Form 10-Q
period 2011-06-30
PEOPLES BANCORP INC
filed 2011-07-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,595,132 common shares, without par value, at July 28, 2011.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,771	$28,324
Interest-bearing deposits in other banks	7,878	46,320
Total cash and cash equivalents	37,649	74,644

Available-for-sale investment securities, at fair value (amortized cost of $638,667 at June 30, 2011 and $617,122 at December 31, 2010)	643,598	613,986
Held-to-maturity investment securities, at amortized cost (fair value of $2,955 at June 30, 2011 and $2,954 at December 31, 2010)	2,966	2,965
Other investment securities, at cost	24,356	24,356
Total investment securities	670,920	641,307
Loans, net of deferred fees and costs	940,119	960,718
Allowance for loan losses	(25,166)	(26,766)
Net loans	914,953	933,952
Loans held for sale	1,508	4,755
Bank premises and equipment, net	24,466	24,934
Bank owned life insurance	53,711	53,532
Goodwill	62,520	62,520
Other intangible assets	2,082	2,350
Other assets	34,894	39,991
Total assets	$1,802,703	$1,837,985
Liabilities
Deposits:
Non-interest-bearing	$222,075	$215,069
Interest-bearing	1,136,751	1,146,531
Total deposits	1,358,826	1,361,600
Short-term borrowings	39,254	51,509
Long-term borrowings	151,703	157,703
Junior subordinated notes held by subsidiary trust	22,583	22,565
Accrued expenses and other liabilities	11,810	13,927
Total liabilities	1,584,176	1,607,304
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 18,000 shares issued at June 30, 2011, and 39,000 issued at December 31, 2010	17,862	38,645
Common stock, no par value, 24,000,000 shares authorized, 11,086,968 shares issued at June 30, 2011 and 11,070,022 shares issued at December 31, 2010, including shares in treasury	166,555	166,298
Retained earnings	48,518	45,547
Accumulated other comprehensive income (loss), net of deferred income taxes	841	(4,453)
Treasury stock, at cost, 608,819 shares at June 30, 2010 and 612,695 shares at December 31, 2010	(15,249)	(15,356)
Total stockholders’ equity	218,527	230,681
Total liabilities and stockholders’ equity	$1,802,703	$1,837,985

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$12,389	$14,604	$25,067	$29,431
Interest and dividends on taxable investment securities	6,163	7,720	12,366	15,704
Interest on tax-exempt investment securities	384	618	809	1,260
Other interest income	5	21	16	25
Total interest income	18,941	22,963	38,258	46,420
Interest Expense:
Interest on deposits	3,674	4,953	7,659	10,097
Interest on short-term borrowings	26	66	61	147
Interest on long-term borrowings	1,317	2,279	2,627	4,572
Interest on junior subordinated notes held by subsidiary trust	493	492	985	990
Total interest expense	5,510	7,790	11,332	15,806
Net interest income	13,431	15,173	26,926	30,614
Provision for loan losses	(2,295)	(5,458)	(7,606)	(11,959)
Net interest income after provision for loan losses	11,136	9,715	19,320	18,655
Gross impairment losses on investment securities	—	(800)	—	(1,620)
Less: Non-credit losses included in other comprehensive income	—	—	—	166
Net impairment losses on investment securities	—	(800)	—	(1,786)
Other Income:
Deposit account service charges	2,454	2,457	4,628	4,755
Insurance income	2,165	2,261	4,997	4,672
Trust and investment income	1,409	1,209	2,734	2,765
Electronic banking income	1,284	1,175	2,505	2,263
Mortgage banking income	286	267	660	502
Bank owned life insurance	92	173	179	358
Net gain on investment securities	56	3,018	416	3,034
Net loss on asset disposals and other transactions	(556)	(1,348)	(496)	(1,331)
Other non-interest income	201	230	562	471
Total other income	7,391	9,442	16,185	17,489
Other Expenses:
Salaries and employee benefit costs	7,953	7,496	15,580	14,873
Net occupancy and equipment	1,472	1,440	2,973	2,958
Professional fees	1,013	601	1,808	1,293
FDIC insurance	450	612	1,112	1,229
Electronic banking expense	685	557	1,303	1,162
Data processing and software	453	527	916	1,097
Foreclosed real estate and other loan expenses	224	472	574	1,118
Franchise tax	358	374	759	747
Amortization of other intangible assets	152	235	314	480
Other non-interest expense	1,959	1,995	3,998	3,927
Total other expenses	14,719	14,309	29,337	28,884
Income before income taxes	3,808	4,048	6,168	5,474
Income tax expense	(887)	(763)	(1,378)	(874)
Net income	$2,921	$3,285	$4,790	$4,600
Preferred dividends	(238)	(512)	(761)	(1,025)
Net income available to common shareholders	$2,683	$2,773	$4,029	$3,575
Earnings per common share - basic	$0.26	$0.27	$0.38	$0.34
Earnings per common share - diluted	$0.26	$0.27	$0.38	$0.34
Weighted-average number of common shares outstanding - basic	10,478,362	10,422,126	10,475,109	10,406,919
Weighted-average number of common shares outstanding - diluted	10,507,895	10,429,369	10,492,712	10,415,999
Cash dividends declared on common shares	$—	$1,054	$1,058	$2,105
Cash dividends declared per common share	$—	$0.10	$0.10	$0.20
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			4,790			4,790
Other comprehensive income, net of tax				5,294		5,294
Preferred stock dividends			(544)			(544)
Amortization of discount on preferred stock	217		(217)			—
Common stock cash dividends declared			(1,058)			(1,058)
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(69)	(69)
Common shares issued under dividend reinvestment plan		161				161
Stock-based compensation expense		96				96
Repurchase of preferred stock	(21,000)					(21,000)
Balance, June 30, 2011	$17,862	$166,555	$48,518	$841	$(15,249)	$218,527

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$23,343	$23,351
Investing activities:
Available-for-sale securities:
Purchases	(119,777)	(135,204)
Proceeds from sales	30,759	51,237
Proceeds from maturities, calls and prepayments	61,577	101,640
Purchase of held-to-maturity securities	—	(2,000)
Net decrease in loans	11,881	20,164
Net expenditures for premises and equipment	(656)	(685)
Proceeds from sales of other real estate owned	880	310
Investment in limited partnership and tax credit funds	(234)	(249)
Net cash (used in) provided by investing activities	(15,570)	35,213
Financing activities:
Net increase in non-interest-bearing deposits	7,006	5,559
Net decrease in interest-bearing deposits	(9,826)	(2,718)
Net decrease in short-term borrowings	(12,255)	(27,156)
Proceeds from long-term borrowings	—	5,000
Payments on long-term borrowings	(5,999)	(11,131)
Repurchase of preferred shares	(21,000)	—
Preferred stock dividends	(675)	(975)
Cash dividends paid on common shares	(2,034)	(1,894)
Purchase of treasury stock	(69)	(91)
Proceeds from issuance of common shares	84	444
Excess tax expense for stock-based compensation	—	(7)
Net cash used in financing activities	(44,768)	(32,969)
Net (decrease) increase in cash and cash equivalents	(36,995)	25,595
Cash and cash equivalents at beginning of period	74,644	41,773
Cash and cash equivalents at end of period	$37,649	$67,368
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

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2010 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2010, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2010 Form 10-K.

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

Assets measured at fair value on a recurring basis comprised the following at June 30, 2011:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Obligations of:
U.S. Treasury and government agencies	$36	$—	$36	$—
U.S. government sponsored agencies	12,321	—	12,321	—
States and political subdivisions	38,091	—	38,091	—
Residential mortgage-backed securities	540,931	—	540,931	—
Commercial mortgage-backed securities	35,288	—	35,288	—
Bank-issued trust preferred securities	13,385	—	13,385	—
Equity securities	3,546	3,425	121	—
Total available-for-sale securities	$643,598	$3,425	$640,173	$—
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$39	$—	$39	$—
U.S. government sponsored agencies	12,262	—	12,262	—
States and political subdivisions	47,379	—	47,379	—
Residential mortgage-backed securities	507,534	18,179	489,355	—
Commercial mortgage-backed securities	30,700	3,545	27,155	—
Bank-issued trust preferred securities	12,984	—	12,984	—
Equity securities	3,088	2,960	128	—
Total available-for-sale securities	$613,986	$24,684	$589,302	$—

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).  The fair values of the residential and commercial mortgage-backed securities measured at fair value using Level 1 inputs at December 31, 2010 represented the purchase price of the securities since they were acquired near year-end 2010. At June 30, 2011, these securities were classified as Level 2 as a pricing model was used to value the securities, which was consistent with the rest of the classification for the sector.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2011, impaired loans with an aggregate outstanding principal balance of $20.6 million were measured and reported at a fair value of $13.4 million.  For the three and six months ended June 30, 2011, Peoples recognized losses on impaired loans of $3.0 million and $7.2 million, respectively, through the allowance for loan losses.

Other Real Estate Owned: Other real estate owned ("OREO") is measured and reported at fair value when the current book value exceeds the estimated fair value of the property. Management's determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs). At June 30, 2011, Peoples had $3.5 million of OREO which was measured and reported at a fair value of $2.2 million. As a result, Peoples recorded losses of $1.3 million through earnings for the three and six months ended June 30, 2011.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,649	$37,649	$74,644	$74,644
Investment securities	670,920	670,909	641,307	641,296
Loans	916,461	824,929	938,707	825,547
Financial liabilities:
Deposits	$1,358,826	$1,372,923	$1,361,600	$1,380,336
Short-term borrowings	39,254	39,254	51,509	51,509
Long-term borrowings	151,703	160,716	157,703	164,075
Junior subordinated notes held by subsidiary trust	22,583	23,811	22,565	23,861

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

Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of:
U.S. Treasury and government agencies	$35	$1	$—	$36
U.S. government sponsored agencies	12,503	55	(237)	12,321
States and political subdivisions	36,399	1,699	(7)	38,091
Residential mortgage-backed securities	538,507	15,339	(12,915)	540,931
Commercial mortgage-backed securities	36,128	268	(1,108)	35,288
Bank-issued trust preferred securities	13,882	84	(581)	13,385
Equity securities	1,213	2,429	(96)	3,546
Total available-for-sale securities	$638,667	$19,875	$(14,944)	$643,598
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$38	$1	$—	$39
U.S. government sponsored agencies	12,753	55	(546)	12,262
States and political subdivisions	46,717	1,063	(401)	47,379
Residential mortgage-backed securities	512,398	14,155	(19,019)	507,534
Commercial mortgage-backed securities	30,124	648	(72)	30,700
Bank-issued trust preferred securities	13,877	79	(972)	12,984
Equity securities	1,214	1,970	(96)	3,088
Total available-for-sale securities	$617,121	$17,971	$(21,106)	$613,986

Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both June 30, 2011 and December 31, 2010.

At June 30, 2011, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $370.7 million and $394.7 million at June 30, 2011 and December 31, 2010, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $48.1 million and $28.1 million at June 30, 2011 and December 31, 2010, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross gains realized	$56	$3,018	$498	$3,034
Gross losses realized	—	—	82	—
Net gain realized	$56	$3,018	$416	$3,034

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2011
Obligations of:
U.S. government sponsored agencies	$11,423	$237	1	$4	$—	1	$11,427	$237
States and political subdivisions	221	7	1	—	—	—	221	7
Residential mortgage-backed securities	81,877	4,763	13	51,049	8,152	14	132,926	12,915
Commercial mortgage-backed securities	29,980	1,108	3	—	—	—	29,980	1,108
Bank-issued trust preferred securities	6,356	34	4	3,473	547	4	9,829	581
Equity securities	—	—	—	80	96	1	80	96
Total	$129,857	$6,149	22	$54,606	$8,795	20	$184,463	$14,944
December 31, 2010
Obligations of:
U.S. government sponsored agencies	$11,202	$546	1	$—	$—	—	$11,202	$546
States and political subdivisions	13,055	401	19	—	—	—	13,055	401
Residential mortgage-backed securities	152,075	13,080	23	39,540	5,939	9	191,615	19,019
Commercial mortgage-backed securities	21,388	72	4	—	—	—	21,388	72
Bank-issued trust preferred securities	4,290	47	3	5,144	925	5	9,434	972
Equity securities	—	—	—	80	96	1	80	96
Total	$202,010	$14,146	50	$44,764	$6,960	15	$246,774	$21,106

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2011, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2011 and December 31, 2010, were attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2011, the residential and commercial mortgage-backed securities that have been at an unrealized loss position for less than twelve months consisted almost entirely of securities issued by U.S government sponsored agencies. Additionally, approximately 93% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S government sponsored agencies. Of the remaining mortgage-backed securities, all of the underlying mortgages were originated prior to 2004. Furthermore, five of the eight bank-issued trust preferred securities were within 98% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of these investments and the current interest rate environment.
Of the positions with a fair value less than 90% of their book value, five of the ten securities were mortgage-backed securities issued by U.S government sponsored agencies. The remaining securities were limited to three variable rate bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.5 million at June 30, 2011, and two variable rate residential mortgage-backed securities with book and market values of $2.0 million and $1.7 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and current market interest rates.

The table below presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at June 30, 2011.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$12	$23	$—	$35
U.S. government sponsored agencies	—	843	11,660	—	12,503
States and political subdivisions	2,601	6,574	9,618	17,606	36,399
Residential mortgage-backed securities	—	6,210	56,040	476,257	538,507
Commercial mortgage-backed securities	—	—	34,635	1,493	36,128
Bank-issued trust preferred securities	—	—	—	13,882	13,882
Equity securities	—	—	—	1,213	1,213
Total available-for-sale securities	$2,601	$13,639	$111,976	$510,451	$638,667
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$13	$23	$—	$36
U.S. government sponsored agencies	—	898	11,423	—	12,321
States and political subdivisions	2,638	6,821	10,321	18,311	38,091
Residential mortgage-backed securities	—	6,775	58,246	475,910	540,931
Commercial mortgage-backed securities	—	—	33,625	1,663	35,288
Bank-issued trust preferred securities	—	—	—	13,385	13,385
Equity securities	—	—	—	3,546	3,546
Total available-for-sale securities	$2,638	$14,507	$113,638	$512,815	$643,598
Total average yield	5.63%	5.69%	4.35%	3.76%	3.91%

Held-to-Maturity
At June 30, 2011, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $3.0 million and have gross unrealized losses totaling $10,744; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.

Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets. The major classifications of loan balances, excluding loans held for sale, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$430,832	$452,875
Commercial and industrial	148,254	153,192
Real estate construction	28,136	22,478
Residential real estate	196,428	200,275
Home equity lines of credit	47,784	48,130
Consumer	86,540	81,567
Deposit account overdrafts	2,145	2,201
Total loans	$940,119	$960,718

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$3,245	$3,616
Commercial and industrial	201	200
Residential real estate	16,371	17,893
Consumer	123	123
Total outstanding balance	$19,940	$21,832
Net carrying amount	$19,431	$21,229

Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $185.6 million and $181.8 million at June 30, 2011 and December 31, 2010, respectively. Peoples also had pledged commercial loans to secure borrowings with the Federal Reserve Bank of Cleveland. The outstanding balances of these loans totaled $138.1 million and $195.6 million at June 30, 2011 and December 31, 2010, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due. The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows:

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Commercial real estate	$27,455	$34,392	$—	$—
Commercial and industrial	1,325	1,714	—	—
Real estate construction	—	—	—	—
Residential real estate	2,358	3,790	124	27
Home equity lines of credit	283	554	—	—
Consumer	—	—	—	—
Total	$31,421	$40,450	$124	$27

At December 31, 2010, nonaccrual commercial real estate loans with an aggregate carrying amount of $951,000 were classified as held-for-sale and thus excluded for the table above. During the second quarter of 2011, one loan with a carrying value of $379,000 was sold for a gain of $371,000, while the remaining loans were transferred to OREO.
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
June 30, 2011
Commercial real estate	$3,242	$277	$12,369	$15,888	$414,944	$430,832
Commercial and industrial	370	668	—	1,038	147,216	148,254
Real estate construction	—	—	400	400	27,736	28,136
Residential real estate	4,020	1,266	2,083	7,369	189,059	196,428
Home equity lines of credit	477	46	—	523	47,261	47,784
Consumer	33	57	283	373	86,167	86,540
Deposit account overdrafts	69	—	—	69	2,076	2,145
Total	$8,211	$2,314	$15,135	$25,660	$914,459	$940,119
December 31, 2010
Commercial real estate	$3,208	$5,378	$14,652	$23,238	$429,637	$452,875
Commercial and industrial	563	11	247	821	152,371	153,192
Real estate construction	4	—	815	819	21,659	22,478
Residential real estate	4,321	2,022	1,959	8,302	191,973	200,275
Home equity lines of credit	725	119	—	844	47,286	48,130
Consumer	186	58	458	702	80,865	81,567
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$9,007	$7,588	$18,131	$34,726	$925,992	$960,718

Credit Quality Indicators
As discussed in Note 1 of Peoples' 2010 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
June 30, 2011
Commercial real estate	$316,757	$56,243	$55,968	$5	$1,859	$430,832
Commercial and industrial	102,192	16,785	8,261	—	21,016	148,254
Real estate construction	21,590	2,981	2,945	—	620	28,136
Residential real estate	4,044	2,308	7,223	40	182,813	196,428
Home equity lines of credit	1,028	521	1,372	—	44,863	47,784
Consumer	93	—	—	—	86,447	86,540
Deposit account overdrafts	—	—	—	—	2,145	2,145
Total	$445,704	$78,838	$75,769	$45	$339,763	$940,119
December 31, 2010
Commercial real estate	$320,306	$49,901	$77,634	$—	$5,034	$452,875
Commercial and industrial	122,874	6,325	9,427	247	14,319	153,192
Real estate construction	14,991	3,017	3,495	—	975	22,478
Residential real estate	5,186	2,135	8,031	—	184,923	200,275
Home equity lines of credit	283	339	2,106	—	45,402	48,130
Consumer	89	—	—	—	81,478	81,567
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$463,729	$61,717	$100,693	$247	$334,332	$960,718

Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2011
Commercial real estate	$54,033	$1,308	$25,291	$26,599	$523	$27,060	$—
Commercial and industrial	2,188	1,318	—	1,318	772	1,433	—
Real estate construction	1,574	—	760	760	—	794	—
Residential real estate	1,115	—	662	662	—	555	—
Home equity lines of credit	424	—	275	275	—	353	—
Total	$59,334	$2,626	$26,988	$29,614	$1,295	$30,195	$—
December 31, 2010
Commercial real estate	$58,178	$6,403	$27,550	$33,953	$1,789	$21,361	$10
Commercial and industrial	2,333	1,086	729	1,815	572	1,713	5
Real estate construction	1,755	330	485	815	22	913	—
Residential real estate	1,170	631	506	1,137	320	867	9
Home equity lines of credit	522	520	—	520	254	535	—
Total	$63,958	$8,970	$29,270	$38,240	$2,957	$25,389	$24

Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(9,275)	(937)	(957)	—	(330)	(458)	(293)	(12,250)
Recoveries	1,360	546	569	—	26	390	153	3,044
Net (charge-offs) recoveries	(7,915)	(391)	(388)	—	(304)	(68)	(140)	(9,206)
Provision for loan losses	5,470	1,300	175	—	425	130	106	7,606
Balance, June 30, 2011	$19,361	$3,069	$1,187	$—	$552	$783	$214	$25,166

Period-end amount allocated to:
Loans individually evaluated for impairment	$523	$772	$—	$—	$—	$—	$—	$1,295
Loans collectively evaluated for impairment	18,838	2,297	1,187	—	552	783	214	23,871
Ending balance	$19,361	$3,069	$1,187	$—	$552	$783	$214	$25,166

Balance, January 1, 2010	$22,125	$1,586	$1,619	$—	$528	$1,074	$325	$27,257
Charge-offs	(11,098)	(1,076)	(346)	(68)	(19)	(591)	(453)	(13,651)
Recoveries	779	144	86	—	25	389	180	1,603
Net (charge-offs) recoveries	(10,319)	(932)	(260)	(68)	6	(202)	(273)	(12,048)
Provision for loan losses	8,392	3,300	—	68	—	—	199	11,959
Balance, June 30, 2010	$20,198	$3,954	$1,359	$—	$534	$872	$251	$27,168

Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	20,198	3,954	1,359	—	534	872	251	27,168
Ending balance	$20,198	$3,954	$1,359	$—	$534	$872	$251	$27,168

Note 5 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		5,337	647
Changes related to deferred compensation plan:
Purchase of treasury stock			(9,209)
Reissuance of treasury stock			4,686
Repurchase of preferred shares	(21,000)
Common shares issued under dividend reinvestment plan		11,609
Shares at June 30, 2011	18,000	11,086,968	608,819

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

In the second quarter of 2011, Peoples' Board of Directors adopted a new schedule for considering the declaration of dividends payable to common shareholders. Beginning with the second quarter 2011 dividend, Peoples' Board of Directors will determine whether to declare future dividends payable to common shareholders, if financial conditions warrant, during the first month of the following calendar quarter. In recent quarters, the Board of Directors declared dividends in the final month of each calendar quarter. As a result of this change, no dividends on common shares were declared during the second quarter of 2011, which had a positive impact on Peoples' common equity and corresponding capital ratios at June 30, 2011. On July 28, 2011, the Board of Directors declared a cash dividend of $0.10 per common share with respect to second quarter 2011 results at a regularly scheduled Board meeting. This dividend is payable on August 22, 2011, to shareholders of record on August 8, 2011.

Note 6  Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$2,921	$3,285	$4,790	$4,600
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	8,066	(1,779)	8,484	(7,766)
Related tax (expense) benefit	(2,823)	623	(2,969)	2,718
Less: reclassification adjustment for net gain included in net income	56	2,218	416	1,248
Related tax expense	(19)	(776)	(145)	(436)
Net effect on other comprehensive income (loss)	5,206	(2,598)	5,244	(5,860)
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	38	77	77	77
Related tax expense	(13)	(27)	(27)	(27)
Net effect on other comprehensive income	25	50	50	50
Total other comprehensive income (loss), net of tax	5,231	(2,548)	5,294	(5,810)
Total comprehensive income (loss)	$8,152	$737	$10,084	$(1,210)

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2011:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	5,244	25	5,269
Balance, June 30, 2011	$3,206	$(2,390)	$816

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

 The following tables detail the components of the net periodic benefit cost for the plans:

Pension Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$—	$187	$—	$375
Interest cost	201	196	373	392
Expected return on plan assets	(276)	(287)	(556)	(574)
Amortization of prior service cost	—	1	—	2
Amortization of net loss	22	37	30	75
Net periodic benefit cost	$(53)	$134	$(153)	$270

Postretirement Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$—	$—	$—	$—
Interest cost	3	3	6	6
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss	(2)	(3)	(4)	(5)
Net periodic benefit cost	$1	$—	$2	$—

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

The following table summarizes Peoples’ stock options outstanding at June 30, 2011:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	9,876	0.9 years	$20.08
$21.72	to	$23.58	47,640	1.4 years	22.32
$23.59	to	$25.94	41,343	0.9 years	23.96
$26.01	to	$27.74	41,354	2.8 years	27.08
$28.25	to	$28.26	34,028	3.7 years	28.25
$28.57	to	$30.00	31,410	3.4 years	29.02
Total			205,651	2.3 years	$25.50

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.

The following table summarizes Peoples’ SARs outstanding at June 30, 2011:

Exercise Prices	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	5,000	2.4 years
$23.77	18,936	6.6 years
$23.80	1,000	6.4 years
$29.25	17,506	4.4 years
Total	42,442	5.2 years

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years. In the first quarter of 2011, Peoples granted restricted shares to officers and key employees with both with a two-year time-based vesting period and a two-year performance-based vesting period. For the shares subject to performance-based vesting, the restrictions on these shares will vest after two year upon the achievement of a cumulative diluted earnings per common share of $3.10 for the three-year period ending December 31, 2012.

The following summarizes the changes to Peoples’ restricted common shares for the period ended June 30, 2011:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	7,337	$19.88	—	$—
Awarded	37,423	13.33	3,531	13.14
Released	5,337	22.09	—	—
Outstanding at June 30	39,423	$13.37	3,531	$13.14

For the six months ended June 30, 2011, the total intrinsic value of restricted common shares released was $72,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Total stock-based compensation	$63	$25	$96	$51
Recognized tax benefit	(22)	(9)	(34)	(18)
Net expense recognized	$41	$16	$62	$33

Total unrecognized stock-based compensation expense related to unvested awards was $336,000 at June 30, 2011, which will be recognized over a weighted-average period of 1.4 years.

Note 9  Earnings Per Common Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 5, Peoples had a Warrant to purchase 313,505 common shares outstanding at June 30, 2011.  This Warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 248,093 and 269,185 common shares were excluded from the calculations for the six months ended June 30, 2011 and 2010, respectively, since they were anti-dilutive.

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2011	2010	2011	2010
Net income	$2,921	$3,285	$4,790	$4,600
Preferred dividends	238	512	761	1,025
Net income available to common shareholders	$2,683	$2,773	$4,029	$3,575
Weighted-average common shares outstanding	10,478,362	10,422,126	10,475,109	10,406,919
Effect of potentially dilutive common shares	29,533	7,243	17,603	9,080
Total weighted-average diluted common shares outstanding	10,507,895	10,429,369	10,492,712	10,415,999
Earnings per common share:
Basic	$0.26	$0.27	$0.38	$0.34
Diluted	$0.26	$0.27	$0.38	$0.34

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
SIGNIFICANT RATIOS
Return on average stockholders' equity	5.48%	5.43%	4.47%	3.81%
Return on average common stockholders' equity	5.49%	5.45%	4.18%	3.52%
Return on average assets	0.65%	0.66%	0.53%	0.46%
Net interest margin	3.43%	3.49%	3.43%	3.51%
Efficiency ratio (a)	67.43%	60.28%	66.30%	60.17%
Average stockholders' equity to average assets	11.82%	12.15%	11.89%	12.13%
Average loans to average deposits	69.33%	72.98%	69.78%	74.22%
Dividend payout ratio	—%	38.01%	26.26%	58.88%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.35%	3.77%	3.35%	3.77%
Nonperforming assets as a percent of total assets (b)(c)	1.95%	2.21%	1.95%	2.21%
Allowance for loan losses to loans net of unearned interest (c)	2.68%	2.66%	2.68%	2.66%
Allowance for loan losses to nonperforming loans (b)(c)	79.78%	70.50%	79.78%	70.50%
Provision for loan losses to average loans (annualized)	0.97%	2.10%	1.61%	2.29%
Net charge-offs as a percentage of average loans (annualized)	0.67%	1.86%	1.94%	2.31%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	12.05%	11.07%	12.05%	11.07%
Tier 1 capital ratio	15.62%	16.11%	15.62%	16.11%
Total risk-based capital ratio	16.97%	17.44%	16.97%	17.44%
Leverage ratio	10.10%	10.14%	10.10%	10.14%
Tangible equity to tangible assets (d)	8.86%	9.21%	8.86%	9.21%
Tangible common equity to tangible assets (d)	7.83%	7.18%	7.83%	7.18%
Tangible assets (d)	$1,738,101	$1,901,908	$1,738,101	$1,901,908
Tangible equity (d)	153,925	175,142	153,925	175,142
Tangible common equity (d)	$136,063	$136,549	$136,063	$136,549
PER COMMON SHARE DATA
Earnings per share – Basic	$0.26	$0.27	$0.38	$0.34
Earnings per share – Diluted	0.26	0.27	0.38	0.34
Cash dividends declared per share	—	0.10	0.10	0.20
Book value per share (c)	19.15	19.35	19.15	19.35
Tangible book value per share (c) (d)	$12.99	$13.10	$12.99	$13.10
Weighted-average common shares outstanding – Basic	10,478,362	10,422,126	10,475,109	10,406,919
Weighted-average common shares outstanding – Diluted	10,507,895	10,429,369	10,492,712	10,415,999
Common shares outstanding at end of period	10,478,149	10,423,317	10,478,149	10,423,317

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

(5)
economic conditions, either nationally or in the areas where Peoples and its subsidiaries do business, may be less favorable than expected, which could decrease the demand for loans, deposits and other financial services and increase loan delinquencies and defaults;

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

Peoples offers diversified financial products and services through 48 financial service locations and 42 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2011, which were unchanged from the policies disclosed in Peoples’ 2010 Form 10-K.

Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2010 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  Peoples performs its required annual impairment test as of June 30 each year.
At June 30, 2011, management performed its annual impairment test of Peoples’ recorded goodwill. The methodology and significant assumptions made by management were consistent with those disclosed in Peoples’ 2010 Form 10-K.  Based on its analysis at June 30, 2011, management concluded the fair value of Peoples’ single reporting unit exceeded its carrying value. However, the excess fair value was not significant enough to provide management with a reasonable basis on which to conclude no goodwill impairment existed without further evaluation. Consequently, management performed additional analyses to estimate the fair value of goodwill and concluded the estimated fair value of goodwill exceeded the carrying value of goodwill and therefore, no impairment was recorded.
Management’s analysis indicated that a decline in the fair value of Peoples’ single reporting unit of 24% or more would result in goodwill impairment. The analysis also indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit resulting in goodwill impairment: (1) a 25% sustained decline in future cash flows or (2) a 250 basis point increase in the discount rate.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
As described in Note 5 of the Notes to the Consolidated Financial Statements, no dividends were declared on common shares during the second quarter of 2011 as a result of Peoples' Board of Directors adopting a new schedule for declaring such dividends. The lack of dividends declared on common shares due to this change had a positive impact on Peoples' common equity and corresponding capital ratios at June 30, 2011. On July 28, 2011, the Board of Directors declared a cash dividend of $0.10 per common share with respect to second quarter 2011 results at a regularly scheduled Board meeting. This dividend is payable on August 22, 2011, to shareholders of record on August 8, 2011.

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

◦
In the first quarter of 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million  on its then remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflected management’s estimation of credit losses incurred during the first quarter of 2010 based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the first quarter 2010 OTTI loss, Peoples no longer has any exposure to CDO securities within its investment portfolio.

◦
Since early 2008, Peoples’ loan quality has been negatively impacted by adverse conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers. These conditions led to Peoples to downgrade the loan quality ratings of various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than long-term historical levels.  Peoples has also recognized losses on other real estate owned (“OREO”) in recent quarters due to declining commercial real estate values.

◦
In 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to restore the Deposit Insurance Fund, which affected all FDIC-insured depository institutions. These actions included increasing base assessment rates, imposing a one-time special assessment and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012. As a result, Peoples has incurred higher FDIC insurance costs compared to historical amounts. On April 1, 2011, new regulations required by the Dodd-Frank Act became effective changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment system for large institutions and the assessment rate schedule. The new assessment base reduced Peoples' FDIC insurance costs beginning with the amount recorded for the second quarter of 2011.

◦
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between August 2007 and December 2008, the Federal Reserve reduced the target Federal Funds rate 500 basis points to a range of 0% to 0.25% and reduced the Discount Rate 575 basis points to 0.50%. These actions caused a corresponding downward shift in short-term market interest rates. In 2009, the Federal Reserve maintained the target Federal Funds Rate and Discount Rate at their historically low levels of 0% to 0.25% and 0.50%, respectively. In February 2010, the Federal Reserve increased the Discount Rate by 25 basis points to 0.75% while leaving its target Federal Funds Rate range unchanged, thereby widening the spread between the Discount Rate and the high end of the target Federal Funds Rate. No changes to either the Federal Funds Rate or Discount Rate have occurred during the remainder of 2010 or the first half of 2011.

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

EXECUTIVE SUMMARY

For the second quarter of 2011, net income available to common shareholders was $2.7 million, or $0.26 per diluted common share, versus $2.8 million and $0.27 per diluted common share a year ago and $1.3 million, or $0.13 per diluted common share for the first quarter of 2011 (or "linked quarter"). The linked quarter earnings improvement was driven by a reduction in loan-related credit losses. Second quarter 2010 earnings included net security gains of $2.2 million or $0.14 per share after-tax. On a year-to-date basis, earnings per diluted common share improved 12% to $0.38 compared to the $0.34 earned in the first half of 2010.
Provision for loan losses totaled $2.3 million in the second quarter of 2011, versus $5.3 million for the linked quarter and $5.5 million for the second quarter of 2010. Provision for loan losses totaled $7.6 million for the first six months of 2011, versus $12.0 million for the first six months of 2010. The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management's formal quarterly analysis.
Second quarter 2011 net interest income and margin were comparable with the linked quarter as lower deposit costs from the repricing of a large government deposit relationship offset the impact of the sustained low interest rate environment on asset yields. Year-over-year, net interest income decreased 11% and net interest margin compressed six basis points in the second quarter of 2011, attributable to the combination of declining loan balances and lower reinvestment rates with limited opportunities for offsetting reductions in funding costs. These factors also accounted for the 12% reduction in net interest income and eight basis points compression of net interest margin on a year-to-date basis.
Non-interest income, excluding gains and losses on securities and asset disposals, increased 2% in the second quarter of 2011, compared to the prior year. This increase was driven by stronger revenues from fiduciary, brokerage and electronic banking activities. Compared to the linked quarter, non-interest income decreased 6% as a result of Peoples' recognizing $943,000 of annual performance-based insurance revenues in the first quarter. Through six months of 2011, total non-interest income was up 3% over the same period last year, due mostly to higher debit card revenue and mortgage banking income.
Total non-interest expense, while comparable to the linked quarter, was 3% higher than the prior year second quarter and up 2% on a year-to-date basis. Increased employee benefit costs and professional fees were mostly offset by reduced FDIC insurance costs and lower foreclosed real estate and other loan costs.
Total assets were down 2% compared to year-end 2010 to $1.80 billion at June 30, 2011. Cash and cash equivalents decreased $37.0 million, which was partially offset by a $29.6 million increase in investment securities. These changes were due primarily to the Partial TARP Redemption and reinvestment of short-term investments into longer-term investments. Total portfolio loan balances declined $20.6 million to $940.1 million at June 30, 2011. These declines were primarily the result of commercial loan payoffs and charge-offs exceeding production. Despite weak economic conditions, Peoples experienced strong growth in consumer loans during the second quarter of 2011 as a result of increased auto lending efforts due to targeted promotional efforts.
Total liabilities decreased $23.1 million during the six months ended June 30, 2011, to $1.58 billion. Total retail deposit balances were essentially unchanged during the second quarter of 2011, as declines in interest-bearing retail deposits were nearly matched by increases in non-interest-bearing deposits. The lower interest-bearing deposit balances were a result of management maintaining its focus on reducing higher-cost, non-core deposits. Total borrowed funds were $213.5 million at June 30, 2011, down $18.2 million since December 31, 2010, as Peoples continued to repay maturing wholesale borrowings.
Total stockholders' equity was $218.5 million at June 30, 2011, a $12.2 million reduction from $230.7 million at December 31, 2010, reflecting the impact of the Partial TARP Capital Redemption. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 12.05% at June 30, 2011, while the Total Capital ratio was 16.97% versus 18.24% at December 31, 2010, with the decrease the result of the Partial TARP Capital Redemption.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2011			March 31, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,200	$5	0.20%	$20,204	$11	0.22%	$34,077	$21	0.25%
Investment Securities (1):
Taxable	632,657	6,209	3.93%	617,915	6,248	4.04%	678,806	7,766	4.58%
Nontaxable (2)	38,050	591	6.21%	41,323	654	6.33%	60,400	951	6.31%
Total investment securities	670,707	6,800	4.06%	659,238	6,902	4.19%	739,206	8,717	4.72%
Loans (3):
Commercial	614,173	7,618	4.98%	630,087	7,835	5.04%	694,004	9,313	5.38%
Real estate (4)	246,716	3,271	5.30%	249,918	3,353	5.37%	262,270	3,642	5.55%
Consumer	86,731	1,528	7.07%	83,419	1,516	7.37%	85,736	1,674	7.83%
Total loans	947,620	12,417	5.25%	963,424	12,704	5.33%	1,042,010	14,629	5.63%
Less: Allowance for loan losses	(27,835)			(28,338)			(30,669)
Net loans	919,785	12,417	5.41%	935,086	12,704	5.49%	1,011,341	14,629	5.80%
Total earning assets	1,599,692	19,222	4.81%	1,614,528	19,617	4.89%	1,784,624	23,367	5.24%
Intangible assets	64,682			64,820			65,248
Other assets	144,357			145,379			146,234
Total assets	$1,808,731			$1,824,727			$1,996,106
Deposits:
Savings accounts	$137,518	$62	0.18%	$128,784	$55	0.17%	$121,017	$48	0.16%
Interest-bearing demand accounts	248,258	440	0.71%	232,932	622	1.08%	237,262	650	1.10%
Money market accounts	264,195	225	0.34%	278,664	245	0.36%	294,138	654	0.89%
Brokered deposits	69,747	570	3.28%	81,688	632	3.14%	111,222	761	2.74%
Retail certificates of deposit	420,497	2,377	2.27%	426,917	2,431	2.31%	454,533	2,840	2.51%
Total interest-bearing deposits	1,140,215	3,674	1.29%	1,148,985	3,985	1.41%	1,218,172	4,953	1.63%
Borrowed Funds:
Short-term FHLB advances	2,216	1	0.11%	1,401	1	0.14%	—	—	—%
Retail repurchase agreements	40,320	25	0.26%	44,923	34	0.31%	48,931	66	0.53%
Total short-term borrowings	42,536	26	0.25%	46,324	35	0.30%	48,931	66	0.53%
Long-term FHLB advances	86,771	754	3.49%	88,901	765	3.49%	105,058	929	3.55%
Wholesale repurchase agreements	65,000	563	3.43%	65,000	546	3.36%	135,000	1,350	3.96%
Other borrowings	22,579	493	8.64%	22,570	492	8.73%	22,544	492	8.64%
Total long-term borrowings	174,350	1,810	4.13%	176,471	1,803	4.11%	262,602	2,771	4.19%
Total borrowed funds	216,886	1,836	3.37%	222,795	1,838	3.32%	311,533	2,837	3.62%
Total interest-bearing liabilities	1,357,101	5,510	1.63%	1,371,780	5,823	1.72%	1,529,705	7,790	2.04%
Non-interest-bearing deposits	226,669			222,656			209,602
Other liabilities	11,257			12,001			14,317
Total liabilities	1,595,027			1,606,437			1,753,624
Preferred equity	17,856			25,245			38,581
Common equity	195,848			193,045			203,901
Total stockholders’ equity	213,704			218,290			242,482
Total liabilities and
stockholders’ equity	$1,808,731			$1,824,727			$1,996,106
Interest rate spread		$13,712	3.18%		$13,794	3.17%		$15,577	3.20%
Net interest margin			3.43%			3.43%			3.49%

	For the Six Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$14,672	$16	0.22%	$20,772	$25	0.25%
Investment Securities (1):
Taxable	625,327	12,457	3.98%	692,017	15,782	4.56%
Nontaxable (2)	39,677	1,245	6.28%	61,409	1,938	6.31%
Total investment securities	665,004	13,702	4.12%	753,426	17,720	4.71%
Loans (3):
Commercial	622,086	15,453	5.01%	698,918	18,680	5.39%
Real estate (4)	248,308	6,624	5.34%	264,283	7,412	5.61%
Consumer	85,084	3,044	7.21%	87,764	3,388	7.78%
Total loans	955,478	25,121	5.29%	1,050,965	29,480	5.64%
Less: Allowance for loan losses	(28,085)			(30,004)
Net loans	927,393	25,121	5.45%	1,020,961	29,480	5.81%
Total earning assets	1,607,069	38,839	4.85%	1,795,159	47,225	5.28%
Intangible assets	64,751			65,365
Other assets	144,864			144,111
Total assets	$1,816,684			$2,004,635
Deposits:
Savings accounts	$133,175	$117	0.18%	$118,807	$95	0.16%
Interest-bearing demand accounts	240,637	1,062	0.89%	233,467	1,311	1.13%
Money market accounts	271,390	470	0.35%	283,910	1,311	0.93%
Brokered deposits	75,685	1,202	3.20%	108,726	1,564	2.90%
Retail certificates of deposit	423,689	4,808	2.29%	464,773	5,816	2.52%
Total interest-bearing deposits	1,144,576	7,659	1.35%	1,209,683	10,097	1.68%
Borrowed Funds:
Short-term FHLB advances	1,811	2	0.12%	17,072	10	0.11%
Retail repurchase agreements	42,609	59	0.28%	50,363	137	0.54%
Total short-term borrowings	44,420	61	0.27%	67,435	147	0.43%
Long-term FHLB advances	87,830	1,518	3.49%	104,320	1,837	3.55%
Wholesale repurchase agreements	65,000	1,109	3.39%	137,099	2,735	3.97%
Other borrowings	22,574	985	8.68%	22,539	990	8.74%
Total long-term borrowings	175,404	3,612	4.12%	263,958	5,562	4.21%
Total borrowed funds	219,824	3,673	3.34%	331,393	5,709	3.44%
Total interest-bearing liabilities	1,364,400	11,332	1.67%	1,541,076	15,806	2.06%
Non-interest-bearing deposits	224,674			206,398
Other liabilities	11,626			14,008
Total liabilities	1,600,700			1,761,482
Preferred equity	21,530			38,568
Common equity	194,454			204,585
Total stockholders’ equity	215,984			243,153
Total liabilities and
stockholders’ equity	$1,816,684			$2,004,635
Interest rate spread		$27,507	3.18%		$31,419	3.22%
Net interest margin			3.43%			3.51%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loans being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

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

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Net interest income, as reported	$13,431	$13,495	$15,173	$26,926	$30,614
Taxable equivalent adjustments	281	299	404	581	805
Fully tax-equivalent net interest income	$13,712	$13,794	$15,577	$27,507	$31,419
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2011 Compared to						Six Months Ended June 30, 2011 Compared to
(Dollars in thousands)	March 31, 2011			June 30, 2010			June 30, 2010
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(1)	$(5)	$(6)	$(3)	$(13)	$(16)	$(3)	$(6)	$(9)
Investment Securities: (2)
Taxable	(667)	628	(39)	(1,055)	(502)	(1,557)	(1,886)	(1,439)	(3,325)
Nontaxable	(12)	(51)	(63)	(15)	(345)	(360)	(10)	(683)	(693)
Total investment income	(679)	577	(102)	(1,070)	(847)	(1,917)	(1,896)	(2,122)	(4,018)
Loans:
Commercial	(73)	(144)	(217)	(670)	(1,025)	(1,695)	(1,262)	(1,965)	(3,227)
Real estate	(40)	(42)	(82)	(159)	(212)	(371)	(353)	(435)	(788)
Consumer	(242)	254	12	(270)	124	(146)	(242)	(102)	(344)
Total loan income	(355)	68	(287)	(1,099)	(1,113)	(2,212)	(1,857)	(2,502)	(4,359)
Total interest income	(1,035)	640	(395)	(2,172)	(1,973)	(4,145)	(3,756)	(4,630)	(8,386)
INTEREST EXPENSE:
Deposits:
Savings accounts	3	4	7	7	7	14	10	12	22
Interest-bearing demand accounts	(430)	248	(182)	(400)	190	(210)	(359)	110	(249)
Money market accounts	(9)	(11)	(20)	(368)	(61)	(429)	(786)	(55)	(841)
Brokered certificates of deposit	159	(221)	(62)	715	(906)	(191)	396	(758)	(362)
Retail certificates of deposit	(30)	(24)	(54)	(259)	(204)	(463)	(516)	(492)	(1,008)
Total deposit cost	(307)	(4)	(311)	(305)	(974)	(1,279)	(1,255)	(1,183)	(2,438)
Borrowed funds:
Short-term borrowings	(7)	(2)	(9)	(31)	(9)	(40)	(56)	(30)	(86)
Long-term borrowings	26	(19)	7	(179)	(782)	(961)	(393)	(1,557)	(1,950)
Total borrowed funds cost	19	(21)	(2)	(210)	(791)	(1,001)	(449)	(1,587)	(2,036)
Total interest expense	(288)	(25)	(313)	(515)	(1,765)	(2,280)	(1,704)	(2,770)	(4,474)
Net interest income	$(747)	$665	$(82)	$(1,657)	$(208)	$(1,865)	$(2,052)	$(1,860)	$(3,912)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

Second quarter 2011 net interest income was consistent with the linked quarter, as lower deposit costs offset the impact of the low interest rate environment on asset yields. The reduction in deposit costs occurred primarily as the result of the repricing of large governmental deposit relationship early in the second quarter. Compared to the prior year, net interest income was down 11% and 12% for the second quarter and first half of 2011, respectively, while net interest margin compressed six and eight basis points, respectively. The main driver of these reductions was the sustained low interest rate environment, coupled with a decline in average loan balances experienced as a result of significant payoffs and charge-offs in prior quarters. Peoples' deposit pricing strategy over the past several quarters has caused a moderate decrease in money market balances and high-cost retail certificates of deposit.
During the second half of 2011, Peoples' balance sheet strategies will focus on growing loans profitably, remaining disciplined with loan and deposit pricing and maintaining good liquidity. Opportunities to reduce funding costs will be limited, as minimal high-cost funding is scheduled to mature. As a result, management believes there will be downward pressure on net interest income and margin unless the Federal Reserve takes steps to raise short-term interest rates or loan demand strengthens.
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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Provision for checking account overdrafts	$95	$11	$179	$106	$199
Provision for other loan losses	2,200	5,300	5,279	7,500	11,760
Total provision for loan losses	$2,295	$5,311	$5,458	$7,606	$11,959
As a percentage of average gross loans (a)	0.97%	2.24%	2.10%	1.61%	2.29%
(a) Presented on an annualized basis
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

Net Other Gains (Losses)
The following table details the other gains and losses recognized for the three and six months ended June 30:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Net (loss) gain on OREO	$(1,002)	$57	$(1,261)	$(945)	$(1,231)
Gain (loss) on loans held-for-sale	468	—	(93)	468	(93)
Net (loss) gain on asset disposals	(22)	3	6	(19)	(7)
Net other (losses) gains	$(556)	$60	$(1,348)	$(496)	$(1,331)
OREO losses for the second quarter of both 2011 and 2010 were the result of write-downs on commercial properties whose fair value had declined during the quarter. The losses in the second quarter of 2011 were partially offset by $248,000 in gains from sales of other properties. Also in the second quarter of 2011, Peoples sold two commercial real estate loans, with an aggregate carrying value of $1.0 million and secured by property located outside Peoples' primary market area, at modest gains.

Non-Interest Income
Deposit account service charges comprised the largest portion of second quarter 2011 non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$2,070	$1,718	$2,202	$3,788	$4,110
Account maintenance fees	353	253	217	606	408
Other fees and charges	31	203	38	234	237
Total deposit account service charges	$2,454	$2,174	$2,457	$4,628	$4,755
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. New regulations governing overdraft fees limiting the ability of banks to impose overdraft fees on certain transactions became effective during the third quarter of 2010. While these regulations have had some impact on Peoples' revenues, the year-over-year decline in overdraft and non-sufficient funds fees was mostly attributable to reduced volumes driven by changes in customer behavior. Second quarter 2011 account maintenance fees reflected a full quarter's impact of Peoples' new consumer checking account product offering and pricing structure.
Insurance income continued to comprise a significant portion of Peoples' non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Property and casualty insurance commissions	$1,949	$1,678	$2,014	$3,627	$3,698
Performance-based commissions	1	943	—	944	585
Life and health insurance commissions	125	161	141	286	262
Credit life and A&H insurance commissions	43	30	35	73	48
Other fees and charges	47	20	71	67	79
Total insurance income	$2,165	$2,832	$2,261	$4,997	$4,672
Peoples continues to be successful at retaining insurance customers. However, growth in property and casualty insurance commission levels has been restrained by the effects of a contracting economy on commercial insurance needs. The performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Fiduciary	$1,103	$1,039	$971	$2,142	$2,289
Brokerage	306	286	238	592	476
Total trust and investment income	$1,409	$1,325	$1,209	$2,734	$2,765

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
(Dollars in thousands)
Trust assets under management	$846,052	$852,972	$836,587	$795,335	$742,044
Brokerage assets under management	265,384	260,134	256,579	233,308	214,421
Total managed assets	$1,111,436	$1,113,106	$1,093,166	$1,028,643	$956,465
Quarterly average	$1,119,484	$1,105,329	$1,055,936	$998,307	$986,794

Peoples' fiduciary and brokerage revenues are primarily driven by the value of assets under management. Second quarter 2011 fiduciary revenues included annual tax compliance fees, which accounted for most of the linked quarter growth. On a year-to-date basis, fiduciary revenues were lower than the prior year as a result of the non-recurrence of estate management fees, which totaled $256,000 in 2010. The changes in asset values primarily reflect the fluctuations experienced in the financial markets as a whole.
Second quarter 2011 mortgage banking income, while comparable with the prior year, was down 24% from the linked quarter driven mostly by significant refinancing activity in the first quarter of 2011 based on long-term mortgage interest rates offered by the secondary market. In the second quarter of 2011, Peoples sold approximately $10 million of loans to the secondary market compared to $16 million in the linked quarter and $10 million for the second quarter of 2010.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Base salaries and wages	$5,116	$5,276	$5,063	$10,392	$10,119
Sales-based and incentive compensation	1,172	986	891	2,077	1,603
Employee benefits	1,235	945	1,318	2,180	2,654
Stock-based compensation	63	33	25	96	51
Deferred personnel costs	(333)	(292)	(286)	(625)	(568)
Payroll taxes and other employment costs	700	679	485	1,460	1,014
Total salaries and employee benefit costs	$7,953	$7,627	$7,496	$15,580	$14,873
Full-time equivalent employees:
Actual at end of period	537	543	527	537	527
Average during the period	537	538	530	537	531

Base salaries and wages for the three and six months ended June 30, 2011, were higher than the same periods in 2010, due to annual base salary adjustments plus a modest increase in full-time equivalent employees. In the second quarter of 2011, sales-based and incentive compensation was impacted by increased expense accruals associated with corporate incentive plans, which are based in part on Peoples' performance. The higher employee benefit costs for the second quarter of 2011 compared to the linked quarter was due entirely to increased employee medical benefit plan expenses. Year-over-year, employee benefit costs reflect the impact of freezing pension benefits, which became effective on March 1, 2011. The result was Peoples recording a net pension benefit in the first half of 2011 versus net pension costs last year. The lower pension costs were partially offset by higher 401(k) plan costs resulting from Peoples restoring the company match to 2009 levels. The freeze of pension benefits significantly reduced the threshold for recognizing settlement charges corresponding with lump sum distributions to participants in 2011 and subsequent years. Given the levels of lump sum distributions during the first half of 2011, management believes it is possible Peoples will incur settlement charges in the second half of 2011, which could offset the benefit currently being recognized by Peoples.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(Dollars in thousands)
Depreciation	$505	$489	$499	$995	$991
Repairs and maintenance costs	398	416	373	814	829
Net rent expense	221	225	219	447	441
Property taxes, utilities and other costs	348	371	349	717	697
Total net occupancy and equipment expense	$1,472	$1,501	$1,440	$2,973	$2,958
Depreciation expense was held relatively flat during the first half of 2011 due in large part to management limiting capital expenditures during 2010 in connection with various cost saving initiatives. The variances in repairs and maintenance costs were driven primarily by seasonal variances in maintenance costs, such as snow removal costs.

In the second quarter of 2011, professional fees were up significantly compared to both the linked and prior year quarters. The key driver of these variances was the timing of external legal services for problem loan workouts and external consulting services for various strategic initiatives. Contributing to the higher professional fees in 2011 has been the costs related to the benefits associated with Peoples' new Power checking product, which was introduced at the start of the year.
Foreclosed real estate and other loan expenses, which include costs associated with maintaining foreclosed assets, were lower during the first six months of 2011 compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009. These costs are anticipated to remain comparable with the amount incurred for the second quarter of 2011 during the remainder of 2011. However, actual costs for future quarters will continue to be dependent upon the level and nature of Peoples' problem assets.
Over the next several quarters, management intends to implement several strategic initiatives designed to increase lending activity, enhance revenue generation and position Peoples for long-term growth. Peoples also will take steps to enhance its sales and sale management discipline across all lines of business. These actions could cause an increase to various non-interest expense categories, such as higher personnel costs from adding associates in key positions, additional depreciation expense or increased marketing expenses. However, management will work to enhance operating efficiency by capitalizing on cost savings opportunities, such as the planned closure of two banking offices during the third quarter of 2011.
Peoples also continues to explore market expansion opportunities in or near its current market areas. Management's primary focus will be on increasing market share in existing markets, while taking advantage of potential growth opportunities within its insurance and wealth management areas. These growth efforts may include the consolidation of existing offices or opening new offices in under-served areas. Management also believes mergers and acquisitions remain a viable means of expanding Peoples' core financial service businesses of banking, insurance and wealth management. Consequently, management could explore the acquisition of companies engaged in these activities, emphasizing opportunities to complement Peoples' core competencies and strategic intent, with a lesser emphasis being placed on geographic location, size or nature of business.

Income Tax Expense
For the six months ended June 30, 2011, Peoples recorded income tax expense of $1,378,000, for an effective tax rate of 22.3%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $874,000 for the same period in 2010, which included the entire $625,000 tax benefit associated with the investment impairment losses recognized in both the first and second quarters of 2010.

FINANCIAL CONDITION

Cash and Cash Equivalents
At June 30, 2011, Peoples' interest-bearing deposits in other banks included excess cash reserves at the Federal Reserve Bank of $4.6 million compared to $44.6 million at December 31, 2010. This decline occurred as a result of Peoples using these funds in the Partial TARP Redemption. The remaining decline occurred as the funds were redeployed into the investment portfolio.
Through six months of 2011, Peoples' total cash and cash equivalents decreased $37.0 million, due mostly to cash used in financing activities for the Partial TARP Redemption and $18.3 million reduction in borrowed funds. Investing activities used net cash of $15.6 million, primarily purchases of securities in the investment portfolio, which was more than offset by cash from operating activities of $23.3 million.
In comparison, Peoples’ operating and investing activities in the first half of 2010 provided net cash of $23.4 million and $35.2 million, respectively, of which $33.0 million was used in financing activities, producing a $25.6 million increase in total cash and cash equivalents. Net cash provided by investing activities consisted of funds generated by normal principal payments and payoffs on loans exceeding new originations, plus proceeds from securities sales and principal runoff. During the first half of 2010, Peoples reduced borrowed funds, which accounted for virtually all of the net cash used by financing activities.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Fair value:
Obligations of:
U.S. Treasury and government agencies	$36	$38	$39	$60	$62
U.S. government sponsored agencies	12,321	12,084	12,262	13,005	1,245
States and political subdivisions	38,091	38,401	47,379	51,288	58,682
Residential mortgage-backed securities	540,931	523,844	507,534	485,663	548,455
Commercial mortgage-backed securities	35,288	41,189	30,700	44,854	25,319
U.S. government-backed student loan pools	—	—	—	—	47,202
Bank-issued trust preferred securities	13,385	13,266	12,984	12,904	12,599
Equity securities	3,546	3,318	3,088	3,009	2,905
Total fair value	$643,598	$632,140	$613,986	$610,783	$696,469
Total amortized cost	$638,667	$635,218	$617,121	$608,427	$685,382
Net unrealized gain (loss)	$4,931	$(3,078)	$(3,135)	$2,356	$11,087
The size and composition of Peoples' investment portfolio has changed significantly since June 30, 2010, primarily reflecting the deleveraging undertaken in the third quarter of 2010. While the majority of the proceeds from the third quarter 2010 investment sales were used to prepay long-term borrowings, a portion was reinvested into bonds issued by U.S. government sponsored agencies, which accounted for the increase in this segment during the third quarter of 2010. The lower investment in obligations of states and political subdivisions reflects the strategic sale of selected securities during the first quarter of 2011 and fourth quarter of 2010. Further changes in the size and composition of the investment portfolio may occur in future quarters, as management may reinvest principal runoff from mortgage-backed securities into other security types.
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

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Residential	$87,697	$101,760	$113,559	$141,779	$156,962
Commercial	1,663	2,734	26,090	23,749	25,319
Total fair value	$89,360	$104,494	$139,649	$165,528	$182,281
Total amortized cost	$86,747	$102,295	$136,997	$162,066	$181,727
Net unrealized gain	$2,613	$2,199	$2,652	$3,462	$554

The non-agency portfolio consists entirely of first lien residential and commercial mortgages. Nearly all of the underlying loans in these securities were originated in 2003 or earlier and have fixed interest rates. Over the last several quarters, management has reinvested the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in recent quarters.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Gross portfolio loans:
Commercial real estate	$430,832	$438,224	$452,875	$454,499	$471,046
Commercial and industrial	148,254	147,386	153,192	178,014	165,916
Real estate construction	28,136	32,839	22,478	39,621	36,490
Residential real estate	196,428	197,513	200,275	205,125	207,314
Home equity lines of credit	47,784	47,906	48,130	49,435	50,259
Consumer	86,540	82,521	81,567	82,894	83,735
Deposit account overdrafts	2,145	1,640	2,201	1,291	1,346
Total portfolio loans	$940,119	$948,029	$960,718	$1,010,879	$1,016,106
Percent of loans to total loans:
Commercial real estate	45.8%	46.2%	47.1%	45.0%	46.4%
Commercial and industrial	15.8%	15.5%	15.9%	17.6%	16.3%
Real estate construction	3.0%	3.5%	2.3%	3.9%	3.6%
Residential real estate	20.9%	20.8%	20.8%	20.3%	20.4%
Home equity lines of credit	5.1%	5.1%	5.0%	4.9%	4.9%
Consumer	9.2%	8.7%	8.7%	8.2%	8.3%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$259,352	$258,626	$250,630	$235,538	$234,134

During the first half of 2011, new commercial loan production remained steady, driven in part by the addition of several new lenders in recent months. However, total loan balances declined during each of the first two quarters, due in large part to sizable paydowns. The utilization of lines of credit by commercial borrowers remains lower than historical levels, which contributed to the decreased loan balances. During the first quarter of 2011, total loan balances were negatively impacted by charge-offs remaining elevated, plus the payoff of a single $10 million commercial and industrial loan. Consumer loan balances grew at a 20% annualized rate during the second quarter of 2011, primarily as the result of targeted promotions.
One of Peoples' strategic goals for the remainder of 2011, and future years, will be quality loan growth. Given current concentrations in commercial real estate loans, the primary emphasis of future lending activity will be on other commercial lending opportunities, including small business lending and new niches, such as health care and oil and gas lending. Peoples also plans to make investments over the next several quarters to increase lending activity by expanding its consumer lending activities, restructuring its commercial lending function and opening loan production offices. Management intends to balance loan growth with prudent risk management and sound underwriting standards.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2011:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$67,348	$170	$67,518	15.4%
Apartment complexes	55,231	548	55,779	12.7%
Office buildings and complexes:
Owner occupied	6,593	251	6,844	1.6%
Non-owner occupied	28,900	122	29,022	6.6%
Total office buildings and complexes	35,493	373	35,866	8.2%
Retail facilities:
Owner occupied	11,153	1	11,154	2.5%
Non-owner occupied	23,518	361	23,879	5.5%
Total retail facilities	34,671	362	35,033	8.0%
Residential property:
Owner occupied	3,216	515	3,731	0.9%
Non-owner occupied	26,805	85	26,890	6.1%
Total residential property	30,021	600	30,621	7.0%
Light industrial facilities:
Owner occupied	19,616	90	19,706	4.5%
Non-owner occupied	11,139	—	11,139	2.5%
Total light industrial facilities	30,755	90	30,845	7.0%
Assisted living facilities and nursing homes	30,448	—	30,448	7.0%
Mixed commerical use facilities:
Owner occupied	8,607	104	8,711	2.0%
Non-owner occupied	14,867	11	14,878	3.4%
Total mixed commercial use facilities	23,474	115	23,589	5.4%
Day care facilities	18,528	—	18,528	4.2%
Other	104,863	4,451	109,314	25.0%
Total commercial real estate	$430,832	$6,709	$437,541	100.0%
Real Estate Construction Loans:
Health care facilities	$2,855	$9,681	$12,536	28.4%
Assisted living facilities and nursing homes	8,809	2,114	10,923	24.7%
Mixed commercial use facilities - non-owner occupied	5,969	404	6,373	14.4%
Restuarants	692	2,737	3,429	7.8%
Day care facilities	2,969	—	2,969	6.7%
Other	6,842	1,090	7,932	18.0%
Total real estate construction	$28,136	$16,026	$44,162	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balance in each state was less than $4.0 million at both June 30, 2011 and December 31, 2010.

Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its formal quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio. The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Commercial real estate	$19,361	$19,613	$21,806	$21,382	$20,198
Commercial and industrial	3,069	1,734	2,160	2,826	3,954
Residential real estate	1,187	1,642	1,400	1,414	1,359
Home equity lines of credit	552	444	431	497	534
Consumer	783	790	721	830	872
Deposit account overdrafts	214	226	248	261	251
Total allowance for loan losses	$25,166	$24,449	$26,766	$27,210	$27,168
As a percentage of total loans	2.68%	2.58%	2.79%	2.68%	2.66%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The increased allowance for commercial and industrial loans in the second quarter of 2011 primarily reflected changes to the qualitative factors used in determining the appropriate level of allowance given the recent credit quality trends. At June 30, 2011, the allowance for loan losses was higher than the linked quarter, reflecting the impact of specific reserves for loans that became impaired and placed on nonaccrual status during the second quarter. The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$2,197	$7,078	$6,913	$7,557	$4,676
Commercial and industrial	102	835	109	97	157
Residential real estate	756	201	400	382	145
Real estate construction	—	—	—	—	68
Home equity lines of credit	83	247	72	40	6
Consumer	175	283	236	247	242
Deposit account overdrafts	157	136	194	282	223
Total gross charge-offs	3,470	8,780	7,924	8,605	5,517
Recoveries:
Commercial real estate	1,045	315	187	355	275
Commercial and industrial	487	59	48	28	119
Residential real estate	126	443	111	28	68
Real estate construction	—	—	—	—	—
Home equity lines of credit	16	10	7	2	1
Consumer	168	222	127	156	153
Deposit account overdrafts	50	103	48	73	58
Total recoveries	1,892	1,152	528	642	674
Net charge-offs (recoveries):
Commercial real estate	1,152	6,763	6,726	7,202	4,401
Commercial and industrial	(385)	776	61	69	38
Residential real estate	630	(242)	289	354	77
Real estate construction	—	—	—	—	68
Home equity lines of credit	67	237	65	38	5
Consumer	7	61	109	91	89
Deposit account overdrafts	107	33	146	209	165
Total net charge-offs	$1,578	$7,628	$7,396	$7,963	$4,843
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	0.49%	2.84%	2.72%	2.81%	1.70%
Commercial and industrial	(0.16)%	0.33%	0.02%	0.03%	0.01%
Residential real estate	0.27%	(0.10)%	0.12%	0.14%	0.03%
Real estate construction	—%	—%	—%	—%	0.03%
Home equity lines of credit	0.03%	0.10%	0.02%	0.01%	—%
Consumer	—%	0.03%	0.04%	0.04%	0.03%
Deposit account overdrafts	0.04%	0.01%	0.01%	0.08%	0.06%
Total	0.67%	3.21%	2.93%	3.11%	1.86%

The majority of the second quarter 2011 charge-offs was attributable to write-downs on commercial real estate loans, which became impaired and placed on nonaccrual status during the quarter. Peoples also experienced substantial recoveries from the final disposition of several impaired loans, which included the sale of underlying collateral.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$—	$459
Commercial and industrial	—	37	—	31	—
Residential real estate	124	—	27	—	22
Total	124	37	27	31	481
Nonaccrual loans:
Commercial real estate	27,455	27,934	34,392	30,083	29,676
Commercial and industrial	1,325	1,536	1,714	2,051	2,877
Residential real estate	2,358	2,491	3,790	4,481	4,933
Home equity	283	361	554	562	564
Consumer	—	—	—	7	—
Total	31,421	32,322	40,450	37,184	38,050
Total nonperforming loans (NPLs)	31,545	32,359	40,477	37,215	38,531
Other real estate owned (OREO)
Commercial	3,546	4,220	4,280	4,305	4,752
Residential	—	180	215	30	140
Total	3,546	4,400	4,495	4,335	4,892
Total nonperforming assets (NPAs)	$35,091	$36,759	$44,972	$41,550	$43,423
NPLs as a percent of total loans	3.35%	3.41%	4.19%	3.67%	3.77%
NPAs as a percent of total assets	1.95%	2.04%	2.45%	2.21%	2.21%
NPAs as a percent of gross loans and OREO	3.71%	3.85%	4.64%	4.08%	4.23%
Allowance for loan losses as a percent of NPLs	79.78%	75.56%	66.10%	73.10%	70.50%
In the second quarter of 2011, nonperforming assets were down 5% over the linked quarter, due mostly to write-downs on commercial OREO attributable to declining real estate values. Peoples also experienced an 8% decline in substandard-rated loans to $76.1 million at quarter-end from a combination of paydowns and charge-offs. This decline was limited by two commercial relationships with aggregate balances of $1.0 million being downgraded and placed on nonaccrual status during the quarter in response to updated financial information regarding the borrowers. The level of watch-rated loans remained virtually unchanged during the second quarter as the impact of downgrading two large commercial real estate loans was matched by payoffs and upgrades.
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
Overall, management believes the allowance for loan losses was adequate at June 30, 2011, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Interest-bearing deposits:
Retail certificates of deposit	$421,167	$420,828	$430,886	$436,250	$448,900
Money market deposit accounts	264,677	270,574	289,657	297,229	290,477
Governmental/public funds	150,319	149,961	119,572	139,843	136,119
Savings accounts	133,352	132,323	122,444	120,975	120,086
Interest-bearing demand accounts	99,324	97,561	96,507	92,585	94,542
Total retail interest-bearing deposits	1,068,839	1,071,247	1,059,066	1,086,882	1,090,124
Brokered certificates of deposits	67,912	70,522	87,465	95,862	105,093
Total interest-bearing deposits	1,136,751	1,141,769	1,146,531	1,182,744	1,195,217
Non-interest-bearing deposits	222,075	219,175	215,069	209,693	203,559
Total deposits	$1,358,826	$1,360,944	$1,361,600	$1,392,437	$1,398,776

In the second quarter of 2011, management maintained its focus on changing Peoples' deposit mix away from higher-cost, non-core deposits as a means of reducing overall funding costs. This strategy has included more selective pricing of out-of-market certificates of deposit (“CDs”), governmental/public fund deposits and similar non-core deposits. These actions have accounted for much of the decline in retail CDs and money market accounts since year-end 2010. Also during the first quarter of 2011, Peoples experienced seasonal increases in governmental/public funds from tax collections, as well as consumer savings and non-interest-bearing deposit balances. Governmental/public funds balances normally decline in the second half of the year corresponding with governmental expenditures.
Over the last several quarters, Peoples has reduced the amount of brokered CDs due to the growth in retail deposit balances. Management expects further reductions in these balances in future quarters, as these deposits are not expected to be renewed based on Peoples' current deposit strategies and expected funding needs. Still, management continues to consider these deposits to be an alternative funding source to other wholesale funding for satisfying potential future liquidity needs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Short-term borrowings:
Retail repurchase agreements	$39,254	$42,283	$51,509	$49,060	$49,765
Long-term borrowings:
FHLB advances	86,703	86,907	92,703	99,720	104,981
National market repurchase agreements	65,000	65,000	65,000	65,000	135,000
Total long-term borrowings	151,703	151,907	157,703	164,720	239,981
Subordinated notes held by subsidiary trust	22,583	22,574	22,565	22,557	22,548
Total borrowed funds	$213,540	$216,764	$231,777	$236,337	$312,294

The reduction in national market repurchase agreements since June 30, 2010 was the result of management's planned deleveraging of the balance sheet. Peoples has repaid maturing long-term borrowings over the last several quarters, using funds generated from retail deposit growth, contributing to the decline since September 30, 2009. The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
During the first half of 2011, Peoples' total stockholders' equity and regulatory capital measures were impacted by the Partial TARP Capital Redemption. However, at June 30, 2011, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have arisen.

The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Capital Amounts:
Tier 1 common	$136,842	$133,891	$133,197	$133,624	$134,298
Tier 1	177,287	174,314	194,407	194,800	195,439
Total (Tier 1 and Tier 2)	192,663	189,672	209,738	210,768	211,509
Net risk-weighted assets	$1,135,234	$1,142,758	$1,149,587	$1,200,754	$1,212,816
Capital Ratios:
Tier 1 common	12.05%	11.72%	11.59%	11.13%	11.07%
Tier 1	15.62%	15.25%	16.91%	16.22%	16.11%
Total (Tier 1 and Tier 2)	16.97%	16.60%	18.24%	17.55%	17.44%
Leverage ratio	10.10%	9.81%	10.63%	10.26%	10.14%

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

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Tangible Equity:
Total stockholders' equity, as reported	$218,527	$210,485	$230,681	$233,759	$240,280
Less: goodwill and other intangible assets	64,602	64,765	64,870	64,934	65,138
Tangible equity	$153,925	$145,720	$165,811	$168,825	$175,142

Tangible Common Equity:
Tangible equity	$153,925	$145,720	$165,811	$168,825	$175,142
Less: preferred stockholders' equity	17,862	17,850	38,645	38,619	38,593
Tangible common equity	$136,063	$127,870	$127,166	$130,206	$136,549

Tangible Assets:
Total assets, as reported	$1,802,703	$1,801,590	$1,837,985	$1,883,689	$1,967,046
Less: goodwill and other intangible assets	64,602	64,765	64,870	64,934	65,138
Tangible assets	$1,738,101	$1,736,825	$1,773,115	$1,818,755	$1,901,908

Tangible Book Value per Share:
Tangible common equity	$136,063	$127,870	$127,166	$130,206	$136,549
Common shares outstanding	10,478,149	10,474,507	10,457,327	10,438,510	10,423,317

Tangible book value per share	$12.99	$12.21	$12.16	$12.47	$13.10

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$153,925	$145,720	$165,811	$168,825	$175,142
Tangible assets	$1,738,101	$1,736,825	$1,773,115	$1,818,755	$1,901,908

Tangible equity to tangible assets	8.86%	8.39%	9.35%	9.28%	9.21%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$136,063	$127,870	$127,166	$130,206	$136,549
Tangible assets	$1,738,101	$1,736,825	$1,773,115	$1,818,755	$1,901,908

Tangible common equity to tangible assets	7.83%	7.36%	7.17%	7.16%	7.18%

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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2010 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
300	$6,890	13.1%	$8,973	17.2%	$(24,718)	(11.0)%	$(9,005)	(3.9)%
200	5,459	10.4%	6,860	13.2%	(13,601)	(6.1)%	(3,297)	(1.4)%
100	3,283	6.2%	4,048	7.8%	(3,622)	(1.6)%	1,599	0.7%

At June 30, 2011, Peoples' balance sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' balance sheet, interest rates typically move in a non-parallel manners, with the differences in both the timing and magnitude changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
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
Peoples also has a contingency funding plan that serves as an action plan for management in the event of a short-term or long-term funding crisis caused by a single or series of unexpected events. The policy identifies potential triggers and early warning indicators of a funding crisis, such as unexpected deposit withdrawals, and failure of unrelated financial institutions within Peoples' primary market area. Additionally, the policy identifies sources of liquidity that may be utilized in the event of either a short-term or a long-term funding crisis.

At June 30, 2011, Peoples had available borrowing capacity through its wholesale funding sources, primarily the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland, and unpledged investment securities totaling approximately $329 million that can be used to satisfy liquidity needs, compared to $286 million at year-end 2010. This liquidity position excludes excess cash reserves being maintained and the impact of Peoples' ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits
Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Home equity lines of credit	$39,758	$40,293	$40,021	$39,585	$39,650
Unadvanced construction loans	16,026	16,418	6,107	11,954	14,878
Other loan commitments	106,311	111,720	108,995	103,726	108,281
Loan commitments	162,095	168,431	155,123	155,265	162,809

Standby letters of credit	$41,198	$41,553	$42,097	$42,158	$43,505

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2011.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2011:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2011	1,268	(2)	$12.61	(2)	—	—
May 1 – 31, 2011	735	(2)	$12.24	(2)	—	—
June 1 – 30, 2011	521	(2)	$11.50	(2)	—	—
Total	2,524		$12.27		—	—

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 29, 2011	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 29, 2011	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

EXHIBIT INDEX
(continued)
Exhibit Number	Description	Exhibit Location

4.1	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

4.3	Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury.	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772).

10.1	Summary of Base Salaries for Peoples' Executive Officers*	Incorporated herein by reference to Exhibit 10.1 of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16722)("Peoples' March 31, 2011 Form 10-Q")

10.2	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Filed herewith

10.3	Letter Agreement, dated April 4, 2011, between Peoples Bancorp Inc. and Charles W. Sulerzyski.*	Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

*Management Compensation Plan or Agreement

EXHIBIT INDEX
(continued)
Exhibit Number	Description	Exhibit Location

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2011; (ix) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.