Form 10-Q
period 2011-09-30
PEOPLES BANCORP INC
filed 2011-11-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,612,353 common shares, without par value, at October 31, 2011.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,335	$28,324
Interest-bearing deposits in other banks	2,422	46,320
Total cash and cash equivalents	31,757	74,644

Available-for-sale investment securities, at fair value (amortized cost of $633,279 at September 30, 2011 and $617,122 at December 31, 2010)	642,659	613,986
Held-to-maturity investment securities, at amortized cost (fair value of $3,043 at September 30, 2011 and $2,954 at December 31, 2010)	2,966	2,965
Other investment securities, at cost	24,356	24,356
Total investment securities	669,981	641,307
Loans, net of deferred fees and costs	950,793	960,718
Allowance for loan losses	(25,213)	(26,766)
Net loans	925,580	933,952
Loans held for sale	3,825	4,755
Bank premises and equipment, net	24,294	24,934
Bank owned life insurance	53,807	53,532
Goodwill	62,520	62,520
Other intangible assets	1,969	2,350
Other assets	32,010	39,991
Total assets	$1,805,743	$1,837,985
Liabilities
Deposits:
Non-interest-bearing	$235,585	$215,069
Interest-bearing	1,106,981	1,146,531
Total deposits	1,342,566	1,361,600
Short-term borrowings	58,555	51,509
Long-term borrowings	143,970	157,703
Junior subordinated notes held by subsidiary trust	22,592	22,565
Accrued expenses and other liabilities	13,530	13,927
Total liabilities	1,581,213	1,607,304
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 18,000 shares issued at September 30, 2011, and 39,000 issued at December 31, 2010	17,875	38,645
Common stock, no par value, 24,000,000 shares authorized, 11,100,125 shares issued at September 30, 2011 and 11,070,022 shares issued at December 31, 2010, including shares in treasury	166,799	166,298
Retained earnings	51,142	45,547
Accumulated other comprehensive income (loss), net of deferred income taxes	3,984	(4,453)
Treasury stock, at cost, 610,725 shares at September 30, 2011 and 612,695 shares at December 31, 2010	(15,270)	(15,356)
Total stockholders’ equity	224,530	230,681
Total liabilities and stockholders’ equity	$1,805,743	$1,837,985

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$12,147	$14,262	$37,214	$43,656
Interest and dividends on taxable investment securities	5,871	7,688	18,237	23,392
Interest on tax-exempt investment securities	378	590	1,187	1,850
Other interest income	4	32	20	57
Total interest income	18,400	22,572	56,658	68,955
Interest Expense:
Interest on deposits	3,332	4,693	10,991	14,790
Interest on short-term borrowings	24	62	85	209
Interest on long-term borrowings	1,285	2,058	3,912	6,630
Interest on junior subordinated notes held by subsidiary trust	495	495	1,480	1,485
Total interest expense	5,136	7,308	16,468	23,114
Net interest income	13,264	15,264	40,190	45,841
Provision for loan losses	(865)	(8,005)	(8,471)	(19,964)
Net interest income after provision for loan losses	12,399	7,259	31,719	25,877
Gross impairment losses on investment securities	—	—	—	(1,620)
Less: Non-credit losses included in other comprehensive income	—	—	—	166
Net impairment losses on investment securities	—	—	—	(1,786)
Other Income:
Deposit account service charges	2,628	2,415	7,256	7,170
Insurance income	2,324	2,216	7,321	6,888
Trust and investment income	1,385	1,226	4,119	3,991
Electronic banking income	1,313	1,180	3,818	3,443
Mortgage banking income	370	354	1,030	856
Bank owned life insurance	96	137	275	495
Net gain on investment securities	57	3,818	473	6,852
Net gain (loss) on asset disposals and other transactions	389	(4,638)	(107)	(5,969)
Other non-interest income	275	183	837	691
Total other income	8,837	6,891	25,022	24,417
Other Expenses:
Salaries and employee benefit costs	8,701	7,232	24,281	22,105
Net occupancy and equipment	1,453	1,383	4,426	4,341
Professional fees	807	847	2,615	2,140
FDIC insurance	440	617	1,552	1,846
Electronic banking expense	713	668	2,016	1,830
Data processing and software	490	461	1,406	1,558
Foreclosed real estate and other loan expenses	251	282	825	1,400
Franchise tax	369	373	1,128	1,120
Amortization of other intangible assets	141	224	455	704
Other non-interest expense	2,065	1,871	6,063	5,798
Total other expenses	15,430	13,958	44,767	42,842
Income before income taxes	5,806	192	11,974	5,666
Income tax (expense) benefit	(1,885)	221	(3,263)	(653)
Net income	$3,921	$413	$8,711	$5,013
Preferred dividends	(237)	(514)	(998)	(1,539)
Net income (loss) available to common shareholders	$3,684	$(101)	$7,713	$3,474
Earnings (loss) per common share - basic	$0.35	$(0.01)	$0.74	$0.33
Earnings (loss) per common share - diluted	$0.35	$(0.01)	$0.73	$0.33
Weighted-average number of common shares outstanding - basic	10,484,609	10,437,770	10,478,310	10,417,316
Weighted-average number of common shares outstanding - diluted	10,519,673	10,437,770	10,498,708	10,425,463
Cash dividends declared on common shares	$1,060	$1,053	$2,118	$3,158
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.30
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			8,711			8,711
Other comprehensive income, net of tax				8,437		8,437
Preferred stock dividends			(768)			(768)
Amortization of discount on preferred stock	230		(230)			—
Common stock cash dividends declared			(2,118)			(2,118)
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(90)	(90)
Common shares issued under dividend reinvestment plan		240				240
Common shares issued under Board of Directors' compensation plan		75				75
Stock-based compensation expense		186				186
Repurchase of preferred stock	(21,000)					(21,000)
Balance, September 30, 2011	$17,875	$166,799	$51,142	$3,984	$(15,270)	$224,530

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$32,800	$33,280
Investing activities:
Available-for-sale securities:
Purchases	(174,082)	(207,754)
Proceeds from sales	59,868	150,617
Proceeds from maturities, calls and prepayments	88,989	152,995
Purchase of held-to-maturity securities	—	(2,000)
Net decrease in loans	47	18,819
Net expenditures for premises and equipment	(1,100)	(1,447)
Proceeds from sales of other real estate owned	1,534	444
Investment in limited partnership and tax credit funds	(234)	(249)
Net cash (used in) provided by investing activities	(24,978)	111,425
Financing activities:
Net increase in non-interest-bearing deposits	20,516	11,693
Net decrease in interest-bearing deposits	(39,619)	(15,214)
Net increase (decrease) in short-term borrowings	7,046	(27,861)
Proceeds from long-term borrowings	—	5,000
Payments on long-term borrowings	(13,732)	(81,392)
Repurchase of preferred shares	(21,000)	—
Preferred stock dividends	(899)	(1,463)
Cash dividends paid on common shares	(2,940)	(2,844)
Purchase of treasury stock	(90)	(136)
Proceeds from issuance of common shares	9	445
Excess tax expense for stock-based compensation	—	(46)
Net cash used in financing activities	(50,709)	(111,818)
Net (decrease) increase in cash and cash equivalents	(42,887)	32,887
Cash and cash equivalents at beginning of period	74,644	41,773
Cash and cash equivalents at end of period	$31,757	$74,660
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2010 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2010, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2010 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  Peoples’ insurance income includes contingent performance-based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.
New Accounting Pronouncements: In April 2011, the FASB issued an accounting update that clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The update supersedes the FASB's previous deferral of additional disclosures about troubled debt restructurings. For a loan restructuring to constitute a troubled debt restructuring ("TDR"), a creditor must conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Peoples adopted this new guidance on July 1, 2011, as required. As a result of this adoption, commercial real estate loans with an aggregate recorded value of $3.0 million were deemed to be TDRs. These loans previously were considered impaired.
As described in Note 1 of Peoples' 2010 Form 10-K, impaired loans are placed on nonaccrual status and are allocated a specific portion of the allowance for loan losses, if necessary, to reduce the net reported value of the loan to its estimated net realizable value. The net realizable value of the restructured loan is based upon a discounted cash flow analysis or the estimated value of the collateral that is securing the loan, if repayment of the loan is dependent upon the sale of the collateral. If a restructuring of a loan occurs subsequent to the loan being considered impaired, the restructuring will not have an impact on Peoples' financial statements as the loan will already be recorded at its net realizable value. If a loan is restructured prior to the loan being classified as impaired, the loan will be valued in the same manner as an impaired loan. Therefore, there will be an adjustment to the allowance for loan losses based upon the net realizable value of the restructured loan. All of the loans classified as TDRs under the new accounting were considered impaired prior to being restructured. Thus, the determination of these loans being TDRs had no impact on the recorded values of these loans or the related valuation allowance.

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

Assets measured at fair value on a recurring basis comprised the following at September 30, 2011:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Obligations of:
U.S. Treasury and government agencies	$34	$—	$34	$—
U.S. government sponsored agencies	13,004	—	13,004	—
States and political subdivisions	38,112	—	38,112	—
Residential mortgage-backed securities	539,094	—	539,094	—
Commercial mortgage-backed securities	36,401	—	36,401	—
Bank-issued trust preferred securities	12,681	—	12,681	—
Equity securities	3,333	3,208	125	—
Total available-for-sale securities	$642,659	$3,208	$639,451	$—
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$39	$—	$39	$—
U.S. government sponsored agencies	12,262	—	12,262	—
States and political subdivisions	47,379	—	47,379	—
Residential mortgage-backed securities	507,534	18,179	489,355	—
Commercial mortgage-backed securities	30,700	3,545	27,155	—
Bank-issued trust preferred securities	12,984	—	12,984	—
Equity securities	3,088	2,960	128	—
Total available-for-sale securities	$613,986	$24,684	$589,302	$—

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).  The fair values of the residential and commercial mortgage-backed securities measured at fair value using Level 1 inputs at December 31, 2010 represented the purchase price of the securities since they were acquired near year-end 2010. At September 30, 2011, these securities were classified as Level 2 as a pricing model was used to value the securities, which was consistent with the rest of the classification for the sector.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2011, impaired loans with an aggregate outstanding principal balance of $9.4 million were measured and reported at a fair value of $7.9 million.  For the three and nine months ended September 30, 2011, Peoples recognized losses on impaired loans of $0.6 million and $1.5 million, respectively, through the allowance for loan losses.

Other Real Estate Owned: Other real estate owned ("OREO") is measured and reported at fair value when the current book value exceeds the estimated fair value of the property. Management's determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs). At September 30, 2011, Peoples had $3.6 million of OREO which was measured and reported at a fair value of $2.3 million. As a result, Peoples recorded losses of $60,000 and $1.3 million through earnings for the three and nine months ended September 30, 2011, respectively.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,757	$31,757	$74,644	$74,644
Investment securities	669,981	670,058	641,307	641,296
Loans	929,405	838,720	938,707	825,547
Financial liabilities:
Deposits	$1,342,566	$1,357,069	$1,361,600	$1,380,336
Short-term borrowings	58,555	58,555	51,509	51,509
Long-term borrowings	143,970	157,256	157,703	164,075
Junior subordinated notes held by subsidiary trust	22,592	23,785	22,565	23,861

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

Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Obligations of:
U.S. Treasury and government agencies	$34	$—	$—	$34
U.S. government sponsored agencies	12,400	604	—	13,004
States and political subdivisions	35,697	2,415	—	38,112
Residential mortgage-backed securities	534,200	15,639	(10,745)	539,094
Commercial mortgage-backed securities	35,852	549	—	36,401
Bank-issued trust preferred securities	13,883	2	(1,204)	12,681
Equity securities	1,213	2,216	(96)	3,333
Total available-for-sale securities	$633,279	$21,425	$(12,045)	$642,659
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$38	$1	$—	$39
U.S. government sponsored agencies	12,753	55	(546)	12,262
States and political subdivisions	46,717	1,063	(401)	47,379
Residential mortgage-backed securities	512,399	14,155	(19,020)	507,534
Commercial mortgage-backed securities	30,124	648	(72)	30,700
Bank-issued trust preferred securities	13,877	79	(972)	12,984
Equity securities	1,214	1,970	(96)	3,088
Total available-for-sale securities	$617,122	$17,971	$(21,107)	$613,986

Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both September 30, 2011 and December 31, 2010.
At September 30, 2011, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $366.1 million and $394.7 million at September 30, 2011 and December 31, 2010, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $69.5 million and $28.1 million at September 30, 2011 and December 31, 2010, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross gains realized	$612	$5,272	$1,110	$8,306
Gross losses realized	555	1,454	637	1,454
Net gain realized	$57	$3,818	$473	$6,852

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2011
Obligations of:
U.S. government sponsored agencies	$—	$—	—	$—	$—	—	$—	$—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	57,381	1,064	12	84,245	9,681	14	141,626	10,745
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	7,981	432	6	2,225	772	3	10,206	1,204
Equity securities	—	—	—	80	96	1	80	96
Total	$65,362	$1,496	18	$86,550	$10,549	18	$151,912	$12,045
December 31, 2010
Obligations of:
U.S. government sponsored agencies	$11,202	$546	1	$—	$—	—	$11,202	$546
States and political subdivisions	13,055	401	19	—	—	—	13,055	401
Residential mortgage-backed securities	152,075	13,080	23	39,540	5,939	9	191,615	19,019
Commercial mortgage-backed securities	21,388	72	4	—	—	—	21,388	72
Bank-issued trust preferred securities	4,290	47	3	5,144	925	5	9,434	972
Equity securities	—	—	—	80	96	1	80	96
Total	$202,010	$14,146	50	$44,764	$6,960	15	$246,774	$21,106

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2011, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2011 and December 31, 2010, were attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2011, the residential mortgage-backed securities that have been at an unrealized loss position for less than twelve months consisted almost entirely of securities issued by U.S government sponsored agencies. Additionally, approximately 96% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S government sponsored agencies. Of the remaining mortgage-backed securities, all of the underlying mortgages were originated prior to 2004. Furthermore, six of the nine bank-issued trust preferred securities were within 90% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of these investments and the current interest rate environment.
Of the positions with a fair value less than 90% of their book value, four of the ten securities were mortgage-backed securities issued by U.S government sponsored agencies. The remaining securities were limited to three variable rate bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.2 million at September 30, 2011, and three variable rate residential mortgage-backed securities with book and market values of $2.3 million and $1.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and current market interest rates.

The table below presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at September 30, 2011.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$12	$22	$—	$34
U.S. government sponsored agencies	—	783	11,617	—	12,400
States and political subdivisions	3,037	5,892	9,817	16,951	35,697
Residential mortgage-backed securities	—	5,885	49,627	478,688	534,200
Commercial mortgage-backed securities	—	—	34,575	1,277	35,852
Bank-issued trust preferred securities	—	—	—	13,883	13,883
Equity securities	—	—	—	1,213	1,213
Total available-for-sale securities	$3,037	$12,572	$105,658	$512,012	$633,279
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$12	$22	$—	$34
U.S. government sponsored agencies	—	846	12,158	—	13,004
States and political subdivisions	3,066	6,092	10,784	18,170	38,112
Residential mortgage-backed securities	—	6,531	51,662	480,901	539,094
Commercial mortgage-backed securities	—	—	34,995	1,406	36,401
Bank-issued trust preferred securities	—	—	—	12,681	12,681
Equity securities	—	—	—	3,333	3,333
Total available-for-sale securities	$3,066	$13,481	$109,621	$516,491	$642,659
Total average yield	5.76%	5.66%	4.32%	3.75%	3.89%

Held-to-Maturity
At September 30, 2011, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $3.0 million and have gross unrealized gains totaling $76,831; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consisted solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.

Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets. The major classifications of loan balances, excluding loans held for sale, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$424,741	$425,528
Commercial and industrial	140,058	153,713
Real estate construction	26,751	27,595
Residential real estate	222,374	219,833
Home equity lines of credit	48,085	48,525
Consumer	87,072	83,323
Deposit account overdrafts	1,712	2,201
Total loans	$950,793	$960,718

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$3,878	$3,616
Commercial and industrial	202	200
Residential real estate	14,917	17,893
Consumer	119	123
Total outstanding balance	$19,116	$21,832
Net carrying amount	$18,515	$21,229

Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $185.6 million and $181.8 million at September 30, 2011 and December 31, 2010, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $133.4 million and $195.6 million at September 30, 2011 and December 31, 2010, respectively.
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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Commercial real estate	$25,658	$34,392	$—	$—
Commercial and industrial	2,468	1,714	20	—
Real estate construction	—	—	—	—
Residential real estate	4,558	3,790	126	27
Home equity lines of credit	271	554	—	—
Consumer	2	—	—	—
Total	$32,957	$40,450	$146	$27

At December 31, 2010, nonaccrual commercial real estate loans with an aggregate carrying amount of $951,000 were classified as held-for-sale and thus excluded for the table above. During the second quarter of 2011, one loan with a carrying value of $379,000 was sold for a gain of $371,000, while the remaining loans were transferred to OREO.
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
September 30, 2011
Commercial real estate	$1,944	$887	$11,746	$14,577	$410,164	$424,741
Commercial and industrial	390	3	20	413	139,645	140,058
Real estate construction	—	—	—	—	26,751	26,751
Residential real estate	4,897	902	3,023	8,822	213,552	222,374
Home equity lines of credit	237	—	271	508	47,577	48,085
Consumer	448	82	2	532	86,540	87,072
Deposit account overdrafts	57	—	—	57	1,655	1,712
Total	$7,973	$1,874	$15,062	$24,909	$925,884	$950,793
December 31, 2010
Commercial real estate	$2,952	$5,171	$13,816	$21,939	$403,589	$425,528
Commercial and industrial	563	12	247	822	152,891	153,713
Real estate construction	100	—	872	972	26,623	27,595
Residential real estate	4,481	2,229	2,739	9,449	210,384	219,833
Home equity lines of credit	186	58	458	702	47,823	48,525
Consumer	725	119	—	844	82,479	83,323
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$9,007	$7,589	$18,132	$34,728	$925,990	$960,718

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
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
September 30, 2011
Commercial real estate	$317,570	$39,060	$60,228	$—	$7,883	$424,741
Commercial and industrial	102,731	9,804	7,308	—	20,215	140,058
Real estate construction	19,936	2,950	2,081	—	1,784	26,751
Residential real estate	28,348	3,508	10,981	18	179,519	222,374
Home equity lines of credit	1,290	280	1,368	—	45,147	48,085
Consumer	80	—	—	—	86,992	87,072
Deposit account overdrafts	—	—	—	—	1,712	1,712
Total	$469,955	$55,602	$81,966	$18	$343,252	$950,793
December 31, 2010
Commercial real estate	$303,997	$47,203	$71,765	$—	$2,563	$425,528
Commercial and industrial	123,612	6,340	9,446	247	14,068	153,713
Real estate construction	17,284	3,545	4,010	—	2,756	27,595
Residential real estate	19,326	4,144	10,035	—	186,328	219,833
Home equity lines of credit	284	340	2,108	—	45,793	48,525
Consumer	89	—	—	—	83,234	83,323
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$464,592	$61,572	$97,364	$247	$336,943	$960,718

Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2011
Commercial real estate	$53,398	$3,176	$22,258	$25,434	$1,095	$25,153	$—
Commercial and industrial	2,511	1,822	640	2,462	522	1,204	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	4,154	800	1,951	2,751	242	2,031	—
Home equity lines of credit	422	—	271	271	—	333	—
Total	$60,485	$5,798	$25,120	$30,918	$1,859	$28,721	$—
December 31, 2010
Commercial real estate	$58,178	$6,403	$27,550	$33,953	$1,789	$21,361	$10
Commercial and industrial	2,333	1,086	729	1,815	572	1,713	5
Real estate construction	1,755	330	485	815	22	913	—
Residential real estate	1,170	631	506	1,137	320	867	9
Home equity lines of credit	522	520	—	520	254	535	—
Total	$63,958	$8,970	$29,270	$38,240	$2,957	$25,389	$24
At September 30, 2011, Peoples' impaired loans shown in the table above included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy and (iv) the debtor's projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan.
The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30, 2011:

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2011	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2011
Commercial Real Estate	—	$—	$—	$—	4	$3,197	$3,197	$3,001
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

All of these loans were identified as being impaired prior to January 1, 2011 and no portion of the debt was forgiven, thus, the determination of these loans being categorized as TDRs had no impact on the recorded values of these loans or the related allowance during the nine months ended September 30, 2011. Therefore, the Pre-Modification and Post-Modification recorded investment is the same amount. The concessions granted to the borrowers included either acceptance of interest only payments or a reduction to the monthly payments as part of a short-term forbearance period.
The following table presents those loans modified in a TDR over the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial Real Estate	2	$676	$—	2	676	—
Residential Real Estate	2	193	—	2	193	—
Total	4	$869	$—	4	869	—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Peoples' has no additional commitments to lend additional funds to any of the related debtors whose terms have been modified in a TDR.

Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended September 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(9,715)	(1,004)	(1,253)	—	(345)	(687)	(488)	(13,492)
Recoveries	1,453	629	598	—	37	560	191	3,468
Net (charge-offs)	(8,262)	(375)	(655)	—	(308)	(127)	(297)	(10,024)
Provision for loan losses	6,541	578	676	—	425	(20)	271	8,471
Balance, September 30, 2011	$20,085	$2,363	$1,421	$—	$548	$574	$222	$25,213

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,095	$522	$242	$—	$—	$—	$—	$1,859
Loans collectively evaluated for impairment	18,990	1,841	1,179	—	548	574	222	23,354
Ending balance	$20,085	$2,363	$1,421	$—	$548	$574	$222	$25,213

Balance, January 1, 2010	$22,125	$1,586	$1,619	$—	$528	$1,074	$325	$27,257
Charge-offs	(18,655)	(1,173)	(729)	(68)	(58)	(838)	(735)	(22,256)
Recoveries	1,134	173	114	—	27	544	253	2,245
Net (charge-offs)	(17,521)	(1,000)	(615)	(68)	(31)	(294)	(482)	(20,011)
Provision for loan losses	16,778	2,240	410	68	—	50	418	19,964
Balance, September 30, 2010	$21,382	$2,826	$1,414	$—	$497	$830	$261	$27,210

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,854	$1,003	$—	$—	$—	$—	$—	$2,857
Loans collectively evaluated for impairment	19,528	1,823	1,414	—	497	830	261	24,353
Ending balance	$21,382	$2,826	$1,414	$—	$497	$830	$261	$27,210

Note 5 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		5,337	647
Changes related to deferred compensation plan:
Purchase of treasury stock			6,592
Reissuance of treasury stock			(9,209)
Repurchase of preferred shares	(21,000)
Common shares issued under dividend reinvestment plan		18,821
Common shares issued under Board of Directors' compensation plan		5,945
Shares at September 30, 2011	18,000	11,100,125	610,725

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

In the second quarter of 2011, Peoples' Board of Directors adopted a new schedule for considering the declaration of dividends payable to common shareholders. Beginning with the second quarter 2011 dividend, Peoples' Board of Directors will determine whether to declare future dividends payable to common shareholders, if financial conditions warrant, during the first month of the following calendar quarter. Prior to the second quarter of 2011, the Board of Directors declared dividends in the final month of each calendar quarter. On July 28, 2011, the Board of Directors declared a cash dividend of $0.10 per common share with respect to second quarter 2011 results at a regularly scheduled Board meeting. This dividend was paid on August 22, 2011, to shareholders of record on August 8, 2011. On October 27, 2011, the Board of Directors declared a cash dividend of $0.10 per common share with respect to third quarter 2011 results at a regularly scheduled Board meeting. This dividend will be paid on November 21, 2011, to shareholders of record on November 7, 2011.

Note 6  Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income	$3,921	$413	$8,711	$5,013
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	4,505	(4,915)	12,989	(12,681)
Related tax (expense) benefit	(1,577)	1,720	(4,546)	4,438
Less: reclassification adjustment for net gain included in net income	57	3,818	473	5,066
Related tax expense	(21)	(1,337)	(166)	(1,773)
Net effect on other comprehensive income (loss)	2,892	(5,676)	8,136	(11,536)
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	387	38	464	115
Related tax expense	(136)	(13)	(163)	(40)
Net effect on other comprehensive income	251	25	301	75
Total other comprehensive income (loss), net of tax	3,143	(5,651)	8,437	(11,461)
Total comprehensive income (loss)	$7,064	$(5,238)	$17,148	$(6,448)

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2011:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	8,136	301	8,437
Balance, September 30, 2011	$6,098	$(2,114)	$3,984

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

The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$—	$188	$—	$563
Interest cost	180	196	553	588
Expected return on plan assets	(254)	(287)	(810)	(861)
Amortization of prior service cost	—	1	—	3
Amortization of net loss	19	37	49	112
Settlement of benefit obligation	408	—	408	—
Net periodic benefit cost	$353	$135	$200	$405

Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. In general, both the projected benefit obligation and fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.
In the third quarter of 2011, the total lump-sum distributions made to participants, when added to the lump-sum distributions made in the first two quarters of 2011, caused the total settlements through nine months of 2011 to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of July 1, 2011 as part of the calculation of the settlement loss recognized. The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the nine months ended September 30, 2011:

	As of	September 30, 2011
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2010	Settlement	Settlements	Settlements
Projected benefit obligation	$12,501	$14,730	$(820)	$13,910
Fair value of plan assets	12,543	11,433	(820)	10,613
Funded status	$42	$(3,297)	$—	$(3,297)

Gross unrealized loss	$3,723	$7,290	$(408)	$6,882

Assumptions:
Discount rate	5.70%	5.10%		5.10%
Expected return on plan assets	8.50%	7.50%		7.50%
The reduction in discount rate corresponds with the decrease in market interest rates experienced since year-end 2010. The determination of the expected return on plan assets continues to be based upon the expected return of each category of the plan's assets. Peoples' investment strategy for the plan's assets continues to allocate 60% to 75% to equity securities. The returns generated by equity securities over the last 10 years have been significantly lower than their long-term historical annual returns due in part to unfavorable economic conditions. Thus, Peoples lowered its expected return on equity securities from their long-term historical rate, which had a corresponding impact on overall expected return on plan assets. These assumption changes caused the net periodic expense for the third and fourth quarters of 2011 to increase by approximately $25,000 and $50,000, respectively, compared to the amounts that would have been recorded had the original assumptions been maintained.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$—	$—	$—	$—
Interest cost	3	4	9	10
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	(1)	—	(2)
Amortization of net loss	(3)	(2)	(7)	(7)
Net periodic benefit cost	$—	$1	$2	$1

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

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.    All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.

The following table summarizes Peoples’ stock options outstanding at September 30, 2011:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	9,876	0.7 years	$20.08
$21.72	to	$23.58	47,640	1.3 years	22.32
$23.59	to	$25.94	41,343	0.7 years	23.96
$26.01	to	$27.74	41,354	2.6 years	27.08
$28.25	to	$28.26	34,028	3.4 years	28.25
$28.57	to	$30.00	31,410	3.2 years	29.02
Total			205,651	2.0 years	$25.50

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.

The following table summarizes Peoples’ SARs outstanding at September 30, 2011:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	5,000	2.3 years
$23.77	18,936	6.3 years
$23.80	1,000	6.2 years
$29.25	17,506	4.2 years
Total	42,442	5.0 years

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years. In the first quarter of 2011, Peoples granted restricted shares to officers and key employees with both a two-year time-based vesting period and a two-year performance-based vesting period. For the restricted shares subject to performance-based vesting, the restrictions on these restricted shares will lapse after two years upon the achievement of cumulative diluted earnings per common share of $3.10 for the three-year period ending December 31, 2012.

The following summarizes the changes to Peoples’ restricted common shares for the period ended September 30, 2011:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	7,337	$19.88	—	$—
Awarded	41,423	13.01	3,531	13.14
Released	5,337	22.09	—	—
Outstanding at September 30	43,423	$13.06	3,531	$13.14

For the nine months ended September 30, 2011, the total intrinsic value of restricted common shares released was $72,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Total stock-based compensation	$90	$23	$186	$74
Recognized tax benefit	(31)	(8)	(65)	(26)
Net expense recognized	$59	$15	$121	$48

Total unrecognized stock-based compensation expense related to unvested awards was $234,000 at September 30, 2011, which will be recognized over a weighted-average period of 1.3 years.

Note 9  Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 5, Peoples had a Warrant to purchase 313,505 common shares outstanding at September 30, 2011.  This Warrant was excluded from the calculation of diluted earnings (loss) per common share since it was anti-dilutive.  In addition, stock options and SARs covering 248,093 and 251,319 common shares were excluded from the calculations for the nine months ended September 30, 2011 and 2010, respectively, since they were anti-dilutive.

The calculation of basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2011	2010	2011	2010
Net income	$3,921	$413	$8,711	$5,013
Preferred dividends	237	514	998	1,539
Net income (loss) available to common shareholders	$3,684	$(101)	$7,713	$3,474
Weighted-average common shares outstanding	10,484,609	10,437,770	10,478,310	10,417,316
Effect of potentially dilutive common shares	35,064	—	20,398	8,147
Total weighted-average diluted common shares outstanding	10,519,673	10,437,770	10,498,708	10,425,463
Earnings (loss) per common share:
Basic	$0.35	$(0.01)	$0.74	$0.33
Diluted	$0.35	$(0.01)	$0.73	$0.33

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
SIGNIFICANT RATIOS
Return on average stockholders' equity	7.03%	0.69%	5.35%	2.78%
Return on average common stockholders' equity	7.19%	(0.20)%	5.22%	2.29%
Return on average assets	0.86%	0.08%	0.64%	0.34%
Net interest margin	3.39%	3.58%	3.42%	3.54%
Efficiency ratio (a)	69.70%	58.78%	67.44%	59.71%
Average stockholders' equity to average assets	12.27%	12.14%	12.02%	12.13%
Average loans to average deposits	69.95%	72.00%	69.84%	73.47%
Dividend payout ratio	28.77%	n/a	27.46%	90.90%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.47%	3.67%	3.47%	3.67%
Nonperforming assets as a percent of total assets (b)(c)	2.04%	2.21%	2.04%	2.21%
Allowance for loan losses to loans net of unearned interest (c)	2.65%	2.69%	2.65%	2.69%
Allowance for loan losses to nonperforming loans (b)(c)	76.16%	73.12%	76.16%	73.12%
Provision for loan losses to average loans (annualized)	0.36%	3.12%	1.19%	2.57%
Net charge-offs as a percentage of average loans (annualized)	0.34%	3.11%	1.41%	2.57%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	12.40%	11.13%	12.40%	11.13%
Tier 1 capital ratio	15.98%	16.22%	15.98%	16.22%
Total risk-based capital ratio	17.33%	17.55%	17.33%	17.55%
Leverage ratio	10.37%	10.26%	10.37%	10.26%
Tangible equity to tangible assets (d)	9.19%	9.28%	9.19%	9.28%
Tangible common equity to tangible assets (d)	8.16%	7.16%	8.16%	7.16%
Tangible assets (d)	$1,741,254	$1,818,755	$1,741,254	$1,818,755
Tangible equity (d)	160,041	168,825	160,041	168,825
Tangible common equity (d)	$142,166	$130,206	$142,166	$130,206
PER COMMON SHARE DATA
Earnings (loss) per share – Basic	$0.35	$(0.01)	$0.74	$0.33
Earnings (loss) per share – Diluted	0.35	(0.01)	0.73	0.33
Cash dividends declared per share	0.10	0.10	0.20	0.30
Book value per share (c)	19.70	18.69	19.70	18.69
Tangible book value per share (c) (d)	$13.55	$12.47	$13.55	$12.47
Weighted-average common shares outstanding – Basic	10,484,609	10,437,770	10,478,310	10,417,316
Weighted-average common shares outstanding – Diluted	10,519,673	10,437,770	10,498,708	10,425,463
Common shares outstanding at end of period	10,489,400	10,438,510	10,489,400	10,438,510

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

(d)
These amounts represent non-GAAP financial measures since they exclude the balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.  Additional information regarding the calculation of these measures can be found later in this discussion under the caption “Capital/Stockholders’ Equity”.

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

Peoples offers diversified financial products and services through 47 financial service locations and 42 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2011, which were unchanged from the policies disclosed in Peoples’ 2010 Form 10-K.

Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2010 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  Peoples performs its required annual impairment test as of June 30 each year.
At June 30, 2011, management performed its annual impairment test of Peoples’ recorded goodwill. The methodology and significant assumptions made by management were consistent with those disclosed in Peoples’ 2010 Form 10-K.  Based on its analysis at June 30, 2011, management concluded the fair value of Peoples’ single reporting unit exceeded its carrying value. However, the excess fair value was not significant enough to provide management with a reasonable basis on which to conclude no goodwill impairment existed without further evaluation. Consequently, management performed additional analyses to estimate the fair value of goodwill and concluded the estimated fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment was recorded.
Management’s analysis of goodwill at June 30, 2011, indicated that a decline in the fair value of Peoples’ single reporting unit of 24% or more would result in goodwill impairment. The analysis also indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit resulting in goodwill impairment: (1) a 25% sustained decline in future cash flows or (2) a 250 basis point increase in the discount rate.
At September 30, 2011, Peoples' market capitalization continued to be less than its book value, which management considers to be an indicator of possible goodwill impairment. However, management ultimately concluded no goodwill was impaired given the results of Peoples' annual impairment goodwill test and trends experienced during the third quarter. Specifically, the continued improvement in loan related credit losses and the generally improving trend in overall credit quality during the third quarter are expected to have positive impacts on Peoples' future cash flows rather than the decline needed for goodwill impairment to exist.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
As described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, Peoples incurred settlement charges of $408,000 during the third quarter of 2011 due to lump-sum distributions to participants exceeding the threshold for recognizing such charges during the quarter. No such charges were recognized in prior quarters.

◦
As described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements, no dividends were declared on common shares during the second quarter of 2011 as a result of Peoples' Board of Directors adopting a new schedule for declaring such dividends. The lack of dividends declared on common shares due to this change had a positive impact on Peoples' common equity and corresponding capital ratios at September 30, 2011. On July 28, 2011, the Board of Directors declared a cash dividend of $0.10 per common share with respect to second quarter 2011 results at a regularly scheduled Board meeting. This dividend was paid on August 22, 2011, to shareholders of record on August 8, 2011.

◦
As described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements, on January 30, 2009, Peoples received $39.0 million of new equity capital under the U.S. Treasury’s TARP Capital Purchase Program. The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant to purchase common shares sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”). On February 2, 2011, Peoples completed a partial redemption of the TARP Capital Investment by repurchasing $21.0 million of the preferred shares held by the U.S. Treasury (the "Partial TARP Capital Redemption"). In connection with the Partial TARP Capital Redemption, Peoples recognized the portion of the unamortized discount associated with the preferred shares repurchased, which was $186,000 and reduced diluted earnings per common share by $0.02. Future quarterly preferred dividends are expected to approximate $240,000 compared to $513,000 in prior quarters.

◦
Since 2008, Peoples periodically has taken actions to reduce interest rate exposures within the investment portfolio and entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $86.6 million of investment securities, primarily low yielding U.S. agency mortgage-backed securities and U.S. government-backed student loan pools, during the third quarter of 2010. The proceeds from these investment sales were used to prepay $60.0 million of wholesale repurchase agreements thereby deleveraging the balance sheet. The repurchase agreements had a weighted-average cost of 4.53% and originally were scheduled to mature in or before 2012.

◦
In the first quarter of 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million on its then remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflected management’s estimation of credit losses incurred during the first quarter of 2010 based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the first quarter 2010 OTTI loss, Peoples no longer had any exposure to CDO securities within its investment portfolio.

◦
Since early 2008, Peoples’ loan quality has been impacted negatively by adverse conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers. These conditions led Peoples to downgrade the loan quality ratings of various commercial real estate loans through its normal loan review process. In addition, several impaired loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in prior quarters were significantly higher than long-term historical levels.  Peoples has also recognized losses on other real estate owned (“OREO”) due to declining commercial real estate values.

◦
During the second and third quarters of 2011, Peoples has experienced generally improving trends in several asset quality metrics. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in lower provisions for loan losses. However, unfavorable economic conditions within Peoples' market area, coupled with sustained weakness in commercial real estate values, continues to place stress on certain industries and segments of Peoples' loan portfolio, such as the hospitality sector.

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

◦
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between August 2007 and December 2008, the Federal Reserve reduced the target Federal Funds rate 500 basis points to a range of 0% to 0.25% and reduced the Discount Rate 575 basis points to 0.50%. These actions caused a corresponding downward shift in short-term market interest rates. In 2009, the Federal Reserve maintained the target Federal Funds Rate and Discount Rate at their historically low levels of 0% to 0.25% and 0.50%, respectively. In February 2010, the Federal Reserve increased the Discount Rate by 25 basis points to 0.75% while leaving its target Federal Funds Rate range unchanged, thereby widening the spread between the Discount Rate and the high end of the target Federal Funds Rate. Both the Federal Funds Rate and Discount Rate have remained unchanged since February 2010.

◦
Since late 2008, the Federal Reserve has taken various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions have included the buying and selling of mortgage-backed and other debt securities through its open market operations. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and during the third quarter of 2011, while moderate steepening occurred in the second half of 2009 and late 2010. These changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

  The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY

For the third quarter of 2011, net income available to common shareholders was $3.7 million, or $0.35 per diluted common share, versus a loss of $0.1 million and $0.01 per diluted common share a year ago and $2.7 million, or $0.26 per diluted common share for the second quarter of 2011 (or "linked quarter"). The improvement in earnings was a result of significant reductions in loan-related losses, specifically the provision for loan losses. On a year-to-date basis, earnings per diluted common share were $0.73 compared to $0.33 for the nine months of 2010.
Provision for loan losses totaled $0.9 million in the third quarter of 2011, versus $2.3 million for the linked quarter and $8.0 million for the third quarter of 2010. On a year-to-date basis, provision for loan losses totaled $8.5 million in 2011, versus $20.0 million in 2010. The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management's formal quarterly analysis.
Third quarter 2011 net interest income was comparable with the linked quarter as decreased interest income was matched by a reduction in interest expense. Net interest margin compressed four basis points due to the impact of lower reinvestment rates. Year-over-year, net interest income decreased 13% and net interest margin compressed nineteen basis points in the third quarter of 2011, attributable to the combination of declining loan balances and lower reinvestment rates with limited opportunities for offsetting reductions in funding costs. These factors also accounted for the 12% reduction in net interest income and twelve basis points compression of net interest margin on a year-to-date comparative basis.
Total non-interest income, which excludes gains and losses on securities and asset disposals, increased 9% in the third quarter of 2011, compared to the prior year, and 6% compared to the linked quarter. The increase was a result of growth in both deposit account service charges and insurance income. Stronger trust and investment income and increased electronic banking income also contributed to the year-over-year growth. Through nine months of 2011, total non-interest income was up 5% over the same period last year due to growth in nearly every major revenue category.
Total non-interest expense was up 5% and 11% in the third quarter, compared to the linked and prior year quarters, respectively. Key drivers of these increases were pension settlement charges of $408,000 due to lump-sum distributions to participants and higher employee medical benefit costs. Other significant factors for the year-over-year increase included additional incentive plan expense corresponding with the stronger third quarter operating results and annual adjustments to base salaries in early 2011. Marketing expense also was higher in the third quarter of 2011 versus both the linked quarter and third quarter of 2010, due primarily to a $100,000 contribution to Peoples Bancorp Foundation Inc. Professional fees were substantially lower than those for the linked quarter due to the timing of the external legal services, and more than offset the increase in marketing expenses. Peoples' FDIC insurance costs benefited, when compared to the third quarter of 2010, from the change in assessment calculation that became effective for the second quarter of 2011.

Total assets were $1.81 billion at September 30, 2011, comparable to the prior quarter-end and down 2% versus year-end 2010. Cash and cash equivalents decreased $5.9 million during the third quarter and $42.9 million since December 31, 2010. These changes were due primarily to using short-term assets for the Partial TARP Capital Redemption and redeployment into longer-term investments and loans. Total investment securities were essentially unchanged for the quarter, as the impact of principal paydowns was offset by market value improvement, but remained $28.7 million higher than year-end 2010, reflecting the redeployment of short-term assets and market value improvement. Total portfolio loan balances increased $10.7 million, to $950.8 million, during the third quarter of 2011, but remain $9.9 million below the year-end 2010 balances. The linked quarter growth occurred as a result of commercial real estate lending opportunities within Peoples' market area, while paydowns and charge-offs during the first half of the year were the key drivers of the decrease during the nine months of 2011.
Total liabilities decreased $26.1 million during the nine months ended September 30, 2011, to $1.58 billion. Retail deposit balances decreased $12.8 million during the quarter as growth in low-cost core deposit balances was more than offset by a reduction in higher-cost funding sources, specifically certificates of deposit, money market balances and governmental deposit balances. The lower interest-bearing deposit balances were a result of management maintaining its focus on reducing higher-cost, non-core deposits. At September 30, 2011, total borrowed funds were $225.1 million, up $11.6 million from the prior quarter, due to higher short-term borrowings and down $6.7 million since December 31, 2010, as Peoples repaid maturing wholesale borrowings.
Total stockholders' equity of $224.5 million at September 30, 2011, was $6.0 million higher than the prior quarter-end but down $6.2 million versus December 31, 2010. During 2011, the market value of Peoples' available-for-sale investment portfolio has improved, while earnings have exceeded dividends declared. Both of these conditions have had a positive impact on total stockholders' equity during the third quarter and through nine months of 2011, although the year-to-date increase was more than offset by the impact of the Partial TARP Capital Redemption. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 12.40% at September 30, 2011, while the Total Capital ratio was 17.33% versus 18.24% at December 31, 2010, with the decrease the result of the Partial TARP Capital Redemption.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2011			June 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$8,225	$4	0.21%	$9,200	$5	0.20%	$50,149	$32	0.25%
Investment Securities (1):
Taxable	634,288	5,918	3.73%	632,657	6,209	3.93%	648,458	7,734	4.77%
Nontaxable (2)	38,058	580	6.10%	38,050	591	6.21%	58,738	907	6.18%
Total investment securities	672,346	6,498	3.86%	670,707	6,800	4.06%	707,196	8,641	4.89%
Loans (3):
Commercial	609,152	7,412	4.83%	614,173	7,618	4.98%	672,037	9,017	5.32%
Real estate (4)	245,941	3,240	5.27%	246,716	3,271	5.30%	259,710	3,606	5.56%
Consumer	89,304	1,526	6.78%	86,731	1,528	7.07%	85,175	1,667	7.76%
Total loans	944,397	12,178	5.13%	947,620	12,417	5.25%	1,016,922	14,290	5.60%
Less: Allowance for loan losses	(27,197)			(27,835)			(28,749)
Net loans	917,200	12,178	5.28%	919,785	12,417	5.41%	988,173	14,290	5.75%
Total earning assets	1,597,771	18,680	4.66%	1,599,692	19,222	4.81%	1,745,518	22,963	5.24%
Intangible assets	64,538			64,682			65,029
Other assets	139,909			144,357			146,521
Total assets	$1,802,218			$1,808,731			$1,957,068
Deposits:
Savings accounts	$135,942	$47	0.14%	$137,518	$62	0.18%	$121,878	$49	0.16%
Interest-bearing demand accounts	249,787	316	0.50%	248,258	440	0.71%	238,902	671	1.11%
Money market accounts	258,102	185	0.28%	264,195	225	0.34%	297,140	509	0.68%
Brokered deposits	66,074	557	3.34%	69,747	570	3.28%	100,863	733	2.88%
Retail certificates of deposit	413,785	2,227	2.14%	420,497	2,377	2.27%	443,806	2,731	2.44%
Total interest-bearing deposits	1,123,690	3,332	1.18%	1,140,215	3,674	1.29%	1,202,589	4,693	1.55%
Borrowed Funds:
Short-term FHLB advances	7,615	2	0.08%	2,216	1	0.11%	978	1	0.16%
Retail repurchase agreements	41,241	22	0.22%	40,320	25	0.26%	50,026	61	0.49%
Total short-term borrowings	48,856	24	0.20%	42,536	26	0.25%	51,004	62	0.48%
Long-term FHLB advances	82,889	716	3.42%	86,771	754	3.49%	103,842	924	3.53%
Wholesale repurchase agreements	65,000	569	3.43%	65,000	563	3.43%	114,457	1,133	3.87%
Other borrowings	22,587	495	8.58%	22,579	493	8.64%	22,552	496	8.59%
Total long-term borrowings	170,476	1,780	4.11%	174,350	1,810	4.13%	240,851	2,553	4.17%
Total borrowed funds	219,332	1,804	3.24%	216,886	1,836	3.37%	291,855	2,615	3.52%
Total interest-bearing liabilities	1,343,022	5,136	1.51%	1,357,101	5,510	1.63%	1,494,444	7,308	1.94%
Non-interest-bearing deposits	226,506			226,669			210,031
Other liabilities	11,524			11,257			15,008
Total liabilities	1,581,052			1,595,027			1,719,483
Preferred equity	17,869			17,856			38,607
Common equity	203,297			195,848			198,978
Total stockholders’ equity	221,166			213,704			237,585
Total liabilities and
stockholders’ equity	$1,802,218			$1,808,731			$1,957,068
Interest rate spread		$13,544	3.15%		$13,712	3.18%		$15,655	3.30%
Net interest margin			3.39%			3.43%			3.58%

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$12,499	$20	0.21%	$30,671	$57	0.25%
Investment Securities (1):
Taxable	628,346	18,374	3.90%	677,338	23,516	4.63%
Nontaxable (2)	39,132	1,826	6.22%	60,509	2,846	6.27%
Total investment securities	667,478	20,200	4.04%	737,847	26,362	4.76%
Loans (3):
Commercial	617,825	22,865	4.95%	689,859	27,659	5.36%
Real estate (4)	247,673	9,885	5.32%	262,742	11,019	5.59%
Consumer	86,246	4,549	7.05%	86,893	5,054	7.78%
Total loans	951,744	37,299	5.24%	1,039,494	43,732	5.63%
Less: Allowance for loan losses	(27,786)			(29,581)
Net loans	923,958	37,299	5.39%	1,009,913	43,732	5.79%
Total earning assets	1,603,935	57,519	4.79%	1,778,431	70,151	5.27%
Intangible assets	64,679			65,252
Other assets	143,195			144,922
Total assets	$1,811,809			$1,988,605
Deposits:
Savings accounts	$134,108	$164	0.16%	$119,842	$144	0.16%
Interest-bearing demand accounts	243,721	1,378	0.76%	235,298	1,982	1.13%
Money market accounts	266,912	655	0.33%	288,369	1,820	0.84%
Brokered deposits	72,446	1,759	3.25%	106,076	2,297	2.90%
Retail certificates of deposit	420,352	7,035	2.24%	457,708	8,547	2.50%
Total interest-bearing deposits	1,137,539	10,991	1.29%	1,207,293	14,790	1.64%
Borrowed Funds:
Short-term FHLB advances	3,767	3	0.09%	11,648	10	0.11%
Retail repurchase agreements	42,148	82	0.26%	50,249	199	0.52%
Total short-term borrowings	45,915	85	0.25%	61,897	209	0.45%
Long-term FHLB advances	86,164	2,234	3.47%	104,159	2,761	3.54%
Wholesale repurchase agreements	65,000	1,678	3.40%	129,469	3,869	3.94%
Other borrowings	22,579	1,480	8.64%	22,544	1,485	8.69%
Total long-term borrowings	173,743	5,392	4.12%	256,172	8,115	4.20%
Total borrowed funds	219,658	5,477	3.31%	318,069	8,324	3.47%
Total interest-bearing liabilities	1,357,197	16,468	1.62%	1,525,362	23,114	2.02%
Non-interest-bearing deposits	225,291			207,622
Other liabilities	11,590			14,344
Total liabilities	1,594,078			1,747,328
Preferred equity	20,297			38,581
Common equity	197,434			202,696
Total stockholders’ equity	217,731			241,277
Total liabilities and
stockholders’ equity	$1,811,809			$1,988,605
Interest rate spread		$41,051	3.17%		$47,037	3.25%
Net interest margin			3.42%			3.54%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Net interest income, as reported	$13,264	$13,431	$15,264	$40,190	$45,841
Taxable equivalent adjustments	280	281	391	861	1,196
Fully tax-equivalent net interest income	$13,544	$13,712	$15,655	$41,051	$47,037
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2011 Compared to						Nine Months Ended September 30, 2011 Compared to
(Dollars in thousands)	June 30, 2011			September 30, 2010			September 30, 2010
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$1	$(2)	$(1)	$(4)	$(24)	$(28)	$(8)	$(29)	$(37)
Investment Securities: (2)
Taxable	(398)	107	(291)	(1,651)	(165)	(1,816)	(3,525)	(1,617)	(5,142)
Nontaxable	(12)	1	(11)	(12)	(315)	(327)	(23)	(997)	(1,020)
Total investment income	(410)	108	(302)	(1,663)	(480)	(2,143)	(3,548)	(2,614)	(6,162)
Loans:
Commercial	(161)	(45)	(206)	(796)	(809)	(1,605)	(2,027)	(2,767)	(4,794)
Real estate	(21)	(10)	(31)	(182)	(184)	(366)	(518)	(616)	(1,134)
Consumer	(211)	209	(2)	(565)	424	(141)	(468)	(37)	(505)
Total loan income	(393)	154	(239)	(1,543)	(569)	(2,112)	(3,013)	(3,420)	(6,433)
Total interest income	(802)	260	(542)	(3,210)	(1,073)	(4,283)	(6,569)	(6,063)	(12,632)
INTEREST EXPENSE:
Deposits:
Savings accounts	(14)	(1)	(15)	(24)	22	(2)	—	20	20
Interest-bearing demand accounts	(143)	19	(124)	(551)	196	(355)	(716)	112	(604)
Money market accounts	(36)	(4)	(40)	(265)	(59)	(324)	(1,038)	(127)	(1,165)
Brokered certificates of deposit	60	(73)	(13)	579	(755)	(176)	389	(927)	(538)
Retail certificates of deposit	(117)	(33)	(150)	(325)	(179)	(504)	(847)	(665)	(1,512)
Total deposit cost	(250)	(92)	(342)	(586)	(775)	(1,361)	(2,212)	(1,587)	(3,799)
Borrowed funds:
Short-term borrowings	(8)	6	(2)	(31)	(7)	(38)	(89)	(35)	(124)
Long-term borrowings	(4)	(26)	(30)	(148)	(625)	(773)	(536)	(2,187)	(2,723)
Total borrowed funds cost	(12)	(20)	(32)	(179)	(632)	(811)	(625)	(2,222)	(2,847)
Total interest expense	(262)	(112)	(374)	(765)	(1,407)	(2,172)	(2,837)	(3,809)	(6,646)
Net interest income	$(540)	$372	$(168)	$(2,445)	$334	$(2,111)	$(3,732)	$(2,254)	$(5,986)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

Third quarter 2011 net interest income was consistent with the linked quarter, as lower interest income was nearly matched by a decrease in interest expense. The yield curve flattening experienced during the third quarter of 2011 put downward pressure on Peoples' asset yields, due to the corresponding decline in reinvestment rates. However, management has intensified its disciplined approach to loan and deposit pricing, which lowered funding costs and mitigated much of the impact of lower market interest rates on net interest income and margin. Peoples' deposit costs also benefited from $36.7 million in high-cost certificates of deposit ("CDs") maturing during the third quarter of 2011 and being replaced with lower-cost funds. Most of these CDs were part of a special product offering in 2008 and had an average cost of 3.57%. An additional $30.1 million of high-cost CDs, with an average rate of 4.05%, will mature in the fourth quarter, while another $25.6 million at an average rate of 4.16% will mature during the first quarter of 2012.
Compared to the prior year, net interest income was down 13% in the third quarter and 12% through nine months of 2011, while net interest margin compressed nineteen and twelve basis points, respectively. The main driver of these reductions was the sustained low interest rate environment, coupled with a decline in average loan balances experienced as a result of significant payoffs and charge-offs in prior quarters. Peoples' deposit pricing strategy over the past several quarters has caused a moderate decrease in money market balances and high-cost retail certificates of deposit.
Modest loan growth late in the third quarter of 2011, coupled with the expectation of flat to increasing balances during the fourth quarter, should help stabilize average earning assets and ease some of the net interest margin pressure. However, opportunities to reduce funding costs will remain limited by the amount of high-cost funding scheduled to mature. In addition, the Federal Reserve's current strategy of maintaining a flatter interest rate environment will put downward pressure on net interest income and margin. As a result, Peoples' balance sheet strategies will continue to emphasize growing loans profitably, remaining disciplined with loan and deposit pricing and maintaining good liquidity. Management also may take other actions in future quarters to enhance Peoples' net interest income and margin through changes in Peoples' balance sheet mix if opportunities exist based upon market conditions.
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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(Dollars in thousands)
Provision for checking account overdrafts	$165	$95	$219	$271	$418
Provision for other loan losses	700	2,200	7,786	8,200	19,546
Total provision for loan losses	$865	$2,295	$8,005	$8,471	$19,964
As a percentage of average gross loans (a)	0.36%	0.97%	3.12%	1.19%	2.57%
(a) Presented on an annualized basis
The provision for loan losses reflects amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The lower provision for loan losses during the third quarter of 2011 was driven mostly by continued improving trends in various credit quality metrics, including historical loss trends and level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other Gains (Losses)
The following table details the other gains and losses recognized for the three and nine months ended September 30:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Net gain (loss) on OREO	$419	$(1,002)	$(453)	$(526)	$(1,683)
Gain (loss) on loans held-for-sale	—	468	(564)	468	(658)
Loss on debt extinguishment	—	—	(3,630)	—	(3,630)
Net (loss) gain on bank premises and equipment	(30)	(22)	9	(49)	2
Net other gains (losses)	$389	$(556)	$(4,638)	$(107)	$(5,969)
The net gain on OREO for the third quarter of 2011 was the result of the sale of a single commercial property. In comparison, net losses were incurred in the second quarter of 2011 and third quarter of 2010, due to write-downs on commercial properties whose fair value had declined. The loss in the second quarter of 2011 was partially offset by $248,000 in gains from sales of other properties.

Non-Interest Income
Deposit account service charges comprised the largest portion of third quarter 2011 non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Overdraft and non-sufficient funds fees	$2,235	$2,070	$2,124	$6,023	$6,234
Account maintenance fees	359	353	230	965	638
Other fees and charges	34	31	61	268	298
Total deposit account service charges	$2,628	$2,454	$2,415	$7,256	$7,170
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. New regulations governing overdraft fees limiting the ability of banks to impose overdraft fees on certain transactions became effective during the third quarter of 2010. These regulations have had a minimal impact on Peoples as reflected in the lack of significant changes in overdraft and non-sufficient funds fees versus the prior year. Account maintenance fees during the second and third quarters of 2011 reflect the full impact of Peoples' new consumer checking account product offering and pricing structure implemented during the first quarter of 2011.
Insurance income continued to comprise a significant portion of Peoples' non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Property and casualty insurance commissions	$2,083	$1,949	$1,969	$5,710	$5,667
Performance-based commissions	—	1	—	944	585
Life and health insurance commissions	168	125	173	454	435
Credit life and A&H insurance commissions	49	43	40	122	88
Other fees and charges	24	47	34	91	113
Total insurance income	$2,324	$2,165	$2,216	$7,321	$6,888

During the third quarter of 2011, Peoples was successful at adding several new insurance customers, which had a positive impact on property and casualty insurance commissions. Future growth in property and casualty insurance commission levels may be limited by the effects of a weak economy on commercial insurance needs. The performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Fiduciary	$1,050	$1,103	$1,006	$3,192	$3,295
Brokerage	335	306	220	927	696
Total trust and investment income	$1,385	$1,409	$1,226	$4,119	$3,991

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
(Dollars in thousands)
Trust assets under management	$776,165	$846,052	$852,972	$836,587	$795,335
Brokerage assets under management	249,550	265,384	260,134	256,579	233,308
Total managed assets	$1,025,715	$1,111,436	$1,113,106	$1,093,166	$1,028,643
Quarterly average	$1,077,804	$1,119,484	$1,105,329	$1,055,936	$998,307
Peoples' fiduciary and brokerage revenues are primarily driven by the value of assets under management. Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. Second quarter 2011 fiduciary revenues included annual tax compliance fees of $78,000, which accounted for most of the linked quarter decline. On a year-to-date basis, fiduciary revenues were lower than the prior year due to the non-recurrence of estate management fees, which totaled $256,000 in 2010. The overall market value of managed assets was negatively impacted by the general downturn in the financial markets during the third quarter of 2011, which could adversely affect the level of trust and investment income for the fourth quarter of 2011.
Third quarter 2011 mortgage banking income, while comparable with the prior year, was up 29% over the linked quarter. On a year-to-date basis, mortgage banking income was up 20% year-over-year through September 30, 2011. In the third quarter of 2011, Peoples sold approximately $19 million of loans to the secondary market compared to $10 million in the linked quarter and $13 million for the third quarter of 2010. On a year-to-date basis, Peoples has sold approximately $45 million of loans to the secondary market in 2011 versus $32 million in 2010. Much of the increased production in 2011 has been a result of refinancing activity in response to historically low mortgage interest rates available in the secondary market and continued customer preference for long-term, fixed rate loans.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Base salaries and wages	$5,309	$5,116	$5,060	$15,701	$15,179
Sales-based and incentive compensation	1,201	1,172	876	3,278	2,479
Employee benefits	1,831	1,235	1,156	4,011	3,810
Stock-based compensation	90	63	23	186	74
Deferred personnel costs	(365)	(333)	(335)	(990)	(903)
Payroll taxes and other employment costs	635	700	452	2,095	1,466
Total salaries and employee benefit costs	$8,701	$7,953	$7,232	$24,281	$22,105
Full-time equivalent employees:
Actual at end of period	540	537	532	540	532
Average during the period	540	537	529	538	531

Base salaries and wages for the three and nine months ended September 30, 2011, were higher than the same periods in 2010, due to annual base salary adjustments plus an increase in full-time equivalent employees. In the third quarter of 2011, sales-based and incentive compensation was impacted by increased expense accruals associated with corporate incentive plans, which are based in part on Peoples' performance. Employee benefit costs for the third quarter of 2011 included pension settlement charges of $408,000 relating to lump-sum payments to participants, while no such charges were incurred in prior periods. The remaining linked quarter increase in employee benefit costs was attributable to higher employee medical benefit plan expenses. Year-over-year, employee benefit costs have benefited from the impact of Peoples freezing pension benefits effective on March 1, 2011, which partially offset the settlement charges. However, the freeze of pension benefits significantly reduced the threshold for recognizing settlement charges corresponding with lump-sum distributions to participants. Peoples will incur additional settlement charges in the fourth quarter of 2011 should any lump-sum distributions be made, although to a lesser extent than the third quarter 2011 amount. During 2011, Peoples has incurred higher costs associated with the recruitment and retention of various senior management positions, which was the key driver of the increase in payroll taxes and other employment costs from the prior year.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30,
(Dollars in thousands)				2011	2010
Depreciation	$485	$505	$466	$1,479	$1,456
Repairs and maintenance costs	383	398	386	1,196	1,215
Net rent expense	228	221	232	674	673
Property taxes, utilities and other costs	357	348	299	1,077	997
Total net occupancy and equipment expense	$1,453	$1,472	$1,383	$4,426	$4,341
Depreciation expense was held relatively flat during the first nine months of 2011 due in large part to management limiting capital expenditures during 2010 in connection with various cost saving initiatives. The reduction during the third quarter of 2011 was the result of assets becoming fully depreciated.
In the third quarter of 2011, professional fees were down compared to the linked quarter. The key driver of this variance was the timing of external legal services for problem loan workouts and external consulting services for various strategic initiatives. Contributing to the higher year-over-year professional fees in 2011 has been the costs related to Peoples' new Power checking product, which was introduced at the start of the year.
Marketing expense, which includes advertising, donation and other public relations costs, increased significantly in the third quarter of 2011, compared to both the linked and prior year quarters. Most of the additional expense was attributable to a $100,000 contribution to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. Peoples had limited such contributions in prior periods as part of its efforts to control operating costs. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the amount of any contribution determined based largely on the level of need within the communities Peoples serves.
Foreclosed real estate and other loan expenses, which include costs associated with maintaining foreclosed assets, were lower during the nine months of 2011 compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009. While management believes these costs in future quarters should remain comparable with the third quarter 2011 amount, the actual costs incurred will continue to be dependent upon the level and nature of Peoples' problem assets.
Management continues to implement several strategic initiatives designed to increase lending activity, enhance revenue generation, enhance the sales and sale management discipline across all lines of business and position Peoples for long-term growth. These actions are expected to add costs in various non-interest expense categories, such as personnel costs from adding associates in key positions, depreciation expense and marketing expenses. However, management believes opportunities exist to offset these incremental costs through cost savings from a combination of process improvements, operating efficiency enhancements and continued branch network rationalization.

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

Income Tax Expense
For the nine months ended September 30, 2011, Peoples recorded income tax expense of $3.3 million, for an effective tax rate of 27.3%%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $653,000 for the same period in 2010, which included the entire $625,000 tax benefit associated with the investment impairment losses recognized in both the first and second quarters of 2010.

FINANCIAL CONDITION

Cash and Cash Equivalents
At September 30, 2011, Peoples' interest-bearing deposits in other banks did not include any excess cash reserves at the Federal Reserve Bank, compared to $4.6 million at June 30, 2011 and $44.6 million at December 31, 2010. The decline since year-end 2010 occurred largely as a result of Peoples using these funds in the Partial TARP Capital Redemption. The remaining decline occurred as the funds have been redeployed into the investment and loan portfolios.
Through nine months of 2011, Peoples' total cash and cash equivalents decreased $42.9 million, due mostly to cash used in financing activities for the Partial TARP Redemption and $6.7 million reduction in borrowed funds. Investing activities used net cash of $25.0 million, primarily purchases of securities for the investment portfolio, which was more than offset by cash from operating activities of $32.8 million.
In comparison, Peoples’ operating and investing activities in the nine months of 2010 provided net cash of $33.3 million and $111.4 million, respectively, of which $111.8 million was used in financing activities, producing a $32.9 million increase in total cash and cash equivalents. Net cash provided by investing activities consisted primarily of proceeds from securities sales and principal runoff from the investment portfolio. The funds from investing activities were used to reduce borrowed funds, which accounted for virtually all of the net cash used by financing activities.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Fair value:
Obligations of:
U.S. Treasury and government agencies	$34	$36	$38	$39	$60
U.S. government sponsored agencies	13,004	12,321	12,084	12,262	13,005
States and political subdivisions	38,112	38,091	38,401	47,379	51,288
Residential mortgage-backed securities	539,094	540,931	523,844	507,534	485,663
Commercial mortgage-backed securities	36,401	35,288	41,189	30,700	44,854
Bank-issued trust preferred securities	12,681	13,385	13,266	12,984	12,904
Equity securities	3,333	3,546	3,318	3,088	3,009
Total fair value	$642,659	$643,598	$632,140	$613,986	$610,783
Total amortized cost	$633,279	$638,667	$635,218	$617,122	$608,427
Net unrealized gain (loss)	$9,380	$4,931	$(3,078)	$(3,136)	$2,356

In the first quarter of 2011, management redeployed short-term assets into longer-term investments, which accounts for the increase in amortized cost compared to September 30, 2010. This higher level was maintained in the second and third quarters of 2011 to offset the impact of lower loan balances on Peoples' earnings. During the first quarter of 2011 and fourth quarter of 2010, Peoples sold selected municipal securities, which accounts for the lower investment in obligations of states and political subdivisions at September 30, 2011. Further changes in the size and composition of the investment portfolio may occur in future quarters, as management may reinvest principal runoff from mortgage-backed securities into other security types or to fund loan growth.
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

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Residential	$68,686	$87,697	$101,760	$113,559	$141,779
Commercial	1,407	1,663	2,734	26,090	23,749
Total fair value	$70,093	$89,360	$104,494	$139,649	$165,528
Total amortized cost	$68,690	$86,747	$102,295	$136,997	$162,066
Net unrealized gain	$1,403	$2,613	$2,199	$2,652	$3,462

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, causing the linked quarter decline in this portion of the portfolio. Over the last year, management has reinvested the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in prior quarters. At September 30, 2011, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated in 2003 or earlier and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Gross portfolio loans:
Commercial real estate	$424,741	$411,355	$413,011	$425,528	$428,053
Commercial and industrial	140,058	145,625	147,825	153,713	176,121
Real estate construction	26,751	29,259	38,154	27,595	45,731
Residential real estate	222,374	215,242	215,040	219,833	225,631
Home equity lines of credit	48,085	48,148	48,281	48,525	49,839
Consumer	87,072	88,345	84,078	83,323	84,213
Deposit account overdrafts	1,712	2,145	1,640	2,201	1,291
Total portfolio loans	$950,793	$940,119	$948,029	$960,718	$1,010,879
Percent of loans to total loans:
Commercial real estate	44.6%	43.8%	43.5%	44.2%	42.4%
Commercial and industrial	14.7%	15.5%	15.6%	16.0%	17.4%
Real estate construction	2.8%	3.1%	4.0%	2.9%	4.5%
Residential real estate	23.4%	22.9%	22.7%	22.9%	22.4%
Home equity lines of credit	5.1%	5.1%	5.1%	5.1%	4.9%
Consumer	9.2%	9.4%	8.9%	8.7%	8.3%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$262,992	$259,352	$258,626	$250,630	$235,538

The growth in commercial real estate loans during the third quarter of 2011 occurred as a result of lending opportunities within Peoples' primary market area. In comparison, total commercial loan balances have been negatively impacted by elevated charge-offs and payoffs over the last several quarters, including the payoff of a single $10 million commercial and industrial loan in the first quarter of 2011. Consumer loan balances, although down slightly compared to the linked quarter, remained higher than a year ago due to growth during the second quarter of 2011 mostly attributable to targeted promotions.
Quality loan growth through increased lending activity remains one of Peoples' strategic priorities. Given the current level of concentration in commercial real estate loans, the primary emphasis of future lending activity will be on other commercial lending opportunities, including small business lending and new niches, such as health care and oil and gas lending. Peoples also is focused on adjusting its loan mix by making consumer loans a larger portion of the portfolio. As such, management will be working to expand Peoples' consumer lending activities by making investments in this area over the next several quarters. Management intends to balance loan growth with prudent risk management and sound underwriting standards.
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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2011:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$66,509	$170	$66,679	15.4%
Apartment complexes	53,938	503	54,441	12.6%
Office buildings and complexes:
Owner occupied	6,404	251	6,655	1.5%
Non-owner occupied	36,285	1,337	37,622	8.7%
Total office buildings and complexes	42,689	1,588	44,277	10.2%
Retail facilities:
Owner occupied	11,228	35	11,263	2.6%
Non-owner occupied	23,434	364	23,798	5.5%
Total retail facilities	34,662	399	35,061	8.1%
Assisted living facilities and nursing homes	32,111	—	32,111	7.4%
Light industrial facilities:
Owner occupied	19,533	23	19,556	4.5%
Non-owner occupied	10,939	—	10,939	2.5%
Total light industrial facilities	30,472	23	30,495	7.0%
Mixed commercial use facilities:
Owner occupied	10,528	227	10,755	2.5%
Non-owner occupied	14,663	12	14,675	3.4%
Total mixed commercial use facilities	25,191	239	25,430	5.9%
Day care facilities:
Owner occupied	5,461	—	5,461	1.3%
Non-owner occupied	14,717	—	14,717	3.4%
Total day care facilities	20,178	—	20,178	4.7%
Restaurant facilities:
Owner occupied	11,002	618	11,620	2.7%
Non-owner occupied	3,316	—	3,316	0.8%
Total restaurant facilities	14,318	618	14,936	3.5%
Other	104,673	4,003	108,676	25.2%
Total commercial real estate	$424,741	$7,543	$432,284	100.0%
Real Estate Construction Loans:
Health care facilities	$3,644	$8,893	$12,537	32.4%
Assisted living facilities and nursing homes	9,499	424	9,923	25.6%
Restaurants	1,103	2,328	3,431	8.9%
Mixed commercial use facilities - non-owner occupied	2,950	117	3,067	7.9%
Day care facilities:
Owner occupied	1,224	—	1,224	3.2%
Non-owner occupied	1,730	—	1,730	4.5%
Total day care facilities	2,954	—	2,954	7.7%
Other	6,601	176	6,777	17.5%
Total real estate construction	$26,751	$11,938	$38,689	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balance in each state was less than $4.0 million at both September 30, 2011 and December 31, 2010.

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

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Commercial real estate	$20,085	$19,361	$19,613	$21,806	$21,382
Commercial and industrial	2,363	3,069	1,734	2,160	2,826
Residential real estate	1,421	1,187	1,642	1,400	1,414
Home equity lines of credit	548	552	444	431	497
Consumer	574	783	790	721	830
Deposit account overdrafts	222	214	226	248	261
Total allowance for loan losses	$25,213	$25,166	$24,449	$26,766	$27,210
As a percentage of total loans	2.65%	2.68%	2.58%	2.79%	2.69%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. At September 30, 2011, the allowance for loan losses was lower than the prior year-end, reflecting the upgrade of several criticized loans to a pass rating during 2011. Criticized loans are those classified as watch, substandard or doubtful. In contrast to the overall improving trend in the credit quality, certain segments of Peoples' loan portfolio, such as the hospitality sector, remain stressed due to the continuation of unfavorable economic conditions and weakness in commercial real estate values. As a result, management has increased the qualitative factors for its lodging and lodging related loans in 2011, which has offset the benefit of lower historical loss rates in other segments of the commercial loan portfolio.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$440	$2,197	$7,078	$6,913	$7,557
Commercial and industrial	67	102	835	109	97
Residential real estate	296	756	201	400	382
Real estate construction	—	—	—	—	—
Home equity lines of credit	15	83	247	72	40
Consumer	229	175	283	236	247
Deposit account overdrafts	195	157	136	194	282
Total gross charge-offs	1,242	3,470	8,780	7,924	8,605
Recoveries:
Commercial real estate	93	1,045	315	187	355
Commercial and industrial	83	487	59	48	28
Residential real estate	29	126	443	111	28
Real estate construction	—	—	—	—	—
Home equity lines of credit	11	16	10	7	2
Consumer	170	168	222	127	156
Deposit account overdrafts	38	50	103	48	73
Total recoveries	424	1,892	1,152	528	642
Net charge-offs (recoveries):
Commercial real estate	347	1,152	6,763	6,726	7,202
Commercial and industrial	(16)	(385)	776	61	69
Residential real estate	267	630	(242)	289	354
Real estate construction	—	—	—	—	—
Home equity lines of credit	4	67	237	65	38
Consumer	59	7	61	109	91
Deposit account overdrafts	157	107	33	146	209
Total net charge-offs	$818	$1,578	$7,628	$7,396	$7,963
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	0.15%	0.49%	2.84%	2.72%	2.81%
Commercial and industrial	(0.01)%	(0.16)%	0.33%	0.02%	0.03%
Residential real estate	0.11%	0.27%	(0.10)%	0.12%	0.14%
Real estate construction	—%	—%	—%	—%	—%
Home equity lines of credit	—%	0.03%	0.10%	0.02%	0.01%
Consumer	0.02%	—%	0.03%	0.04%	0.04%
Deposit account overdrafts	0.07%	0.04%	0.01%	0.01%	0.08%
Total	0.34%	0.67%	3.21%	2.93%	3.11%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	20	—	37	—	31
Residential real estate	126	124	—	27	—
Total	146	124	37	27	31
Nonaccrual loans:
Commercial real estate	22,657	27,455	27,934	34,392	30,083
Commercial and industrial	2,468	1,325	1,536	1,714	2,051
Residential real estate	3,996	1,784	1,906	3,197	4,481
Real estate construction	—	—	—	—	—
Home equity	271	283	361	554	562
Consumer	2	—	—	—	7
Total	29,394	30,847	31,737	39,857	37,184
Troubled debt restructurings:
Commercial real estate	3,001	—	—	—	—
Residential real estate	562	574	585	593	—
Total	3,563	574	585	593	—
Total nonperforming loans (NPLs)	33,103	31,545	32,359	40,477	37,215
Other real estate owned (OREO)
Commercial	3,552	3,546	4,220	4,280	4,305
Residential	115	—	180	215	30
Total	3,667	3,546	4,400	4,495	4,335
Total nonperforming assets (NPAs)	$36,770	$35,091	$36,759	$44,972	$41,550
NPLs as a percent of total loans	3.47%	3.35%	3.41%	4.19%	3.67%
NPAs as a percent of total assets	2.04%	1.95%	2.04%	2.45%	2.21%
NPAs as a percent of gross loans and OREO	3.84%	3.71%	3.85%	4.64%	4.08%
Allowance for loan losses as a percent of NPLs	76.16%	79.78%	75.56%	66.10%	73.12%
In the third quarter of 2011, nonperforming assets increased 5% over the linked quarter as $2.4 million in substandard-rated loans to a single commercial borrower became impaired in the third quarter and were placed on nonaccrual status. This increase was partially offset by paydowns of $1.2 million on existing nonaccrual loans. Total criticized loans decreased $17.1 million, or 11%, during the third quarter and $25.1 million, or 15%, since year-end 2010. These reductions occurred primarily as a result of several loans being upgraded to a pass rating in response to improvement in the financial condition of the borrowers.
From time-to-time, Peoples offers various forms of concessions to borrowers in connection with a loan modification. Such concessions may include short-term forbearance periods involving interest-only payments and/or term extensions, converting revolving credit lines to term loans or reducing the contractual monthly payment. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, Peoples adopted new accounting guidance regarding trouble debt restructurings ("TDRs") during the third quarter of 2011 as required. This new guidance clarified when a loan modification should be considered a TDR. In general, a loan modification is considered to be a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. As a result of adopting the new accounting guidance, loans with an aggregate recorded value of $3.6 million were deemed to be TDRs. These loans previously were considered impaired, thus, the determination of these loans being TDRs had no impact on the recorded values of these loans or the related valuation allowance at September 30, 2011.
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

Overall, management believes the allowance for loan losses was adequate at September 30, 2011, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Interest-bearing deposits:
Retail certificates of deposit	$415,190	$421,167	$420,828	$430,886	$436,250
Money market deposit accounts	254,012	264,677	270,574	289,657	297,229
Governmental/public funds	140,357	150,319	149,961	119,572	139,843
Savings accounts	132,182	133,352	132,323	122,444	120,975
Interest-bearing demand accounts	100,770	99,324	97,561	96,507	92,585
Total retail interest-bearing deposits	1,042,511	1,068,839	1,071,247	1,059,066	1,086,882
Brokered certificates of deposits	64,470	67,912	70,522	87,465	95,862
Total interest-bearing deposits	1,106,981	1,136,751	1,141,769	1,146,531	1,182,744
Non-interest-bearing deposits	235,585	222,075	219,175	215,069	209,693
Total deposits	$1,342,566	$1,358,826	$1,360,944	$1,361,600	$1,392,437

In the third quarter of 2011, management maintained its focus on changing Peoples' deposit mix away from higher-cost, non-core deposits as a means of reducing overall funding costs. This strategy has included more selective pricing of out-of-market certificates of deposit (“CDs”), governmental/public fund deposits and similar non-core deposits. These actions have accounted for much of the decline in retail CDs and money market accounts since year-end 2010. Also during the first quarter of 2011, Peoples experienced seasonal increases in governmental/public funds from tax collections, as well as consumer savings and non-interest-bearing deposit balances. Governmental/public funds balances normally decline in the second half of the year corresponding with governmental expenditures.
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

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Short-term borrowings:
FHLB advances	$17,300	$—	$—	$—	$—
Retail repurchase agreements	41,255	39,254	42,283	51,509	49,060
Total short-term borrowings	58,555	39,254	42,283	51,509	49,060
Long-term borrowings:
FHLB advances	78,970	86,703	86,907	92,703	99,720
National market repurchase agreements	65,000	65,000	65,000	65,000	65,000
Total long-term borrowings	143,970	151,703	151,907	157,703	164,720
Subordinated notes held by subsidiary trust	22,592	22,583	22,574	22,565	22,557
Total borrowed funds	$225,117	$213,540	$216,764	$231,777	$236,337

At September 30, 2011, short-term FHLB advances consisted entirely of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. Total long-term borrowings have declined steadily over the last several quarters, as Peoples repaid maturing long-term borrowings using funds generated from other sources, such as retail deposit growth. The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
During the nine months of 2011, Peoples' total stockholders' equity and regulatory capital measures were impacted by the Partial TARP Capital Redemption. However, at September 30, 2011, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have arisen.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Capital Amounts:
Tier 1 common	$139,828	$136,842	$133,891	$133,197	$133,624
Tier 1	180,294	177,287	174,314	194,407	194,800
Total (Tier 1 and Tier 2)	195,485	192,663	189,672	209,738	210,768
Net risk-weighted assets	$1,127,976	$1,135,234	$1,142,758	$1,149,587	$1,200,754
Capital Ratios:
Tier 1 common	12.40%	12.05%	11.72%	11.59%	11.13%
Tier 1	15.98%	15.62%	15.25%	16.91%	16.22%
Total (Tier 1 and Tier 2)	17.33%	16.97%	16.60%	18.24%	17.55%
Leverage ratio	10.37%	10.10%	9.81%	10.63%	10.26%

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

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Tangible Equity:
Total stockholders' equity, as reported	$224,530	$218,527	$210,485	$230,681	$233,759
Less: goodwill and other intangible assets	64,489	64,602	64,765	64,870	64,934
Tangible equity	$160,041	$153,925	$145,720	$165,811	$168,825

Tangible Common Equity:
Tangible equity	$160,041	$153,925	$145,720	$165,811	$168,825
Less: preferred stockholders' equity	17,875	17,862	17,850	38,645	38,619
Tangible common equity	$142,166	$136,063	$127,870	$127,166	$130,206

Tangible Assets:
Total assets, as reported	$1,805,743	$1,802,703	$1,801,590	$1,837,985	$1,883,689
Less: goodwill and other intangible assets	64,489	64,602	64,765	64,870	64,934
Tangible assets	$1,741,254	$1,738,101	$1,736,825	$1,773,115	$1,818,755

Tangible Book Value per Share:
Tangible common equity	$142,166	$136,063	$127,870	$127,166	$130,206
Common shares outstanding	10,489,400	10,478,149	10,474,507	10,457,327	10,438,510

Tangible book value per share	$13.55	$12.99	$12.21	$12.16	$12.47

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Tangible Equity to Tangible Assets Ratio:
Tangible equity	$160,041	$153,925	$145,720	$165,811	$168,825
Tangible assets	$1,741,254	$1,738,101	$1,736,825	$1,773,115	$1,818,755

Tangible equity to tangible assets	9.19%	8.86%	8.39%	9.35%	9.28%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$142,166	$136,063	$127,870	$127,166	$130,206
Tangible assets	$1,741,254	$1,738,101	$1,736,825	$1,773,115	$1,818,755

Tangible common equity to tangible assets	8.16%	7.83%	7.36%	7.17%	7.16%

The fluctuations in tangible equity and tangible common equity over the last several quarters primarily reflected the impact of changes in fair value of Peoples' available-for-sale investment portfolio on accumulated other comprehensive income, a component of total stockholders' equity. The increase in tangible assets over the linked quarter occurred primarily as a result of increased loan balances.

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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
300	$5,454	10.3%	$8,973	17.2%	$(14,792)	(6.5)%	$(9,005)	(3.9)%
200	4,968	9.4%	6,860	13.2%	(2,779)	(1.2)%	(3,297)	(1.4)%
100	3,655	6.9%	4,048	7.8%	4,545	2.0%	1,599	0.7%

At September 30, 2011, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.

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
Peoples also has a contingency funding plan that serves as an action plan for management in the event of a short-term or long-term funding crisis caused by a single or series of unexpected events. The policy identifies potential triggers and early warning indicators of a funding crisis, such as unexpected deposit withdrawals or failure of unrelated financial institutions within Peoples' primary market area. Additionally, the policy identifies sources of liquidity that may be utilized in the event of either a short-term or a long-term funding crisis.
At September 30, 2011, Peoples had available borrowing capacity through its wholesale funding sources, primarily the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland, and unpledged investment securities totaling approximately $320 million that can be used to satisfy liquidity needs, compared to $286 million at year-end 2010. This liquidity position excludes excess cash reserves being maintained and the impact of Peoples' ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.
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

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Home equity lines of credit	$44,481	$39,758	$40,293	$40,021	$39,585
Unadvanced construction loans	11,954	16,026	16,418	6,107	11,954
Other loan commitments	119,738	106,311	111,720	108,995	103,726
Loan commitments	176,173	162,095	168,431	155,123	155,265

Standby letters of credit	$41,269	$41,198	$41,553	$42,097	$42,158

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2011:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2011	416	(2)	$12.00	(2)	—	—
August 1 – 31, 2011	1,023	(2)	$11.24	(2)	—	—
September 1 – 30, 2011	467	(2)	$10.70	(2)	—	—
Total	1,906		$11.27		—	—

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	November 1, 2011	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	November 1, 2011	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

4.3	Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury.	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772).

10.1	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2011; (ix) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.