Form 10-K
period 2011-12-31
PEOPLES BANCORP INC
filed 2012-02-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 30, 2011, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $112,647,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 10,678,613 common shares, without par value, at February 27, 2012.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is an Ohio corporation and a financial holding company organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”). As of the date of this Form 10-K, Peoples' other wholly-owned subsidiaries included Peoples Investment Company and PEBO Capital Trust I. Peoples Bank owned Peoples Insurance Agency, LLC (“Peoples Insurance”) and PBNA, L.L.C., an asset management company. Peoples Investment Company owned Peoples Capital Corporation.
Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name “The Peoples Banking and Trust Company” in Marietta, Ohio, and was later reorganized as a national banking association under its current name in 2000. Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name “Northwest Territory Property and Casualty Insurance Agency, Inc.” In late 1995, Peoples Insurance was awarded insurance agency powers in the State of Ohio, becoming the first insurance agency in Ohio to be affiliated with a financial institution. In 2009, Peoples Insurance was converted from an Ohio corporation to an Ohio limited liability company under its current name.
Peoples Investment Company, its subsidiary, Peoples Capital Corporation, and PBNA, L.L.C. were formed in 2001 to optimize Peoples' consolidated capital position and provide new investment opportunities as a means of enhancing profitability. These opportunities include, but are not limited to, investments in low-income housing tax credit funds or projects, venture capital and other higher risk investments, which are either limited or restricted as investments by Peoples Bank. Presently, the operations of these companies do not represent a material part of Peoples' overall business activities.
Business Overview
Peoples makes available a complete line of banking, investment, insurance and trust solutions through its financial units – Peoples Bank, Peoples Insurance and Peoples Financial Advisors (a division of Peoples Bank). These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit
◦commercial, consumer and real estate mortgage loans (both commercial and residential) and lines of credit
◦debit and automated teller machine (“ATM”) cards
◦corporate and personal trust services
◦safe deposit rental facilities
◦travelers checks, money orders and cashier's checks
◦full range of life, health and property and casualty insurance products
◦custom-tailored fiduciary and wealth management services
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both PCs and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples also makes available credit cards to consumers and businesses, as well as merchant credit card processing services, through joint marketing arrangements with third parties.
Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2011, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth has included the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire institutions, and insurance agencies. The primary objectives of Peoples' expansion efforts include: (1) provide opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increase market share in existing markets; (3) expand Peoples' core financial service businesses of banking, insurance and wealth management and (4) improve operating efficiency by redirecting resources to offices and markets with greater growth potential.
Recent Corporate Developments
As more fully described in Note 11 of the Notes to the Consolidated Financial Statements, Peoples received $39 million of equity capital from the United States Department of the Treasury (the “U.S. Treasury”) on January 30, 2009.  This new equity capital was obtained under the TARP Capital Purchase Program and was in the form of 39,000 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) and a 10-year warrant to purchase 313,505 Peoples' common shares (the “Warrant”). During 2011, Peoples repurchased the entire 39,000 Series A Preferred Shares from the U.S. Treasury at their liquidation value of $39.0 million. On February 15, 2012, Peoples repurchased the Warrant for an aggregate price of $1.2 million. Additional information regarding the TARP Capital Purchase Program and the restrictions imposed on Peoples can be found under the “TARP Capital Purchase Program” heading in the “Supervision and Regulation” section included later in this Item 1.
Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties. This market area currently includes the counties of Athens, Belmont, Fairfield, Franklin, Gallia, Guernsey, Meigs, Morgan, Muskingum, Noble, Tuscarawas and Washington in Ohio; Cabell, Kanawha, Mason, Wetzel and Wood in West Virginia; and Boyd and Greenup in Kentucky. This market area encompasses the Metropolitan Statistical Areas (“MSA”) of Parkersburg-Marietta-Vienna, WV-OH, Charleston, WV and Huntington-Ashland, WV-KY-OH, and portions of the Columbus, OH and Wheeling, WV-OH MSAs. This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers. Principal industries in this area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries. Because of this diversity, Peoples is not dependent upon any single industry segment for its business opportunities.
Lending Activities
Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank occasionally originates loans outside its primary markets related to existing customer relationships.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.
Peoples Bank's loans consist of credits to borrowers spread over a broad range of industrial classifications. At December 31, 2011, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.
Legal Lending Limit
Federal regulations impose a limit on the aggregate amount a financial institution may lend to one borrower, including certain related or affiliated borrowers. This legal lending limit is generally 15% of the institution's total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital. At December 31, 2011, Peoples Bank's legal lending limit was approximately $26.2 million. During 2011, Peoples Bank did not extend credit to any one borrower or group of affiliated borrowers in excess of its legal lending limit.
Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples' total loan portfolio, comprising approximately 58.7% of total loans at December 31, 2011. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.

Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the source of repayment and the risk involved. The majority of Peoples' commercial loans carry variable interest rates equal to an underlying index rate plus a margin. Peoples Bank occasionally originates commercial loans with fixed interest rates for periods generally ranging from 3 to 5 years. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
On an annual basis, Peoples Bank evaluates all loan relationships whose aggregate debt to Peoples Bank is greater than $500,000 for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrading or placement on nonaccrual status.
Real Estate Loans
While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples' loan portfolio. At December 31, 2011, portfolio residential real estate loans comprised 23.4% of total loans. Peoples also had $3.2 million of residential real estate loans held for sale and was servicing $275.7 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.
Peoples Bank originates both fixed-rate and adjustable-rate real estate loans. Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.
Real Estate Lending Practices. Peoples Bank typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is lower, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%. In limited circumstances, Peoples Bank may lend up to 100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established federally backed rural housing programs. The risk conditions of real estate loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and the remaining equity of the home, if any.
Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and loss payee. Licensed appraisals are required for all real estate loans.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2011, home equity lines of credit comprised 5.1% of Peoples' total loans. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years and converting to a variable interest rate for the remaining five years. At December 31, 2011, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $16.8 million and $22.5 million, respectively, and the weighted-average remaining maturity was 4.2 years.
Home Equity Lending Practices. Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with ten-year terms and are subject to review upon request for renewal.
Construction Loans
Peoples Bank originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2011, construction loans comprised 3.3% of Peoples' loan portfolio. Construction financing is generally considered to involve the highest risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate.
Construction Lending Practices. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders. These projects include the construction of office, retail or industrial complexes and real estate development for either residential or commercial uses. The underwriting criteria for construction loans is generally the same as for non-construction loans.
To mitigate the risk of construction lending, Peoples Bank requires periodic site inspections by a construction loan manager, appraiser or architect to ensure appropriate completion of the project prior to any disbursements. Construction loans are structured to provide sufficient time to complete construction, including consideration for weather or other variables that influence completion time, although Peoples Bank generally requires the term to be less than two years.
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property. At December 31, 2011, consumer loans comprised 9.3% of Peoples' loan portfolio.
Consumer Lending Practices. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, credit history and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.
Peoples Bank makes available optional credit life insurance and accident and health insurance to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, disability or death.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”. Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net charge-offs, is included in Peoples' allowance for loan losses.
Investment Activities
Investment securities comprise a significant portion of Peoples' total assets. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries engage in investment activities from time-to-time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies and tax-exempt municipal obligations. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds and corporate obligations.
Peoples' investment activities are governed internally by a written, Board-approved policy, which is administered by Peoples' Asset-Liability Management Committee (“ALCO”). The primary purpose of Peoples' investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with the investment's risk and corporate needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples' overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of in this Form 10-K.
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples' funding sources are monitored and managed through Peoples' asset-liability management process, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K.
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
Peoples also offers its customers the ability to receive up to $30 million in federal deposit insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service, ("CDARS"), program.  Under this program, funds from large customer deposits are placed into CDs issued by other members of the CDARS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance.
Peoples occasionally obtains deposits from clients outside Peoples' primary market area, generally in the form of CDs and often through deposit brokers. These deposits are used to supplement Peoples' retail deposits to fund loans originated to customers located outside Peoples' primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples to secure the funds with collateral, unlike most other borrowed funds.
Additional information regarding the amounts and composition of Peoples' deposits can be found in the “Deposits” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), Federal Funds purchased, advances from the Federal Reserve Discount Window and repurchase agreements. Occasionally, Peoples obtains funds from unrelated financial institutions in the form of loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty.

Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the “Borrowed Funds” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
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
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, insurance agencies and mutual funds. Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned “Supervision and Regulation – Bank Holding Company Act”) has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, available products, rates of interest on loans and deposits, and the availability and pricing of trust, brokerage and insurance services. However, some competitors may have greater resources and, as such, higher lending limits than Peoples, which adversely affects Peoples' ability to compete. Peoples' business strategy includes the use of a “needs-based” sales and service approach to serve customers and incentives intended to promote customers' continued use of multiple financial products and services. In addition, Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products.
Peoples historically has focused on providing its full range of products and services in smaller metropolitan markets rather than major metropolitan areas. While management believes Peoples has developed a level of expertise in serving the financial service needs of smaller communities, Peoples' primary market area has expanded into larger metropolitan areas, such as central Ohio. These larger areas typically contain entrenched service providers with an existing customer base much larger than Peoples' initial entry position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential from such markets.
Employees
At December 31, 2011, Peoples had 513 full-time equivalent employees.
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
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal deposit insurance fund and the banking system as a whole and not for the protection of shareholders. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
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
Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. The OCC has the authority to impose sanctions on Peoples Bank and, under certain circumstances, may place Peoples Bank into receivership.
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
Non-Banking Subsidiaries
Peoples' non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.
Other Regulatory Agencies
Securities and Exchange Commission (“SEC”) and NASDAQ Stock Market LLC (“NASDAQ”). Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, as administered by the SEC. Peoples' common shares are listed with NASDAQ under the symbol “PEBO” and Peoples is subject to the rules for NASDAQ listed companies.
Federal Home Loan Bank. Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances. As a member of the FHLB, Peoples Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act of 1977 (the "CRA") and its record of lending to first-time homebuyers.
Federal Deposit Insurance Corporation /Depository Insurance. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.
On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), beginning with the second quarter of 2011. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund. Specifically, the final rule set a target size for the Deposit Insurance Fund at 2 percent of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.
The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.
U.S. Treasury and Special Inspector General. As a result of Peoples' participation in the TARP Capital Purchase Program, Peoples was also subject in 2011 to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Assets Relief Program under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), as discussed below under the caption “TARP Capital Purchase Program”.
Dodd-Frank Act
Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Peoples and Peoples Bank:

•
the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•
the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•
the prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•
financial holding companies, such as Peoples, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home state;

•
the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•
new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•
the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Peoples, its subsidiaries, their respective customers or the financial services industry more generally.
Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA, which is more fully discussed in the section captioned “Community Reinvestment Act” included later in this item. In addition, financial holding companies like Peoples are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.
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
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

Both Peoples and Peoples Bank are subject to risk-based capital requirements and guidelines imposed by their respective primary regulatory agencies. These capital guidelines and regulations are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”) and divide the capital of Peoples and Peoples Bank into two tiers:

•
“Tier 1 capital” consists of (1) common shareholders' equity; (2) qualifying perpetual preferred stock and trust preferred securities (up to 25% of total Tier 1 capital); and (3) minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions including intangible assets and net unrealized gains and losses on available-for-sale securities.

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

In addition, each asset on Peoples and Peoples Bank's balance sheets, as well as credit equivalent amounts of certain derivatives and off-balance sheet items, are assigned to one of several broad risk weight categories: 0%, 20%, 50%, 100% and in some cases 200%, resulting in a calculation of “total risk-weighted assets”.
Peoples and Peoples Bank are required to maintain sufficient capital to meet both a risk-based asset ratio test and leverage ratio test. From time to time, the regulatory agencies may require Peoples and Peoples Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected. Additional information regarding Peoples and Peoples Bank's risk-based capital requirements and ratios can be found in Note 17 of the Notes to the Consolidated Financial Statements.
In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing new capital standards - referred to as “Basel II” - which applied only to banking organizations and organizations with assets of at least $250 billion or on-balance sheet foreign exposures of at least $10 billion. The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where any future changes in capital regulations would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement for banks and bank holding companies larger than Peoples Bank and Peoples.
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
The countercyclical capital buffer generally is to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This amount would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented - potentially resulting in total buffers of between 2.5% and 5%.

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
As previously noted, the implementation of the Basel III final framework will be phased-in over the period of January 1, 2013, to January 1, 2019. During this period, the minimum capital ratios banking institutions will be required to maintain, including any required capital conservation buffer, will increase as follows:

		As of
	Current	January 1,
Capital Ratio	Amount	2013	2019
CETI to risk-weighted assets	none	3.5%	7%
Tier 1 capital to risk-weighted assets	4%	4.5%	8.5%
Total capital to risk-weighted assets	8%	8%	10.5%
Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to Peoples may be substantially different from the Basel III final framework as published in December 2010.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2011, the OCC's most recent performance evaluation of Peoples Bank resulted in an overall rating of “Satisfactory”.
TARP Capital Purchase Program
Pursuant to its authority under EESA, the U.S. Treasury created the TARP Capital Purchase Program under which the U.S. Treasury was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. As discussed in more detail in Note 11 of the Notes to the Consolidated Financial Statements, Peoples elected to participate in the TARP Capital Purchase Program and sold the Series A Preferred Shares and the Warrant for $39 million to the U.S. Treasury on January 30, 2009. As part of its participation in the TARP Capital Purchase Program, Peoples agreed that, until such time as the U.S. Treasury ceased to own any debt or equity securities of Peoples acquired pursuant to the TARP Capital Purchase Program (other than the Warrant if the U.S. Treasury ceased to own the Series A Preferred Shares), Peoples would be subject to various requirements and restrictions imposed on TARP Capital Purchase Program participants, including, but not limited to, restrictions on common share dividends and repurchases. Thereafter, on February 17, 2009, President Obama signed into law the ARRA enacted by the U.S. Congress. The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future TARP Capital Purchase Program recipients.
On February 2, 2011, Peoples completed a partial repurchase of the Series A Preferred Shares issued to the U.S. Treasury. Thereafter, on December 28, 2011, Peoples completed the repurchase of the Series A Preferred Shares issued to the U.S. Treasury. On February 15, 2012, Peoples completed the repurchase of the Warrant issued to the U.S. Treasury.
Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the OCC. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, see Note 17 of the Notes to the Consolidated Financial Statements.
Peoples' ability to pay dividends to its shareholders may also be restricted. Current Federal Reserve Board policy requires a financial holding company to act as a source of financial strength to each of its banking subsidiaries. Under this policy, the Federal Reserve Board may require Peoples to commit resources or contribute additional capital to Peoples Bank, which could restrict the amount of cash available for dividends. The Federal Reserve Board requires a bank holding company to provide advance notification of, and obtain approval for, the declaration and payment of dividends to common shareholders under certain conditions.
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples will be prohibited from paying dividends on its common shares if it suspends interest payments related to the trust preferred securities issued by its trust subsidiary. Additional information regarding Peoples' trust subsidiary can be found in Note 10 of the Notes to the Consolidated Financial Statements.
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
Executive and Incentive Compensation
In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should: (1) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.
Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Peoples. Such reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.
On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules related to incentive-based compensation arrangements are excepted to be issued in the latter half of 2012.
Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.
The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements, and contains additional considerations of the independence of compensation advisors.
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.
Website Access to Peoples' SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' Internet website into this Form 10-K). Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the SEC.
ITEM 1A.  RISK FACTORS
The following are certain risks that management believes are specific to Peoples' business.  This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. Additional risks that are not presently known or that Peoples presently deems to be immaterial could also have a material, adverse impact on Peoples' business, financial condition or results of operations.

•	Conditions in the financial markets, the real estate markets and economic conditions generally may adversely affect Peoples' business.
Beginning in the latter half of 2007 and continuing throughout 2011, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. Business activity across a wide range of industries and regions decreased substantially causing the U.S. economy to be in a recession from December 2007 through June 2009. Since 2007, the general housing market also has been weak, resulting in decreased home prices and increased delinquencies and foreclosures. These conditions caused significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed.
Peoples' financial performance generally is highly dependent upon the business environment and economic conditions in the markets where it operates and, to a lesser extent, the U.S as a whole. The local economies of the majority of Peoples' market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy. In general, a favorable business environment and economic conditions are generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Overall, the business environment and general economic conditions in 2011 were adverse for many households and businesses in the U.S. and worldwide. While some economic indicators show signs of improvement, many businesses, states and municipalities are still in serious difficulty, due to reduced cash flow and weakened financial condition. Further, there can be no assurance this improvement will continue. A lack of a return to favorable economic conditions in a reasonable timeframe could have an adverse affect on Peoples' asset quality, deposit levels and loan demand and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, additional decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

•	Legislative or regulatory changes or actions, or significant litigation, could adversely impact Peoples or the businesses in which it is engaged.
The banking industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC, and secondarily the FDIC. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Further information about government regulation of Peoples' business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

•	The recently enacted Dodd-Frank Act may adversely impact Peoples' results of operations, financial condition or liquidity.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including Peoples and Peoples Bank, do business. Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Peoples and Peoples Bank cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on Peoples' and Peoples Bank's operations, all of which may have a material adverse affect on Peoples' operating results and financial condition. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

•
Removal or reduction in stimulus activities or financial stabilization efforts by the federal government and other agencies may significantly affect Peoples' financial condition and results of operations.

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
The long-term effect of actions already taken as well as new legislation is unknown. Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect Peoples' ability to attract and retain new customers. Further, the removal or reduction in any of the economic stimulus or financial stabilization programs could cause higher market interest rates, which may have an adverse affect on Peoples' business, earnings and financial condition.

•	Defaults by larger financial institutions could adversely affect Peoples' business, earnings and financial condition.
The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect Peoples' business.
Additionally, Peoples' investment portfolio continues to include investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in future periods. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize additional impairment losses on its investment in bank-issued trust preferred securities in future periods.

•	Increases in FDIC insurance premiums may have a material adverse affect on Peoples' earnings.
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
Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund. These actions have included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing a special assessment on all insured depository institutions for the second quarter of 2009 and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012. On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits. The final rule went into effect beginning with the second quarter of 2011. Management does not expected these changes to have a material adverse effect on Peoples' future results of operations given the current structure of Peoples Bank's balance sheet.
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. If there are additional financial institution failures, the FDIC may be required to increase assessment rates or take actions similar to those taken during 2009. As a result, insured depository institutions, including Peoples Bank, may be required to pay even higher FDIC premiums in future periods. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.

•	Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Peoples' ability to originate loans and obtain deposits, (ii) the fair value of Peoples' financial assets and liabilities, and (iii) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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

•	Peoples' exposure to credit risk could adversely affect Peoples' earnings and financial condition.
There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.
Commercial and commercial real estate loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, Peoples may rely on information provided to us by customers and counterparties, including financial statements and other financial information. Peoples may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, Peoples may assume that the customer's audited financial statements conform with accounting principles generally accepted in the United States (“US GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Peoples may also rely on the audit report covering those financial statements. Peoples' financial condition, results of operations and cash flows could be negatively impacted to the extent that Peoples relies on financial statements that do not comply with US GAAP or on financial statements and other financial information that are materially misleading.

•	Peoples' allowance for loan losses may be insufficient.
Peoples maintains an allowance for loan losses to provide for probable loan losses based on management's quarterly analysis of the loan portfolio. The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectibility of Peoples' loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for loan losses methodology and the sensitivity of the estimates can be found in the discussion of Peoples' “Critical Accounting Policies” included in Item 7 of this Form 10-K.
Peoples' estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples' control, and these losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses nor whether the loan loss allowance will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions which could have a material adverse impact on Peoples'

financial condition and results of operations. In addition, federal and state regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Peoples' pretax and net income.

•	Changes in accounting standards, policies, estimates or procedures may impact Peoples' reported financial condition or results of operations.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples' Consolidated Financial Statements. These changes can be difficult to predict and can materially impact how Peoples records and reports its financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Form 10-K.

•	Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. If capital requirements are raised or if Peoples Bank experiences loan losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other as yet unanticipated reasons. Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations and prospects.

•	The financial services industry is very competitive.
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funds could have a material adverse effect on Peoples' financial condition and results of operations. For a more complete discussion of Peoples' competitive environment, see “Competition” in Item 1 of this Form 10-K.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products.

•	Peoples' ability to pay dividends is limited.
Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption “Supervision and Regulation - Dividend Restrictions” in Item 1 of this Form 10-K and Note 17 of the Notes to the Consolidated Financial Statements.

•	Peoples' business could be adversely affected by material breaches in security of its systems.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third party service providers. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Peoples also has implemented security controls to prevent unauthorized access to the computer systems and requires Peoples' third party service providers to maintain similar controls. However, management cannot be certain these measures will be successful. A security breach of the computer systems and release of confidential information, such as customer account numbers and related information, could negatively affect customers' confidence in Peoples, which may cause a loss of business, and could result in Peoples' incurring financial losses for any fraudulent transactions completed by third parties due to the security breach.

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
Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed and does not anticipate any examination would have a material impact on Peoples' Consolidated Financial Statements. However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples' tax liability for any tax year open to examination will not be different than what is reflected in Peoples' current and historical Consolidated Financial Statements. Further information can be found in the “Critical Accounting Policies - Income Taxes” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Reno, New Philadelphia, Nelsonville, Athens (3 offices), The Plains, Middleport, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Caldwell, McConnelsville, Baltimore, Carroll, Lancaster (2 offices), Westerville and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (3 offices), Point Pleasant (2 offices), Steelton and Vienna. In Kentucky, Peoples Bank's office locations include Greenup, Summit, Ashland and Russell. Of these 45 offices, 16 are leased and the rest are owned by Peoples Bank. In the first quarter of 2012, Peoples will consolidate its offices in Steelton, Middleport and Carroll into nearby offices. Each of these offices were owned by Peoples and current plans are to sell these properties in the future.
Peoples Insurance Agency rents office space in various Peoples Bank offices. In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio, and Ashland, Kentucky.
Rent expense on the leased properties totaled $916,000 in 2011, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2013:

Location	Address	Lease Expiration Date (a)

Athens Union Street	152 W Union Street Athens, Ohio	January 2012

Location	Address	Lease Expiration Date (a)

Marietta Kroger	40 Acme Street Marietta, Ohio	March 2012

New Philadelphia	136 1/2 2nd Street NE New Philadelphia, Ohio	April 2012

Athens Mall	801 East State Street Athens, Ohio	June 2012

Charleston	10 Hale Street, Suite 410 Charleston, West Virginia	July 2012

Putnam Agency	1557 Winchester Avenue Ashland, Kentucky	September 2012

The Plains	70 N. Plains Road The Plains, Ohio	December 2012

Westerville	515 Executive Campus Drive Westerville, Ohio	March 2013

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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2011, Peoples had 1,115 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per share declared for the indicated periods.

	High Sales	Low Sales	Dividends Declared
2011
Fourth Quarter	$15.33	$10.00	$0.10
Third Quarter	13.00	9.51	0.10
Second Quarter	13.94	10.43	—
First Quarter	16.07	11.78	0.10
2010
Fourth Quarter	$16.98	$11.54	$0.10
Third Quarter	17.60	11.13	0.10
Second Quarter	19.02	12.82	0.10
First Quarter	17.72	9.25	0.10
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 17 of the Notes to the Consolidated Financial Statements, as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of Item 1 of this Form 10-K. On April 28, 2011, Peoples' Board of Directors adopted a new schedule for declaring dividends with respect to Peoples' common shares. Effective with the quarterly period ending June 30, 2011, Peoples' Board of Directors will determine whether financial conditions warrant the declaration of dividends in respect of common shares at the meeting of Peoples' Board of Directors held during the first month of the following calendar quarter. Such dividends, if declared, would then be paid to shareholders in the following month. Previously, the Board of Directors of Peoples had declared a cash dividend in respect of Peoples' common shares, when appropriate, in the third month of each calendar quarter. This change resulted in no dividends being declared during the second quarter of 2011 as the dividend with respect to second quarter earnings was declared in July versus June under the previous schedule.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended December 31, 2011:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2011	431	(2)	$12.74	(2)	—	—
November 1 – 30, 2011	1,234	(2)	$12.15	(2)	—	—
December 1 – 31, 2011	366	(2)	$15.00	(2)	—	—
Total	2,031		$12.79		—	—

(1)
Peoples’ Board of Directors did not authorized any stock repurchase plans or programs for 2011, due in part to the restrictions on stock repurchases imposed by the terms of the TARP Capital Purchase Program.

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
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2006, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2006	2007	2008	2009	2010	2011
Peoples Bancorp Inc.	$100.00	$86.75	$69.72	$37.27	$62.08	$60.57
NASDAQ Stocks (U.S. Companies)	$100.00	$108.47	$66.35	$95.38	$113.19	$113.81
NASDAQ Bank Stocks	$100.00	$79.26	$57.79	$48.42	$57.29	$51.19

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data
Total interest income	$75,133	$89,335	$102,105	$106,227	$113,419
Total interest expense	21,154	29,433	40,262	47,748	59,498
Net interest income	53,979	59,902	61,843	58,479	53,921
Provision for loan losses	7,998	26,916	25,721	27,640	3,959
Net impairment loss on investment securities	—	(1,786)	(7,707)	(4,260)	(6,170)
Net (loss) gain on securities and asset transactions	(443)	(39)	1,343	2,424	184
Total non-interest income	32,944	31,634	32,050	32,097	31,350
FDIC insurance expense	1,867	2,470	3,442	361	146
Other non-interest expense	59,464	54,572	55,240	53,124	51,306
Preferred dividends (e)	1,343	2,052	1,876	—	—
Net income available to common shareholders	11,212	3,529	2,314	7,455	18,314
Balance Sheet Data
Total assets	1,794,161	1,837,985	2,001,827	2,002,338	1,885,553
Investment securities	669,228	641,307	751,866	708,753	565,463
Gross loans	938,506	960,718	1,052,058	1,104,032	1,120,941
Allowance for loan losses	23,717	26,766	27,257	22,931	15,718
Total intangible assets	64,475	64,870	65,599	66,406	68,029
Non-interest-bearing deposits	239,837	215,069	198,000	180,040	175,057
Retail interest-bearing deposits	1,047,189	1,059,066	1,095,466	1,034,418	951,731
Brokered deposits	64,054	87,465	102,420	151,910	59,589
Short-term borrowings	51,643	51,509	76,921	98,852	222,541
Long-term borrowings	142,312	157,703	246,113	308,297	231,979
Junior subordinated notes held by subsidiary trusts	22,600	22,565	22,530	22,495	22,460
Preferred stockholders' equity (e)	—	38,645	38,543	—	—
Common stockholders' equity	206,657	192,036	205,425	186,626	202,836
Tangible assets (d)	1,729,686	1,773,115	1,936,228	1,935,932	1,817,524
Tangible equity (d)	142,182	165,811	178,369	120,220	134,807
Tangible common equity (d)	142,182	127,166	139,826	120,220	134,807
Per Common Share Data
Earnings (loss) per share – Basic	$1.07	$0.34	$0.22	$0.72	$1.75
Earnings (loss) per share – Diluted	1.07	0.34	0.22	0.72	1.74
Cash dividends declared per share	0.30	0.40	0.66	0.91	0.88
Book value per share (c)	19.67	18.36	19.80	18.06	19.70
Tangible book value per share (c) (d)	$13.53	$12.16	$13.48	$11.63	$13.09
Weighted-average shares outstanding – Basic	10,482,318	10,424,474	10,363,975	10,315,263	10,462,933
Weighted-average shares outstanding – Diluted	10,482,318	10,431,990	10,374,792	10,348,579	10,529,634
Common shares outstanding at end of period	10,507,124	10,457,327	10,374,637	10,333,884	10,296,748

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
SIGNIFICANT RATIOS
Return on average stockholders' equity	5.72%	2.33%	1.80%	3.67%	9.21%
Return on average common stockholders' equity	5.61	1.76	1.17	3.67	9.21
Return on average assets	0.69	0.28	0.21	0.39	0.98
Net interest margin	3.43	3.51	3.48	3.51	3.32
Efficiency ratio (a)	68.98	60.30	60.14	56.30	57.07
Average stockholders' equity to average assets	12.12	12.20	11.50	10.62	10.62
Average loans to average deposits	69.86	73.01	77.97	88.10	93.52
Dividend payout ratio	28.35%	119.33%	298.23%	127.03%	50.38%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.19%	4.19%	3.27%	3.74%	0.83%
Nonperforming assets as a percent of total assets (b)(c)	1.80	2.45	2.03	2.09	0.51
Allowance for loan losses to loans net of unearned interest (c)	2.53	2.79	2.59	2.08	1.40
Allowance for loan losses to nonperforming loans (b)(c)	79.00	66.10	79.30	55.50	168.00
Provision for loan losses to average loans (annualized)	0.84	2.61	2.35	2.48	0.35
Net charge-offs as a percentage of average loans	1.16%	2.66%	1.96%	1.83%	0.25%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	12.82%	11.59%	10.58%	10.17%	10.18%
Tier 1 capital ratio	14.86%	16.91%	15.49%	11.88%	11.91%
Total risk-based capital ratio	16.20%	18.24%	16.80%	13.19%	13.23%
Leverage ratio	9.45%	10.63%	10.06%	8.18%	8.48%
Tangible equity to tangible assets (d)	8.22%	9.35%	9.21%	6.21%	7.42%
Tangible common equity to tangible assets (d)	8.22%	7.17%	7.22%	6.21%	7.42%

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

(e)
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

(1)
deterioration in the credit quality of Peoples' loan portfolio could occur due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, which may adversely impact the provision for loan losses;

(2)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(3)	changes in the interest rate environment, which may adversely impact interest margins and/or values of financial instruments;

(4)	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(5)
economic conditions, either nationally or in areas where Peoples and its subsidiaries do business, may be less favorable than expected, which could decrease the demand for loans, deposits and other financial services and increase loan delinquencies and defaults;

(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;

(7)
legislative or regulatory developments affecting the respective businesses of Peoples and its subsidiaries, including changes in laws and regulations relating to taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as well as future regulations which will be adopted by the relevant regulatory agencies, which may subject Peoples and its subsidiaries to a variety of new and more stringent legal and regulatory requirements;

(8)
the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare Peoples' consolidated financial statements;

(9)
adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples' investment portfolio and interest rate sensitivity of Peoples' consolidated balance sheet;

(10)	Peoples' ability to receive dividends from its subsidiaries;

(11)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(12)	the impact of larger or similar financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples;

(13)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(14)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

(15)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications network may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under Item 1A – Risk Factors of this Form 10-K.

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

 The following discussion and analysis of Peoples' Consolidated Financial Statements is presented to provide insight into management's assessment of the financial results and condition for the periods presented. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.
Summary of Significant Transactions and Events
The following is a summary of transactions or events that have impacted or are expected by management to impact Peoples’ results of operations or financial condition:

◦
As described in Note 13 of the Notes to the Consolidated Financial Statements, Peoples incurred settlement charges of $815,000 during 2011 due to lump-sum distributions to participants exceeding the threshold for recognizing such charges during the third quarter. No such charges were recognized in prior years.

◦
As described in Note 11 of the Notes to the Consolidated Financial Statements, the Board of Directors adopted a new schedule for declaring dividends with respect to Peoples' common shares during 2011. As a result, no common dividends were declared on common shares in the second quarter of 2011, which had a positive impact on Peoples' common equity and corresponding capital ratios. On January 26, 2012, the Board of Directors declared cash dividend of $0.11 per common share with respect to earnings for the fourth quarter of 2011. This cash dividend represents a 10% increase over the dividends declared and paid in recent quarters.

◦
As described in Note 11 of the Notes to the Consolidated Financial Statements, on January 30, 2009, Peoples received $39.0 million of new equity capital under the U.S. Treasury’s TARP Capital Purchase Program. The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant to purchase common shares sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”). On February 2, 2011, Peoples repurchased $21.0 million of the preferred shares held by the U.S. Treasury and the remaining $18.0 million on December 28, 2011 (collectively, the "TARP Capital Redemption"). In connection with these transactions, Peoples recognized the portion of the unamortized discount associated with the preferred shares repurchased, which was reduced net income available to common shareholders by $186,000 in the first quarter and $112,000 in the fourth quarter. On February 15, 2012, Peoples completed the repurchase of the Warrant for an aggregate price of $1.2 million. This transaction will be recognized as a reduction in the common stock component of Peoples' stockholders' equity. Thus, there will be no impact on Peoples's first quarter 2012 earnings.

◦
Since 2008, Peoples periodically has taken actions to reduce interest rate exposures within the investment portfolio and the entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $86.6 million of investment securities, primarily low yielding U.S. agency mortgage-backed securities and U.S. government-backed student loan pools, during the third quarter of 2010. The proceeds from these investment sales were used to prepay $60.0 million of wholesale repurchase agreements thereby deleveraging the balance sheet. The repurchase agreements had a weighted-average cost of 4.53% and originally were scheduled to mature in or before 2012.

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

◦
Beginning in the second quarter of 2011, Peoples has experienced generally improving trends in several asset quality metrics. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in lower provisions for loan losses. However, unfavorable economic conditions within Peoples' market area, coupled with sustained weakness in commercial real estate values, continues to place stress on certain industries and segments of Peoples' loan portfolio, such as the hospitality sector.

◦
In 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to restore the Deposit Insurance Fund, which affected all FDIC-insured depository institutions. These actions included increasing base assessment rates, imposing a one-time special assessment and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012. As a result, Peoples incurred higher FDIC insurance costs in 2009 and 2010 compared to historical amounts. On April 1, 2011, new regulations required by the Dodd-Frank Act became effective changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment system for large institutions and the assessment rate schedule. The new assessment base reduced Peoples' FDIC insurance costs beginning with the amount recorded for the second quarter of 2011.

◦
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from the Federal Reserve) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
Since December 2008, the Federal Reserve has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25%. Additionally, between December 2008 and February 2010, the Federal Reserve maintained the Discount Rate at 0.50%. These actions produced correspondingly low short-term market interest rates. In February 2010, the Federal Reserve increased the Discount Rate by 25 basis points to 0.75% while leaving its target Federal Funds Rate range unchanged, thereby widening the spread between the Discount Rate and the high end of the target Federal Funds Rate. Both the Federal Funds Rate and Discount Rate have remained unchanged since February 2010.

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
Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples' Consolidated Financial Statements and management's discussion and analysis of financial condition and results of operations.

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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or current information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectible is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.
The amount of the allowance for loan losses for the various loan types represents management's estimate of probable losses from existing loans. Management evaluates lending relationships deemed to be impaired on an individual basis and makes specific allocations of the allowance for loan losses for each relationship based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For all other loans, management evaluates pools of homogeneous loans (such as residential mortgage loans and consumer loans) and makes general allocations for each loan pool based upon historical loss experience. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.
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
There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2011, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.

Investment Securities
Peoples' investment portfolio accounted for 37% of total assets at December 31, 2011, of which approximately 94% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income. As a result, both the investment and equity sections of Peoples' Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
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
Under current US GAAP, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated other comprehensive income, net of deferred taxes. Prior to the second quarter of 2009, if Peoples determined a loss to be “other-than-temporary”, then an impairment loss was recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.
Additional information regarding impairment losses recognized can be found later in this discussion under the caption “Net Impairment Losses”.
Goodwill and Other Intangible Assets
In prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
The value of recorded goodwill is supported ultimately by revenue that is driven by the volume of business transacted and Peoples' ability to provide quality, cost-effective services in a competitive market place. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value.  An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.
Peoples performs its required annual impairment test as of June 30 each year.  The significant assumptions made by management in estimating the reporting unit's fair value were (1) level of future cash flows over the next five years, (2) long-term growth rate of cash flows after year five and (3) the discount rate. Based on this analysis, management estimated the fair value of Peoples' single reporting unit exceeded its carrying value. However, the excess fair value was not significant enough to provide management with a reasonable basis on which to conclude no goodwill impairment existed without further evaluation. Consequently, management performed additional analyses to estimate the fair value of goodwill and concluded the estimated fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment was recorded.
Management’s analysis of goodwill at June 30, 2011, indicated that a decline in the fair value of Peoples’ single reporting unit of 29% or more would result in goodwill impairment. The analysis also indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit resulting in goodwill impairment: (1) a 30% sustained decline in future cash flows or (2) a 350 basis point increase in the discount rate.

  Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. Since June 30, 2011, Peoples' market capitalization has continued to be less than its book value, which management considers to be an indicator of possible goodwill impairment. Since June 30, 2011 there has been improvement in loan related credit losses over prior periods which management expects will continue to have a positive impact on Peoples' future cash flows. Additionally, the market value of Peoples' common shares improved 32% between June 30 and December 31, 2011. Management considered these improvements to be further evidence that goodwill is not impaired as of December 31, 2011.
Peoples records mortgage servicing rights (“MSRs”) in connection with its mortgage banking activities, which are intangible assets representing the right to service loans sold to third party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. MSRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2011, management concluded no portion of the recorded MSRs was impaired since the fair value exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and realization of income tax credits received from Peoples' investments in low-income housing projects and funds. Given the nature of Peoples' deferred tax assets, management determined no valuation allowances were needed at either December 31, 2011 or 2010.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits were immaterial at both December 31, 2011 and 2010.
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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2011, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2011, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the fair values provided by these third parties on a monthly basis and challenges prices when it believes a discrepancy in pricing exists. Management also reviews the valuation methodology and quality controls utilized by the pricing services in their overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third party pricing source to assist in its assessment of the values provided by its primary pricing services. Management challenges third party valuations for any security where it believes a material difference in pricing exists. Based on Peoples' past experience, these challenges more-often-than-not result in the third party adjusting its valuation of the security.
Impaired loans
For loans considered impaired, the amount of impairment loss recognized is determined based on a discounted cash flow analysis or the fair value of the underlying collateral if repayment is expected solely from the sale of the collateral. Management typically relies on the fair value of the underlying collateral due to the significant uncertainty surrounding the borrower's ability to make future payments. The vast majority of the collateral securing impaired loans is real estate, although it may also include accounts receivable and equipment, inventory or similar personal property. The fair value of the collateral used by management represents the estimated proceeds to be received from the sale of the collateral, less costs incurred during the sale, based upon observable market data and market value data provided by independent, licensed or certified appraisers.
Goodwill
The process of evaluating goodwill for impairment involves highly subjective or complex judgments, estimates and assumptions regarding the fair value of Peoples' reporting unit and, in some cases, goodwill itself. As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.
Peoples currently possesses a single reporting unit for goodwill impairment testing. While quoted market prices exist for Peoples' common shares since they are publicly traded, these market prices do not necessarily reflect the value associated with gaining control of an entity. Thus, management takes into account all appropriate fair value measurements in determining the estimated fair value of the reporting unit. These measurements include transaction prices of recently acquired institutions based upon multiples of book value or earnings and discounted cash flow analysis.
For Peoples' June 30, 2011 goodwill impairment test, management estimated the fair value of Peoples' reporting unit using both an income approach and a market approach. The income approach consisted of a discounted cash flow analysis of projected future earnings. The market approach was based upon multiples of book value of recently acquired financial institutions, including distressed institutions. The discount rate used represented the estimated cost of Peoples' common equity based upon observable market data. The fair values derived under both approaches were weighted to arrive at an overall estimated fair value. Management placed greater weight on the income approach due to the limited number of acquisitions occurring in 2011 involving healthy or non-distressed entities compared to prior years. Consequently, the estimated fair value of Peoples' reporting unit could be materially different in future periods due to changes in either projected future earnings or the cost of common equity.

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
EXECUTIVE SUMMARY
In 2011, net income available to common shareholders was $11.2 million, versus $3.5 million in 2010 and $2.3 million in 2009, representing diluted earnings per common share of $1.07, $0.34 and $0.22, respectively. The improvement in earnings was a result of significant reductions in loan-related losses, specifically the provision for loan losses. Earnings available to common shareholders were reduced by preferred dividends of $1.3 million in 2011, $2.1 million in 2010 and $1.9 million in 2009 related to the TARP Capital Investment. Despite these challenges, Peoples generated positive results in several key areas, including expansion of retail deposits, expense control and continued diversification of revenues.
Provision for loan losses totaled $8.0 million in 2011, compared to $26.9 million in 2010 and $25.7 million in 2009. The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management's formal quarterly analysis.
In 2011, net interest income decreased 10% to $54.0 million, as the impact of the sustained low interest rate environment and lower average loan balances caused a decline in interest income that exceeded the reduction in funding costs. Net interest margin remained relatively stable throughout 2011. In 2010, net interest income decreased 3% compared to 2009, due primarily to decreased earning assets as a result of commercial loan payoffs and charge-offs, coupled with lower reinvestment rates corresponding with market interest rates.
Total non-interest income, which excludes the impact of gains and losses, increased 4% in 2011 over the prior year. This increase was driven by stronger generation in virtually every major revenue category. The largest growth occurred in electronic banking income, which increased 10% year-over-year. In 2010, total non-interest income was down slightly in compared to 2009. Electronic banking income increased 19% in 2010, while trust and investment income grew 13%. Both of these increases were more than offset by lower deposit account service charges and insurance income.
Total non-interest expense increased 8% in 2011, to $61.3 million, due to higher salary and employee benefit cost. Other operating expenses were generally controlled as reduced FDIC insurance costs and foreclosed real estate and other loan costs offset the additional marketing expense and higher professional fees, primarily external legal and consulting services. In 2010, non-interest expense decreased 3% versus 2009 largely attributable to cost saving initiatives implemented during the year. The impact of these initiatives was tempered by costs associated with an elevated level of foreclosed real estate and problem loans.
At December 31, 2011, total assets were $1.79 billion, 2% lower than the prior year-end. Cash and cash equivalents decreased $35.7 million during the year due to a reduction in short-term assets. Total investment securities were $27.9 million higher than year-end 2010, reflecting the redeployment of short-term assets, plus a $14.6 million improvement in market value. Total portfolio loan balances decreased $22.2 million in 2011. Paydowns and charge-offs during the first half of the year were the key drivers of the decrease during the 2011.
Total liabilities decreased $19.8 million during the year, to $1.59 billion at December 31, 2011. Retail deposit balances increased $12.9 million in 2011 as a 12% growth in low-cost core deposit balances was partially offset by reductions in certificates of deposit and money market balances. The lower interest-bearing deposit balances were a result of management maintaining its focus on reducing higher-cost, non-core deposits. At December 31, 2011, total borrowed funds were $216.6 million, down $15.2 million since December 31, 2010, as Peoples repaid maturing wholesale borrowings.
Total stockholders' equity was $206.7 million at December 31, 2011, down $24.0 million from the prior year-end. This reduction was due to the TARP Capital Redemption. Peoples' common equity was positively impacted by earnings exceeding dividends by $8.0 million, plus a $5.9 million change in accumulated other comprehensive income, due mostly to improved market value of Peoples' available-for-sale investment portfolio. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 12.82% at December 31, 2011, while the Total Capital ratio was 16.20% versus 18.24% at December 31, 2010, with the decrease the result of the TARP Capital Redemption.
RESULTS OF OPERATIONS
Interest Income and Expense
Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
Peoples monitors net interest income performance and manages its balance sheet composition through regular Asset-Liability Management Committee (“ALCO”) meetings. The asset/liability management process employed by the ALCO is intended to mitigate the impact of future interest rate changes on Peoples' net interest income and earnings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments management is able to make.
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Management believes the resulting fully tax-equivalent (“FTE”) net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Net interest income, as reported	$53,979	$59,902	$61,843
Taxable equivalent adjustments	1,133	1,542	1,605
Fully tax-equivalent net interest income	$55,112	$61,444	$63,448
The following table details Peoples’ average balance sheets for the periods presented:

	2011			2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$11,522	$24	0.21%	$36,508	$91	0.25%	$28,496	$71	0.25%
Investment Securities (1):
Taxable	631,112	24,332	3.86%	656,719	29,728	4.53%	660,828	34,521	5.22%
Nontaxable (2)	38,653	2,385	6.17%	57,781	3,621	6.27%	67,471	4,325	6.41%
Total investment securities	669,765	26,717	3.99%	714,500	33,349	4.67%	728,299	38,846	5.33%
Loans (3):
Commercial	616,970	30,375	4.92%	682,736	36,169	5.30%	725,021	40,299	5.56%
Real estate (4)	246,878	13,111	5.31%	260,964	14,650	5.61%	273,625	17,163	6.27%
Consumer	87,103	6,039	6.93%	86,203	6,618	7.68%	94,411	7,331	7.76%
Total loans	950,951	49,525	5.21%	1,029,903	57,437	5.58%	1,093,057	64,793	5.93%
Less: Allowance for loan losses	(27,259)			(29,597)			(25,081)
Net loans	923,692	49,525	5.36%	1,000,306	57,437	5.74%	1,067,976	64,793	6.07%
Total earning assets	1,604,979	76,266	4.75%	1,751,314	90,877	5.19%	1,824,771	103,710	5.68%
Intangible assets	64,621			65,153			66,010
Other assets	141,479			145,260			133,530
Total assets	$1,811,079			$1,961,727			$2,024,311
Deposits:
Savings accounts	$134,752	$184	0.14%	$120,301	$193	0.16%	$126,226	$645	0.51%
Interest-bearing demand accounts	242,496	1,645	0.68%	234,503	2,614	1.11%	207,117	3,127	1.51%
Money market accounts	266,273	789	0.30%	291,632	2,171	0.74%	235,690	2,735	1.16%
Brokered deposits	70,417	2,308	3.28%	102,153	2,994	2.93%	131,071	4,500	3.43%
Retail certificates of deposit	419,226	9,004	2.15%	451,746	11,150	2.47%	506,132	15,116	2.99%
Total interest-bearing deposits	1,133,164	13,930	1.23%	1,200,335	19,122	1.59%	1,206,236	26,123	2.17%
Borrowed Funds:
Short-term FHLB advances	5,525	5	0.08%	8,712	10	0.11%	6,867	15	0.19%
Other short-term borrowings	41,589	98	0.23%	50,185	252	0.49%	53,056	467	0.87%
Total short-term borrowings	47,114	103	0.22%	58,897	262	0.44%	59,923	482	0.81%
Long-term FHLB advances	84,193	2,895	3.44%	102,685	3,624	3.53%	136,272	5,354	3.93%
Wholesale repurchase agreements	65,000	2,247	3.41%	113,219	4,439	3.87%	153,795	6,323	4.05%
Other long-term borrowings	22,583	1,979	8.64%	22,548	1,986	8.69%	22,513	1,980	8.67%
Total long-term borrowings	171,776	7,121	4.11%	238,452	10,049	4.18%	312,580	13,657	4.37%
Total borrowed funds	218,890	7,224	3.27%	297,349	10,311	3.44%	372,503	14,139	3.76%
Total interest-bearing liabilities	1,352,054	21,154	1.56%	1,497,684	29,433	1.96%	1,578,739	40,262	2.55%
Non-interest-bearing deposits	228,093			210,310			195,688
Other liabilities	11,435			14,336			17,036
Total liabilities	1,591,582			1,722,330			1,791,463
Preferred equity	19,492			38,594			35,438
Common equity	200,005			200,803			197,410
Total stockholders’ equity	219,497			239,397			232,848
Total liabilities and stockholders’ equity	$1,811,079			$1,961,727			$2,024,311
Interest rate spread		$55,112	3.19%		$61,444	3.23%		$63,448	3.13%
Net interest margin			3.43%			3.51%			3.48%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loans being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2010 to 2011			Changes from 2009 to 2010
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(13)	$(54)	$(67)	$—	$20	$20
Investment Securities: (2)
Taxable	(4,270)	(1,126)	(5,396)	(4,579)	(214)	(4,793)
Nontaxable	(57)	(1,179)	(1,236)	(93)	(611)	(704)
Total investment income	(4,327)	(2,305)	(6,632)	(4,672)	(825)	(5,497)
Loans:
Commercial	(2,472)	(3,322)	(5,794)	(1,832)	(2,298)	(4,130)
Real estate	(766)	(773)	(1,539)	(1,747)	(766)	(2,513)
Consumer	(648)	69	(579)	(80)	(633)	(713)
Total loan income	(3,886)	(4,026)	(7,912)	(3,659)	(3,697)	(7,356)
Total interest income	(8,226)	(6,385)	(14,611)	(8,331)	(4,502)	(12,833)
INTEREST EXPENSE:
Deposits:
Savings accounts	(28)	19	(9)	(423)	(29)	(452)
Interest-bearing demand accounts	(1,054)	85	(969)	(894)	381	(513)
Money market accounts	(1,206)	(176)	(1,382)	(1,125)	561	(564)
Brokered certificates of deposit	325	(1,011)	(686)	(601)	(905)	(1,506)
Retail certificates of deposit	(1,377)	(769)	(2,146)	(2,450)	(1,516)	(3,966)
Total deposit cost	(3,340)	(1,852)	(5,192)	(5,493)	(1,508)	(7,001)
Borrowed funds:
Short-term borrowings	(118)	(41)	(159)	(199)	(21)	(220)
Long-term borrowings	(578)	(2,350)	(2,928)	(779)	(2,829)	(3,608)
Total borrowed funds cost	(696)	(2,391)	(3,087)	(978)	(2,850)	(3,828)
Total interest expense	(4,036)	(4,243)	(8,279)	(6,471)	(4,358)	(10,829)
Net interest income	$(4,190)	$(2,142)	$(6,332)	$(1,860)	$(144)	$(2,004)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.
In 2011, net interest income was adversely affected by the sustained low interest rate environment, coupled with a decline in average loan balances experienced as a result of significant payoffs and charge-offs during the year. Peoples' deposit pricing strategy over the past several quarters has caused a moderate decrease in money market balances and high-cost retail certificates of deposit ("CDs"). The yield curve flattening experienced during 2011 put downward pressure on Peoples' asset yields, due to the corresponding decline in reinvestment rates. However, management has intensified its disciplined approach to loan and deposit pricing, which lowered funding costs and mitigated much of the impact of lower market interest rates on net interest income and margin. Peoples' deposit costs in 2011 benefited from nearly $60 million in high-cost CDs maturing during the year and being replaced with lower-cost funds. Most of these CDs were part of a special product offering in 2008 and had an average cost of 3.73%. An additional $22.0 million of these high-cost CDs with an average rate of 4.22% will mature during the first quarter of 2012.
In comparison, net interest income in 2010 was adversely affected by declining asset yields as excess funds were reinvested at lower market interest rates, especially during the second half of the year when the yield curve flattened. A contributing factor for the lower net interest income in 2010 was the decrease in loan balances experienced during the year. Given these conditions, management took steps throughout 2010 to reduce funding costs, where possible, as a means of offsetting the lower asset yields. These efforts included adjusting Peoples' funding mix away from high-cost deposits and wholesale borrowings and into lower-cost, core deposits. However, the ability to reduce funding costs was limited by the lack of significant high-cost liabilities maturing in 2010.
Peoples' net interest margin, although pressured by the changes in interest rates and corresponding slope of the yield curve, remained relatively consistent in both 2010 and 2009, due to Peoples' active management of its balance sheet and interest rate risk profile. Net interest margin also was negatively impacted by Peoples maintaining excess cash reserves at the Federal Reserve Bank of Cleveland.  These cash balances were maintained due to a lack of investment opportunities that satisfied management's risk-reward criteria, coupled with Peoples' desire to repay maturing high-cost wholesale funding.
Average loan balances decreased in both 2010 and 2011, reflecting significant commercial loan payoffs and elevated charge-off levels over the last three years.  Average loan balances also were impacted by residential real estate loans being refinanced and sold to the secondary market due to customer demand for long-term, fixed-rate loans.  Average investment securities have decreased in each of the past two years. These declines were due largely to planned deleveraging of Peoples' balance sheet by using investment cash flows to repay wholesale funding. During 2011, Peoples held the size of its investment portfolio relatively stable due to the absence of planned loan growth. This action somewhat mitigated the negative impact of lower average loan balances in 2011 versus 2010.
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
Detailed information regarding changes in Peoples' Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion.  Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

(Dollars in thousands)	2011	2010	2009
Provision for checking account overdrafts	$418	$551	$799
Provision for other loan losses	7,580	26,365	24,922
Total provision for loan losses	$7,998	$26,916	$25,721
As a percentage of average gross loans	0.84%	2.61%	2.35%
The provision for loan losses is based on management's formal quarterly evaluation of the loan portfolio and analysis of the adequacy of the allowance for loan losses described in the “Critical Accounting Policies” section of this discussion. This analysis considers various factors that affect losses, such as changes in Peoples' loan quality, historical loss experience and current economic conditions.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.
Net Impairment Losses
The following table details the net impairment losses recognized on available-for-sale securities:

(Dollars in thousands)	2011	2010	2009
Collateralized debt obligations	$—	$986	$3,707
Mortgage-backed securities	—	800	—
Individual bank-issued trust preferred securities	—	—	4,000
Total net impairment losses	$—	$1,786	$7,707

The impairment losses shown in the table above were the result of management determining certain securities were other-than-temporarily impaired.  These determinations were made in connection with management's quarterly analysis of the investment portfolio described in the “Critical Accounting Policies” section of this discussion, which included evaluating the credit quality of underlying issuers and estimating cash flows to be received from the securities.
 The losses associated to collateralized debt obligations ("CDO") securities were the result of reduced cash flow within these structured investments since 2007.  In 2009, management's analysis concluded two mezzanine tranche CDO securities held in Peoples' investment portfolio were total losses since it was probable Peoples would not recover the amortized cost of the securities. Similarly, two equity tranche CDO securities were deemed total losses in the first quarter of 2010 based on management's analysis of estimated cash flows to be received. As a result of these write-downs, Peoples has had no recorded investment in any CDO securities since the first quarter of 2010.
The losses attributable to individual bank-issued trust preferred securities involved two unrelated issuers who had deferred interest payments.  Management deemed the securities a total loss since its analysis indicated it was probable Peoples would not recover the entire principal amounts.  Subsequent to management's determinations, federal banking regulators closed the banking subsidiaries of both issuers, with the FDIC being appointed as receiver of the failed institutions.
Management performed its quarterly analysis of the remaining investment securities with an unrealized loss at December 31, 2011, and concluded no other individual securities were other-than-temporarily impaired.
Other Gains (Losses)
The following table details the other gains and losses recognized in each of the last three years ended December 31:

(Dollars in thousands)	2011	2010	2009
Net loss on OREO	$(1,395)	$(1,854)	$(118)
Gain (loss) on loans held-for-sale	469	(1,319)	—
Loss on debt extinguishment	—	(3,630)	—
Net gain (loss) on bank premises and equipment	10	(88)	15
Net other gains (losses)	$(916)	$(6,891)	$(103)
Nearly all of the net OREO losses in 2010 and 2011 were the result of write-downs on two unrelated commercial properties held as OREO since late 2009. In comparison, the net OREO loss in 2009 was attributable to sales of OREO. The loss recognized on early debt extinguishment in 2010 was the result of the prepayments completed in the third quarter.
Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from six primary sources: deposit account service charges, trust and investment activities, insurance sales revenues, electronic banking (“e-banking”), mortgage banking and bank owned life insurance (“BOLI”).
In 2011, Peoples experienced revenue growth from nearly every non-interest income source. This success reflects Peoples' continued emphasis on maintaining a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 37.9% of Peoples' total revenues in 2011, compared to 34.6% in 2010 and 34.1% in 2009.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples' non-interest income.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.
The following table details Peoples' deposit account service charges:

(Dollars in thousands)	2011	2010	2009
Overdraft and non-sufficient funds fees	$8,153	$8,357	$9,336
Account maintenance fees	1,315	866	769
Other fees and charges	297	358	285
Total deposit account service charges	$9,765	$9,581	$10,390

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
New regulations governing overdraft fees limiting the ability of banks to impose overdraft fees on certain transactions became effective during the third quarter of 2010. These regulations have had a minimal impact on Peoples as reflected in the lack of significant changes in overdraft and non-sufficient funds fees versus the prior year. Account maintenance fees during the 2011 reflect the impact of Peoples' new consumer checking account product offering and pricing structure implemented during the first quarter of 2011.
Peoples' insurance income, which consists predominantly of commission revenue from the sale of property and casualty insurance to commercial customers, continued to comprise a significant portion of Peoples' non-interest income in 2011.  The following table details Peoples’ insurance income:

(Dollars in thousands)	2011	2010	2009
Property and casualty insurance commissions	$7,419	$7,385	$7,633
Performance-based commissions	944	585	828
Life and health insurance commissions	624	580	661
Credit life and A&H insurance commissions	158	123	119
Other fees and charges	120	173	149
Total insurance income	$9,265	$8,846	$9,390
Peoples has been successful at maintaining a high retention rate for existing insurance customers. However, property and casualty insurance commissions over the past three years have been pressured by the effects of a contracting economy on commercial insurance needs, plus lower pricing margins due to competition within the insurance industry. The bulk of the performance-based commission income is typically recorded annually by Peoples during the first quarter and is based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.  As a result, the amount of performance based commission income recognized by Peoples is difficult to predict and could fluctuate from year to year. Future growth in property and casualty insurance commission levels may be limited by the effects of a weak economy on commercial insurance needs.
Peoples' trust and investment income is comprised of revenue generated from its fiduciary activities and the sale of investment services. The following table details Peoples' trust and investment income for the years ended December 31 and market value of managed assets at year-end:

(Dollars in thousands)	2011	2010	2009
Fiduciary	$4,293	$4,396	$3,760
Brokerage	1,255	952	962
Total trust and investment income	$5,548	$5,348	$4,722

Trust assets under management	$821,659	$836,587	$750,993
Brokerage assets under management	262,196	256,579	216,479
Total managed assets	$1,083,855	$1,093,166	$967,472
Average during the year	$1,092,781	$977,577	$873,930
Peoples' fiduciary and brokerage revenues are primarily driven by the value of assets under management. Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. These efforts have helped to lessen the impact of the general decline experienced in the financial markets as whole.
Peoples' e-banking services include ATM and debit cards, direct deposit services and internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients.  In 2011, Peoples' customers used their debit cards to complete $372 million of transactions, versus $338 million in 2010 and $290 million in 2009, representing increases of 10% and 17%, respectively.

Peoples' mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered by the secondary market.  The increased production in 2011 has been a result of refinancing activity in response to historically low mortgage interest rates available in the secondary market and continued customer preference for long-term, fixed rate loans.  During 2011, Peoples sold $73 million of residential real estate loans to the secondary market, versus $64 million in 2010 and $95 million in 2009.
Income generated by Peoples' BOLI investment serves to enhance operating efficiency by partially offsetting rising employee benefit costs.  Changes in the interest rate environment can have an impact on the associated investment funds and thus the amount of BOLI income recognized by Peoples.  Management monitors the performance of Peoples' BOLI and may make adjustments to improve the income streams and overall performance.  The current low interest rate environment has resulted in decreased BOLI income over the last three years. Management continues to explore opportunities either to enhance the return generated by Peoples' BOLI or to redeploy these funds into investments with greater long-term potential to fund future employee benefit costs, and offset the related expense.
 Non-Interest Expense
Salaries and employee benefit costs represent Peoples' largest non-interest expense, accounting for over 50% of total non-interest expense, which is inherent in a service-based industry such as financial services. The following table details Peoples' salaries and employee benefit costs:

(Dollars in thousands)	2011	2010	2009
Base salaries and wages	$21,320	$20,269	$20,455
Sales-based and incentive compensation	4,646	3,365	3,130
Employee benefits	5,927	4,802	5,037
Stock-based compensation	310	92	149
Deferred personnel costs	(1,370)	(1,260)	(1,477)
Payroll taxes and other employment costs	2,793	1,954	2,100
Total salaries and employee benefit costs	$33,626	$29,222	$29,394
Full-time equivalent employees:
Actual at end of period	513	534	537
Average during the period	535	531	543

Base salaries and wages for the year ended December 31, 2011, were higher than 2010, due largely to Peoples filling open senior management position, plus modest annual base salary adjustments. Peoples also incurred severance costs of approximately $160,000 related to staffing reductions in targeted areas. The reductions also account for the lower number of full-time equivalent employees at year-end 2011. Sales-based and incentive compensation was impacted by significantly higher expense accruals associated with corporate incentive plans tied in in part to Peoples' performance. Employee benefit costs were higher in 2011 due mostly to higher employee medical benefit plan expenses.
In 2011, Peoples incurred pension settlement charges totaling $815,000, which more than offset the impact of Peoples freezing the accrual of pension benefits effective March 1, 2011. The pension benefit freeze significantly lowered the threshold for recognizing pension settlement charges. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. During the third quarter of 2011, the total lump-sum distributions made to participants, when added to the lump-sum distributions made in the first two quarters of 2011, caused the total settlements through nine months of 2011 to exceed the recognition threshold for settlement gains or losses. In the fourth quarter of 2011, Peoples incurred pension settlement charges relating to the purchase of annuity contracts for retired participants who had elected to receive their pension benefits in the form of annuity. Management anticipates Peoples incurring pension settlement charges in 2012 as the threshold will be lower corresponding with the decrease in discount rate used in the measurement of Peoples' pension liability. Additionally, these settlement charges may be recognized earlier in the year compared to 2011 given the lower threshold.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although for service based awards Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  For all awards, expense is only recognized for the portion of awards that is expected to vest. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  In the first quarter of 2011, Peoples granted restricted shares to officers and key employees with both time-based and performance-based vesting periods. Peoples did not grant any equity-based incentive awards to employees or non-employee directors in either 2009 or 2010, due to lower corporate performance results, resulting in decreased stock-based compensation expense being recognized for both years compared to prior years.  Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 18 of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment to interest income .  As a result, the amount of deferred personal costs for each year corresponds directly with the level of new loan originations. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption “Loans”.
During 2011, Peoples has incurred higher costs associated with the recruitment and retention of various senior management positions. A nearly equal increase occurred as a result of Peoples increasing employer-matching contributions related to its 401(k) savings plan. These costs were the key drivers of the increase in payroll taxes and other employment costs from the prior year.
Peoples’ net occupancy and equipment expense was comprised of the following:

(Dollars in thousands)	2011	2010	2009
Depreciation	$1,967	$1,943	$1,998
Repairs and maintenance costs	1,614	1,596	1,549
Net rent expense	891	894	837
Property taxes, utilities and other costs	1,413	1,348	1,372
Total net occupancy and equipment expense	$5,885	$5,781	$5,756
Depreciation expense was held relatively flat during 2011 due in large part to management limiting capital expenditures during 2010 in connection with various cost saving initiatives. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples. In 2011, professional fees increased as a result of the costs related to Peoples' new Power checking product, which was introduced at the start of the year. Another significant driver of the higher professional fees in 2011 was increased consulting services related to various management projects and initiatives to improve overall operating efficiency. During 2009 and 2010, professional fees were impacted by an increased utilization of external legal services corresponding with the elevated levels of under performing loans and associated workout efforts.
Peoples' e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2010 and 2011 as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples' internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples' e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.
While actions taken by the FDIC resulted in higher FDIC insurance costs for 2009 and 2010, new regulation required by the Dodd-Frank Act became effective during 2011 that reduced Peoples' FDIC insurance costs beginning with the amount recorded during the second quarter of 2011.  Additional information regarding Peoples' FDIC insurance assessments may be found in Item 1 of this Form 10-K in the section captioned "Supervision and Regulations".
Marketing expense, which includes advertising, donation and other public relations costs, increased compared to the prior years. In 2011, Peoples' marketing expense was impacted by contributions totaling $300,000 to Peoples Bancorp Foundation Inc.. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. In prior years, Peoples limited such contributions as part of its efforts to control operating costs. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the level of need within the communities Peoples serves. Marketing expense in 2011 also was impacted by Peoples increasing its advertising activity compared to prior years.

Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with servicing and collecting outstanding loans. In 2011, foreclosed real estate and other loan expenses were lower compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009. In both 2009 and 2010, Peoples incurred additional expense due to the higher level of impaired and nonperforming assets.
Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where it has a physical presence.  Overall, state franchise taxes have remained consistent over the last three years, due to relatively stable equity levels at Peoples Bank. Peoples regularly evaluates the capital position of its direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples' consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.
Peoples' intangible asset amortization expense has decreased in each of the prior three years from the use of an accelerated method of amortization for its customer-related intangibles.  As a result, amortization expense will continue to be lower in subsequent years based on the intangible assets included on Peoples' Consolidated Balance Sheets at December 31, 2011.
Income Tax Expense
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
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  Beginning in 2010, Peoples has maintained excess cash reserves at the Federal Reserve Bank of Cleveland, which are included in "interest-bearing deposits in other banks" on the Consolidated Balance Sheets, rather than Federal Funds sold due to more favorable interest rates. At December 31, 2011, excess cash reserves at the Federal Reserve Bank were $4.4 million, compared to $44.6 million at December 31, 2010. This decline occurred largely as a result of Peoples using these funds in the Partial TARP Capital Redemption.
In 2011, Peoples' total cash and cash equivalents decreased $35.7 million, due mostly to cash used in financing and investing activities exceeded the $43.4 million of cash generated by operating activities. The majority of the $70.2 million of cash used in Peoples' financing activity related to the TARP Capital Redemption. Peoples also used $15.4 million of cash to reduce its long-term borrowings.
In comparison, total cash and cash equivalents increased $32.9 million in 2010, driven by net cash provided by Peoples' investing and operating activities of $141.5 million and $45.1 million, respectively, of which $153.7 million was used in financing activities. The net cash provided by investing activities was primarily the result of management not reinvesting $84.1 million of the cash flow generated from the investment portfolio, coupled with loan payments and payoffs exceeding new originations by $61.1 million. The net cash used in Peoples' financing activities was attributed to intentional reductions in borrowed funds and interest-bearing deposit balances.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Obligations of:
U.S. Treasury and government agencies	$32	$39	$82	$176	$197
U.S. government sponsored agencies	13,037	12,262	4,473	8,442	74,470
States and political subdivisions	35,745	47,379	62,953	68,930	69,247
Residential mortgage-backed securities	527,003	507,534	558,825	511,201	356,605
Commercial mortgage-backed securities	37,289	30,700	24,188	25,951	—
Bank-issued trust preferred securities	12,211	12,984	13,826	17,888	19,185
Equity securities	3,254	3,088	2,593	2,761	4,566
U.S. government-backed student loan pools	—	—	59,442	44,985	—
Collateralized debt obligations	—	—	165	4,423	5,896
Preferred stocks	—	—	—	—	12,065
Total fair value	$628,571	$613,986	$726,547	$684,757	$542,231
Total amortized cost	$617,128	$617,122	$706,444	$696,855	$535,979
Net unrealized gain (loss)	$11,443	$(3,136)	$20,103	$(12,098)	$6,252
In 2011, Peoples maintained the size of its investment portfolio due to the lack of planned loan growth. During the first quarter of 2011 and fourth quarter of 2010, Peoples sold selected municipal securities, which accounts for the decreased investment in obligations of states and political subdivisions compared to prior periods. The size and composition of Peoples' investment portfolio changed significantly between year-end 2010 and 2009, primarily reflecting the deleveraging undertaken in the third quarter of 2010. While the majority of the proceeds from the third quarter 2010 investment sales were used to prepay long-term borrowings, a portion was reinvested into bonds issued by U.S. government sponsored agencies, which accounted for the increase in this segment since December 31, 2009.
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

(Dollars in thousands)	2011	2010	2009	2008	2007
Residential	$58,660	$113,559	$153,621	$192,133	$46,990
Commercial	1,288	26,090	24,188	25,951	—
Total fair value	$59,948	$139,649	$177,809	$218,084	$46,990
Total amortized cost	$59,148	$136,997	$177,370	$231,153	$47,757
Net unrealized gain	$800	$2,652	$439	$(13,069)	$(767)

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, causing the decline in this portion of the portfolio. In 2010 and 2011, management reinvested the principal runoff from the non-agency securities into U.S. agency investments, which further contributed to the decline experienced over this period. At December 31, 2011, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated in 2003 or earlier and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
At December 31, 2011, Peoples' investment in bank-issued trust preferred securities consisted of holdings of seven unrelated issuers. All of these securities remain current on contractual interest payment. In addition, an aggregate of $10 million of these securities relate to issuers involved in the comprehensive capital assessment conducted by federal bank supervisors in the first half of 2009 - known as the Supervisory Capital Assessment Program or “government stress test”.
In late 2008 and early 2009, Peoples purchased seven different floating-rate U.S. government-backed student loan pools, with an aggregate par amount of $58 million, at moderate discounts due to the market conditions that existed at that time. These securities were purchased as part of Peoples' overall interest risk positioning in anticipation of rising interest rates. In 2010, the sustained low interest rate environment negatively affected the yields on these securities. As a result, Peoples sold its entire holdings of U.S. government-backed student loan pools, which produced a net gain of $5.7 million. All but $12 million of these securities were sold as part of the third quarter 2010 deleveraging.
Since late 2010, Peoples has purchased investment securities which have been designated as “held-to-maturity” at the time of their purchase. For each security, management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so. Two of these securities were qualified school construction bonds, which were created under the American Recovery and Reinvestment Act of 2009 and provide the bond holders with federal income tax credits in lieu of interest. The federal income tax credit rate for these bonds is fixed for the life of the bonds.  At the time Peoples purchased these bonds, significant uncertainty existed regarding the ownership rights of the associated tax credits should the bonds be sold or transferred.  Additional securities may be designated as "held-to-maturity" in future years as deemed appropriate by management.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Gross portfolio loans:
Commercial real estate	$410,352	$425,528	$466,148	$438,163	$464,527
Commercial and industrial	140,857	153,713	160,678	176,187	168,909
Real estate construction	30,577	27,595	41,906	92,032	87,023
Residential real estate	219,619	219,833	240,949	259,196	276,459
Home equity lines of credit	47,790	48,525	49,593	48,057	43,216
Consumer	87,531	83,323	91,164	88,729	78,335
Deposit account overdrafts	1,780	2,201	1,620	1,668	2,472
Total portfolio loans	$938,506	$960,718	$1,052,058	$1,104,032	$1,120,941
Average total loans	950,951	1,029,903	1,093,057	1,113,247	1,122,808
Average allowance for loan losses	(27,259)	(29,597)	(25,081)	(17,428)	(14,775)
Average loans, net of allowance	$923,692	$1,000,306	$1,067,976	$1,095,819	$1,108,033
Percent of loans to total loans:
Commercial real estate	43.7%	44.2%	44.2%	39.6%	41.3%
Commercial and industrial	15.0%	16.0%	15.3%	16.0%	15.1%
Real estate construction	3.3%	2.9%	4.0%	8.3%	7.8%
Residential real estate	23.4%	22.9%	22.9%	23.5%	24.7%
Home equity lines of credit	5.1%	5.1%	4.7%	4.4%	3.9%
Consumer	9.3%	8.7%	8.7%	8.0%	7.0%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Loans being serviced for others:
Residential real estate	$275,715	$250,691	$227,855	$181,506	$176,809
In 2011, Peoples added several new commercial bankers, which caused an increase in new loan production. As a result, loan balances stabilized somewhat in the second half of the year. However, total commercial loan balances were negatively impacted by elevated charge-offs in the first half of 2011 and the prior three years, coupled with sizable paydowns such as the payoff of a single $10 million commercial and industrial loan in the first quarter of 2011.

The following table details the maturities of Peoples' commercial and construction loans at December 31, 2011:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate:
Fixed	$15,791	$50,190	$11,144	$77,125
Variable	217,313	108,468	7,446	333,227
Total	$233,104	$158,658	$18,590	$410,352
Commercial and industrial:
Fixed	$5,979	$36,814	$11,361	$54,154
Variable	86,045	658	—	86,703
Total	$92,024	$37,472	$11,361	$140,857
Real estate construction:
Fixed	$—	$9,858	$80	$9,938
Variable	16,729	3,801	109	20,639
Total	$16,729	$13,659	$189	$30,577
Peoples' real estate loan balances have declined steadily over the last several years due to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market. In parts of 2010 and 2011, Peoples experienced significant refinancing activity in response to historically low long-term fixed rates available in the secondary market. This activity included existing residential real estate loans held in Peoples' loan portfolio being refinanced with the new loan being sold to the secondary market. Peoples predominately has retained servicing rights on sold loans. As a result, Peoples' serviced loan portfolio was $275.7 million and $250.6 million at December 31, 2011 and 2010, respectively.
In prior years, Peoples experienced steady growth in consumer loan balances, due mainly to the efforts in indirect lending. Peoples' indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans. In 2011, consumer loan balances were higher than a year ago due to growth during the second quarter mostly attributable to targeted promotions.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2011:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Real Estate Construction Loans:
Health care facilities	6,448	6,091	12,539	30.9%
Assisted living facilities and nursing homes	9,858	—	9,858	24.3%
Apartment complexes	3,288	2,273	5,561	13.7%
Mixed commercial use facilities - non-owner occupied	3,037	466	3,503	8.6%
Restaurants	2,431	1,000	3,431	8.5%
Other	5,515	176	5,691	14.0%
Total real estate construction	30,577	10,006	40,583	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$65,808	$170	$65,978	15.8%
Apartment complexes	54,651	332	54,983	13.2%
Office buildings and complexes:
Owner occupied	6,328	160	6,488	1.6%
Non-owner occupied	35,287	1,294	36,581	8.8%
Total office buildings and complexes	41,615	1,454	43,069	10.4%
Retail facilities:
Owner occupied	10,971	—	10,971	2.6%
Non-owner occupied	22,104	717	22,821	5.5%
Total retail facilities	33,075	717	33,792	8.1%
Assisted living facilities and nursing homes	31,876	—	31,876	7.6%
Light industrial facilities:
Owner occupied	19,172	22	19,194	4.6%
Non-owner occupied	9,814	—	9,814	2.3%
Total light industrial facilities	28,986	22	29,008	6.9%
Mixed commercial use facilities:
Owner occupied	10,422	230	10,652	2.5%
Non-owner occupied	14,474	11	14,485	3.5%
Total mixed commercial use facilities	24,896	241	25,137	6.0%
Day care facilities:
Owner occupied	5,469	65	5,534	1.3%
Non-owner occupied	14,599	—	14,599	3.5%
Total day care facilities	20,068	65	20,133	4.8%
Restaurant facilities:
Owner occupied	10,956	659	11,615	2.8%
Non-owner occupied	3,214	—	3,214	0.8%
Total restaurant facilities	14,170	659	14,829	3.6%
Other	95,207	3,795	99,002	23.6%
Total commercial real estate	$410,352	$7,455	$417,807	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balance in each state was less than $4.0 million at both December 31, 2011 and 2010.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon the formal quarterly analysis of the loan portfolio described in the “Critical Accounting Policies” section of this discussion. The following details the allocation of the allowance for loan losses:

(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial real estate	$18,947	$21,806	$22,125
Commercial and industrial	2,434	2,160	1,586
Total commercial	21,381	23,966	23,711	19,757	14,147
Residential real estate	1,119	1,400	1,619	1,414	419
Home equity lines of credit	541	431	528	526	433
Consumer	449	721	1,074	789	435
Deposit account overdrafts	227	248	325	445	284
Total allowance for loan losses	$23,717	$26,766	$27,257	$22,931	$15,718
As a percentage of total loans	2.53%	2.79%	2.59%	2.08%	1.40%

Given the rate of loss being experienced on commercial real estate loans, in the fourth quarter of 2009, management refined its methodology for estimating inherent losses on Peoples' commercial loans by performing separate evaluations of, and allocations for, commercial real estate loans and other commercial loans.  This refinement, which did not have a significant impact on the overall allowance for loan losses, included a separate analysis of lodging and lodging related loans - Peoples' largest industrial concentration.
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. At December 31, 2011, the allowance for loan losses was lower than the prior year, reflecting the upgrade of several criticized loans to a pass rating during 2011. Criticized loans are those classified as watch, substandard or doubtful. In contrast to the overall improving trend in the credit quality, certain segments of Peoples' loan portfolio, such as the hospitality sector, remain stressed due to the continuation of unfavorable economic conditions and weakness in commercial real estate values. As a result, management has increased the qualitative factors for its lodging and lodging related loans in 2011, which has offset the benefit of lower historical loss rates in other segments of the commercial loan portfolio. The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.
The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses, January 1	$26,766	$27,257	$22,931	$15,718	$14,509
Gross charge-offs:
Commercial real estate	11,249	25,568	18,802	16,138	892
Commercial and industrial	1,033	1,281	817	1,923	1,056
Residential real estate	1,593	1,129	1,544	1,524	864
Real estate construction	—	68	—	—	53
Home equity lines of credit	366	131	82	145	400
Consumer	939	1,074	1,381	941	587
Deposit account overdrafts	664	929	1,294	1,298	849
Total gross charge-offs	15,844	30,180	23,920	21,969	4,701
Recoveries:
Commercial real estate	2,469	1,322	1,162	278	245
Commercial and industrial	729	220	91	239	662
Residential real estate	636	225	257	121	214
Real estate construction	—	—	—	156	54
Home equity lines of credit	51	34	55	27	144
Consumer	687	671	584	388	352
Deposit account overdrafts	225	301	376	333	280
Total recoveries	4,797	2,773	2,525	1,542	1,951
Net charge-offs (recoveries):
Commercial real estate	8,780	24,246	17,640	15,860	647
Commercial and industrial	304	1,061	726	1,684	394
Residential real estate	957	904	1,287	1,403	650
Real estate construction	—	68	—	(156)	(1)
Home equity lines of credit	315	97	27	118	256
Consumer	252	403	797	553	235
Deposit account overdrafts	439	628	918	965	569
Total net charge-offs	$11,047	$27,407	$21,395	$20,427	$2,750
Provision for loan losses, December 31	7,998	26,916	25,721	27,640	3,959
Allowance for loan losses, December 31	23,717	26,766	27,257	22,931	15,718

(Dollars in thousands)	2011	2010	2009	2008	2007
Net charge-offs to average loans:
Commercial real estate	0.92%	2.35%	1.61%	1.42%	0.06%
Commercial and industrial	0.03%	0.10%	0.07%	0.15%	0.04%
Residential real estate	0.10%	0.09%	0.12%	0.13%	0.06%
Real estate construction	—%	0.01%	—%	(0.01)%	—%
Home equity lines of credit	0.03%	0.01%	—%	0.01%	0.02%
Consumer	0.03%	0.04%	0.07%	0.04%	0.02%
Deposit account overdrafts	0.05%	0.06%	0.09%	0.09%	0.05%
Total net charge-offs to average loans	1.16%	2.66%	1.96%	1.83%	0.25%
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$164	$—	$—
Commercial and industrial	—	—	—	—	378
Residential real estate	—	27	238	—	—
Consumer			9	—	—
Total	—	27	411	—	378
Nonaccrual loans:
Commercial real estate	20,587	34,392	25,852	36,768	4,832
Commercial and industrial	2,262	1,714	2,884	1,734	656
Residential real estate	3,440	3,197	4,687	2,271	2,906
Real estate construction	—	—	—	—	—
Home equity	349	554	546	543	583
Consumer	—	—	3	4	3
Total	26,638	39,857	33,972	41,320	8,980
Troubled debt restructurings:
Commercial real estate	2,959	—	—	—	—
Residential real estate	425	593	—	—	—
Total	3,384	593	—	—	—
Total nonperforming loans (NPLs)	30,022	40,477	34,383	41,320	9,358
Other real estate owned (OREO)
Commercial	2,194	4,280	6,087	378	—
Residential	—	215	226	147	343
Total	2,194	4,495	6,313	525	343
Total nonperforming assets (NPAs)	$32,216	$44,972	$40,696	$41,845	$9,701
NPLs as a percent of total loans	3.19%	4.19%	3.27%	3.74%	0.83%
NPAs as a percent of total assets	1.80%	2.45%	2.03%	2.09%	0.51%
NPAs as a percent of gross loans and OREO	3.41%	4.64%	3.85%	3.79%	0.87%
Allowance for loan losses as a percent of NPLs	79.00%	66.10%	79.30%	55.50%	168.00%
From time-to-time, Peoples offers various forms of concessions to borrowers in connection with a loan modification. Such concessions may include short-term forbearance periods involving interest-only payments and/or term extensions, converting revolving credit lines to term loans or reducing the contractual monthly payment. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, Peoples adopted new accounting guidance regarding trouble debt restructurings ("TDRs") during the third quarter of 2011 as required. This new guidance clarified when a loan modification should be considered a TDR. In general, a loan modification is considered to be a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. As a result of adopting the new accounting guidance, loans with an aggregate recorded value of $3.0 million were deemed to be TDRs. These loans are collateral-dependent and were previously considered impaired, thus, the determination of these loans being TDRs had no impact on the recorded values of these loans or the related valuation allowance.

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
At December 31, 2010, Peoples' nonaccrual commercial real estate loans included three loans to a single commercial borrower that were reclassified as held-for-sale in mid-2010. The value of these loans declined in subsequent quarters resulting in these loans being written down to their estimated fair value. At December 31, 2010, the loans had a total carrying value of $1.0 million.  These loans were sold during the second quarter of 2011.
While the level of nonperforming loans has remained elevated over the last three years, the majority of nonperforming loans were carried at the estimated net realizable fair value of their underlying collateral as a result of charge-offs. As a result, Peoples has experienced a lower allowance for loan losses to nonperforming loans ratio compared to Peoples' historical levels.
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.0 million for 2011 and $2.6 million for 2010 and $1.9 million for 2009. No portion of the amounts for either 2011 or 2010 was recorded while $41,000 of the 2009 amount was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2011, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.
Deposits
Peoples' deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Interest-bearing deposits:
Retail certificates of deposit	$411,247	$430,886	$480,512	$518,401	$499,684
Money market deposit accounts	268,410	289,657	263,257	213,498	153,299
Governmental/public funds	122,916	122,444	112,074	105,714	101,039
Savings accounts	138,383	119,572	147,745	105,932	91,558
Interest-bearing demand accounts	106,233	96,507	91,878	90,873	106,151
Total retail interest-bearing deposits	1,047,189	1,059,066	1,095,466	1,034,418	951,731
Brokered certificates of deposits	64,054	87,465	102,420	151,910	59,589
Total interest-bearing deposits	1,111,243	1,146,531	1,197,886	1,186,328	1,011,320
Non-interest-bearing deposits	239,837	215,069	198,000	180,040	175,057
Total deposits	$1,351,080	$1,361,600	$1,395,886	$1,366,368	$1,186,377
Over the last several years, Peoples' deposit strategy has been to grow low-cost core deposits, such as checking and savings accounts, and reduce its reliance on higher-cost, non-core deposits, such as certificates of deposit (“CDs”) and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions accounted for much of the changes in deposit balances during 2011. Although further reductions in brokered deposits could occur in future periods, these deposits remain a viable alternative funding source to other wholesale funding for satisfying potential liquidity needs.
Peoples' governmental/public funds represent savings and interest-bearing transaction accounts from state and local governmental entities. These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  Peoples normally experiences an increase in balances annually during the first quarter corresponding with tax collections, with declines normally in the second half of each year corresponding with expenditures by the governmental entities. While these balances have increased since 2008, Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, which is required in the case of government/public funds.
The maturities of CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2011	2010	2009	2008	2007
3 months or less	$71,193	$36,719	$60,882	$66,757	$42,809
Over 3 to 6 months	9,554	18,767	25,637	50,545	33,411
Over 6 to 12 months	16,362	54,833	35,412	54,610	24,718
Over 12 months	97,600	91,682	93,002	63,345	43,386
Total	$194,709	$202,001	$214,933	$235,257	$144,324
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Short-term borrowings:
FHLB advances	$8,500	$—	$25,000	$30,000	$187,500
Retail repurchase agreements	43,143	51,509	51,921	54,452	35,041
Other short-term borrowings	—	—	—	14,400	—
Total short-term borrowings	51,643	51,509	76,921	98,852	222,541
Long-term borrowings:
FHLB advances	77,312	92,703	101,113	148,297	83,229
National market repurchase agreements	65,000	65,000	145,000	160,000	148,750
Total long-term borrowings	142,312	157,703	246,113	308,297	231,979
Subordinated notes held by subsidiary trust	22,600	22,565	22,530	22,495	22,460
Total borrowed funds	$216,555	$231,777	$345,564	$429,644	$476,980
The steady reduction in borrowed funds has occurred due to Peoples using funds generated from other sources, such as retail deposit growth, to repay maturing long-term borrowings and minimizing the need for overnight borrowings. Total borrowed funds also was impacted by management's planned deleveraging of the balance sheet, which included the early repayment of long-term wholesale repurchase agreements in the third quarter of 2010. The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.
Additional information regarding Peoples' borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2011, Peoples' total stockholders' equity and regulatory capital measures were impacted by the TARP Capital Redemption. This impact overshadowed the increase in common equity from Peoples' earnings exceeding dividends declared with respect to common shares. Additionally, total stockholders' equity benefited from the $5.9 million increased in accumulated other comprehensive income, as a $9.5 million improvement in market value of Peoples' available-for-sale investment portfolio was partially offset by an additional $3.6 million unrealized loss associated with Peoples' defined benefit pension plan.
At December 31, 2011, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have arisen. Further information regarding Peoples and Peoples Bank's risk-based capital ratios can be found in Note 17 of the Notes to the Consolidated Financial Statements.

The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Capital Amounts:
Tier 1 common	$142,521	$133,197	$131,747	$133,760	$132,473
Tier 1	165,121	194,407	192,822	156,254	154,933
Total (Tier 1 and Tier 2)	180,053	209,738	209,144	173,470	172,117
Net risk-weighted assets	$1,111,443	$1,149,587	$1,244,707	$1,315,657	$1,301,056
Capital Ratios:
Tier 1 common	12.82%	11.59%	10.58%	10.17%	10.18%
Tier 1	14.86%	16.91%	15.49%	11.88%	11.91%
Total (Tier 1 and Tier 2)	16.20%	18.24%	16.80%	13.19%	13.23%
Leverage ratio	9.45%	10.63%	10.06%	8.18%	8.48%
In 2011, Peoples declared cash dividends of $0.30 per common share versus $0.40 per common share in 2010. This decrease reflected the new schedule for considering the declaration of dividends payable to common shareholders that was adopted by Peoples' Board of Directors in the second quarter of 2011. Peoples historically has paid between 30% and 50% of quarterly earnings as dividends to shareholders.  However, future dividend payments will continue to be determined each quarter based upon Peoples' performance and capital needs.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.  Further discussion regarding restrictions on Peoples' ability to pay future dividends can be found in Note 17 of the Notes to the Consolidated Financial Statements, as well as the “Supervision and Regulation - Dividend Restrictions” sections under Item 1 of this Form 10-K.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial information since their calculation removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	2011	2010	2009	2008	2007
Tangible Equity:
Total stockholders' equity, as reported	$206,657	$230,681	$243,968	$186,626	$202,836
Less: goodwill and other intangible assets	64,475	64,870	65,599	66,406	68,029
Tangible equity	$142,182	$165,811	$178,369	$120,220	$134,807

Tangible Common Equity:
Tangible equity	$142,182	$165,811	$178,369	$120,220	$134,807
Less: preferred stockholders' equity	—	38,645	38,543	—	—
Tangible common equity	$142,182	$127,166	$139,826	$120,220	$134,807

Tangible Assets:
Total assets, as reported	$1,794,161	$1,837,985	$2,001,827	$2,002,338	$1,885,553
Less: goodwill and other intangible assets	64,475	64,870	65,599	66,406	68,029
Tangible assets	$1,729,686	$1,773,115	$1,936,228	$1,935,932	$1,817,524

(Dollars in thousands)	2011	2010	2009	2008	2007
Tangible Book Value per Share:
Tangible common equity	$142,182	$127,166	$139,826	$120,220	$134,807
Common shares outstanding	10,507,124	10,457,327	10,374,637	10,333,884	10,296,748

Tangible book value per share	$13.53	$12.16	$13.48	$11.63	$13.09

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$142,182	$165,811	$178,369	$120,220	$134,807
Tangible assets	$1,729,686	$1,773,115	$1,936,228	$1,935,932	$1,817,524

Tangible equity to tangible assets	8.22%	9.35%	9.21%	6.21%	7.42%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$142,182	$127,166	$139,826	$120,220	$134,807
Tangible assets	$1,729,686	$1,773,115	$1,936,228	$1,935,932	$1,817,524

Tangible common equity to tangible assets	8.22%	7.17%	7.22%	6.21%	7.42%
Future Outlook
In 2011, Peoples' associates worked to overcome many challenges and executed strategies that produced success in key areas, including stronger bottom-line earnings. Despite these accomplishments, management is not satisfied with Peoples' 2011 results. Instead, management is focused on building upon recent trends in order to improve Peoples' performance in every area.
During the last five years, there has been a nationwide reduction of more than one thousand banks with less than $2 billion in assets. The operating environment for banks continues to be increasingly challenging. Peoples' strategic goals include a return to a steady, dependable performer. As such, management is committed to generating results in the top quartile of industry performance and providing returns for Peoples' shareholders superior to those of its peers regardless of operating conditions. These goals will require Peoples to maintain a continual focus on four key areas: revenue growth, expense management, asset quality and capital strength.
In 2011, Peoples maintained a strong, diversified revenue stream, although total revenue decreased from the prior year. Peoples' fee-based services currently generate nearly 40% of Peoples' total revenue. As a result, Peoples is less dependent on net interest income for revenue growth compared to most banks comparable in size to Peoples. For 2012, management believes modest revenue growth will occur driven by double-digit growth from Peoples' wealth management and insurance businesses. Management believes sufficient growth opportunities in these businesses exist within Peoples' primary market area. Total revenue also will benefit from a full year's impact of Peoples' deposit products introduced in the first quarter of 2011.
Peoples' greatest challenge to revenue growth in 2012 will be in the area of net interest income. The Federal Reserve has extended its commitment to keep interest rates at very low levels well into 2014. To the extent it does, Peoples' asset yields would face continued downward pressure. With limited opportunities to lower Peoples' funding costs, loan growth will be the key driver of Peoples' net interest income and margin in 2012. Management also will remain disciplined with its pricing of loans and deposits. These efforts should produce a relatively stable net interest margin, although some slight compression could occur in the second half of 2012 due to the downward pressure on asset yields.
Peoples' Consolidated Balance Sheet is positioned for a rising interest rate environment, and management would expect net interest income and margin to benefit should interest rates increase during 2012. Given the uncertainty surrounding the timing and magnitude of future interest rate changes, as well as the impact of competition for loans and deposits, Peoples' net interest margin and income remain inherently difficult to predict and manage.
Quality loan growth through increased lending activity remains one of Peoples' strategic priorities. However, loan growth could be challenging in 2012. Consumers and businesses remain reluctant to borrow money as the appeal of historically low interest rates is being tempered by concerns regarding the direction of the economy. Further, businesses are being cautious with expansion plans while consumer spending is being restrained by the depressed national housing market and high unemployment. During 2012, Peoples intends to grow loans and create more diversity in its portfolio by capitalizing on the lending needs within its primary markets.
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
Peoples' investment securities portfolio could remain a significant portion of the earning asset base in 2012. To the extent planned loan growth occurs, management may reduce the size of the investment portfolio. Most of the reduction would occur as a result of normal monthly cash flows generated by the portfolio, given the significant investment in mortgage-backed securities, which would be used to fund new loan production. Management also could adjust the size or composition of the portfolio due to other factors, such as changes in liquidity needs and interest rate conditions.
Growing retail deposit balances and reducing Peoples' reliance on higher cost wholesale funding sources will remain a point of emphasis in 2012. Competition for deposits could make it difficult for Peoples to build on its recent success. Still, Peoples' sales associates are focused on developing long-term relationships and uncovering other financial needs of these new customers, while at the same time expanding relationships with existing customers.
Peoples also continues to explore market expansion opportunities in or near its current market areas. Management's primary focus will be on increasing market share in existing markets, while taking advantage of potential growth opportunities within its insurance and wealth management areas. These growth efforts may include the consolidation of existing offices or opening new offices in areas with growth potential. Management also believes mergers and acquisitions remain a viable means of expanding Peoples' core financial service businesses of banking, insurance and wealth management. Consequently, management could explore the acquisition of companies engaged in these activities, emphasizing opportunities to complement Peoples' core competencies and strategic intent, with a lesser emphasis being placed on geographic location, size or nature of business. Further, such transactions must be accretive in their second year in order to satisfy Peoples' goal of improving shareholder return.
In 2011, Peoples made various strategic investments to enhance revenue generation and position for long-term growth. These investments included adding sales associates in several markets and resulted in higher operating expenses. During the fourth quarter of 2011, management placed greater emphasis on reducing costs through more disciplined expense management. The goal of Peoples' expense management plan is to grow revenue faster than expenses in future years. Along these lines, management expects Peoples' total non-interest expense will be lower in 2012 compared to 2011 excluding the impact of any acquisitions that might be undertaken.
A major component of Peoples' expense management involves a reduction in staffing levels. This process was started in the fourth quarter of 2011 and involved a re-evaluation of key processes, which led to the outsourcing of some support functions. In the first quarter of 2012, additional staffing reductions will occur primarily within Peoples' branch network. During the quarter, Peoples will consolidate three underperforming banking offices in low growth areas into nearby offices. Management does not expect further branch rationalization after the first quarter.
Overall, management believes approximately $2.5 million in annual costs will be eliminated in 2012 without an adverse impact on customer service. Some of these costs will be reinvested in other areas with greater growth potential. However, in the event planned revenue growth does not occur in 2012, management intends to realize proportional expense reductions by delaying some of the planned investments.
Another area of major focus for management in 2012 will be sustaining the recent improving asset quality trends. Peoples will remain proactive and diligent in its efforts to workout problem loans. Management also will seek to capitalize on opportunities to reduce nonperforming assets. However, certain segments of our portfolio remain under stress, most notably Peoples' non-owner occupied commercial real estate and hospitality segments. Consequently, management intends to take a prudent approach with Peoples' allowance for loan losses. This includes being conservative with any additional releases in future quarters.
During the past three volatile years, Peoples has benefited from maintaining a strong capital level. The TARP Capital Investment provided extra strength during this challenging period. Today, Peoples' capital levels after the TARP Capital Redemption are stronger than before the TARP Capital Investment. Management believes this stronger capital position provides Peoples with capacity to grow. Additionally, the TARP Capital Redemption removed several restrictions on Peoples' including the ability to increase dividends or repurchase common shares. Management considers both of these capital management tools to be effective ways to enhance the return to Peoples' shareholders. Management continues to maintain a target range of 30% to 50% for Peoples' dividend payout ratio. Thus, as Peoples' earnings continue to build, management anticipates Peoples would seek to increase its common dividend.
While some indicators point toward economic recovery, the financial services industry will continue to face challenges in 2012. Management is committed to overcoming these challenges and building upon the earnings momentum of the second half of 2011. Success will be achieved through disciplined execution of strategies and partnership with Peoples' clients and communities.
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
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of Peoples' IRR policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Asset Liability Management and Investment Committee of Peoples Bank's Board of Directors. This committee also reviews and approves Peoples' IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected fair value of equity.
The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months. Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios from those used with the base case simulation and/or possible changes in balance sheet composition. The additional simulations include non-parallel shifts in interest rates whereby the direction and/or magnitude of change of short-term interest rates is different than the changes applied to longer-term interest rates. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion.
The ALCO has established limits on changes in the twelve-month net interest income forecast and the economic value of equity from the base case. The ALCO may establish risk tolerances for other parallel and non-parallel rate movements, as deemed necessary.

The following table details the current policy limits used to manage the level of Peoples' IRR:

Immediate and Sustained Shift in Interest Rates	Net Interest Income	Economic Value of Equity
+ / - 100 basis points	-5%	-10%
+ / - 200 basis points	-10%	-15%
+ / - 300 basis points	-15%	-20%
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
300	$7,061	13.9%	$8,973	17.2%	$(8,855)	(4.1)%	$(9,005)	(3.9)%
200	6,250	12.3%	6,860	13.2%	2,036	0.9%	(3,297)	(1.4)%
100	4,548	9.0%	4,048	7.8%	7,728	3.6%	1,599	0.7%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points - 100 basis points is equal to 1%. While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due to the fact a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than 1%.
Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles. These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates. As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of Peoples' exposure to nonparallel rate shifts.
At December 31, 2011, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. Given the inherent uncertainty surrounding the timing and magnitude of future interest rate changes, management's near-term balance sheet strategies will continue to emphasize maintaining good asset liquidity and lowering overall funding costs through a combination of less aggressive pricing of non-core funding and growing low cost retail deposits.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.
The main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal and interest payments from loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.
In addition to external sources of funding, Peoples considers certain types of deposits to be less stable or "volatile funding". These deposits include special money market products, large CDs and public funds. Peoples has established volatility factors for these various deposit products, and the liquidity management policy establishes a limit on the total level of volatile funding. Additionally, Peoples measures the maturities of external sources of funding for periods of 1 month, 3 months, 6 months and 12 months and has established policy limits for the amounts maturing in each of these periods. The purpose of these limits is to minimize exposure to what is commonly termed as rollover risk.
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as cash, including cash on deposit at the Federal Reserve Bank and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets, also expressed as a percentage of loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 5.0 times for this liquidity management policy limit.
Disruptions in the sources and uses of cash can occur which can drastically alter the actual cash flows and negatively impact Peoples' ability to access internal and external sources of cash. Such disruptions might occur due to increased withdraws of deposits, increased funding required for funding loan commitments, a decrease in the ability to access external funding sources and other forces that would increase the need for funding and limit Peoples' ability to access needed funds. As a result, Peoples maintains a liquidity contingency funding plan ("LCFP") that considers various degrees of disruptions and develops action plans around these scenarios.
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdraws of deposits, decreases in the renewal of maturing certificates of deposit and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB and the Federal Reserve Bank. Peoples' LCFP scenarios include a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allow Peoples to take actions to help mitigate the impact to the bank's business operations. The LCFP contains various indicators, termed key risk indicators (or "KRI's") that are monitored on monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, classified and watch list loan levels, non-performing loans to loans and to total assets, the loan to deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under normal, mild, moderate and severe scenarios.
The LCFP is reviewed and updated on at least an annual basis by the ALCO and the Asset Liability Management and Investment Committee of Peoples Bank's Board of Directors. Additionally, testing of the LCFP is required on an annual basis. Various stress scenarios and the related actions are simulated according to the LCFP. The results are reviewed and discussed and changes or revisions are made to the LCFP accordingly. Additionally, every two years, the LCFP is subjected to a third-party review for effectiveness and regulatory compliance.
Overall, management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2011:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$142,312	$7,408	$3,946	$2,722	$128,236
Junior subordinated notes held by subsidiary trust (1)	22,600	—	—	—	22,600
Operating leases	4,919	915	1,499	910	1,595
Time deposits	475,301	230,841	148,861	82,396	13,203
Total	$645,132	$239,164	$154,306	$86,028	$165,634

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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

(a)
information required to be disclosed by Peoples in this Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

(b)
information required to be disclosed by Peoples in this Form 10-K and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	Peoples’ disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 59 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 60 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

Report of Management's Assessment of Internal Control Over Financial Reporting
Peoples' management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Peoples' internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation, integrity, and fair presentation of Peoples' Consolidated Financial Statements for external purposes in accordance with United States generally accepted accounting principles.
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2011, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2011, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.
Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on Peoples' internal control over financial reporting.

By: /s/	CHARLES W. SULERZYSKI	By: /s/	EDWARD G. SLOANE
	Charles W. Sulerzyski		Edward G. Sloane
	President and Chief Executive Officer		Executive Vice President,
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting
The Audit Committee of the Board of Directors and Shareholders
Peoples Bancorp, Inc.
We have audited Peoples Bancorp Inc. and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Peoples Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, statements of stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of Peoples Bancorp Inc. and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 28, 2012

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Peoples Bancorp Inc.'s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 28, 2012

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$32,346	$28,324
Interest-bearing deposits in other banks	6,604	46,320
Total cash and cash equivalents	38,950	74,644

Available-for-sale investment securities, at fair value (amortized cost of $617,128 at December 31, 2011 and $617,122 at December 31, 2010)	628,571	613,986
Held-to-maturity investment securities, at amortized cost (fair value of $16,705 at December 31, 2011 and $2,954 at December 31, 2010)	16,301	2,965
Other investment securities, at cost	24,356	24,356
Total investment securities	669,228	641,307
Loans, net of deferred fees and costs	938,506	960,718
Allowance for loan losses	(23,717)	(26,766)
Net loans	914,789	933,952
Loans held for sale	3,271	4,755
Bank premises and equipment, net	23,905	24,934
Bank owned life insurance	49,384	53,532
Goodwill	62,520	62,520
Other intangible assets	1,955	2,350
Other assets	30,159	39,991
Total assets	$1,794,161	$1,837,985
Liabilities
Deposits:
Non-interest-bearing	$239,837	$215,069
Interest-bearing	1,111,243	1,146,531
Total deposits	1,351,080	1,361,600
Short-term borrowings	51,643	51,509
Long-term borrowings	142,312	157,703
Junior subordinated notes held by subsidiary trust	22,600	22,565
Accrued expenses and other liabilities	19,869	13,927
Total liabilities	1,587,504	1,607,304
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2011, and 39,000 issued at December 31, 2010	—	38,645
Common stock, no par value, 24,000,000 shares authorized, 11,122,247 shares issued at December 31, 2011 and 11,070,022 shares issued at December 31, 2010, including shares in treasury	166,969	166,298
Retained earnings	53,580	45,547
Accumulated other comprehensive income (loss), net of deferred income taxes	1,412	(4,453)
Treasury stock, at cost, 615,123 shares at December 31, 2011 and 612,695 shares at December 31, 2010	(15,304)	(15,356)
Total stockholders’ equity	206,657	230,681
Total liabilities and stockholders’ equity	$1,794,161	$1,837,985

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2011	2010	2009
Interest Income:
Interest and fees on loans	$49,410	$57,332	$64,701
Interest and dividends on taxable investment securities	24,149	29,558	34,522
Interest on tax-exempt investment securities	1,550	2,354	2,811
Other interest income	24	91	71
Total interest income	75,133	89,335	102,105
Interest Expense:
Interest on deposits	13,930	19,122	26,123
Interest on short-term borrowings	103	262	482
Interest on long-term borrowings	5,142	8,063	11,677
Interest on junior subordinated notes held by subsidiary trust	1,979	1,986	1,980
Total interest expense	21,154	29,433	40,262
Net interest income	53,979	59,902	61,843
Provision for loan losses	7,998	26,916	25,721
Net interest income after provision for loan losses	45,981	32,986	36,122
Gross impairment losses on investment securities	—	(1,620)	(7,406)
Less: Non-credit losses included in other comprehensive income	—	166	301
Net impairment losses on investment securities	—	(1,786)	(7,707)
Other Income:
Deposit account service charges	9,765	9,581	10,390
Insurance income	9,265	8,846	9,390
Trust and investment income	5,548	5,348	4,722
Electronic banking income	5,142	4,686	3,954
Mortgage banking income	1,687	1,566	1,719
Bank owned life insurance	351	608	1,051
Net gain on investment securities	473	6,852	1,446
Net loss on asset disposals and other transactions	(916)	(6,891)	(103)
Other non-interest income	1,186	999	824
Total other income	32,501	31,595	33,393
Other Expenses:
Salaries and employee benefit costs	33,626	29,222	29,394
Net occupancy and equipment	5,885	5,781	5,756
Professional fees	3,531	3,108	3,042
FDIC insurance	1,867	2,470	3,442
Electronic banking expense	2,692	2,453	2,401
Data processing and software	1,893	2,032	2,417
Foreclosed real estate and other loan expenses	1,213	1,675	1,067
Franchise tax	1,505	1,576	1,601
Amortization of other intangible assets	586	918	1,252
Communication expense	1,223	1,188	1,270
Other non-interest expense	7,310	6,619	7,040
Total other expenses	61,331	57,042	58,682
Income before income taxes	17,151	5,753	3,126
Income tax expense (benefit)	4,596	172	(1,064)
Net income	$12,555	$5,581	$4,190
Preferred dividends	1,343	2,052	1,876
Net income available to common shareholders	$11,212	$3,529	$2,314
Earnings per common share - basic	$1.07	$0.34	$0.22
Earnings per common share - diluted	$1.07	$0.34	$0.22
Weighted-average number of common shares outstanding - basic	10,482,318	10,424,474	10,363,975
Weighted-average number of common shares outstanding - diluted	10,482,318	10,431,990	10,374,792
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2008	$—	$164,716	$50,512	$(12,288)	$(16,314)	$186,626
Net income			4,190			4,190
Other comprehensive income, net of tax				22,079		22,079
Issuance of preferred shares and common stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(1,787)			(1,787)
Amortization of discount on preferred stock	89		(89)			—
Common stock cash dividends declared			(6,901)			(6,901)
Tax benefit from exercise of stock options		(14)				(14)
Purchase of treasury stock					(249)	(249)
Common shares issued under dividend reinvestment plan		830				830
Stock-based compensation expense		149				149
Reissuance of treasury stock for deferred compensation plan					45	45
Cumulative effect adjustment for non-credit portion of previously recorded OTTI losses			304	(304)		—
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			5,581			5,581
Other comprehensive income, net of tax				(13,940)		(13,940)
Reissuance of treasury stock for common stock option exercises		(428)			855	427
Accrued dividends on preferred shares			(1,950)			(1,950)
Amortization of discount on preferred stock	102		(102)			—
Common stock cash dividends declared			(4,211)			(4,211)
Tax benefit from exercise of stock options		4				4
Purchase of treasury stock					(181)	(181)
Common shares issued under dividend reinvestment plan		403				403
Stock-based compensation expense		92				92
Reissuance of treasury stock for deferred compensation plan					488	488
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			12,555			12,555
Other comprehensive income, net of tax				5,865		5,865
Accrued dividends on preferred shares			(988)			(988)
Amortization of discount on preferred stock	355		(355)			—
Common stock cash dividends declared			(3,179)			(3,179)
Tax benefit from exercise of stock options		1				1
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(187)	(187)
Common shares issued under dividend reinvestment plan		318				318
Issuance of common shares under Board of Directors' compensation plan		42			63	105
Stock-based compensation expense		310				310
Repurchase of preferred stock	(39,000)					(39,000)
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2011	2010	2009
Operating activities:
Net income	$12,555	$5,581	$4,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	17,194	15,797	4,088
Provision for loan losses	7,998	26,916	25,721
Bank owned life insurance income	(351)	(608)	(1,051)
Net (gain) loss on investment securities	(473)	(5,066)	6,261
Loans originated for sale	(72,132)	(66,408)	(96,731)
Proceeds from sales of loans	73,507	65,212	96,399
Net gains on sales of loans	(1,432)	(1,357)	(1,602)
Deferred income tax expense (benefit)	462	(1,814)	(5,212)
Increase (decrease) in accrued expenses	1,472	(155)	155
Decrease (increase) in interest receivable	290	1,193	(41)
Other, net	4,294	5,826	(8,921)
Net cash provided by operating activities	$43,384	$45,117	$23,256
Investing activities:
Available-for-sale securities:
Purchases	(198,556)	(269,396)	(279,018)
Proceeds from sales	59,868	150,844	90,239
Proceeds from maturities, calls and prepayments	126,587	202,671	174,808
Purchase of held-to-maturity securities	(13,341)	(2,000)	(963)
Net decrease in loans	11,430	61,069	24,670
Net expenditures for premises and equipment	(1,290)	(1,979)	(2,154)
Proceeds from sales of other real estate owned	2,158	499	512
Proceeds from bank owned life insurance	4,499	—	—
Investment in limited partnership and tax credit funds	(234)	(249)	(248)
Net cash (used in) provided by investing activities	(8,879)	141,459	7,846
Financing activities:
Net increase in non-interest-bearing deposits	24,768	17,069	17,960
Net (decrease) increase in interest-bearing deposits	(35,379)	(51,450)	11,455
Net increase (decrease) in short-term borrowings	134	(25,412)	(21,931)
Proceeds from long-term borrowings	—	5,000	5,000
Payments on long-term borrowings	(15,391)	(93,410)	(67,184)
Issuance of preferred shares and common stock warrant	—	—	39,000
Repurchase of preferred shares	(39,000)	—	—
Preferred stock dividends	(1,232)	(1,950)	(1,543)
Cash dividends paid on common shares	(3,922)	(3,822)	(7,426)
Purchase of treasury stock	(187)	(181)	(249)
Proceeds from issuance of common shares	10	447	5
Excess tax expense for stock-based compensation	—	4	(14)
Net cash used in financing activities	(70,199)	(153,705)	(24,927)
Net (decrease) increase in cash and cash equivalents	(35,694)	32,871	6,175
Cash and cash equivalents at beginning of period	74,644	41,773	35,598
Cash and cash equivalents at end of period	$38,950	$74,644	$41,773
Supplemental cash flow information:
Interest paid	$21,386	$30,109	$41,015
Income taxes paid	$1,574	$385	$1,262
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 47 financial service locations and 42 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.
Note 1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (“Peoples” refers to, Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to generally accepted accounting principles in the United States of America (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.
The following is a summary of significant accounting policies followed in the preparation of the financial statements:
Consolidation: Peoples' Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest greater than 50%. In addition, entities not controlled by voting interests or in which the equity investors do not bear the residual economic risks, but for which Peoples is the primary beneficiary are also consolidated.
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples previously formed a statutory business trust described in Note 10 that is a variable interest entity for which Peoples is not the primary beneficiary. As a result, the accounts of this trust are not included in Peoples' Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, Federal Funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks was $2.0 million and $1.5 million in funds at December 31, 2011 and 2010, respectively, which were being used as collateral and not available for withdrawal.
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
Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income or loss, net of applicable deferred income taxes.
Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist solely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated comprehensive income, net of deferred taxes.
Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 8 and 9. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan costs were $1.1 million and $1.0 million at December 31, 2011 and 2010, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balances in excess of $500,000. Peoples places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net reported value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Consumer and residential real estate loans typically are not placed on nonaccrual, and instead are charged down to the net realizable value.
Loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments receivable are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized.
Over the life of these acquired loans, management continues to monitor each acquired loan portfolio for changes in credit quality. Increases in expected cash flows subsequent to acquisition are recognized prospectively over their remaining life as a yield adjustment on the loans. Subsequent decreases in expected cash flows are recognized as impairment, with the amount of the expected loss included in management's evaluation of the adequacy of the allowance for loan losses.
Loans Held-for-Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.
Loans originated with the intent to be held in our portfolio are subsequently transferred to held-for-sale when a decision is made to sell these loans. At the time of a loan's transfer to the held-for-sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for loan losses. If the fair value of a loan classified as held-for-sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in earnings.
Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
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
The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends. Peoples' homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans and other consumers. Management's evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly analysis of the portfolio. While portions of the allowance for loan losses may be allocated to specific loans; the entire allowance for loan losses is available for any loan management should be charged off.
The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan is determined to be collateral dependent or (3) the loan's observable market price. The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The calculation of historical loss ratios for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk and (7) effectiveness of Peoples' loan policies, procedures and internal controls. The total allowance established for each homogenous loan pool represents the product of the historical loss ratio and the total dollar amount of the loans in the pool.
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate of the adequacy of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. All loan relationships with aggregate outstanding debt to Peoples of $500,000 or more are reviewed at least annually, with adversely classified loans generally reviewed on a quarterly basis.
The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment; (2) past, present and projected financial condition of the borrower and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral, ownership of borrower and strength of guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the business's operating cash flow available to repay debt. Management's analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management's analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans is based largely on the borrower's ability to complete construction within the established budget.
The primary factors considered when classifying consumer loans include the loan's past due status and declaration of bankruptcy by the borrower(s). The classification of residential real estate and home equity lines of credit also takes into account the current value of the underlying collateral.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $1.4 million and $2.4 million at December 31, 2011 and 2010, respectively.
Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property. Peoples had OREO totaling $2.2 million at December 31, 2011, and $4.5 million at December 31, 2010.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2011, based upon the estimated fair value of Peoples' single reporting unit.
Peoples' other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
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
Preferred Stock and Common Stock Warrant: As more fully described in Note 11, Peoples issued preferred stock and a common stock warrant, which are classified in stockholders' equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Common stock warrants are evaluated for liability or equity treatment. The common stock warrant outstanding is carried in stockholders' equity until exercised or expired based on the view of both the SEC and Financial Accounting Standards Board (the “FASB”) that they would not object to classification of such warrants as permanent equity. This view is consistent with the objective of the Capital Purchase Program that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the common stock warrant used in allocating total proceeds received was determined based on a binomial model.
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
Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory Federal tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. The components of other comprehensive income or loss included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% Federal tax rate.
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2011 and 2010.
Advertising Costs: Advertising costs are generally expensed as incurred.
Earnings per Share: Basic and diluted earnings per common share (“EPS”) are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. The two class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and particpation rights in undistributed earnings. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.
Operating Segments: Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.
Stock-Based Compensation: Compensation costs for stock options, restricted stock awards and stock appreciation rights are measured at the fair value of these awards on their grant date. Compensation expense is recognized over the required service period, generally the vesting period for stock options and stock appreciation rights and the restriction period for restricted stock awards. For all awards, only the expense for the portion of the awards expected to vest is recognized. For service based awards, compensation expense for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.
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
As described above in the Loans section, impaired loans are placed on nonaccrual status and are allocated a specific portion of the allowance for loan losses, if necessary, to reduce the net reported value of the loan to its estimated net realizable value. The net realizable value of the restructured loan is based upon a discounted cash flow analysis or the estimated value of the collateral that is securing the loan, if repayment of the loan is dependent upon the sale of the collateral. If a restructuring of a loan occurs subsequent to the loan being considered impaired, the restructuring will not have an impact on Peoples' financial statements as the loan will already be recorded at its net realizable value. If a loan is restructured prior to the loan being classified as impaired, the loan will be valued in the same manner as an impaired loan. Therefore, there will be an adjustment to the allowance for loan losses based upon the net realizable value of the restructured loan. All of the loans classified as TDRs under the new accounting were considered impaired prior to being restructured. Thus, the determination of these loans being TDRs had no impact on the recorded values of these loans or the related valuation allowance.
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
Level 2: Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments and residential mortgage loans held for sale.

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
Assets measured at fair value on a recurring basis comprised the following at December 31, 2011:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$32	$—
U.S. government sponsored agencies	13,037	—	13,037	—
States and political subdivisions	35,745	—	35,745	—
Residential mortgage-backed securities	527,003	—	527,003	—
Commercial mortgage-backed securities	37,289	—	37,289	—
Bank-issued trust preferred securities	12,211	—	12,211	—
Equity securities	3,254	3,126	128	—
Total available-for-sale securities	$628,571	$3,126	$625,445	$—
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$39	$—	$39	$—
U.S. government sponsored agencies	12,262	—	12,262	—
States and political subdivisions	47,379	—	47,379	—
Residential mortgage-backed securities	507,534	18,179	489,355	—
Commercial mortgage-backed securities	30,700	3,545	27,155	—
Bank-issued trust preferred securities	12,984	—	12,984	—
Equity securities	3,088	2,960	128	—
Total available-for-sale securities	$613,986	$24,684	$589,302	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).  The fair values of the residential and commercial mortgage-backed securities measured at fair value using Level 1 inputs at December 31, 2010 represented the purchase price of the securities since they were acquired near year-end 2010. At December 31, 2011, these securities were classified as Level 2 as a pricing model was used to value the securities, which was consistent with the rest of the classification for the sector.
For those investment securities where fair value is based upon information provided by third-party pricing services, management has reviewed the pricing methodology and quality controls utilized by the pricing services to assess whether the valuations being provided comply with US GAAP. On a monthly basis, management also compares the valuations provided by its primary pricing services to those of another third-party pricing source to the extent available. Management recognizes that there is more subjectivity involved in the valuation of certain asset classes where credit spreads and/or liquidity can significantly increase the bid/ask spread of the securities. As a result, significant variations between third-party valuations sometimes occur. Due to this volatility, management has segmented Peoples' investment portfolio into two categories: (1) securities where a low level of volatility would be expected between third-party fair values and (2) securities where a higher level of volatility would be expected.
Management has established ranges, both in percentages and absolute dollars, for both categories which are utilized to assist management in the overall evaluation of reasonableness. To the extent either an individual security or class of securities exceed these established ranges, the security or class of securities are evaluated on utilizing one or more of the following methodologies: (1) spread to U.S. Treasury securities based upon the securities expected weighted average life; (2) discount margin approach or (3) option adjusted spread methodology. Management challenges the third-party valuation of any security where it believes a material difference in pricing exists. Based on Peoples' past experience, these challenges more-often-than not result in the third party adjusting its valuation of the security.
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(Dollars in thousands)	Bank-Issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2009	$1,000	$165
Other-than-temporary impairment loss included in earnings	—	(986)
Calls	(1,000)	—
Unrealized gain included in comprehensive income	—	821
Balance, December 31, 2010	$—	$—
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At December 31, 2011, impaired loans with an aggregate outstanding principal balance of $11.7 million were measured and reported at a fair value of $10.5 million. During, 2011, Peoples recognized losses on impaired loans of $0.4 million through the allowance for loan losses.
Other Real Estate Owned: OREO is measured and reported at fair value when the current book value exceeds the estimated fair value of the property. Management's determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs). At December 31, 2011, Peoples had $3.5 million of OREO which was measured and reported at a fair value of $1.3 million. As a result, Peoples recorded losses totaling $2.2 million through earnings in 2011.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,950	$38,950	$74,644	$74,644
Investment securities	669,228	669,632	641,307	641,296
Loans	918,060	828,477	938,707	825,547
Financial liabilities:
Deposits	$1,351,080	$1,363,742	$1,361,600	$1,380,336
Short-term borrowings	51,643	51,643	51,509	51,509
Long-term borrowings	142,312	157,553	157,703	164,075
Junior subordinated notes held by subsidiary trust	22,600	23,760	22,565	23,861
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
Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$—	$32
U.S. government sponsored agencies	12,291	746	—	13,037
States and political subdivisions	32,763	2,982	—	35,745
Residential mortgage-backed securities	521,231	15,607	(9,835)	527,003
Commercial mortgage-backed securities	35,712	1,577	—	37,289
Bank-issued trust preferred securities	13,886	12	(1,687)	12,211
Equity securities	1,213	2,134	(93)	3,254
Total available-for-sale securities	$617,128	$23,058	$(11,615)	$628,571
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$38	$1	$—	$39
U.S. government sponsored agencies	12,753	55	(546)	12,262
States and political subdivisions	46,717	1,063	(401)	47,379
Residential mortgage-backed securities	512,399	14,154	(19,019)	507,534
Commercial mortgage-backed securities	30,124	648	(72)	30,700
Bank-issued trust preferred securities	13,877	79	(972)	12,984
Equity securities	1,214	1,970	(96)	3,088
Total available-for-sale securities	$617,122	$17,970	$(21,106)	$613,986
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both December 31, 2011 and December 31, 2010.

At December 31, 2011, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $362.1 million and $394.7 million at December 31, 2011 and December 31, 2010, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $65.2 million and $28.1 million at December 31, 2011 and December 31, 2010, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the year ended December 31 were as follows:

(Dollars in thousands)	2011	2010	2009
Gross gains realized	$1,110	$8,306	$1,460
Gross losses realized	637	1,454	14
Net gain realized	$473	$6,852	$1,446
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	60,148	756	13	91,400	9,079	15	151,548	9,835
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	6,872	625	4	4,329	1,062	5	11,201	1,687
Equity securities	—	—	—	83	93	1	83	93
Total	$67,020	$1,381	17	$95,815	$10,234	22	$162,835	$11,615
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	11,202	546	1	—	—	—	11,202	546
States and political subdivisions	13,055	401	19	—	—	—	13,055	401
Residential mortgage-backed securities	152,075	13,080	23	39,540	5,939	9	191,615	19,019
Commercial mortgage-backed securities	21,388	72	4	—	—	—	21,388	72
Bank-issued trust preferred securities	4,290	47	3	5,144	925	5	9,434	972
Equity securities	—	—	—	80	96	1	80	96
Total	$202,010	$14,146	50	$44,764	$6,960	15	$246,774	$21,106
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2011, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2011 and December 31, 2010, were largely attributable to changes in market interest rates and spreads since the securities were purchased.

At December 31, 2011, all of the mortgage-baked securities that have been at an unrealized loss position for twelve months or more have experienced improvement during the last twelve months. Further, the majority of these securities were issued by U.S government sponsored agencies, with 95% of the securities within 90% of their book value. Three of the four bank-issued trust preferred securities at an unrealized loss position for twelve months or more are floating rate securities with the unrealized losses mostly attributable to the current interest rate environment and spreads within that sector. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
The table below presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at December 31, 2011.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$11	$21	$—	$32
U.S. government sponsored agencies	—	719	11,572	—	12,291
States and political subdivisions	1,973	4,263	9,577	16,950	32,763
Residential mortgage-backed securities	207	5,405	56,439	459,180	521,231
Commercial mortgage-backed securities	—	—	34,514	1,198	35,712
Bank-issued trust preferred securities	—	—	—	13,886	13,886
Equity securities	—	—	—	1,213	1,213
Total available-for-sale securities	$2,180	$10,398	$112,123	$492,427	$617,128
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$11	$21	$—	$32
U.S. government sponsored agencies	—	775	12,262	—	13,037
States and political subdivisions	1,990	4,422	10,731	18,602	35,745
Residential mortgage-backed securities	211	6,005	58,631	462,156	527,003
Commercial mortgage-backed securities	—	—	36,002	1,287	37,289
Bank-issued trust preferred securities	—	—	—	12,211	12,211
Equity securities	—	—	—	3,254	3,254
Total available-for-sale securities	$2,201	$11,213	$117,647	$497,510	$628,571
Total average yield	5.71%	5.61%	4.09%	3.75%	3.85%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of:
States and political subdivisions	$3,525	$262	$—	$3,787
Residential mortgage-backed securities	12,776	230	(88)	12,918
Total held-to-maturity securities	$16,301	$492	$(88)	$16,705

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of:
States and political subdivisions	$2,965	$—	$(11)	$2,954
Residential mortgage-backed securities	—	—	—	—
Total held-to-maturity securities	$2,965	$—	$(11)	$—
There were no gross gains and gross losses realized by Peoples from sales of held-to-maturity securities for the year ended December 31, 2011.
The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2011
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	6,416	88	1	—	—	—	6,416	88
Total	$6,416	$88	1	$—	$—	—	$6,416	$88
December 31, 2010
Obligations of:
States and political subdivisions	$2,954	$11	2	$—	$—	—	$2,954	$11
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$2,954	$11	2	$—	$—	—	$2,954	$11
The table below presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at December 31, 2011.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	—	—	—	3,525	3,525
Residential mortgage-backed securities	—	—	—	12,776	12,776
Total held-to-maturity securities	$—	$—	$—	$16,301	$16,301
Fair value
Obligations of:
States and political subdivisions	—	—	—	3,787	3,787
Residential mortgage-backed securities	—	—	—	12,918	12,918
Total held-to-maturity securities	$—	$—	$—	$16,705	$16,705
Total average yield	—%	—%	—%	3.04%	3.04%
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

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	2011	2010
Commercial real estate	$410,352	$425,528
Commercial and industrial	140,857	153,713
Real estate construction	30,577	27,595
Residential real estate	219,619	219,833
Home equity lines of credit	47,790	48,525
Consumer	87,531	83,323
Deposit account overdrafts	1,780	2,201
Total loans	$938,506	$960,718
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	2011	2010
Commercial real estate	$3,754	$3,616
Commercial and industrial	109	200
Residential real estate	14,497	17,893
Consumer	101	123
Total outstanding balance	$18,461	$21,832
Net carrying amount	$17,954	$21,229
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $184.8 million and $181.8 million at December 31, 2011 and December 31, 2010, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $124.0 million and $195.6 million at December 31, 2011 and December 31, 2010, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples. Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. At December 31, 2011, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status during the year.

(Dollars in thousands)
Balance, December 31, 2010	$6,301
New loans and disbursements	5,468
Repayments	(4,040)
Other changes	(207)
Balance, December 31, 2011	$7,522
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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
(Dollars in thousands)	2011	2010	2011	2010
Commercial real estate	$23,546	$34,392	$—	$—
Commercial and industrial	2,262	1,714	—	—
Real estate construction	—	—	—	—
Residential real estate	3,865	3,790	—	27
Home equity lines of credit	349	554	—	—
Consumer	—	—	—	—
Total	$30,022	$40,450	$—	$27
At December 31, 2010, nonaccrual commercial real estate loans with an aggregate carrying amount of $951,000 were classified as held-for-sale and thus excluded for the table above. During the second quarter of 2011, one of these loans with a carrying value of $379,000 was sold for a gain of $371,000, while the remaining loans were transferred to OREO.
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
December 31, 2011
Commercial real estate	$2,700	$2,286	$11,363	$16,349	$394,003	$410,352
Commercial and industrial	230	360	37	627	140,230	140,857
Real estate construction	—	—	—	—	30,577	30,577
Residential real estate	5,750	1,187	3,082	10,019	209,600	219,619
Home equity lines of credit	206	—	349	555	47,235	47,790
Consumer	874	86	—	960	86,571	87,531
Deposit account overdrafts	66	—	—	66	1,714	1,780
Total	$9,826	$3,919	$14,831	$28,576	$909,930	$938,506
December 31, 2010
Commercial real estate	$2,952	$5,171	$13,816	$21,939	$403,589	$425,528
Commercial and industrial	563	12	247	822	152,891	153,713
Real estate construction	100	—	872	972	26,623	27,595
Residential real estate	4,481	2,229	2,739	9,449	210,384	219,833
Home equity lines of credit	186	58	458	702	47,823	48,525
Consumer	725	119	—	844	82,479	83,323
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$9,007	$7,589	$18,132	$34,728	$925,990	$960,718

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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
December 31, 2011
Commercial real estate	$310,996	$56,142	$40,165	$—	$3,049	$410,352
Commercial and industrial	100,987	10,157	15,104	—	14,609	140,857
Real estate construction	23,710	2,062	2,932	—	1,873	30,577
Residential real estate	28,507	7,125	5,885	20	178,082	219,619
Home equity lines of credit	1,491	1,394	42	—	44,863	47,790
Consumer	72	32	—	—	87,427	87,531
Deposit account overdrafts	—	—	—	—	1,780	1,780
Total	$465,763	$76,912	$64,128	$20	$331,683	$938,506
December 31, 2010
Commercial real estate	$303,997	$47,203	$71,765	$—	$2,563	$425,528
Commercial and industrial	123,612	6,340	9,446	247	14,068	153,713
Real estate construction	17,284	3,545	4,010	—	2,756	27,595
Residential real estate	19,326	4,144	10,035	—	186,328	219,833
Home equity lines of credit	284	340	2,108	—	45,793	48,525
Consumer	89	—	—	—	83,234	83,323
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$464,592	$61,572	$97,364	$247	$336,943	$960,718
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2011
Commercial real estate	$49,402	$6,882	$16,501	$23,383	$1,026	$23,058	$—
Commercial and industrial	2,290	1,801	420	2,221	407	1,098	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	3,901	323	2,226	2,549	49	2,081	—
Home equity lines of credit	420	—	269	269	—	332	—
Total	$56,013	$9,006	$19,416	$28,422	$1,482	$26,569	$—
December 31, 2010
Commercial real estate	$59,272	$6,403	$28,035	$34,438	$1,789	$21,736	$10
Commercial and industrial	2,333	1,086	729	1,815	572	1,713	5
Real estate construction	—	—	—	—	—	—	—
Residential real estate	1,831	961	506	1,467	342	1,405	9
Home equity lines of credit	522	520	—	520	254	535	—
Total	$63,958	$8,970	$29,270	$38,240	$2,957	$25,389	$24
Peoples' average recorded investment in impaired loans was $38.1 million in 2009, with interest income recognized on impaired loans of $19,000.
At December 31, 2011, Peoples' impaired loans shown in the table above included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
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
The following table summarizes the loans that were modified as a TDR during the year ended December 31, 2011:

		Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2011
Commercial Real Estate	5	$3,169	$3,169	$2,959
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
All of these loans were identified as being impaired prior to January 1, 2011 and no portion of the debt was forgiven, thus, the determination of these loans being categorized as TDRs had no impact on the recorded values of these loans or the related allowance during the year ended December 31, 2011. Therefore, the Pre-Modification and Post-Modification recorded investment is the same amount. The concessions granted to the borrowers included either acceptance of interest only payments, a reduction to the monthly payments as part of a short-term forbearance period, or a modified interest rate from a floating rate to a fixed rate with principle and interest payments required instead of interest only payments.
The following table presents those loans modified in a TDR over the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification) during the year ended December 31, 2011:

	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial Real Estate	2	675	—
Residential Real Estate	1	315	—
Total	3	990	—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples' has no additional commitments to lend additional funds to any of the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(11,249)	(1,033)	(1,593)	—	(366)	(939)	(664)	(15,844)
Recoveries	2,469	729	636	—	51	687	225	4,797
Net (charge-offs)	(8,780)	(304)	(957)	—	(315)	(252)	(439)	(11,047)
Provision for loan losses	5,921	578	676	—	425	(20)	418	7,998
Balance, December 31, 2011	$18,947	$2,434	$1,119	$—	$541	$449	$227	$23,717

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,026	$407	$49	$—	$—	$—	$—	$1,482
Loans collectively evaluated for impairment	17,921	2,027	1,070	—	541	449	227	22,235
Ending balance	$18,947	$2,434	$1,119	$—	$541	$449	$227	$23,717
Balance, January 1, 2010	$22,125	$1,586	$1,619	$—	$528	$1,074	$325	$27,257
Charge-offs	(25,569)	(1,281)	(1,129)	(68)	(131)	(1,074)	(929)	(30,181)
Recoveries	1,323	220	225	—	34	671	301	2,774
Net (charge-offs)	(24,246)	(1,061)	(904)	(68)	(97)	(403)	(628)	(27,407)
Provision for loan losses	23,927	1,635	685	68	—	50	551	26,916
Balance, December 31, 2010	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,789	$572	$342	$—	$254	$—	$—	$2,957
Loans collectively evaluated for impairment	20,017	1,588	1,058	—	177	721	248	23,809
Ending balance	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2011	2010
Land	$5,662	$5,690
Building and premises	32,046	32,060
Furniture, fixtures and equipment	18,483	18,190
Total bank premises and equipment	56,191	55,940
Accumulated depreciation	(32,286)	(31,006)
Net book value	$23,905	$24,934
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $1,967,000, $1,943,000 and $1,998,000, in 2011, 2010 and 2009, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $921,000, $916,000, $901,000 in 2011, 2010 and 2009, respectively.
Peoples leases certain properties from related parties.  Payments related to these leases totaled $141,000, $166,000 and $160,000 in 2011, 2010 and 2009, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011: $915,000 in 2012, $881,000 in 2013, $618,000 in 2014, $456,000 in 2015, $454,000 in 2016 and $1,595,000 thereafter.
Note 6.  Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010. Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2011, based upon the estimated fair value of the single reporting unit.
Other intangible assets
 Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
2011
Core deposits	$10,564	$(10,460)	$104
Customer relationships	6,182	(5,875)	307
Total acquired intangibles	$16,746	$(16,335)	$411
Mortgage servicing rights			1,544
Total other intangible assets			$1,955

(Dollars in thousands)	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
2010
Core deposits	$10,564	$(10,190)	$374
Customer relationships	6,182	(5,559)	623
Total acquired intangibles	$16,746	$(15,749)	$997
Mortgage servicing rights			1,353
Total other intangible assets			$2,350
The estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2011, is as follows:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2012	$104	$202	$306
2013	—	105	105
Total	$104	$307	$411
The following is an analysis of activity of MSRs for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Balance, beginning of year	$1,353	$1,164	$719
Amortization	(397)	(385)	(406)
Servicing rights originated	588	574	851
Balance, end of year	$1,544	$1,353	$1,164

No valuation allowances were required at December 31, 2011, 2010 and 2009 for Peoples’ MSRs since the fair value exceeded the book value.
Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2011	2010
Retail certificates of deposit:
$100,000 or more	$194,709	$202,001
Less than $100,000	216,538	228,885
Total retail certificates of deposit	411,247	430,886
Interest-bearing transaction accounts	228,136	215,350
Money market deposit accounts	268,410	289,657
Savings accounts	139,396	123,173
Total retail interest-bearing deposits	1,047,189	1,059,066
Brokered certificates of deposits	64,054	87,465
Total interest-bearing deposits	1,111,243	1,146,531
Non-interest-bearing deposits	239,837	215,069
Total deposit balances	$1,351,080	$1,361,600

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2012	$219,377	$11,464	$230,841
2013	97,786	3,737	101,523
2014	35,138	12,200	47,338
2015	24,369	5,850	30,219
2016	34,146	18,031	52,177
Thereafter	431	12,772	13,203
Total maturities	$411,247	$64,054	$475,301

Deposits from related parties approximated $5.3 million and $10.5 million at December 31, 2011 and 2010, respectively.
Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2011
Ending balance	$43,143	$8,500	$—
Average balance	41,542	5,525	47
Highest month end balance	49,162	21,900	—
Interest expense	98	5	—
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.24%	0.08%	0.74%
2010
Ending balance	$51,509	$—	$—
Average balance	50,115	8,712	69
Highest month end balance	51,762	57,400	—
Interest expense	252	10	—
Weighted-average interest rate:
End of year	0.41%	—%	—%
During the year	0.50%	0.11%	—%
2009
Ending balance	$51,921	$25,000	$—
Average balance	52,905	6,867	150
Highest month end balance	53,931	25,000	10,000
Interest expense	468	13	1
Weighted-average interest rate:
End of year	0.54%	0.09%	—%
During the year	0.88%	0.19%	0.67%
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
Note 9.  Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2011		2010
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Callable national market repurchase agreements	$65,000	3.43%	$65,000	3.43%
FHLB convertible rate advances	—	—%	7,500	4.81%
FHLB putable non-amortizing, fixed rate advances	60,000	3.28%	60,000	3.28%
FHLB amortizing, fixed rate advances	17,312	3.59%	20,203	3.58%
FHLB non-amortizing, fixed rate advances	—	—%	5,000	3.13%
Total long-term borrowings	$142,312	3.38%	$157,703	3.45%
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 3 to 10 years. In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years. After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date.
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

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2012	$7,408	3.58%
2013	2,225	3.67%
2014	1,721	3.55%
2015	1,466	3.55%
2016	1,256	3.56%
Thereafter	128,236	3.36%
Total long-term borrowings	$142,312	3.38%
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
The Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trust on the Debentures and are recorded as interest expense by Peoples. Since the Trust is a variable interest entity and Peoples is not deemed to be the primary beneficiary, the Trust is not included in Peoples' Consolidated Financial Statements. As a result, Peoples includes the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Junior Subordinated Notes Held by Subsidiary Trust” and the related expense as interest expense on the Consolidated Statements of Income.
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
Under the risk-based capital standards for bank holding companies adopted by the Board of Governors of the Federal Reserve System, the Trust Preferred Securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. Specifically, the aggregate amount of trust preferred securities and certain other capital elements that qualify as Tier 1 capital is limited to 25% of core capital elements, net of goodwill, with the excess amount not qualifying for Tier 1 capital being included in Tier 2 capital. Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. At December 31, 2011 and 2010, the entire amount of the outstanding Trust Preferred Securities qualified as Tier 1 capital.

Note 11. Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2008	—	10,975,364	641,480
Issuance of preferred shares	39,000	—	—
Changes related to stock-based compensation awards:
Release of restricted common shares	—	3,415	—
Changes related to deferred compensation plan:
Purchase of treasury stock	—	—	17,984
Reissuance of treasury stock	—	—	(2,209)
Common shares issued under dividend reinvestment plan	—	53,113	—
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares	—	7,202	—
Exercise of common stock options	—	—	(31,008)
Changes related to deferred compensation plan:
Purchase of treasury stock	—	—	11,855
Reissuance of treasury stock	—	—	(25,407)
Common shares issued under dividend reinvestment plan	—	30,928	—
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		21,510	5,443
Changes related to deferred compensation plan:
Purchase of treasury stock			8,623
Reissuance of treasury stock			(9,209)
Repurchase of preferred shares	(39,000)
Common shares issued under dividend reinvestment plan		24,770
Common shares issued under Board of Directors' compensation plan		5,945	(2,429)
Shares at December 30, 2011	—	11,122,247	615,123
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
On December 28, 2011, Peoples completed the repurchase of 18,000 of the Series A Preferred Shares held by the U.S. Treasury, for an aggregate purchase price of $18,107,500, which included a pro rata accrued dividend of approximately $107,500. In connection with this repurchase, Peoples recognized the pro rata unamortized discount originally recorded at the time of issuance, which totaled $112,000.
On February 15, 2012, Peoples completed the repurchase of the Warrant for an aggregate price of $1,200,724.
In the second quarter of 2011, Peoples' Board of Directors adopted a new schedule for considering the declaration of dividends payable to common shareholders. Beginning with the second quarter 2011 dividend, Peoples' Board of Directors will determine whether to declare future dividends payable to common shareholders, if financial conditions warrant, during the first month of the following calendar quarter. As a result, no common dividends were declared in the second quarter of 2011 which had a positive impact on Peoples' stockholders' equity. On January 26, 2012, the Board of Directors declared a cash dividend of $0.11 per common share with respect to fourth quarter 2011 results at a regularly scheduled Board meeting. This dividend will be paid on February 21, 2012, to shareholders of record on February 6, 2012.
Note 12.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

(Dollars in thousands)	2011	2010	2009
Net income	$12,555	$5,581	$4,190
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	15,053	(18,174)	26,573
Related tax (expense) benefit	(5,269)	6,361	(9,301)
Non-credit losses arising on securities during the period	—	—	(166)
Related tax benefit	—	—	58
Less: reclassification adjustment for net gain (loss) included in net income	473	5,066	(6,261)
Related tax (expense) benefit	(166)	(1,773)	2,190
Net effect on other comprehensive income (loss)	9,477	(15,106)	21,235
Defined benefit plans:
Net (loss) gain arising during the period	(6,448)	1,640	1,151
Related tax benefit (expense)	2,257	(574)	(403)
Amortization of unrecognized loss and service cost on pension plan	891	155	148
Related tax expense	(312)	(55)	(52)
Net effect on other comprehensive (loss) income	(3,612)	1,166	844
Total other comprehensive income (loss), net of tax	5,865	(13,940)	22,079
Total comprehensive income (loss)	$18,420	$(8,359)	$26,269

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the twelve months ended December 31, 2011:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2008	$(7,863)	$(4,425)	$(12,288)
Current period change, net of tax	21,235	844	22,079
Cumulative effect adjustment for non-credit portion of previously recorded OTTI losses	(304)	—	(304)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(15,106)	1,166	(13,940)
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	9,477	(3,612)	5,865
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Note 13.   Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits while all retirees are eligible for health benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2011, and a statement of the funded status as of December 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2011	2010	2011	2010
Change in benefit obligation:
Obligation at January 1	$(849)	$13,075	$(32)	$243
Service cost	—	750	—	—
Interest cost	724	785	12	13
Plan participants’ contributions	—	—	73	135
Actuarial loss (gain)	5,175	472	11	(14)
Benefit payments	(205)	(849)	(103)	(167)
Increase due to plan changes	—	—	—	21
Curtailment	—	(1,732)	—	—
Settlements	(1,690)	—	—	—
Obligation at December 31	$16,505	$12,501	$224	$231
Accumulated benefit obligation at December 31	$16,505	$12,501	$—	$—

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at January 1	$12,543	$11,886	$—	$—
Actual return on plan assets	(239)	1,506	—	—
Employer contributions	—	—	30	32
Plan participants’ contributions	—	—	73	135
Benefit payments	(205)	(849)	(103)	(167)
Settlements	(1,690)	—	—	—
Fair value of plan assets at December 31	$10,409	$12,543	$—	$—
Funded status at December 31	$(6,096)	$42	$(224)	$(231)
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$42	$—	$—
Accrued benefit liability	(6,096)	—	(224)	(231)
Net amount recognized	$(6,096)	$42	$(224)	$(231)
Amounts recognized in Accumulated Comprehensive Income (Loss):
Unrecognized prior service cost	$—	$—	$3	$3
Unrecognized net loss	6,032	2,420	42	55
Total	$6,032	$2,420	$45	$58
Weighted-average assumptions at year-end:
Discount rate	4.00%	5.70%	4.00%	5.70%
Rate of compensation increase	n/a	2.50%	n/a	n/a
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive income (loss) into net periodic cost over the next fiscal year are $154,000 of net loss.
Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Service cost	$—	$750	$799	$—	$—	$—
Interest cost	724	785	785	12	13	16
Expected return on plan assets	(1,033)	(1,149)	(1,194)	—	—	—
Amortization of prior service cost	—	4	4	—	(3)	(3)
Amortization of net loss	75	151	145	(9)	(9)	(3)
Curtailment	—	23	—	—	—	—
Settlement of benefit obligation	815	—	—	—	—	—
Net periodic benefit cost	$581	$564	$539	$3	$1	$10

Weighted-average assumptions:
Discount rate	5.40%	6.40%	6.30%	5.70%	6.40%	6.30%
Expected return on plan assets	8.00%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	2.50%	2.50%	n/a	n/a	n/a
For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2011, grading down 1% per year to an ultimate rate of 5% in 2016. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

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
In the third quarter of 2011, the total lump-sum distributions made to participants, when added to the lump-sum distributions made in the first two quarters of 2011, caused the total settlements through nine months of 2011 to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of July 1, 2011 as part of the calculation of the settlement loss recognized. For the remeasurement, Peoples reduced the discount rate to 5.10% , which corresponded with the decrease in market interest rates experienced since year-end 2010.
Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the plans' total assets is based on the expected return of each category of the plan's assets. Peoples' investment strategy for the plan's assets continues to allocate 60% to 75% to equity securities. The returns generated by equity securities over the last 10 years have been significantly lower than their long-term historical annual returns due in part to unfavorable economic conditions. Thus, Peoples lowered its expected return on equity securities from their long-term historical rate, which had a corresponding impact on overall expected return on plan assets in 2011.
Plan Assets
Peoples' investment strategy, as established by Peoples' Retirement Plan Committee, is to invest assets based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 24-39% in debt securities and approximately 1% of other investments. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.
The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2011
Equity securities:
Common stock	$300	$300	$—
Mutual funds - equity	7,562	7,562	—
Debt securities:
Mortgage-baked securities	38	—	38
Municipal obligations	828	—	828
Corporate bonds	471	471	—
Mutual funds - taxable income	700	700	—
Total fair value of pension assets	$—	$9,033	$866

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2010
Equity securities:
Common stock	$338	$338	$—
Mutual funds - equity	10,149	10,149	—
Debt securities:
Mortgage-baked securities	53	—	53
Municipal obligations	581	—	581
Corporate bonds	598	598	—
Mutual funds - taxable income	473	473	—
Total fair value of pension assets	$12,192	$11,558	$634
Pension plan assets also included cash and cash equivalents of $497,000 and accrued income of $13,000 at December 31, 2011. Cash and cash equivalents were $351,000 at December 31, 2010. For further information regarding levels of input used to measure fair value, please refer to Note 2.
Equity securities of Peoples' pension plan did not include any securities of Peoples or related parties in 2011 or 2010.
Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2012; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2012	$2,140	$29
2013	1,216	28
2014	1,267	26
2015	980	25
2016	1,136	19
2017 to 2021	4,708	96
Total	$11,447	$223
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants' contributions that do not exceed 2% of the participants' compensation. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $763,000, $425,000 and $775,000 in 2011, 2010 and 2009, respectively.

Note 14.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$5,890	34.3%	$1,956	34.0%	$1,063	34.0%
Differences in rate resulting from:
Tax-exempt interest income	(574)	(3.4)%	(808)	(14.1)%	(921)	(29.5)%
Investments in tax credit funds	(497)	(2.9)%	(715)	(12.4)%	(625)	(20.0)%
Bank owned life insurance	(44)	(0.3)%	(207)	(3.6)%	(357)	(11.4)%
Other, net	(179)	(0.9)%	(54)	(0.9)%	(224)	(7.2)%
Total income tax expense (benefit)	$4,596	26.8%	$172	3.0%	$(1,064)	(34.1)%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Current income tax	$4,134	$1,986	$4,148
Deferred income tax	462	(1,814)	(5,212)
Total income tax expense (benefit)	$4,596	$172	$(1,064)
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$8,833	$9,960
Accrued employee benefits	3,026	946
Available-for-sale securities	—	1,098
Investments	2,601	2,607
Tax credit carryforward	6,412	6,096
Other	277	311
Total deferred tax assets	$21,149	$21,018
Deferred tax liabilities:
Bank premises and equipment	1,478	1,386
Deferred income	1,026	1,110
Deferred net loan costs	372	338
Available-for-sale securities	4,005	—
Other	4,364	4,660
Total deferred tax liabilities	$11,245	$7,494
Net deferred tax asset	$9,904	$13,524
The tax credit carryforward at December 31, 2011 and 2010 may be carried over for a period of 20 years and will expire over the period of 2028 and 2031. No valuation allowance for deferred tax assets was required at December 31, 2011, as it is more likely than not that all of the deferred tax assets will be realized in future periods. The related federal income tax expense on securities transactions approximated $166,000 in 2011, $2,398,000 in 2010 and $506,000 in 2009.
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010. The years open to examination by state taxing authorities vary by jurisdiction.

Note 15.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2011	2010	2009
Distributed earnings allocated to common stock	$3,167	$4,209	$6,892
Undistributed earnings allocated to common stock	8,019	(683)	(4,580)
Net earnings allocated to common shareholders	$11,186	$3,526	$2,312

Weighted-average common shares outstanding	10,482,318	10,424,474	10,363,975
Effect of potentially dilutive common shares	—	7,516	10,817
Total weighted-average diluted common shares outstanding	10,482,318	10,431,990	10,374,792

Earnings per common share:
Basic	$1.07	$0.34	$0.22
Diluted	$1.07	$0.34	$0.22
As disclosed in Note 11, Peoples had a Warrant to purchase 313,505 common shares outstanding at December 31, 2011.  This Warrant was excluded from the calculation of diluted earnings (loss) per common share since it was anti-dilutive.  In addition, stock options and SARs covering 210,370, 243,560 and 285,678 common shares were excluded from the calculations for the years ended December 31, 2011, 2010 and 2009, respectively, since they were anti-dilutive.
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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2011	2010
Home equity lines of credit	$44,850	$40,021
Unadvanced construction loans	10,023	6,107
Other loan commitments	135,110	108,995
Loan commitments	189,983	155,123

Standby letters of credit	$40,821	$42,097

Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010 Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative. At December 31, 2011, Peoples had interest rate swaps associated with commercial loans with a notional value of $12.0 million and fair value of $0.9 million. These interest swaps did not have material impact on Peoples' results of operation or financial condition.
Note 17.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank of Cleveland, based on the amount of deposit liabilities. Average required reserve balances were approximately $6.1 million and $6.2 million in 2011 and 2010, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. In 2011, Peoples Bank declared dividends in excess of its net profits for the year to provide funding for the repurchase of Series A Preferred Shares that occurred on December 28, 2011, as discussed in further detail in Note 11. As a result, Peoples Bank had no capacity to pay dividends without regulatory approval at December 31, 2011, since the aggregate dividends declared for the preceding three years exceeded the cumulative net profits for those years. The excess dividend amount will reduce the amount of Peoples Bank's dividend capacity during 2012.
Capital Requirements
Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies. Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and Peoples Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet future minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on Peoples' financial results.
Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2011.
As of December 31, 2011, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$180,053	16.2%	$209,738	18.2%
For capital adequacy	88,915	8.0%	91,967	8.0%
To be well capitalized	111,144	10.0%	114,959	10.0%
Tier 1 (2)
Actual	$165,121	14.9%	$194,407	16.9%
For capital adequacy	44,458	4.0%	45,983	4.0%
To be well capitalized	66,687	6.0%	68,975	6.0%
Tier 1 Leverage (3)
Actual	$165,121	9.5%	$194,407	10.6%
For capital adequacy	69,913	4.0%	73,177	4.0%
To be well capitalized	87,392	5.0%	91,471	5.0%
Net Risk-Weighted Assets	1,111,443		1,149,587
PEOPLES BANK
Total Capital (1)
Actual	$166,622	15.1%	$177,793	15.6%
For capital adequacy	88,546	8.0%	91,412	8.0%
To be well capitalized	110,682	10.0%	114,265	10.0%
Tier 1 (2)
Actual	$152,665	13.8%	$163,356	14.3%
For capital adequacy	44,273	4.0%	45,706	4.0%
To be well capitalized	66,409	6.0%	68,559	6.0%
Tier 1 Leverage (3)
Actual	$152,665	8.8%	$163,356	9.0%
For capital adequacy	69,277	4.0%	72,391	4.0%
To be well capitalized	86,596	5.0%	90,488	5.0%
Net Risk-Weighted Assets	$1,106,824		$1,142,652

(1) Ratio represents total capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents Tier 1 capital to average assets
As more fully disclosed in Note 11, Peoples repurchased $21.0 million on February 2, 2011 and $18.0 million on December 28, 2011 of its Series A Preferred Shares held by the U.S. Treasury, resulting in a corresponding reduction in Peoples' Tier 1 and Total capital for regulatory purposes.
Note 18.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples also has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the

2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following summarizes the changes to Peoples' stock options for the year ended December 31, 2011:

	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	201,118		$25.48
Expired	50,516		25.27
Outstanding at December 31	150,602		$25.55	1.9 years	$—
Exercisable at December 31	150,602	—	$25.55	1.9 years	$—
The following summarizes information concerning Peoples' stock options outstanding at December 31, 2011:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	6,353	0.8 years	$19.79
$21.72	to	$23.58	35,815	1.1 years	22.32
$23.59	to	$25.94	29,018	0.6 years	23.95
$26.01	to	$27.74	32,569	2.4 years	27.11
$28.25	to	$28.26	18,573	4.0 years	28.25
$28.57	to	$30.00	28,274	2.8 years	29.03
Total			150,602	1.9 years	$25.55
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The following summarizes the changes to Peoples' SARs for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	42,442	$25.97
Forfeited	13,367	26.23
Outstanding at December 31	29,075	$25.85	4.5	$—
Exercisable at December 31	29,075	$25.85	4.5	$—
The weighted-average estimated fair value of the SARs granted in 2011, 2010 and 2009 was $0. The following summarizes information concerning Peoples' SARs outstanding at December 31, 2011:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	5.6 years
$23.77	15,853	4.5 years
$29.25	11,222	4.3 years
Total	29,075	4.5 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2011, Peoples granted restricted shares to officers and key employees with both a two-year time-based vesting period and a two-year performance-based vesting period. For the restricted shares subject to performance-based vesting, the restrictions on these restricted shares will lapse after two years upon the achievement of cumulative diluted earnings per common share of $3.10 for the three-year period ending December 31, 2012. The following summarizes the changes to Peoples’ restricted common shares for the year ended December 31, 2011:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	7,337	$19.88	—	$—
Awarded	41,423	13.01	3,531	13.14
Released	21,510	15.50	—	—
Forfeited	706	13.14	168	13.14
Outstanding at December 31	26,544	$12.89	3,363	$13.14

The total intrinsic value of restricted common shares released was $307,000, $94,000 and $37,000 in 2011, 2010 and 2009, respectively.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

(Dollars in thousands)	2011	2010	2009
Total stock-based compensation	$310	$92	$149
Recognized tax benefit	(109)	(32)	(52)
Net expense recognized	$201	$60	$97
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2009, 2010 and 2011. The fair value of restricted stock awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $164,000 at December 31, 2011, which will be recognized over a weighted-average period of 1.6 years.

Note 19.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2011	2010
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	4,032	26,116
Receivable from subsidiary bank	4,032	572
Available-for-sale investment securities, at estimated fair value (amortized cost of $1,213 and $1,238 at December 31, 2011 and 2010, respectively)	3,254	3,113
Investments in subsidiaries:
Bank	195,338	200,839
Non-bank	29,161	28,488
Other assets	1,223	1,225
Total assets	$237,090	$260,403
Liabilities:
Accrued expenses and other liabilities	$7,458	$5,449
Dividends payable	—	1,298
Junior subordinated debentures held by subsidiary trust	22,975	22,975
Total liabilities	30,433	29,722
Preferred stockholders' equity	—	38,645
Common stockholders' equity	206,657	192,036
Total stockholders' equity	206,657	230,681
Total liabilities and stockholders' equity	$237,090	$260,403

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Income:
Dividends from subsidiary bank	$25,500	$8,600	$3,000
Dividends from non-bank subsidiary	—	950	5,250
Interest and other income	175	366	495
Total income	25,675	9,916	8,745
Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,014	2,021	2,015
Intercompany management fees	921	950	909
Other expense	1,335	994	1,067
Total expenses	4,270	3,965	3,991
Income (loss) before federal income taxes and (excess dividends from) equity in undistributed earnings of subsidiaries	21,405	5,951	4,754
Applicable income tax benefit	(1,734)	(1,354)	(1,522)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(10,584)	(1,724)	(2,086)
Net income	$12,555	$5,581	$4,190

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Operating activities
Net income	$12,555	$5,581	$4,190
Adjustment to reconcile net income to cash provided by operations:
Excess dividends from undistributed earnings of subsidiaries	10,584	1,724	2,086
Other, net	2,534	431	(142)
Net cash provided by operating activities	25,673	7,736	6,134
Investing activities
Net proceeds from sales and maturities (purchases of) investment securities	25	171	38
Investment in subsidiaries	—	—	(18,000)
Change in receivable from subsidiary	(3,451)	(15)	(153)
Net cash (used in) provided by investing activities	(3,426)	156	(18,115)
Financing activities
Issuance of preferred shares and common stock warrant	—	—	39,000
Repurchase of preferred shares	(39,000)	—	—
Preferred stock dividends	(1,232)	(1,950)	(1,543)
Purchase of treasury stock	(187)	(181)	(249)
Proceeds from issuance of common stock	10	447	4
Cash dividends paid	(3,922)	(3,822)	(7,426)
Excess tax (expense) benefit for share based payments	—	4	(14)
Net cash (used in) provided by financing activities	(44,331)	(5,502)	29,772
Net (decrease) increase in cash and cash equivalents	(22,084)	2,390	17,791
Cash and cash equivalents at the beginning of year	26,166	23,776	5,985
Cash and cash equivalents at the end of year	$4,082	$26,166	$23,776
Supplemental cash flow information:
Interest paid	$1,981	$1,980	$1,980

Note 20.   Summarized Quarterly Information (Unaudited)

	2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$19,317	$18,941	$18,400	$18,475
Total interest expense	5,822	5,510	5,136	4,686
Net interest income	13,495	13,431	13,264	13,789
Provision for loan losses	5,311	2,295	865	(473)
Net impairment losses	—	—	—	—
Net gain on investment securities	360	56	57	—
Other income	8,434	7,335	8,780	7,479
Intangible asset amortization	162	152	141	131
FDIC insurance	662	450	440	315
Other expenses	13,794	14,117	14,849	16,118
Income tax expense	491	887	1,885	1,333
Net income	1,869	2,921	3,921	3,844
Preferred dividends	523	238	237	345
Net income available to common shareholders	$1,346	$2,683	$3,684	$3,499
Earnings per common share - Basic	$0.13	$0.26	$0.35	$0.33
Earnings per common share - Diluted	$0.13	$0.26	$0.35	$0.33
Weighted-average common shares outstanding - Basic	10,471,819	10,478,362	10,484,609	10,494,210
Weighted-average common shares outstanding - Diluted	10,477,360	10,507,895	10,519,673	10,514,960

	2010
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$23,457	$22,963	$22,572	$20,343
Total interest expense	8,016	7,790	7,308	6,319
Net interest income	15,441	15,173	15,264	14,024
Provision for loan losses	6,501	5,458	8,005	6,952
Net impairment losses	(986)	(800)	—	—
Net gain (loss) on investment securities	16	3,018	3,818	—
Other income	8,031	6,424	3,073	7,215
Intangible asset amortization	245	235	224	214
FDIC insurance	617	612	617	624
Other expenses	13,713	13,462	13,117	13,362
Income tax expense (benefit)	111	763	(221)	(481)
Net income	1,315	3,285	413	568
Preferred dividends	513	512	514	513
Net income (loss) available to common shareholders	$802	$2,773	$(101)	$55
Earnings per common share - Basic	$0.08	$0.27	$(0.01)	$0.01
Earnings per common share - Diluted	$0.08	$0.27	$(0.01)	$0.01
Weighted-average common shares outstanding - Basic	10,391,542	10,422,126	10,437,770	10,445,718
Weighted-average common shares outstanding - Diluted	10,400,243	10,429,369	10,437,770	10,452,001

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 26, 2012 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on April 28, 2011.
The information regarding Peoples' executive officers required by Item 401 of SEC Regulation S-K will be included in the section captioned “EXECUTIVE OFFICERS” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
The information required by Item 405 of SEC Regulation S-K will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.
In accordance with the requirements of Rule 5610 of The NASDAQ Stock Market LLC Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Corporate Governance & Ethics” page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

(A)	the date and nature of any amendment to a provision of Peoples' Code of Ethics that

(i)	applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions,

(ii)	relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S‑K, and

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
Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter and the Compensation Committee Charter is posted on the “Corporate Governance & Ethics” page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION:

COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2011”, “GRANTS OF PLAN-BASED AWARDS FOR 2011”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011”, “OPTION EXERCISES AND STOCK VESTED FOR 2011”, “PENSION BENEFITS FOR 2011”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2011” and “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION FOR 2011” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 regarding the security ownership of certain beneficial owners and management will be included in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of December 31, 2011, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);

(ii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);

(iii)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);

(iv)	the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Plan”); and

(v)	the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	287,598(1)	$21.95(2)	373,739(3)

Equity compensation plans not approved by shareholders	—	—	—
Total	287,598	$21.95	373,739

(1)
Includes an aggregate of 209,584 common shares issuable upon exercise of options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 78,014 common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 373,739 common shares remaining available for future grants under the 2006 Plan at December 31, 2011. No common shares were available for future grants under the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2011. No amount is included for potential future allocations to participants' bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.

Additional information regarding Peoples' stock-based compensation plans can be found in Note 18 of the Notes to the Consolidated Financial Statements.
Since 1991, Peoples has maintained the Deferred Compensation Plan, which provides a non-employee director of Peoples the ability to defer all or part of the compensation, and related federal income tax, received for services provided as a director of Peoples or one of its subsidiaries. Since 1998, directors participating in the Deferred Compensation Plan have been permitted to allocate their deferrals between a cash account and a stock account. The cash account earns interest equal to Peoples Bank's three-year certificate of deposit interest rate. The stock account receives allocations to a bookkeeping account of Peoples' common shares on the first business day of each calendar quarter based upon amounts deferred during the previous calendar quarter and fair market value of Peoples' common shares and is credited with subsequent cash dividends on the common shares previously allocated to the account (which will be similarly credited to the bookkeeping account as Peoples' common shares). The only right a participant in the Deferred Compensation Plan for Directors has with respect to his or her cash account and/or stock account is to receive distributions upon termination of service as a director. Distribution of the deferred amounts is made in a lump sum or annual installments. The stock account is distributed in common shares of Peoples or in cash as elected by each participant and the cash account is distributed only in cash.
In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan, which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS”, “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

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
Exhibits filed with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 110.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 110.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 28, 2012	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/28/2012
Charles W. Sulerzyski

/s/ EDWARD G. SLOANE		Executive Vice President, Chief Financial Officer	2/28/2012
Edward G. Sloane		and Treasurer (Principal Financial and Accounting Officer)

/s/ CARL L. BAKER, JR.*		Director	2/28/2012
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*		Director	2/28/2012
George W. Broughton

/s/ RICHARD FERGUSON*		Chairman of the Board and Director	2/28/2012
Richard Ferguson

/s/ JAMES S. HUGGINS*		Director	2/28/2012
James S. Huggins

/s/ BRENDA F. JONES, M.D.*		Director	2/28/2012
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Director	2/28/2012
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/28/2012
Susan D. Rector

		Director	2/28/2012
Theodore P. Sauber

/s/ PAUL T. THEISEN*		Vice Chairman of the Board and Director	2/28/2012
Paul T. Theisen

/s/ THOMAS J. WOLF*		Director	2/28/2012
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Chuck W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 28 day of February, 2012.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by shareholders on April 22, 2010
Incorporated herein by reference to Exhibit 3.2(e) to Peoples' Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772). ("Peoples' June 30, 2010 Form 10-Q/A")

Exhibit Number	Description	Exhibit Location

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2	Indenture, dated as of April 20, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Debenture Trustee, relating to Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-81251) filed on June 22, 1999 by Peoples Bancorp Inc. and PEBO Capital Trust I (“Peoples’ 1999 Form S-4”)

4.3	Amended and Restated Declaration of Trust of PEBO Capital Trust I, dated and effective as of April 20, 1999	Incorporated herein by reference to Exhibit 4.5 to Peoples’ 1999 Form S-4

4.4
Series B Capital Securities Guarantee Agreement, dated as of September 23, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Guarantee Trustee, relating to Series B 8.62% Capital Securities
Incorporated herein by reference to Exhibit 4 (i) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (File No. 0-16772)

4.5	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

4.6
Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Peoples Bancorp Inc. and the United States Department of the Treasury [NOTE: Exhibit A to the Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 3.1(f) to this Annual Report on Form 10-K]
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

4.7
Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of 21,000 of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued by Peoples Bancorp Inc. to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772)

4.8
Letter Agreement, dated December 28, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of 18,000 of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued by Peoples Bancorp Inc. to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed December 29, 2011 (File No. 0-16772)

4.9
Letter Agreement, dated February 15, 2012, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of Warrant to purchase 313,505 shares of common stock of Peoples Bancorp Inc. issued to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 16, 2012 (File No. 0-16772)

10.1(a)	Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples’ 2008 Form 10-K

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772) (“Peoples’ 2007 Form 10-K”)

10.2(a)	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.2(b)	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.2(c)	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Filed herewith

10.2(d)	Summary of Long Term Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Filed herewith

10.3	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569)

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”)

10.5	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K

10.6	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”)

10.7	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935)

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1999 Form 10-K

10.11	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246)

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”)

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.14	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K

10.15	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K

10.16	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.17	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.20 to Peoples' 2009 Form 10-K

10.18	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.19	Summary of Compensation for Directors of Peoples Bancorp Inc.	Filed herewith

10.20	Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan*	Incorporated herein by reference to Exhibit 10.28 to Peoples’ 2008 Form 10-K

10.21	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772)

10.22	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”)

10.23
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for non-employee directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.30 of Peoples’ 2006 Form 10-K

10.24	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.25	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Edward G. Sloane [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2009 Form 10-Q

10.26	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Carol A. Schneeberger [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2009 Form 10-Q

10.27	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K

10.28	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.29	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Incorporated herein by reference to Exhibit 10.32 to Peoples' 2009 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.30	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and Daniel K. McGill [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.30 to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-16722) ("Peoples' 2010 Form 10-K).

10.31	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and Richard W. Stafford [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.31 to Peoples' 2010 Form 10-K

10.32	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and David L. Mead [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.32 to Peoples' 2010 Form 10-K

10.33	Change in Control Agreement between Peoples Bancorp Inc. and Michael W. Hager (adopted January 27, 2011).*	Incorporated herein by reference to Exhibit 10.33 to Peoples' 2010 Form 10-K

10.34	Peoples Bancorp Inc. 2011 Management Transition Bonus Plan.*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 2, 2011 (File No. 0-16722) ("Peoples' February 2, 2011 Form 8-K")

10.35
Form of Award Agreement to evidence participation in the Peoples Bancorp Inc. 2011 Management Transition Bonus Plan by each of Michael W. Hager, Daniel K. McGill, Carol A. Schneeberger, Richard W. Stafford and Edward G. Sloane.*
Incorporated herein by reference to Exhibit 10.2 to Peoples' February 2, 2011 Form 8-K

10.36	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-16772)

10.37	Letter Agreement, dated February 23, 2011, between Peoples Bancorp Inc. and Michael W. Hager.*	Incorporated herein by reference to Exhibit 10.5 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16772) ("Peoples' March 31, 2011 Form 10-Q")

10.38
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.8 to Peoples' March 31, 2011 Form 10-Q

10.39	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772) ("Peoples' June 30, 2011 Form 10-Q")

10.40	Letter Agreement, dated April 4, 2011, between Peoples Bancorp Inc. and Charles W. Sulerzyski [NOTE: Expired by its terms on December 28, 2011].*	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2011 Form 10-Q

10.41
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. *
Filed herewith

10.42
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Filed herewith

10.43
Form of Peoples Bancorp Inc. 2006 Equity Plan Time-Based Restricted Stock Agreement for executives used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. *
Filed herewith

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.44
Form of Peoples Bancorp Inc. 2006 Equity Plan Time-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in this Annual Report on Form 10-K	Filed herewith

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer].
Furnished herewith

99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15[President and Chief Executive Officer]	Filed herewith

99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the years ended December 31, 2011, 2010 and 2009; (ix) Consolidated Statements of Cash Flows (unaudited) for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.