Form 10-Q
period 2012-03-31
PEOPLES BANCORP INC
filed 2012-04-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,677,502 common shares, without par value, at April 25, 2012.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,870	$32,346
Interest-bearing deposits in other banks	8,085	6,604
Total cash and cash equivalents	37,955	38,950
Available-for-sale investment securities, at fair value (amortized cost of $602,817 at March 31, 2012 and $617,128 at December 31, 2011)	610,036	628,571
Held-to-maturity investment securities, at amortized cost (fair value of $34,634 at March 31, 2012 and $16,705 at December 31, 2011)	34,298	16,301
Other investment securities, at cost	24,356	24,356
Total investment securities	668,690	669,228
Loans, net of deferred fees and costs	944,103	938,506
Allowance for loan losses	(21,249)	(23,717)
Net loans	922,854	914,789
Loans held for sale	5,167	3,271
Bank premises and equipment, net	23,863	23,905
Bank owned life insurance	49,392	49,384
Goodwill	62,520	62,520
Other intangible assets	1,909	1,955
Other assets	33,573	30,159
Total assets	$1,805,923	$1,794,161
Liabilities
Deposits:
Non-interest-bearing	$268,444	$239,837
Interest-bearing	1,130,105	1,111,243
Total deposits	1,398,549	1,351,080
Short-term borrowings	44,905	51,643
Long-term borrowings	106,652	142,312
Junior subordinated notes held by subsidiary trust	22,609	22,600
Accrued expenses and other liabilities	24,542	19,869
Total liabilities	1,597,257	1,587,504
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,129,412 shares issued at March 31, 2012 and 11,122,247 shares issued at December 31, 2011, including shares in treasury	166,065	166,969
Retained earnings	59,065	53,580
Accumulated other comprehensive (loss) income, net of deferred income taxes	(1,310)	1,412
Treasury stock, at cost, 607,864 shares at March 31, 2012 and 615,123 shares at December 31, 2011	(15,154)	(15,304)
Total stockholders’ equity	208,666	206,657
Total liabilities and stockholders’ equity	$1,805,923	$1,794,161

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest Income:
Interest and fees on loans	$11,760	$12,678
Interest and dividends on taxable investment securities	5,507	6,203
Interest on tax-exempt investment securities	341	425
Other interest income	4	11
Total interest income	17,612	19,317
Interest Expense:
Interest on deposits	2,547	3,985
Interest on short-term borrowings	19	35
Interest on long-term borrowings	1,119	1,310
Interest on junior subordinated notes held by subsidiary trust	495	492
Total interest expense	4,180	5,822
Net interest income	13,432	13,495
(Recovery of) provision for loan losses	(2,137)	5,311
Net interest income after (recovery of) provision for loan losses	15,569	8,184
Other Income:
Deposit account service charges	2,237	2,174
Insurance income	2,951	2,832
Trust and investment income	1,496	1,325
Electronic banking income	1,488	1,221
Mortgage banking income	549	374
Bank owned life insurance	8	87
Net gain on investment securities	3,163	360
Net (loss) gain on asset disposals and other transactions	(3,062)	60
Other non-interest income	353	361
Total other income	9,183	8,794
Other Expenses:
Salaries and employee benefit costs	8,245	7,627
Net occupancy and equipment	1,432	1,501
Professional fees	813	795
Electronic banking expense	694	618
Data processing and software	487	463
Franchise tax	412	401
Communication expense	348	314
FDIC insurance	309	662
Foreclosed real estate and other loan expenses	221	350
Amortization of other intangible assets	107	162
Other non-interest expense	1,948	1,725
Total other expenses	15,016	14,618
Income before income taxes	9,736	2,360
Income tax expense	(3,079)	(491)
Net income	$6,657	$1,869
Preferred dividends	—	(523)
Net income available to common shareholders	$6,657	$1,346
Earnings per common share - basic	$0.63	$0.13
Earnings per common share - diluted	$0.63	$0.13
Weighted-average number of common shares outstanding - basic	10,513,388	10,471,819
Weighted-average number of common shares outstanding - diluted	10,513,388	10,477,360
Cash dividends declared on common shares	$1,172	$1,058
Cash dividends declared per common share	$0.11	$0.10
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net income	$6,657	$1,869
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(1,063)	419
Related tax benefit (expense)	372	(147)
Less: reclassification adjustment for net gain included in net income	3,163	360
Related tax expense	(1,107)	(126)
Net effect on other comprehensive (loss) income	(2,747)	38
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	38	38
Related tax expense	(13)	(13)
Net effect on other comprehensive income	25	25
Total other comprehensive (loss) income, net of tax	(2,722)	63
Total comprehensive income	$3,935	$1,932

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income			6,657			6,657
Other comprehensive loss, net of tax				(2,722)		(2,722)
Repurchase of common stock warrant		(1,201)				(1,201)
Common stock cash dividends declared			(1,172)			(1,172)
Reissuance of treasury stock for deferred compensation plan					137	137
Purchase of treasury stock					(34)	(34)
Common shares issued under dividend reinvestment plan		89				89
Common shares issued under Board of Directors' compensation plan		(18)			47	29
Stock-based compensation expense		226				226
Balance, March 31, 2012	$—	$166,065	$59,065	$(1,310)	$(15,154)	$208,666

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$8,433	$13,317
Investing activities:
Available-for-sale investment securities:
Purchases	(83,594)	(80,103)
Proceeds from sales	63,651	26,879
Proceeds from principle payments, calls and prepayments	34,069	32,290
Held-to-maturity investment securities:
Purchases	(18,348)	—
Proceeds from principle payments	309	—
Net (increase) decrease in loans	(5,869)	5,112
Net expenditures for premises and equipment	(645)	(437)
Proceeds from sales of other real estate owned	1,381	152
Net cash used in investing activities	(9,046)	(16,107)
Financing activities:
Net increase in non-interest-bearing deposits	28,607	4,106
Net increase (decrease) in interest-bearing deposits	18,839	(4,785)
Net decrease in short-term borrowings	(6,738)	(9,226)
Payments on long-term borrowings	(38,771)	(5,795)
Repurchase of preferred shares and common stock warrant	(1,201)	(21,000)
Preferred stock dividends	—	(449)
Cash dividends paid on common shares	(1,086)	(980)
Purchase of treasury stock	(34)	(38)
Proceeds from issuance of common shares	2	—
Net cash used in financing activities	(382)	(38,167)
Net decrease in cash and cash equivalents	(995)	(40,957)
Cash and cash equivalents at beginning of period	38,950	74,644
Cash and cash equivalents at end of period	$37,955	$33,687

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2011 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2012, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2011, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2011 Form 10-K.
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
New Accounting Pronouncements: In June 2011 the FASB issued an accounting standards update with new guidance on the presentation of other comprehensive income (“OCI”). This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and should be applied retrospectively. The amendment now requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in OCI, and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. Peoples adopted this new guidance on January 1, 2012, as required. As a result of the adoption, the components of OCI are presented in a separate statement following the Consolidated Statements of Income.

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
Assets measured at fair value on a recurring basis comprised the following at March 31, 2012:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Obligations of:
U.S. Treasury and government agencies	$31	$—	$31	$—
U.S. government sponsored agencies	702	—	702	—
States and political subdivisions	34,175	—	34,175	—
Residential mortgage-backed securities	522,659	—	522,659	—
Commercial mortgage-backed securities	36,230	—	36,230	—
Bank-issued trust preferred securities	12,901	—	12,901	—
Equity securities	3,338	3,213	125	—
Total available-for-sale securities	$610,036	$3,213	$606,823	$—
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$32	$—
U.S. government sponsored agencies	13,037	—	13,037	—
States and political subdivisions	35,745	—	35,745	—
Residential mortgage-backed securities	527,003	—	527,003	—
Commercial mortgage-backed securities	37,289	—	37,289	—
Bank-issued trust preferred securities	12,211	—	12,211	—
Equity securities	3,254	3,126	128	—
Total available-for-sale securities	$628,571	$3,126	$625,445	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2012, impaired loans with an aggregate outstanding principal balance of $5.8 million were measured and reported at a fair value of $5.5 million.  During the three months ended March 31, 2012, Peoples recognized losses on impaired loans of $0.4 million through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,955	$37,955	$38,950	$38,950
Investment securities	668,690	669,026	669,228	669,632
Loans	928,021	839,057	918,060	828,477
Financial liabilities:
Deposits	$1,398,549	$1,411,404	$1,351,080	$1,363,742
Short-term borrowings	44,905	44,905	51,643	51,643
Long-term borrowings	106,652	118,689	142,312	157,553
Junior subordinated notes held by subsidiary trust	22,609	23,734	22,600	23,760
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
 Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 2 inputs).  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.
Deposits: The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2 inputs).
Long-term Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2 inputs).
Junior Subordinated Notes Held by Subsidiary Trust: The fair value of the junior subordinated notes held by subsidiary trust is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.
Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Obligations of:
U.S. Treasury and government agencies	$31	$—	$—	$31
U.S. government sponsored agencies	655	47	—	702
States and political subdivisions	31,164	3,011	—	34,175
Residential mortgage-backed securities	520,613	13,662	(11,616)	522,659
Commercial mortgage-backed securities	35,253	1,005	(28)	36,230
Bank-issued trust preferred securities	13,888	54	(1,041)	12,901
Equity securities	1,213	2,220	(95)	3,338
Total available-for-sale securities	$602,817	$19,999	$(12,780)	$610,036
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$—	$32
U.S. government sponsored agencies	12,291	746	—	13,037
States and political subdivisions	32,763	2,982	—	35,745
Residential mortgage-backed securities	521,231	15,607	(9,835)	527,003
Commercial mortgage-backed securities	35,712	1,577	—	37,289
Bank-issued trust preferred securities	13,886	12	(1,687)	12,211
Equity securities	1,213	2,134	(93)	3,254
Total available-for-sale securities	$617,128	$23,058	$(11,615)	$628,571
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both March 31, 2012 and December 31, 2011.  At March 31, 2012, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Gross gains realized	$3,272	$442
Gross losses realized	109	82
Net gain realized	$3,163	$360
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	95,533	2,509	16	86,868	9,107	16	182,401	11,616
Commercial mortgage-backed securities	6,138	28	1	—	—	—	6,138	28
Bank-issued trust preferred securities	4,830	194	3	4,545	847	5	9,375	1,041
Equity securities	—	—	—	80	95	1	80	95
Total	$106,501	$2,731	20	$91,493	$10,049	22	$197,994	$12,780
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	60,148	756	13	91,400	9,079	15	151,548	9,835
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	6,872	625	4	4,329	1,062	5	11,201	1,687
Equity securities	—	—	—	83	93	1	83	93
Total	$67,020	$1,381	17	$95,815	$10,234	22	$162,835	$11,615
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2012, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2012 and December 31, 2011, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2012, securities that have been at an unrealized loss position for less than twelve months consisted of three bank issued trust preferred securities and seventeen mortgage-backed securities, both private label and those issued by U.S. government sponsored enterprises. Additionally, of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more, 96% were issued by U.S. government sponsored enterprises. Of the remaining 4%, which consisted of private label mortgage-backed securities, all of the underlying mortgages were originated prior to 2004.
Furthermore, five of the eight bank-issued trust preferred securities at an unrealized loss position were within 90% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of these investments, the current interest rate environment and spreads within that sector.
Of the positions with a fair value less than 90% of their book value, three of the nine securities were mortgage-backed securities issued by U.S government sponsored enterprises. The remaining securities were limited to three bank-issued trust preferred securities, which had an aggregate book value of approximately $3.0 million and fair value of $2.2 million at March 31, 2012, and three variable rate residential mortgage-backed securities with book and market values of $2.2 million and $1.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$11	$20	$—	$31
U.S. government sponsored agencies	—	655	—	—	655
States and political subdivisions	1,173	3,464	9,905	16,622	31,164
Residential mortgage-backed securities	125	1,073	50,744	468,671	520,613
Commercial mortgage-backed securities	—	—	18,398	16,855	35,253
Bank-issued trust preferred securities	—	—	—	13,888	13,888
Equity securities	—	—	—	1,213	1,213
Total available-for-sale securities	$1,298	$5,203	$79,067	$517,249	$602,817
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$11	$20	$—	$31
U.S. government sponsored agencies	—	702	—	—	702
States and political subdivisions	1,184	3,598	10,991	18,402	34,175
Residential mortgage-backed securities	127	1,148	52,339	469,045	522,659
Commercial mortgage-backed securities	—	—	19,145	17,085	36,230
Bank-issued trust preferred securities	—	—	—	12,901	12,901
Equity securities	—	—	—	3,338	3,338
Total available-for-sale securities	$1,311	$5,459	$82,495	$520,771	$610,036
Total average yield	6.23%	5.67%	4.31%	3.6%	3.71%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Obligations of:
States and political subdivisions	$3,524	$287	$—	$3,811
Residential mortgage-backed securities	23,902	287	(242)	23,947
Commercial mortgage-backed securities	6,872	4	—	6,876
Total held-to-maturity securities	$34,298	$578	$(242)	$34,634
December 31, 2011
Obligations of:
States and political subdivisions	$3,525	$262	$—	$3,787
Residential mortgage-backed securities	12,776	230	(88)	12,918
Total held-to-maturity securities	$16,301	$492	$(88)	$16,705
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2012
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	5,956	242	1	—	—	—	5,956	242
Total	$5,956	$242	1	$—	$—	—	$5,956	$242
December 31, 2011
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	6,416	88	1	—	—	—	6,416	88
Total	$6,416	$88	1	$—	$—	—	$6,416	$88
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$—	$3,524	$3,524
Residential mortgage-backed securities	—	—	—	23,902	23,902
Commercial mortgage-backed securities	—	—	—	6,872	6,872
Total held-to-maturity securities	$—	$—	$—	$34,298	$34,298
Fair value
Obligations of:
States and political subdivisions	$—	$—	$—	$3,811	$3,811
Residential mortgage-backed securities	—	—	—	23,947	23,947
Commercial mortgage-backed securities	—	—	—	6,876	6,876
Total held-to-maturity securities	$—	$—	$—	$34,634	$34,634
Total average yield	—%	—%	—%	3.04%	3.04%
Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consisted solely of restricted equity securities issued by the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland(“FRB”).  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $360.9 million and $359.1 million at March 31, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $26.9 million and $3.0 million at March 31, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $61.2 million and $65.2 million at March 31, 2012 and December 31, 2011, respectively, to secure additional borrowing capacity at the FHLB and the FRB .
Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets. The major classifications of loan balances, excluding loans held for sale, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$394,034	$410,352
Commercial and industrial	150,431	140,857
Real estate construction	43,510	30,577
Residential real estate	218,745	219,619
Home equity lines of credit	48,067	47,790
Consumer	86,965	87,531
Deposit account overdrafts	2,351	1,780
Total loans	$944,103	$938,506
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$3,222	$3,754
Commercial and industrial	151	109
Residential real estate	13,893	14,497
Consumer	92	101
Total outstanding balance	$17,358	$18,461
Net carrying amount	$16,851	$17,954
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $184.0 million and $184.8 million at March 31, 2012 and December 31, 2011, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $162.3 million and $124.0 million at March 31, 2012 and December 31, 2011, respectively.
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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Commercial real estate	$14,208	$23,546	$—	$—
Commercial and industrial	1,949	2,262	—	—
Real estate construction	—	—	—	—
Residential real estate	4,135	3,865	—	—
Home equity lines of credit	200	349	—	—
Consumer	—	—	—	—
Total	$20,492	$30,022	$—	$—
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
March 31, 2012
Commercial real estate	$1,418	$5,067	$7,146	$13,631	$380,403	$394,034
Commercial and industrial	211	295	36	542	149,889	150,431
Real estate construction	—	—	—	—	43,510	43,510
Residential real estate	2,731	732	3,544	7,007	211,738	218,745
Home equity lines of credit	80	6	200	286	47,781	48,067
Consumer	378	30	—	408	86,557	86,965
Deposit account overdrafts	33	—	—	33	2,318	2,351
Total	$4,851	$6,130	$10,926	$21,907	$922,196	$944,103
December 31, 2011
Commercial real estate	$2,700	$2,286	$11,363	$16,349	$394,003	$410,352
Commercial and industrial	230	360	37	627	140,230	140,857
Real estate construction	—	—	—	—	30,577	30,577
Residential real estate	5,750	1,187	3,082	10,019	209,600	219,619
Home equity lines of credit	206	—	349	555	47,235	47,790
Consumer	874	86	—	960	86,571	87,531
Deposit account overdrafts	66	—	—	66	1,714	1,780
Total	$9,826	$3,919	$14,831	$28,576	$909,930	$938,506

Credit Quality Indicators
As discussed in Note 1 of Peoples' 2011 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
March 31, 2012
Commercial real estate	$313,376	$32,847	$47,083	$—	$728	$394,034
Commercial and industrial	113,420	12,870	5,879	—	18,262	150,431
Real estate construction	37,520	2,915	2,120	—	955	43,510
Residential real estate	27,909	2,380	9,238	8	179,210	218,745
Home equity lines of credit	1,486	42	1,324	—	45,215	48,067
Consumer	86	—	27	—	86,852	86,965
Deposit account overdrafts	—	—	—	—	2,351	2,351
Total	$493,797	$51,054	$65,671	$8	$333,573	$944,103
December 31, 2011
Commercial real estate	$310,996	$40,165	$56,142	$—	$3,049	$410,352
Commercial and industrial	100,987	18,636	6,625	—	14,609	140,857
Real estate construction	23,710	2,932	2,062	—	1,873	30,577
Residential real estate	28,507	2,913	10,097	20	178,082	219,619
Home equity lines of credit	1,491	42	1,394	—	44,863	47,790
Consumer	72	—	32	—	87,427	87,531
Deposit account overdrafts	—	—	—	—	1,780	1,780
Total	$465,763	$64,688	$76,352	$20	$331,683	$938,506
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2012
Commercial real estate	$27,802	$2,461	$12,117	$14,578	$587	$18,980	$—
Commercial and industrial	2,006	—	1,909	1,909	—	2,065	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	3,443	1,227	1,263	2,490	350	2,520	—
Home equity lines of credit	420	—	200	200	—	234	—
Total	$33,671	$3,688	$15,489	$19,177	$937	$23,799	$—
December 31, 2011
Commercial real estate	$49,402	$6,882	$16,501	$23,383	$1,026	$23,058	$—
Commercial and industrial	2,290	1,801	420	2,221	407	1,098	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	3,901	323	2,226	2,549	49	2,081	—
Home equity lines of credit	420	—	269	269	—	332	—
Total	$56,013	$9,006	$19,416	$28,422	$1,482	$26,569	$—
At March 31, 2012, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.
There were no loans that were modified as a TDR during the three months ended March 31, 2012 and March 31, 2011.
The following table presents those loans modified in a TDR over the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2012:

	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial Real Estate	3	$1,232	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples' has no additional commitments to lend additional funds to any of the related debtors whose terms have been modified in a TDR.

Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2012	$18,947	$2,434	$1,119	$—	$541	$449	$227	$23,717
Charge-offs	(1,957)	—	(207)	—	(71)	(214)	(122)	(2,571)
Recoveries	1,606	48	304	—	7	188	87	2,240
Net (charge-offs)	(351)	48	97	—	(64)	(26)	(35)	(331)
Provision for loan losses	(1,100)	(1,025)	—	—	—	—	(12)	(2,137)
Balance, March 31, 2012	$17,496	$1,457	$1,216	$—	$477	$423	$180	$21,249

Period-end amount allocated to:
Loans individually evaluated for impairment	$587	$—	$350	$—	$—	$—	$—	$937
Loans collectively evaluated for impairment	16,909	1,457	866	—	477	423	180	20,312
Ending balance	$17,496	$1,457	$1,216	$—	$477	$423	$180	$21,249

Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(7,078)	(835)	(201)	—	(247)	(283)	(136)	(8,780)
Recoveries	315	59	443	—	10	222	103	1,152
Net (charge-offs)	(6,763)	(776)	242	—	(237)	(61)	(33)	(7,628)
Provision for loan losses	4,570	350	—	—	250	130	11	5,311
Balance, March 31, 2011	$19,613	$1,734	$1,642	$—	$444	$790	$226	$24,449

Period-end amount allocated to:
Loans individually evaluated for impairment	$739	$163	$—	$—	$85	$—	$—	$987
Loans collectively evaluated for impairment	18,874	1,571	1,642	—	359	790	226	23,462
Ending balance	$19,613	$1,734	$1,642	$—	$444	$790	$226	$24,449

Note 5 Long-Term Borrowings

Long-term borrowings consisted of the following at:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Callable national market repurchase agreements	$40,000	3.63%	$65,000	3.43%
FHLB putable non-amortizing, fixed rate advances	50,000	3.32%	60,000	3.28%
FHLB amortizing, fixed rate advances	16,652	3.61%	17,312	3.59%
Total long-term borrowings	$106,652	3.48%	$142,312	3.38%
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 3 to 10 years. In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years. After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. During the first quarter of 2012, Peoples prepaid $35.0 million of wholesale borrowings resulting in early termination fees of $3.1 million. The borrowings had a weighted-average cost of 3.09%.
The FHLB advances consist of various borrowings with original maturities ranging from 3 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty. The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance. If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee. At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty. For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity. After the initial period, the FHLB has the option to terminate the debt on a quarterly basis. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2011 Form 10-K, long-term FHLB advances are collateralized by assets owned by Peoples.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine Months Ending December 31, 2012	$1,747	3.76%
Year Ending December 31, 2013	2,225	3.67%
Year Ending December 31, 2014	1,721	3.55%
Year Ending December 31, 2015	1,466	3.55%
Year Ending December 31, 2016	1,257	3.56%
Thereafter	98,236	3.47%
Total long-term borrowings	$106,652	3.48%

Note 6 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2011	—	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares		2,000	748
Changes related to deferred compensation plan:
Purchase of treasury stock			1,320
Reissuance of treasury stock			(7,487)
Common shares issued under dividend reinvestment plan		5,165
Common shares issued under Board of Directors' compensation plan		—	(1,840)
Shares at March 31, 2012	—	11,129,412	607,864
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.  In 2009, Peoples’ Board of Directors created a series of preferred shares designated as Peoples’ Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and fixed 39,000 shares as the authorized number of such shares (the “Series A Preferred Shares”).  These Series A Preferred Shares subsequently were sold to the United States Department of the Treasury (the “U.S. Treasury”), along with a ten-year warrant (the “Warrant”) to purchase 313,505 Peoples common shares at an exercise price of $18.66 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $39 million in cash in connection with Peoples’ participation in the U.S. Treasury’s TARP Capital Purchase Program. The entire 39,000 Series A Preferred Shares were repurchased during 2011 at an aggregate price of $39 million.
On February 15, 2012, Peoples completed the repurchase of the Warrant for a purchase price of $1,200,724.
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2012:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Current period change, net of tax	(2,747)	25	(2,722)
Balance, March 31, 2012	$4,692	$(6,002)	$(1,310)

Note 7  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. All retirees are eligible for health benefits, however, Peoples is only pays 100% of the cost for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of medical benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.
The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	152	172	2	3
Expected return on plan assets	(196)	(280)	—	—
Amortization of net loss	39	8	(2)	(2)
Net periodic benefit cost	$(5)	$(100)	$—	$1

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
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes Peoples’ stock options outstanding at March 31, 2012:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	4,043	1.0	$21.71
$21.72	to	$23.58	35,815	0.8	22.32
$23.59	to	$25.94	30,946	0.3	23.93
$26.01	to	$27.74	29,876	2.2	27.08
$28.25	to	$28.26	20,961	3.3	28.25
$28.57	to	$30.00	25,236	2.7	29.02
Total			146,877	1.7	$25.61
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes Peoples’ SARs outstanding at March 31, 2012:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	5.3
$23.77	13,618	5.0
$29.25	10,784	4.2
Total	26,402	4.7
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2012, Peoples granted restricted shares to officers and key employees with a two-year time-based vesting period, a three-year time-based vesting period or a two-year performance-based vesting period. For the restricted shares subject to performance-based vesting, the restrictions on these restricted shares will lapse after two years upon the achievement of cumulative diluted earnings per common share of $2.83 for the three-year period ending December 31, 2013.

The following summarizes the changes to Peoples’ restricted common shares for the period ended March 31, 2012:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	26,544	$12.89	3,363	$13.14
Awarded	41,628	16.01	15,360	16.76
Released	2,000	14.29	—	—
Forfeited	1,428	14.73	858	16.98
Outstanding at March 31	64,744	$14.82	17,865	$16.07

For the three months ended March 31, 2012, the total intrinsic value of restricted common shares released was $32,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Total stock-based compensation	$226	$33
Recognized tax benefit	(79)	(12)
Net expense recognized	$147	$21
Total unrecognized stock-based compensation expense related to unvested awards was $921,000 at March 31, 2012, which will be recognized over a weighted-average period of 1.8 years.

Note 9  Earnings Per Common Share

The calculations of basic and diluted earnings per common share was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2012	2011
Distributed earnings allocated to common stock	$1,165	$1,055
Undistributed earnings allocated to common stock	5,458	290
Net earnings allocated to common shareholders	$6,623	$1,345

Weighted-average common shares outstanding	10,513,388	10,471,819
Effect of potentially dilutive common shares	—	5,541
Total weighted-average diluted common shares outstanding	10,513,388	10,477,360

Earnings per common share:
Basic	$0.63	$0.13
Diluted	$0.63	$0.13
Restricted shares, stock options and SARs covering 188,212 and 248,093 common shares were excluded from the calculations for the three months ended March 31, 2012 and 2011, respectively, since they were anti-dilutive.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2012	2011
SIGNIFICANT RATIOS
Return on average stockholders' equity	12.90%	3.47%
Return on average common stockholders' equity	12.90%	2.83%
Return on average assets	1.48%	0.42%
Net interest margin	3.41%	3.43%
Efficiency ratio (a)	65.47%	65.21%
Average stockholders' equity to average assets	11.49%	11.96%
Average loans to average deposits	69.11%	70.24%
Dividend payout ratio	17.61%	78.60%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	2.16%	3.41%
Nonperforming assets as a percent of total assets (b)(c)	1.18%	2.04%
Allowance for loan losses to loans net of unearned interest (c)	2.25%	2.58%
Allowance for loan losses to nonperforming loans (b)(c)	103.69%	75.56%
Provision for loan losses to average loans (annualized)	(0.91)%	2.24%
Net charge-offs as a percentage of average loans (annualized)	0.14%	3.21%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	13.82%	11.72%
Tier 1 capital ratio	15.86%	15.25%
Total risk-based capital ratio	17.20%	16.60%
Leverage ratio	10.05%	9.81%
Tangible equity to tangible assets (d)	8.28%	8.39%
Tangible common equity to tangible assets (d)	8.28%	7.36%
Tangible assets (d)	$1,741,494	$1,736,825
Tangible equity (d)	144,237	145,720
Tangible common equity (d)	$144,237	$127,870
PER COMMON SHARE DATA
Earnings (loss) per share – Basic	$0.63	$0.13
Earnings (loss) per share – Diluted	0.63	0.13
Cash dividends declared per share	0.11	0.10
Book value per share (c)	19.83	18.39
Tangible book value per share (c) (d)	$13.71	$12.21
Weighted-average common shares outstanding – Basic	10,513,388	10,471,819
Weighted-average common shares outstanding – Diluted	10,513,388	10,477,360
Common shares outstanding at end of period	10,521,548	10,474,507

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

(7)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated and to be promulgated thereunder, which may subject Peoples and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their businesses;

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

(15)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks may prove inadequate, which if proven inadequate, would adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2011 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 44 financial service locations and 42 ATMs in southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2012, which were unchanged from the policies disclosed in Peoples’ 2011 Form 10-K.
Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2011 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  Peoples performs its required annual impairment test as of June 30 each year.
At June 30, 2011, management’s analysis of goodwill indicated a decline in the fair value of Peoples’ single reporting unit of 29% or more would result in goodwill impairment. The analysis also indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit resulting in goodwill impairment: (1) a 30% sustained decline in future cash flows or (2) a 350 basis point increase in the discount rate.
Since June 30, 2011, Peoples' market capitalization has continued to be less than its book value, which management considers to be an indicator of possible goodwill impairment. During this same period, there has been significant improvement in Peoples' loan related credit losses. Management expects these favorable trends will continue in future periods, which would have a positive impact on Peoples' future cash flows. Additionally, the market value of Peoples' common shares improved 56% between June 30, 2011 and March 31, 2012. Management considered the results of the 2011 annual impairment analysis and these improvements as evidence that goodwill was not impaired as of March 31, 2012.

 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
In the first quarter of 2012, Peoples prepaid $35 million of wholesale borrowings using short-term funds, which resulted in prepayment charges of $3.1 million. These borrowings had an average cost of 3.09% and consisted of both term repurchase agreements and advances from the Federal Home Loan Bank. The impact of the prepayment charges on first quarter earnings was offset by $3.2 million in gains from the sale of $60.5 million in investment securities. The securities sold were primarily mortgage-backed securities issued by U.S. government-sponsored agencies. The proceeds of these investment securities sales were reinvested into other securities with similar duration and yield.

◦
In 2009, Peoples received $39.0 million of new equity capital under the U.S. Treasury’s TARP Capital Purchase Program. The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant to purchase common shares sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”). On February 2, 2011, Peoples repurchased $21.0 million of the preferred shares held by the U.S. Treasury and the remaining $18.0 million were repurchased on December 28, 2011 (collectively, the "TARP Capital Redemption"). On February 15, 2012, Peoples completed the repurchase of the warrant for an aggregate price of $1.2 million, which was recognized as a direct reduction in the common stock component of Peoples' stockholders' equity.

◦
Since the second quarter of 2011, Peoples has experienced generally improving trends in several asset quality metrics, after a three-year trend of higher credit losses and non-performing assets than Peoples' long-term historical levels. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in lower provisions for loan losses. However, unfavorable economic conditions within Peoples' market area, coupled with sustained weakness in commercial real estate values, continues to place stress on certain industries and segments of Peoples' loan portfolio, such as the hospitality sector.

◦
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from the Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board continues to indicate there is the potential for these short-term rates to remain unchanged until late 2014.

◦
Since late 2008, the Federal Reserve Board has taken various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions have included the buying and selling of mortgage-backed and other debt securities through its open market operations. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and during the third quarter of 2011, while moderate steepening occurred in the second half of 2009 and late 2010.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Net income available to common shareholders was $6.7 million, or $0.63 per diluted common share for the first quarter of 2012, compared to $1.3 million and $0.13 per diluted common share a year ago and $3.5 million, or $0.33 per diluted common share for the fourth quarter of 2011 (or "linked quarter"). The earnings improvement during the first quarter of 2012 was driven by a mix of improved operating performance, plus the impact of continued asset quality improvement.

In the first quarter of 2012, Peoples recorded a $2.1 million recovery of loan losses, as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded a $0.5 million recovery of loan losses in the linked quarter, which was more than offset by a net loss of $0.9 million on OREO, and recorded a provision for loan losses of $5.3 million for the first quarter of 2011.
Net interest income was $13.4 million for the first quarter of 2012, comparable to the prior year quarter and modestly lower than linked quarter, while net interest margin was 3.41%, versus 3.43% and 3.49% for the first and fourth quarter of 2011, respectively. Downward pressure on asset yields was the primary reason for the lower net interest income and margin in the first quarter of 2012. A significant contributing factor to the linked quarter decline in net interest income and margin was $215,000, or 5 basis points of margin, in additional investment accretion income recognized in the fourth quarter of 2011.
Non-interest income, which excludes gains and losses, totaled $9.1 million for quarter ended March 31, 2012, up 8% over the prior year quarter and up 10% on a linked quarter basis. The year-over-year improvement was due to strong revenue generation in nearly every major category. The linked quarter growth was driven mostly by recognition of annual performance-based insurance revenues, as a normal seasonal decline in deposit service charges offset higher revenue generated from trust, insurance and investment sales and debit card usage by customers.
In the first quarter of 2012, total non-interest expense was $15.0 million, 3% higher than the prior year quarter but 9% lower than the linked quarter. Most of the increase over the prior year was due to higher sales and incentive compensation costs, corresponding with the stronger first quarter results. Partially offsetting these additional costs was significantly lower FDIC insurance costs resulting from the change in assessment methodology during 2011. The linked quarter decline primarily reflected the actions taken in the second half of 2011 to right-size staffing levels and improve overall operating efficiency.
Total assets were $1.81 billion at March 31, 2012 versus $1.79 billion at year-end 2011, with the increase due entirely to higher net loan balances. At March 31, 2012, gross portfolio loan balances were $944.1 million, up $5.6 million since year-end 2011. The growth occurred as a result of commercial lending opportunities within Peoples' market area, which was partially offset by the payoff of two unrelated nonperforming commercial real estate loans totaling $8.1 million. The allowance for loan losses decreased $2.5 million to $21.2 million, or 2.25% of gross loans, compared to $23.7 million and 2.53% at December 31, 2011.
Total liabilities increased $9.8 million during the three months ended March 31, 2012, to $1.60 billion. Retail deposit balances increased $57.5 million since year-end 2011 split evenly between interest-bearing and non-interest-bearing deposits. A portion of this growth was the result of normal seasonal increases in governmental/public funds and consumer deposit balances. At March 31, 2012, total borrowed funds were $174.2 million, down $42.4 million compared to the prior year-end, as Peoples repaid $35 million in long-term borrowing during the quarter.
At March 31, 2012, total stockholders' equity was $208.7 million, up $2.0 million since December 31, 2011. Earnings exceeded dividends declared by $5.5 million. The resulting increase in stockholders' equity was mostly offset by the impact of Peoples repurchasing the warrant previously held by the U.S. Treasury. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 13.82% at March 31, 2012, while the Total Capital ratio was 17.20% versus 16.20% at December 31, 2011.
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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$6,280	$4	0.25%	$8,623	$4	0.22%	$20,204	$11	0.22%
Investment Securities (1):
Taxable	646,847	5,553	3.40%	639,318	5,958	3.73%	617,915	6,248	4.04%
Nontaxable (2)	36,057	525	5.82%	37,232	560	6.01%	41,323	654	6.33%
Total investment securities	682,904	6,078	3.56%	676,550	6,518	3.85%	659,238	6,902	4.19%
Loans (3):
Commercial	612,717	7,224	4.74%	614,434	7,510	4.85%	630,087	7,835	5.04%
Real estate (4)	243,972	3,140	5.09%	244,520	3,226	5.28%	249,918	3,353	5.37%
Consumer	89,541	1,425	6.40%	89,644	1,489	6.59%	83,419	1,516	7.37%
Total loans	946,230	11,789	5.00%	948,598	12,225	5.12%	963,424	12,704	5.33%
Less: Allowance for loan losses	(24,429)			(25,695)			(28,338)
Net loans	921,801	11,789	5.14%	922,903	12,225	5.27%	935,086	12,704	5.49%
Total earning assets	1,610,985	17,871	4.45%	1,608,076	18,747	4.64%	1,614,528	19,617	4.89%
Intangible assets	64,425			64,451			64,820
Other assets	131,331			137,664			145,379
Total assets	$1,806,741			$1,810,191			$1,824,727
Deposits:
Savings accounts	$147,420	$21	0.06%	$136,665	$20	0.06%	$128,784	$55	0.17%
Interest-bearing demand accounts	247,557	269	0.44%	238,860	267	0.44%	232,932	622	1.08%
Money market accounts	264,808	126	0.19%	264,378	135	0.20%	278,664	245	0.36%
Brokered deposits	61,443	528	3.46%	64,396	549	3.38%	81,688	632	3.14%
Retail certificates of deposit	400,444	1,603	1.61%	415,887	1,968	1.88%	426,917	2,431	2.31%
Total interest-bearing deposits	1,121,672	2,547	0.91%	1,120,186	2,939	1.04%	1,148,985	3,985	1.41%
Borrowed Funds:
Short-term FHLB advances	15,267	4	0.09%	10,741	2	0.07%	1,401	1	0.14%
Retail repurchase agreements	42,242	15	0.15%	39,933	16	0.16%	44,923	34	0.31%
Total short-term borrowings	57,509	19	0.13%	50,674	18	0.14%	46,324	35	0.30%
Long-term FHLB advances	73,578	617	3.37%	78,343	661	3.35%	88,901	764	3.49%
Wholesale repurchase agreements	56,923	502	3.49%	65,000	569	3.43%	65,000	546	3.36%
Other borrowings	22,605	495	8.66%	22,596	499	8.64%	22,570	492	8.73%
Total long-term borrowings	153,106	1,614	4.20%	165,939	1,729	4.10%	176,471	1,802	4.11%
Total borrowed funds	210,615	1,633	3.09%	216,613	1,747	3.17%	222,795	1,837	3.32%
Total interest-bearing liabilities	1,332,287	4,180	1.26%	1,336,799	4,686	1.39%	1,371,780	5,822	1.72%
Non-interest-bearing deposits	247,487			236,405			222,656
Other liabilities	19,350			12,248			12,001
Total liabilities	1,599,124			1,585,452			1,606,437
Preferred equity	—			17,104			25,245
Common equity	207,617			207,635			193,045
Total stockholders’ equity	207,617			224,739			218,290
Total liabilities and
stockholders’ equity	$1,806,741			$1,810,191			$1,824,727
Interest rate spread		$13,691	3.19%		$14,061	3.25%		$13,795	3.17%
Net interest margin			3.41%			3.49%			3.43%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Net interest income, as reported	$13,432	$13,789	$13,495
Taxable equivalent adjustments	259	272	300
Fully tax-equivalent net interest income	$13,691	$14,061	$13,795
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2012 Compared to
(Dollars in thousands)	December 31, 2011			March 31, 2011
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$4	$(4)	$—	$10	$(17)	$(7)
Investment Securities: (2)
Taxable	(853)	448	(405)	(2,349)	1,654	(695)
Nontaxable	(18)	(17)	(35)	(50)	(79)	(129)
Total investment income	(871)	431	(440)	(2,399)	1,575	(824)
Loans:
Commercial	(254)	(32)	(286)	(418)	(193)	(611)
Real estate	(74)	(12)	(86)	(145)	(68)	(213)
Consumer	(62)	(2)	(64)	(638)	547	(91)
Total loan income	(390)	(46)	(436)	(1,201)	286	(915)
Total interest income	(1,257)	381	(876)	(3,590)	1,844	(1,746)
INTEREST EXPENSE:
Deposits:
Savings accounts	(3)	4	1	(80)	46	(34)
Interest-bearing demand accounts	(21)	23	2	(606)	253	(353)
Money market accounts	(10)	1	(9)	(107)	(12)	(119)
Brokered certificates of deposit	58	(79)	(21)	339	(443)	(104)
Retail certificates of deposit	(290)	(75)	(365)	(687)	(141)	(828)
Total deposit cost	(266)	(126)	(392)	(1,141)	(297)	(1,438)
Borrowed funds:
Short-term borrowings	(2)	3	1	(19)	3	(16)
Long-term borrowings	24	(139)	(115)	91	(279)	(188)
Total borrowed funds cost	22	(136)	(114)	72	(276)	(204)
Total interest expense	(244)	(262)	(506)	(1,069)	(573)	(1,642)
Net interest income	$(1,013)	$643	$(370)	$(2,521)	$2,417	$(104)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

A key driver of to the linked quarter decline in net interest income and margin was $215,000, or 5 basis points of margin, in additional investment accretion income recognized in the fourth quarter of 2011. This income was recognized in connection with the accelerated payoff of a single collateral mortgage-obligation security. Asset yields continue to face downward pressure due to the sustained low interest rate environment.
Peoples' funding costs have benefited from the maturity of $81 million in high-cost CDs which were replaced with lower-cost funds. Most of these CDs were part of a special product offering in 2008 and had an average cost of 3.73%. The majority of these high-cost CDs matured during the final two quarters of 2011, with $22.0 million at an average rate of 4.22% maturing during the first quarter of 2012.
Modest loan growth late in the first quarter of 2012, coupled with the expectation of flat to increasing balances during the second quarter, should help stabilize average earning assets and ease some of the net interest margin pressure. The first quarter 2012 debt restructuring will result in a reduction in future interest expense equal to approximately 6 basis points of margin.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
(Recovery of) provision for checking account overdrafts	$(12)	$147	$11
(Recovery of) provision for other loan losses	(2,125)	(620)	5,300
Net (recovery of) provision for loan losses	$(2,137)	$(473)	$5,311
As a percentage of average gross loans (a)	(0.91)%	(0.20)%	2.24%
(a) Presented on an annualized basis
The provision for loan losses reflects amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The lower provision for loan losses during the first quarter of 2012 was driven mostly by continued improving trends in various credit quality metrics, including historical loss trends and level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.
Net Other Gains (Losses)
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Net gain (loss) on OREO	$56	$(869)	$57
Gain (loss) on loans held-for-sale		—	—
Loss on debt extinguishment	(3,111)	—	—
Net (loss) gain on bank premises and equipment	(7)	60	3
Net other gains (losses)	$(3,062)	$(809)	$60
The net gain on OREO for the first quarter of 2012 was the result of the sale of a single commercial property. In comparison, net losses were incurred in the fourth quarter of 2011, due to write-downs on commercial properties whose fair value had declined.

Non-Interest Income
Insurance income comprised the largest portion of first quarter 2012 non-interest income, due to the recognition of annual performance-based revenue.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Property and casualty insurance commissions	$1,823	$1,709	$1,678
Performance-based commissions	919	—	943
Life and health insurance commissions	127	170	161
Credit life and A&H insurance commissions	23	36	30
Other fees and charges	59	29	20
Total insurance income	$2,951	$1,944	$2,832
Peoples' property and casualty insurance commission income benefited from a high retention rate for existing insurance customers and, to a lesser extent, improving pricing margins within the industry. The performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,740	$2,130	$1,718
Account maintenance fees	321	350	253
Other fees and charges	176	29	203
Total deposit account service charges	$2,237	$2,509	$2,174
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. Account maintenance fees continue to benefit from Peoples' new consumer checking account product offering and pricing structure implemented during the first quarter of 2011.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Fiduciary	$1,069	$1,101	$1,039
Brokerage	427	328	286
Total trust and investment income	$1,496	$1,429	$1,325

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2010	March 31, 2011
(Dollars in thousands)
Trust assets under management	$853,444	$821,659	$776,165	$846,052	$852,972
Brokerage assets under management	284,453	262,196	249,550	265,384	260,134
Total managed assets	$1,137,897	$1,083,855	$1,025,715	$1,111,436	$1,113,106
Quarterly average	$1,116,327	$1,061,484	$1,077,804	$1,119,484	$1,105,329

Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas.
First quarter 2012 mortgage banking income, while significantly higher than the last year's first quarter, was down 16% on a linked quarter basis. The fluctuations correspond with changes in refinancing activity, which are driven by mortgage interest rates available in the secondary market and customer preference for long-term, fixed rate loans. In the first quarter of 2012, Peoples sold approximately $23 million of loans to the secondary market compared to $33 million in the linked quarter and $16 million for the first quarter of 2011.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Base salaries and wages	$5,148	$5,619	$5,276
Sales-based and incentive compensation	1,345	1,368	986
Employee benefits	1,233	1,916	945
Stock-based compensation	226	124	33
Deferred personnel costs	(435)	(380)	(292)
Payroll taxes and other employment costs	728	698	679
Total salaries and employee benefit costs	$8,245	$9,345	$7,627
Full-time equivalent employees:
Actual at end of period	499	513	543
Average during the period	506	528	538

For the three months ended March 31, 2012, base salaries and wages were lower than prior periods, due to the reduction in full-time equivalent employees over the prior two quarters as part of Peoples' expense management efforts. Sales-based and incentive compensation was impacted by significantly higher expense accruals in both the first quarter of 2012 and fourth quarter of 2011 associated with corporate incentive plans, which are tied in part to Peoples' performance. Employee benefit costs for the first quarter of 2012 benefited from the non-recurrence of pension settlement charges. As previously disclosed in Peoples' 2011 Form 10-K, Peoples incurred settlement charges in the third and fourth quarters of 2011. Management believes pension settlement charges are likely to occur later in 2012. Compared to the prior year first quarter, employee benefit costs were impacted by higher employee medical benefit plan expenses.
During the first quarter of 2012, Peoples granted equity-based incentive awards to officers and key employees with both time-based and performance-based vesting conditions. These awards were granted based upon Peoples and the individuals achieving certain performance goals during 2011. Stock-based compensation expense for the first quarter of 2012 included the entire cost of those awards with time-based vesting which were granted to employees eligible for retirement on the grant date. The cost of the remaining awards is being recognized over the two-year vesting period. As a result, stock-based compensation expense is expected to be lower in future quarters absent additional grants.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
(Dollars in thousands)
Depreciation	$496	$488	$489
Repairs and maintenance costs	312	418	416
Net rent expense	239	217	225
Property taxes, utilities and other costs	385	336	371
Total net occupancy and equipment expense	$1,432	$1,459	$1,501

In the first quarter of 2012, professional fees were down compared to the linked quarter. The key driver of this variance was the timing of external legal services for problem loan workouts and external consulting services for various strategic initiatives. Contributing to the higher year-over-year professional fees in 2012 has been the ongoing costs related to Peoples' new Power checking product, which was introduced at the start of 2011.
Marketing expense, which includes advertising, donation and other public relations costs, was up $147,000 over the prior year first quarter but $185,000 lower than the linked quarter. These variances were the result of contributions made to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. In the first quarter of 2012, Peoples made a $100,000 contribution compared to a $200,000 contribution in the fourth quarter of 2011.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 65.47% for the first quarter of 2012, comparable with a year ago but lower than 73.53% for the linked quarter. This ratio was in line with management's targeted range of 66% to 68% for 2012.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense. Consistent with US GAAP, the calculation of PPNR includes all gains and losses arising from normal operating activities, such as the sale of loans and OREO as well as the disposal of bank premises and equipment. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measures to the amounts reported in Peoples' consolidated financial statements:

	Three months ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011

Pre-Provision Net Revenue:
Income before income taxes	$9,736	$5,177	$2,360
Add: provision for loan losses	—	—	5,311
Add: loss on debt extinguishment	(3,111)	—	—
Less: recovery of loan losses	(2,137)	(473)	—
Less: net gain on securities transactions	3,163	—	360
Pre-provision net revenue	$7,547	$4,704	$7,311

Pre-provision net revenue	7,547	4,704	7,311
Total average assets	1,806,741	1,810,191	1,824,727

Pre-provision net revenue to average assets	1.68%	1.03%	1.62%
Income Tax Expense
For the three months ended March 31, 2012, Peoples recorded income tax expense of $3.1 million, for an effective tax rate of 31.6%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $491,000 for the same period in 2011, for an effective tax rate of 20.8%. The key driver of the higher effective tax rate was the year-over-year increase in pre-tax earnings.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2012, Peoples' interest-bearing deposits in other banks included $4.8 million in excess cash reserves at the Federal Reserve Bank, compared to $4.4 million at December 31, 2011. This increase was the result of the change in Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.

Through three months of 2012, Peoples' total cash and cash equivalents decreased $1.0 million, as cash used in Peoples' investing activities exceeded the $8.4 million of cash generated by operating activities. Investing activities used $9.0 million of cash to fund the $5.9 million net loan growth, while purchases of investment securities exceeded the proceeds from sales and principal payments by $3.9 million. Within Peoples' financing activities, deposit growth generated $47.4 million of cash which was used primarily to reduce borrowed funds by $45.5 million and to repurchase the warrant held by the U.S Treasury.
In comparison, Peoples’ operating activities in the three months of 2011 provided net cash of $13.3 million, while investing and financing activities used $16.1 million and $38.2 million, respectively, producing a $41.0 million decrease in total cash and cash equivalents. Net cash used by investing activities consisted primarily of purchases of securities in the investment portfolio. The TARP Capital Redemption and a $15.0 million reduction in borrowed funds produced the net cash used by financing activities.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Available for sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$31	$32	$34	$36	$38
U.S. government sponsored agencies	702	13,037	13,004	12,321	12,084
States and political subdivisions	34,175	35,745	38,112	38,091	38,401
Residential mortgage-backed securities	522,659	527,003	539,094	540,931	523,844
Commercial mortgage-backed securities	36,230	37,289	36,401	35,288	41,189
Bank-issued trust preferred securities	12,901	12,211	12,681	13,385	13,266
Equity securities	3,338	3,254	3,333	3,546	3,318
Total fair value	$610,036	$628,571	$642,659	$643,598	$632,140
Total amortized cost	$602,817	$617,128	$633,279	$638,667	$635,218
Net unrealized gain (loss)	$7,219	$11,443	$9,380	$4,931	$(3,078)

Held to maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	3,524	3,525	2,966	2,966	2,965
Residential mortgage-backed securities	23,902	12,776	—	—	—
Commercial mortgage-backed securities	6,872	—	—	—	—
Total amortized cost	$34,298	$16,301	$2,966	$2,966	$2,965

Total investment portfolio:
Amortized cost	$637,115	$633,429	$636,245	$641,633	$638,183
Carrying value	$644,334	$644,872	$645,625	$646,564	$635,105
Peoples has maintained the size of its investment portfolio over the last several quarters due to the lack of meaningful loan growth. In the first quarter of 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase. For each security, management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.
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

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Residential	$52,900	$58,660	$68,686	$87,697	$101,760
Commercial	1,170	1,288	1,407	1,663	2,734
Total fair value	$54,070	$59,948	$70,093	$89,360	$104,494
Total amortized cost	$53,125	$59,148	$68,690	$86,747	$102,295
Net unrealized gain	$945	$800	$1,403	$2,613	$2,199

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, which caused the decline in this portion of the portfolio compared to June 30, 2011. Additionally, management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in prior quarters. At March 31, 2012, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated in 2003 or earlier and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Gross portfolio loans:
Commercial real estate	$394,034	$410,352	$424,741	$411,355	$413,011
Commercial and industrial	150,431	140,857	140,058	145,625	147,825
Real estate construction	43,510	30,577	26,751	29,259	38,154
Residential real estate	218,745	219,619	222,374	215,242	215,040
Home equity lines of credit	48,067	47,790	48,085	48,148	48,281
Consumer	86,965	87,531	87,072	88,345	84,078
Deposit account overdrafts	2,351	1,780	1,712	2,145	1,640
Total portfolio loans	$944,103	$938,506	$950,793	$940,119	$948,029
Percent of loans to total loans:
Commercial real estate	41.8%	43.7%	44.6%	43.8%	43.5%
Commercial and industrial	15.9%	15.0%	14.7%	15.5%	15.6%
Real estate construction	4.6%	3.3%	2.8%	3.1%	4.0%
Residential real estate	23.2%	23.4%	23.4%	22.9%	22.7%
Home equity lines of credit	5.1%	5.1%	5.1%	5.1%	5.1%
Consumer	9.2%	9.3%	9.2%	9.4%	8.9%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$281,015	$275,715	$262,992	$259,352	$258,626

During the first quarter of 2012, commercial real estate loan balances decreased as a result of payoffs on two impaired relationships with aggregate principal balances of $8.1 million. Commercial lending opportunities within Peoples' primary market area was the driver of the higher commercial and industrial loan balances since year-end 2011. The majority of Peoples' residential mortgage originations continue to be sold to the secondary market, due to customer preference for long-term, fixed-rate loans. Consumer lending remains a major emphasis of Peoples' lending activity.
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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2012:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Real Estate Construction Loans:
Assisted living facilities and nursing homes	$17,794	$2,653	$20,447	33.2%
Health care facilities	8,534	4,006	12,540	20.3%
Apartment complexes	5,224	3,355	8,579	13.9%
Restaurants	3,248	183	3,431	5.6%
Mixed commercial use facilities - non-owner occupied	3,204	282	3,486	5.7%
Other	5,506	7,639	13,145	21.3%
Total real estate construction	$43,510	$18,118	$61,628	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$65,115	$25	$65,140	16.2%
Apartment complexes	51,804	327	52,131	13.0%
Light industrial facilities:
Owner occupied	26,103	1,199	27,302	6.8%
Non-owner occupied	9,664	—	9,664	2.4%
Total light industrial facilities	35,767	1,199	36,966	9.2%
Office buildings and complexes:
Owner occupied	6,845	77	6,922	1.7%
Non-owner occupied	26,802	142	26,944	6.7%
Total office buildings and complexes	33,647	219	33,866	8.4%
Retail facilities:
Owner occupied	11,571	98	11,669	2.9%
Non-owner occupied	19,594	367	19,961	5.0%
Total retail facilities	31,165	465	31,630	7.9%
Mixed commercial use facilities:
Owner occupied	10,381	216	10,597	2.6%
Non-owner occupied	14,251	13	14,264	3.6%
Total mixed commercial use facilities	24,632	229	24,861	6.2%
Assisted living facilities and nursing homes	20,515	—	20,515	5.1%
Day care facilities:
Owner occupied	8,239	45	8,284	2.1%
Non-owner occupied	11,792	—	11,792	2.9%
Total day care facilities	20,031	45	20,076	5.0%
Restaurant facilities:
Owner occupied	11,263	295	11,558	2.9%
Non-owner occupied	2,489	—	2,489	0.6%
Total restaurant facilities	13,752	295	14,047	3.5%
Other	97,606	4,098	101,704	25.5%
Total commercial real estate	$394,034	$6,902	$400,936	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state was less than $4.0 million at both March 31, 2012 and December 31, 2011.

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

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Commercial real estate	$17,496	$18,947	$20,085	$19,361	$19,613
Commercial and industrial	1,457	2,434	2,363	3,069	1,734
Residential real estate	1,216	1,119	1,421	1,187	1,642
Home equity lines of credit	477	541	548	552	444
Consumer	423	449	574	783	790
Deposit account overdrafts	180	227	222	214	226
Total allowance for loan losses	$21,249	$23,717	$25,213	$25,166	$24,449
As a percentage of total loans	2.25%	2.53%	2.65%	2.68%	2.58%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. At March 31, 2012, the allowance for loan losses was lower than the prior year-end, reflecting the sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful. Net charge-offs also remained below 1% of average loans for the fourth consecutive quarter. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$1,957	$1,534	$440	$2,197	$7,078
Commercial and industrial	—	29	67	102	835
Residential real estate	207	340	296	756	201
Real estate construction	—	—	—	—	—
Home equity lines of credit	71	21	15	83	247
Consumer	214	252	229	175	283
Deposit account overdrafts	122	176	195	157	136
Total gross charge-offs	2,571	2,352	1,242	3,470	8,780
Recoveries:
Commercial real estate	1,606	1,016	93	1,045	315
Commercial and industrial	48	101	83	487	59
Residential real estate	304	38	29	126	443
Real estate construction	—	—	—	—	—
Home equity lines of credit	7	14	11	16	10
Consumer	188	126	170	168	222
Deposit account overdrafts	87	34	38	50	103
Total recoveries	2,240	1,329	424	1,892	1,152
Net charge-offs (recoveries):
Commercial real estate	351	518	347	1,152	6,763
Commercial and industrial	(48)	(72)	(16)	(385)	776
Residential real estate	(97)	302	267	630	(242)
Real estate construction	—	—	—	—	—
Home equity lines of credit	64	7	4	67	237
Consumer	26	126	59	7	61
Deposit account overdrafts	35	142	157	107	33
Total net charge-offs	$331	$1,023	$818	$1,578	$7,628
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	0.15%	0.22%	0.15%	0.49%	2.84%
Commercial and industrial	(0.02)%	(0.03)%	(0.01)%	(0.16)%	0.33%
Residential real estate	(0.04)%	0.13%	0.11%	0.27%	(0.10)%
Real estate construction	—%	—%	—%	—%	—%
Home equity lines of credit	0.03%	—%	—%	0.03%	0.10%
Consumer	0.01%	0.05%	0.02%	—%	0.03%
Deposit account overdrafts	0.01%	0.06%	0.07%	0.04%	0.01%
Total	0.14%	0.43%	0.34%	0.67%	3.21%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	20	—	37
Residential real estate	—	—	126	124	—
Total	—	—	146	124	37
Nonaccrual loans:
Commercial real estate	12,906	20,587	22,657	27,455	27,934
Commercial and industrial	1,949	2,262	2,468	1,325	1,536
Residential real estate	3,805	3,440	3,996	1,784	1,906
Real estate construction	—	—	—	—	—
Home equity	200	349	271	283	361
Consumer	—	—	2	—	—
Total	18,860	26,638	29,394	30,847	31,737
Troubled debt restructurings:
Commercial real estate	1,302	2,959	3,001	—	—
Residential real estate	330	425	562	574	585
Total	1,632	3,384	3,563	574	585
Total nonperforming loans (NPLs)	20,492	30,022	33,103	31,545	32,359
Other real estate owned (OREO)
Commercial	869	2,194	3,552	3,546	4,220
Residential	—	—	115	—	180
Total	869	2,194	3,667	3,546	4,400
Total nonperforming assets (NPAs)	$21,361	$32,216	$36,770	$35,091	$36,759
NPLs as a percent of total loans	2.16%	3.19%	3.47%	3.35%	3.41%
NPAs as a percent of total assets	1.18%	1.80%	2.04%	1.95%	2.04%
NPAs as a percent of gross loans and OREO	2.25%	3.41%	3.84%	3.71%	3.85%
Allowance for loan losses as a percent of NPLs	103.69%	79.00%	76.16%	79.78%	75.56%
The decrease in nonperforming commercial real estate loans during the first quarter of 2012 occurred largely as a result of two loans with aggregate balances of $8.1 million at year-end 2011 being paid off. This reduction also drove a decrease in total criticized loan, which were down 17% at March 31, 2012 versus year-end 2011.
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
Overall, management believes the allowance for loan losses was adequate at March 31, 2012, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Interest-bearing deposits:
Retail certificates of deposit	$392,503	$411,247	$415,190	$421,167	$420,828
Money market deposit accounts	255,907	268,410	254,012	264,677	270,574
Governmental/public funds	161,798	122,916	140,357	150,319	149,961
Savings accounts	155,097	138,383	132,182	133,352	132,323
Interest-bearing demand accounts	110,731	106,233	100,770	99,324	97,561
Total retail interest-bearing deposits	1,076,036	1,047,189	1,042,511	1,068,839	1,071,247
Brokered certificates of deposits	54,069	64,054	64,470	67,912	70,522
Total interest-bearing deposits	1,130,105	1,111,243	1,106,981	1,136,751	1,141,769
Non-interest-bearing deposits	268,444	239,837	235,585	222,075	219,175
Total deposits	$1,398,549	$1,351,080	$1,342,566	$1,358,826	$1,360,944
During the first quarter of 2012, Peoples maintained its recent deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as certificates of deposit (“CDs”) and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters.
First quarter 2012 non-interest-bearing deposit growth included a $12.1 million increase in commercial deposit balances. The higher balances reflect Peoples' increased focus on obtaining the deposit relationships of its commercial clients. Retail deposit balances also benefited from seasonal increases in governmental/public funds and consumer deposit balances, both savings and non-interest-bearing, which typically occur annually during the first quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Short-term borrowings:
FHLB advances	$—	$8,500	$17,300	$—	$—
Retail repurchase agreements	44,905	43,143	41,255	39,254	42,283
Total short-term borrowings	44,905	51,643	58,555	39,254	42,283
Long-term borrowings:
FHLB advances	66,652	77,312	78,970	86,703	86,907
National market repurchase agreements	40,000	65,000	65,000	65,000	65,000
Total long-term borrowings	106,652	142,312	143,970	151,703	151,907
Subordinated notes held by subsidiary trust	22,609	22,600	22,592	22,583	22,574
Total borrowed funds	$174,166	$216,555	$225,117	$213,540	$216,764
Peoples' short-term FHLB advances consisted entirely of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. The reduction in the long-term borrowings since year-end 2011 was due to Peoples prepaying a $10 million FHLB advance and $25 million of national market repurchase agreements during the first quarter of 2012. Peoples expects to continue using funds generated from other sources, such as retail deposit growth, to repay maturing long-term borrowings and to minimize the need for overnight borrowings.
Capital/Stockholders’ Equity
During the first three months of 2012, Peoples' total stockholders' equity and regulatory capital measures benefited from earnings exceeding dividends declared. The increase in stockholders' equity was partially offset by the impact of Peoples repurchasing the warrant previously issued to the U.S. Treasury at a cost of $1.2 million.

At March 31, 2012, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to work through the remaining asset quality issues plus provide capacity to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Capital Amounts:
Tier 1 common	$153,180	$142,521	$139,828	$136,842	$133,891
Tier 1	175,789	165,121	180,294	177,287	174,314
Total (Tier 1 and Tier 2)	190,694	180,053	195,485	192,663	189,672
Net risk-weighted assets	$1,108,633	$1,111,443	$1,127,976	$1,135,234	$1,142,758
Capital Ratios:
Tier 1 common	13.82%	12.82%	12.40%	12.05%	11.72%
Tier 1	15.86%	14.86%	15.98%	15.62%	15.25%
Total (Tier 1 and Tier 2)	17.20%	16.20%	17.33%	16.97%	16.60%
Leverage ratio	10.05%	9.45%	10.37%	10.10%	9.81%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial information since their calculation removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible common equity represents a conservative measure of the capacity for a company to incur losses but remain solvent. The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Tangible Equity:
Total stockholders' equity, as reported	$208,666	$206,657	$224,530	$218,527	$210,485
Less: goodwill and other intangible assets	64,429	64,475	64,489	64,602	64,765
Tangible equity	$144,237	$142,182	$160,041	$153,925	$145,720

Tangible Common Equity:
Tangible equity	$144,237	$142,182	$160,041	$153,925	$145,720
Less: preferred stockholders' equity	—	—	17,875	17,862	17,850
Tangible common equity	$144,237	$142,182	$142,166	$136,063	$127,870

Tangible Assets:
Total assets, as reported	$1,805,923	$1,794,161	$1,805,743	$1,802,703	$1,801,590
Less: goodwill and other intangible assets	64,429	64,475	64,489	64,602	64,765
Tangible assets	$1,741,494	$1,729,686	$1,741,254	$1,738,101	$1,736,825

Tangible Book Value per Share:
Tangible common equity	$144,237	$142,182	$142,166	$136,063	$127,870
Common shares outstanding	10,521,548	10,507,124	10,489,400	10,478,149	10,474,507

Tangible book value per share	$13.71	$13.53	$13.55	$12.99	$12.21

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Tangible Equity to Tangible Assets Ratio:
Tangible equity	$144,237	$142,182	$160,041	$153,925	$145,720
Tangible assets	$1,741,494	$1,729,686	$1,741,254	$1,738,101	$1,736,825

Tangible equity to tangible assets	8.28%	8.22%	9.19%	8.86%	8.39%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$144,237	$142,182	$142,166	$136,063	$127,870
Tangible assets	$1,741,494	$1,729,686	$1,741,254	$1,738,101	$1,736,825

Tangible common equity to tangible assets	8.28%	8.22%	8.16%	7.83%	7.36%
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2011 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
300	$9,579	18.7%	$7,061	13.9%	$(10,152)	(4.7)%	$(8,855)	(4.1)%
200	7,700	15.0%	6,250	12.3%	(615)	(0.3)%	2,036	0.9%
100	5,112	10.0%	4,548	9.0%	5,207	2.4%	7,728	3.6%
At March 31, 2012, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2011 Form 10-K.
At March 31, 2012, Peoples had liquid assets of $152.3 million, which represented 7.9% of total loans and unfunded commitments. This amount exceeded the minimal level of $38.8 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $54.8 million of unpledged securities not included in the measurement of liquid assets.
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

(Dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Home equity lines of credit	$40,499	$44,850	$44,481	$39,758	$40,293
Unadvanced construction loans	18,118	10,023	11,954	16,026	16,418
Other loan commitments	112,436	135,110	119,738	106,311	111,720
Loan commitments	171,053	189,983	176,173	162,095	168,431

Standby letters of credit	$39,862	$40,821	$41,269	$41,198	$41,553
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2011 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2012:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2012	163	(2)	$15.27	(2)	—	—
February 1 - 29, 2012	845	(2)	$16.57	(2)	—	—
March 1 - 31, 2012	312	(2)	$17.60	(2)	—	—
Total	1,320		$16.65		—	—

(1)
Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2012, due in part to the restrictions on stock repurchases imposed by the terms of the TARP Capital Investment.

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
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
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

PEOPLES BANCORP INC.

Date:	April 26, 2012	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 26, 2012	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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
Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A"

4.1	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

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

4.3
Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of 21,000 of the Fixed Rate Cumulative Preferred Stock, Series A issued by Peoples Bancorp Inc. to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772).

4.4
Letter Agreement, dated December 28, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of 18,000 of the Fixed Rate Cumulative Preferred Stock, Series A issued by Peoples Bancorp Inc. to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed December 29, 2011 (File No. 0-16772).

4.4
Letter Agreement, dated February 15, 2012, between Peoples Bancorp Inc. and the United States Department of the Treasury related to the repurchase of the Warrant to purchase 313,505 shares of common stock of Peoples Bancorp Inc. to the United States Department of the Treasury
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 16, 2012 (File No. 0-16772).

10.1	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [effective for the fiscal year beginning January 1, 2012]	Incorporated herein by reference to Exhibit 10.2(c) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples' 2011 Form 10-K")

10.2	Summary of Long Term Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]	Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

10.3	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

10.4
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

10.5
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

10.6
Form of Peoples Bancorp Inc. 2006 Equity Plan Time-Based Restricted Stock Agreement for executives used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Exhibit Number	Description	Exhibit Location
10.7
Form of Peoples Bancorp Inc. 2006 Equity Plan Time-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.2(d) to Peoples' 2011 Form 10-K.

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2012; (ix) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.