Form 10-Q
period 2012-06-30
PEOPLES BANCORP INC
filed 2012-07-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,683,712 common shares, without par value, at July 25, 2012.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,175	$32,346
Interest-bearing deposits in other banks	3,508	6,604
Total cash and cash equivalents	33,683	38,950
Available-for-sale investment securities, at fair value (amortized cost of $614,131 at June 30, 2012 and $617,128 at December 31, 2011)	623,986	628,571
Held-to-maturity investment securities, at amortized cost (fair value of $38,327 at June 30, 2012 and $16,705 at December 31, 2011)	37,172	16,301
Other investment securities, at cost	24,356	24,356
Total investment securities	685,514	669,228
Loans, net of deferred fees and costs	955,278	938,506
Allowance for loan losses	(19,925)	(23,717)
Net loans	935,353	914,789
Loans held for sale	5,173	3,271
Bank premises and equipment, net	23,754	23,905
Bank owned life insurance	49,388	49,384
Goodwill	62,852	62,520
Other intangible assets	2,531	1,955
Other assets	33,111	30,159
Total assets	$1,831,359	$1,794,161
Liabilities
Deposits:
Non-interest-bearing	$272,627	$239,837
Interest-bearing	1,145,669	1,111,243
Total deposits	1,418,296	1,351,080
Short-term borrowings	43,347	51,643
Long-term borrowings	106,471	142,312
Junior subordinated notes held by subsidiary trust	22,618	22,600
Accrued expenses and other liabilities	26,004	19,869
Total liabilities	1,616,736	1,587,504
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,134,025 shares issued at June 30, 2012 and 11,122,247 shares issued at December 31, 2011, including shares in treasury	166,401	166,969
Retained earnings	62,920	53,580
Accumulated other comprehensive income, net of deferred income taxes	430	1,412
Treasury stock, at cost, 607,071 shares at June 30, 2012 and 615,123 shares at December 31, 2011	(15,128)	(15,304)
Total stockholders’ equity	214,623	206,657
Total liabilities and stockholders’ equity	$1,831,359	$1,794,161

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$12,043	$12,389	$23,803	$25,067
Interest and dividends on taxable investment securities	4,939	6,163	10,446	12,366
Interest on tax-exempt investment securities	355	384	696	809
Other interest income	4	5	8	16
Total interest income	17,341	18,941	34,953	38,258
Interest Expense:
Interest on deposits	2,289	3,674	4,836	7,659
Interest on short-term borrowings	19	26	38	61
Interest on long-term borrowings	929	1,317	2,048	2,627
Interest on junior subordinated notes held by subsidiary trust	492	493	987	985
Total interest expense	3,729	5,510	7,909	11,332
Net interest income	13,612	13,431	27,044	26,926
(Recovery of) provision for loan losses	(1,120)	2,295	(3,257)	7,606
Net interest income after (recovery of) provision for loan losses	14,732	11,136	30,301	19,320
Other Income:
Deposit account service charges	2,230	2,454	4,467	4,628
Insurance income	2,438	2,165	5,389	4,997
Trust and investment income	1,449	1,409	2,945	2,734
Electronic banking income	1,464	1,284	2,952	2,505
Mortgage banking income	682	286	1,231	660
Bank owned life insurance	(4)	92	4	179
Net gain on investment securities	—	56	3,163	416
Net loss on asset disposals and other transactions	(43)	(556)	(3,105)	(496)
Other non-interest income	239	201	592	562
Total other income	8,455	7,391	17,638	16,185
Other Expenses:
Salaries and employee benefit costs	8,415	7,953	16,660	15,580
Net occupancy and equipment	1,503	1,472	2,935	2,973
Professional fees	1,204	1,013	2,017	1,808
Electronic banking expense	870	685	1,564	1,303
Data processing and software	485	453	972	916
Franchise tax	414	358	826	759
Communication expense	288	294	636	608
FDIC insurance	223	450	532	1,112
Foreclosed real estate and other loan expenses	255	224	476	574
Amortization of other intangible assets	109	152	216	314
Other non-interest expense	1,920	1,665	3,868	3,390
Total other expenses	15,686	14,719	30,702	29,337
Income before income taxes	7,501	3,808	17,237	6,168
Income tax expense	(2,471)	(887)	(5,550)	(1,378)
Net income	$5,030	$2,921	$11,687	$4,790
Preferred dividends	—	(238)	—	(761)
Net income available to common shareholders	$5,030	$2,683	$11,687	$4,029
Earnings per common share - basic	$0.47	$0.26	$1.10	$0.38
Earnings per common share - diluted	$0.47	$0.26	$1.10	$0.38
Weighted-average number of common shares outstanding - basic	10,524,429	10,478,362	10,518,909	10,475,109
Weighted-average number of common shares outstanding - diluted	10,524,429	10,507,895	10,518,929	10,492,712
Cash dividends declared on common shares	$1,175	$—	$2,347	$1,058
Cash dividends declared per common share	$0.11	$—	$0.22	$0.10
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$5,030	$2,921	$11,687	$4,790
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	2,638	8,066	1,575	8,484
Related tax expense	(923)	(2,823)	(551)	(2,969)
Less: reclassification adjustment for net gain included in net income	—	56	3,163	416
Related tax expense	—	(19)	(1,107)	(145)
Net effect on other comprehensive income (loss)	1,715	5,206	(1,032)	5,244
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	39	38	77	77
Related tax expense	(14)	(13)	(27)	(27)
Net effect on other comprehensive income	25	25	50	50
Total other comprehensive income (loss), net of tax	1,740	5,231	(982)	5,294
Total comprehensive income	$6,770	$8,152	$10,705	$10,084

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income			11,687			11,687
Other comprehensive loss, net of tax				(982)		(982)
Repurchase of common stock warrant		(1,201)				(1,201)
Common stock cash dividends declared			(2,347)			(2,347)
Reissuance of treasury stock for deferred compensation plan					137	137
Purchase of treasury stock					(48)	(48)
Common shares issued under dividend reinvestment plan		177				177
Common shares issued under Board of Directors' compensation plan		(29)			87	58
Stock-based compensation expense		485				485
Balance, June 30, 2012	$—	$166,401	$62,920	$430	$(15,128)	$214,623

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$17,593	$23,343
Investing activities:
Available-for-sale investment securities:
Purchases	(135,031)	(119,777)
Proceeds from sales	63,650	30,759
Proceeds from principal payments, calls and prepayments	70,516	61,577
Held-to-maturity investment securities:
Purchases	(23,241)	—
Proceeds from principal payments	2,278	—
Net (increase) decrease in loans	(17,467)	11,881
Net expenditures for premises and equipment	(1,146)	(656)
Proceeds from sales of other real estate owned	1,387	880
Business acquisitions, net of cash received	(125)	—
Investment in limited partnership and tax credit funds	(187)	(234)
Net cash used in investing activities	(39,366)	(15,570)
Financing activities:
Net increase in non-interest-bearing deposits	32,790	7,006
Net increase (decrease) in interest-bearing deposits	34,380	(9,826)
Net decrease in short-term borrowings	(8,296)	(12,255)
Payments on long-term borrowings	(38,951)	(5,999)
Repurchase of preferred shares and common stock warrant	(1,201)	(21,000)
Cash dividends paid on preferred shares	—	(675)
Cash dividends paid on common shares	(2,171)	(2,034)
Purchase of treasury stock	(48)	(69)
Proceeds from issuance of common shares	3	84
Net cash provided by (used in) financing activities	16,506	(44,768)
Net decrease in cash and cash equivalents	(5,267)	(36,995)
Cash and cash equivalents at beginning of period	38,950	74,644
Cash and cash equivalents at end of period	$33,683	$37,649

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2011 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2012, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2011, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2011 Form 10-K.
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
New Accounting Pronouncements: In June 2011, the FASB issued an accounting standards update with new guidance on the presentation of other comprehensive income (“OCI”). This standard was effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and was to be applied retrospectively. The amendment now requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in OCI, and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. Peoples adopted this new guidance on January 1, 2012, as required. As a result of the adoption, the components of OCI are presented in a separate statement following the Consolidated Statements of Income.

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
Assets measured at fair value on a recurring basis comprised the following at June 30, 2012:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Obligations of:
U.S. Treasury and government agencies	$30	$—	$30	$—
U.S. government sponsored agencies	648	—	648	—
States and political subdivisions	39,351	—	39,351	—
Residential mortgage-backed securities	525,391	11,340	514,051	—
Commercial mortgage-backed securities	42,410	—	42,410	—
Bank-issued trust preferred securities	12,744	—	12,744	—
Equity securities	3,412	3,241	171	—
Total available-for-sale securities	$623,986	$14,581	$609,405	$—
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$32	$—
U.S. government sponsored agencies	13,037	—	13,037	—
States and political subdivisions	35,745	—	35,745	—
Residential mortgage-backed securities	527,003	—	527,003	—
Commercial mortgage-backed securities	37,289	—	37,289	—
Bank-issued trust preferred securities	12,211	—	12,211	—
Equity securities	3,254	3,126	128	—
Total available-for-sale securities	$628,571	$3,126	$625,445	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2).
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2012, impaired loans with an aggregate outstanding principal balance of $5.6 million were measured and reported at a fair value of $3.9 million.  For the three and six months ended June 30, 2012, Peoples recognized losses on impaired loans of $1.3 million and $1.6 million, respectively, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,683	$33,683	$38,950	$38,950
Investment securities	685,514	686,669	669,228	669,632
Loans	940,526	854,552	918,060	828,477
Financial liabilities:
Deposits	$1,418,296	$1,430,361	$1,351,080	$1,363,742
Short-term borrowings	43,347	43,347	51,643	51,643
Long-term borrowings	106,471	118,905	142,312	157,553
Junior subordinated notes held by subsidiary trust	22,618	23,708	22,600	23,760
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

Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of:
U.S. Treasury and government agencies	$29	$1	$—	$30
U.S. government sponsored agencies	607	41	—	648
States and political subdivisions	36,188	3,178	(15)	39,351
Residential mortgage-backed securities	521,960	13,192	(9,761)	525,391
Commercial mortgage-backed securities	40,243	2,167	—	42,410
Bank-issued trust preferred securities	13,891	62	(1,209)	12,744
Equity securities	1,213	2,249	(50)	3,412
Total available-for-sale securities	$614,131	$20,890	$(11,035)	$623,986
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$—	$32
U.S. government sponsored agencies	12,291	746	—	13,037
States and political subdivisions	32,763	2,982	—	35,745
Residential mortgage-backed securities	521,231	15,607	(9,835)	527,003
Commercial mortgage-backed securities	35,712	1,577	—	37,289
Bank-issued trust preferred securities	13,886	12	(1,687)	12,211
Equity securities	1,213	2,134	(93)	3,254
Total available-for-sale securities	$617,128	$23,058	$(11,615)	$628,571
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both June 30, 2012 and December 31, 2011.  At June 30, 2012, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross gains realized	$—	$56	$3,272	$498
Gross losses realized	—	—	109	82
Net gain realized	$—	$56	$3,163	$416
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	1,988	15	2	—	—	—	1,988	15
Residential mortgage-backed securities	90,104	1,188	19	81,920	8,573	16	172,024	9,761
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	1,004	15	1	6,272	1,194	6	7,276	1,209
Equity securities	—	—	—	125	50	1	125	50
Total	$93,096	$1,218	22	$88,320	$9,817	24	$181,416	$11,035
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	60,148	756	13	91,400	9,079	15	151,548	9,835
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	6,872	625	4	4,329	1,062	5	11,201	1,687
Equity securities	—	—	—	83	93	1	83	93
Total	$67,020	$1,381	17	$95,815	$10,234	22	$162,835	$11,615
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2012, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2012 and December 31, 2011, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2012, approximately 95% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored enterprises. The remaining 5%, or seven positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the seven positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $2.1 million and $1.8 million, respectively.
Furthermore, three of the seven bank-issued trust preferred securities at an unrealized loss position were within 95% of book value, while the unrealized losses for the remaining four were primarily attributable to the floating nature of these investments, the current interest rate environment and spreads within that sector. The remaining four securities had an aggregate book value of approximately $5.1 million and fair value of $3.9 million at June 30, 2012.
Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$10	$19	$—	$29
U.S. government sponsored agencies	—	607	—	—	607
States and political subdivisions	1,046	2,995	11,179	20,968	36,188
Residential mortgage-backed securities	60	930	52,700	468,270	521,960
Commercial mortgage-backed securities	—	5,381	18,368	16,494	40,243
Bank-issued trust preferred securities	—	—	—	13,891	13,891
Equity securities	—	—	—	1,213	1,213
Total available-for-sale securities	$1,106	$9,923	$82,266	$520,836	$614,131
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$10	$20	$—	$30
U.S. government sponsored agencies	—	648	—	—	648
States and political subdivisions	1,055	3,115	12,315	22,866	39,351
Residential mortgage-backed securities	61	992	54,789	469,549	525,391
Commercial mortgage-backed securities	—	5,735	19,608	17,067	42,410
Bank-issued trust preferred securities	—	—	—	12,744	12,744
Equity securities	—	—	—	3,412	3,412
Total available-for-sale securities	$1,116	$10,500	$86,732	$525,638	$623,986
Total average yield	6.27%	4.18%	4.09%	3.12%	3.28%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of:
States and political subdivisions	$3,864	$371	$(1)	$4,234
Residential mortgage-backed securities	25,344	470	—	25,814
Commercial mortgage-backed securities	7,964	315	—	8,279
Total held-to-maturity securities	$37,172	$1,156	$(1)	$38,327
December 31, 2011
Obligations of:
States and political subdivisions	$3,525	$262	$—	$3,787
Residential mortgage-backed securities	12,776	230	(88)	12,918
Total held-to-maturity securities	$16,301	$492	$(88)	$16,705
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and six months ended June 30, 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2012
Obligations of:
States and political subdivisions	$341	$1	1	$—	$—	—	$341	$1
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$341	$1	1	$—	$—	—	$341	$1
December 31, 2011
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	6,416	88	1	—	—	—	6,416	88
Total	$6,416	$88	1	$—	$—	—	$6,416	$88
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$342	$3,522	$3,864
Residential mortgage-backed securities	—	—	—	25,344	25,344
Commercial mortgage-backed securities	—	—	—	7,964	7,964
Total held-to-maturity securities	$—	$—	$342	$36,830	$37,172
Fair value
Obligations of:
States and political subdivisions	$—	$—	$341	$3,893	$4,234
Residential mortgage-backed securities	—	—	—	25,814	25,814
Commercial mortgage-backed securities	—	—	—	8,279	8,279
Total held-to-maturity securities	$—	$—	$341	$37,986	$38,327
Total average yield	—%	—%	3.14%	3.04%	3.05%
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
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $345.0 million and $359.1 million at June 30, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $24.9 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $56.8 million and $65.2 million at June 30, 2012 and December 31, 2011, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$394,323	$410,352
Commercial and industrial	161,893	140,857
Real estate construction	43,775	30,577
Residential real estate	212,813	219,619
Home equity lines of credit	48,414	47,790
Consumer	92,334	87,531
Deposit account overdrafts	1,726	1,780
Total loans	$955,278	$938,506
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$3,011	$3,754
Commercial and industrial	115	109
Residential real estate	13,231	14,497
Consumer	86	101
Total outstanding balance	$16,443	$18,461
Net carrying amount	$15,935	$17,954
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $185.3 million and $184.8 million at June 30, 2012 and December 31, 2011, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $149.7 million and $124.0 million at June 30, 2012 and December 31, 2011, respectively.
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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Commercial real estate	$12,136	$23,546	$37	$—
Commercial and industrial	474	2,262	—	—
Real estate construction	—	—	—	—
Residential real estate	3,742	3,865	—	—
Home equity lines of credit	215	349	—	—
Consumer	—	—	14	—
Total	$16,567	$30,022	$51	$—
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
June 30, 2012
Commercial real estate	$3,547	$4,392	$6,447	$14,386	$379,937	$394,323
Commercial and industrial	448	50	35	533	161,360	161,893
Real estate construction	—	—	—	—	43,775	43,775
Residential real estate	2,144	487	3,102	5,733	207,080	212,813
Home equity lines of credit	155	33	216	404	48,010	48,414
Consumer	445	49	14	508	91,826	92,334
Deposit account overdrafts	64	—	—	64	1,662	1,726
Total	$6,803	$5,011	$9,814	$21,628	$933,650	$955,278
December 31, 2011
Commercial real estate	$2,700	$2,286	$11,363	$16,349	$394,003	$410,352
Commercial and industrial	230	360	37	627	140,230	140,857
Real estate construction	—	—	—	—	30,577	30,577
Residential real estate	5,750	1,187	3,082	10,019	209,600	219,619
Home equity lines of credit	206	—	349	555	47,235	47,790
Consumer	874	86	—	960	86,571	87,531
Deposit account overdrafts	66	—	—	66	1,714	1,780
Total	$9,826	$3,919	$14,831	$28,576	$909,930	$938,506

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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
June 30, 2012
Commercial real estate	$325,222	$35,283	$33,289	$—	$529	$394,323
Commercial and industrial	145,405	10,123	5,956	—	409	161,893
Real estate construction	38,818	2,916	1,124	—	917	43,775
Residential real estate	23,621	2,015	8,546	—	178,631	212,813
Home equity lines of credit	1,395	—	1,307	—	45,712	48,414
Consumer	93	—	24	—	92,217	92,334
Deposit account overdrafts	—	—	—	—	1,726	1,726
Total	$534,554	$50,337	$50,246	$—	$320,141	$955,278
December 31, 2011
Commercial real estate	$310,996	$40,165	$56,142	$—	$3,049	$410,352
Commercial and industrial	113,391	18,636	6,625	—	2,205	140,857
Real estate construction	23,710	2,932	2,062	—	1,873	30,577
Residential real estate	28,507	2,913	10,097	20	178,082	219,619
Home equity lines of credit	1,491	42	1,394	—	44,863	47,790
Consumer	72	—	32	—	87,427	87,531
Deposit account overdrafts	—	—	—	—	1,780	1,780
Total	$478,167	$64,688	$76,352	$20	$319,279	$938,506
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2012
Commercial real estate	$24,853	$2,190	$9,783	$11,973	$973	$12,523	$—
Commercial and industrial	494	428	—	428	22	520	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	2,520	641	1,093	1,734	289	1,948	—
Home equity lines of credit	420	—	200	200	—	223	—
Total	$28,287	$3,259	$11,076	$14,335	$1,284	$15,214	$—
December 31, 2011
Commercial real estate	$49,402	$6,882	$16,501	$23,383	$1,026	$23,058	$—
Commercial and industrial	2,290	1,801	420	2,221	407	1,098	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	3,901	323	2,226	2,549	49	2,081	—
Home equity lines of credit	420	—	269	269	—	332	—
Total	$56,013	$9,006	$19,416	$28,422	$1,482	$26,569	$—
At June 30, 2012, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy and (iv) the debtor's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
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
The following table summarizes the loans that were modified as a TDR during the three and six months ended June 30, 2012. There were no loans modified as a TDR during the three and six months ended June 30, 2011.

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2012	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2012
Commercial real estate	3	$1,291	$1,291	$1,261	3	$1,291	$1,291	$1,261
Residential real estate	1	$50	$50	$49	1	$50	$50	$49

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

There were no loans modified in a TDR over the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2012.

Peoples has no additional commitments to lend additional funds to any of the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2012	$18,947	$2,434	$1,119	$—	$541	$449	$227	$23,717
Charge-offs	(2,846)	(33)	(561)	—	(77)	(345)	(254)	(4,116)
Recoveries	2,411	148	532	—	14	352	124	3,581
Net (charge-offs) recoveries	(435)	115	(29)	—	(63)	7	(130)	(535)
Provision for loan losses	(2,300)	(1,025)	—	—	—	—	68	(3,257)
Balance, June 30, 2012	$16,212	$1,524	$1,090	$—	$478	$456	$165	$19,925

Period-end amount allocated to:
Loans individually evaluated for impairment	$973	$22	$289	$—	$—	$—	$—	$1,284
Loans collectively evaluated for impairment	15,239	1,502	801	—	478	456	165	18,641
Ending balance	$16,212	$1,524	$1,090	$—	$478	$456	$165	$19,925

Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(9,275)	(937)	(957)	—	(330)	(458)	(293)	(12,250)
Recoveries	1,360	546	569	—	26	390	153	3,044
Net (charge-offs)	(7,915)	(391)	(388)	—	(304)	(68)	(140)	(9,206)
Provision for loan losses	5,470	1,300	175	—	425	130	106	7,606
Balance, June 30, 2011	$19,361	$3,069	$1,187	$—	$552	$783	$214	$25,166

Period-end amount allocated to:
Loans individually evaluated for impairment	$523	$772	$—	$—	$—	$—	$—	$1,295
Loans collectively evaluated for impairment	18,838	2,297	1,187	—	552	783	214	23,871
Ending balance	$19,361	$3,069	$1,187	$—	$552	$783	$214	$25,166

Note 5 Long-Term Borrowings

Long-term borrowings consisted of the following at:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Callable national market repurchase agreements	$40,000	3.63%	$65,000	3.43%
FHLB putable non-amortizing, fixed rate advances	50,000	3.32%	60,000	3.28%
FHLB amortizing, fixed rate advances	16,471	3.61%	17,312	3.59%
Total long-term borrowings	$106,471	3.48%	$142,312	3.38%
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 3 to 10 years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years. After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. During the first quarter of 2012, Peoples prepaid $35.0 million of wholesale borrowings resulting in early termination fees of $3.1 million. The borrowings had a weighted-average cost of 3.09%.
The FHLB advances consist of various borrowings with original maturities ranging from 3 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty. The rates on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance. If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee. At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty. For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity. After the initial period, the FHLB has the option to terminate the debt on a quarterly basis. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2011 Form 10-K, long-term FHLB advances are collateralized by assets owned by Peoples.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six Months Ending December 31, 2012	$1,566	3.78%
Year Ending December 31, 2013	2,225	3.67%
Year Ending December 31, 2014	1,721	3.55%
Year Ending December 31, 2015	1,466	3.55%
Year Ending December 31, 2016	1,257	3.56%
Thereafter	98,236	3.47%
Total long-term borrowings	$106,471	3.48%

Note 6 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2011	—	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares		2,000	748
Changes related to deferred compensation plan:
Purchase of treasury stock			2,072
Reissuance of treasury stock			(7,487)
Common shares issued under dividend reinvestment plan		9,778
Common shares issued under Board of Directors' compensation plan		—	(3,385)
Shares at June 30, 2012	—	11,134,025	607,071
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
On February 15, 2012, Peoples completed the repurchase of the Warrant for a purchase price of $1,200,724.
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2012:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Current period change, net of tax	(1,032)	50	(982)
Balance, June 30, 2012	$6,407	$(5,977)	$430

Note 7  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. All retirees are eligible for health benefits, however, Peoples only pays 100% of the cost for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of health benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	$152	$201	$304	$373
Expected return on plan assets	(196)	(276)	(392)	(556)
Amortization of net loss	40	22	79	30
Settlement of benefit obligation	353	—	353	—
Net periodic cost (benefit)	$349	$(53)	$344	$(153)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	3	3	5	6
Expected return on plan assets	—	—	—	—
Amortization of net loss	1	(2)	(1)	(4)
Settlement of benefit obligation	—	—	—	—
Net periodic cost	$4	$1	$4	$2
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

In the second quarter of 2012, the total lump-sum distributions made to participants, when added to the lump-sum distributions made in the first quarter of 2012, caused the total settlements through six months of 2012 to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of April 1, 2012 as part of the calculation of the settlement loss recognized. The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the six months ended June 30, 2012:

	As of	June 30, 2012
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2011	Settlement	Settlements	Settlements
Projected benefit obligation	$16,505	$16,681	$(650)	$16,031
Fair value of plan assets	10,409	10,816	(650)	10,166
Funded status	$(6,096)	$(5,865)	$—	$(5,865)

Gross unrealized loss	$9,280	$9,057	$(353)	$8,704

Assumptions:
Discount rate	4.00%	4.00%		4.00%
Expected return on plan assets	7.50%	7.50%		7.50%

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
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes Peoples’ stock options outstanding at June 30, 2012:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	4,043	0.7	$21.71
$21.72	to	$23.58	28,993	0.7	22.32
$23.59	to	$25.94	4,892	1.3	24.83
$26.01	to	$27.74	25,710	2.3	27.03
$28.25	to	$28.26	18,573	3.5	28.25
$28.57	to	$30.00	21,483	2.9	29.09
Total			103,694	2.1	$26.05

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes Peoples’ SARs outstanding at June 30, 2012:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	5.1
$23.77	11,509	5.6
$29.25	9,340	4.6
Total	22,849	5.2
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2012, Peoples granted restricted common shares to officers and key employees with a two-year time-based vesting period, a three-year time-based vesting period or a two-year performance-based vesting period. For the restricted common shares subject to performance-based vesting, the restrictions on these restricted common shares will lapse two years after the grant date upon the achievement of cumulative diluted earnings per common share of $2.83 for the three-year period ending December 31, 2013.
The following summarizes the changes to Peoples’ restricted common shares for the period ended June 30, 2012:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	26,544	$12.89	3,363	$13.14
Awarded	44,128	15.11	15,360	16.76
Released	2,000	14.29	—	—
Forfeited	2,379	15.20	858	16.98
Outstanding at June 30	66,293	$14.24	17,865	$16.07

For the six months ended June 30, 2012, the total intrinsic value of restricted common shares released was $32,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Total stock-based compensation	$259	$63	$485	$96
Recognized tax benefit	(91)	(22)	(170)	(34)
Net expense recognized	$168	$41	$315	$62
Total unrecognized stock-based compensation expense related to unvested awards was $632,000 at June 30, 2012, which will be recognized over a weighted-average period of 1.8 years.

Note 9  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2012	2011	2012	2011
Distributed earnings allocated to common shareholders	$1,165	$—	$2,330	$1,055
Undistributed earnings allocated to common shareholders	3,826	2,674	9,278	2,967
Net earnings allocated to common shareholders	$4,991	$2,674	$11,608	$4,022

Weighted-average common shares outstanding	10,524,429	10,478,362	10,518,909	10,475,109
Effect of potentially dilutive common shares	—	29,533	20	17,603
Total weighted-average diluted common shares outstanding	10,524,429	10,507,895	10,518,929	10,492,712

Earnings per common share:
Basic	$0.47	$0.26	$1.10	$0.38
Diluted	$0.47	$0.26	$1.10	$0.38
Restricted shares, stock options and SARs covering 157,995 and 248,093 common shares were excluded from the calculations for the six months ended June 30, 2012 and 2011, respectively, since they were anti-dilutive.

Note 10 Acquisitions

On June 5, 2012, Peoples announced that it had signed a definitive agreement to acquire Sistersville Bancorp, Inc. ("Sistersville") for total cash consideration of $9.8 million. The agreement calls for Sistersville to merge into Peoples, and for Sistersville's wholly-owned subsidiary, First Federal Savings Bank, which operates two full-service branches in Sistersville and Parkersburg, West Virginia, to merge into Peoples' wholly-owned subsidiary, Peoples Bank, National Association. The transaction, which is subject to regulatory approval and Sistersville shareholder approval, is expected to be completed during the third quarter of 2012.
During the second quarter of 2012, Peoples acquired a small financial advisory book of business in Wood County, West Virginia for cash consideration of $0.9 million. A portion of the consideration is contingent upon revenue metrics being achieved. The balances and operations of the acquisition is included in Peoples' consolidated financial statements from the date of the acquisition, and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
SIGNIFICANT RATIOS
Return on average stockholders' equity	9.57%	5.48%	11.22%	4.47%
Return on average common stockholders' equity	9.57%	5.49%	11.22%	4.18%
Return on average assets	1.11%	0.65%	1.30%	0.53%
Net interest margin	3.43%	3.43%	3.42%	3.43%
Efficiency ratio (a)	69.61%	67.43%	67.52%	66.30%
Average stockholders' equity to average assets	11.60%	11.82%	11.55%	11.89%
Average loans to average deposits	68.22%	69.33%	68.66%	69.78%
Dividend payout ratio	23.36%	—%	20.08%	26.26%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	1.73%	3.35%	1.73%	3.35%
Nonperforming assets as a percent of total assets (b)(c)	0.97%	1.95%	0.97%	1.95%
Allowance for loan losses to loans net of unearned interest (c)	2.09%	2.68%	2.09%	2.68%
Allowance for loan losses to nonperforming loans (b)(c)	119.90%	79.78%	119.90%	79.78%
Provision for loan losses to average loans (annualized)	(0.47)%	0.97%	(0.69)%	1.61%
Net charge-offs as a percentage of average loans (annualized)	0.09%	0.67%	0.11%	1.94%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	13.92%	12.05%	13.92%	12.05%
Tier 1 capital ratio	15.93%	15.62%	15.93%	15.62%
Total risk-based capital ratio	17.27%	16.97%	17.27%	16.97%
Leverage ratio	10.18%	10.10%	10.18%	10.10%
Tangible equity to tangible assets (d)	8.45%	8.86%	8.45%	8.86%
Tangible common equity to tangible assets (d)	8.45%	7.83%	8.45%	7.83%
Tangible assets (d)	$1,765,976	$1,738,101	$1,765,976	$1,738,101
Tangible equity (d)	149,240	153,925	149,240	153,925
Tangible common equity (d)	$149,240	$136,063	$149,240	$136,063
PER COMMON SHARE DATA
Earnings per share – Basic	$0.47	$0.26	$1.10	$0.38
Earnings per share – Diluted	0.47	0.26	1.10	0.38
Cash dividends declared per share	0.11	—	0.22	0.10
Book value per share (c)	20.39	19.15	20.39	19.15
Tangible book value per share (c) (d)	$14.18	$12.99	$14.18	$12.99
Weighted-average common shares outstanding – Basic	10,524,429	10,478,362	10,518,909	10,475,109
Weighted-average common shares outstanding – Diluted	10,524,429	10,507,895	10,518,929	10,492,712
Common shares outstanding at end of period	10,526,954	10,478,149	10,526,954	10,478,149

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

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(2)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(3)	changes in the interest rate environment, which may adversely impact interest margins;

(4)
changes in prepayment speeds, loan originations, sale volumes, charge-offs and loan loss provisions, which may be less favorable than expected and adversely impact the amount of interest income generated;

(5)
economic conditions, either nationally or in areas where Peoples, its subsidiaries and one or more acquired companies do business, may be less favorable than expected, which could decrease the demand for loans, deposits and other financial services and increase loan delinquencies and defaults;

(6)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated and to be promulgated thereunder, which may subject Peoples, its subsidiaries or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;

(7)	changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;

(8)
adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples' investment portfolio and interest rate sensitivity of Peoples' consolidated balance sheet;

(9)	Peoples' ability to receive dividends from its subsidiaries;

(10)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(11)	the impact of larger or similar financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(12)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(13)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of our third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(14)	the overall adequacy of Peoples' risk management program;

(15)	Peoples' ability to complete and, if completed, successfully integrate acquisitions, including the pending merger of Sistersville Bancorp, Inc. with and into Peoples; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2012, which were unchanged from the policies disclosed in Peoples’ 2011 Form 10-K.
Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2011 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  Peoples performs its required annual impairment test as of June 30 each year.
At June 30, 2012, management performed its annual impairment test of Peoples’ recorded goodwill. The methodology and significant assumptions made by management were consistent with those disclosed in Peoples’ 2011 Form 10-K. Based on its analysis at June 30, 2012, management concluded no goodwill impairment existed since the fair value of Peoples’ single reporting unit exceeded its carrying value. The analysis indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit below its book value: (1) a 5% sustained decline in future cash flows or (2) a 100 basis point increase in the discount rate.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
During the second quarter of 2012, Peoples became more active with its merger and acquisition activities. These actions included the pending merger transactions with Sistersville Bancorp, Inc. ("Sistersville") and its wholly-owned subsidiary, Federal Federal Savings Bank, and the purchase of a small financial advisory book of business in Wood County, West Virginia. Both of these transactions are more fully described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements. In addition, Peoples' management team continues to evaluate other acquisition opportunities involving banks, insurance agencies and wealth management providers located in Ohio, West Virginia and Kentucky. As a result, Peoples incurred $207,000 of acquisition-related expenses, primarily fees for legal and other professional services, for the three and six months ended June 30, 2012. Approximately half of these costs related to acquisition opportunities that management determined did not meet Peoples' criteria and thus negotiations were terminated prior to completion.

◦
As described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, Peoples incurred settlement charges of $353,000 during the second quarter of 2012 due to the aggregate amount of lump-sum distributions to participants exceeding the threshold for recognizing such charges during the second quarter. No such charges were recognized in the first half of prior years.

◦
In the first quarter of 2012, Peoples prepaid $35 million of wholesale borrowings using short-term funds, which resulted in prepayment charges of $3.1 million. These borrowings had an average cost of 3.09% and consisted of both term repurchase agreements and advances from the Federal Home Loan Bank. The impact of the prepayment charges on first quarter earnings was offset by $3.2 million in gains from the sale of $60.5 million in investment securities. The securities sold were primarily mortgage-backed securities issued by U.S. government-sponsored agencies. The proceeds of these investment securities sales were reinvested into other securities with similar duration, credit risk and yield.

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

◦
Since late 2008, the Federal Reserve Board has taken various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions have included the buying and selling of mortgage-backed and other debt securities through its open market operations. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and since early third quarter of 2011, while moderate steepening occurred in the second half of 2009 and late 2010.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY
Net income available to common shareholders for the three months ended June 30, 2012, was $5.0 million, or $0.47 per diluted common share, versus $2.7 million and $0.26 per diluted common share a year ago. On a year-to-date basis, net income available to common shareholders was $11.7 million through June 30, 2012, compared to $4.0 million a year ago, representing earnings per diluted common share of $1.10 and $0.38, respectively. The higher earnings compared to the prior year was attributable to a mix of improved operating performance, plus the impact of continued asset quality improvement.
In the second quarter of 2012, Peoples realized a $1.1 million recovery of loan losses and $3.3 million recovery on a year-to-date basis through June 30, 2012, as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded provisions for loan losses of $2.3 million and $7.6 million for the three and six months ended June 30, 2011, respectively.
Net interest income was $13.6 million in the second quarter of 2012, compared to $13.4 million for both the linked and year ago quarters. This improvement occurred as Peoples reduced funding costs which caused a greater decrease in interest expense than the decline experienced in interest income due to lower reinvestment rates. On a year-to-date basis, net interest income of $27.0 million was comparable with the prior year period. Peoples has maintained a relatively stable net interest margin of 3.42% through six months of 2012 despite lower long-term interest rates.
Non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, was up 8% for both the quarter and on a year-to-date basis, as strong revenue generation occurred in several major sources. On a linked quarter basis, non-interest income was down 6%, due entirely to the recognition of $919,000 in annual performance-based insurance revenue during the first quarter.
Total non-interest expense was $15.7 million for the second quarter of 2012, up 4% from the linked quarter and 7% year-over-year. These increases were primarily caused by the pension settlement charges associated with lump-sum distributions and acquisition-related costs. Other significant contributing factors to the increase in non-interest expenses compared to the prior year were $355,000 of additional incentive and sales-based compensation, plus a $100,000 contribution to Peoples' private charitable foundation.
At June 30, 2012, total assets were $1.83 billion versus $1.79 billion at year-end 2011, with the increase due mostly to higher net loan balances. Gross portfolio loan balances grew $16.8 million during the first six months of 2012 as a result of commercial lending opportunities within Peoples' market area. The allowance for loan losses decreased $3.8 million to $19.9 million, or 2.09% of gross loans, compared to $23.7 million and 2.53% at December 31, 2011. Total investment securities were up $16.3 million at June 30, 2012, compared to $669.2 million at the prior year-end.
Total liabilities were $1.62 billion at June 30, 2012, up $19.5 million for the quarter and $29.2 million since December 31, 2011. Retail deposit balances experienced continued growth during the second quarter of 2012, increasing $19.2 million since the prior quarter-end and $76.6 million compared to year-end 2011. Non-interest-bearing deposits comprised 20.0% of total retail deposits versus 18.6% at year-end 2011. At June 30, 2012, total borrowed funds were $172.4 million, down $44.1 million compared to the prior year-end, as Peoples repaid $35 million in long-term borrowing during the first quarter.
At June 30, 2012, total stockholders' equity was $214.6 million, up $8.0 million since December 31, 2011. Earnings exceeded dividends declared by $9.3 million. The resulting increase in stockholders' equity was mostly offset by the impact of Peoples repurchasing the warrant previously held by the U.S. Treasury. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 13.92% at June 30, 2012, while the Total Risk-Based Capital ratio was 17.27% versus 16.20% at December 31, 2011.
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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,336	$4	0.19%	$6,280	$4	0.25%	$9,200	$5	0.20%
Investment Securities (1):
Taxable	638,538	4,984	3.09%	646,847	5,553	3.40%	632,657	6,209	3.93%
Nontaxable (2)	39,000	546	5.61%	36,057	525	5.82%	38,050	591	6.21%
Total investment securities	677,538	5,530	3.27%	682,904	6,078	3.56%	670,707	6,800	4.06%
Loans (3):
Commercial	623,492	7,571	4.88%	612,717	7,224	4.74%	614,173	7,618	4.98%
Real estate (4)	244,131	3,101	5.03%	243,972	3,140	5.09%	246,716	3,271	5.30%
Consumer	91,976	1,400	6.12%	89,541	1,425	6.40%	86,731	1,528	7.07%
Total loans	959,599	12,072	5.05%	946,230	11,789	5.00%	947,620	12,417	5.25%
Less: Allowance for loan losses	(21,650)			(24,429)			(27,835)
Net loans	937,949	12,072	5.17%	921,801	11,789	5.14%	919,785	12,417	5.41%
Total earning assets	1,624,823	17,606	4.35%	1,610,985	17,871	4.45%	1,599,692	19,222	4.81%
Intangible assets	64,737			64,425			64,682
Other assets	133,991			131,331			144,357
Total assets	$1,823,551			$1,806,741			$1,808,731
Deposits:
Savings accounts	$159,242	$23	0.06%	$147,420	$21	0.06%	$137,518	$62	0.18%
Interest-bearing demand accounts	263,303	286	0.44%	247,557	269	0.44%	248,258	440	0.71%
Money market accounts	253,458	113	0.18%	264,808	126	0.19%	264,195	225	0.34%
Brokered deposits	53,843	487	3.64%	61,443	528	3.46%	69,747	570	3.28%
Retail certificates of deposit	407,413	1,380	1.36%	400,444	1,603	1.61%	420,497	2,377	2.27%
Total interest-bearing deposits	1,137,259	2,289	0.81%	1,121,672	2,547	0.91%	1,140,215	3,674	1.29%
Borrowed Funds:
Short-term FHLB advances	16,000	5	0.12%	15,267	4	0.09%	2,216	1	0.11%
Retail repurchase agreements	36,172	14	0.15%	42,242	15	0.15%	40,320	25	0.26%
Total short-term borrowings	52,172	19	0.14%	57,509	19	0.13%	42,536	26	0.25%
Long-term FHLB advances	66,531	562	3.40%	73,578	617	3.37%	86,771	754	3.49%
Wholesale repurchase agreements	40,000	367	3.63%	56,923	502	3.49%	65,000	563	3.43%
Other borrowings	22,614	492	8.60%	22,605	495	8.66%	22,579	493	8.64%
Total long-term borrowings	129,145	1,421	4.38%	153,106	1,614	4.20%	174,350	1,810	4.13%
Total borrowed funds	181,317	1,440	3.16%	210,615	1,633	3.09%	216,886	1,836	3.37%
Total interest-bearing liabilities	1,318,576	3,729	1.14%	1,332,287	4,180	1.26%	1,357,101	5,510	1.63%
Non-interest-bearing deposits	269,316			247,487			226,669
Other liabilities	24,191			19,350			11,257
Total liabilities	1,612,083			1,599,124			1,595,027
Preferred equity	—			—			17,856
Common equity	211,468			207,617			195,848
Total stockholders’ equity	211,468			207,617			213,704
Total liabilities and
stockholders’ equity	$1,823,551			$1,806,741			$1,808,731
Interest rate spread		$13,877	3.21%		$13,691	3.19%		$13,712	3.18%
Net interest margin			3.43%			3.41%			3.43%

	For the Six Months Ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$7,808	$8	0.21%	$14,672	$16	0.22%
Investment Securities (1):
Taxable	642,693	10,537	3.28%	625,327	12,457	3.98%
Nontaxable (2)	37,528	1,071	5.71%	39,677	1,245	6.28%
Total investment securities	680,221	11,608	3.41%	665,004	13,702	4.12%
Loans (3):
Commercial	618,105	14,795	4.81%	622,086	15,453	5.01%
Real estate (4)	244,051	6,241	5.14%	248,308	6,624	5.34%
Consumer	90,759	2,825	6.26%	85,084	3,044	7.21%
Total loans	952,915	23,861	5.03%	955,478	25,121	5.29%
Less: Allowance for loan losses	(23,039)			(28,085)
Net loans	929,876	23,861	5.15%	927,393	25,121	5.45%
Total earning assets	1,617,905	35,477	4.40%	1,607,069	38,839	4.85%
Intangible assets	64,581			64,751
Other assets	132,348			144,864
Total assets	$1,814,834			$1,816,684
Deposits:
Savings accounts	$153,331	$44	0.06%	$133,175	$117	0.18%
Interest-bearing demand accounts	255,430	555	0.44%	240,637	1,062	0.89%
Money market accounts	259,133	240	0.19%	271,390	470	0.35%
Brokered deposits	57,643	1,014	3.54%	75,685	1,202	3.20%
Retail certificates of deposit	403,929	2,983	1.49%	423,689	4,808	2.29%
Total interest-bearing deposits	1,129,466	4,836	0.86%	1,144,576	7,659	1.35%
Borrowed Funds:
Short-term FHLB advances	15,634	8	0.11%	1,811	2	0.12%
Retail repurchase agreements	39,207	30	0.15%	42,609	59	0.28%
Total short-term borrowings	54,841	38	0.14%	44,420	61	0.27%
Long-term FHLB advances	70,055	1,180	3.39%	87,830	1,518	3.49%
Wholesale repurchase agreements	48,462	868	3.54%	65,000	1,109	3.39%
Other borrowings	22,609	987	8.63%	22,574	985	8.68%
Total long-term borrowings	141,126	3,035	4.28%	175,404	3,612	4.12%
Total borrowed funds	195,967	3,073	3.12%	219,824	3,673	3.34%
Total interest-bearing liabilities	1,325,433	7,909	1.20%	1,364,400	11,332	1.67%
Non-interest-bearing deposits	258,401			224,674
Other liabilities	21,458			11,626
Total liabilities	1,605,292			1,600,700
Preferred equity	—			21,530
Common equity	209,542			194,454
Total stockholders’ equity	209,542			215,984
Total liabilities and stockholders’ equity	$1,814,834			$1,816,684
Interest rate spread		$27,568	3.20%		$27,507	3.18%
Net interest margin			3.42%			3.43%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

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

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(Dollars in thousands)
Net interest income, as reported	$13,612	$13,432	$13,431	$27,044	$26,926
Taxable equivalent adjustments	265	259	281	524	581
Fully tax-equivalent net interest income	$13,877	$13,691	$13,712	$27,568	$27,507
The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
							June 30, 2012
	Three Months Ended June 30, 2012 Compared to						Compared to
(Dollars in thousands)	March 31, 2012			June 30, 2011			June 30, 2011
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(6)	$6	$—	$(1)	$—	$(1)	$—	$(8)	$(8)
Investment Securities: (2)
Taxable	(499)	(70)	(569)	(1,609)	384	(1,225)	(2,856)	936	(1,920)
Nontaxable	(100)	121	21	(130)	85	(45)	(109)	(65)	(174)
Total investment income	(599)	51	(548)	(1,739)	469	(1,270)	(2,965)	871	(2,094)
Loans:
Commercial	219	128	347	(533)	486	(47)	(566)	(92)	(658)
Real estate	(53)	14	(39)	(136)	(34)	(170)	(246)	(137)	(383)
Consumer	(207)	182	(25)	(598)	470	(128)	(690)	471	(219)
Total loan income	(41)	324	283	(1,267)	922	(345)	(1,502)	242	(1,260)
Total interest income	(646)	381	(265)	(3,007)	1,391	(1,616)	(4,467)	1,105	(3,362)
INTEREST EXPENSE:
Deposits:
Savings accounts	—	2	2	(95)	56	(39)	(118)	45	(73)
Interest-bearing demand accounts	(1)	18	17	(318)	164	(154)	(687)	180	(507)
Money market accounts	(8)	(5)	(13)	(103)	(9)	(112)	(210)	(20)	(230)
Brokered certificates of deposit	146	(187)	(41)	312	(395)	(83)	295	(483)	(188)
Retail certificates of deposit	(402)	179	(223)	(925)	(72)	(997)	(1,611)	(214)	(1,825)
Total deposit cost	(265)	7	(258)	(1,129)	(256)	(1,385)	(2,331)	(492)	(2,823)
Borrowed funds:
Short-term borrowings	1	(1)	—	(9)	2	(7)	(26)	3	(23)
Long-term borrowings	154	(347)	(193)	178	(567)	(389)	87	(664)	(577)
Total borrowed funds cost	155	(348)	(193)	169	(565)	(396)	61	(661)	(600)
Total interest expense	(110)	(341)	(451)	(960)	(821)	(1,781)	(2,270)	(1,153)	(3,423)
Net interest income	$(536)	$722	$186	$(2,047)	$2,212	$165	$(2,197)	$2,258	$61

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.

The yield curve flattening during the second quarter of 2012 placed greater downward pressure on Peoples' net interest income and margin. However, net interest margin was held stable in the first half of 2012, due in part to recent actions taken to reduce funding costs given the impact of lower long-term interest rates on asset yields.
The yield on investment securities experienced further decline in the second quarter of 2012, as the impact of lower reinvestment rates was magnified by higher levels of principal pre-payments within mortgage-backed securities. During the first half of 2012, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $12 million, compared to a monthly average of approximately $10 million during the same period in 2011. Peoples' loan portfolio has generally stabilized, due to modest loan growth over the prior two quarters.
Peoples' funding costs in the second quarter of 2012 reflect a full quarter's impact of the debt restructuring completed in the linked quarter. Funding costs also have benefited from the maturity of $81 million in high-cost CDs which were replaced with lower-cost funds. Most of these CDs were part of a special product offering in 2008 and had an average cost of 3.87%. The majority of these high-cost CDs matured during the final two quarters of 2011, with $22.0 million at an average rate of 4.22% maturing during the first quarter of 2012.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(Dollars in thousands)
Provision for (recovery of) checking account overdrafts	$80	$(12)	$95	$68	$106
(Recovery of) provision for other loan losses	(1,200)	(2,125)	2,200	(3,325)	7,500
Net (recovery of) provision for loan losses	$(1,120)	$(2,137)	$2,295	$(3,257)	$7,606
As a percentage of average gross loans (a)	(0.47)%	(0.91)%	0.97%	(0.69)%	1.61%
(a) Presented on an annualized basis
The provision for, or recovery of, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during the first half of 2012 was driven mostly by continued improving trends in various credit quality metrics, including historical loss trends and level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.
Net Other Gains (Losses)
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(Dollars in thousands)
Net (loss) gain on OREO	$(48)	$56	$(1,002)	$8	$(945)
Gain on loans held-for-sale	—	—	468	—	468
Loss on debt extinguishment	—	(3,111)	—	(3,111)	—
Net gain (loss) on bank premises and equipment	5	(7)	(22)	(2)	(19)
Net other losses	$(43)	$(3,062)	$(556)	$(3,105)	$(496)
The net losses on OREO for the second quarters of 2012 and 2011 were due mostly to write-downs on commercial properties whose fair value had declined. The losses in the second quarter of 2011 were partially offset by $248,000 in gains from sales of other properties. Also in the second quarter of 2011, Peoples sold two commercial real estate loans, with an aggregate carrying value of $1.0 million and secured by property located outside Peoples' primary market area, at modest gains.

Non-Interest Income
Insurance income comprised the largest portion of second quarter 2012 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012
(Dollars in thousands)				2012	2011
Property and casualty insurance commissions	$2,145	$1,823	$1,949	$3,968	$3,627
Performance-based commissions	63	919	1	982	944
Life and health insurance commissions	133	127	125	260	286
Credit life and A&H insurance commissions	40	23	43	63	73
Other fees and charges	57	59	47	116	67
Total insurance income	$2,438	$2,951	$2,165	$5,389	$4,997
Peoples' property and casualty insurance commission income benefited from a high retention rate for existing insurance customers and, to a lesser extent, improving pricing margins within the industry. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012
(Dollars in thousands)				2012	2011
Overdraft and non-sufficient funds fees	$1,894	$1,740	$2,070	$3,634	$3,788
Account maintenance fees	315	321	353	636	606
Other fees and charges	21	176	31	197	234
Total deposit account service charges	$2,230	$2,237	$2,454	$4,467	$4,628
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
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30,
(Dollars in thousands)				2012	2011
Fiduciary	$1,137	$1,069	$1,103	$2,206	$2,142
Brokerage	312	427	306	739	592
Total trust and investment income	$1,449	$1,496	$1,409	$2,945	$2,734

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
(Dollars in thousands)
Trust assets under management	$847,962	$853,444	$821,659	$776,165	$846,052
Brokerage assets under management	309,852	284,453	262,196	249,550	265,384
Total managed assets	$1,157,814	$1,137,897	$1,083,855	$1,025,715	$1,111,436
Quarterly average	$1,138,261	$1,116,327	$1,061,484	$1,077,804	$1,119,484
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. Peoples also added approximately $20 million in brokerage assets during the second quarter 2012 in connection with the acquisition completed. However, the U.S. financial markets experienced a general decline during the second quarter, which offset much of the impact of the new business generated by Peoples.
Mortgage banking income was up significantly in the second quarter of 2012 compared to both the linked and prior year quarters. Through six months of 2012, mortgage banking income was 87% higher than the same period in 2011. These increases were the result of higher production volumes driven mostly by refinancing activity. In the second quarter of 2012, Peoples sold approximately $32 million of loans to the secondary market compared to $23 million in the linked quarter and $10 million for the second quarter of 2011. Through six months, Peoples sold $55 million of loans in 2012 versus $26 million in 2011.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012
(Dollars in thousands)				2012	2011
Base salaries and wages	$5,261	$5,148	$5,116	$10,409	$10,392
Sales-based and incentive compensation	1,527	1,345	1,172	2,872	2,077
Employee benefits	1,306	1,233	1,235	2,539	2,180
Stock-based compensation	259	226	63	485	96
Deferred personnel costs	(463)	(435)	(333)	(898)	(625)
Payroll taxes and other employment costs	525	728	700	1,253	1,460
Total salaries and employee benefit costs	$8,415	$8,245	$7,953	$16,660	$15,580
Full-time equivalent employees:
Actual at end of period	494	499	537	494	537
Average during the period	498	506	537	503	537

Base salaries and wages through six months of 2012 have benefited from the reduction in full-time equivalent employees in recent quarters as part of Peoples' expense management efforts. For both the three and six months ended June 30, 2012, sales-based and incentive compensation was significantly higher than the prior year period due primarily to expense accruals associated with corporate incentive plans, which are tied largely to Peoples' financial performance. Peoples also has incurred higher sales-based compensation corresponding with increased sales production within its mortgage banking, insurance and wealth management activities. This additional expense accounted for the linked quarter increase in sales-based and incentive compensation and contributed to the year-over-year increases.
Employee benefit costs for the second quarter of 2012 benefited from lower employee medical benefit plan expenses, which are tied to claims activity, compared to both the linked and prior year quarters. These decreases nearly offset the impact of pension settlement charges incurred during the second quarter of 2012. Management expects additional pension settlement charges in each of the final two quarters of 2012. As previously disclosed in Peoples' 2011 Form 10-K, Peoples incurred settlement charges in the third and fourth quarters of 2011. The amount of settlement charges for the final two quarters of 2012 currently is expected to be substantially lower than the amounts incurred for the same period of 2011.
Second quarter 2012 stock-based compensation expense included $153,000 of additional expense relating to equity-based incentive awards granted to key employees in prior years. Much of this additional expense was the result of actual forfeitures being lower than previously estimated, while a lesser portion related to awards granted in the first quarter of 2011 with performance-based vesting conditions. In prior quarters, Peoples did not record any expense related to these performance-based awards since management had determined it was not probable these awards would vest. However, the continued strong earnings performance in the second quarter of 2012 led management to conclude it was now probable these awards would vest. Under US GAAP, Peoples was required to recognize the entire pro rata expense relating to these awards since the grant date in the second quarter. Stock-based compensation expense for the first quarter of 2012 included the entire cost of awards with time-based vesting which were granted in the first quarter to employees eligible for retirement on the grant date. As a result of these two factors, stock-based compensation expense is expected to be lower in future quarters absent additional grants.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(Dollars in thousands)
Depreciation	$510	$496	$505	$1,006	$995
Repairs and maintenance costs	434	312	398	747	814
Net rent expense	227	239	221	467	447
Property taxes, utilities and other costs	332	385	348	715	717
Total net occupancy and equipment expense	$1,503	$1,432	$1,472	$2,935	$2,973
Marketing expense, which includes advertising, donation and other public relations costs, was up year-over-year for both the three and six months ended June 30, 2012. These variances were the result of contributions made to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. In both the first and second quarters of 2012, Peoples made a $100,000 contribution to its foundation, compared to no contributions in either period of 2011.
In the first half of 2012, Peoples experienced a steady increase in electronic banking expense corresponding with debit card usage by customers. However, the additional expenses have been more than offset by higher electronic banking revenue during this period. As a result, management considers the expense increase reasonable.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 69.61% for the second quarter of 2012 and 67.52% through six months of 2012. Both of these ratios were higher than the same periods in 2011, due mostly to the acquisition-related costs and timing of pension settlement charges, which Peoples began incurring one quarter earlier this year than in 2011. Management continues to target an efficiency ratio in the range of 66% to 68% for 2012.
Income Tax Expense
For the six months ended June 30, 2012, Peoples recorded income tax expense of $5.6 million, for an effective tax rate of 32.2%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $1.4 million for the same period in 2011, for an effective tax rate of 22.3%. The key driver of the higher effective tax rate was the year-over-year increase in pre-tax earnings.
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2012	2012	2011	2012	2011

Pre-Provision Net Revenue:
Income before income taxes	$7,501	$9,736	$3,808	$17,237	$6,168
Add: provision for loan losses	—	—	2,295	—	7,606
Add: loss on debt extinguishment	—	(3,111)	—	(3,111)	—
Less: recovery of loan losses	(1,120)	(2,137)	—	(3,257)	—
Less: net gain on securities transactions	—	3,163	56	3,163	416
Pre-provision net revenue	$6,381	$7,547	$6,047	$13,928	$13,358

Pre-provision net revenue	6,381	7,547	6,047	13,928	13,358
Total average assets	1,823,551	1,806,741	1,808,731	1,814,834	1,816,684

Pre-provision net revenue to average assets (a)	1.41%	1.68%	1.34%	1.54%	1.48%
(a) Presented on an annualized basis
FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2012, Peoples' interest-bearing deposits in other banks were down compared to both the linked quarter and prior year end. These decreases were largely the result of no excess cash reserves being maintained at the Federal Reserve Bank. In comparison, Peoples maintained excess cash reserves of $4.8 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through six months of 2012, Peoples' total cash and cash equivalents decreased $5.3 million, as cash used in Peoples' investing activities exceeded the $17.6 million of cash generated by operating activities and $16.5 million of cash generated by financing activities. Investing activities used $39.4 million of cash to fund the $17.5 million net loan growth, while purchases of investment securities exceeded the proceeds from sales and principal payments by $21.8 million. Within Peoples' financing activities, deposit growth generated $67.2 million of cash which was used primarily to reduce borrowed funds by $47.2 million and to repurchase the warrant held by the U.S Treasury.
In comparison, Peoples’ operating activities in the six months of 2011 provided net cash of $23.3 million, while investing and financing activities used $15.6 million and $44.8 million, respectively, producing a $37.0 million decrease in total cash and cash equivalents. Net cash used by investing activities consisted of purchases of securities in the investment portfolio, which was partially offset by $11.9 million of principal runoff from the loan portfolio. The TARP Capital Redemption and a $18.3 million reduction in borrowed funds accounted for most of the net cash used by Peoples' financing activities.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Available for sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$30	$31	$32	$34	$36
U.S. government sponsored agencies	648	702	13,037	13,004	12,321
States and political subdivisions	39,351	34,175	35,745	38,112	38,091
Residential mortgage-backed securities	525,391	522,659	527,003	539,094	540,931
Commercial mortgage-backed securities	42,410	36,230	37,289	36,401	35,288
Bank-issued trust preferred securities	12,744	12,901	12,211	12,681	13,385
Equity securities	3,412	3,338	3,254	3,333	3,546
Total fair value	$623,986	$610,036	$628,571	$642,659	$643,598
Total amortized cost	$614,131	$602,817	$617,128	$633,279	$638,667
Net unrealized gain	$9,855	$7,219	$11,443	$9,380	$4,931

Held to maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	3,864	3,524	3,525	2,966	2,966
Residential mortgage-backed securities	25,344	23,902	12,776	—	—
Commercial mortgage-backed securities	7,964	6,872	—	—	—
Total amortized cost	$37,172	$34,298	$16,301	$2,966	$2,966

Total investment portfolio:
Amortized cost	$651,303	$637,115	$633,429	$636,245	$641,633
Carrying value	$661,158	$644,334	$644,872	$645,625	$646,564
Peoples has maintained the size of its investment portfolio over the last several quarters due to the lack of meaningful loan growth. In the first half of 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase. For each security, management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.
Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portion of Peoples' mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government. The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above is as follows:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Residential	$46,161	$52,900	$58,660	$68,686	$87,697
Commercial	997	1,170	1,288	1,407	1,663
Total fair value	$47,158	$54,070	$59,948	$70,093	$89,360
Total amortized cost	$45,512	$53,125	$59,148	$68,690	$86,747
Net unrealized gain	$1,646	$945	$800	$1,403	$2,613

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, which caused the decline in this portion of the portfolio compared to June 30, 2011. Additionally, management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in prior quarters. At June 30, 2012, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Gross portfolio loans:
Commercial real estate	$394,323	$394,034	$410,352	$424,741	$411,355
Commercial and industrial	161,893	150,431	140,857	140,058	145,625
Real estate construction	43,775	43,510	30,577	26,751	29,259
Residential real estate	212,813	218,745	219,619	222,374	215,242
Home equity lines of credit	48,414	48,067	47,790	48,085	48,148
Consumer	92,334	86,965	87,531	87,072	88,345
Deposit account overdrafts	1,726	2,351	1,780	1,712	2,145
Total portfolio loans	$955,278	$944,103	$938,506	$950,793	$940,119
Percent of loans to total loans:
Commercial real estate	41.2%	41.8%	43.7%	44.6%	43.8%
Commercial and industrial	16.9%	15.9%	15.0%	14.7%	15.5%
Real estate construction	4.6%	4.6%	3.3%	2.8%	3.1%
Residential real estate	22.3%	23.2%	23.4%	23.4%	22.9%
Home equity lines of credit	5.1%	5.1%	5.1%	5.1%	5.1%
Consumer	9.7%	9.2%	9.3%	9.2%	9.4%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$296,025	$281,015	$275,715	$262,992	$259,352

Commercial real estate loan balances were essentially unchanged on a linked quarter basis but decreased slightly since year-end 2011. The year-to-date decline occurred as a result of two impaired relationships with aggregate principal balances of $8.1 million being paid off in the first quarter of 2012. Commercial and industrial loan balances continued to experience steady growth during the first half of 2012 due to commercial lending opportunities within Peoples' primary market area. The majority of Peoples' residential mortgage originations continues to be sold to the secondary market, due to customer preference for long-term, fixed-rate loans. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have increased in 2012 due to Peoples placing greater emphasis on its consumer lending activity in recent quarters.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2012:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Real Estate Construction Loans:
Assisted living facilities and nursing homes	$10,384	$6,254	$16,638	27.1%
Health care facilities	10,767	1,774	12,541	20.4%
Apartment complexes	6,292	2,282	8,574	14.0%
Residential property	913	7,083	7,996	13.0%
Mixed commercial use facilities - non-owner occupied	7,409	185	7,594	12.4%
Other	8,010	—	8,010	13.1%
Total real estate construction	$43,775	$17,578	$61,353	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$64,233	$25	$64,258	16.1%
Apartment complexes	42,919	230	43,149	10.8%
Office buildings and complexes:
Owner occupied	6,587	211	6,798	1.7%
Non-owner occupied	31,480	264	31,744	7.9%
Total office buildings and complexes	38,067	475	38,542	9.6%
Light industrial facilities:
Owner occupied	24,971	1,257	26,228	6.5%
Non-owner occupied	9,488	—	9,488	2.4%
Total light industrial facilities	34,459	1,257	35,716	8.9%
Retail facilities:
Owner occupied	11,098	198	11,296	2.8%
Non-owner occupied	19,106	332	19,438	4.9%
Total retail facilities	30,204	530	30,734	7.7%
Assisted living facilities and nursing homes	29,743	—	29,743	7.4%
Mixed commercial use facilities:
Owner occupied	10,155	228	10,383	2.6%
Non-owner occupied	13,354	15	13,369	3.3%
Total mixed commercial use facilities	23,509	243	23,752	5.9%
Day care facilities:
Owner occupied	8,170	—	8,170	2.0%
Non-owner occupied	11,714	—	11,714	2.9%
Total day care facilities	19,884	—	19,884	4.9%
Health care facilities:
Owner occupied	8,087	16	8,103	2.0%
Non-owner occupied	4,510	—	4,510	1.1%
Total health care facilities	12,597	16	12,613	3.1%
Restaurant facilities:
Owner occupied	10,696	41	10,737	2.7%
Non-owner occupied	1,760	—	1,760	0.4%
Total restaurant facilities	12,456	41	12,497	3.1%
Other	86,252	3,484	89,736	22.5%
Total commercial real estate	$394,323	$6,301	$400,624	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state was less than $4.0 million at both June 30, 2012 and December 31, 2011.

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

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Commercial real estate	$16,212	$17,496	$18,947	$20,085	$19,361
Commercial and industrial	1,524	1,457	2,434	2,363	3,069
Residential real estate	1,090	1,216	1,119	1,421	1,187
Home equity lines of credit	478	477	541	548	552
Consumer	456	423	449	574	783
Deposit account overdrafts	165	180	227	222	214
Total allowance for loan losses	$19,925	$21,249	$23,717	$25,213	$25,166
As a percentage of total loans	2.09%	2.25%	2.53%	2.65%	2.68%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the second quarter of 2012, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Net charge-offs also remained at or below Peoples' long-term historical rate for the fourth consecutive quarter. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$889	$1,957	$1,534	$440	$2,197
Commercial and industrial	33	—	29	67	102
Residential real estate	354	207	340	296	756
Real estate construction	—	—	—	—	—
Home equity lines of credit	6	71	21	15	83
Consumer	131	214	252	229	175
Deposit account overdrafts	132	122	176	195	157
Total gross charge-offs	1,545	2,571	2,352	1,242	3,470
Recoveries:
Commercial real estate	805	1,606	1,016	93	1,045
Commercial and industrial	100	48	101	83	487
Residential real estate	228	304	38	29	126
Real estate construction	—	—	—	—	—
Home equity lines of credit	7	7	14	11	16
Consumer	164	188	126	170	168
Deposit account overdrafts	37	87	34	38	50
Total recoveries	1,341	2,240	1,329	424	1,892
Net charge-offs (recoveries):
Commercial real estate	84	351	518	347	1,152
Commercial and industrial	(67)	(48)	(72)	(16)	(385)
Residential real estate	126	(97)	302	267	630
Real estate construction	—	—	—	—	—
Home equity lines of credit	(1)	64	7	4	67
Consumer	(33)	26	126	59	7
Deposit account overdrafts	95	35	142	157	107
Total net charge-offs	$204	$331	$1,023	$818	$1,578
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	0.04%	0.15%	0.22%	0.15%	0.49%
Commercial and industrial	(0.03)%	(0.02)%	(0.03)%	(0.01)%	(0.16)%
Residential real estate	0.05%	(0.04)%	0.13%	0.11%	0.27%
Real estate construction	—%	—%	—%	—%	—%
Home equity lines of credit	—%	0.03%	—%	—%	0.03%
Consumer	(0.01)%	0.01%	0.05%	0.02%	—%
Deposit account overdrafts	0.04%	0.01%	0.06%	0.07%	0.04%
Total	0.09%	0.14%	0.43%	0.34%	0.67%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Loans 90+ days past due and accruing:
Commercial real estate	$37	$—	$—	$—	$—
Commercial and industrial	—	—	—	20	—
Residential real estate	—	—	—	126	124
Consumer	14	—	—	—	—
Total	51	—	—	146	124
Nonaccrual loans:
Commercial real estate	9,720	12,906	20,587	22,657	27,455
Commercial and industrial	474	1,949	2,262	2,468	1,325
Residential real estate	3,693	3,805	3,440	3,996	1,784
Home equity	215	200	349	271	283
Consumer	—	—	—	2	—
Total	14,102	18,860	26,638	29,394	30,847
Troubled debt restructurings:
Commercial real estate	2,416	1,302	2,959	3,001	—
Residential real estate	49	330	425	562	574
Total	2,465	1,632	3,384	3,563	574
Total nonperforming loans (NPLs)	16,618	20,492	30,022	33,103	31,545
Other real estate owned (OREO)
Commercial	815	869	2,194	3,552	3,546
Residential	325	—	—	115	—
Total	1,140	869	2,194	3,667	3,546
Total nonperforming assets (NPAs)	$17,758	$21,361	$32,216	$36,770	$35,091
NPLs as a percent of total loans	1.73%	2.16%	3.19%	3.47%	3.35%
NPAs as a percent of total assets	0.97%	1.18%	1.80%	2.04%	1.95%
NPAs as a percent of gross loans and OREO	1.85%	2.25%	3.41%	3.84%	3.71%
Allowance for loan losses as a percent of NPLs	119.90%	103.69%	79.00%	76.16%	79.78%
The decrease in nonaccrual loans during the second quarter of 2012 was due mostly to Peoples restoring two commercial loan relationships to accrual status as a result of improvement in the borrowers' financial condition. These relationships had an aggregate outstanding principal balance of $2.6 million at March 31, 2012, of which $1.5 million was commercial and industrial loans and the remainder was commercial real estate loans. During the first quarter of 2012, nonaccrual commercial real estate loans with aggregate balances of $8.1 million at year-end 2011 were paid off, which contributed to the year-to-date decline. These reductions also drove a decrease in total criticized loans, which were down 29% at June 30, 2012 versus year-end 2011.
The majority of Peoples' nonaccrual commercial real estate loans continues to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the sustained weakness in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Interest-bearing deposits:
Retail certificates of deposit	$411,401	$392,503	$411,247	$415,190	$421,167
Money market deposit accounts	249,608	255,907	268,410	254,012	264,677
Governmental/public funds	155,881	161,798	122,916	140,357	150,319
Savings accounts	161,664	155,097	138,383	132,182	133,352
Interest-bearing demand accounts	112,476	110,731	106,233	100,770	99,324
Total retail interest-bearing deposits	1,091,030	1,076,036	1,047,189	1,042,511	1,068,839
Brokered certificates of deposits	54,639	54,069	64,054	64,470	67,912
Total interest-bearing deposits	1,145,669	1,130,105	1,111,243	1,106,981	1,136,751
Non-interest-bearing deposits	272,627	268,444	239,837	235,585	222,075
Total deposits	$1,418,296	$1,398,549	$1,351,080	$1,342,566	$1,358,826
During the first half of 2012, Peoples maintained its recent deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as certificates of deposit (“CDs”) and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters.
The increase in retail CDs during the second quarter of 2012 primarily reflects higher balances in funds placed within the Certificate of Deposit Account Registry Service, or CDARS. These balances can fluctuate significantly from quarter-to-quarter depending on customer demand and rates offered by within CDARS. Non-interest-bearing deposits continued to grow in the second quarter of 2012, due largely to higher commercial deposit balances. The increased balances reflect Peoples' increased focus on obtaining the deposit relationships of its commercial clients. Since year-end 2011, non-interest-bearing commercial deposit balances have increased $18.4 million, of which $6.3 million of this growth occurred during the second quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Short-term borrowings:
FHLB advances	$7,500	$—	$8,500	$17,300	$—
Retail repurchase agreements	35,847	44,905	43,143	41,255	39,254
Total short-term borrowings	43,347	44,905	51,643	58,555	39,254
Long-term borrowings:
FHLB advances	66,471	66,652	77,312	78,970	86,703
National market repurchase agreements	40,000	40,000	65,000	65,000	65,000
Total long-term borrowings	106,471	106,652	142,312	143,970	151,703
Subordinated notes held by subsidiary trust	22,618	22,609	22,600	22,592	22,583
Total borrowed funds	$172,436	$174,166	$216,555	$225,117	$213,540
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

Capital/Stockholders’ Equity
During the second quarter of 2012, Peoples' total stockholders' equity and regulatory capital measures benefited from earnings exceeding dividends declared. In addition, the fair value of Peoples' available-for-sale securities increased during the quarter, resulting in a corresponding change in accumulated other comprehensive income. The increase in stockholders' equity through six months of 2012 was partially offset by the impact of Peoples repurchasing the warrant previously issued to the U.S. Treasury at a cost of $1.2 million.
At June 30, 2012, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to work through the remaining asset quality issues plus provide capacity to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Capital Amounts:
Tier 1 common	$156,565	$153,180	$142,521	$139,828	$136,842
Tier 1	179,183	175,789	165,121	180,294	177,287
Total (Tier 1 and Tier 2)	194,307	190,694	180,053	195,485	192,663
Net risk-weighted assets	$1,124,982	$1,108,633	$1,111,443	$1,127,976	$1,135,234
Capital Ratios:
Tier 1 common	13.92%	13.82%	12.82%	12.40%	12.05%
Tier 1	15.93%	15.86%	14.86%	15.98%	15.62%
Total (Tier 1 and Tier 2)	17.27%	17.20%	16.20%	17.33%	16.97%
Leverage ratio	10.18%	10.05%	9.45%	10.37%	10.10%
During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The impact of these NPRs, if adopted, would result in higher risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, referred to as Basel III. Most of the provisions contained within the NPRs would be phased-in over periods ranging from 3 to 10 years. Management continues to evaluate the potential impact of the NPRs to ensure the capital levels of both Peoples and Peoples Bank remain higher than the amounts needed to be considered "well capitalized". However, the final regulations ultimately applicable to Peoples and Peoples Bank may be substantially different from those contemplated in the NPRs.
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

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Tangible Equity:
Total stockholders' equity, as reported	$214,623	$208,666	$206,657	$224,530	$218,527
Less: goodwill and other intangible assets	65,383	64,429	64,475	64,489	64,602
Tangible equity	$149,240	$144,237	$142,182	$160,041	$153,925

Tangible Common Equity:
Tangible equity	$149,240	$144,237	$142,182	$160,041	$153,925
Less: preferred stockholders' equity	—	—	—	17,875	17,862
Tangible common equity	$149,240	$144,237	$142,182	$142,166	$136,063

Tangible Assets:
Total assets, as reported	$1,831,359	$1,805,923	$1,794,161	$1,805,743	$1,802,703
Less: goodwill and other intangible assets	65,383	64,429	64,475	64,489	64,602
Tangible assets	$1,765,976	$1,741,494	$1,729,686	$1,741,254	$1,738,101

Tangible Book Value per Share:
Tangible common equity	$149,240	$144,237	$142,182	$142,166	$136,063
Common shares outstanding	10,526,954	10,521,548	10,507,124	10,489,400	10,478,149

Tangible book value per share	$14.18	$13.71	$13.53	$13.55	$12.99

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$149,240	$144,237	$142,182	$160,041	$153,925
Tangible assets	$1,765,976	$1,741,494	$1,729,686	$1,741,254	$1,738,101

Tangible equity to tangible assets	8.45%	8.28%	8.22%	9.19%	8.86%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$149,240	$144,237	$142,182	$142,166	$136,063
Tangible assets	$1,765,976	$1,741,494	$1,729,686	$1,741,254	$1,738,101

Tangible common equity to tangible assets	8.45%	8.28%	8.22%	8.16%	7.83%
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
300	$9,454	19.1%	$7,061	13.9%	$(8,289)	(3.7)%	$(8,855)	(4.1)%
200	8,055	16.3%	6,250	12.3%	3,347	1.5%	2,036	0.9%
100	5,572	11.3%	4,548	9.0%	9,576	4.3%	7,728	3.6%
At June 30, 2012, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2011 Form 10-K.
At June 30, 2012, Peoples had liquid assets of $199.0 million, which represented 10.1% of total assets and unfunded commitments. This amount exceeded the minimal level of $39.2 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $49.8 million of unpledged securities not included in the measurement of liquid assets.
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

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Home equity lines of credit	$42,043	$40,499	$44,850	$44,481	$39,758
Unadvanced construction loans	17,578	18,118	10,023	11,954	16,026
Other loan commitments	112,604	112,436	135,110	119,738	106,311
Loan commitments	172,225	171,053	189,983	176,173	162,095

Standby letters of credit	$40,330	$39,862	$40,821	$41,269	$41,198
Management does not anticipate Peoples’ current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2012:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2012	—		$—		—	—
May 1 - 31, 2012	584	(2)	$18.81	(2)	—	—
June 1 - 30, 2012	168	(2)	$20.80	(2)	—	—
Total	752		$19.25		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2012.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 26, 2012	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 26, 2012	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2012; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.