Form 10-Q
period 2012-09-30
PEOPLES BANCORP INC
filed 2012-10-25
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,690,009 common shares, without par value, at October 24, 2012.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$33,814	$32,346
Interest-bearing deposits in other banks	25,463	6,604
Total cash and cash equivalents	59,277	38,950
Available-for-sale investment securities, at fair value (amortized cost of $579,722 at September 30, 2012 and $617,128 at December 31, 2011)	589,360	628,571
Held-to-maturity investment securities, at amortized cost (fair value of $33,933 at September 30, 2012 and $16,705 at December 31, 2011)	32,572	16,301
Other investment securities, at cost	24,661	24,356
Total investment securities	646,593	669,228
Loans, net of deferred fees and costs	988,767	938,506
Allowance for loan losses	(18,607)	(23,717)
Net loans	970,160	914,789
Loans held for sale	12,739	3,271
Bank premises and equipment, net	24,552	23,905
Bank owned life insurance	51,206	49,384
Goodwill	64,835	62,520
Other intangible assets	3,587	1,955
Other assets	33,561	30,159
Total assets	$1,866,510	$1,794,161
Liabilities
Deposits:
Non-interest-bearing	$288,376	$239,837
Interest-bearing	1,164,111	1,111,243
Total deposits	1,452,487	1,351,080
Short-term borrowings	37,651	51,643
Long-term borrowings	106,270	142,312
Junior subordinated notes held by subsidiary trust	22,627	22,600
Accrued expenses and other liabilities	28,640	19,869
Total liabilities	1,647,675	1,587,504
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,140,100 shares issued at September 30, 2012 and 11,122,247 shares issued at December 31, 2011, including shares in treasury	166,612	166,969
Retained earnings	66,569	53,580
Accumulated other comprehensive income, net of deferred income taxes	751	1,412
Treasury stock, at cost, 605,655 shares at September 30, 2012 and 615,123 shares at December 31, 2011	(15,097)	(15,304)
Total stockholders’ equity	218,835	206,657
Total liabilities and stockholders’ equity	$1,866,510	$1,794,161

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$11,911	$12,147	$35,714	$37,214
Interest and dividends on taxable investment securities	4,658	5,871	15,104	18,237
Interest on tax-exempt investment securities	368	378	1,064	1,187
Other interest income	5	4	13	20
Total interest income	16,942	18,400	51,895	56,658
Interest Expense:
Interest on deposits	2,171	3,332	7,007	10,991
Interest on short-term borrowings	19	24	57	85
Interest on long-term borrowings	936	1,285	2,984	3,912
Interest on junior subordinated notes held by subsidiary trust	495	495	1,482	1,480
Total interest expense	3,621	5,136	11,530	16,468
Net interest income	13,321	13,264	40,365	40,190
(Recovery of) provision for loan losses	(956)	865	(4,213)	8,471
Net interest income after (recovery of) provision for loan losses	14,277	12,399	44,578	31,719
Other Income:
Insurance income	2,367	2,324	7,756	7,321
Deposit account service charges	2,261	2,628	6,728	7,256
Trust and investment income	1,565	1,385	4,510	4,119
Electronic banking income	1,484	1,313	4,436	3,818
Mortgage banking income	638	370	1,869	1,030
Net gain on investment securities	112	57	3,275	473
Net (loss) gain on asset disposals and other transactions	(161)	389	(3,266)	(107)
Other non-interest income	257	371	853	1,112
Total other income	8,523	8,837	26,161	25,022
Other Expenses:
Salaries and employee benefit costs	8,051	8,701	24,711	24,281
Net occupancy and equipment	1,423	1,453	4,358	4,426
Professional fees	1,172	807	3,189	2,615
Electronic banking expense	887	713	2,451	2,016
Marketing expense	534	452	1,490	1,105
Data processing and software	470	490	1,442	1,406
Franchise tax	415	369	1,241	1,128
Communication expense	294	307	930	915
Foreclosed real estate and other loan expenses	263	251	739	825
FDIC insurance	257	440	789	1,552
Amortization of other intangible assets	134	141	350	455
Other non-interest expense	1,766	1,306	4,678	4,043
Total other expenses	15,666	15,430	46,368	44,767
Income before income taxes	7,134	5,806	24,371	11,974
Income tax expense	2,310	1,885	7,860	3,263
Net income	$4,824	$3,921	$16,511	$8,711
Preferred dividends	—	237	—	998
Net income available to common shareholders	$4,824	$3,684	$16,511	$7,713
Earnings per common share - basic	$0.45	$0.35	$1.56	$0.74
Earnings per common share - diluted	$0.45	$0.35	$1.56	$0.73
Weighted-average number of common shares outstanding - basic	10,530,800	10,484,609	10,522,874	10,478,310
Weighted-average number of common shares outstanding - diluted	10,530,876	10,519,673	10,522,905	10,498,708
Cash dividends declared on common shares	$1,175	$1,060	$3,522	$2,118
Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.20
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$4,824	$3,921	$16,511	$8,711
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	(107)	4,505	1,468	12,989
Related tax expense	37	(1,577)	(514)	(4,546)
Less: reclassification adjustment for net gain included in net income	112	57	3,275	473
Related tax expense	(39)	(21)	(1,146)	(166)
Net effect on other comprehensive income (loss)	(143)	2,892	(1,175)	8,136
Defined benefit plans:
Net gain arising during the period	—	—	318	—
Related tax expense	—	—	(111)	—
Amortization of unrecognized loss and service cost on pension plan	41	387	472	464
Related tax expense	(14)	(136)	(165)	(163)
Net effect on other comprehensive income (loss)	27	251	514	301
Total other comprehensive income (loss), net of tax	(116)	3,143	(661)	8,437
Total comprehensive income	$4,708	$7,064	$15,850	$17,148

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income			16,511			16,511
Other comprehensive loss, net of tax				(661)		(661)
Repurchase of common stock warrant		(1,201)				(1,201)
Common stock cash dividends declared			(3,522)			(3,522)
Tax benefit from exercise of stock options		13				13
Reissuance of treasury stock for deferred compensation plan					163	163
Purchase of treasury stock					(80)	(80)
Common shares issued under dividend reinvestment plan		264				264
Common shares issued under Board of Directors' compensation plan		(35)			124	89
Stock-based compensation expense		602				602
Balance, September 30, 2012	$—	$166,612	$66,569	$751	$(15,097)	$218,835

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$22,806	$32,800
Investing activities:
Available-for-sale investment securities:
Purchases	(190,531)	(174,082)
Proceeds from sales	113,720	59,868
Proceeds from principal payments, calls and prepayments	111,377	88,989
Held-to-maturity investment securities:
Purchases	(23,791)	—
Proceeds from principal payments	7,387	—
Net (increase) decrease in loans	(20,449)	47
Net expenditures for premises and equipment	(2,331)	(1,100)
Proceeds from sales of other real estate owned	1,387	1,534
Business acquisitions, net of cash received	(3,321)	—
Investment in limited partnership and tax credit funds	(187)	(234)
Net cash used in investing activities	(6,739)	(24,978)
Financing activities:
Net increase in non-interest-bearing deposits	34,742	20,516
Net increase (decrease) in interest-bearing deposits	27,190	(39,619)
Net (decrease) increase in short-term borrowings	(13,992)	7,046
Payments on long-term borrowings	(39,152)	(13,732)
Repurchase of preferred shares and common stock warrant	(1,201)	(21,000)
Cash dividends paid on preferred shares	—	(899)
Cash dividends paid on common shares	(3,265)	(2,940)
Purchase of treasury stock	(80)	(90)
Proceeds from issuance of common shares	5	9
Excess tax benefit from share-based payments	13	—
Net cash provided by (used in) financing activities	4,260	(50,709)
Net increase (decrease) in cash and cash equivalents	20,327	(42,887)
Cash and cash equivalents at beginning of period	38,950	74,644
Cash and cash equivalents at end of period	$59,277	$31,757

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2011 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2012, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2011, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2011 Form 10-K.
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
Assets measured at fair value on a recurring basis comprised the following at September 30, 2012:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Obligations of:
U.S. Treasury and government agencies	$28	$—	$28	$—
U.S. government sponsored agencies	575	—	575	—
States and political subdivisions	42,154	—	42,154	—
Residential mortgage-backed securities	472,439	—	472,439	—
Commercial mortgage-backed securities	61,345	—	61,345	—
Bank-issued trust preferred securities	10,105	—	10,105	—
Equity securities	2,714	2,594	120	—
Total available-for-sale securities	$589,360	$2,594	$586,766	$—
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$32	$—
U.S. government sponsored agencies	13,037	—	13,037	—
States and political subdivisions	35,745	—	35,745	—
Residential mortgage-backed securities	527,003	—	527,003	—
Commercial mortgage-backed securities	37,289	—	37,289	—
Bank-issued trust preferred securities	12,211	—	12,211	—
Equity securities	3,254	3,126	128	—
Total available-for-sale securities	$628,571	$3,126	$625,445	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2012, impaired loans with an aggregate outstanding principal balance of $6.2 million were measured and reported at a fair value of $4.6 million.  For the three and nine months ended September 30, 2012, Peoples recognized losses on impaired loans of $0.2 million and $1.6 million, respectively, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$59,277	$59,277	$38,950	$38,950
Investment securities	646,593	647,954	669,228	669,632
Loans	982,899	886,038	918,060	828,477
Financial liabilities:
Deposits	$1,452,487	$1,463,796	$1,351,080	$1,363,742
Short-term borrowings	37,651	37,651	51,643	51,643
Long-term borrowings	106,270	119,791	142,312	157,553
Junior subordinated notes held by subsidiary trust	22,627	23,681	22,600	23,760
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

Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of:
U.S. Treasury and government agencies	$28	$—	$—	$28
U.S. government sponsored agencies	540	35	—	575
States and political subdivisions	38,541	3,614	(1)	42,154
Residential mortgage-backed securities	469,514	12,106	(9,181)	472,439
Commercial mortgage-backed securities	58,923	2,458	(36)	61,345
Bank-issued trust preferred securities	10,962	70	(927)	10,105
Equity securities	1,214	1,601	(101)	2,714
Total available-for-sale securities	$579,722	$19,884	$(10,246)	$589,360
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$—	$32
U.S. government sponsored agencies	12,291	746	—	13,037
States and political subdivisions	32,763	2,982	—	35,745
Residential mortgage-backed securities	521,231	15,607	(9,835)	527,003
Commercial mortgage-backed securities	35,712	1,577	—	37,289
Bank-issued trust preferred securities	13,886	12	(1,687)	12,211
Equity securities	1,213	2,134	(93)	3,254
Total available-for-sale securities	$617,128	$23,058	$(11,615)	$628,571
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both September 30, 2012 and December 31, 2011.  At September 30, 2012, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross gains realized	$761	$612	$4,033	$1,110
Gross losses realized	649	555	758	637
Net gain realized	$112	$57	$3,275	$473
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	380	1	2	—	—	—	380	1
Residential mortgage-backed securities	87,565	1,274	17	96,086	7,907	20	183,651	9,181
Commercial mortgage-backed securities	7,705	36	2	—	—	—	7,705	36
Bank-issued trust preferred securities	2,376	18	2	5,185	909	5	7,561	927
Equity securities	—	—	—	75	101	1	75	101
Total	$98,026	$1,329	23	$101,346	$8,917	26	$199,372	$10,246
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	60,148	756	13	91,400	9,079	15	151,548	9,835
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	6,872	625	4	4,329	1,062	5	11,201	1,687
Equity securities	—	—	—	83	93	1	83	93
Total	$67,020	$1,381	17	$95,815	$10,234	22	$162,835	$11,615
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2012, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2012 and December 31, 2011, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2012, approximately 96% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored enterprises. The remaining 4%, or seven positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the seven positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $2.1 million and $1.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, four of the seven bank-issued trust preferred securities at an unrealized loss position were within 90% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector. The remaining three securities had an aggregate book value of approximately $3.0 million and fair value of $2.3 million at September 30, 2012.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$9	$19	$—	$28
U.S. government sponsored agencies	—	540	—	—	540
States and political subdivisions	613	3,101	11,175	23,652	38,541
Residential mortgage-backed securities	9	801	50,768	417,936	469,514
Commercial mortgage-backed securities	—	5,362	38,203	15,358	58,923
Bank-issued trust preferred securities	—	—	—	10,962	10,962
Equity securities					1,214
Total available-for-sale securities	$622	$9,813	$100,165	$467,908	$579,722
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$9	$19	$—	$28
U.S. government sponsored agencies	—	575	—	—	575
States and political subdivisions	618	3,203	12,388	25,945	42,154
Residential mortgage-backed securities	9	854	52,470	419,106	472,439
Commercial mortgage-backed securities	—	5,710	39,773	15,862	61,345
Bank-issued trust preferred securities	—	—	—	10,105	10,105
Equity securities					2,714
Total available-for-sale securities	$627	$10,351	$104,650	$471,018	$589,360
Total average yield	6.31%	4.13%	3.73%	3.56%	3.60%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of:
States and political subdivisions	$3,862	$410	$—	$4,272
Residential mortgage-backed securities	20,770	536	—	21,306
Commercial mortgage-backed securities	7,940	415	—	8,355
Total held-to-maturity securities	$32,572	$1,361	$—	$33,933
December 31, 2011
Obligations of:
States and political subdivisions	$3,525	$262	$—	$3,787
Residential mortgage-backed securities	12,776	230	(88)	12,918
Total held-to-maturity securities	$16,301	$492	$(88)	$16,705
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and nine months ended September 30, 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2012
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$—	$—	—	$—	$—	—	$—	$—
December 31, 2011
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	6,416	88	1	—	—	—	6,416	88
Total	$6,416	$88	1	$—	$—	—	$6,416	$88
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$340	$3,522	$3,862
Residential mortgage-backed securities	—	—	550	20,220	20,770
Commercial mortgage-backed securities	—	—	—	7,940	7,940
Total held-to-maturity securities	$—	$—	$890	$31,682	$32,572
Fair value
Obligations of:
States and political subdivisions	$—	$—	$344	$3,928	$4,272
Residential mortgage-backed securities	—	—	563	20,743	21,306
Commercial mortgage-backed securities	—	—	—	8,355	8,355
Total held-to-maturity securities	$—	$—	$907	$33,026	$33,933
Total average yield	—%	—%	2.61%	3.17%	3.15%
Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consisted of restricted equity securities issued by the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”), and a capital investment in West Virginia Bankers Insurance.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $340.8 million and $359.1 million at September 30, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $30.2 million and $3.0 million at September 30, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $53.6 million and $65.2 million at September 30, 2012 and December 31, 2011, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$379,561	$410,352
Commercial and industrial	172,068	140,857
Real estate construction	50,804	30,577
Residential real estate	233,501	219,619
Home equity lines of credit	51,137	47,790
Consumer	100,116	87,531
Deposit account overdrafts	1,580	1,780
Total loans	$988,767	$938,506
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate	$3,052	$3,754
Commercial and industrial	74	109
Residential real estate	13,407	14,497
Consumer	91	101
Total outstanding balance	$16,624	$18,461
Net carrying amount	$16,148	$17,954
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $186.7 million and $184.8 million at September 30, 2012 and December 31, 2011, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $146.4 million and $124.0 million at September 30, 2012 and December 31, 2011, respectively.
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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Commercial real estate	$11,737	$23,546	$—	$—
Commercial and industrial	416	2,262	27	—
Real estate construction	—	—	—	—
Residential real estate	3,303	3,865	—	—
Home equity lines of credit	15	349	—	—
Consumer	10	—	—	—
Total	$15,481	$30,022	$27	$—
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
September 30, 2012
Commercial real estate	$785	$1,497	$5,740	$8,022	$371,539	$379,561
Commercial and industrial	554	62	27	643	171,425	172,068
Real estate construction	—	—	—	—	50,804	50,804
Residential real estate	2,436	490	2,331	5,257	228,244	233,501
Home equity lines of credit	272	24	16	312	50,825	51,137
Consumer	709	72	10	791	99,325	100,116
Deposit account overdrafts	60	—	—	60	1,520	1,580
Total	$4,816	$2,145	$8,124	$15,085	$973,682	$988,767
December 31, 2011
Commercial real estate	$2,700	$2,286	$11,363	$16,349	$394,003	$410,352
Commercial and industrial	230	360	37	627	140,230	140,857
Real estate construction	—	—	—	—	30,577	30,577
Residential real estate	5,750	1,187	3,082	10,019	209,600	219,619
Home equity lines of credit	206	—	349	555	47,235	47,790
Consumer	874	86	—	960	86,571	87,531
Deposit account overdrafts	66	—	—	66	1,714	1,780
Total	$9,826	$3,919	$14,831	$28,576	$909,930	$938,506

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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually nor meeting the regulatory conditions to be categorized as described above would be considered as being “not rated”.
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
September 30, 2012
Commercial real estate	$312,346	$29,817	$33,710	$—	$3,688	$379,561
Commercial and industrial	144,105	14,869	8,982	—	4,112	172,068
Real estate construction	47,140	—	1,106	—	2,558	50,804
Residential real estate	22,868	1,977	8,189	—	200,467	233,501
Home equity lines of credit	1,358	—	1,104	—	48,675	51,137
Consumer	84	—	23	—	100,009	100,116
Deposit account overdrafts	—	—	—	—	1,580	1,580
Total	$527,901	$46,663	$53,114	$—	$361,089	$988,767
December 31, 2011
Commercial real estate	$310,996	$40,165	$56,142	$—	$3,049	$410,352
Commercial and industrial	113,391	18,636	6,625	—	2,205	140,857
Real estate construction	23,710	2,932	2,062	—	1,873	30,577
Residential real estate	28,507	2,913	10,097	20	178,082	219,619
Home equity lines of credit	1,491	42	1,394	—	44,863	47,790
Consumer	72	—	32	—	87,427	87,531
Deposit account overdrafts	—	—	—	—	1,780	1,780
Total	$478,167	$64,688	$76,352	$20	$319,279	$938,506
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2012
Commercial real estate	$23,041	$1,948	$9,647	$11,595	$731	$12,178	$—
Commercial and industrial	479	—	408	408	—	492	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	1,099	259	734	993	36	1,514	—
Home equity lines of credit	—	—	—	—	—	167	—
Total	$24,619	$2,207	$10,789	$12,996	$767	$14,351	$—
December 31, 2011
Commercial real estate	$49,402	$6,882	$16,501	$23,383	$1,026	$23,058	$—
Commercial and industrial	2,290	1,801	420	2,221	407	1,098	—
Real estate construction	—	—	—	—	—	—	—
Residential real estate	3,901	323	2,226	2,549	49	2,081	—
Home equity lines of credit	420	—	269	269	—	332	—
Total	$56,013	$9,006	$19,416	$28,422	$1,482	$26,569	$—
At September 30, 2012, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
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
During the third quarter of 2012, in accordance with regulatory guidance regarding borrowers who were in Chapter 7 bankruptcy, Peoples identified $3.3 million of loans that were TDRs. The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower. The $3.3 million includes $2.8 million of loans that were accruing as of September 30, 2012 since Peoples expects to collect all principal and interest payments.
The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30, 2012 and 2011.

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2012	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2012
Commercial real estate	3	$422	$422	$413	4	$752	$752	$743
Commercial and industrial	2	$58	$58	$58	2	$58	$58	$58
Real estate construction	—	$—	$—	$—	—	$—	$—	$—
Residential real estate	71	$2,788	$2,788	$2,788	71	$2,788	$2,788	$2,788
Home equity lines of credit	20	$244	$244	$244	20	$244	$244	$244
Consumer	33	$143	$143	$143	33	$143	$143	$143

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2011	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2011
Commercial real estate	—	$—	$—	$—	4	$3,197	$3,197	$3,001

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
There were no loans modified in a TDR over the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2012.

Peoples had approximately $7,000 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended September 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Real Estate Construction	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2012	$18,947	$2,434	$1,119	$—	$541	$449	$227	$23,717
Charge-offs	(3,112)	—	(890)	—	(94)	(428)	(417)	(4,941)
Recoveries	2,538	258	608	—	23	459	158	4,044
Net (charge-offs) recoveries	(574)	258	(282)	—	(71)	31	(259)	(897)
Provision for loan losses	(3,400)	(1,025)	—	—	—	—	212	(4,213)
Balance, September 30, 2012	$14,973	$1,667	$837	$—	$470	$480	$180	$18,607

Period-end amount allocated to:
Loans individually evaluated for impairment	$731	$—	$36	$—	$—	$—	$—	$767
Loans collectively evaluated for impairment	14,242	1,667	801	—	470	480	180	17,840
Ending balance	$14,973	$1,667	$837	$—	$470	$480	$180	$18,607

Balance, January 1, 2011	$21,806	$2,160	$1,400	$—	$431	$721	$248	$26,766
Charge-offs	(9,715)	(1,004)	(1,253)	—	(345)	(687)	(488)	(13,492)
Recoveries	1,453	629	598	—	37	560	191	3,468
Net (charge-offs)	(8,262)	(375)	(655)	—	(308)	(127)	(297)	(10,024)
Provision for loan losses	6,541	578	676	—	425	(20)	271	8,471
Balance, September 30, 2011	$20,085	$2,363	$1,421	$—	$548	$574	$222	$25,213

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,095	$522	$242	$—	$—	$—	$—	$1,859
Loans collectively evaluated for impairment	18,990	1,841	1,179	—	548	574	222	23,354
Ending balance	$20,085	$2,363	$1,421	$—	$548	$574	$222	$25,213

Note 5 Long-Term Borrowings

Long-term borrowings consisted of the following at:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Callable national market repurchase agreements	$40,000	3.63%	$65,000	3.43%
FHLB putable non-amortizing, fixed rate advances	50,000	3.32%	60,000	3.28%
FHLB amortizing, fixed rate advances	16,270	3.61%	17,312	3.59%
Total long-term borrowings	$106,270	3.48%	$142,312	3.38%
Peoples' national market repurchase agreements consisted of agreements with unrelated financial service companies and have original maturities ranging from 5 to 10 years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years. After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. During the first quarter of 2012, Peoples prepaid $35.0 million of wholesale borrowings resulting in early termination fees of $3.1 million. The borrowings had a weighted-average cost of 3.09%.
The FHLB advances consisted of various borrowings with original maturities ranging from 5 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty. The rates on the convertible rate advances are fixed for initial periods ranging from one to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance. If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee. At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty. For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity. After the initial period, the FHLB has the option to terminate the debt on a quarterly basis. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2011 Form 10-K, long-term FHLB advances are collateralized by assets owned by Peoples.
The aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three Months Ending December 31, 2012	$1,365	3.80%
Year Ending December 31, 2013	2,225	3.67%
Year Ending December 31, 2014	1,721	3.55%
Year Ending December 31, 2015	1,466	3.55%
Year Ending December 31, 2016	1,257	3.56%
Thereafter	98,236	3.47%
Total long-term borrowings	$106,270	3.48%

Note 6 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2011	—	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares		4,000	1,441
Changes related to deferred compensation plan:
Purchase of treasury stock			2,820
Reissuance of treasury stock			(8,897)
Common shares issued under dividend reinvestment plan		13,853
Common shares issued under Board of Directors' compensation plan		—	(4,832)
Shares at September 30, 2012	—	11,140,100	605,655
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
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2012:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Current period change, net of tax	(1,175)	514	(661)
Balance, September 30, 2012	$6,264	$(5,513)	$751

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	$148	$180	$452	$553
Expected return on plan assets	(182)	(254)	(574)	(810)
Amortization of net loss	41	19	120	49
Settlement of benefit obligation	—	408	353	408
Net periodic cost	$7	$353	$351	$200

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	$2	$3	$7	$9
Expected return on plan assets	—	—	—	—
Amortization of net loss	—	(3)	(1)	(7)
Settlement of benefit obligation	—	—	—	—
Net periodic cost	$2	$—	$6	$2
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
During the third quarter of 2012, there was an inconsequential amount of lump-sum distributions and as a result, no additional settlement charge was recorded.

Note 8  Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, unrestricted common share awards or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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

The following table summarizes Peoples’ stock options outstanding at September 30, 2012:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	4,043	0.5	$21.71
$21.72	to	$23.58	28,993	0.5	22.32
$23.59	to	$25.94	4,892	1.1	24.83
$26.01	to	$27.74	25,710	1.9	27.03
$28.25	to	$28.26	18,573	3.3	28.25
$28.57	to	$30.00	21,483	2.5	29.09
Total			103,694	1.8	$26.05
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes Peoples’ SARs outstanding at September 30, 2012:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	4.8
$23.77	11,509	5.4
$29.25	9,340	4.4
Total	22,849	4.9
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

The following summarizes the changes to Peoples’ restricted common shares for the period ended September 30, 2012:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	26,544	$12.89	3,363	$13.14
Awarded	45,628	14.44	15,360	16.76
Released	4,000	12.15	—	—
Forfeited	2,379	15.20	858	16.98
Outstanding at September 30	65,793	$13.93	17,865	$16.07

For the nine months ended September 30, 2012, the total intrinsic value of restricted common shares released was $77,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Total stock-based compensation	$117	$90	$602	$186
Recognized tax benefit	(41)	(31)	(211)	(65)
Net expense recognized	$76	$59	$391	$121
Total unrecognized stock-based compensation expense related to unvested awards was $518,000 at September 30, 2012, which will be recognized over a weighted-average period of 1.6 years.
On September 13, 2012, the Board of Directors announced a future grant of unrestricted common shares to certain employees that do not already participate in the 2006 Equity Plan. The grant is anticipated to be for an aggregate of approximately 9,000 common shares and will have a grant date of October 30, 2012.

Note 9  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2012	2011	2012	2011
Distributed earnings allocated to common shareholders	$1,166	$1,056	$3,496	$2,110
Undistributed earnings allocated to common shareholders	3,620	2,614	12,900	5,584
Net earnings allocated to common shareholders	$4,786	$3,670	$16,396	$7,694

Weighted-average common shares outstanding	10,530,800	10,484,609	10,522,874	10,478,310
Effect of potentially dilutive common shares	76	35,064	31	20,398
Total weighted-average diluted common shares outstanding	10,530,876	10,519,673	10,522,905	10,498,708

Earnings per common share:
Basic	$0.45	$0.35	$1.56	$0.74
Diluted	$0.45	$0.35	$1.56	$0.73
Restricted shares, stock options and SARs covering 147,756 and 248,093 common shares were excluded from the calculations for the nine months ended September 30, 2012 and 2011, respectively, since they were anti-dilutive.

Note 10 Acquisitions

On September 14, 2012, Peoples completed its acquisition of Sistersville Bancorp, Inc. ("Sistersville") for total cash consideration of $9.8 million. Sistersville and its wholly-owned subsidiary, First Federal Savings Bank, which operates two full-service branches in Sistersville and Parkersburg, West Virginia, merged into Peoples' wholly-owned subsidiary, Peoples Bank, National Association. The acquisition was accounted for under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. The goodwill recognized will not be tax deductible for income tax purposes.
As a result of the Sistersville acquisition, Peoples acquired loans of $31 million and deposits of $39 million. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
On September 1, 2012, Peoples acquired a small financial advisory book of business in Gallipolis, Ohio for cash consideration of $0.4 million. A portion of the consideration is contingent upon revenue metrics being achieved. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
During the second quarter of 2012, Peoples acquired a small financial advisory book of business in Wood County, West Virginia for cash consideration of $0.9 million. A portion of the consideration is contingent upon revenue metrics being achieved. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.

The following is a summary of changes in goodwill and intangible assets arising from the acquisitions:

(Dollars in thousands)	Goodwill	Gross Core Deposit	Gross Customer Relationships
Balance, December 31, 2011	$62,520	$10,564	$6,182
Acquired intangible	2,315	661	1,008
Balance, September 30, 2012	$64,835	$11,225	$7,190

(Dollars in thousands)	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
September 30, 2012
Core deposits	$11,225	$(10,564)	$661
Customer relationships	7,190	(6,121)	1,069
Total acquired intangibles	$18,415	$(16,685)	$1,730
Mortgage servicing rights			1,857
Total other intangible assets			$3,587

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
SIGNIFICANT RATIOS
Return on average stockholders' equity	8.86%	7.03%	10.41%	5.35%
Return on average common stockholders' equity	8.86%	7.19%	10.41%	5.22%
Return on average assets	1.04%	0.86%	1.21%	0.64%
Net interest margin	3.30%	3.39%	3.38%	3.42%
Efficiency ratio (a)	70.06%	69.70%	68.36%	67.44%
Average stockholders' equity to average assets	11.73%	12.27%	11.61%	12.02%
Average loans to average deposits	67.65%	69.95%	68.31%	69.84%
Dividend payout ratio	24.36%	28.77%	21.33%	27.46%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	1.55%	3.47%	1.55%	3.47%
Nonperforming assets as a percent of total assets (b)(c)	0.89%	2.04%	0.89%	2.04%
Allowance for loan losses to loans net of unearned interest (c)	1.88%	2.65%	1.88%	2.65%
Allowance for loan losses to nonperforming loans (b)(c)	119.98%	76.16%	119.98%	76.16%
(Recovery of) provision for loan losses to average loans (annualized)	(0.39)%	0.36%	(0.59)%	1.19%
Net charge-offs as a percentage of average loans (annualized)	0.15%	0.34%	0.13%	1.41%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	13.86%	12.40%	13.86%	12.40%
Tier 1 capital ratio	15.85%	15.98%	15.85%	15.98%
Total risk-based capital ratio	17.16%	17.33%	17.16%	17.33%
Leverage ratio	10.13%	10.37%	10.13%	10.37%
Tangible equity to tangible assets (d)	8.37%	9.19%	8.37%	9.19%
Tangible common equity to tangible assets (d)	8.37%	8.16%	8.37%	8.16%
Tangible assets (d)	$1,798,088	$1,741,254	$1,798,088	$1,741,254
Tangible equity (d)	150,413	160,041	150,413	160,041
Tangible common equity (d)	$150,413	$142,166	$150,413	$142,166
PER COMMON SHARE DATA
Earnings per share – Basic	$0.45	$0.35	$1.56	$0.74
Earnings per share – Diluted	0.45	0.35	1.56	0.73
Cash dividends declared per share	0.11	0.10	0.33	0.20
Book value per share (c)	20.77	19.70	20.77	19.70
Tangible book value per share (c) (d)	$14.28	$13.55	$14.28	$13.55
Weighted-average common shares outstanding – Basic	10,530,800	10,484,609	10,522,874	10,478,310
Weighted-average common shares outstanding – Diluted	10,530,876	10,519,673	10,522,905	10,498,708
Common shares outstanding at end of period	10,534,445	10,489,400	10,534,445	10,489,400

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

(15)	Peoples' ability to complete and, if completed, successfully integrate acquisitions, including the Sistersville acquisition; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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
Peoples offers diversified financial products and services through 46 financial service locations and 43 ATMs in southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2012, which were unchanged from the policies disclosed in Peoples’ 2011 Form 10-K.
Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2011 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  Peoples performs its required annual impairment test as of June 30 each year.
At June 30, 2012, management performed its annual impairment test of Peoples’ recorded goodwill. The methodology and significant assumptions made by management were consistent with those disclosed in Peoples’ 2011 Form 10-K. Based on its analysis at June 30, 2012, management concluded no goodwill impairment existed since the fair value of Peoples’ single reporting unit exceeded its carrying value. The analysis indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit below its book value: (1) a 5% sustained decline in future cash flows or (2) a 100 basis point increase in the discount rate. No indicators of goodwill impairment existed at September 30, 2012.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
During the second quarter of 2012, Peoples became more active with its merger and acquisition activities. These activities included the merger transactions with Sistersville Bancorp, Inc. ("Sistersville") and its wholly-owned subsidiary, First Federal Savings Bank, announced on June 5, 2012 and subsequently completed on September 14, 2012, and the purchase of a small financial advisory book of business in Wood County, West Virginia. In the third quarter of 2012, Peoples purchased another small financial advisory book of business in Gallipolis, Ohio. These transactions are more fully described in Note 10 of the Notes to the Unaudited Consolidated Financial Statements. In addition, Peoples' management team continues to evaluate other acquisition opportunities involving banks, insurance agencies and wealth management providers located in Ohio, West Virginia and Kentucky. As a result,

Peoples incurred $337,000 of acquisition-related expenses, primarily fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired, for the three months ended September 30, 2012. For the nine months ended September 30, 2012, Peoples incurred $559,000 of acquisition-related expenses. Approximately a quarter of these costs related to acquisition opportunities that management determined did not meet Peoples' criteria and thus negotiations were terminated prior to completion.

◦
On September 17, 2012, Peoples introduced its new brand as part of a company-wide brand revitalization. The brand is Peoples' promise, which is a guarantee of satisfaction and quality. Costs associated with rebranding efforts were approximately $172,000 during the third quarter 2012. Peoples will continue to incur costs throughout 2012 and 2013 associated with the brand revitalization, including marketing due to advertisement, and depreciation for the revitalization of our branch network.

◦
As described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, Peoples incurred settlement charges of $353,000 during the second quarter of 2012 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan through the first six months of 2012 exceeding the threshold for recognizing such charges during the second quarter. No such charges were recognized in the third quarter of 2012. Settlement charges of $408,000 were recognized during the third quarter of 2011.

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

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board continues to indicate there is the potential for these short-term rates to remain unchanged until early 2015.

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

EXECUTIVE SUMMARY
Net income available to common shareholders for the three months ended September 30, 2012, was $4.8 million, or $0.45 per diluted common share, versus $3.7 million and $0.35 per diluted common share a year ago. On a year-to-date basis, net income available to common shareholders was $16.5 million through September 30, 2012, compared to $7.7 million a year ago, representing earnings per diluted common share of $1.56 and $0.73, respectively. The higher earnings compared to the prior year were attributable to a mix of improved operating performance, plus the impact of continued asset quality improvement.
In the third quarter of 2012, Peoples realized a $1.0 million recovery of loan losses and $4.2 million recovery on a year-to-date basis through September 30, 2012, as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded provisions for loan losses of $0.9 million and $8.5 million for the three and nine months ended September 30, 2011, respectively.
Net interest income was 2% lower than the linked quarter, while net interest margin compressed 13 basis points to 3.30% as interest income decreased more than interest expense. For both the quarter and year-to-date, net interest income was consistent with the prior year as decreases in interest income were matched by a reduction in interest expense. Net interest margin compressed 9 basis points for the quarter and 4 basis points on a year-to-date basis. Net interest margin compression was a result of long-term interest rates remaining at historically low levels.
Non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, was up 2% compared to the third quarter of 2011 and 6% on a year-to-date basis, as strong revenue generation occurred in several major sources. The most notable growth occurred in mortgage banking income, which grew $268,000 over the prior year quarter and $839,000 on a year-to-date basis.
Total non-interest expense was $15.7 million for the third quarter of 2012, consistent with the linked quarter and 2% higher than the prior year third quarter. The 4% increase year-to-date was primarily caused by additional incentive compensation of $926,000, which was a result of the improved financial performance of Peoples. Acquisition-related costs of $487,000 also contributed to the increase over the prior year.
At September 30, 2012, total assets were up 4% to $1.87 billion versus $1.79 billion at year-end 2011, with the increase due mostly to higher net loan balances. Gross portfolio loan balances grew $50.3 million during the nine months of 2012, of which $30.8 million was a result of the Sistersville acquisition. The allowance for loan losses decreased $5.1 million to $18.6 million, or 1.88% of gross loans, compared to $23.7 million and 2.53% at December 31, 2011. Total investment securities were down $22.6 million at September 30, 2012, compared to $669.2 million at the prior year-end.
Total liabilities were $1.65 billion at September 30, 2012, up $30.9 million for the quarter and $60.2 million since December 31, 2011. Retail deposit balances experienced continued growth during the third quarter of 2012, increasing $33.7 million since the prior quarter-end and $110.3 million compared to year-end 2011. The Sistersville acquisition added $39.4 million of interest-bearing deposits, almost equally divided among certificates of deposits, money market and savings accounts and $0.9 million of non-interest-bearing deposits. Non-interest-bearing deposits comprised 20.6% of total retail deposits versus 18.6% at year-end 2011. At September 30, 2012, total borrowed funds were $166.5 million, down $50.0 million compared to the prior year-end, as Peoples repaid $35 million in long-term borrowing during the first quarter.
At September 30, 2012, total stockholders' equity was $218.8 million, up $12.2 million since December 31, 2011. Earnings exceeded dividends declared by $13.0 million. The resulting increase in stockholders' equity was mostly offset by the impact of Peoples repurchasing the warrant previously held by the U.S. Treasury. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 13.86% at

September 30, 2012, while the Total Risk-Based Capital ratio was 17.16% versus 16.20% at December 31, 2011. In addition, Peoples' tangible common equity to tangible asset ratio was 8.37% and tangible book value per share was $14.28 at September 30, 2012, versus 8.45% and $14.18 at June 30, 2012 and 8.22% and $13.53 at December 31, 2011. The modest reductions in tangible common ratios during the third quarter of 2011 were primarily the result of the Sistersville acquisition.
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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2012			June 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,150	$5	0.20%	$9,336	$4	0.19%	$8,225	$4	0.21%
Investment Securities (1):
Taxable	649,309	4,705	2.90%	638,538	4,984	3.09%	634,288	5,918	3.73%
Nontaxable (2)	41,995	565	5.39%	39,000	546	5.61%	38,058	580	6.10%
Total investment securities	691,304	5,270	3.05%	677,538	5,530	3.27%	672,346	6,498	3.86%
Loans (3):
Commercial	619,392	7,337	4.71%	623,492	7,571	4.88%	609,152	7,412	4.83%
Real estate (4)	249,664	3,177	5.09%	244,131	3,101	5.03%	245,941	3,240	5.27%
Consumer	97,702	1,428	5.81%	91,976	1,400	6.12%	89,304	1,526	6.78%
Total loans	966,758	11,942	4.92%	959,599	12,072	5.05%	944,397	12,178	5.13%
Less: Allowance for loan losses	(19,981)			(21,650)			(27,197)
Net loans	946,777	11,942	5.03%	937,949	12,072	5.17%	917,200	12,178	5.28%
Total earning assets	1,648,231	17,217	4.17%	1,624,823	17,606	4.35%	1,597,771	18,680	4.66%
Intangible assets	65,912			64,737			64,538
Other assets	133,448			133,991			139,909
Total assets	$1,847,591			$1,823,551			$1,802,218
Deposits:
Savings accounts	$165,523	$24	0.06%	$159,242	$23	0.06%	$135,942	$47	0.14%
Interest-bearing demand accounts	273,100	269	0.39%	263,303	286	0.44%	249,787	316	0.50%
Money market accounts	247,808	97	0.16%	253,458	113	0.18%	258,102	185	0.28%
Brokered deposits	55,158	491	3.54%	53,843	487	3.64%	66,074	557	3.34%
Retail certificates of deposit	407,254	1,290	1.26%	407,413	1,380	1.36%	413,785	2,227	2.14%
Total interest-bearing deposits	1,148,843	2,171	0.75%	1,137,259	2,289	0.81%	1,123,690	3,332	1.18%
Borrowed Funds:
Short-term FHLB advances	12,386	5	0.14%	16,000	5	0.12%	7,615	2	0.08%
Retail repurchase agreements	35,386	14	0.15%	36,172	14	0.15%	41,241	22	0.22%
Total short-term borrowings	47,772	19	0.16%	52,172	19	0.14%	48,856	24	0.20%
Long-term FHLB advances	66,348	566	3.39%	66,531	562	3.40%	82,889	716	3.42%
Wholesale repurchase agreements	40,000	370	3.63%	40,000	367	3.63%	65,000	569	3.43%
Other borrowings	22,622	495	8.56%	22,614	492	8.60%	22,587	495	8.58%
Total long-term borrowings	128,970	1,431	4.37%	129,145	1,421	4.38%	170,476	1,780	4.11%
Total borrowed funds	176,742	1,450	3.23%	181,317	1,440	3.16%	219,332	1,804	3.24%
Total interest-bearing liabilities	1,325,585	3,621	1.08%	1,318,576	3,729	1.14%	1,343,022	5,136	1.51%
Non-interest-bearing deposits	280,223			269,316			226,506
Other liabilities	25,066			24,191			11,524
Total liabilities	1,630,874			1,612,083			1,581,052
Preferred equity	—			—			17,869
Common equity	216,717			211,468			203,297
Total stockholders’ equity	216,717			211,468			221,166
Total liabilities and
stockholders’ equity	$1,847,591			$1,823,551			$1,802,218
Interest rate spread		$13,596	3.09%		$13,877	3.21%		$13,544	3.15%
Net interest margin			3.30%			3.43%			3.39%

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$8,594	$13	0.21%	$12,499	$20	0.21%
Investment Securities (1):
Taxable	644,914	15,241	3.15%	628,346	18,374	3.90%
Nontaxable (2)	39,028	1,637	5.59%	39,132	1,826	6.22%
Total investment securities	683,942	16,878	3.29%	667,478	20,200	4.04%
Loans (3):
Commercial	618,537	22,131	4.78%	617,825	22,865	4.95%
Real estate (4)	245,936	9,418	5.11%	247,673	9,885	5.32%
Consumer	93,090	4,253	6.10%	86,246	4,549	7.05%
Total loans	957,563	35,802	4.99%	951,744	37,299	5.24%
Less: Allowance for loan losses	(22,013)			(27,786)
Net loans	935,550	35,802	5.11%	923,958	37,299	5.39%
Total earning assets	1,628,086	52,693	4.32%	1,603,935	57,519	4.79%
Intangible assets	65,028			64,679
Other assets	132,718			143,195
Total assets	$1,825,832			$1,811,809
Deposits:
Savings accounts	$157,425	$68	0.06%	$134,108	$164	0.16%
Interest-bearing demand accounts	261,362	824	0.42%	243,721	1,378	0.76%
Money market accounts	255,331	337	0.18%	266,912	655	0.33%
Brokered deposits	56,809	1,505	3.54%	72,446	1,759	3.25%
Retail certificates of deposit	405,045	4,273	1.41%	420,352	7,035	2.24%
Total interest-bearing deposits	1,135,972	7,007	0.82%	1,137,539	10,991	1.29%
Borrowed Funds:
Short-term FHLB advances	14,543	13	0.12%	3,767	3	0.09%
Retail repurchase agreements	37,924	44	0.15%	42,148	82	0.26%
Total short-term borrowings	52,467	57	0.14%	45,915	85	0.25%
Long-term FHLB advances	68,810	1,745	3.39%	86,164	2,234	3.47%
Wholesale repurchase agreements	45,620	1,239	3.57%	65,000	1,678	3.40%
Other borrowings	22,614	1,482	8.61%	22,579	1,480	8.64%
Total long-term borrowings	137,044	4,466	4.31%	173,743	5,392	4.12%
Total borrowed funds	189,511	4,523	3.16%	219,658	5,477	3.31%
Total interest-bearing liabilities	1,325,483	11,530	1.16%	1,357,197	16,468	1.62%
Non-interest-bearing deposits	265,728			225,291
Other liabilities	22,670			11,590
Total liabilities	1,613,881			1,594,078
Preferred equity	—			20,297
Common equity	211,951			197,434
Total stockholders’ equity	211,951			217,731
Total liabilities and stockholders’ equity	$1,825,832			$1,811,809
Interest rate spread		$41,163	3.16%		$41,051	3.17%
Net interest margin			3.38%			3.42%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Net interest income, as reported	$13,321	$13,612	$13,264	$40,365	$40,190
Taxable equivalent adjustments	275	265	280	798	861
Fully tax-equivalent net interest income	$13,596	$13,877	$13,544	$41,163	$41,051
The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2012
	Three Months Ended September 30, 2012 Compared to						Compared to
(Dollars in thousands)	June 30, 2012			September 30, 2011			September 30, 2011
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$—	$1	$1	$(2)	$3	$1	$(1)	$(6)	$(7)
Investment Securities: (2)
Taxable	(741)	462	(279)	(2,110)	897	(1,213)	(3,890)	757	(3,133)
Nontaxable	(108)	127	19	(263)	248	(15)	(184)	(5)	(189)
Total investment income	(849)	589	(260)	(2,373)	1,145	(1,228)	(4,074)	752	(3,322)
Loans:
Commercial	(197)	(37)	(234)	(624)	549	(75)	(778)	44	(734)
Real estate	28	48	76	(315)	252	(63)	(396)	(71)	(467)
Consumer	(301)	329	28	(745)	647	(98)	(794)	498	(296)
Total loan income	(470)	340	(130)	(1,684)	1,448	(236)	(1,968)	471	(1,497)
Total interest income	(1,319)	930	(389)	(4,059)	2,596	(1,463)	(6,043)	1,217	(4,826)
INTEREST EXPENSE:
Deposits:
Savings accounts	(1)	2	1	(75)	52	(23)	(136)	40	(96)
Interest-bearing demand accounts	(75)	58	(17)	(197)	150	(47)	(705)	151	(554)
Money market accounts	(14)	(2)	(16)	(81)	(7)	(88)	(291)	(27)	(318)
Brokered certificates of deposit	(47)	51	4	174	(240)	(66)	224	(478)	(254)
Retail certificates of deposit	(90)	—	(90)	(902)	(35)	(937)	(2,515)	(247)	(2,762)
Total deposit cost	(227)	109	(118)	(1,081)	(80)	(1,161)	(3,423)	(561)	(3,984)
Borrowed funds:
Short-term borrowings	4	(4)	—	(4)	(1)	(5)	(30)	2	(28)
Long-term borrowings	6	4	10	191	(540)	(349)	74	(1,000)	(926)
Total borrowed funds cost	10	—	10	187	(541)	(354)	44	(998)	(954)
Total interest expense	(217)	109	(108)	(894)	(621)	(1,515)	(3,379)	(1,559)	(4,938)
Net interest income	$(1,102)	$821	$(281)	$(3,165)	$3,217	$52	$(2,664)	$2,776	$112

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.

The yield curve remained relatively flat and interest rates remained low during the third quarter of 2012, which placed greater downward pressure on Peoples' net interest income and margin. The yield on investment securities declined further in the third quarter of 2012, as the impact of lower reinvestment rates was magnified by higher levels of principal pre-payments within mortgage-backed securities. During the third quarter of 2012, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $14.2 million, compared to a monthly average of approximately $9.0 million during the same period in 2011. The cash flow received from the investment portfolio over the last twelve months was $147.1 million, which had an average yield of 3.95% and was reinvested in securities with a yield in the range of 2.0% to 2.5%. Similar conditions within Peoples' loan portfolio resulted in total asset yields declining by 18 basis points during the quarter.
Peoples' funding costs have benefited from the extinguishment of $35.0 million of higher-cost wholesale borrowings in the first quarter of 2012 and the maturity of special higher-cost retail CDs. Most of the CDs were part of a special product offering in 2008 and had an average cost of 3.87%. The majority of these high-cost CDs matured during the final two quarters of 2011, with $22.0 million at an average rate of 4.22% maturing during the first quarter of 2012. Future options to reduce funding costs are limited. Absent further reductions in funding costs, asset yield compression may continue to outpace reductions in funding costs, resulting in further net interest income and margin compression. Peoples remains diligent on minimizing the impact of margin compression on net interest income, with earning asset growth to be the key driver. Peoples will evaluate opportunities on the liability side of the balance sheet, such as prepaying long-term borrowings.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Provision for checking account overdrafts	$144	$80	$165	$212	$271
(Recovery of) provision for other loan losses	(1,100)	(1,200)	700	(4,425)	8,200
Net (recovery of) provision for loan losses	$(956)	$(1,120)	$865	$(4,213)	$8,471
As a percentage of average gross loans (a)	(0.39)%	0.47%	0.36%	(0.59)%	1.19%
(a) Presented on an annualized basis
The provision for, or recovery of, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during the nine months of 2012 was driven mostly by continued improving trends in various credit quality metrics, including historical loss trends and level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Net (loss) gain on OREO	$—	$(48)	$419	$8	$(526)
Gain on loans held-for-sale	—	—	—	—	468
Loss on debt extinguishment	—	—	—	(3,111)	—
Net (loss) gain on bank premises and equipment	(174)	5	(30)	(176)	(49)
Other gains	13	—	—	13	—
Net other (losses) gains	$(161)	$(43)	$389	$(3,266)	$(107)
The net losses on bank premises and equipment for the third quarter of 2012 was due to the write-down of $99,000 related to a closed office location that is available for sale and asset write-offs of $72,000 associated with the Sistersville acquisition.

Non-Interest Income
Insurance income comprised the largest portion of third quarter 2012 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Property and casualty insurance commissions	$2,140	$2,145	$2,083	$6,108	$5,710
Performance-based commissions	44	63	—	1,026	944
Life and health insurance commissions	125	133	168	385	454
Credit life and A&H insurance commissions	30	40	49	93	122
Other fees and charges	28	57	24	144	91
Total insurance income	$2,367	$2,438	$2,324	$7,756	$7,321
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
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Overdraft and non-sufficient funds fees	$1,935	$1,894	$2,235	$5,569	$6,023
Account maintenance fees	307	315	359	943	965
Other fees and charges	19	21	34	216	268
Total deposit account service charges	$2,261	$2,230	$2,628	$6,728	$7,256
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. The lower overdraft and non-sufficient funds fees were largely due to customer behavior.

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Fiduciary	$1,149	$1,137	$1,050	$3,355	$3,192
Brokerage	416	312	335	1,155	927
Total trust and investment income	$1,565	$1,449	$1,385	$4,510	$4,119

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
(Dollars in thousands)
Trust assets under management	$874,293	$847,962	$853,444	$821,659	$776,165
Brokerage assets under management	398,875	309,852	284,453	262,196	249,550
Total managed assets	$1,273,168	$1,157,814	$1,137,897	$1,083,855	$1,025,715
Quarterly average	$1,203,285	$1,138,261	$1,116,327	$1,061,484	$1,077,804
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. Peoples also added approximately $80 million in brokerage assets during the third quarter of 2012 and $20 million in the second quarter of 2012 due to acquisitions completed during the quarters. The U.S. financial markets experienced a general increase during the third quarter, which also contributed to the increase in managed assets.
For the three and nine months ended September 30, 2012, mortgage banking income was up significantly, 72% and 81%, respectively, compared to the prior year periods. The increases were the result of higher production volumes driven mostly by refinancing activity. In the third quarter of 2012, Peoples sold approximately $32 million of loans to the secondary market compared to $13 million in the third quarter of 2011. For the nine months, Peoples sold $86 million of loans in 2012 versus $39 million in 2011.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012
(Dollars in thousands)				2012	2011
Base salaries and wages	$5,278	$5,261	$5,309	$15,687	$15,701
Sales-based and incentive compensation	1,672	1,527	1,201	4,544	3,278
Employee benefits	802	1,306	1,831	3,341	4,011
Stock-based compensation	117	259	90	602	186
Deferred personnel costs	(490)	(463)	(365)	(1,388)	(990)
Payroll taxes and other employment costs	672	525	635	1,925	2,095
Total salaries and employee benefit costs	$8,051	$8,415	$8,701	$24,711	$24,281
Full-time equivalent employees:
Actual at end of period	501	494	540	501	540
Average during the period	493	498	540	500	538

Base salaries and wages through nine months of 2012 have benefited from the reduction in full-time equivalent employees in recent quarters as part of Peoples' expense management efforts. Sales-based and incentive compensation was higher for both the three and nine months ended September 30, 2012 due primarily to expense accruals associated with corporate incentive plans, which are tied largely to Peoples' financial performance. Peoples also has incurred higher sales-based compensation corresponding with increased sales production within its mortgage banking, insurance and wealth management activities. This additional expense contributed to the year-over-year increase in sales-based and incentive compensation for both the quarter and year-to-date.
For the three and nine months ended September 30, 2012, employee benefit costs have benefited from lower employee medical benefit plan expenses, which are tied to claims activity. The non-recurrence of pension settlement charges in the third quarter of 2012 resulted in lower employee benefit costs. Management expects additional pension settlement charges in fourth quarter of 2012, with the amount expected to be substantially lower than the amounts incurred for the same period of 2011.
Second quarter 2012 stock-based compensation expense included $153,000 of additional expense relating to equity-based incentive awards granted to key employees in prior years. Much of the additional expense was the result of actual forfeitures being lower than previously estimated, while a lesser portion related to awards granted in the first quarter of 2011 with performance-based vesting conditions. In prior quarters, Peoples did not record any expense related to these performance-based awards since management had determined it was not probable these awards would vest. However, the continued strong earnings performance in the second quarter of 2012 led management to conclude it was probable these awards would vest. Under US GAAP, Peoples was required to recognize the entire pro rata expense relating to these awards since the grant date in the second quarter. Stock-based compensation expense for the first quarter of 2012 included the entire cost of awards with time-based vesting which were granted in the first quarter to employees eligible for retirement on the grant date. On September 13, 2012, the Board of Directors announced a future grant of unrestricted common shares to all full-time and some part-time employees that do not already participate in the equity plan. The grant is anticipated to be for an aggregate of approximately 9,000 common shares and will have a grant date of October 30, 2012. As a result, the fourth quarter of 2012 expense will reflect the entire fair value of these awards.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30,
(Dollars in thousands)				2012	2011
Depreciation	$490	$510	$485	$1,497	$1,479
Repairs and maintenance costs	331	434	383	1,078	1,196
Net rent expense	249	227	228	715	674
Property taxes, utilities and other costs	353	332	357	1,068	1,077
Total net occupancy and equipment expense	$1,423	$1,503	$1,453	$4,358	$4,426
For the nine months ended September 30, 2012, professional fees were $246,000 higher compared to the prior year due to legal and consulting costs incurred associated with acquisition opportunities.
Peoples has experienced a steady increase in electronic banking expense corresponding with debit card usage by customers. However, the additional expenses have been more than offset by higher electronic banking revenue during the year. As a result, management considers the expense increase reasonable.
Marketing expense, which includes advertising, donation and other public relations costs, was up year-over-year for both the three and nine months ended September 30, 2012. These variances were the result of approximately $73,000 of costs recorded in the third quarter of 2012 associated with the introduction of Peoples' new brand and contributions made to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. In both the first and second quarters of 2012, Peoples made a $100,000 contribution to its foundation, compared to a $100,000 contribution in the third quarter of 2011.
Other non-interest expense was up 23% over the linked quarter, 35% over the third quarter of 2011 and 16% on a year-to-date basis. The increases were due largely to the deconversion costs of $158,000 that were incurred in the third quarter of 2012 as part of the Sistersville acquisition.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 70.06% for the third quarter of 2012 and 68.36% through nine months of 2012. Both of these ratios were higher than the same periods in 2011, due mostly to the acquisition-related costs. Management continues to target an efficiency ratio in the range of 66% to 68% for 2012.

Income Tax Expense
For the nine months ended September 30, 2012, Peoples recorded income tax expense of $7.9 million, for an effective tax rate of 32.3%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $3.3 million for the same period in 2011, for an effective tax rate of 27.3%. The key driver of the higher effective tax rate was the year-over-year increase in pre-tax earnings.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and therefore excludes the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2012	2012	2011	2012	2011

Pre-Provision Net Revenue:
Income before income taxes	$7,134	$7,501	$5,806	$24,371	$11,974
Add: provision for loan losses	—	—	865	—	8,471
Add: loss on debt extinguishment	—	—	—	3,111	—
Add: loss on loans held-for-sale and OREO	—	48	—	—	526
Add: loss on other assets	174	—	30	176	49
Less: recovery of loan losses	956	1,120	—	4,213	—
Less: gain on loans held-for-sale and OREO	—	—	419	8	468
Less: net gain on securities transactions	112	—	57	3,275	473
Less: gain on other assets	13	5	—	13	—
Pre-provision net revenue	$6,227	$6,424	$6,225	$20,149	$20,079

Pre-provision net revenue	$6,227	$6,424	$6,225	$20,149	$20,079
Total average assets	1,847,591	1,823,551	1,802,218	1,825,832	1,811,809

Pre-provision net revenue to total average assets (a)	1.34%	1.42%	1.37%	1.47%	1.48%
(a) Presented on an annualized basis
FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2012, Peoples' interest-bearing deposits in other banks were up compared to both the linked quarter and prior year end. This increase was largely the result of $15.9 million of excess cash reserves being maintained at the Federal Reserve Bank. In comparison, Peoples maintained no excess cash reserves at June 30, 2012 and $4.4 million at December 31, 2011, respectively. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through nine months of 2012, Peoples' total cash and cash equivalents increased $20.3 million, as cash provided by Peoples' operating and financing activities exceeded the $6.7 million of cash used by investing activities. Investing activities used $6.7 million of cash to fund the $20.5 million net loan growth, while proceeds from sales and principal payments of investment securities exceeded the purchases of investment securities by $18.1 million. Within Peoples' financing activities, deposit growth generated $61.9 million of cash which was used primarily to reduce borrowed funds by $53.1 million and to repurchase the warrant held by the U.S Treasury.

Through nine months of 2011, Peoples' total cash and cash equivalents decreased $42.9 million, due mostly to cash used in financing activities for the partial TARP Capital Redemption in the amount of $21.0 million and a $6.7 million reduction in borrowed funds. Investing activities used net cash of $25.0 million, primarily purchases of securities for the investment portfolio, which was more than offset by cash from operating activities of $32.8 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$28	$30	$31	$32	$34
U.S. government sponsored agencies	575	648	702	13,037	13,004
States and political subdivisions	42,154	39,351	34,175	35,745	38,112
Residential mortgage-backed securities	472,439	525,391	522,659	527,003	539,094
Commercial mortgage-backed securities	61,345	42,410	36,230	37,289	36,401
Bank-issued trust preferred securities	10,105	12,744	12,901	12,211	12,681
Equity securities	2,714	3,412	3,338	3,254	3,333
Total fair value	$589,360	$623,986	$610,036	$628,571	$642,659
Total amortized cost	$579,722	$614,131	$602,817	$617,128	$633,279
Net unrealized gain	$9,638	$9,855	$7,219	$11,443	$9,380

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,862	$3,864	$3,524	$3,525	$2,966
Residential mortgage-backed securities	20,770	25,344	23,902	12,776	—
Commercial mortgage-backed securities	7,940	7,964	6,872	—	—
Total amortized cost	$32,572	$37,172	$34,298	$16,301	$2,966

Total investment portfolio:
Amortized cost	$612,294	$651,303	$637,115	$633,429	$636,245
Carrying value	$621,932	$661,158	$644,334	$644,872	$645,625
Peoples has maintained the size of its investment portfolio over the last several quarters due to the lack of meaningful loan growth. The 6% decrease in the investment portfolio during the quarter was due to the timing of the sale of approximately $50 million securities late in the quarter for which the funds were reinvested in early fourth quarter 2012. In 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase. For each security, management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.

Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portion of Peoples' mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government. The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Residential	$40,827	$46,161	$52,900	$58,660	$68,686
Commercial	—	997	1,170	1,288	1,407
Total fair value	$40,827	$47,158	$54,070	$59,948	$70,093
Total amortized cost	$38,681	$45,512	$53,125	$59,148	$68,690
Net unrealized gain	$2,146	$1,646	$945	$800	$1,403

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, which caused the decline in this portion of the portfolio compared to June 30, 2011. Additionally, management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in the third quarter of 2012 and prior quarters. At September 30, 2012, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Gross portfolio loans:
Commercial real estate	$379,561	$394,323	$394,034	$410,352	$424,741
Commercial and industrial	172,068	161,893	150,431	140,857	140,058
Real estate construction	50,804	43,775	43,510	30,577	26,751
Residential real estate	233,501	212,813	218,745	219,619	222,374
Home equity lines of credit	51,137	48,414	48,067	47,790	48,085
Consumer	100,116	92,334	86,965	87,531	87,072
Deposit account overdrafts	1,580	1,726	2,351	1,780	1,712
Total portfolio loans	$988,767	$955,278	$944,103	$938,506	$950,793
Percent of loans to total loans:
Commercial real estate	38.4%	41.2%	41.8%	43.7%	44.6%
Commercial and industrial	17.4%	16.9%	15.9%	15.0%	14.7%
Real estate construction	5.1%	4.6%	4.6%	3.3%	2.8%
Residential real estate	23.6%	22.3%	23.2%	23.4%	23.4%
Home equity lines of credit	5.2%	5.1%	5.1%	5.1%	5.1%
Consumer	10.1%	9.7%	9.2%	9.3%	9.2%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$307,052	$296,025	$281,015	$275,715	$262,992

Gross portfolio loans increased $33.5 million over the linked quarter due to the Sistersville acquisition which added $30.8 million, including $25.3 million in residential real estate loans and $4.3 million in non-mortgage consumer loans. Commercial real estate loan balances decreased due largely to a $7.2 million loan being paid off in the third quarter of 2012 The year-to-date decline occurred as a result of two impaired relationships with aggregate principal balances of $8.1 million being paid off in the first quarter of 2012. Commercial and industrial loan balances continued to experience steady growth during 2012 due to commercial lending opportunities within Peoples' primary market area. Commercial credit line utilization is generally lower in the fourth quarter which may cause commercial and industrial loan balances to decrease slightly compared to September 30, 2012. The majority of the growth in real estate construction loan balances was a result of advances on loans with current relationships. The majority of Peoples' residential mortgage originations continues to be sold to the secondary market, due to customer preference for long-term, fixed-rate loans. Peoples does not intend to sell any of the residential real estate loans acquired as part of the Sistersville acquisition. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have increased in 2012 due largely to Peoples placing greater emphasis on its consumer lending activity in recent quarters.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. However, the Sistersville acquisition has created a more diversified portfolio with its large residential real estate portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2012:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Real Estate Construction Loans:
Assisted living facilities and nursing homes	$12,623	$4,018	$16,641	26.3%
Health care facilities	11,650	892	12,542	19.8%
Apartment complexes	7,821	743	8,564	13.5%
Residential property	1,737	5,763	7,500	11.9%
Mixed commercial use facilities - non-owner occupied	7,408	112	7,520	11.9%
Other	9,565	935	10,500	16.6%
Total real estate construction	$50,804	$12,463	$63,267	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial Real Estate Loans:
Lodging and lodging related	$63,479	$25	$63,504	16.3%
Apartment complexes	41,682	229	41,911	10.7%
Office buildings and complexes:
Owner occupied	6,107	179	6,286	1.6%
Non-owner occupied	29,623	264	29,887	7.6%
Total office buildings and complexes	35,730	443	36,173	9.2%
Light industrial facilities:
Owner occupied	26,900	1,285	28,185	7.2%
Non-owner occupied	9,330	—	9,330	2.4%
Total light industrial facilities	36,230	1,285	37,515	9.6%
Retail facilities:
Owner occupied	11,375	203	11,578	3.0%
Non-owner occupied	18,793	332	19,125	4.9%
Total retail facilities	30,168	535	30,703	7.9%
Assisted living facilities and nursing homes	20,311	—	20,311	5.2%
Mixed commercial use facilities:
Owner occupied	8,999	226	9,225	2.4%
Non-owner occupied	14,407	18	14,425	3.7%
Total mixed commercial use facilities	23,406	244	23,650	6.1%
Day care facilities:
Owner occupied	8,103	—	8,103	2.1%
Non-owner occupied	11,630	—	11,630	3.0%
Total day care facilities	19,733	—	19,733	5.1%
Health care facilities:
Owner occupied	7,593	10	7,603	1.9%
Non-owner occupied	4,900	—	4,900	1.3%
Total health care facilities	12,493	10	12,503	3.2%
Restaurant facilities:
Owner occupied	10,446	41	10,487	2.7%
Non-owner occupied	1,755	—	1,755	0.4%
Total restaurant facilities	12,201	41	12,242	3.1%
Other	84,128	8,801	92,929	23.6%
Total commercial real estate	$379,561	$11,613	$391,174	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state was less than $4.0 million at both September 30, 2012 and December 31, 2011.

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

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Commercial real estate	$14,973	$16,212	$17,496	$18,947	$20,085
Commercial and industrial	1,667	1,524	1,457	2,434	2,363
Residential real estate	837	1,090	1,216	1,119	1,421
Home equity lines of credit	470	478	477	541	548
Consumer	480	456	423	449	574
Deposit account overdrafts	180	165	180	227	222
Total allowance for loan losses	$18,607	$19,925	$21,249	$23,717	$25,213
As a percentage of total loans	1.88%	2.09%	2.25%	2.53%	2.65%
The addition of $30.8 million of loans from the Sistersville acquisition, which did not require an allowance at September 30, 2012, caused a 6 basis point reduction in the allowance for loan losses as a percent of total loans ratio.
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the third quarter of 2012, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $43.2 million or 28% since year-end 2011, reflecting $30.5 million in principal paydowns. Peoples upgraded $9.9 million in loans during 2012 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate for the fifth consecutive quarter. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$266	$889	$1,957	$1,534	$440
Commercial and industrial	—	33	—	29	67
Residential real estate	329	354	207	340	296
Real estate construction	—	—	—	—	—
Home equity lines of credit	17	6	71	21	15
Consumer	83	131	214	252	229
Deposit account overdrafts	163	132	122	176	195
Total gross charge-offs	858	1,545	2,571	2,352	1,242
Recoveries:
Commercial real estate	127	805	1,606	1,016	93
Commercial and industrial	143	100	48	101	83
Residential real estate	76	228	304	38	29
Real estate construction	—	—	—	—	—
Home equity lines of credit	9	7	7	14	11
Consumer	107	164	188	126	170
Deposit account overdrafts	34	37	87	34	38
Total recoveries	496	1,341	2,240	1,329	424
Net charge-offs (recoveries):
Commercial real estate	139	84	351	518	347
Commercial and industrial	(143)	(67)	(48)	(72)	(16)
Residential real estate	253	126	(97)	302	267
Real estate construction	—	—	—	—	—
Home equity lines of credit	8	(1)	64	7	4
Consumer	(24)	(33)	26	126	59
Deposit account overdrafts	129	95	35	142	157
Total net charge-offs	$362	$204	$331	$1,023	$818
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	0.06%	0.04%	0.15%	0.22%	0.15%
Commercial and industrial	(0.06)%	(0.03)%	(0.02)%	(0.03)%	(0.01)%
Residential real estate	0.11%	0.05%	(0.04)%	0.13%	0.11%
Real estate construction	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	0.03%	—%	—%
Consumer	(0.01)%	(0.01)%	0.01%	0.05%	0.02%
Deposit account overdrafts	0.05%	0.04%	0.01%	0.06%	0.07%
Total	0.15%	0.09%	0.14%	0.43%	0.34%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Loans 90+ days past due and accruing:
Commercial real estate	$—	$37	$—	$—	$—
Commercial and industrial	27	—	—	—	20
Residential real estate	—	—	—	—	126
Consumer	—	14	—	—	—
Total	27	51	—	—	146
Nonaccrual loans:
Commercial real estate	9,846	9,720	12,906	20,587	22,657
Commercial and industrial	408	474	1,949	2,262	2,468
Residential real estate	2,884	3,693	3,805	3,440	3,996
Home equity	15	215	200	349	271
Consumer	10	—	—	—	2
Total	13,163	14,102	18,860	26,638	29,394
Troubled debt restructurings:
Commercial real estate	1,891	2,416	1,302	2,959	3,001
Commercial and industrial	8	—	—	—	—
Residential real estate	419	49	330	425	562
Total	2,318	2,465	1,632	3,384	3,563
Total nonperforming loans (NPLs)	15,508	16,618	20,492	30,022	33,103
Other real estate owned (OREO)
Commercial	815	815	869	2,194	3,552
Residential	358	325	—	—	115
Total	1,173	1,140	869	2,194	3,667
Total nonperforming assets (NPAs)	$16,681	$17,758	$21,361	$32,216	$36,770
NPLs as a percent of total loans	1.55%	1.73%	2.16%	3.19%	3.47%
NPAs as a percent of total assets	0.89%	0.97%	1.18%	1.80%	2.04%
NPAs as a percent of gross loans and OREO	1.66%	1.85%	2.25%	3.41%	3.84%
Allowance for loan losses as a percent of NPLs	119.98%	119.90%	103.69%	79.00%	76.16%
The decrease in nonperforming assets during the third quarter of 2012 was due mostly to two commercial real estate loans, with one borrower, being paid-off. The relationship had an aggregate outstanding principal balance of $0.9 million at June 30, 2012, which was classified as troubled debt restructurings. During the first quarter of 2012, nonaccrual commercial real estate loans with aggregate balances of $8.1 million at year-end 2011 were paid off, which contributed to the year-to-date decline. These reductions also drove a decrease in total criticized loans, which were down 29% at September 30, 2012 versus year-end 2011.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Interest-bearing deposits:
Retail certificates of deposit	$413,837	$411,401	$392,503	$411,247	$415,190
Money market deposit accounts	254,702	249,608	255,907	268,410	254,012
Governmental/public funds	154,835	155,881	161,798	122,916	140,357
Savings accounts	172,715	161,664	155,097	138,383	132,182
Interest-bearing demand accounts	112,854	112,476	110,731	106,233	100,770
Total retail interest-bearing deposits	1,108,943	1,091,030	1,076,036	1,047,189	1,042,511
Brokered certificates of deposits	55,168	54,639	54,069	64,054	64,470
Total interest-bearing deposits	1,164,111	1,145,669	1,130,105	1,111,243	1,106,981
Non-interest-bearing deposits	288,376	272,627	268,444	239,837	235,585
Total deposits	$1,452,487	$1,418,296	$1,398,549	$1,351,080	$1,342,566
The Sistersville acquisition added $38.5 million of interest-bearing deposits, divided almost equally among certificates of deposits (“CDs”), money market and savings accounts, and $0.9 million of non-interest-bearing deposits.
Also during 2012, Peoples maintained its recent deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters.
Non-interest-bearing deposits continued to grow in the third quarter of 2012, due largely to higher commercial deposit balances. The increased balances reflect Peoples' increased focus on obtaining the deposit relationships of its commercial clients. Since year-end 2011, non-interest-bearing commercial deposit balances have increased $26.1 million, of which $7.7 million of this growth occurred during the third quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Short-term borrowings:
FHLB advances	$—	$7,500	$—	$8,500	$17,300
Retail repurchase agreements	37,651	35,847	44,905	43,143	41,255
Total short-term borrowings	37,651	43,347	44,905	51,643	58,555
Long-term borrowings:
FHLB advances	66,270	66,471	66,652	77,312	78,970
National market repurchase agreements	40,000	40,000	40,000	65,000	65,000
Total long-term borrowings	106,270	106,471	106,652	142,312	143,970
Subordinated notes held by subsidiary trust	22,627	22,618	22,609	22,600	22,592
Total borrowed funds	$166,548	$172,436	$174,166	$216,555	$225,117
Any short-term FHLB advances would consist of overnight borrowings by Peoples being maintained in connection with the management of Peoples' daily liquidity position; however, there were none at September 30, 2012. The reduction in the long-term borrowings since year-end 2011 was due to Peoples prepaying a $10 million FHLB advance and $25 million of national market repurchase agreements during the first quarter of 2012. Peoples expects to continue using funds generated from other sources, such as retail deposit growth, to repay maturing long-term borrowings and to minimize the need for overnight borrowings.

Capital/Stockholders’ Equity
During the third quarter of 2012, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared. Regulatory capital ratios and tangible capital ratios experienced modest reductions in the third quarter due to the Sistersville acquisition. The increase in stockholders' equity through nine months of 2012 was partially offset by the impact of Peoples repurchasing the warrant previously issued to the U.S. Treasury at a cost of $1.2 million during the first quarter of 2012.
At September 30, 2012, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to work through the remaining asset quality issues plus provide capacity to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Capital Amounts:
Tier 1 common	$157,520	$156,565	$153,180	$142,521	$139,828
Tier 1	180,147	179,183	175,789	165,121	180,294
Total (Tier 1 and Tier 2)	195,083	194,307	190,694	180,053	195,485
Net risk-weighted assets	$1,136,532	$1,124,982	$1,108,633	$1,111,443	$1,127,976
Capital Ratios:
Tier 1 common	13.86%	13.92%	13.82%	12.82%	12.40%
Tier 1	15.85%	15.93%	15.86%	14.86%	15.98%
Total (Tier 1 and Tier 2)	17.16%	17.27%	17.20%	16.20%	17.33%
Leverage ratio	10.13%	10.18%	10.05%	9.45%	10.37%
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

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Tangible Equity:
Total stockholders' equity, as reported	$218,835	$214,623	$208,666	$206,657	$224,530
Less: goodwill and other intangible assets	68,422	65,383	64,429	64,475	64,489
Tangible equity	$150,413	$149,240	$144,237	$142,182	$160,041

Tangible Common Equity:
Tangible equity	$150,413	$149,240	$144,237	$142,182	$160,041
Less: preferred stockholders' equity	—	—	—	—	17,875
Tangible common equity	$150,413	$149,240	$144,237	$142,182	$142,166

Tangible Assets:
Total assets, as reported	$1,866,510	$1,831,359	$1,805,923	$1,794,161	$1,805,743
Less: goodwill and other intangible assets	68,422	65,383	64,429	64,475	64,489
Tangible assets	$1,798,088	$1,765,976	$1,741,494	$1,729,686	$1,741,254

Tangible Book Value per Share:
Tangible common equity	$150,413	$149,240	$144,237	$142,182	$142,166
Common shares outstanding	10,534,445	10,526,954	10,521,548	10,507,124	10,489,400

Tangible book value per share	$14.28	$14.18	$13.71	$13.53	$13.55

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$150,413	$149,240	$144,237	$142,182	$160,041
Tangible assets	$1,798,088	$1,765,976	$1,741,494	$1,729,686	$1,741,254

Tangible equity to tangible assets	8.37%	8.45%	8.28%	8.22%	9.19%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$150,413	$149,240	$144,237	$142,182	$142,166
Tangible assets	$1,798,088	$1,765,976	$1,741,494	$1,729,686	$1,741,254

Tangible common equity to tangible assets	8.37%	8.45%	8.28%	8.22%	8.16%
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
300	$9,934	19.9%	$7,061	13.9%	$(9,075)	(4.0)%	$(8,855)	(4.1)%
200	8,300	16.6%	6,250	12.3%	3,381	1.5%	2,036	0.9%
100	5,616	11.2%	4,548	9.0%	9,655	4.2%	7,728	3.6%
At September 30, 2012, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2011 Form 10-K.
At September 30, 2012, Peoples had liquid assets of $193.3 million, which represented 9.7% of total assets and unfunded commitments. This amount exceeded the minimal level of $39.8 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $44.1 million of unpledged securities not included in the measurement of liquid assets.
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

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Home equity lines of credit	$43,719	$42,043	$40,499	$44,850	$44,481
Unadvanced construction loans	14,261	17,578	18,118	10,023	11,954
Other loan commitments	142,269	112,604	112,436	135,110	119,738
Loan commitments	200,249	172,225	171,053	189,983	176,173

Standby letters of credit	$36,218	$40,330	$39,862	$40,821	$41,269
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2012:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2012	183	(2)	$21.79	(2)	—	—
August 1 - 31, 2012	565	(2)	$22.10	(2)	—	—
September 1 - 30, 2012	—		$—		—	—
Total	748		$22.02		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2012.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 25, 2012	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 25, 2012	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010
Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence time-based restricted stock awards granted to executive officers of Peoples Bancorp Inc.
Filed herewith

10.2	Peoples Bancorp Inc. First Amendement to the Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended Effective October 25, 2012)	Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2012; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.