Form 10-K
period 2012-12-31
PEOPLES BANCORP INC
filed 2013-02-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission File Number: 0-16772

PEOPLES BANCORP INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, PO Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(740) 373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 29, 2012, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $222,259,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 10,794,193 common shares, without par value, at February 27, 2013.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is an Ohio corporation and a financial holding company organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”). As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company. Peoples Bank's operating subsidiaries included Peoples Insurance Agency, LLC (“Peoples Insurance”) and PBNA, L.L.C., an asset management company. Peoples Investment Company owned Peoples Capital Corporation.
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
Business Overview
Peoples makes available a complete line of banking, investment, insurance and trust solutions through its financial units – Peoples Bank and Peoples Insurance. These products and services include the following:
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
Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2012, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth has included the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) provide opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increase market share in existing markets; (3) expand Peoples' core financial service businesses of banking, insurance and wealth management and (4) improve operating efficiency by redirecting resources to offices and markets with greater growth potential.
Recent Corporate Developments
Peoples previously formed a statutory business trust subsidiary (PEBO Capital Trust I) for the sole purpose of issuing preferred securities and investing the proceeds in junior subordinated debentures of Peoples. The trust preferred securities qualified as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. PEBO Capital Trust I was dissolved on December 19, 2012, since Peoples repaid the junior subordinated debentures and related trust preferred securities. Additional information can be found in Note 10 of the Notes to the Consolidated Financial Statements.
Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties. Peoples currently has a physical presence in the counties of Athens, Fairfield, Franklin, Gallia, Guernsey, Meigs, Morgan, Muskingum, Noble, Tuscarawas and Washington in Ohio; Cabell, Kanawha, Mason, Wetzel and Wood in West Virginia; and Boyd, Greenup and Pike in Kentucky. This market area encompasses the Metropolitan Statistical Areas (“MSA”) of Parkersburg-Marietta-Vienna, WV-OH, Charleston, WV and Huntington-Ashland, WV-KY-OH, and portions of the Columbus, OH MSA. This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers. Principal industries in this area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries. In addition, this market area overlaps both the Marcellus and Utica shale formations, which are being explored for oil and natural gas. As a result, economic activity has been increasing steadily which is causing lower unemployment in Ohio and West Virginia, as well as creating growth opportunities for Peoples. Because of this diversity, Peoples is not dependent upon any single industry segment for its business opportunities.
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
Peoples Bank's loans consist of credits to borrowers spread over a broad range of industrial classifications. At December 31, 2012, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.
Legal Lending Limit
Federal regulations impose a limit on the aggregate amount a financial institution may lend to one borrower, including certain related or affiliated borrowers. This legal lending limit is generally 15% of the institution's total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital. At December 31, 2012, Peoples Bank's legal lending limit was approximately $27.8 million. During 2012, Peoples Bank did not extend credit to any one borrower or group of affiliated borrowers in excess of its legal lending limit.
Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples' total loan portfolio, comprising approximately 56.7% of total loans at December 31, 2012. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.
Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the source of repayment and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin. Peoples Bank occasionally originates commercial loans with fixed interest rates for periods generally ranging from 3 to 5 years. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
On an annual basis, Peoples Bank strives to evaluate all loan relationships whose aggregate debt to Peoples Bank is greater than $500,000 for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrading or placement on nonaccrual status. Relationships under $500,000 are evaluated for credit deterioration once the borrower becomes delinquent.
Construction Loans
Peoples Bank originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2012, outstanding construction loans comprised 3.5% of Peoples' loan portfolio. Construction financing is generally considered to involve the highest risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate.
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
Real Estate Loans
While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples' loan portfolio. At December 31, 2012, portfolio residential real estate loans comprised 23.7% of total loans. Peoples also had $6.5 million of residential real estate loans held for sale and was servicing $330.7 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2012, outstanding home equity lines of credit comprised 5.2% of Peoples' total loans. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years and converting to a variable interest rate for the remaining five years. At December 31, 2012, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $16.9 million and $19.9 million, respectively, and the weighted-average remaining maturity was 6.3 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $30,000 at December 31, 2012.
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
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property. At December 31, 2012, consumer loans comprised 10.3% of Peoples' loan portfolio.
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
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”. Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net charge-offs, is included in Peoples' allowance for loan losses.
Investment Activities
Investment securities comprise 37.0% of Peoples' total assets. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries engage in investment activities from time-to-time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
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
Peoples also offers its customers the ability to receive up to $30 million in federal deposit insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service ("CDARS") program.  Under this program, funds from large customer deposits are placed into CDs issued by other members of the CDARS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance.
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
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), Federal Funds purchased, advances from the Federal Reserve Discount Window and repurchase agreements. Occasionally, Peoples obtains funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the “Borrowed Funds” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, insurance agencies and mutual funds. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, financial services providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned “Supervision and Regulation – Bank Holding Company Act”) has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
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
Employees
At December 31, 2012, Peoples had 494 full-time equivalent employees.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo)”, “Peoples Bancorp", “Peoples Bank”, Peoples in motion logo consisting of three arched ribbons, "Working together. Building Success." and “peoplesbancorp.com” with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2016 to 2021. Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at the times required by the federal trademark laws and regulations.
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
The Federal Reserve Board also has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

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
Peoples Bank is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), signed into law in 2010, created the Consumer Financial Protection Bureau (the "CFPB"), which has broad powers to adopt and enforce consumer protection regulations.
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
Federal Deposit Insurance Corporation. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.
In 2011, the FDIC approved a final rule that changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity, as required by the Dodd-Frank Act, beginning with the second quarter of 2011. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund.
The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.
Dodd-Frank Act
Federal regulators continue to implement many provisions of the Dodd-Frank Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that are already affecting or may affect Peoples and Peoples Bank:

•	the CFPB has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

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

•
the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012;

•
financial holding companies, such as Peoples, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home states;

•
new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, requiring compensation committees to consider the independence of compensation advisors and meeting new executive compensation disclosure requirements;

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
Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.
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
Transactions with Affiliates, Directors, Executive Officers and Shareholders
Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate;

•	limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provide to a non-affiliate.
An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. The term "covered transaction" includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that Act by the Federal Reserve Board. These loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
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
Peoples and Peoples Bank are required to maintain sufficient capital to meet both a risk-based asset ratio test and leverage ratio test. From time to time, the regulatory agencies may require Peoples and Peoples Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected. Additional information regarding Peoples and Peoples Bank's risk-based capital requirements and ratios can be found in Note 16 of the Notes to the Consolidated Financial Statements.
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
During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The impact of these NPRs, if adopted, would result in higher risk-based and leverage capital requirements consistent with Basel III. Most of the provisions contained within the NPRs would be phased-in over periods ranging from 3 to 10 years. As proposed, the NPRs were to be implemented January 1, 2013, but, the regulators have delayed implementation. Management continues to evaluate the potential impact of the NPRs to ensure the capital levels of both Peoples and Peoples Bank remain higher than the amounts needed to be considered "well capitalized". However, the final regulations ultimately applicable to Peoples and Peoples Bank may be substantially different from those contemplated in the NPRs.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2012, the OCC's most recent performance evaluation of Peoples Bank resulted in an overall rating of “Satisfactory”.
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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than the current earnings, as measured on a trailing 12-month basis. Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
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
Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Peoples. Such reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to complete acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.
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
Pursuant to rules adopted by the stock exchanges and approved by the SC in January 2013 under the Dodd-Frank Act, public company compensation committee members will be required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.
The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices and imposes new executive compensation disclosure requirements.
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
Website Access to Peoples' SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' Internet website into this Form 10-K). Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Peoples' definitive proxy statement filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the SEC.
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
Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn. Business activity across a wide range of industries and regions decreased substantially causing the U.S. economy to be in a recession from December 2007 through June 2009. Since 2007, the general housing market also has been weak, resulting in decreased home prices and increased delinquencies and foreclosures. These conditions caused significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed.
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
Overall, the business environment and general economic conditions in 2012 were adverse for many households and businesses in the U.S. and worldwide. While some economic indicators show signs of improvement, many businesses, states and municipalities are still in serious difficulty, due to reduced cash flow and weakened financial condition. Further, there can be no assurance this improvement will continue. In fact, improvements may be reversed if the current economic turmoil in Europe becomes global or the U.S. Congress fails to raise the federal government's debt ceiling in time to avoid default. A lack of a return to favorable economic conditions in a reasonable timeframe could have an adverse affect on Peoples' asset quality, deposit levels and loan demand and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, additional decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

•	Peoples' ability to complete acquisitions and integrate completed acquisitions could have an adverse affect on Peoples' business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. Peoples has entered into a loan agreement that requires Peoples to obtain the lender's consent to acquire another financial institution. If Peoples fails to receive the appropriate approvals, it will not be able to consummate an acquisition that it believes is in its best interests.
During 2012, Peoples completed multiple acquisitions which required integration of the acquired business into Peoples' business platform. Peoples may not be able to integrate any new acquisitions without encountering difficulties including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

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
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect sales of loans. Further information about government regulation of Peoples' business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

•	The Dodd-Frank Act may adversely impact Peoples' results of operations, financial condition or liquidity.
The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including Peoples and Peoples Bank, do business. Many provisions of the Dodd-Frank Act still have not be implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC. In addition, the CFPB has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect Peoples' business. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Peoples and Peoples Bank cannot currently be determined, the law and its implementing rules and regulations have already resulted in increased compliance costs and fees paid to regulators, along with possible restrictions on Peoples' and Peoples Bank's operations, all of which may have a material adverse affect on Peoples' operating results and financial condition. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

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

•	Peoples failure to be in compliance with any material provision or covenant of debt instruments could have a material adverse effect on Peoples' liquidity and operations.
The loan agreement governing Peoples' unsecured term note imposes operating and financial restrictions on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants included in the loan agreement may be affected by events beyond our control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including the financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that would be unfavorable to Peoples.

•	Increases in FDIC insurance premiums may have a material adverse affect on Peoples' earnings.
The number of bank failures has increased significantly since 2007, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress instituted two programs to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transactional accounts were fully insured (unlimited coverage) until the end of 2012. These actions have placed additional stress on the Deposit Insurance Fund.
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

•	Expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts may have an adverse effect on liquidity and cost of funds.
The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance may cause Peoples Bank to lose certain large deposits or may result in the need to pledge additional securities to secure public funds deposits, which could have a material adverse effect on liquidity. In order to ensure adequate liquidity, Peoples Bank may need to raise the rates we pay on deposits, resulting in a decrease in profitability.

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
If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, federal and state regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance. Any increase in the provision for loan losses would decrease Peoples' pretax and net income.

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
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on Peoples is unknown at this time but may require Peoples to raise additional capital. If capital requirements are raised or if Peoples Bank experiences loan losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other as yet unanticipated reasons. Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations and prospects.

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
Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption “Supervision and Regulation - Dividend Restrictions” in Item 1 of this Form 10-K and Note 16 of the Notes to the Consolidated Financial Statements.

•	Peoples' business could be adversely affected by material breaches in security of its systems or those of a third-party service provider.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Peoples also has implemented security controls to prevent unauthorized access to the computer systems and requires Peoples' third-party service providers to maintain similar controls. However, management cannot be certain these measures will be successful. A security breach of the computer systems and release of confidential information, such as customer account numbers and related information, could negatively affect customers' confidence in Peoples, which may cause a loss of business, and could result in Peoples' incurring financial losses for any fraudulent transactions completed by third parties due to the security breach.

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

•
Changes to the healthcare laws in the United States may increase the number of employees who choose to participate in Peoples' healthcare plans, which may significantly increase healthcare costs and negatively impact financial results.

Peoples offers healthcare coverage to eligible employees with part of the cost subsidized by Peoples or one of its subsidiaries. With recent changes to the healthcare laws in the United States becoming effective in 2014, more employees may choose to participate in Peoples' health insurance plans, which could increase costs for such coverage and material adversely impact Peoples' costs of operations.

•	Changes in tax laws could adversely affect Peoples' performance.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on Peoples' results of operations. On December 20, 2012, Ohio Governor John Kasich signed into law a new tax bill that replaces the existing franchise tax on financial institutions based on net worth with a new privilege tax based on equity capital. The provisions of the tax bill will be effective beginning January 1, 2014 and are not expected to have a material impact on Peoples.
In addition, Peoples' customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples' customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples' has invested.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Reno, New Philadelphia, Nelsonville, Athens (3 offices), The Plains, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Caldwell, McConnelsville, Baltimore, Lancaster (2 offices), Westerville and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant (2 offices), Vienna (2 offices), and Sistersville. In Kentucky, Peoples Bank's office locations include Greenup, Summit, Ashland and Russell. Of these 45 offices, 16 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and leases an office building in Marietta, Ohio. Effective January 2, 2013, Peoples Insurance also leases office space in Pikeville, Kentucky.

Rent expense on the leased properties totaled $883,000 in 2012, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2014:

Location	Address	Lease Expiration Date (a)

Marietta Kroger	40 Acme Street Marietta, Ohio	March 2013

Westerville	515 Executive Campus Drive Columbus, Ohio	April 2013

New Philadelphia	136 1/2 Second Street NE New Philadelphia, Ohio	April 2013

Charleston	10 Hale Street, Suite 410 Charleston, West Virginia	July 2013

Zanesville	905 Zane Street Zanesville, Ohio	November 2013

The Plains	70 N. Plains Road The Plains, Ohio	December 2013

Athens Union Street	152 W. Union Street Athens, Ohio	January 2014

Nelsonville	951 Canal Street Nelsonville, Ohio	January 2014

New Martinsville Wal-Mart	1142 S. Bridge Street New Martinsville, West Virginia	March 2014

Lancaster Fair Avenue	2211 West Fair Avenue Lancaster, Ohio	April 2014

Parkersburg	2107 Pike Street Parkersburg, West Virginia	April 2014

Hart Street	416 Hart Street Marietta, Ohio	May 2014

Vienna Wal-Mart	701 Grand Central Avenue Vienna, West Virginia	June 2014

(a) Information represents the ending date of the current lease period. For some locations, Peoples has the option to renew the lease beyond the current expiration date under the terms of the lease agreement.

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2012, Peoples had 1,556 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per share declared for the indicated periods.

	High Sales	Low Sales	Dividends Declared (1)
2012
Fourth Quarter	$23.80	$17.72	$0.12
Third Quarter	23.93	20.22	0.11
Second Quarter	22.54	16.48	0.11
First Quarter	17.84	14.59	0.11
2011
Fourth Quarter	$15.33	$10.00	$0.10
Third Quarter	13.00	9.51	0.10
Second Quarter	13.94	10.43	—
First Quarter	16.07	11.78	0.10

(1)
On April 28, 2011, Peoples' Board of Directors adopted a new schedule for declaring dividends with respect to Peoples' common shares. Effective with the quarterly period ended June 30, 2011, Peoples' Board of Directors determines whether financial conditions warrant the declaration of dividends with respect to common shares at the meeting of Peoples' Board of Directors held during the first month of the following calendar quarter. Such dividends, if declared, would then be paid to shareholders in the following month. Previously, the Board of Directors of Peoples had declared a cash dividend with respect to Peoples' common shares, when appropriate, in the third month of each calendar quarter. This change resulted in no dividends being declared during the second quarter of 2011 as the dividend with respect to second quarter earnings was declared in July versus June under the previous schedule.

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 16 of the Notes to the Consolidated Financial Statements, as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of Item 1 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended December 31, 2012:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2012	243	(2)	$21.87	(2)	—	—
November 1 – 30, 2012	644	(2)	$19.39	(2)	—	—
December 1 – 31, 2012	211	(2)	$21.26	(2)	—	—
Total	1,098		$20.30		—	—

(1)	Peoples’ Board of Directors did not authorize any stock repurchase plans or programs for 2012.

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
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2007, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2007	2008	2009	2010	2011	2012
Peoples Bancorp Inc.	$100.00	$79.98	$42.56	$70.93	$69.35	$97.94
NASDAQ Stocks (U.S. Companies)	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85
NASDAQ Bank Stocks	$100.00	$72.91	$60.66	$72.13	$64.51	$77.18

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Total interest income	$69,470	$75,133	$89,335	$102,105	$106,227
Total interest expense	14,995	21,154	29,433	40,262	47,748
Net interest income	54,475	53,979	59,902	61,843	58,479
(Recovery of) provision for loan losses	(4,716)	7,998	26,916	25,721	27,640
Net impairment losses on investment securities	—	—	(1,786)	(7,707)	(4,260)
Net (loss) gain on securities and asset transactions	(778)	(443)	(39)	1,343	2,424
Total non-interest income	34,971	32,944	31,634	32,050	32,097
FDIC insurance expense	1,002	1,867	2,470	3,442	361
Other non-interest expense	62,472	59,464	54,572	55,240	53,124
Preferred dividends (a)	—	1,343	2,052	1,876	—
Net income available to common shareholders	$20,385	$11,212	$3,529	$2,314	$7,455
Balance Sheet Data
Total assets	$1,918,050	$1,794,161	$1,837,985	$2,001,827	$2,002,338
Total investment securities	709,085	669,228	641,307	751,866	708,753
Gross loans	985,172	938,506	960,718	1,052,058	1,104,032
Allowance for loan losses	17,811	23,717	26,766	27,257	22,931
Total intangible assets	68,525	64,475	64,870	65,599	66,406
Non-interest-bearing deposits	317,071	239,837	215,069	198,000	180,040
Retail interest-bearing deposits	1,119,633	1,047,189	1,059,066	1,095,466	1,034,418
Brokered deposits	55,599	64,054	87,465	102,420	151,910
Short-term borrowings	47,769	51,643	51,509	76,921	98,852
Long-term borrowings	128,823	142,312	157,703	246,113	308,297
Junior subordinated debentures held by subsidiary trust	—	22,600	22,565	22,530	22,495
Preferred stockholders' equity (a)	—	—	38,645	38,543	—
Common stockholders' equity	221,728	206,657	192,036	205,425	186,626
Tangible assets (b)	1,849,525	1,729,686	1,773,115	1,936,228	1,935,932
Tangible equity (b)	153,203	142,182	165,811	178,369	120,220
Tangible common equity (b)	$153,203	$142,182	$127,166	$139,826	$120,220
Per Common Share Data
Earnings per share – Basic	$1.92	$1.07	$0.34	$0.22	$0.72
Earnings per share – Diluted	1.92	1.07	0.34	0.22	0.72
Cash dividends declared per share	0.45	0.30	0.40	0.66	0.91
Book value per share (c)	21.02	19.67	18.36	19.80	18.06
Tangible book value per share (b) (c)	$14.52	$13.53	$12.16	$13.48	$11.63
Weighted-average shares outstanding – Basic	10,527,885	10,482,318	10,424,474	10,363,975	10,315,263
Weighted-average shares outstanding – Diluted	10,528,286	10,482,318	10,431,990	10,374,792	10,348,579
Common shares outstanding at end of period	10,547,960	10,507,124	10,457,327	10,374,637	10,333,884

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
SIGNIFICANT RATIOS
Return on average stockholders' equity	9.52%	5.72%	2.33%	1.80%	3.67%
Return on average common stockholders' equity	9.52	5.61	1.76	1.17	3.67
Return on average assets	1.11	0.69	0.28	0.21	0.39
Net interest margin	3.39	3.43	3.51	3.48	3.51
Efficiency ratio (d)	69.55	68.98	60.30	60.14	56.30
Pre-provision net revenue to average assets (e)	1.41	1.41	1.76	1.74	1.94
Average stockholders' equity to average assets	11.63	12.12	12.20	11.50	10.62
Average loans to average deposits	68.23	69.86	73.01	77.97	88.10
Dividend payout ratio	23.58%	28.35%	119.33%	298.23%	127.03%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(f)	1.39%	3.19%	4.19%	3.27%	3.74%
Nonperforming assets as a percent of total assets (c)(f)	0.76	1.80	2.45	2.03	2.09
Allowance for loan losses to loans net of unearned interest (c)	1.81	2.53	2.79	2.59	2.08
Allowance for loan losses to nonperforming loans (c)(f)	128.86	79.00	66.10	79.30	55.50
(Recovery of) provision for loan losses to average loans (annualized)	(0.49)	0.84	2.61	2.35	2.48
Net charge-offs as a percentage of average loans	0.12%	1.16%	2.66%	1.96%	1.83%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	14.06%	12.82%	11.59%	10.58%	10.17%
Tier 1 capital ratio	14.06	14.86	16.91	15.49	11.88
Total risk-based capital ratio	15.43	16.20	18.24	16.80	13.19
Leverage ratio	8.83	9.45	10.63	10.06	8.18
Tangible equity to tangible assets (b)	8.28	8.22	9.35	9.21	6.21
Tangible common equity to tangible assets (b)	8.28%	8.22%	7.17%	7.22%	6.21%

(a)
Amounts relate to Series A Preferred Shares issued and sold by Peoples in connection with its participation in the TARP Capital Purchase Program. Additional information regarding the Series A Preferred Shares can be found in Note 11 of the Notes to the Consolidated Financial Statements.

(b)
These amounts represent non-GAAP financial measures since they exclude the balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.  Additional information regarding the calculation of these measures can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Capital/Stockholders’ Equity”.

(c)	Data presented as of the end of the period indicated.

(d)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(e)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Pre-Provision Net Revenue”.

(f)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

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

(3)	changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Federal Reserve Board, which may adversely impact interest margins;

(4)	the success, impact, and timing of Peoples' business strategies, including the integration of recently completed acquisitions, expansion of consumer lending activity and rebranding efforts;

(5)
adverse changes in the economic conditions and/or activities, including impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(6)	changes in prepayment speeds, loan originations and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

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

(8)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

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

(15)	the overall adequacy of Peoples' risk management program; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under "ITEM 1A. RISK FACTORS" of this Form 10-K.

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

◦
During the second quarter of 2012, Peoples became more active with its merger and acquisition activities. These activities included the merger transactions with Sistersville Bancorp, Inc. ("Sistersville") and its wholly-owned subsidiary, First Federal Savings Bank, announced on June 5, 2012 and subsequently completed on September 14, 2012, and the purchase of a small financial advisory book of business in Wood County, West Virginia. In the third quarter of 2012, Peoples purchased another small financial advisory book of business in Gallipolis, Ohio. These transactions are more fully described in Note 18 of the Notes to the Consolidated Financial Statements. In addition, Peoples' management team continues to evaluate other acquisition opportunities involving banks, insurance agencies and wealth management providers located in Ohio, West Virginia and Kentucky. On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area.

◦
In 2012, Peoples incurred $641,000 of acquisition-related expenses, primarily fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired. Approximately a quarter of these costs related to acquisition opportunities that management determined did not meet Peoples' criteria and thus negotiations were terminated prior to completion.

◦
On September 17, 2012, Peoples introduced its new brand as part of a company-wide brand revitalization. The brand is Peoples' promise, which is a guarantee of satisfaction and quality. Costs associated with rebranding efforts were approximately $421,000 during 2012. Peoples will continue to incur costs throughout 2013 associated with the brand revitalization, including marketing due to advertisement, and depreciation for the revitalization of our branch network.

◦
During 2012, Peoples increased the quarterly dividend declared to common shareholders by 20%. The dividend declared in first quarter of 2012 was $0.11 and the dividend declared in the fourth quarter of 2012 was $0.12, compared to the quarterly dividend of $0.10 that was declared during 2011.

◦
As described in Note 12 of the Notes to the Consolidated Financial Statements, Peoples incurred settlement charges of $835,000 during 2012 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the second quarter. Settlement charges of $815,000 were recognized during the 2011.

◦
As described in Note 10 of the Notes to the Consolidated Financial Statements, Peoples repaid the entire $23.0 million outstanding principal amount of its junior subordinated debentures and related trust preferred securities on December 19, 2012 (the "Trust Preferred Redemption"). This transaction resulted in Peoples incurring a pre-tax loss of $1.0 million for the redemption premium and unamortized issuance costs. Peoples funded the repayment with a term note from an unaffiliated financial institution at a significantly lower interest rate. As a result, Peoples will realize an annual interest expense savings of $1.1 million beginning in 2013.

◦
In the first quarter of 2012, Peoples prepaid $35.0 million of wholesale borrowings using short-term funds, which resulted in prepayment charges of $3.1 million. These borrowings had an average cost of 3.09% and consisted of both term repurchase agreements and advances from the Federal Home Loan Bank of Cincinnati. The impact of the prepayment charges on first quarter earnings was offset by $3.2 million in gains from the sale of $60.5 million in investment securities. The securities sold were primarily mortgage-backed securities issued by U.S. government-sponsored agencies. The proceeds from the sale of these investment securities were reinvested into other securities with similar duration, credit risk and yield.

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

◦
Since the second quarter of 2011, Peoples has experienced generally improving trends in several asset quality metrics, after a three-year trend of higher credit losses and nonperforming assets than Peoples' long-term historical levels. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in lower provisions for loan losses.

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
Income Recognition
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities could impact interest income due to the corresponding acceleration of premium amortization or discount accretion. Management's analysis at December 31, 2012 showed changes in prepayments could cause an approximately 10 basis point change in Peoples' net interest margin from quarter-to-quarter.
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

Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.
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
There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2012 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 37% of total assets at December 31, 2012, of which approximately 90% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income. As a result, both the investment and equity sections of Peoples' Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
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
Under current US GAAP, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the debt security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the debt security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the debt security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated other comprehensive income, net of deferred taxes. Prior to the second quarter of 2009, if Peoples determined a loss to be “other-than-temporary”, then an impairment loss was recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.
Additional information regarding impairment losses recognized can be found later in this discussion under the caption “Net Impairment Losses”.
Goodwill and Other Intangible Assets
During 2012 and in prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
Peoples performs its required annual impairment test as of June 30 each year.  The significant assumptions made by management in estimating the reporting unit's fair value were (1) level of future cash flows over the next five years, (2) long-term growth rate of cash flows after year five and (3) the discount rate. At June 30, 2012, management's analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value. The analysis also indicated any of the following situations would cause a decline in the fair value of Peoples’ reporting unit below its book value: (1) a 5% sustained decline in future cash flows or (2) a 100 basis point increase in the discount rate.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. At December 31, 2012, Peoples' market capitalization was less than its book value, which management considered to be an indicator of possible goodwill impairment. Since June 30, 2012, there has been improvement in loan related credit losses over prior periods which management expects will continue to have a positive impact on Peoples' future cash flows. Additionally, the 14-day moving average of the stock price of Peoples' common shares improved 3% between June 30 and December 31, 2012. Management considered these improvements to be evidence that goodwill is not impaired as of December 31, 2012.
Peoples records mortgage servicing rights (“MSRs”) in connection with its mortgage banking activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. MSRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2012, management concluded no portion of the recorded MSRs was impaired since the fair value exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and realization of income tax credits received from Peoples' investments in low-income housing projects and funds. Given the nature of Peoples' deferred tax assets, management determined no valuation allowances were needed at either December 31, 2012 or 2011.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2012 and 2011.
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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2012, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2012, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the fair values provided by these third parties on a monthly basis and challenges prices when it believes a discrepancy in pricing exists. Management also reviews the valuation methodology and quality controls utilized by the pricing services in their overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management challenges third-party valuations for any security where it believes a material difference in pricing exists. Based on Peoples' past experience, these challenges more-often-than-not result in the third party adjusting its valuation of the security.
Impaired loans
For loans considered impaired, the amount of impairment loss recognized is determined based on a discounted cash flow analysis or the fair value of the underlying collateral if repayment is expected solely from the sale of the collateral. Management typically relies on the fair value of the underlying collateral due to the significant uncertainty surrounding the borrower's ability to make future payments. The vast majority of the collateral securing impaired loans is real estate, although the collateral may also include accounts receivable and equipment, inventory or similar personal property. The fair value of the collateral used by management represents the estimated proceeds to be received from the sale of the collateral, less costs incurred during the sale, based upon observable market data or market value data provided by independent, licensed or certified appraisers.
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
For Peoples' June 30, 2012 goodwill impairment test, management estimated the fair value of Peoples' reporting unit using both an income approach and a market approach. The income approach consisted of a discounted cash flow analysis of projected future earnings. The market approach was based upon multiples of book value of recently acquired financial institutions, including distressed institutions. The discount rate used represented the estimated cost of Peoples' common equity based upon observable market data. The fair values derived under both approaches were weighted to arrive at an overall estimated fair value. Management placed greater weight on the income approach due to the limited number of acquisitions occurring in 2012 involving healthy or non-distressed entities compared to prior years. Consequently, the estimated fair value of Peoples' reporting unit could be materially different in future periods due to changes in either projected future earnings or the cost of common equity.
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
Mortgage Servicing Rights
MSRs are carried at the lower of amortized cost or market value, and, therefore, can be subject to fair value measurements on a nonrecurring basis. MSRs do not trade in an active market with readily observable prices. Thus, management determines fair value based upon a valuation model that calculates the present value of estimated future net servicing income provided by an independent third-party consultant. This valuation model is affected by various input factors, such as servicing costs, expected prepayment speeds and discount rates, which are subject to change between reporting periods. As a result, significant changes to these factors could result in a material change to the calculated fair value of MSRs.
EXECUTIVE SUMMARY
Net income available to common shareholders for the year ended December 31, 2012 was $20.4 million, compared to $11.2 million in 2011 and $3.5 million in 2010, representing earnings per diluted common share of $1.92, $1.07 and $0.34, respectively. The higher earnings in both 2012 and 2011 were largely attributable to the impact of continued asset quality improvement. Peoples also generated positive operating leverage during 2012 as growth in total revenue was larger than the growth in total non-interest expenses.
In 2012, Peoples had a recovery of loan losses of $4.7 million as several asset quality metrics maintained favorable trends. The favorable trends resulted in net charge-offs of $1.2 million for 2012, which were significantly less than the amounts recorded in 2011 and 2010 due largely to higher recoveries in 2012. In comparison, Peoples recorded provision for loan losses of $8.0 million for 2011 and $26.9 million for 2010. These provisions represented amounts needed to maintain the adequacy of the allowance for loan losses.

Net interest income and margin were relatively stable in 2012 compared to 2011, due to the reduction in interest income being offset by the reduction of interest expense. The slight net interest margin compression was a result of long-term interest rates remaining at historically low levels. Net interest income decreased 10% to $54.0 million in 2011 compared to 2010, as the impact of the sustained low interest rate environment and lower average loan balances caused a decline in interest income that exceeded the reduction in funding costs. Net interest margin remained relatively even through 2011.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, was up 6% in 2012 compared to 2011, as strong revenue generation occurred in several major sources. The most notable growth occurred in mortgage banking income, which grew $1.2 million, or 71%, over the prior year due to increased refinancing activity. In 2011, total non-interest income increased 4% compared to 2010, as growth occurred in virtually every major revenue category. The largest growth in 2011 was in electronic banking income, which increased $456,000, or 10%.
Total non-interest expense was $63.5 million for the year ended December 31, 2012, an increase of 3% over the prior year. This increase was primarily caused by additional sales and incentive compensation of $1.8 million, which was a result of the improved financial performance of Peoples. Acquisition-related costs of $569,000 and rebranding costs of $421,000 also contributed to the increase over the prior year. In 2011, non-interest expense increased 8% compared to 2010, due to higher salary and employee benefit costs. Other operating expenses were generally controlled in 2011 as reduced FDIC insurance costs and foreclosed real estate and other loan costs offset the additional marketing expense and higher professional fees, primarily external legal and consulting services.
At December 31, 2012, total assets were up 7% to $1.92 billion versus $1.79 billion at year-end 2011, with the increase due mostly to higher net loan balances. Gross portfolio loan balances grew $46.7 million during 2012, most of which was due to the loans acquired in the Sistersville acquisition. The allowance for loan losses decreased $5.9 million to $17.8 million, or 1.81% of gross loans, compared to $23.7 million and 2.53% at December 31, 2011. Total investment securities grew to $709.1 million at December 31, 2012, compared to $669.2 million at the prior year-end.
Total liabilities were $1.70 billion at December 31, 2012, up $108.8 million since December 31, 2011. Retail deposit balances experienced continued growth during 2012, increasing $149.7 million compared to year-end 2011. The Sistersville acquisition added $39.4 million of interest-bearing deposits, almost equally divided among certificates of deposits, money market and savings accounts, and $0.9 million of non-interest-bearing deposits. Non-interest-bearing deposits comprised 22.1% of total retail deposits at December 31, 2012 versus 18.6% at year-end 2011. At December 31, 2012, total borrowed funds were $176.6 million, down $40.0 million compared to the prior year-end, as Peoples repaid $35 million in long-term borrowings during the first quarter.
At December 31, 2012, total stockholders' equity was $221.7 million, up $15.1 million since December 31, 2011. Earnings exceeded dividends declared by $15.6 million. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 14.06% at December 31, 2012, versus 12.82% at December 31, 2011, while the Total Risk-Based Capital ratio was 15.43% versus 16.20% at December 31, 2011. The decrease in the Total Risk-Based Capital ratio was largely the result of Peoples repaying all of its outstanding junior subordinated debentures and redeeming the related trust preferred securities during the fourth quarter. In addition, Peoples' tangible common equity to tangible asset ratio was 8.28% and tangible book value per share was $14.52 at December 31, 2012, versus 8.22% and $13.53 at December 31, 2011, respectively.
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
The following table details Peoples’ average balance sheets for the years ended December 31:

	2012			2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,705	$20	0.21%	$11,522	$24	0.21%	$36,508	$91	0.25%
Investment Securities (1):
Taxable	645,249	19,961	3.09%	631,112	24,332	3.86%	656,719	29,728	4.53%
Nontaxable (2)	40,190	2,206	5.49%	38,653	2,385	6.17%	57,781	3,621	6.27%
Total investment securities	685,439	22,167	3.23%	669,765	26,717	3.99%	714,500	33,349	4.67%
Loans (3):
Commercial	618,846	29,672	4.79%	616,970	30,375	4.92%	682,736	36,169	5.30%
Real estate (4)	252,647	12,982	5.14%	246,878	13,111	5.31%	260,964	14,650	5.61%
Consumer	95,673	5,716	5.97%	87,103	6,039	6.93%	86,203	6,618	7.68%
Total loans	967,166	48,370	5.00%	950,951	49,525	5.21%	1,029,903	57,437	5.58%
Less: Allowance for loan losses	(21,473)			(27,259)			(29,597)
Net loans	945,693	48,370	5.11%	923,692	49,525	5.36%	1,000,306	57,437	5.74%
Total earning assets	1,640,837	70,557	4.30%	1,604,979	76,266	4.75%	1,751,314	90,877	5.19%
Intangible assets	65,881			64,621			65,153
Other assets	134,571			141,479			145,260
Total assets	$1,841,289			$1,811,079			$1,961,727
Deposits:
Savings accounts	$162,055	$90	0.06%	$132,365	$166	0.13%	$119,257	$188	0.16%
Government deposit accounts	151,877	937	0.62%	147,688	1,528	1.04%	145,876	2,455	1.68%
Interest-bearing demand accounts	113,022	117	0.10%	101,094	164	0.16%	92,820	194	0.21%
Money market accounts	255,345	423	0.17%	262,374	760	0.29%	288,483	2,141	0.74%
Brokered deposits	56,451	1,996	3.54%	70,417	2,308	3.28%	102,153	2,994	2.93%
Retail certificates of deposit	404,872	5,496	1.36%	419,226	9,004	2.15%	451,746	11,150	2.47%
Total interest-bearing deposits	1,143,622	9,059	0.79%	1,133,164	13,930	1.23%	1,200,335	19,122	1.59%
Borrowed Funds:
Short-term FHLB advances	13,240	17	0.12%	5,525	5	0.08%	8,712	10	0.11%
Retail repurchase agreements	37,401	57	0.15%	41,589	98	0.23%	50,185	252	0.49%
Total short-term borrowings	50,641	74	0.14%	47,114	103	0.22%	58,897	262	0.44%
Long-term FHLB advances	68,041	2,305	3.39%	84,193	2,895	3.44%	102,685	3,624	3.53%
Wholesale repurchase agreements	44,208	1,610	3.58%	65,000	2,247	3.41%	113,219	4,439	3.87%
Other borrowings	22,729	1,947	8.62%	22,583	1,979	8.64%	22,548	1,986	8.69%
Total long-term borrowings	134,978	5,862	4.27%	171,776	7,121	4.11%	238,452	10,049	4.18%
Total borrowed funds	185,619	5,936	3.17%	218,890	7,224	3.27%	297,349	10,311	3.44%
Total interest-bearing liabilities	1,329,241	14,995	1.13%	1,352,054	21,154	1.56%	1,497,684	29,433	1.96%
Non-interest-bearing deposits	273,893			228,093			210,310
Other liabilities	24,037			11,435			14,336
Total liabilities	1,627,171			1,591,582			1,722,330
Preferred equity	—			19,492			38,594
Common equity	214,118			200,005			200,803
Total stockholders’ equity	214,118			219,497			239,397
Total liabilities and stockholders’ equity	$1,841,289			$1,811,079			$1,961,727
Interest rate spread		$55,562	3.17%		$55,112	3.19%		$61,444	3.23%
Net interest margin			3.39%			3.43%			3.51%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2011 to 2012			Changes from 2010 to 2011
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$—	$(4)	$(4)	$(13)	$(54)	$(67)
Investment Securities: (2)
Taxable	(4,905)	534	(4,371)	(4,270)	(1,126)	(5,396)
Nontaxable	(271)	92	(179)	(57)	(1,179)	(1,236)
Total investment income	(5,176)	626	(4,550)	(4,327)	(2,305)	(6,632)
Loans:
Commercial	(795)	92	(703)	(2,472)	(3,322)	(5,794)
Real estate	(431)	302	(129)	(766)	(773)	(1,539)
Consumer	(883)	560	(323)	(648)	69	(579)
Total loan income	(2,109)	954	(1,155)	(3,886)	(4,026)	(7,912)
Total interest income	(7,285)	1,576	(5,709)	(8,226)	(6,385)	(14,611)
INTEREST EXPENSE:
Deposits:
Savings accounts	(107)	31	(76)	(40)	18	(22)
Government deposit accounts	(633)	42	(591)	(999)	72	(927)
Interest-bearing demand accounts	(65)	18	(47)	(47)	17	(30)
Money market accounts	(317)	(20)	(337)	(1,202)	(179)	(1,381)
Brokered certificates of deposit	172	(484)	(312)	325	(1,011)	(686)
Retail certificates of deposit	(3,209)	(299)	(3,508)	(1,377)	(769)	(2,146)
Total deposit cost	(4,159)	(712)	(4,871)	(3,340)	(1,852)	(5,192)
Borrowed funds:
Short-term borrowings	(28)	(1)	(29)	(118)	(41)	(159)
Long-term borrowings	19	(1,278)	(1,259)	(578)	(2,350)	(2,928)
Total borrowed funds cost	(9)	(1,279)	(1,288)	(696)	(2,391)	(3,087)
Total interest expense	(4,168)	(1,991)	(6,159)	(4,036)	(4,243)	(8,279)
Net interest income	$(3,117)	$3,567	$450	$(4,190)	$(2,142)	$(6,332)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
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

The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Net interest income, as reported	$54,475	$53,979	$59,902
Taxable equivalent adjustments	1,087	1,133	1,542
Fully tax-equivalent net interest income	$55,562	$55,112	$61,444
The yield curve remained relatively flat and interest rates remained low during 2012, which placed greater downward pressure on Peoples' net interest income and margin. The yield on investment securities declined further in 2012, as the impact of lower reinvestment rates was magnified by higher levels of principal pre-payments within mortgage-backed securities. During 2012, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $11.9 million, compared to a monthly average of approximately $10.1 million in 2011. The cash flow received from the investment portfolio in 2012 had an average yield of 3.47% and was reinvested in securities with a yield in the range of 2.0% to 2.5%. Similar conditions within Peoples' loan portfolio resulted in total asset yields declining by 45 basis points during the year.
Peoples' funding costs benefited from the extinguishment of $35.0 million of higher-cost wholesale borrowings in the first quarter of 2012 and the maturity of special higher-cost retail CDs. Most of the CDs were part of a special product offering in 2008 and had an average cost of 3.87%. The majority of these high-cost CDs, nearly $60 million, matured during the final two quarters of 2011, with $22.0 million at an average rate of 4.22% maturing during the first quarter of 2012. As a result of the Trust Preferred Redemption, Peoples will realize an annual interest expense savings of $1.1 million beginning in 2013. Peoples remains diligent in minimizing the impact of margin compression on net interest income, with earning asset growth to be the key driver.
In 2011, net interest income was adversely affected by the sustained low interest rate environment, coupled with a decline in average loan balances experienced as a result of significant payoffs and charge-offs during the year. Peoples' deposit pricing strategy over the past two years has caused a moderate decrease in money market balances and high-cost retail certificates of deposit ("CDs"). The yield curve flattening experienced during 2011 put downward pressure on Peoples' asset yields, due to the corresponding decline in reinvestment rates. However, management has intensified its disciplined approach to loan and deposit pricing, which lowered funding costs and mitigated much of the impact of lower market interest rates on net interest income and margin.
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
(Recovery of) Provision for Loan Losses
The following table details Peoples’ provision for loan losses recognized for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Provision for checking account overdrafts	$294	$418	$551
(Recovery of) provision for other loan losses	(5,010)	7,580	26,365
Net (recovery of) provision for loan losses	$(4,716)	$7,998	$26,916
As a percentage of average gross loans (a)	(0.49)%	0.84%	2.61%
(a) Presented on an annualized basis
The recovery of, or provision for, loan losses represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during 2012 was driven mostly by continued improving trends in various credit quality metrics, including historical loss trends and the level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Impairment Losses
During 2012 and 2011, there were no net impairment losses recognized. In 2010, net impairment losses of $1.8 million were recognized, which was comprised of a loss of $986,000 on collateralized debt obligations and a loss of $800,000 on mortgage-backed securities. The impairment losses were the result of management determining certain securities were other-than-temporarily impaired.  These determinations were made in connection with management's quarterly analysis of the investment portfolio described in the “Critical Accounting Policies” section of this discussion, which included evaluating the credit quality of underlying issuers and estimating cash flows to be received from the securities.
 The losses associated with collateralized debt obligations ("CDO") securities were the result of reduced cash flow within these structured investments since 2007.  In the first quarter of 2010, management's analysis concluded two equity tranche CDO securities held in Peoples' investment portfolio were total losses based on management's analysis of estimated cash flows to be received. As a result of these write-downs, Peoples has had no recorded investment in any CDO securities since the first quarter of 2010.
Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2012, and concluded no individual securities were other-than-temporarily impaired.
Net Other (Losses) Gains
The following table details the other gains and losses for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2012	2011	2010
Net loss on OREO	$—	$(1,395)	$(1,854)
Gain (loss) on loans held-for-sale	66	469	(1,319)
Loss on debt extinguishment	(4,144)	—	(3,630)
Net (loss) gain on bank premises and equipment	(261)	10	(88)
Bargain purchase gains	13	—	—
Net other (losses) gains	$(4,326)	$(916)	$(6,891)
The loss on debt extinguishment for 2012 included $3.1 million for the prepayment of $35 million of wholesale borrowings during the first quarter and $1.0 million for the Trust Preferred Redemption. Nearly all of the net OREO losses in 2010 and 2011 were the result of write-downs on two unrelated commercial properties held as OREO since late 2009. The loss recognized on early debt extinguishment in 2010 was the result of the prepayments of wholesale repurchase agreements completed in the third quarter.
Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from five primary sources: insurance sales revenues, deposit account service charges, trust and investment activities, electronic banking (“e-banking”), and mortgage banking. In 2012, Peoples experienced revenue growth from several non-interest income sources. This success reflects Peoples' continued emphasis on maintaining a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 39.1% of Peoples' total revenues in 2012, compared to 37.9% in 2011 and 34.6% in 2010.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Property and casualty insurance commissions	$7,974	$7,419	$7,385
Performance-based commissions	1,026	944	585
Life and health insurance commissions	526	624	580
Credit life and A&H insurance commissions	122	158	123
Other fees and charges	196	120	173
Total insurance income	$9,844	$9,265	$8,846
Peoples' property and casualty insurance commission income benefited from new business generated by producers, a high retention rate for existing insurance customers and, to a lesser extent, improving pricing margins within the industry. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.
The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Overdraft and non-sufficient funds fees	$7,481	$8,153	$8,357
Account maintenance fees	1,246	1,315	866
Other fees and charges	238	297	358
Total deposit account service charges	$8,965	$9,765	$9,581
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. The lower overdraft and non-sufficient funds fees were largely due to customer behavior. Account maintenance fees reflect the impact of Peoples' consumer checking account product offering and pricing structure that was implemented during the first quarter of 2011.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Fiduciary	$4,557	$4,293	$4,396
Brokerage	1,572	1,255	952
Total trust and investment income	$6,129	$5,548	$5,348
The following table details Peoples’ managed assets at year-end December 31:

(Dollars in thousands)	2012	2011	2010
Trust assets under management	$888,134	$821,659	$836,587
Brokerage assets under management	404,320	262,196	256,579
Total managed assets	$1,292,454	$1,083,855	$1,093,166
Quarterly average	$1,277,452	$1,092,781	$977,577
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. Peoples also added approximately $100 million in brokerage assets during 2012 due to acquisitions completed during the quarters. The U.S. financial markets experienced a general increase during 2012, which also contributed to the increase in managed assets.
Peoples e-banking services include ATM and debit cards, direct deposit services and internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2012, electronic banking income increased $813,000, or 16% compared to 2011, due to a steady increase in the volume of debit card transactions. In 2012, Peoples' customers used their debit cards to complete $391 million of transactions, versus $372 million in 2011 and $338 million in 2010.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income was up significantly, $1,190,000, or 71%, compared to the prior year. The increase was the result of higher production volumes driven mostly by refinancing activity due to historically low mortgage interest rates. In 2012, Peoples sold approximately $129.4 million of loans to the secondary market compared to $72.7 million in 2011 and $64.3 million in 2010.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Base salaries and wages	$21,076	$21,320	$20,269
Sales-based and incentive compensation	6,484	4,646	3,365
Employee benefits	4,277	5,927	4,802
Stock-based compensation	942	310	92
Deferred personnel costs	(1,884)	(1,370)	(1,260)
Payroll taxes and other employment costs	2,531	2,793	1,954
Total salaries and employee benefit costs	$33,426	$33,626	$29,222
Full-time equivalent employees:
Actual at end of period	494	513	534
Average during the period	499	535	531

Base salaries and wages in 2012 have benefited from the decrease in full-time equivalent employees in recent quarters as part of Peoples' expense reduction efforts, which began in the second half of 2011. In 2011, base salaries and wages increased compared to 2010 due largely to Peoples filling open senior management positions, plus modest annual base salary adjustments. Sales-based and incentive compensation was higher in both 2012 and 2011 due primarily to expense accruals associated with corporate incentive plans, which are tied largely to Peoples' financial performance. In 2012, Peoples also incurred higher sales-based compensation corresponding with increased sales production within its mortgage banking, insurance and wealth management activities.
In 2012, employee benefit costs benefited from lower employee medical benefit plan expenses, which are tied to claims activity. However, in 2011, employee medical benefit plan expenses were higher than those experienced in 2010. In 2011 and 2012, Peoples incurred pension settlement charges totaling $815,000 and $835,000, respectively. For 2011, the settlement charges more than offset the impact of Peoples freezing the accrual of pension benefits effective March 1, 2011. The pension benefit freeze significantly lowered the threshold for recognizing pension settlement charges. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates Peoples incurring pension settlement charges in 2013 as the threshold will be lower corresponding with the decrease in discount rate used in the measurement of Peoples' pension liability.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although for time-based awards, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  For all awards, expense is only recognized for the portion of awards that is expected to vest. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  In the first quarter of 2012, Peoples granted restricted shares to officers and key employees with both time-based and performance-based vesting periods and recognized stock-based compensation expense for the entire cost of awards that were granted to employees eligible for retirement on the grant date. Stock-based compensation expense in 2012 included $153,000 of additional expense relating to equity-based incentive awards granted to key employees in prior years. Much of the additional expense was the result of actual forfeitures being lower than previously estimated, while a lesser portion related to awards granted in the first quarter of 2011 with performance-based vesting conditions. In prior quarters, Peoples did not record any expense related to these performance-based awards since management had determined it was not probable these awards would vest. However, the continued strong earnings performance in 2012 led management to conclude it was probable these awards would vest. Under US GAAP, Peoples was required to recognize the entire pro rata expense relating to these awards since the grant date. On September 13, 2012, the Board of Directors announced a grant of unrestricted common shares to all full-time and some part-time employees that did not already participate in the equity plan. The grant date was October 30, 2012 and resulted in $180,000 of expense. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 17 of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment to interest income.  As a result, the amount of deferred personnel costs for each year corresponds directly with the level of new loan originations. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption “Loans”.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2012	2011	2010
Depreciation	$2,212	$1,967	$1,943
Repairs and maintenance costs	1,467	1,614	1,596
Net rent expense	866	891	894
Property taxes, utilities and other costs	1,549	1,413	1,348
Total net occupancy and equipment expense	$6,094	$5,885	$5,781
In 2012, Peoples made capital expenditures in the company which resulted in the increase in depreciation expense. As part of the revitalization of our branch network, depreciation expense will continue to increase throughout 2013. Depreciation expense was held relatively flat during 2011 due in large part to management limiting capital expenditures during 2010 in connection with various cost saving initiatives. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples. During 2012, Peoples incurred $300,000 in professional fees as a result of acquisition-related activities. In 2011, professional fees increased as a result of the costs related to Peoples' new Power checking product, which was introduced at the start of the year. Another significant driver of the higher professional fees in 2011 was increased consulting services related to various management projects and initiatives to improve overall operating efficiency.
Peoples' e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2011 and 2012 as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples' internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples' e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.
Marketing expense, which includes advertising, donation and other public relations costs, increased compared to the prior years due mostly to the rebranding efforts. Contributions totaling $400,000 to Peoples Bancorp Foundation Inc. were made in 2012, compared to $300,000 in 2011. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. In prior years, Peoples limited such contributions as part of its efforts to control operating costs. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves. Marketing expense in 2011 was impacted by Peoples increasing its advertising activity compared to prior years.
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
Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with servicing and collecting outstanding loans. In 2012 and 2011, foreclosed real estate and other loan expenses were lower than the prior years due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009.
While actions taken by the FDIC resulted in higher FDIC insurance costs for 2010, new regulations required by the Dodd-Frank Act became effective during 2011 that reduced Peoples' FDIC insurance costs beginning with the amount recorded during the second quarter of 2011.  Additional information regarding Peoples' FDIC insurance assessments may be found in Item 1 of this Form 10-K in the section captioned "Supervision and Regulations".
Peoples' intangible asset amortization expense has decreased in each of the prior three years from the use of an accelerated method of amortization for its customer-related intangibles.  However, as Peoples continues to pursue acquisitions, the intangible assets subject to amortization may increase and result in additional intangible asset amortization expense.

Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 69.55% for 2012, compared to 68.98% for 2011 and 60.30% for 2010. The increase in 2012 was due mostly to the rebranding and acquisition-related costs. The increase in 2011 was due largely to the decrease in net interest income.
Income Tax Expense
A key driver of the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income derived from tax-exempt sources. Additionally, Peoples receives tax benefits from its investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 13 of the Notes to the Consolidated Financial Statements.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

(Dollars in thousands)	2012	2011	2010

Pre-Provision Net Revenue:
Income before income taxes	$29,910	$17,151	$5,753
Add: provision for loan losses	—	7,998	26,916
Add: loss on debt extinguishment	4,144	—	3,630
Add: loss on loans held-for-sale and OREO	—	1,395	3,173
Add: loss on other assets	261	31	88
Less: recovery of loan losses	4,716	—	—
Less: gain on loans held-for-sale and OREO	66	469	—
Less: net gain on securities transactions	3,548	473	5,066
Less: gain on other assets	13	41	—
Pre-provision net revenue	$25,972	$25,592	$34,494

Pre-provision net revenue	$25,972	$25,592	$34,494
Total average assets	1,841,289	1,811,079	1,961,727

Pre-provision net revenue to total average assets (a)	1.41%	1.41%	1.76%
(a) Presented on an annualized basis
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  Beginning in 2010, Peoples has maintained excess cash reserves at the Federal Reserve Bank of Cleveland, which are included in "interest-bearing deposits in other banks" on the Consolidated Balance Sheets, rather than Federal Funds sold due to more favorable interest rates. At December 31, 2012, excess cash reserves at the Federal Reserve Bank were $11.6 million, compared to $4.4 million at December 31, 2011. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.

In 2012, Peoples' total cash and cash equivalents increased $23.6 million, as cash provided by Peoples' operating and financing activities of $41.3 million and $51.9 million, respectively, exceeded the $69.6 million of cash used by investing activities. Investing activities used $69.6 million of cash to fund the $16.9 million net loan growth, while purchases of investment securities exceeded proceeds from sales and principal payments of investment securities by $46.5 million. Within Peoples' financing activities, deposit growth generated $101.8 million of cash which was used primarily to reduce borrowed funds by $44.1 million and to repurchase the common stock warrant held by the U.S Treasury.
In comparison, total cash and cash equivalents decreased $35.7 million in 2011, due mostly to cash used in financing and investing activities exceeding the $43.4 million of cash generated by operating activities. The majority of the $70.2 million of cash used in Peoples' financing activities related to the TARP Capital Redemption. Peoples also used $15.4 million of cash to reduce its long-term borrowings.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$26	$32	$39	$82	$176
U.S. government sponsored agencies	516	13,037	12,262	4,473	8,442
States and political subdivisions	45,668	35,745	47,379	62,953	68,930
Residential mortgage-backed securities	514,096	527,003	507,534	558,825	511,201
Commercial mortgage-backed securities	64,416	37,289	30,700	24,188	25,951
Bank-issued trust preferred securities	10,357	12,211	12,984	13,826	17,888
Equity securities	4,106	3,254	3,088	2,593	2,761
U.S. government-backed student loan pools	—	—	—	59,442	44,985
Collateralized debt obligations	—	—	—	165	4,423
Total fair value	$639,185	$628,571	$613,986	$726,547	$684,757
Total amortized cost	$628,584	$617,128	$617,122	$706,444	$696,855
Net unrealized gain	$10,601	$11,443	$(3,136)	$20,103	$(12,098)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,860	$3,525	$—	$—	$—
Residential mortgage-backed securities	33,494	12,776	—	—	—
Commercial mortgage-backed securities	7,921	—	—	—	—
Total amortized cost	$45,275	$16,301	$—	$—	$—

Total investment portfolio:
Amortized cost	$673,859	$633,429	$617,122	$706,444	$696,855
Carrying value	$684,460	$644,872	$613,986	$726,547	$684,757
Peoples has maintained the size of its investment portfolio over the last couple years due to the lack of meaningful loan growth. In 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase. For each security, management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.
The decrease in obligations of U.S. government sponsored agencies during 2012 was the result of a sale of an individual security that was recorded at $12.3 million at December 31, 2011. Since 2010, Peoples has also steadily invested in commercial mortgage-backed securities either backed by the U.S. government or by U.S. government agencies as an additional method of diversifying from residential mortgage-backed securities and pre-payment risk characteristics associated with that asset class. During that same period, Peoples has sold certain state and local subdivision (municipal) securities as a result of the potential for increased credit risk in that sector. However, during 2012, Peoples purchased additional municipal securities as an additional means of diversifying from mortgage-backed securities. Management evaluates these purchases from a credit, duration, and liquidity risk perspective. Management continues to monitor the municipal sector for signs of increased stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portion of Peoples' mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government. The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Residential	$37,267	$58,660	$113,559	$153,621	$192,133
Commercial	—	1,288	26,090	24,188	25,951
Total fair value	$37,267	$59,948	$139,649	$177,809	$218,084
Total amortized cost	$36,395	$59,148	$136,997	$177,370	$231,153
Net unrealized gain	$872	$800	$2,652	$439	$(13,069)

In the third quarter of 2011, Peoples sold residential mortgage-backed securities which were showing signs of increased stress, which caused the decline in this portion of the portfolio compared to 2010. Additionally, management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the decline experienced since 2010. At December 31, 2012, Peoples' non-agency mortgage-backed portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Gross portfolio loans:
Commercial real estate, construction	$34,265	$30,577	$27,595	$41,906	$92,032
Commercial real estate, other	378,073	410,352	425,528	466,148	438,163
Commercial real estate	412,338	440,929	453,123	508,054	530,195
Commercial and industrial	180,131	140,857	153,713	160,678	176,187
Residential real estate	233,841	219,619	219,833	240,949	259,196
Home equity lines of credit	51,053	47,790	48,525	49,593	48,057
Consumer	101,246	87,531	83,323	91,164	88,729
Deposit account overdrafts	6,563	1,780	2,201	1,620	1,668
Total portfolio loans	$985,172	$938,506	$960,718	$1,052,058	$1,104,032
Average total loans	967,166	950,951	1,029,903	1,093,057	1,113,247
Average allowance for loan losses	(21,473)	(27,259)	(29,597)	(25,081)	(17,428)
Average loans, net of average allowance	$945,693	$923,692	$1,000,306	$1,067,976	$1,095,819
Percent of loans to total loans:
Commercial real estate, construction	3.5%	3.3%	2.9%	4.0%	8.3%
Commercial real estate, other	38.4%	43.7%	44.2%	44.2%	39.6%
Commercial real estate	41.9%	47.0%	47.1%	48.2%	47.9%
Commercial and industrial	18.3%	15.0%	16.0%	15.3%	16.0%
Residential real estate	23.7%	23.4%	22.9%	22.9%	23.5%
Home equity lines of credit	5.2%	5.1%	5.1%	4.7%	4.4%
Consumer	10.3%	9.3%	8.7%	8.7%	8.0%
Deposit account overdrafts	0.6%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$330,721	$275,715	$250,691	$227,855	$181,506

Gross portfolio loans increased $46.7 million since December 31, 2011 due largely to the Sistersville acquisition which added $30.8 million, including $25.3 million in residential real estate loans and $4.3 million in non-mortgage consumer loans. Commercial real estate loan balances decreased due largely to $19.0 million in pay-offs during the year, of which $11.8 million was impaired. Commercial and industrial loan balances experienced steady growth during 2012 due to commercial lending opportunities within Peoples' primary market area.
The following table details the maturities of Peoples' commercial and construction loans at December 31, 2012:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate, construction:
Fixed	$—	$—	$2,604	$2,604
Variable	29,886	1,775	—	31,661
Total	$29,886	$1,775	$2,604	$34,265
Commercial real estate, other:
Fixed	$23,752	$42,476	$23,162	$89,390
Variable	213,930	67,742	7,011	288,683
Total	$237,682	$110,218	$30,173	$378,073
Commercial and industrial:
Fixed	$5,030	$41,091	$14,995	$61,116
Variable	118,275	740	—	119,015
Total	$123,305	$41,831	$14,995	$180,131

The increase in real estate loan balances due to the Sistersville acquisition was offset slightly due to refinancing activity. Peoples' real estate loan balances have declined steadily over the last several years due to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market. Peoples experienced significant refinancing activity in 2012 due to historically low long-term fixed rates available in the secondary market. This activity included existing residential real estate loans held in Peoples' loan portfolio being refinanced with the new loan being sold to the secondary market. Peoples predominately has retained servicing rights on sold loans. Peoples does not intend to sell any of the residential real estate loans acquired as part of the Sistersville acquisition.
Consumer loan balances, which consist mostly of loans to finance automobile purchases, have increased in 2012 due largely to Peoples placing greater emphasis on its consumer lending activity. In prior years, Peoples experienced steady growth in consumer loan balances, due mainly to the efforts in indirect lending. Peoples' indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. However, the Sistersville acquisition has created a more diversified portfolio with its large residential real estate portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2012:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$2,961	$3,026	$5,987	13.5%
Health care facilities	11,966	577	12,543	28.3%
Apartment complexes	6,557	4,698	11,255	25.4%
Restaurant facilities	3,928	—	3,928	8.9%
Mixed commercial use facilities - non-owner occupied	2,953	27	2,980	6.7%
Other	5,900	1,768	7,668	17.2%
Total commercial real estate, construction	$34,265	$10,096	$44,361	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$62,512	$25	$62,537	16.1%
Apartment complexes	49,271	3,079	52,350	13.4%
Office buildings and complexes:
Owner occupied	6,612	131	6,743	1.7%
Non-owner occupied	25,311	264	25,575	6.6%
Total office buildings and complexes	31,923	395	32,318	8.3%
Light industrial facilities:
Owner occupied	26,224	1,303	27,527	7.0%
Non-owner occupied	9,195	—	9,195	2.4%
Total light industrial facilities	35,419	1,303	36,722	9.4%
Retail facilities:
Owner occupied	11,213	240	11,453	3.0%
Non-owner occupied	19,636	332	19,968	5.1%
Total retail facilities	30,849	572	31,421	8.1%
Assisted living facilities and nursing homes	23,716	425	24,141	6.2%
Mixed commercial use facilities:
Owner occupied	8,961	228	9,189	2.4%
Non-owner occupied	18,687	19	18,706	4.8%
Total mixed commercial use facilities	27,648	247	27,895	7.2%
Day care facilities:
Owner occupied	7,987	—	7,987	2.1%
Non-owner occupied	8,749	—	8,749	2.2%
Total day care facilities	16,736	—	16,736	4.3%
Health care facilities:
Owner occupied	7,505	11	7,516	1.9%
Non-owner occupied	4,748	—	4,748	1.2%
Total health care facilities	12,253	11	12,264	3.1%
Restaurant facilities:
Owner occupied	9,962	41	10,003	2.6%
Non-owner occupied	1,669	—	1,669	0.4%
Total restaurant facilities	11,631	41	11,672	3.0%
Other	76,115	5,232	81,347	20.9%
Total commercial real estate, other	$378,073	$11,330	$389,403	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both December 31, 2012 and December 31, 2011.

Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its formal quarterly analysis of the loan portfolio described in the “Critical Accounting Policies” section of this discussion. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio. The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial real estate	$14,215	$18,947	$21,806	$22,125
Commercial and industrial	1,733	2,434	2,160	1,586
Total commercial	15,948	21,381	23,966	23,711	19,757
Residential real estate	801	1,119	1,400	1,619	1,414
Home equity lines of credit	479	541	431	528	526
Consumer	438	449	721	1,074	789
Deposit account overdrafts	145	227	248	325	445
Total allowance for loan losses	$17,811	$23,717	$26,766	$27,257	$22,931
As a percentage of total loans	1.81%	2.53%	2.79%	2.59%	2.08%
The addition of $30.8 million of loans added in the Sistersville acquisition caused a 6 basis point reduction in the allowance for loan losses as a percent of total loans ratio at December 31, 2012 due to more favorable loss rates on the acquired loans compared to the loss rates on the remaining loans in Peoples' portfolio.
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
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In 2012, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $52.3 million or 37% since year-end 2011, reflecting $38.3 million in principal paydowns. Peoples upgraded $11.2 million in loans during 2012 based upon the financial condition of the borrowers. Net charge-offs were below Peoples' long-term historical rate for 2012. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans. However, Peoples remained cautious with the reduction in the allowance for loan losses as the loss rates experienced in 2012 may not be reflective of inherent losses in the portfolio.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses, January 1	$23,717	$26,766	$27,257	$22,931	$15,718
Gross charge-offs:
Commercial real estate, construction	—	—	68	—	—
Commercial real estate, other	5,146	11,249	25,568	18,802	16,138
Commercial real estate	5,146	11,249	25,636	18,802	16,138
Commercial and industrial	34	1,033	1,281	817	1,923
Residential real estate	1,091	1,593	1,129	1,544	1,524
Home equity lines of credit	94	366	131	82	145
Consumer	572	939	1,074	1,381	941
Deposit account overdrafts	574	664	929	1,294	1,298
Total gross charge-offs	7,511	15,844	30,180	23,920	21,969
Recoveries:
Commercial real estate, construction	—	—	—	—	156
Commercial real estate, other	4,399	2,469	1,322	1,162	278
Commercial real estate	4,399	2,469	1,322	1,162	434
Commercial and industrial	358	729	220	91	239
Residential real estate	773	636	225	257	121
Home equity lines of credit	32	51	34	55	27
Consumer	561	687	671	584	388
Deposit account overdrafts	198	225	301	376	333
Total recoveries	6,321	4,797	2,773	2,525	1,542
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	68	—	(156)
Commercial real estate, other	747	8,780	24,246	17,640	15,860
Commercial real estate	747	8,780	24,314	17,640	15,704
Commercial and industrial	(324)	304	1,061	726	1,684
Residential real estate	318	957	904	1,287	1,403
Home equity lines of credit	62	315	97	27	118
Consumer	11	252	403	797	553
Deposit account overdrafts	376	439	628	918	965
Total net charge-offs	$1,190	$11,047	$27,407	$21,395	$20,427
(Recoveries of) provision for loan losses, December 31	(4,716)	7,998	26,916	25,721	27,640
Allowance for loan losses, December 31	$17,811	$23,717	$26,766	$27,257	$22,931
Ratio of net charge-offs to average loans (annualized):
Commercial real estate, construction	—%	—%	0.01%	—%	(0.01)%
Commercial real estate, other	0.08%	0.92%	2.35%	1.61%	1.42%
Commercial real estate	0.08%	0.92%	2.36%	1.61%	1.41%
Commercial and industrial	(0.03)%	0.03%	0.10%	0.07%	0.15%
Residential real estate	0.03%	0.10%	0.09%	0.12%	0.13%
Home equity lines of credit	—%	0.03%	0.01%	—%	0.01%
Consumer	—%	0.03%	0.04%	0.07%	0.04%
Deposit account overdrafts	0.04%	0.05%	0.06%	0.09%	0.09%
Total	0.12%	1.16%	2.66%	1.96%	1.83%

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$164	$—
Commercial and industrial	181	—	—	—	—
Residential real estate	—	—	27	238	—
Consumer	4	—	—	9	—
Total	185	—	27	411	—
Nonaccrual loans:
Commercial real estate	7,259	20,587	34,392	25,852	36,768
Commercial and industrial	627	2,262	1,714	2,884	1,734
Residential real estate	2,786	3,440	3,197	4,687	2,271
Home equity	24	349	554	546	543
Consumer	20	—	—	3	4
Total	10,716	26,638	39,857	33,972	41,320
Troubled debt restructurings:
Commercial real estate	2,572	2,959	—	—	—
Residential real estate	350	425	593	—	—
Total	2,922	3,384	593	—	—
Total nonperforming loans (NPLs)	13,823	30,022	40,477	34,383	41,320
Other real estate owned (OREO)
Commercial	815	2,194	4,280	6,087	378
Residential	21	—	215	226	147
Total	836	2,194	4,495	6,313	525
Total nonperforming assets (NPAs)	$14,659	$32,216	$44,972	$40,696	$41,845
NPLs as a percent of total loans	1.39%	3.19%	4.19%	3.27%	3.74%
NPAs as a percent of total assets	0.76%	1.80%	2.45%	2.03%	2.09%
NPAs as a percent of gross loans and OREO	1.48%	3.41%	4.64%	3.85%	3.79%
Allowance for loan losses as a percent of NPLs	128.86%	79.00%	66.10%	79.30%	55.50%
The decrease in nonperforming assets during 2012 was due mostly to loans being paid-off. During 2012, nonaccrual commercial real estate loans with aggregate balances of $11.8 million at year-end 2011 were paid off, $2.0 million of which was classified as troubled debt restructurings at year-end 2011.
The majority of Peoples' nonaccrual commercial real estate loans continues to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, usually no less frequently than annually. Management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $0.5 million for 2012, $1.0 million for 2011 and $2.6 million for 2010. No portion of the amounts was recorded during 2012, 2011 or 2010, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2012, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Interest-bearing deposits:
Retail certificates of deposit	$392,313	$411,247	$430,886	$480,512	$518,401
Money market deposit accounts	288,404	264,873	284,382	260,842	211,425
Governmental deposit accounts	130,630	126,453	127,719	114,489	107,787
Savings accounts	183,499	138,383	119,572	147,745	105,932
Interest-bearing demand accounts	124,787	106,233	96,507	91,878	90,873
Total retail interest-bearing deposits	1,119,633	1,047,189	1,059,066	1,095,466	1,034,418
Brokered certificates of deposits	55,599	64,054	87,465	102,420	151,910
Total interest-bearing deposits	1,175,232	1,111,243	1,146,531	1,197,886	1,186,328
Non-interest-bearing deposits	317,071	239,837	215,069	198,000	180,040
Total deposits	$1,492,303	$1,351,080	$1,361,600	$1,395,886	$1,366,368
The Sistersville acquisition added $38.5 million of interest-bearing deposits, divided almost equally among certificates of deposits (“CDs”), money market and savings accounts, and $0.9 million of non-interest-bearing deposits.
Also during 2012, Peoples maintained its recent deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions accounted for much of the changes in deposit balances in 2012.
Non-interest-bearing deposits continued to grow in 2012, due largely to higher commercial deposit balances. The increased balances reflect Peoples' increased focus on obtaining the deposit relationships of its commercial clients. Since year-end 2011, non-interest-bearing commercial deposit balances have increased $53.1 million.
Peoples' governmental deposit accounts represent savings and interest-bearing transaction accounts from state and local governmental entities. These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  Peoples normally experiences an increase in balances annually during the first quarter corresponding with tax collections, with declines normally in the second half of each year corresponding with expenditures by the governmental entities. While these balances have increased since 2008, Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, which is required in the case of governmental deposit accounts.
The maturities of CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2012	2011	2010	2009	2008
3 months or less	$55,579	$71,193	$36,719	$60,882	$66,757
Over 3 to 6 months	18,592	9,554	18,767	25,637	50,545
Over 6 to 12 months	26,749	16,362	54,833	35,412	54,610
Over 12 months	83,638	97,600	91,682	93,002	63,345
Total	$184,558	$194,709	$202,001	$214,933	$235,257

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Short-term borrowings:
FHLB advances	$15,000	$8,500	$—	$25,000	$30,000
Retail repurchase agreements	32,769	43,143	51,509	51,921	54,452
Other short-term borrowings	—	—	—	—	14,400
Total short-term borrowings	47,769	51,643	51,509	76,921	98,852
Long-term borrowings:
FHLB advances	64,904	77,312	92,703	101,113	148,297
National market repurchase agreements	40,000	65,000	65,000	145,000	160,000
Other long-term borrowings	23,919	—	—	—	—
Total long-term borrowings	128,823	142,312	157,703	246,113	308,297
Subordinated debentures held by subsidiary trust	—	22,600	22,565	22,530	22,495
Total borrowed funds	$176,592	$216,555	$231,777	$345,564	$429,644
The reduction in the long-term borrowings since year-end 2011 was due to Peoples prepaying a $10 million FHLB advance and $25 million of national market repurchase agreements during the first quarter of 2012. Total borrowings in 2012 were impacted by the Trust Preferred Redemption. Peoples expects to continue using funds generated from other sources, such as retail deposit growth, to repay maturing long-term borrowings and to minimize the need for overnight borrowings.
Additional information regarding Peoples' borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2012, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared. Regulatory capital ratios, with the exception of Tier 1 common, experienced modest reductions due to the Sistersville acquisition and the Trust Preferred Redemption.
At December 31, 2012, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to work through the remaining asset quality issues plus provide capacity to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Capital Amounts:
Tier 1 common	$160,604	$142,521	$133,197	$131,747	$133,760
Tier 1	160,604	165,121	194,407	192,822	156,254
Total (Tier 1 and Tier 2)	176,224	180,053	209,738	209,144	173,470
Net risk-weighted assets	$1,141,938	$1,111,443	$1,149,587	$1,244,707	$1,315,657
Capital Ratios:
Tier 1 common	14.06%	12.82%	11.59%	10.58%	10.17%
Tier 1	14.06%	14.86%	16.91%	15.49%	11.88%
Total (Tier 1 and Tier 2)	15.43%	16.20%	18.24%	16.80%	13.19%
Leverage ratio	8.83%	9.45%	10.63%	10.06%	8.18%

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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Tangible Equity:
Total stockholders' equity, as reported	$221,728	$206,657	$230,681	$243,968	$186,626
Less: goodwill and other intangible assets	68,525	64,475	64,870	65,599	66,406
Tangible equity	$153,203	$142,182	$165,811	$178,369	$120,220

Tangible Common Equity:
Tangible equity	$153,203	$142,182	$165,811	$178,369	$120,220
Less: preferred stockholders' equity	—	—	38,645	38,543	—
Tangible common equity	$153,203	$142,182	$127,166	$139,826	$120,220

Tangible Assets:
Total assets, as reported	$1,918,050	$1,794,161	$1,837,985	$2,001,827	$2,002,338
Less: goodwill and other intangible assets	68,525	64,475	64,870	65,599	66,406
Tangible assets	$1,849,525	$1,729,686	$1,773,115	$1,936,228	$1,935,932

Tangible Book Value per Share:
Tangible common equity	$153,203	$142,182	$127,166	$139,826	$120,220
Common shares outstanding	10,547,960	10,507,124	10,457,327	10,374,637	10,333,884

Tangible book value per share	$14.52	$13.53	$12.16	$13.48	$11.63

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$153,203	$142,182	$165,811	$178,369	$120,220
Tangible assets	$1,849,525	$1,729,686	$1,773,115	$1,936,228	$1,935,932

Tangible equity to tangible assets	8.28%	8.22%	9.35%	9.21%	6.21%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$153,203	$142,182	$127,166	$139,826	$120,220
Tangible assets	$1,849,525	$1,729,686	$1,773,115	$1,936,228	$1,935,932

Tangible common equity to tangible assets	8.28%	8.22%	7.17%	7.22%	6.21%

Future Outlook
In 2012, the banking industry continued to face a challenging environment: interest rates remained at historically low levels; national economic conditions were relatively unfavorable and regulatory burdens increased as a result of the ongoing implementation of the Dodd-Frank Act. Despite these challenges, Peoples achieved success in several major areas during 2012. These included stronger earnings due to a return to positive operating leverage, modest loan growth, continued restoration of asset quality and increased shareholder value. Also in 2012, Peoples made several strategic investments for future growth of the company. These investments included expanding Peoples' consumer lending activities, completing acquisitions in all three lines of business, and rolling out a new brand and refreshed image.
Management expects some conditions within the banking industry to remain difficult in 2013. The Federal Reserve appears committed to holding interest rates at their current low levels, while unemployment remains elevated and inflation low. Additionally, the pace at which new regulatory requirements will be implemented is not likely to slow down. In terms of the economy, national economic conditions could remain unfavorable. However, oil and natural gas exploration within the Marcellus and Utica shale formations is causing increased economic activity within Peoples' primary market area. Specifically, many rural customers are gaining considerable wealth from the sales/leasing of mineral rights on their land. Hotels, restaurants and other local businesses also are benefiting from the influx of workers. These conditions are causing the unemployment rates in Ohio and West Virginia to remain lower than the national average.
A major accomplishment for 2012 was Peoples' ability to generate positive operating leverage – growing total revenue faster than total non-interest expenses – and ending a three-year negative trend. Management is committed to generating positive operating leverage each year. In 2013, management is expecting total revenue growth of 4 to 6%, driven largely by stronger non-interest income generation. At the same time, total non-interest expenses will be higher in 2013 due to the ongoing strategic investments. As a result, Peoples' efficiency ratio is expected to be in the range of 68% to 70% during 2013, absent any new acquisition-related costs. Management remains committed to disciplined expense management and controlling non-interest expenses.
In 2013, Peoples' non-interest income will benefit from a full-year's impact of recent acquisitions. Management also anticipates better revenue synergies due to Peoples' rebranding initiative and the economic activity being generated from the shale drilling within Peoples' footprint. In contrast, first quarter non-interest income is expected to be impacted by lower annual performance-based insurance income. While difficult to predict, management believes this income could be up to 50% lower than the amount earned in 2012. The reduction could occur due to higher insurance loss experienced in 2012 as a result of claims activity related to a major storm that hit the region in late June 2012. Mortgage banking income also could be lower in 2013 should there be a slowdown in refinancing activity. Overall, management anticipates non-interest income growth in 2013 similar to, if not better than, the rate of increase experienced in 2012.
Peoples' revenue stream is more diversified than most community banks comparable in size to Peoples. Still, net interest income remains a major source of revenue for Peoples. As a result, Peoples' ability to grow revenue in 2013 will be impacted by the amount of net interest income generated. The current outlook is for the Federal Reserve to allow interest rates to remain at their historically low levels throughout all of 2013. Should this occur, management would expect both net interest income and margin to face downward pressure from lower reinvestment rates within the loan and investment portfolios. Some of this impact could be offset by the impact of the Trust Preferred Redemption. This transaction is expected to lower Peoples' overall cost of funds by approximately 6 basis points in 2013. Management does not anticipate taking any additional actions in 2013 to restructure the liability side of Peoples' balance sheet. Rather, Peoples expects to maintain its recent funding strategy of adjusting its deposit mix away from higher-cost CDs to low-cost checking and savings balances.
Management would expect both net interest income and margin to benefit from any meaningful increase in market interest rates based upon the current interest rate risk profile. However, it remains inherently difficult to predict and manage the future trend of Peoples' net interest income and margin due to the uncertainty surrounding the timing and magnitude of future interest rate changes, as well as the impact of competition for loans and deposits.
Given the current interest rate outlook, Peoples is committed to achieving meaningful loan growth as a means of growing net interest income and expanding net interest margin in 2013. Management believes gross loan balances could increase by 8% to 10% in 2013, with more than half coming from growth in consumer loans. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities, including small business lending, and developing new niches, such as health care and oil and gas lending. As a result, commercial and industrial loan balances are expected to increase 5% to 7% in 2013, while commercial real estate loan balances could increase by 2% to 4%.
Peoples also remains committed to making consumer loans a larger portion of the loan portfolio. In early 2012, Peoples bolstered its consumer lending activities by adding an experienced consumer lender to the management team. Since that time, management has been working diligently to improve Peoples' processes and develop the structure to support further expansion of consumer lending. Already in 2013, Peoples has added a sales position within its indirect consumer lending area to generate greater activity from automobile dealerships operating in Peoples' market area.
In 2012, Peoples' earnings benefited from the release of reserves due to the sustained improvement in asset quality and significantly higher recoveries than prior years. As Peoples works to grow loans in 2013, management will maintain its focus on improving Peoples' asset quality by balancing loan growth with prudent risk management and sound underwriting standards. Overall, Peoples' goal is to return all of its credit metrics to their long-term historical levels, which management believes could occur during 2013. While management will continue to pursue collection of prior charge-offs, it is unlikely Peoples will sustain the level of recoveries experienced during 2012 in 2013 and future years. As a result, management anticipates Peoples' net charge-off rate for 2013 to be more in line with its long-term historical range of 0.20% to 0.50% of average loans. In light of these factors and the planned loan growth, management intends to remain prudent with the level of Peoples' allowance for loan losses. Consequently, the amount of any recovery of, or provision for, loan losses will be based upon management's quarterly assessment of the losses inherent in the loan portfolio.
Peoples' total non-interest expense is expected to increase slightly in 2013. Much of the additional costs will be due to a full year's impact of the acquisitions completed in 2012. Peoples also will incur some costs associated with the $5 million branch refresh project announced during the fourth quarter. This project will involve floor-to-ceiling renovations intended to bring a consistent look to all of Peoples' offices and improve the use of existing office space. Additionally, the project will create a more engaging and attractive environment for clients and employees. At the end of this project, every aspect of the company will have undergone a transformation to Peoples' new brand. Even with these additional expenses, management expects Peoples' total non-interest expenses to be approximately $16.6 million per quarter during 2013, without any new acquisition-related costs.
Peoples' investment securities portfolio could remain a significant portion of the earning asset base in 2013. To the extent planned loan growth occurs, management may reduce the size of the investment portfolio. Most of the reduction would occur as a result of normal monthly cash flows generated by the portfolio, given the significant investment in mortgage-backed securities, which would be used to fund new loan production. Management also could adjust the size or composition of the portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
Peoples also continues to explore market expansion opportunities in or near its current market areas. Management's primary focus will be on increasing market share within existing markets, while taking advantage of potential growth opportunities within its insurance and wealth management lines of business. Management believes Peoples' capital position remains strong enough to support an active mergers and acquisitions strategy and expansion of Peoples' core financial service businesses of banking, insurance and wealth management. Consequently, management will continue to explore the acquisition of companies engaged in these activities, emphasizing opportunities to complement Peoples' core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, Peoples remains committed to preserving its diversified revenue stream where nearly 40% of total revenue is derived from Peoples' fee-based businesses. Further, such transactions must be accretive in their second year in order to satisfy Peoples' goal of improving shareholder return.
The operating environment for banks in 2013 is expected to remain challenging. Peoples' strategic objectives include a return to being a steady, dependable performer for its shareholders and taking advantage of market expansion opportunities. As such, management is committed to generating results in the top quartile of industry performance and providing returns for Peoples' shareholders superior to those of its peers, regardless of operating conditions. These goals will require Peoples to maintain a continual focus on four key areas: revenue growth; expense management; asset quality and capital strength. Management is committed to overcoming any challenges Peoples will face in 2013 and building upon the earnings momentum of 2012. Success will be achieved through disciplined execution of strategies and partnership with Peoples' clients and communities.
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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can affect Peoples' exposure to IRR and increase interest costs or reduce revenue streams.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
300	$9,688	19.6%	$7,061	13.9%	$(20,348)	(8.5)%	$(8,855)	(4.1)%
200	8,627	17.5%	6,250	12.3%	(3,888)	(1.6)%	2,036	0.9%
100	6,311	12.8%	4,548	9.0%	7,344	3.1%	7,728	3.6%
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
At December 31, 2012, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. During 2012, Peoples became more sensitive to rising interest rates due to several factors. The largest factors impacting Peoples' interest rate sensitivity were the contractual conversion of certain commercial loans from fixed-rate to variable-rate loans, and increased sensitivity to rising interest rates in the investment portfolio. Additionally, actions taken on the liability side of the balance sheet, which included retail deposit pricing strategies, the extinguishment of longer wholesale borrowings and Peoples’ Trust Preferred Redemption, also impacted Peoples' interest rate sensitivity position. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheet, interest rates typically move in a non-parallel manner. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash, including cash on deposit at the Federal Reserve Bank and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets, also expressed as a percentage of loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2012, Peoples had a ratio of 1.56 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2012, Peoples had a ratio of 6.31 times, which was within policy limits.
Disruptions in the sources and uses of cash can occur which can drastically alter the actual cash flows and negatively impact Peoples' ability to access internal and external sources of cash. Such disruptions might occur due to increased withdrawals of deposits, increased funding required for funding loan commitments, a decrease in the ability to access external funding sources and other forces that would increase the need for funding and limit Peoples' ability to access needed funds. As a result, Peoples maintains a liquidity contingency funding plan ("LCFP") that considers various degrees of disruptions and develops action plans around these scenarios.
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing certificates of deposit and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB and the Federal Reserve Bank. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to the bank's business operations. The LCFP contains various indicators, termed key risk indicators (or "KRI's") that are monitored on monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, classified and watch list loan levels, non-performing loans to loans and to total assets, the loan to deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under base, mild, moderate and severe scenarios.
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

The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	15
Operating lease obligations	5
Long-term debt obligations	9
Contingent consideration related to acquisitions	18
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2012:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$128,823	$6,996	$12,748	$11,927	$97,152
Operating leases	3,419	764	827	603	1,225
Time deposits	447,912	232,631	126,244	76,039	12,998
Contingent consideration related to acquisitions (2)	706	365	256	85	—
Total	$580,860	$240,756	$140,075	$88,654	$111,375

(1) Amounts reflect solely the minimum required principal payments.
(2) Amounts assume required revenue metrics are achieved.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 60 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 61 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2012, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2012, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.
Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an attestation report on Peoples' internal control over financial reporting.

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
We have audited Peoples Bancorp Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Peoples Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of Peoples Bancorp Inc. and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 28, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Peoples Bancorp Inc.'s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 28, 2013

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$47,256	$32,346
Interest-bearing deposits in other banks	15,286	6,604
Total cash and cash equivalents	62,542	38,950
Available-for-sale investment securities, at fair value (amortized cost of $628,584 at December 31, 2012 and $617,128 at December 31, 2011)	639,185	628,571
Held-to-maturity investment securities, at amortized cost (fair value of $47,124 at December 31, 2012 and $16,705 at December 31, 2011)	45,275	16,301
Other investment securities, at cost	24,625	24,356
Total investment securities	709,085	669,228
Loans, net of deferred fees and costs	985,172	938,506
Allowance for loan losses	(17,811)	(23,717)
Net loans	967,361	914,789
Loans held for sale	6,546	3,271
Bank premises and equipment, net	27,013	23,905
Bank owned life insurance	51,229	49,384
Goodwill	64,881	62,520
Other intangible assets	3,644	1,955
Other assets	25,749	30,159
Total assets	$1,918,050	$1,794,161
Liabilities
Deposits:
Non-interest-bearing	$317,071	$239,837
Interest-bearing	1,175,232	1,111,243
Total deposits	1,492,303	1,351,080
Short-term borrowings	47,769	51,643
Long-term borrowings	128,823	142,312
Junior subordinated debentures held by subsidiary trust	—	22,600
Accrued expenses and other liabilities	27,427	19,869
Total liabilities	1,696,322	1,587,504
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,155,648 shares issued at December 31, 2012 and 11,122,247 shares issued at December 31, 2011, including shares in treasury	167,039	166,969
Retained earnings	69,158	53,580
Accumulated other comprehensive income, net of deferred income taxes	654	1,412
Treasury stock, at cost, 607,688 shares at December 31, 2012 and 615,123 shares at December 31, 2011	(15,123)	(15,304)
Total stockholders’ equity	221,728	206,657
Total liabilities and stockholders’ equity	$1,918,050	$1,794,161

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2012	2011	2010
Interest Income:
Interest and fees on loans	$48,238	$49,410	$57,332
Interest and dividends on taxable investment securities	19,778	24,149	29,558
Interest on tax-exempt investment securities	1,434	1,550	2,354
Other interest income	20	24	91
Total interest income	69,470	75,133	89,335
Interest Expense:
Interest on deposits	9,059	13,930	19,122
Interest on short-term borrowings	74	103	262
Interest on long-term borrowings	3,949	5,142	8,063
Interest on junior subordinated debentures held by subsidiary trust	1,913	1,979	1,986
Total interest expense	14,995	21,154	29,433
Net interest income	54,475	53,979	59,902
(Recovery of) provision for loan losses	(4,716)	7,998	26,916
Net interest income after (recovery of) provision for loan losses	59,191	45,981	32,986
Gross impairment losses on investment securities	—	—	(1,620)
Less: Non-credit losses included in other comprehensive income	—	—	166
Net impairment losses on investment securities	—	—	(1,786)
Other Income:
Insurance income	9,844	9,265	8,846
Deposit account service charges	8,965	9,765	9,581
Trust and investment income	6,129	5,548	5,348
Electronic banking income	5,955	5,142	4,686
Mortgage banking income	2,877	1,687	1,566
Net gain on investment securities	3,548	473	6,852
Net loss on asset disposals and other transactions	(4,326)	(916)	(6,891)
Other non-interest income	1,201	1,537	1,607
Total other income	34,193	32,501	31,595
Other Expenses:
Salaries and employee benefit costs	33,426	33,626	29,222
Net occupancy and equipment	6,094	5,885	5,781
Professional fees	4,370	3,531	3,108
Electronic banking expense	3,342	2,692	2,453
Marketing expense	2,682	1,765	1,023
Data processing and software	1,979	1,893	2,032
Franchise tax	1,486	1,505	1,576
Communication expense	1,285	1,223	1,188
Foreclosed real estate and other loan expenses	1,001	1,213	1,675
FDIC insurance	1,002	1,867	2,470
Amortization of other intangible assets	509	586	918
Other non-interest expense	6,298	5,545	5,596
Total other expenses	63,474	61,331	57,042
Income before income taxes	29,910	17,151	5,753
Income tax expense	9,525	4,596	172
Net income	$20,385	$12,555	$5,581
Preferred dividends	—	1,343	2,052
Net income available to common shareholders	$20,385	$11,212	$3,529
Earnings per common share - basic	$1.92	$1.07	$0.34
Earnings per common share - diluted	$1.92	$1.07	$0.34
Weighted-average number of common shares outstanding - basic	10,527,885	10,482,318	10,424,474
Weighted-average number of common shares outstanding - diluted	10,528,286	10,482,318	10,431,990
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2012	2011	2010
Net income	$20,385	$12,555	$5,581
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	2,706	15,053	(18,174)
Related tax (expense) benefit	(947)	(5,269)	6,361
Less: reclassification adjustment for net gain included in net income	3,548	473	5,066
Related tax expense	(1,242)	(166)	(1,773)
Net effect on other comprehensive (loss) income	(547)	9,477	(15,106)
Defined benefit plans:
Net (loss) gain arising during the period	(1,320)	(6,448)	1,640
Related tax benefit (expense)	462	2,257	(574)
Amortization of unrecognized loss and service cost on benefit plans	161	76	132
Related tax expense	(57)	(27)	(47)
Recognition of loss due to settlement and curtailment	835	815	23
Related tax expense	(292)	(285)	(8)
Net effect on other comprehensive (loss) income	(211)	(3,612)	1,166
Total other comprehensive (loss) income, net of tax	(758)	5,865	(13,940)
Total comprehensive income (loss)	$19,627	$18,420	$(8,359)

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			5,581			5,581
Other comprehensive loss, net of tax				(13,940)		(13,940)
Reissuance of treasury stock for common stock option exercises		(428)			855	427
Accrued dividends on preferred shares			(1,950)			(1,950)
Amortization of discount on preferred stock	102		(102)			—
Common stock cash dividends declared			(4,211)			(4,211)
Tax benefit from exercise of stock options		4				4
Reissuance of treasury stock for deferred compensation plan					488	488
Purchase of treasury stock					(181)	(181)
Common shares issued under dividend reinvestment plan		403				403
Stock-based compensation expense		92				92
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			12,555			12,555
Other comprehensive income, net of tax				5,865		5,865
Accrued dividends on preferred shares			(988)			(988)
Amortization of discount on preferred stock	355		(355)			—
Common stock cash dividends declared			(3,179)			(3,179)
Tax benefit from exercise of stock options		1				1
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(187)	(187)
Common shares issued under dividend reinvestment plan		318				318
Common shares issued under Board of Directors' compensation plan		42			63	105
Stock-based compensation expense		310				310
Repurchase of preferred stock	(39,000)					(39,000)
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income			20,385			20,385
Other comprehensive loss, net of tax				(758)		(758)
Repurchase of common stock warrant		(1,201)				(1,201)
Common stock cash dividends declared			(4,807)			(4,807)
Tax benefit from exercise of stock options		16				16
Reissuance of treasury stock for deferred compensation plan					163	163
Purchase of treasury stock					(156)	(156)
Common shares issued under dividend reinvestment plan		357				357
Common shares issued under Board of Directors' compensation plan		(44)			174	130
Stock-based compensation expense		942				942
Balance, December 31, 2012	$—	$167,039	$69,158	$654	$(15,123)	$221,728

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2012	2011	2010
Operating activities:
Net income	$20,385	$12,555	$5,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	18,765	17,194	15,797
(Recovery of) provision for loan losses	(4,716)	7,998	26,916
Bank owned life insurance income	(40)	(351)	(608)
Net gain on investment securities	(3,548)	(473)	(5,066)
Loss on debt extinguishment	4,144	—	—
Loans originated for sale	(132,714)	(72,132)	(66,408)
Proceeds from sales of loans	131,040	73,507	65,212
Net gains on sales of loans	(2,746)	(1,432)	(1,357)
Deferred income tax expense (benefit)	4,521	462	(1,814)
Increase (decrease) in accrued expenses	2,345	1,472	(155)
Decrease in interest receivable	462	290	1,193
Other, net	3,356	4,294	5,826
Net cash provided by operating activities	$41,254	$43,384	$45,117
Investing activities:
Available-for-sale investment securities:
Purchases	(271,520)	(198,556)	(269,396)
Proceeds from sales	113,756	59,868	150,844
Proceeds from principal payments, calls and prepayments	140,470	126,587	202,671
Held-to-maturity investment securities:
Purchases	(40,352)	(13,341)	(2,000)
Proceeds from principal payments	11,188	—	—
Net (increase) decrease in loans	(16,884)	11,430	61,069
Net expenditures for premises and equipment	(4,530)	(1,290)	(1,979)
Proceeds from sales of other real estate owned	1,813	2,158	499
Proceeds from bank owned life insurance	—	4,499	—
Business acquisitions, net of cash received	(3,321)	—	—
Investment in limited partnership and tax credit funds	(187)	(234)	(249)
Net cash (used in) provided by investing activities	(69,567)	(8,879)	141,459
Financing activities:
Net increase in non-interest-bearing deposits	63,437	24,768	17,069
Net increase (decrease) in interest-bearing deposits	38,319	(35,379)	(51,450)
Net (decrease) increase in short-term borrowings	(3,874)	134	(25,412)
Proceeds from long-term borrowings	24,000	—	5,000
Payments on long-term borrowings	(40,517)	(15,391)	(93,410)
Redemption of junior subordinated debentures	(23,668)	—	—
Repurchase of preferred shares and common stock warrant	(1,201)	(39,000)	—
Preferred stock dividends	—	(1,232)	(1,950)
Cash dividends paid on common shares	(4,457)	(3,922)	(3,822)
Purchase of treasury stock	(156)	(187)	(181)
Proceeds from issuance of common shares	6	10	447
Excess tax benefit from share-based payments	16	—	4
Net cash provided by (used in) financing activities	51,905	(70,199)	(153,705)
Net increase (decrease) in cash and cash equivalents	23,592	(35,694)	32,871
Cash and cash equivalents at beginning of period	38,950	74,644	41,773
Cash and cash equivalents at end of period	$62,542	$38,950	$74,644
Supplemental cash flow information:
Interest paid	$15,570	$21,386	$30,109
Income taxes paid	$5,563	$1,574	$385

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 47 financial service locations and 44 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.
Note 1.   Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to generally accepted accounting principles in the United States of America (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.
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
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples previously formed a statutory business trust described in Note 10 that was a variable interest entity for which Peoples was not the primary beneficiary. As a result, the accounts of this trust were not included in Peoples' Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, Federal Funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks were $3.0 million and $2.0 million in funds at December 31, 2012 and 2011, respectively, which were being used as collateral and not available for withdrawal.
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
Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist solely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”), the Federal Reserve Bank of Cleveland (the "FRB") and a capital investment in West Virginia Bankers Insurance.
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security.

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
Fair Value Measurements: The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
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
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan costs were $1.5 million and $1.1 million at December 31, 2012 and 2011, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balances in excess of $500,000. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net reported value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
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
The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends. Peoples' homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans and other consumer loans. Management's evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly analysis of the portfolio. While portions of the allowance for loan losses may be allocated to specific loans; the entire allowance for loan losses is available for any loan charged off by management.
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
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the adequacy of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Peoples strives to review, at least annually, all loan relationships with aggregate outstanding debt to Peoples of $500,000 or more, with adversely classified loans generally reviewed on a quarterly basis.
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
Troubled Debt Restructuring: The restructuring of a loan is considered a troubled debt restructuring ("TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan. All TDRs are considered impaired loans and are evaluated individually to determine if a write-down is required and if they should be on accrual or nonaccrual status.
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
Bank Owned Life Insurance: Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policies. Income from these policies and changes in the cash surrender value are recorded in other income.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $0.8 million and $1.4 million at December 31, 2012 and 2011, respectively.
Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property. Peoples had OREO totaling $0.8 million at December 31, 2012, and $2.2 million at December 31, 2011.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2012, based upon the estimated fair value of Peoples' single reporting unit.

Peoples' other intangible assets consist of customer relationship intangible assets representing the present value of future net income to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Mortgage Servicing Rights: Mortgage servicing rights (“MSRs”) represent the right to service loans sold to third party investors. MSRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets. MSRs are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
Peoples initially records MSRs at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
Preferred Stock and Common Stock Warrant: As more fully described in Note 11, Peoples issued preferred stock and a common stock warrant, redeemed in 2011 and 2012, respectively, that were classified in stockholders' equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values. Discounts on the increasing rate preferred stock were amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance was computed as the present value of the difference between dividends that would be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period was the amount which, together with the stated dividend in the period, resulted in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
Common stock warrants were evaluated for liability or equity treatment. The common stock warrant outstanding was carried in stockholders' equity until repurchased based on the view of both the SEC and Financial Accounting Standards Board (the “FASB”) that they would not object to classification of such warrants as permanent equity. This view is consistent with the objective of the Capital Purchase Program that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the common stock warrant used in allocating total proceeds received was determined based on a binomial model.
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
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2012 and 2011.
Advertising Costs: Advertising costs are generally expensed as incurred.
Earnings per Share: Basic and diluted earnings per common share (“EPS”) are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. The two class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.
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

Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at December 31, 2012:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$26	$—
U.S. government sponsored agencies	516	—	516	—
States and political subdivisions	45,668	681	44,987	—
Residential mortgage-backed securities	514,096	—	514,096	—
Commercial mortgage-backed securities	64,416	—	64,416	—
Bank-issued trust preferred securities	10,357	—	10,357	—
Equity securities	4,106	3,971	135	—
Total available-for-sale securities	$639,185	$4,652	$634,533	$—
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$32	$—
U.S. government sponsored agencies	13,037	—	13,037	—
States and political subdivisions	35,745	—	35,745	—
Residential mortgage-backed securities	527,003	—	527,003	—
Commercial mortgage-backed securities	37,289	—	37,289	—
Bank-issued trust preferred securities	12,211	—	12,211	—
Equity securities	3,254	3,126	128	—
Total available-for-sale securities	$628,571	$3,126	$625,445	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At December 31, 2012, impaired loans with an aggregate outstanding principal balance of $11.2 million were measured and reported at a fair value of $6.7 million.  For the year ended December 31, 2012, Peoples recognized losses of $4.5 million on impaired loans through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2012		2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$62,542	$62,542	$38,950	$38,950
Investment securities	709,085	710,934	669,228	669,632
Loans	973,907	897,132	918,060	828,477
Financial liabilities:
Deposits	$1,492,303	$1,503,098	$1,351,080	$1,363,742
Short-term borrowings	47,769	47,769	51,643	51,643
Long-term borrowings	128,823	141,691	142,312	157,553
Junior subordinated debentures held by subsidiary trust	—	—	22,600	23,760
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
Junior Subordinated Debentures Held by Subsidiary Trust: The fair value of the junior subordinated debentures held by subsidiary trust was estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$—	$26
U.S. government sponsored agencies	486	30	—	516
States and political subdivisions	42,458	3,292	(82)	45,668
Residential mortgage-backed securities	511,305	12,558	(9,767)	514,096
Commercial mortgage-backed securities	62,129	2,330	(43)	64,416
Bank-issued trust preferred securities	10,966	73	(682)	10,357
Equity securities	1,214	2,977	(85)	4,106
Total available-for-sale securities	$628,584	$21,260	$(10,659)	$639,185
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$32	$—	$—	$32
U.S. government sponsored agencies	12,291	746	—	13,037
States and political subdivisions	32,763	2,982	—	35,745
Residential mortgage-backed securities	521,231	15,607	(9,835)	527,003
Commercial mortgage-backed securities	35,712	1,577	—	37,289
Bank-issued trust preferred securities	13,886	12	(1,687)	12,211
Equity securities	1,213	2,134	(93)	3,254
Total available-for-sale securities	$617,128	$23,058	$(11,615)	$628,571
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both December 31, 2012 and December 31, 2011.  At December 31, 2012, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2012	2011	2010
Gross gains realized	$4,306	$1,110	$8,306
Gross losses realized	758	637	1,454
Net gain realized	$3,548	$473	$6,852
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	4,558	82	8	—	—	—	4,558	82
Residential mortgage-backed securities	135,250	2,326	28	89,958	7,441	20	225,208	9,767
Commercial mortgage-backed securities	7,681	43	2	—	—	—	7,681	43
Bank-issued trust preferred securities	2,376	18	2	5,434	664	5	7,810	682
Equity securities	—	—	—	91	85	1	91	85
Total	$149,865	$2,469	40	$95,483	$8,190	26	$245,348	$10,659
December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$3	$—	1	$3	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	60,148	756	13	91,400	9,079	15	151,548	9,835
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	6,872	625	4	4,329	1,062	5	11,201	1,687
Equity securities	—	—	—	83	93	1	83	93
Total	$67,020	$1,381	17	$95,815	$10,234	22	$162,835	$11,615
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2012, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2012 and December 31, 2011, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2012, approximately 96% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored enterprises. The remaining 4%, or seven positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the seven positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $2.0 million and $1.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, two of the five bank-issued trust preferred securities which were in an unrealized loss position were within 90% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector. The remaining three securities had an aggregate book value of approximately $3.0 million and fair value of $2.4 million at December 31, 2012.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$23	$3	$—	$26
U.S. government sponsored agencies	—	486	—	—	486
States and political subdivisions	556	1,549	12,566	27,787	42,458
Residential mortgage-backed securities	—	680	65,363	445,262	511,305
Commercial mortgage-backed securities	—	5,343	41,564	15,222	62,129
Bank-issued trust preferred securities	—	—	—	10,966	10,966
Equity securities					1,214
Total available-for-sale securities	$556	$8,081	$119,496	$499,237	$628,584
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$23	$3	$—	$26
U.S. government sponsored agencies	—	516	—	—	516
States and political subdivisions	566	1,679	13,696	29,727	45,668
Residential mortgage-backed securities	—	729	66,967	446,400	514,096
Commercial mortgage-backed securities	—	5,674	43,173	15,569	64,416
Bank-issued trust preferred securities	—	—	—	10,357	10,357
Equity securities					4,106
Total available-for-sale securities	$566	$8,621	$123,839	$502,053	$639,185
Total average yield	6.20%	3.63%	3.27%	3.03%	3.09%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of:
States and political subdivisions	$3,860	$390	$—	$4,250
Residential mortgage-backed securities	33,494	1,107	(41)	34,560
Commercial mortgage-backed securities	7,921	393	—	8,314
Total held-to-maturity securities	$45,275	$1,890	$(41)	$47,124
December 31, 2011
Obligations of:
States and political subdivisions	$3,525	$262	$—	$3,787
Residential mortgage-backed securities	12,776	230	(88)	12,918
Total held-to-maturity securities	$16,301	$492	$(88)	$16,705
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2012, 2011 and 2010.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2012
Residential mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—
Commercial mortgage-backed securities	2,398	41	2	—	—	—	2,398	41
Total	$2,398	$41	2	$—	$—	—	$2,398	$41
December 31, 2011
Residential mortgage-backed securities	$6,416	$88	1	$—	$—	—	$6,416	$88
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$6,416	$88	1	$—	$—	—	$6,416	$88
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2012.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$339	$3,521	$3,860
Residential mortgage-backed securities	—	—	546	32,948	33,494
Commercial mortgage-backed securities	—	—	—	7,921	7,921
Total held-to-maturity securities	$—	$—	$885	$44,390	$45,275
Fair value
Obligations of:
States and political subdivisions	$—	$—	$343	$3,907	$4,250
Residential mortgage-backed securities	—	—	558	34,002	34,560
Commercial mortgage-backed securities	—	—	—	8,314	8,314
Total held-to-maturity securities	$—	$—	$901	$46,223	$47,124
Total average yield	—%	—%	2.61%	2.88%	2.87%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $260.9 million and $359.1 million at December 31, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $45.3 million and $3.0 million at December 31, 2012 and December 31, 2011, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $50.4 million and $65.2 million at December 31, 2012 and December 31, 2011, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	2012	2011
Commercial real estate, construction	$34,265	$30,577
Commercial real estate, other	378,073	410,352
Commercial real estate	412,338	440,929
Commercial and industrial	180,131	140,857
Residential real estate	233,841	219,619
Home equity lines of credit	51,053	47,790
Consumer	101,246	87,531
Deposit account overdrafts	6,563	1,780
Total loans	$985,172	$938,506
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	2012	2011
Commercial real estate	$2,145	$3,754
Commercial and industrial	74	109
Residential real estate	12,873	14,497
Consumer	84	101
Total outstanding balance	$15,176	$18,461
Net carrying amount	$14,700	$17,954
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $202.0 million and $184.8 million at December 31, 2012 and December 31, 2011, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $123.8 million and $124.0 million at December 31, 2012 and December 31, 2011, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. At December 31, 2012, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status during the year.

(Dollars in thousands)
Balance, December 31, 2011	$7,522
New loans and disbursements	3,292
Repayments	(3,806)
Other changes	3
Balance, December 31, 2012	$7,011

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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
(Dollars in thousands)	2012	2011	2012	2011
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	9,831	23,546	—	—
Commercial real estate	9,831	23,546	—	—
Commercial and industrial	627	2,262	181	—
Residential real estate	3,136	3,865	—	—
Home equity lines of credit	24	349	—	—
Consumer	20	—	4	—
Total	$13,638	$30,022	$185	$—
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
December 31, 2012
Commercial real estate, construction	$—	$77	$—	$77	$34,188	$34,265
Commercial real estate, other	11,382	705	5,144	17,231	360,842	378,073
Commercial real estate	11,382	782	5,144	17,308	395,030	412,338
Commercial and industrial	3,841	116	294	4,251	175,880	180,131
Residential real estate	4,640	1,049	2,019	7,708	226,133	233,841
Home equity lines of credit	274	25	24	323	50,730	51,053
Consumer	926	127	10	1,063	100,183	101,246
Deposit account overdrafts	55	—	—	55	6,508	6,563
Total	$21,118	$2,099	$7,491	$30,708	$954,464	$985,172
December 31, 2011
Commercial real estate, construction	$—	$—	$—	$—	$30,577	$30,577
Commercial real estate, other	2,700	2,286	11,363	16,349	394,003	410,352
Commercial real estate	2,700	2,286	11,363	16,349	424,580	440,929
Commercial and industrial	230	360	37	627	140,230	140,857
Residential real estate	5,750	1,187	3,082	10,019	209,600	219,619
Home equity lines of credit	206	—	349	555	47,235	47,790
Consumer	874	86	—	960	86,571	87,531
Deposit account overdrafts	66	—	—	66	1,714	1,780
Total	$9,826	$3,919	$14,831	$28,576	$909,930	$938,506

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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
December 31, 2012
Commercial real estate, construction	$29,738	$—	$1,095	$—	$3,432	$34,265
Commercial real estate, other	328,435	18,940	29,573	—	1,125	378,073
Commercial real estate	358,173	18,940	30,668	—	4,557	412,338
Commercial and industrial	150,180	21,566	7,054	—	1,331	180,131
Residential real estate	22,392	1,768	7,597	10	202,074	233,841
Home equity lines of credit	1,051	—	1,094	—	48,908	51,053
Consumer	66	—	47	—	101,133	101,246
Deposit account overdrafts	—	—	—	—	6,563	6,563
Total	$531,862	$42,274	$46,460	$10	$364,566	$985,172
December 31, 2011
Commercial real estate, construction	$23,710	$2,932	$2,062	$—	$1,873	$30,577
Commercial real estate, other	310,996	40,165	56,142	—	3,049	410,352
Commercial real estate	334,706	43,097	58,204	—	4,922	440,929
Commercial and industrial	113,391	18,636	6,625	—	2,205	140,857
Residential real estate	28,507	2,913	10,097	20	178,082	219,619
Home equity lines of credit	1,491	42	1,394	—	44,863	47,790
Consumer	72	—	32	—	87,427	87,531
Deposit account overdrafts	—	—	—	—	1,780	1,780
Total	$478,167	$64,688	$76,352	$20	$319,279	$938,506
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	19,023	2,785	7,053	9,838	1,262	11,048	—
Commercial real estate	19,023	$2,785	$7,053	$9,838	$1,262	$11,048	$—
Commercial and industrial	696	182	437	619	36	518	—
Residential real estate	3,943	418	3,063	3,481	123	2,014	149
Home equity lines of credit	349	—	349	349	—	140	17
Consumer	114	—	114	114	—	49	14
Total	$24,125	$3,385	$11,016	$14,401	$1,421	$13,769	$180
December 31, 2011
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	49,402	6,882	16,501	23,383	1,026	23,058	—
Commercial real estate	49,402	$6,882	$16,501	$23,383	$1,026	$23,058	$—
Commercial and industrial	2,290	1,801	420	2,221	407	1,098	—
Residential real estate	3,901	323	2,226	2,549	49	2,081	—
Home equity lines of credit	420	—	269	269	—	332	—
Total	$56,013	$9,006	$19,416	$28,422	$1,482	$26,569	$—
At December 31, 2012, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.
During 2012, in accordance with regulatory guidance regarding borrowers who were in Chapter 7 bankruptcy, Peoples identified $3.0 million of loans that were TDRs. The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower. The $3.0 million includes $2.7 million of loans that were accruing as of December 31, 2012 since Peoples expects to collect all principal and interest payments.
The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2012 and 2011.

		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2012	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2011
Commercial real estate, construction	—	$—	$—	$—	—	$—	$—	$—
Commercial real estate, other	4	$1,765	$1,765	$1,734	5	$3,169	$3,169	$2,959
Commercial real estate	4	$1,765	$1,765	$1,734	5	$3,169	$3,169	$2,959
Residential real estate	66	$2,550	$2,550	$2,550	—	$—	$—	$—
Home equity lines of credit	24	$349	$349	$349	—	$—	$—	$—
Consumer	37	$115	$115	$115	—	$—	$—	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2012 and 2011:

	2012			2011
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial Real Estate	—	—	—	2	675	—
Residential Real Estate	1	26	—	1	315	—
Total	1	26	—	3	990	—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had approximately $4,000 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2012	$18,947	$2,434	$1,119	$541	$449	$227	$23,717
Charge-offs	(5,146)	(34)	(1,091)	(94)	(572)	(574)	(7,511)
Recoveries	4,399	358	773	32	561	198	6,321
Net (charge-offs) recoveries	(747)	324	(318)	(62)	(11)	(376)	(1,190)
(Recovery of) provision for loan losses	(3,985)	(1,025)	—	—	—	294	(4,716)
Balance, December 31, 2012	$14,215	$1,733	$801	$479	$438	$145	$17,811

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,262	$36	$123	$—	$—	$—	$1,421
Loans collectively evaluated for impairment	12,953	1,697	678	479	438	145	16,390
Ending balance	$14,215	$1,733	$801	$479	$438	$145	$17,811

Balance, January 1, 2011	$21,806	$2,160	$1,400	$431	$721	$248	$26,766
Charge-offs	(11,249)	(1,033)	(1,593)	(366)	(939)	(664)	(15,844)
Recoveries	2,469	729	636	51	687	225	4,797
Net (charge-offs)	(8,780)	(304)	(957)	(315)	(252)	(439)	(11,047)
Provision for (recovery of) loan losses	5,921	578	676	425	(20)	418	7,998
Balance, December 31, 2011	$18,947	$2,434	$1,119	$541	$449	$227	$23,717

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,026	$407	$49	$—	$—	$—	$1,482
Loans collectively evaluated for impairment	17,921	2,027	1,070	541	449	227	22,235
Ending balance	$18,947	$2,434	$1,119	$541	$449	$227	$23,717

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2012	2011
Land	$7,039	$5,662
Building and premises	34,943	32,046
Furniture, fixtures and equipment	18,789	18,483
Total bank premises and equipment	60,771	56,191
Accumulated depreciation	(33,758)	(32,286)
Net book value	$27,013	$23,905
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $2,212,000, $1,967,000 and $1,943,000, in 2012, 2011 and 2010, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $887,000, $921,000, $916,000 in 2012, 2011 and 2010, respectively.
Peoples Insurance leases certain properties from certain of its directors.  Payments related to these leases totaled $146,000, $141,000 and $166,000 in 2012, 2011 and 2010, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2012: $764,000 in 2013, $497,000 in 2014, $330,000 in 2015, $323,000 in 2016, $280,000 in 2017 and $1,225,000 thereafter.
Note 6.  Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2012	2011
Goodwill, beginning of year	$62,520	$62,520
Acquired goodwill	2,361	—
Goodwill, end of year	$64,881	$62,520

Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2012, based upon the estimated fair value of the single reporting unit.

Other intangible assets
 Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposit	Customer Relationships	Total
2012
Gross intangibles	$8,192	$6,182	$14,374
Acquired intangibles	661	1,008	1,669
Accumulated amortization	(8,232)	(6,240)	(14,472)
Total acquired intangibles	$621	$950	$1,571
Mortgage servicing rights			2,073
Total other intangibles			$3,644
2011
Gross intangibles	$10,564	$6,182	$16,746
Acquired intangibles	—	—	—
Accumulated amortization	(10,460)	(5,875)	(16,335)
Total acquired intangibles	$104	$307	$411
Mortgage servicing rights			1,544
Total other intangibles			$1,955
The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2012:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2013	$148	$235	$383
2014	128	171	299
2015	108	148	256
2016	88	124	212
2017	68	100	168
Thereafter	81	172	253
Total	$621	$950	$1,571
For further information regarding Peoples' acquisitions, please refer to Note 18.

The following is an analysis of activity of MSRs for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Balance, beginning of year	$1,544	$1,353	$1,164
Amortization	(616)	(397)	(385)
Servicing rights originated	1,145	588	574
Balance, end of year	$2,073	$1,544	$1,353

No valuation allowances were required at December 31, 2012, 2011 and 2010 for Peoples’ MSRs since the fair value exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2012	2011
Retail certificates of deposit:
$100,000 or more	$184,558	$194,709
Less than $100,000	207,755	216,538
Total retail certificates of deposit	392,313	411,247
Interest-bearing transaction accounts	124,787	106,233
Money market deposit accounts	288,404	264,873
Governmental deposit accounts	130,630	126,453
Savings accounts	183,499	138,383
Total retail interest-bearing deposits	1,119,633	1,047,189
Brokered certificates of deposits	55,599	64,054
Total interest-bearing deposits	1,175,232	1,111,243
Non-interest-bearing deposits	317,071	239,837
Total deposit balances	$1,492,303	$1,351,080

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2013	$225,979	$6,652	$232,631
2014	69,355	12,213	81,568
2015	38,810	5,866	44,676
2016	42,481	18,070	60,551
2017	15,488	—	15,488
Thereafter	200	12,798	12,998
Total maturities	$392,313	$55,599	$447,912

Deposits from related parties approximated $6.9 million and $5.3 million at December 31, 2012 and 2011, respectively.

Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2012
Ending balance	$32,769	$15,000	$—
Average balance	37,386	13,240	15
Highest month-end balance	44,905	39,900	—
Interest expense	57	17	—
Weighted-average interest rate:
End of year	0.15%	0.15%	—%
During the year	0.15%	0.12%	0.74%

2011
Ending balance	$43,143	$8,500	$—
Average balance	41,542	5,525	47
Highest month-end balance	49,162	21,900	—
Interest expense	98	5	—
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.24%	0.08%	0.74%

2010
Ending balance	$51,509	$—	$—
Average balance	50,115	8,712	69
Highest month-end balance	51,762	57,400	—
Interest expense	252	10	—
Weighted-average interest rate:
End of year	0.41%	—%	—%
During the year	0.50%	0.11%	—%
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
Other short-term borrowings consist of Federal Funds purchased and advances from the Federal Reserve Discount Window.  Federal Funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples has available Federal Funds of $20 million from certain of its correspondent banks.  Interest on Federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds.  Discount Window advances are typically overnight and must be secured by collateral acceptable to the lending Federal Reserve Bank.
On December 19, 2012, Peoples obtained a $5 million revolving credit loan from an unaffiliated financial institution that matures on December 17, 2013. This loan bears interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. This revolving credit loan is subject to the same convenants as detailed in Note 9 for the term loan. At December 31, 2012, this revolving credit loan had no outstanding principal balance.

Note 9. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2012		2011
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$23,919	3.80%	$—	—%
Callable national market repurchase agreements	40,000	3.63%	65,000	3.43%
FHLB putable non-amortizing, fixed rate advances	50,000	3.32%	60,000	3.28%
FHLB amortizing, fixed rate advances	14,904	3.60%	17,312	3.59%
Total long-term borrowings	$128,823	3.54%	$142,312	3.38%
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of 5 years. Peoples is required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. This note may be prepaid at any time prior to maturity without penalties, so long as no default has occurred. Concurrently, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is also subject to certain covenants under the agreement, which include restrictions on ownership interests of its subsidiaries; issuance of dividends; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

•	Peoples and Peoples Bank must maintain, as of the last day of each fiscal quarter, sufficient capital to qualify as "well capitalized" under applicable regulatory guidance;

•	Peoples Bank must maintain a "Total Risk-Based Capital Ratio" (as defined in the Loan Agreement) equal to or in excess of 12.50%, measured as of the last day of each fiscal quarter;

•
Peoples Bank must maintain a ratio of "Nonperforming Assets" to the sum of "Tangible Capital" plus the "Allowance for Loan Losses" (as each term is defined in the Loan Agreement) of not more than 20%, measured as of the last day of each fiscal quarter;

•
Peoples Bank must maintain a ratio of "Allowance for Loan Losses" to "Nonperforming Loans" (as each term is defined in the Loan Agreement) of not less than 80% measured as of the last day of each fiscal quarter; and

•
Peoples must maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) that equals or exceeds 1.25 to 1.00, commencing with the quarter ended December 31, 2012 and for each quarter thereafter, with the items used in the ratio determined on a training 12-month basis.

As of December 31, 2012, Peoples was in compliance with the applicable material covenants imposed by the Loan Agreement.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 5 to 10 years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years. After the initial call period, the buyer has a one-time option to terminate the agreement. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. Peoples is required to make quarterly interest payments. During the first quarter of 2012, Peoples prepaid $25.0 million of wholesale borrowings resulting in early termination fees of $2.2 million. The borrowings had a weighted-average cost of 3.10%.
The putable, non-amortizing, fixed rate FHLB advances have original maturities ranging from 10 to 20 years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion to terminate the advance after the initial fixed rate periods ranging from 3 months to 5 years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. During the first quarter of 2012, Peoples prepaid $10.0 million of wholesale borrowings at a weighted-average cost of 3.05%, resulting in early termination fees of $0.9 million. The amortizing, fixed rate FHLB advances are fixed rate for the term of the loan, with maturities ranging from 10 to 20 years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.
At December 31, 2012, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2013	$6,996	3.76%
2014	6,498	3.73%
2015	6,250	3.74%
2016	6,046	3.75%
2017	5,881	3.76%
Thereafter	97,152	3.47%
Total long-term borrowings	$128,823	3.54%
Note 10.  Junior Subordinated Debentures Held By Subsidiary Trust

Peoples previously formed a statutory business trust (the “Trust”) for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “Capital Securities” or “Trust Preferred Securities”), with 100% of the common equity in the Trust owned by Peoples. The proceeds from the Capital Securities and common equity were invested in junior subordinated debentures issued by Peoples (the “Debentures”).
The Debentures held by the Trust were the sole assets of the Trust. Distributions on the Capital Securities were payable semiannually at a rate per annum equal to the interest rate being earned by the Trust on the Debentures and was recorded as interest expense by Peoples. Since the Trust was a variable interest entity and Peoples was not deemed to be the primary beneficiary, the Trust was not included in Peoples' Consolidated Financial Statements. As a result, Peoples included the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Junior Subordinated Debentures Held by Subsidiary Trust” and the related expense as interest expense on the Consolidated Statements of Income.
Under the provisions of the Debentures, Peoples had the right to defer payment of interest on the Debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the Debentures were deferred, the dividends on the Capital Securities were also deferred and Peoples was prohibited from paying dividends on its common shares. Interest on the Debentures was cumulative. Peoples entered into agreements which, taken collectively, fully and unconditionally guaranteed the Capital Securities subject to the terms of each of the guarantees.
The Capital Securities were mandatorily redeemable upon repayment of the Debentures. On December 19, 2012 Peoples prepaid the entire $30,928,000 principal amount of the Debentures at a premium of 3.017%, plus all accrued and unpaid interest at a then current rate of 8.62%. As a result of this repayment, PEBO Capital Trust I redeemed all of the outstanding Capital Securities and common equity, and was dissolved in accordance with the terms of the Amended and Restated Declaration of Trust of PEBO Capital Trust I, dated as of April 20, 1999. Peoples recorded a $1.0 million pre-tax loss on the redemption of these securities.
Under the risk-based capital standards for bank holding companies adopted by the Board of Governors of the Federal Reserve System, the Trust Preferred Securities had qualified as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. Specifically, the aggregate amount of trust preferred securities and certain other capital elements that qualify as Tier 1 capital is limited to 25% of core capital elements, net of goodwill, with the excess amount not qualifying for Tier 1 capital being included in Tier 2 capital. At December 31, 2012, due to the full prepayment of the Capital Securities, Peoples had no Trust Preferred Securities that qualified as Tier 1 Capital. As a result, Peoples' Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Ratio were reduced. At December 31, 2011, the entire amount of the outstanding Trust Preferred Securities qualified as Tier 1 capital.

Note 11. Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the years ended December 31:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares		7,202
Exercise of common stock options			(31,008)
Changes related to deferred compensation plan:
Purchase of treasury stock			11,855
Reissuance of treasury stock			(25,407)
Common shares issued under dividend reinvestment plan		30,928
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		21,510	5,443
Changes related to deferred compensation plan:
Purchase of treasury stock			8,623
Reissuance of treasury stock			(9,209)
Repurchase of preferred shares	(39,000)
Common shares issued under dividend reinvestment plan		24,770
Common shares issued under Board of Directors' compensation plan		5,945	(2,429)
Shares at December 31, 2011	—	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares		14,552	4,270
Changes related to deferred compensation plan:
Purchase of treasury stock			3,918
Reissuance of treasury stock			(8,897)
Common shares issued under dividend reinvestment plan		18,849
Common shares issued under Board of Directors' compensation plan		—	(6,726)
Shares at December 31, 2012	—	11,155,648	607,688
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
On February 15, 2012, Peoples completed the repurchase of the Warrant for a purchase price of $1,200,724.
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(15,106)	1,166	(13,940)
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	9,477	(3,612)	5,865
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Current period change, net of tax	(547)	(211)	(758)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Note 12.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. All retirees are eligible for health benefits; however, Peoples only pays 100% of the cost for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of health benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2012, and a statement of the funded status as of December 31, 2012 and 2011:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Obligation at January 1	$16,505	$12,501	$224	$231
Interest cost	599	724	10	12
Plan participants’ contributions	—	—	54	73
Actuarial loss	1,863	5,175	42	11
Benefit payments	(169)	(205)	(86)	(103)
Settlements	(1,492)	(1,690)	—	—
Obligation at December 31	$17,306	$16,505	$244	$224
Accumulated benefit obligation at December 31	$17,306	$16,505	$—	$—

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at January 1	$10,409	$12,543	$—	$—
Actual return on plan assets	1,271	(239)	—	—
Employer contributions	—	—	32	30
Plan participants’ contributions	—	—	54	73
Benefit payments	(169)	(205)	(86)	(103)
Settlements	(1,492)	(1,690)	—	—
Fair value of plan assets at December 31	$10,019	$10,409	$—	$—
Funded status at December 31	$(7,287)	$(6,096)	$(244)	$(224)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(7,287)	$(6,096)	$(244)	$(224)
Net amount recognized	$(7,287)	$(6,096)	$(244)	$(224)
Amounts recognized in Accumulated Comprehensive Income (Loss):
Unrecognized prior service cost	$—	$—	$2	$3
Unrecognized net loss	6,260	6,032	15	42
Total	$6,260	$6,032	$17	$45
Weighted-average assumptions at year-end:
Discount rate	3.30%	4.00%	3.30%	4.00%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive income (loss) into net periodic cost over the next fiscal year are $210,000 of net loss.
Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$750	$—	$—	$—
Interest cost	599	724	785	10	12	13
Expected return on plan assets	(756)	(1,033)	(1,149)	—	—	—
Amortization of prior service cost (credit)	—	—	4	—	—	(3)
Amortization of net loss (gain)	162	75	151	(2)	(9)	(9)
Curtailment	—	—	23	—	—	—
Settlement of benefit obligation	835	815	—	—	—	—
Net periodic benefit cost	$840	$581	$564	$8	$3	$1

Weighted-average assumptions:
Discount rate	4.00%	5.40%	6.40%	4.00%	5.70%	6.40%
Expected return on plan assets	7.50%	8.00%	8.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	2.50%	n/a	n/a	n/a
For measurement purposes, an 8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2012, grading down to an ultimate rate of 5% in 2026. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2012
Equity securities:
Common stock	$—	$—	$—
Mutual funds - equity	7,545	7,545	—
Debt securities:
Mortgage-backed securities	157	—	157
Municipal obligations	932	—	932
Corporate bonds	363	363	—
Mutual funds - taxable income	599	599	—
Total fair value of pension assets	$9,596	$8,507	$1,089
December 31, 2011
Equity securities:
Common stock	$300	$300	$—
Mutual funds - equity	7,562	7,562	—
Debt securities:
Mortgage-baked securities	38	—	38
Municipal obligations	828	—	828
Corporate bonds	471	471	—
Mutual funds - taxable income	700	700	—
Total fair value of pension assets	$9,899	$9,033	$866

Pension plan assets also included cash and cash equivalents of $401,000 and accrued income of $22,000 at December 31, 2012. Cash and cash equivalents were $497,000 and accrued income was $13,000 at December 31, 2011. For further information regarding levels of input used to measure fair value, please refer to Note 2.
Equity securities of Peoples' pension plan did not include any securities of Peoples or related parties in 2012 or 2011.
Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2013; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Postretirement Benefits
2013	$2,293	$32
2014	2,276	32
2015	1,106	32
2016	1,143	32
2017	917	32
2018 to 2022	4,578	75
Total	$12,313	$235
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants' contributions that do not exceed 2% of the participants' compensation. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $758,000, $763,000 and $425,000 in 2012, 2011 and 2010, respectively.
Note 13.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$10,469	35.0%	$5,890	34.3%	$1,956	34.0%
Differences in rate resulting from:
Tax-exempt interest income	(565)	(1.9)%	(574)	(3.4)%	(808)	(14.1)%
Investments in tax credit funds	(387)	(1.3)%	(497)	(2.9)%	(715)	(12.4)%
Bank owned life insurance	(14)	(0.1)%	(44)	(0.3)%	(207)	(3.6)%
Other, net	22	0.1%	(179)	(0.9)%	(54)	(0.9)%
Total income tax expense	$9,525	31.8%	$4,596	26.8%	$172	3.0%

Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Current income tax	$5,004	$4,134	$1,986
Deferred income tax (benefit)	4,521	462	(1,814)
Total income tax expense	$9,525	$4,596	$172
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$7,526	$8,833
Tax credit carryforward	4,607	6,412
Investments	3,632	3,628
Accrued employee benefits	3,421	3,026
Other	516	1,203
Total deferred tax assets	$19,702	$23,102
Deferred tax liabilities:
Purchase accounting adjustments	5,460	4,733
Available-for-sale securities	3,711	4,005
Bank premises and equipment	1,536	1,478
Deferred loan income	1,442	1,398
Other	1,830	1,584
Total deferred tax liabilities	$13,979	$13,198
Net deferred tax asset	$5,723	$9,904
The tax credit carryforward at December 31, 2012 and 2011 may be carried over for a period of 20 years and will expire over the period of 2029 and 2032. No valuation allowance for deferred tax assets was required at December 31, 2012, as it is more likely than not that all of the deferred tax assets will be realized in future periods. The related federal income tax expense on securities transactions approximated $1,241,000 in 2012, $166,000 in 2011 and $2,398,000 in 2010.
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011. The years open to examination by state taxing authorities vary by jurisdiction.
Note 14.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2012	2011	2010
Distributed earnings allocated to common shareholders	$4,770	$3,167	$4,209
Undistributed earnings allocated to common shareholders	15,494	8,019	(683)
Net earnings allocated to common shareholders	$20,264	$11,186	$3,526

Weighted-average common shares outstanding	10,527,885	10,482,318	10,424,474
Effect of potentially dilutive common shares	401	—	7,516
Total weighted-average diluted common shares outstanding	10,528,286	10,482,318	10,431,990

Earnings per common share:
Basic	$1.92	$1.07	$0.34
Diluted	$1.92	$1.07	$0.34

As disclosed in Note 11, Peoples had a Warrant to purchase 313,505 common shares outstanding at December 31, 2011.  This Warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.   In addition, restricted shares, stock options and SARs covering 144,535, 210,370 and 243,560 common shares were excluded from the calculations for the years ended December 31, 2012, 2011 and 2010, respectively, since they were anti-dilutive.
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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2012	2011
Home equity lines of credit	$43,818	$44,850
Unadvanced construction loans	11,839	10,023
Other loan commitments	113,868	135,110
Loan commitments	169,525	189,983

Standby letters of credit	$35,373	$40,821
Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $11.2 million and fair value of $1.4 million at December 31, 2012, and a notional value of $12.0 million and fair value of $0.9 million at December 31, 2011. These interest swaps did not have material impact on Peoples' results of operation or financial condition.
Note 16.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank of Cleveland, based on the amount of deposit liabilities. Average required reserve balances were approximately $5.8 million and $6.1 million in 2012 and 2011, respectively.

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2012, Peoples Bank had approximately $1.0 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2012.
As of December 31, 2012, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.
Peoples and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$176,224	15.4%	$180,053	16.2%
For capital adequacy	91,355	8.0%	88,915	8.0%
To be well capitalized	114,194	10.0%	111,144	10.0%
Tier 1 (2)
Actual	$160,604	14.1%	$165,121	14.9%
For capital adequacy	45,678	4.0%	44,458	4.0%
To be well capitalized	68,516	6.0%	66,687	6.0%
Tier 1 Leverage (3)
Actual	$160,604	8.8%	$165,121	9.5%
For capital adequacy	72,775	4.0%	69,913	4.0%
To be well capitalized	90,969	5.0%	87,392	5.0%
Net Risk-Weighted Assets	1,141,938		1,111,443
(1) Ratio represents total capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents Tier 1 capital to average assets

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Total Capital (1)
Actual	$189,601	16.7%	$166,622	15.1%
For capital adequacy	91,044	8.0%	88,546	8.0%
To be well capitalized	113,805	10.0%	110,682	10.0%
Tier 1 (2)
Actual	$175,331	15.4%	$152,665	13.8%
For capital adequacy	45,522	4.0%	44,273	4.0%
To be well capitalized	68,283	6.0%	66,409	6.0%
Tier 1 Leverage (3)
Actual	$175,331	9.7%	$152,665	8.8%
For capital adequacy	72,384	4.0%	69,277	4.0%
To be well capitalized	90,480	5.0%	86,596	5.0%
Net Risk-Weighted Assets	$1,138,054		$1,106,824

(1) Ratio represents total capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents Tier 1 capital to average assets
On December 19, 2012, Peoples redeemed Trust Preferred Securities that had previously qualified as Tier 1 Capital for risk-based capital purposes, reducing Peoples' Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Ratio at December 31, 2012. For more information on this redemption, please refer to Note 10.
As more fully disclosed in Note 11, Peoples repurchased $21.0 million on February 2, 2011 and $18.0 million on December 28, 2011 of its Series A Preferred Shares held by the U.S. Treasury, resulting in a corresponding reduction in Peoples' Tier 1 and Total capital for regulatory purposes.
Note 17.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted common share awards to employees and non-employee directors. Restricted and unrestricted awards are limited to 50% of the total number of common shares available under the 2006 Equity Plan. The total number of common shares available under the 2006 Equity Plan is 500,000.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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

The following summarizes the changes to Peoples' stock options for the year ended December 31, 2012:

	Number of Common Shares Subject to Options		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	150,602		$25.55
Expired	49,008		24.45
Outstanding at December 31	101,594		$26.09	1.6 years	$—
Exercisable at December 31	101,594	—	$26.09	1.6 years	$—
The following table summarizes Peoples’ stock options outstanding at December 31, 2012:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	4,043	0.2 years	$21.71
$21.72	to	$23.58	28,993	0.2 years	22.32
$23.59	to	$25.94	2,792	1.6 years	25.41
$26.01	to	$27.74	25,710	1.7 years	27.03
$28.25	to	$28.26	18,573	3.0 years	28.25
$28.57	to	$30.00	21,483	2.2 years	29.09
Total			101,594	1.6 years	$26.09
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' SARs for the year ended December 31, 2012:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	29,075	$25.85
Forfeited	6,226	25.43
Outstanding at December 31	22,849	$25.97	4.7 years	$—
Exercisable at December 31	22,849	$25.97	4.7 years	$—
The following table summarizes Peoples’ SARs outstanding at December 31, 2012:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	4.6 years
$23.77	11,509	5.1 years
$29.25	9,340	4.1 years
Total	22,849	4.7 years

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2012, Peoples granted restricted common shares to officers and key employees with a two-year time-based vesting period, a three-year time-based vesting period or a two-year performance-based vesting period. For the restricted common shares subject to performance-based vesting, the restrictions on these restricted common shares will lapse two years after the grant date upon the achievement of cumulative diluted earnings per common share of $2.83 for the three-year period ending December 31, 2013. The following summarizes the changes to Peoples’ restricted common shares for the period ended December 31, 2012:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	26,544	$12.89	3,363	$13.14
Awarded	60,628	17.53	15,360	16.76
Released	4,000	12.15	—	—
Forfeited	4,441	15.49	858	16.98
Outstanding at December 31	78,731	$16.36	17,865	$16.07

The total intrinsic value of restricted common shares released was $77,000, $307,000 and $94,000 in 2012, 2011 and 2010, respectively.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

(Dollars in thousands)	2012	2011	2010
Total stock-based compensation	$942	$310	$92
Recognized tax benefit	(330)	(109)	(32)
Net expense recognized	$612	$201	$60
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2012, 2011 and 2010. The fair value of restricted stock awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $627,000 at December 31, 2012, which will be recognized over a weighted-average period of 1.5 years.
On October 30, 2012, the Board of Directors granted 8,490 unrestricted common shares to certain employees that did not already participate in the 2006 Equity Plan. The grant resulted in an additional $180,000 of stock-based compensation expense being recognized in the fourth quarter of 2012, which is included in the table above.

Note 18. Acquisitions

On June 1, 2012, Peoples acquired a small financial advisory book of business in Wood County, West Virginia for cash consideration of $0.9 million. A portion of the consideration is contingent upon revenue metrics being achieved. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
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
On September 14, 2012, Peoples completed its acquisition of Sistersville Bancorp, Inc. ("Sistersville") for total cash consideration of $9.8 million. Sistersville merged into Peoples and Sistersville's wholly-owned subsidiary, First Federal Savings Bank, which operated two full-service branches in Sistersville and Parkersburg, West Virginia, merged into Peoples' wholly-owned subsidiary, Peoples Bank, National Association. The acquisition was accounted for under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. The goodwill recognized will not be tax deductible for income tax purposes.
As a result of the Sistersville acquisition, Peoples acquired loans of $31 million and deposits of $39 million. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
On January 2, 2013, Peoples acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area for cash consideration of $1.5 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.
Please refer to Note 6 for details of the changes in goodwill and intangible assets arising from the acquisitions.

Note 19.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2012	2011
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	2,743	4,032
Receivable from subsidiary bank	482	4,032
Available-for-sale investment securities, at estimated fair value (amortized cost of $1,213 at December 31, 2012 and 2011, respectively)	4,106	3,254
Investments in subsidiaries:
Bank	214,385	195,338
Non-bank	29,893	29,161
Other assets	866	1,223
Total assets	$252,525	$237,090
Liabilities:
Accrued expenses and other liabilities	$6,878	$7,458
Long-term borrowings	23,919	—
Junior subordinated debentures held by subsidiary trust	—	22,975
Total liabilities	30,797	30,433
Preferred stockholders' equity	—	—
Common stockholders' equity	221,728	206,657
Total stockholders' equity	221,728	206,657
Total liabilities and stockholders' equity	$252,525	$237,090

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income:
Dividends from subsidiary bank	$12,750	$25,500	$8,600
Dividends from non-bank subsidiary	—	—	950
Net gain on securities transactions	273	—	16
Net loss on other transactions	(1,033)	—	—
Interest and other income	205	175	366
Total income	12,195	25,675	9,932
Expenses:
Interest expense on junior subordinated debentures held by subsidiary trust	1,948	2,014	2,021
Intercompany management fees	1,049	921	950
Other expense	2,216	1,335	1,010
Total expenses	5,213	4,270	3,981
Income before federal income taxes and equity in undistributed earnings of subsidiaries	6,982	21,405	5,951
Applicable income tax benefit	(2,127)	(1,734)	(1,354)
Equity in (excess dividends from) undistributed earnings of subsidiaries	11,276	(10,584)	(1,724)
Net income	$20,385	$12,555	$5,581

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Operating activities
Net income	$20,385	$12,555	$5,581
Adjustment to reconcile net income to cash provided by operations:
(Equity in) excess dividends from undistributed earnings of subsidiaries	(11,276)	10,584	1,724
Gain on investment securities	(273)	—	(16)
Loss on debt extinguishment	1,033	—	—
Other, net	(663)	2,534	447
Net cash provided by operating activities	9,206	25,673	7,736
Investing activities
Net proceeds from sales and maturities of investment securities	273	25	171
Investment in subsidiaries	(9,815)	—	—
Change in receivable from subsidiary	3,814	(3,451)	(15)
Net cash (used in) provided by investing activities	(5,728)	(3,426)	156
Financing activities
Proceeds from long-term borrowings	24,000	—	—
Repurchase of preferred shares	—	(39,000)	—
Redemption of junior subordinated debentures	(23,668)	—	—
Preferred stock dividends	—	(1,232)	(1,950)
Purchase of treasury stock	(1,357)	(187)	(181)
Proceeds from issuance of common stock	6	10	447
Cash dividends paid	(4,457)	(3,922)	(3,822)
Excess tax benefit for share based payments	709	—	4
Net cash used in financing activities	(4,767)	(44,331)	(5,502)
Net (decrease) increase in cash and cash equivalents	(1,289)	(22,084)	2,390
Cash and cash equivalents at the beginning of year	4,082	26,166	23,776
Cash and cash equivalents at the end of year	$2,793	$4,082	$26,166
Supplemental cash flow information:
Interest paid	$2,246	$1,981	$1,980

Note 20.   Summarized Quarterly Information (Unaudited)

	2012
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$17,612	$17,341	$16,942	$17,575
Total interest expense	4,180	3,729	3,621	3,465
Net interest income	13,432	13,612	13,321	14,110
Recovery of loan losses	(2,137)	(1,120)	(956)	(503)
Net loss on asset disposals and other transactions	(3,062)	(43)	(161)	(1,060)
Net gain on investment securities	3,163	—	112	273
Other income	9,082	8,498	8,572	8,819
Intangible asset amortization	107	109	134	159
FDIC insurance	309	223	257	213
Other expenses	14,600	15,354	15,275	16,734
Income tax expense	3,079	2,471	2,310	1,665
Net income	6,657	5,030	4,824	3,874
Preferred dividends	—	—	—	—
Net income available to common shareholders	$6,657	$5,030	$4,824	$3,874
Earnings per common share - Basic	$0.63	$0.47	$0.45	$0.36
Earnings per common share - Diluted	$0.63	$0.47	$0.45	$0.36
Weighted-average common shares outstanding - Basic	10,513,388	10,524,429	10,530,800	10,542,810
Weighted-average common shares outstanding - Diluted	10,513,388	10,524,429	10,530,876	10,542,810

	2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$19,317	$18,941	$18,400	$18,475
Total interest expense	5,822	5,510	5,136	4,686
Net interest income	13,495	13,431	13,264	13,789
Provision for (recovery of) loan losses	5,311	2,295	865	(473)
Net gain (loss) on asset disposals and other transactions	60	(556)	389	(809)
Net gain on investment securities	360	56	57	—
Other income	8,374	7,891	8,391	8,288
Intangible asset amortization	162	152	141	131
FDIC insurance	662	450	440	315
Other expenses	13,794	14,117	14,849	16,118
Income tax expense	491	887	1,885	1,333
Net income	1,869	2,921	3,921	3,844
Preferred dividends	523	238	237	345
Net income available to common shareholders	$1,346	$2,683	$3,684	$3,499
Earnings per common share - Basic	$0.13	$0.26	$0.35	$0.33
Earnings per common share - Diluted	$0.13	$0.26	$0.35	$0.33
Weighted-average common shares outstanding - Basic	10,471,819	10,478,362	10,484,609	10,494,210
Weighted-average common shares outstanding - Diluted	10,477,360	10,507,895	10,519,673	10,514,960

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 25, 2013 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2012 Annual Meeting of Shareholders held on April 26, 2012.
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
In accordance with the requirements of Rule 5610 of NASDAQ Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Corporate Governance” page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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
Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter and the Compensation Committee Charter is posted under the "Governance Documents" tab on the “Corporate Governance” page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2012”, “GRANTS OF PLAN-BASED AWARDS FOR 2012”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012”, “OPTION EXERCISES AND STOCK VESTED FOR 2012”, “PENSION BENEFITS FOR 2012”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2012” and “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" of Peoples' Definitive Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS”, “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.
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
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 111.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 111.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 28, 2013	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/28/2013
Charles W. Sulerzyski

/s/ EDWARD G. SLOANE		Executive Vice President, Chief Financial Officer	2/28/2013
Edward G. Sloane		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/28/2013
Tara M. Abraham

/s/ CARL L. BAKER, JR.*		Director	2/28/2013
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*		Director	2/28/2013
George W. Broughton

/s/ RICHARD FERGUSON*		Chairman of the Board and Director	2/28/2013
Richard Ferguson

/s/ JAMES S. HUGGINS*		Director	2/28/2013
James S. Huggins

/s/ BRENDA F. JONES, M.D.*		Director	2/28/2013
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Director	2/28/2013
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/28/2013
Susan D. Rector

/s/ THEODORE P. SAUBER*		Director	2/28/2013
Theodore P. Sauber

/s/ THOMAS J. WOLF*		Director	2/28/2013
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Chuck W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 28th day of February, 2013.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)
Certificate of Amendment by Directors to Articles filed with the Secretary of State of the State of Ohio on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through January 28, 2009) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772) (“Peoples’ 2008 Form 10-K”)

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

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

Exhibit Number	Description	Exhibit Location

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2	Loan Agreement, dated as of December 18, 2012, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 4.1 to Peoples' Current Report on Form 8-K, dated and filed December 21, 2012 (File No. 0-16772) ("Peoples' December 21, 2012 Form 8-K")

4.3	Revolving Credit Note in the principal sum of $5,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.2 to Peoples' December 21, 2012 Form 8-K

4.4	Term Note in the principal sum of $24,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.3 to Peoples' December 21, 2012 Form 8-K

4.5	Negative Pledge Agreement, dated December 18, 2012 between Peoples Bancorp Inc. and U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.4 to Peoples' December 21, 2012 Form 8-K

10.1(a)	Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples’ 2008 Form 10-K

10.1(b)	First Amendment to the Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended Effective October 25, 2012)*
Incorporated herein by reference to Exhibit 10.2 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 0-16772) (“Peoples’ September 30, 2012 Form 10-Q”)

10.1(c)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.7	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”)

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K

10.9	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”)

10.10	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935)

10.11	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K

10.13	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1999 Form 10-K

10.14	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246)

10.15	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”)

10.16	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K

10.17	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K

10.18	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K

10.19	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.20 to Peoples' 2009 Form 10-K

10.20	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.21	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.22	Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 10.28 to Peoples’ 2008 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.23	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772)

10.24	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”)

10.25
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for non-employee directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.30 of Peoples’ 2006 Form 10-K

10.26	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.27	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.28	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K

10.29	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.30	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Incorporated herein by reference to Exhibit 10.31 to Peoples' 2009 Form 10-K

10.31	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-16772)

10.32	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.33
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.8 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16772)

10.34
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.41 to Peoples’ 2011 Form 10-K

10.35
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.42 to Peoples’ 2011 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.36
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for executives used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.37
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for employees used and to be used to evidence awards of time-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.44 to Peoples’ 2011 Form 10-K

10.38
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement for executives used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2012 Form 10-Q

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

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.