Form 10-Q
period 2013-03-31
PEOPLES BANCORP INC
filed 2013-04-24
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,799,572 common shares, without par value, at April 23, 2013.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$27,790	$47,256
Interest-bearing deposits in other banks	97,608	15,286
Total cash and cash equivalents	125,398	62,542
Available-for-sale investment securities, at fair value (amortized cost of $592,005 at March 31, 2013 and $628,584 at December 31, 2012)	602,645	639,185
Held-to-maturity investment securities, at amortized cost (fair value of $48,567 at March 31, 2013 and $47,124 at December 31, 2012)	48,307	45,275
Other investment securities, at cost	24,884	24,625
Total investment securities	675,836	709,085
Loans, net of deferred fees and costs	980,518	985,172
Allowance for loan losses	(17,439)	(17,811)
Net loans	963,079	967,361
Loans held for sale	2,844	6,546
Bank premises and equipment, net	27,745	27,013
Bank owned life insurance	49,816	51,229
Goodwill	65,401	64,881
Other intangible assets	4,576	3,644
Other assets	24,027	25,749
Total assets	$1,938,722	$1,918,050
Liabilities
Deposits:
Non-interest-bearing	$340,887	$317,071
Interest-bearing	1,188,039	1,175,232
Total deposits	1,528,926	1,492,303
Short-term borrowings	32,395	47,769
Long-term borrowings	127,074	128,823
Accrued expenses and other liabilities	24,248	27,427
Total liabilities	1,712,643	1,696,322
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,167,721 shares issued at March 31, 2013 and 11,155,648 shares issued at December 31, 2012, including shares in treasury	167,451	167,039
Retained earnings	72,885	69,158
Accumulated other comprehensive income, net of deferred income taxes	708	654
Treasury stock, at cost, 599,574 shares at March 31, 2013 and 607,688 shares at December 31, 2012	(14,965)	(15,123)
Total stockholders’ equity	226,079	221,728
Total liabilities and stockholders’ equity	$1,938,722	$1,918,050

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest Income:
Interest and fees on loans	$11,454	$11,760
Interest and dividends on taxable investment securities	4,215	5,507
Interest on tax-exempt investment securities	379	341
Other interest income	18	4
Total interest income	16,066	17,612
Interest Expense:
Interest on deposits	1,939	2,547
Interest on short-term borrowings	13	19
Interest on long-term borrowings	1,139	1,119
Interest on junior subordinated debentures held by subsidiary trust	—	495
Total interest expense	3,091	4,180
Net interest income	12,975	13,432
Recovery of loan losses	(1,065)	(2,137)
Net interest income after recovery of loan losses	14,040	15,569
Other Income:
Insurance income	2,878	2,951
Deposit account service charges	2,057	2,237
Trust and investment income	1,702	1,496
Electronic banking income	1,419	1,488
Mortgage banking income	718	549
Net gain on investment securities	418	3,163
Net loss on asset disposals and other transactions	(5)	(3,062)
Other non-interest income	298	361
Total other income	9,485	9,183
Other Expenses:
Salaries and employee benefit costs	8,717	8,245
Net occupancy and equipment	1,858	1,432
Professional fees	894	813
Electronic banking expense	840	694
Marketing expense	450	475
Data processing and software	461	487
Franchise tax	413	412
Communication expense	303	348
Foreclosed real estate and other loan expenses	217	221
FDIC insurance	280	309
Amortization of other intangible assets	189	107
Other non-interest expense	1,563	1,473
Total other expenses	16,185	15,016
Income before income taxes	7,340	9,736
Income tax expense	2,318	3,079
Net income	$5,022	$6,657
Earnings per share - basic	$0.47	$0.63
Earnings per share - diluted	$0.47	$0.63
Weighted-average number of shares outstanding - basic	10,556,261	10,513,388
Weighted-average number of shares outstanding - diluted	10,571,383	10,513,388
Cash dividends declared	$1,295	$1,172
Cash dividends declared per share	$0.12	$0.11
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net income	$5,022	$6,657
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	457	(1,063)
Related tax (expense) benefit	(160)	372
Less: reclassification adjustment for net gain included in net income	418	3,163
Related tax expense	(146)	(1,107)
Net effect on other comprehensive income (loss)	25	(2,747)
Defined benefit plans:
Amortization of unrecognized loss and service cost on benefit plans	45	38
Related tax expense	(16)	(13)
Net effect on other comprehensive income (loss)	29	25
Total other comprehensive income (loss), net of tax	54	(2,722)
Total comprehensive income	$5,076	$3,935

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Earnings	Income	Stock	Equity
Balance, December 31, 2012	$167,039	$69,158	$654	$(15,123)	$221,728
Net income		5,022			5,022
Other comprehensive loss, net of tax			54		54
Common stock cash dividends declared		(1,295)			(1,295)
Tax benefit from exercise of stock options	27				27
Reissuance of treasury stock for deferred compensation plan				142	142
Purchase of treasury stock				(31)	(31)
Common shares issued under dividend reinvestment plan	95				95
Common shares issued under Board of Directors' compensation plan	(7)			47	40
Stock-based compensation expense	297				297
Balance, March 31, 2013	$167,451	$72,885	$708	$(14,965)	$226,079

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$10,757	$8,433
Investing activities:
Available-for-sale investment securities:
Purchases	(67,397)	(83,594)
Proceeds from sales	69,114	63,651
Proceeds from principal payments, calls and prepayments	31,446	34,069
Held-to-maturity investment securities:
Purchases	(3,231)	(18,348)
Proceeds from principal payments	116	309
Net decrease (increase) in loans	5,607	(5,869)
Net expenditures for premises and equipment	(1,776)	(645)
Proceeds from sales of other real estate owned	16	1,381
Proceeds from bank owned life insurance	1,441	—
Business acquisitions, net of cash received	(1,524)	—
Net cash provided by (used in) investing activities	33,812	(9,046)
Financing activities:
Net increase in non-interest-bearing deposits	23,816	28,607
Net increase in interest-bearing deposits	12,805	18,839
Net decrease in short-term borrowings	(15,374)	(6,738)
Payments on long-term borrowings	(1,756)	(38,771)
Repurchase of preferred shares and common stock warrant	—	(1,201)
Cash dividends paid on common shares	(1,201)	(1,086)
Purchase of treasury stock	(31)	(34)
Proceeds from issuance of common shares	1	2
Excess tax benefit from share-based payments	27	—
Net cash provided by (used in) financing activities	18,287	(382)
Net increase (decrease) in cash and cash equivalents	62,856	(995)
Cash and cash equivalents at beginning of period	62,542	38,950
Cash and cash equivalents at end of period	$125,398	$37,955

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2012 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2013, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2012, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2012 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  Peoples’ insurance income includes contingent performance-based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year. For the three months ended March 31, 2013 and 2012, the amount of contingent performance-based insurance commissions recognized totaled $504,000 and $919,000, respectively.
New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board issued an accounting standards update with new guidance on the presentation of accumulated other comprehensive income (“AOCI”). This standard was effective for public companies for interim and annual periods beginning after December 15, 2012. The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. Peoples adopted this new guidance on January 1, 2013, as required. As a result of the adoption, the disclosure of AOCI included in Note 5 contains additional information regarding reclassifications out of AOCI and into net income.

Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at March 31, 2013:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Obligations of:
U.S. Treasury and government agencies	$25	$—	$25	$—
U.S. government sponsored agencies	459	—	459	—
States and political subdivisions	47,165	—	47,165	—
Residential mortgage-backed securities	495,135	12,713	482,422	—
Commercial mortgage-backed securities	48,072	—	48,072	—
Bank-issued trust preferred securities	7,879	—	7,879	—
Equity securities	3,910	3,775	135	—
Total available-for-sale securities	$602,645	$16,488	$586,157	$—
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$26	$—
U.S. government sponsored agencies	516	—	516	—
States and political subdivisions	45,668	681	44,987	—
Residential mortgage-backed securities	514,096	—	514,096	—
Commercial mortgage-backed securities	64,416	—	64,416	—
Bank-issued trust preferred securities	10,357	—	10,357	—
Equity securities	4,106	3,971	135	—
Total available-for-sale securities	$639,185	$4,652	$634,533	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2013, impaired loans with an aggregate outstanding principal balance of $3.1 million were measured and reported at a fair value of $2.5 million.  For the three months ended March 31, 2013, Peoples recognized losses of $0.6 million on impaired loans through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$125,398	$125,398	$62,542	$62,542
Investment securities	675,836	676,096	709,085	710,934
Loans	965,923	897,408	973,907	897,132
Financial liabilities:
Deposits	$1,528,926	$1,538,430	$1,492,303	$1,503,098
Short-term borrowings	32,395	32,395	47,769	47,769
Long-term borrowings	127,074	138,688	128,823	141,691
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Obligations of:
U.S. Treasury and government agencies	$25	$—	$—	$25
U.S. government sponsored agencies	435	24	—	459
States and political subdivisions	44,464	2,882	(181)	47,165
Residential mortgage-backed securities	490,288	11,645	(6,798)	495,135
Commercial mortgage-backed securities	47,084	1,055	(67)	48,072
Bank-issued trust preferred securities	8,496	1	(618)	7,879
Equity securities	1,213	2,783	(86)	3,910
Total available-for-sale securities	$592,005	$18,390	$(7,750)	$602,645
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$—	$26
U.S. government sponsored agencies	486	30	—	516
States and political subdivisions	42,458	3,292	(82)	45,668
Residential mortgage-backed securities	511,305	12,558	(9,767)	514,096
Commercial mortgage-backed securities	62,129	2,330	(43)	64,416
Bank-issued trust preferred securities	10,966	73	(682)	10,357
Equity securities	1,214	2,977	(85)	4,106
Total available-for-sale securities	$628,584	$21,260	$(10,659)	$639,185
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both March 31, 2013 and December 31, 2012.  At March 31, 2013, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity. In early April of 2013, Peoples increased its investments in mortgage-backed securities, mostly residential, by approximately $60 million, funded from cash and cash equivalents.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Gross gains realized	$2,045	$3,272
Gross losses realized	1,627	109
Net gain realized	$418	$3,163
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	9,120	181	15	—	—	—	9,120	181
Residential mortgage-backed securities	168,316	2,996	34	38,288	3,802	13	206,604	6,798
Commercial mortgage-backed securities	7,640	67	2	—	—	—	7,640	67
Bank-issued trust preferred securities	2,376	18	1	4,487	600	4	6,863	618
Equity securities	—	—	—	90	86	1	90	86
Total	$187,452	$3,262	52	$42,865	$4,488	18	$230,317	$7,750
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	4,558	82	8	—	—	—	4,558	82
Residential mortgage-backed securities	135,250	2,326	28	89,958	7,441	20	225,208	9,767
Commercial mortgage-backed securities	7,681	43	2	—	—	—	7,681	43
Bank-issued trust preferred securities	2,376	18	2	5,434	664	5	7,810	682
Equity securities	—	—	—	91	85	1	91	85
Total	$149,865	$2,469	40	$95,483	$8,190	26	$245,348	$10,659
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2013, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2013 and December 31, 2012, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2013, approximately 92% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored enterprises. The remaining 8%, or six positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the six positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $2.0 million and $1.5 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, one of the four bank-issued trust preferred securities which were in an unrealized loss position were within 90% of book value, while the unrealized losses for the remaining three were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector. The remaining three securities had an aggregate book value of approximately $3.0 million and fair value of $2.4 million at March 31, 2013.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$22	$3	$—	$25
U.S. government sponsored agencies	—	435	—	—	435
States and political subdivisions	360	1,572	15,103	27,429	44,464
Residential mortgage-backed securities	—	2,558	51,735	435,995	490,288
Commercial mortgage-backed securities	—	5,324	26,783	14,977	47,084
Bank-issued trust preferred securities	—	—	—	8,496	8,496
Equity securities					1,213
Total available-for-sale securities	$360	$9,911	$93,624	$486,897	$592,005
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$22	$3	$—	$25
U.S. government sponsored agencies	—	459	—	—	459
States and political subdivisions	367	1,699	16,342	28,757	47,165
Residential mortgage-backed securities	—	2,690	52,925	439,520	495,135
Commercial mortgage-backed securities	—	5,621	27,208	15,243	48,072
Bank-issued trust preferred securities	—	—	—	7,879	7,879
Equity securities					3,910
Total available-for-sale securities	$367	$10,491	$96,478	$491,399	$602,645
Total average yield	5.88%	3.85%	3.17%	2.99%	3.03%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Obligations of:
States and political subdivisions	$3,857	$392	$—	$4,249
Residential mortgage-backed securities	36,547	556	(680)	36,423
Commercial mortgage-backed securities	7,903	53	(61)	7,895
Total held-to-maturity securities	$48,307	$1,001	$(741)	$48,567
December 31, 2012
Obligations of:
States and political subdivisions	$3,860	$390	$—	$4,250
Residential mortgage-backed securities	33,494	1,107	(41)	34,560
Commercial mortgage-backed securities	7,921	393	—	8,314
Total held-to-maturity securities	$45,275	$1,890	$(41)	$47,124
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2013 and 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2013
Residential mortgage-backed securities	$18,903	$680	5	$—	$—	—	$18,903	$680
Commercial mortgage-backed securities	6,741	61	1	—	—	—	6,741	61
Total	$25,644	$741	6	$—	$—	—	$25,644	$741
December 31, 2012
Residential mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—
Commercial mortgage-backed securities	2,398	41	2	—	—	—	2,398	41
Total	$2,398	$41	2	$—	$—	—	$2,398	$41
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$338	$3,519	$3,857
Residential mortgage-backed securities	—	—	541	36,006	36,547
Commercial mortgage-backed securities	—	—	—	7,903	7,903
Total held-to-maturity securities	$—	$—	$879	$47,428	$48,307
Fair value
Obligations of:
States and political subdivisions	$—	$—	$339	$3,910	$4,249
Residential mortgage-backed securities	—	—	548	35,875	36,423
Commercial mortgage-backed securities	—	—	—	7,895	7,895
Total held-to-maturity securities	$—	$—	$887	$47,680	$48,567
Total average yield	—%	—%	2.61%	2.79%	2.79%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $330.0 million and $260.9 million at March 31, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $18.4 million and $45.3 million at March 31, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $23.5 million and $50.4 million at March 31, 2013 and December 31, 2012, respectively, and held-to-maturity securities with a carrying value of $26.7 million at March 31, 2013 to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate, construction	$24,108	$34,265
Commercial real estate, other	381,331	378,073
Commercial real estate	405,439	412,338
Commercial and industrial	174,982	180,131
Residential real estate	237,193	233,841
Home equity lines of credit	50,555	51,053
Consumer	108,353	101,246
Deposit account overdrafts	3,996	6,563
Total loans	$980,518	$985,172
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate	$2,055	$2,145
Commercial and industrial	64	74
Residential real estate	12,489	12,873
Consumer	62	84
Total outstanding balance	$14,670	$15,176
Net carrying amount	$14,193	$14,700
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $203.1 million and $202.0 million at March 31, 2013 and December 31, 2012, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $159.8 million and $123.8 million at March 31, 2013 and December 31, 2012, respectively.

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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	7,947	9,831	—	—
Commercial real estate	7,947	9,831	—	—
Commercial and industrial	327	627	—	181
Residential real estate	3,442	3,136	—	—
Home equity lines of credit	78	24	—	—
Consumer	9	20	3	4
Total	$11,803	$13,638	$3	$185
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
March 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$24,108	$24,108
Commercial real estate, other	4,320	237	4,481	9,038	372,293	381,331
Commercial real estate	4,320	237	4,481	9,038	396,401	405,439
Commercial and industrial	110	129	287	526	174,456	174,982
Residential real estate	2,126	238	1,685	4,049	233,144	237,193
Home equity lines of credit	82	49	9	140	50,415	50,555
Consumer	279	197	3	479	107,874	108,353
Deposit account overdrafts	46	—	—	46	3,950	3,996
Total	$6,963	$850	$6,465	$14,278	$966,240	$980,518
December 31, 2012
Commercial real estate, construction	$—	$77	$—	$77	$34,188	$34,265
Commercial real estate, other	11,382	705	5,144	17,231	360,842	378,073
Commercial real estate	11,382	782	5,144	17,308	395,030	412,338
Commercial and industrial	3,841	116	294	4,251	175,880	180,131
Residential real estate	4,640	1,049	2,019	7,708	226,133	233,841
Home equity lines of credit	274	25	24	323	50,730	51,053
Consumer	926	127	10	1,063	100,183	101,246
Deposit account overdrafts	55	—	—	55	6,508	6,563
Total	$21,118	$2,099	$7,491	$30,708	$954,464	$985,172
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2012 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
March 31, 2013
Commercial real estate, construction	$18,858	$1,013	$73	$—	$4,164	$24,108
Commercial real estate, other	342,106	13,638	24,723	—	864	381,331
Commercial real estate	360,964	14,651	24,796	—	5,028	405,439
Commercial and industrial	149,932	9,079	14,637	—	1,334	174,982
Residential real estate	22,186	1,835	7,412	5	205,755	237,193
Home equity lines of credit	1,018	—	1,090	—	48,447	50,555
Consumer	71	—	41	—	108,241	108,353
Deposit account overdrafts	—	—	—	—	3,996	3,996
Total	$534,171	$25,565	$47,976	$5	$372,801	$980,518
December 31, 2012
Commercial real estate, construction	$29,738	$—	$1,095	$—	$3,432	$34,265
Commercial real estate, other	328,435	18,940	29,573	—	1,125	378,073
Commercial real estate	358,173	18,940	30,668	—	4,557	412,338
Commercial and industrial	150,180	21,566	7,054	—	1,331	180,131
Residential real estate	22,392	1,768	7,597	10	202,074	233,841
Home equity lines of credit	1,051	—	1,094	—	48,908	51,053
Consumer	66	—	47	—	101,133	101,246
Deposit account overdrafts	—	—	—	—	6,563	6,563
Total	$531,862	$42,274	$46,460	$10	$364,566	$985,172
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	16,460	3,458	4,448	7,906	1,226	7,970	—
Commercial real estate	16,460	$3,458	$4,448	$7,906	$1,226	$7,970	$—
Commercial and industrial	696	315	—	315	315	467	—
Residential real estate	3,844	267	3,052	3,319	77	3,279	33
Home equity lines of credit	357	—	357	357	—	348	4
Consumer	162	—	162	162	—	134	4
Total	$21,519	$4,040	$8,019	$12,059	$1,618	$12,198	$41
December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	19,023	2,785	7,053	9,838	1,262	11,048	—
Commercial real estate	19,023	$2,785	$7,053	$9,838	$1,262	$11,048	$—
Commercial and industrial	696	182	437	619	36	518	—
Residential real estate	3,943	418	3,063	3,481	123	2,014	149
Home equity lines of credit	349	—	349	349	—	140	17
Consumer	114	—	114	114	—	49	14
Total	$24,125	$3,385	$11,016	$14,401	$1,421	$13,769	$180
At March 31, 2013, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.
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
During 2013, in accordance with regulatory guidance regarding borrowers who were in Chapter 7 bankruptcy, Peoples identified $274,000 of loans that were TDRs. The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower. The $274,000 of loans were accruing as of March 31, 2013 since Peoples expects to collect all principal and interest payments.
The following table summarizes the loans that were modified as a TDR during the three months ended March 31, 2013. There were no loans modified as a TDR during the three months ended March 31, 2012.

		Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At March 31, 2013
Residential real estate	6	$180	$180	$180
Home equity lines of credit	1	$25	$25	$25
Consumer	10	$69	$69	$69

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the three months ended March 31, 2012 that were modified as a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification). There were no such loans during the three months ended March 31, 2013.

	March 31, 2012
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	3	1,232	—
Total	3	1,232	—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(566)	—	(134)	(2)	(159)	(130)	(991)
Recoveries	1,374	17	116	8	104	65	1,684
Net recoveries (charge-offs)	808	17	(18)	6	(55)	(65)	693
Recovery of loan losses	(1,050)	—	—	—	—	(15)	(1,065)
Balance, March 31, 2013	$13,973	$1,750	$783	$485	$383	$65	$17,439

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,226	$315	$77	$—	$—	$—	$1,618
Loans collectively evaluated for impairment	12,747	1,435	706	485	383	65	15,821
Ending balance	$13,973	$1,750	$783	$485	$383	$65	$17,439

Balance, January 1, 2012	$18,947	$2,434	$1,119	$541	$449	$227	$23,717
Charge-offs	(1,957)	—	(207)	(71)	(214)	(122)	(2,571)
Recoveries	1,606	48	304	7	188	87	2,240
Net (charge-offs) recoveries	(351)	48	97	(64)	(26)	(35)	(331)
Recovery of loan losses	(1,100)	(1,025)	—	—	—	(12)	(2,137)
Balance, March 31, 2012	$17,496	$1,457	$1,216	$477	$423	$180	$21,249

Period-end amount allocated to:
Loans individually evaluated for impairment	$587	$—	$350	$—	$—	$—	$937
Loans collectively evaluated for impairment	16,909	1,457	866	477	423	180	20,312
Ending balance	$17,496	$1,457	$1,216	$477	$423	$180	$21,249

Note 5. Stockholders’ Equity

The following table details the progression in shares of Peoples’ common and treasury stock during the periods presented:

	Common Stock	Treasury Stock
Shares at December 31, 2012	11,155,648	607,688
Changes related to stock-based compensation awards:
Release of restricted common shares	7,611	704
Changes related to deferred compensation plan:
Purchase of treasury stock		712
Reissuance of treasury stock		(7,703)
Common shares issued under dividend reinvestment plan	4,462
Common shares issued under Board of Directors' compensation plan	—	(1,827)
Shares at March 31, 2013	11,167,721	599,574
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors. At March 31, 2013, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income
The following details the change in the components of Peoples’ accumulated other comprehensive income for the three months ended March 31, 2013:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(272)	—	(272)
Other comprehensive income, net of reclassifications and tax	297	29	326
Balance, March 31, 2013	$6,917	$(6,209)	$708
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

The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest cost	$133	$152
Expected return on plan assets	(165)	(196)
Amortization of net loss	52	39
Net periodic cost	$20	$(5)

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest cost	$2	$2
Amortization of net gain	—	(2)
Net periodic cost	$2	$—
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
The following summarizes the changes to Peoples' stock options for the period ended March 31, 2013:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	101,594	$26.09
Expired	33,658	22.85
Outstanding at March 31	67,936	$27.69	1.9 years	$2,000
Exercisable at March 31	67,936	$27.69	1.9 years	$2,000

The following table summarizes Peoples’ stock options outstanding at March 31, 2013:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life (1)	Weighted-Average Exercise Price
$21.70	to	$21.71	2,888	0.0 years	$21.71
$23.59	to	$25.94	2,792	1.4 years	25.41
$26.01	to	$27.74	23,400	1.5 years	27.06
$28.25	to	$28.26	18,573	2.6 years	28.25
$28.57	to	$30.00	20,283	2.1 years	29.09
Total			67,936	1.9 years	$27.69
(1) The weighted-average remaining contractual life of the 2,888 common shares outstanding was less than 1 month.
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes Peoples’ SARs outstanding at March 31, 2013:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	4.3 years
$23.77	11,509	4.5 years
$29.25	9,340	3.6 years
Total	22,849	4.1 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2013, Peoples granted restricted common shares to non-employee directors with a six month time-based vesting period. Also during the first quarter of 2013, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that Peoples has net income greater than zero and maintains a well-capitalized status by regulatory standards. The following summarizes the changes to Peoples’ restricted common shares for the period ended March 31, 2013:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	78,731	$16.36	17,865	$16.07
Awarded	5,500	21.67	72,706	21.82
Released	4,457	13.14	3,154	13.14
Forfeited	601	15.87	912	18.75
Outstanding at March 31	79,173	$16.91	86,505	$20.98

For the three months ended March 31, 2013, the total intrinsic value of restricted common shares released was $166,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Total stock-based compensation	$297	$226
Recognized tax benefit	(104)	(79)
Net expense recognized	$193	$147
Total unrecognized stock-based compensation expense related to unvested awards was $1.8 million at March 31, 2013, which will be recognized over a weighted-average period of 1.6 years.
Note 8.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Distributed earnings allocated to shareholders	$1,275	$1,165
Undistributed earnings allocated to shareholders	3,702	5,458
Net earnings allocated to shareholders	$4,977	$6,623

Weighted-average shares outstanding	10,556,261	10,513,388
Effect of potentially dilutive shares	15,122	—
Total weighted-average diluted shares outstanding	10,571,383	10,513,388

Earnings per share:
Basic	$0.47	$0.63
Diluted	$0.47	$0.63
Stock options and SARs covering an aggregate of 116,566 and 188,212 common shares were excluded from the calculations for the three months ended March 31, 2013 and 2012, respectively, since they were anti-dilutive.

Note 9. Acquisitions

On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area for total cash consideration of $1.5 million. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
On April 5, 2013, Peoples acquired all of the outstanding stock of an insurance agency located in the Jackson, Ohio area for cash consideration, and merged the insurance agency into Peoples' subsidiary Peoples Insurance Agency, LLC. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.
The following is a summary of preliminary changes in goodwill and intangible assets arising from the acquisition in the Pikeville, Kentucky area:

(Dollars in thousands)	Goodwill	Gross Core Deposit	Gross Customer Relationships
Balance, December 31, 2012	$64,881	$8,853	$7,190
Acquired intangible assets	520	—	1,003
Balance, March 31, 2013	$65,401	$8,853	$8,193

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2013
Core deposits	$8,853	$(8,269)	$584
Customer relationships	8,193	(6,391)	1,802
Total acquired intangible assets	$17,046	$(14,660)	$2,386
Mortgage servicing rights			2,190
Total other intangible assets			$4,576

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2013	2012
SIGNIFICANT RATIOS
Return on average stockholders' equity	9.18%	12.90%
Return on average assets	1.06%	1.48%
Net interest margin	3.12%	3.41%
Efficiency ratio (a)	71.61%	65.47%
Pre-provision net revenue to average assets (b)	1.24%	1.66%
Average stockholders' equity to average assets	11.58%	11.49%
Average loans to average deposits	65.36%	69.11%
Dividend payout ratio	25.79%	17.61%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	1.20%	2.16%
Nonperforming assets as a percent of total assets (c)(d)	0.65%	1.18%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	1.28%	2.25%
Allowance for loan losses to loans net of unearned interest (d)	1.78%	2.25%
Allowance for loan losses to nonperforming loans (c)(d)	147.71%	103.69%
Recovery of loan losses to average loans (annualized)	(0.44)%	(0.91)%
Net (recoveries) charge-offs as a percentage of average loans (annualized)	(0.29)%	0.14%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	14.68%	13.82%
Tier 1 capital ratio	14.68%	15.86%
Total risk-based capital ratio	16.04%	17.20%
Leverage ratio	8.90%	10.05%
Tangible equity to tangible assets (e)	8.35%	8.28%
PER SHARE DATA
Earnings per share – Basic	$0.47	$0.63
Earnings per share – Diluted	0.47	0.63
Cash dividends declared per share	0.12	0.11
Book value per share (d)	21.39	19.83
Tangible book value per common share (d)(e)	$14.77	$13.71
Weighted-average shares outstanding – Basic	10,556,261	10,513,388
Weighted-average shares outstanding – Diluted	10,571,383	10,513,388
Common shares outstanding at end of period	10,568,147	10,521,548

(a)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(b)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found later in this section under the caption “Pre-Provision Net Revenue”.

(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(d)	Data presented as of the end of the period indicated.

(e)
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

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)	the success, impact, and timing of Peoples' business strategies, including the integration of recently completed acquisitions, expansion of consumer lending activity and rebranding efforts;

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

(7)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(8)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

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

(15)	the overall adequacy of Peoples' risk management program; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date for this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples Bancorp Inc.’s website – www.peoplesbancorp.com under the “Investor Relations” section.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2012 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 48 financial service locations and 44 ATMs in southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”) and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary and wealth management services.  Brokerage services are offered by Peoples' exclusively through an unaffiliated registered broker-dealer.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2013, which were unchanged from the policies disclosed in Peoples’ 2012 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area (the "Pikeville Acquisition"). On April 5, 2013, Peoples Insurance acquired McNelly Insurance and Consulting Agency, LLC and related customer accounts in Jackson, Ohio. The acquisitions help Peoples maintain the revenue diversity by continuing to grow the fee-based businesses.

◦
Peoples periodically has taken actions to reduce interest rate exposure within the investment portfolio and entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $68.8 million of investment securities, primarily low or volatile yielding residential mortgage-backed securities, during the first quarter of 2013. Some of the proceeds from these investment sales were reinvested in securities during the first quarter with the remaining reinvested early in the second quarter of 2013. In future quarters, Peoples intends to use the cash flow generated from the investment portfolio to fund loan growth.

◦
On December 19, 2012, Peoples repaid the entire $30.9 million aggregate outstanding principal amount of its Series A and Series B Junior Subordinated Debentures and the proceeds were used by PEBO Capital Trust I to redeem 22,975 Series B 8.62% Capital Securities having an aggregate liquidation amount of $23.0 million, held by institutional investors as well as 928 outstanding Common Securities and 7,025 Series B 8.62% Capital Securities, having an aggregate liquidation amount of $8.0 million, held by Peoples (the "Trust Preferred Redemption"). This transaction resulted in Peoples incurring a pre-tax loss of $1.0 million for the redemption premium and unamortized issuance costs. Peoples funded $24.0 million of the repayment with a term note from an unaffiliated financial institution at a significantly lower interest rate, and the balance with cash on hand. As a result of the Trust Preferred Redemption, Peoples will realize an annual interest expense savings of $1.1 million beginning in 2013. Through the first three months of 2013, as a result of the Trust Preferred Redemption, Peoples realized interest expense savings of approximately $0.3 million.

◦
On September 17, 2012, Peoples introduced its new brand as part of a company-wide brand revitalization. The brand is Peoples' promise, which is a guarantee of satisfaction and quality. Peoples will continue to incur costs throughout 2013 associated with the brand revitalization, including marketing due to advertisement, and depreciation for the revitalization of its branch network.

◦
Since the second quarter of 2011, Peoples has experienced generally improving trends in several asset quality metrics, after a three-year trend of higher credit losses and nonperforming assets than Peoples' long-term historical levels. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in recoveries of or lower provisions for loan losses.

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

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board continues to indicate there is the potential for these short-term rates to remain unchanged until certain inflation and unemployment rates are achieved.

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

EXECUTIVE SUMMARY
Net income was $5.0 million, or $0.47 per diluted share for the first quarter of 2013, compared to $6.7 million and $0.63 a year ago and $3.9 million and $0.36 in the fourth quarter of 2012. The decrease in earnings compared to the first quarter of 2012 was largely attributable to higher non-interest expenses and a lower recovery of loan loss in 2013 than experienced in 2012.
In 2013, Peoples had a recovery of loan losses of $1.1 million as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded recovery of loan losses of $0.5 million in the linked quarter, and $2.1 million in the first quarter of 2012. These recoveries represented amounts released from the reserves for loan losses in order to maintain the adequacy of the allowance for loan losses.
Net interest income and margin were $13.0 million and 3.12%, respectively, for the first quarter of 2013, a reduction when compared to the linked quarter and first quarter of 2012. Net interest income decreased 8% compared to the linked quarter and 3% compared to the first quarter of 2012, while margin decreased 9% compared to both periods. The downward pressure on asset yields due to the long-term interest rates remaining at historically low levels was the primary reason for the continued compression of net interest income and margin.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, totaled $9.1 million for the quarter ended March 31, 2013, 3% higher than the linked quarter and in line with the prior year quarter. The linked quarter improvement was largely due to recognition of annual performance-based insurance revenues. Year-over-year increases in trust and investment income, and property and casualty insurance commissions were offset by lower performance-based commissions.
Total non-interest expense was $16.2 million for the quarter ended March 31, 2013, a decrease of 5% from the linked quarter and an increase of 8% over the prior year. The decrease from the linked quarter is largely due to a decrease in marketing expenses related to donations and rebranding costs that were incurred in the fourth quarter of 2012. The increase over the prior year was due in part to the Sistersville acquisition, increased base salaries and wages for employees, and higher depreciation expense related to the new Vienna, WV office and rebranding.
At March 31, 2013, total assets were $1.94 billion versus $1.92 billion at year-end 2012, with the increase due mostly to higher cash balances, which grew $62.9 million. Gross loan balances were relatively flat during 2013. The allowance for loan losses was $17.4 million, or 1.78% of gross loans, compared to $17.8 million and 1.81% at December 31, 2012. Total investment securities decreased 5% to $675.8 million at March 31, 2013, compared to $709.1 million at year-end.
Total liabilities were $1.71 billion at March 31, 2013, up $16.3 million since December 31, 2012. Retail deposit balances experienced continued growth during 2013, increasing $39.6 million compared to year-end 2012. Non-interest-bearing deposits accounted for $23.8 million of the increase and comprised 23.1% of total retail deposits at March 31, 2013 versus 22.1% at year-end 2012. A portion of this growth in retail deposits was the result of normal seasonal increases in governmental/public funds and consumer deposit balances. At March 31, 2013, total borrowed funds were $159.5 million, down $17.1 million compared to year-end.
At March 31, 2013, total stockholders' equity was $226.1 million, up $4.4 million since December 31, 2012. Earnings exceeded dividends declared by $3.7 million. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 14.68% at March 31, 2013, versus 14.06% at December 31, 2012, while the Total Risk-Based Capital ratio was 16.04% versus 15.43% at December 31, 2012. In addition, Peoples' tangible equity to tangible asset ratio was 8.35% and tangible book value per common share was $14.77 at March 31, 2013, versus 8.28% and $14.52 at December 31, 2012, respectively.
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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$39,099	$18	0.20%	$13,014	$7	0.21%	$6,280	$4	0.25%
Investment Securities (1):
Taxable	657,319	4,262	2.59%	646,247	4,720	2.92%	646,847	5,553	3.40%
Nontaxable (2)	48,213	583	4.84%	43,648	569	5.22%	36,057	525	5.82%
Total investment securities	705,532	4,845	2.75%	689,895	5,289	3.07%	682,904	6,078	3.56%
Loans (3):
Commercial	606,836	6,701	4.48%	619,762	7,541	4.84%	612,717	7,224	4.74%
Real estate (4)	271,128	3,359	4.96%	272,635	3,564	5.23%	243,972	3,140	5.09%
Consumer	104,347	1,435	5.58%	103,369	1,463	5.63%	89,541	1,425	6.40%
Total loans	982,311	11,495	4.73%	995,766	12,568	5.03%	946,230	11,789	5.00%
Less: Allowance for loan losses	(18,783)			(19,865)			(24,429)
Net loans	963,528	11,495	4.81%	975,901	12,568	5.13%	921,801	11,789	5.14%
Total earning assets	1,708,159	16,358	3.86%	1,678,810	17,864	4.24%	1,610,985	17,871	4.45%
Intangible assets	69,988			68,422			64,425
Other assets	136,572			140,092			131,331
Total assets	$1,914,719			$1,887,324			$1,806,741
Deposits:
Savings accounts	$190,769	$25	0.05%	$178,200	$23	0.05%	$146,633	$21	0.06%
Governmental deposit accounts	145,714	202	0.56%	145,240	201	0.55%	143,561	237	0.66%
Interest-bearing demand accounts	126,763	25	0.08%	118,039	23	0.08%	108,323	34	0.13%
Money market accounts	288,161	96	0.14%	265,181	91	0.14%	261,268	124	0.19%
Brokered deposits	54,134	476	3.57%	55,387	491	3.53%	61,443	528	3.46%
Retail certificates of deposit	381,650	1,115	1.18%	404,356	1,223	1.20%	400,444	1,603	1.61%
Total interest-bearing deposits	1,187,191	1,939	0.66%	1,166,403	2,052	0.70%	1,121,672	2,547	0.91%
Borrowed Funds:
Short-term FHLB advances	2,000	1	0.20%	9,359	4	0.17%	15,267	4	0.09%
Retail repurchase agreements	31,975	12	0.15%	35,841	13	0.15%	42,242	15	0.15%
Total short-term borrowings	33,975	13	0.15%	45,200	17	0.15%	57,509	19	0.13%
Long-term FHLB advances	64,538	541	3.40%	65,750	560	3.39%	73,578	617	3.37%
Wholesale repurchase agreements	40,000	363	3.63%	40,000	370	3.70%	56,923	502	3.49%
Other borrowings	23,883	235	3.94%	23,072	466	8.06%	22,605	495	8.66%
Total long-term borrowings	128,421	1,139	3.57%	128,822	1,396	4.16%	153,106	1,614	4.20%
Total borrowed funds	162,396	1,152	2.86%	174,022	1,413	3.20%	210,615	1,633	3.09%
Total interest-bearing liabilities	1,349,587	3,091	0.93%	1,340,425	3,465	1.03%	1,332,287	4,180	1.26%
Non-interest-bearing deposits	319,994			298,210			247,487
Other liabilities	23,381			28,120			19,350
Total liabilities	1,692,962			1,666,755			1,599,124
Total stockholders’ equity	221,757			220,569			207,617
Total liabilities and
stockholders’ equity	$1,914,719			$1,887,324			$1,806,741
Interest rate spread		$13,267	2.93%		$14,399	3.21%		$13,691	3.19%
Net interest margin			3.12%			3.42%			3.41%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Net interest income, as reported	$12,975	$14,110	$13,432
Taxable equivalent adjustments	292	289	259
Fully tax-equivalent net interest income	$13,267	$14,399	$13,691
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2013 Compared to
(Dollars in thousands)	December 31, 2012			March 31, 2012
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(3)	$14	$11	$(6)	$20	$14
Investment Securities: (2)
Taxable	(951)	492	(459)	(1,875)	584	(1,291)
Nontaxable	(177)	192	15	(453)	511	58
Total investment income	(1,128)	684	(444)	(2,328)	1,095	(1,233)
Loans:
Commercial	(658)	(183)	(841)	(446)	(77)	(523)
Real estate	(189)	(16)	(205)	(489)	708	219
Consumer	(66)	39	(27)	(817)	827	10
Total loan income	(913)	(160)	(1,073)	(1,752)	1,458	(294)
Total interest income	(2,044)	538	(1,506)	(4,086)	2,573	(1,513)
INTEREST EXPENSE:
Deposits:
Savings accounts	1	1	2	(10)	14	4
Government deposit accounts	(729)	624	(105)	(910)	769	(141)
Interest-bearing demand accounts	173	6	179	153	15	168
Money market accounts	(29)	(37)	(66)	(52)	(47)	(99)
Brokered certificates of deposit	24	(39)	(15)	93	(145)	(52)
Retail certificates of deposit	(22)	(86)	(108)	(414)	(74)	(488)
Total deposit cost	(582)	469	(113)	(1,140)	532	(608)
Borrowed funds:
Short-term borrowings	6	(10)	(4)	12	(18)	(6)
Long-term borrowings	(335)	78	(257)	(279)	(196)	(475)
Total borrowed funds cost	(329)	68	(261)	(267)	(214)	(481)
Total interest expense	(911)	537	(374)	(1,407)	318	(1,089)
Net interest income	$(1,133)	$1	$(1,132)	$(2,679)	$2,255	$(424)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
Net interest income for the first quarter of 2013 was 3% lower than the prior year first quarter and 8% lower than the linked quarter. The yield curve remained relatively flat and interest rates remained low during the first quarter of 2013, which placed greater downward pressure on Peoples' net interest income and net interest margin. The yield on investment securities declined further in the first quarter of 2013, as the impact of lower reinvestment rates was magnified by the continued high levels of principal prepayments within mortgage-backed securities. During the first quarter of 2013, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $9.6 million, compared to a monthly average of approximately $10.9 million during the same period in 2012. The cash flow received from the investment portfolio in the first quarter had an average yield of 2.73% and was reinvested in securities with a yield in the range of 1.75% to 2.25%. Contributing to the linked quarter decrease was $330,000 of additional interest income realized in the fourth quarter of 2012 for prepayment fees and interest recovered on nonaccrual loans.
Peoples' funding costs benefited from Peoples' strategy of replacing higher-cost funding with low-cost deposits. During the three months of 2013, non-interest-bearing deposit balances increased $23.8 million while retail certificates of deposit balances decreased $38.4 million. Peoples realized a decrease of 63 basis points in the cost of long-term borrowings compared to the prior year and 59 basis points compared to the linked quarter, due largely to the Trust Preferred Redemption during the fourth quarter of 2012. Peoples' expects to realize an annual interest expense savings of $1.1 million in 2013. Peoples remains diligent in minimizing the impact of margin compression on net interest income, with earning asset growth to be the key driver.
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
(Recovery of) Provision for Loan Losses
The following table details Peoples’ recovery of, or provision for, loan losses:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
(Recovery of) provision for checking account overdrafts	$(15)	$82	$(12)
Recovery of other loan losses	(1,050)	(585)	(2,125)
Net recovery of loan losses	$(1,065)	$(503)	$(2,137)
As a percentage of average gross loans (a)	(0.44)%	(0.20)%	(0.91)%
(a) Presented on an annualized basis
The recovery of, or provision for, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during the three months of 2013 was driven mostly by a single $1.1 million recovery on a commercial real estate loan that had previously incurred charge-offs, and continued improving trends in various credit quality metrics, including historical loss trends and level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Net (loss) gain on OREO	$(5)	$58	$56
Loss on debt extinguishment	—	(1,033)	(3,111)
Net loss on bank premises and equipment	—	(85)	(7)
Net other losses	$(5)	$(1,060)	$(3,062)
The loss on debt extinguishment for the fourth quarter of 2012 was due to the Trust Preferred Redemption. The loss on debt extinguishment for the first quarter of 2012 was a result of the prepayment of $35.0 million of wholesale borrowings.
Non-Interest Income
Insurance income comprised the largest portion of first quarter 2013 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Property and casualty insurance commissions	$2,171	$1,866	$1,823
Performance-based commissions	504	—	919
Life and health insurance commissions	146	141	127
Credit life and A&H insurance commissions	23	29	23
Other fees and charges	34	52	59
Total insurance income	$2,878	$2,088	$2,951
Peoples' property and casualty insurance commission income benefited from the Pikeville Acquisition. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers. The decrease in 2013 was largely attributable to a major storm that hit the region in June 2012.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,605	$1,912	$1,740
Account maintenance fees	290	303	321
Other fees and charges	162	22	176
Total deposit account service charges	$2,057	$2,237	$2,237
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

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Fiduciary	$1,189	$1,202	$1,069
Brokerage	513	417	427
Total trust and investment income	$1,702	$1,619	$1,496

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(Dollars in thousands)
Trust assets under management	$927,675	$888,134	$874,293	$847,962	$853,444
Brokerage assets under management	433,217	404,320	398,875	309,852	284,453
Total managed assets	$1,360,892	$1,292,454	$1,273,168	$1,157,814	$1,137,897
Quarterly average	$1,332,353	$1,277,452	$1,203,285	$1,138,261	$1,116,327
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. In addition, Peoples had added new business related to the retirement plans for which it manages the assets and provides services. The U.S. financial markets experienced a general increase in market value during the first quarter, which also contributed to the increase in managed assets. Peoples also added approximately $80 million in brokerage assets during the third quarter of 2012 and $20 million in the second quarter of 2012 due to acquisitions completed during the quarters.
First quarter 2013 mortgage banking income, while 31% higher than the last year's first quarter, was down 29% on a linked quarter basis. The fluctuations correspond with changes in refinancing activity, which are driven by mortgage interest rates available in the secondary market and customers' preference for long-term, fixed rate loans. In addition, Peoples retained a small percentage of the loans originated during the first three months of 2013. In the first quarter of 2013, Peoples sold approximately $32 million of loans to the secondary market compared to $43 million in the linked quarter and $23 million for the first quarter of 2012.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Base salaries and wages	$5,632	$5,389	$5,148
Sales-based and incentive compensation	1,525	1,940	1,345
Employee benefits	982	936	1,233
Stock-based compensation	297	340	226
Deferred personnel costs	(494)	(496)	(435)
Payroll taxes and other employment costs	775	606	728
Total salaries and employee benefit costs	$8,717	$8,715	$8,245
Full-time equivalent employees:
Actual at end of period	517	494	499
Average during the period	509	498	506

For the three months ended March 31, 2013, base salaries and wages were higher than prior periods due to annual base salary adjustments, plus the increase in full-time equivalent employees. The increase in full-time equivalent employees is largely due to the Pikeville Acquisition. Sales-based and incentive compensation was impacted by a lower expense accrual associated with corporate incentive plans, which are tied in part to Peoples' performance. The year-over-year increase was due largely to higher sales-based compensation corresponding with increased sales production within its mortgage banking, insurance and wealth management activities. Compared to the prior year, employee benefit costs have benefited from lower employee medical benefit plan expenses, which are tied to claims activity.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Depreciation	$767	$715	$496
Repairs and maintenance costs	446	389	312
Net rent expense	221	151	239
Property taxes, utilities and other costs	424	481	385
Total net occupancy and equipment expense	$1,858	$1,736	$1,432
Depreciation expense increased over the prior year due to capital expenditures Peoples made during 2012, including the new Vienna, West Virginia office and the new signage resulting from the introduction of the new brand. The increase in repairs and maintenance costs was a result of the timing of maintenance costs, such as snow removal.
Professional fees were $287,000 lower compared to the linked quarter due to the non-recurrence of consulting costs incurred associated with acquisition opportunities and outsourced services during the fourth quarter of 2012.
Marketing expense, which includes advertising, donation and other public relations costs, decreased $742,000 compared to the linked quarter. The variance was the result of rebranding efforts and contributions made in the fourth quarter of 2012 to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the amount of any contribution determined based largely on the level of need within the communities Peoples serves.
Management continues to expect Peoples' total non-interest expenses to be approximately $16.5 million per quarter during 2013, without any new acquisition-related costs. Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 71.61% for the first quarter of 2013, down slightly from the linked quarter of 72.99% but higher than the prior year of 65.47%. Management continues to target an efficiency ratio in the range of 68% to 70% for 2013.
Income Tax Expense
For the three months ended March 31, 2013, Peoples recorded income tax expense of $2.3 million, for an effective tax rate of 31.6%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $3.1 million for the same period in 2012, for an effective tax rate of 31.6%.

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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)

Pre-Provision Net Revenue:
Income before income taxes	$7,340	$5,539	$9,736
Add: loss on debt extinguishment	—	1,033	3,111
Add: loss on loans held-for-sale and OREO	5	—	—
Add: loss on other assets	—	85	7
Less: recovery of loan losses	1,065	503	2,137
Less: gain on loans held-for-sale and OREO	—	58	56
Less: net gain on securities transactions	418	273	3,163
Pre-provision net revenue	$5,862	$5,823	$7,498

Pre-provision net revenue	$5,862	$5,823	$7,498
Total average assets	1,914,719	1,887,324	1,806,741

Pre-provision net revenue to total average assets (a)	1.24%	1.23%	1.66%
(a) Presented on an annualized basis
PPNR decreased compared to the first quarter of 2012 due mostly to the increase of $1.2 million in total expenses over the prior year. The decrease in net interest income and non-interest income also contributed to the decrease.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2013, Peoples' interest-bearing deposits in other banks included $92.1 million in excess cash reserves being maintained at the Federal Reserve Bank, compared to $11.6 million at December 31, 2012. The higher balance at March 31, 2013 was due to the timing of the investment sales late in the first quarter of 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2013, Peoples' total cash and cash equivalents increased $62.9 million, as cash provided by Peoples' operating activities, investing and financing activities were $10.8 million, $33.8 million and $18.3 million, respectively. Investing activities contributed $33.8 million of cash as proceeds from sales and principal payments of investment securities exceeded the purchases of investment securities by $30.0 million. However, in early April, Peoples increased its investments by approximately $60 million, funded from cash and cash equivalents. Within Peoples' financing activities, deposit growth generated $36.6 million of cash which was used primarily to reduce borrowed funds by $17.1 million.
In comparison, Peoples' investing activities in the three months of 2012 exceeded the $8.4 million of cash generated by operating activities. Investing activities used $9.0 million of cash to fund the $5.9 million net loan growth, while purchases of investment securities exceeded the proceeds from sales and principal payments by $3.9 million. Within Peoples' financing activities, deposit growth generated $47.4 million of cash which was used primarily to reduce borrowed funds by $45.5 million and to repurchase the warrant held by the U.S Treasury.

Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$25	$26	$28	$30	$31
U.S. government sponsored agencies	459	516	575	648	702
States and political subdivisions	47,165	45,668	42,154	39,351	34,175
Residential mortgage-backed securities	495,135	514,096	472,439	525,391	522,659
Commercial mortgage-backed securities	48,072	64,416	61,345	42,410	36,230
Bank-issued trust preferred securities	7,879	10,357	10,105	12,744	12,901
Equity securities	3,910	4,106	2,714	3,412	3,338
Total fair value	$602,645	$639,185	$589,360	$623,986	$610,036
Total amortized cost	$592,005	$628,584	$579,722	$614,131	$602,817
Net unrealized gain	$10,640	$10,601	$9,638	$9,855	$7,219

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,857	$3,860	$3,862	$3,864	$3,524
Residential mortgage-backed securities	36,547	33,494	20,770	25,344	23,902
Commercial mortgage-backed securities	7,903	7,921	7,940	7,964	6,872
Total amortized cost	$48,307	$45,275	$32,572	$37,172	$34,298

Total investment portfolio:
Amortized cost	$640,312	$673,859	$612,294	$651,303	$637,115
Carrying value	$650,952	$684,460	$621,932	$661,158	$644,334
Peoples has maintained the size of its investment portfolio over the last several quarters due to the lack of meaningful loan growth. The 5% decrease in the investment portfolio during the quarter was due to the timing of the sale of approximately $70 million of investment securities late in the quarter. As a result, the funds could not be reinvested until early in the second quarter 2013. In 2013 and throughout 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase, for which management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.
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

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Residential	$32,748	$37,267	$40,827	$46,161	$52,900
Commercial	—	—	—	997	1,170
Total fair value	$32,748	$37,267	$40,827	$47,158	$54,070
Total amortized cost	$31,915	$36,395	$38,681	$45,512	$53,125
Net unrealized gain	$833	$872	$2,146	$1,646	$945

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in the first quarter of 2013 and prior quarters. At March 31, 2013, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Gross portfolio loans:
Commercial real estate, construction	$24,108	$34,265	$50,804	$43,775	$43,510
Commercial real estate, other	381,331	378,073	379,561	394,323	394,034
Commercial real estate	405,439	412,338	430,365	438,098	437,544
Commercial and industrial	174,982	180,131	172,068	161,893	150,431
Residential real estate	237,193	233,841	233,501	212,813	218,745
Home equity lines of credit	50,555	51,053	51,137	48,414	48,067
Consumer	108,353	101,246	100,116	92,334	86,965
Deposit account overdrafts	3,996	6,563	1,580	1,726	2,351
Total portfolio loans	$980,518	$985,172	$988,767	$955,278	$944,103
Percent of loans to total loans:
Commercial real estate, construction	2.4%	3.5%	5.1%	4.6%	4.6%
Commercial real estate, other	38.9%	38.4%	38.4%	41.2%	41.8%
Commercial real estate	41.3%	41.9%	43.5%	45.8%	46.4%
Commercial and industrial	17.8%	18.3%	17.4%	16.9%	15.9%
Residential real estate	24.2%	23.7%	23.6%	22.3%	23.2%
Home equity lines of credit	5.2%	5.2%	5.2%	5.1%	5.1%
Consumer	11.1%	10.3%	10.1%	9.7%	9.2%
Deposit account overdrafts	0.4%	0.6%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$343,769	$330,721	$307,052	$296,025	$281,015

The decrease in construction loans was due to a loan converting to a permanent financing, resulting in the loan being reclassified to a commercial real estate, other loan because the construction period ended. The majority of Peoples' residential mortgage originations continues to be sold to the secondary market, due to customers' preference for long-term, fixed-rate loans. During the first quarter of 2013, Peoples did retain a larger percentage of residential mortgage loans originated than in prior quarters which caused the increase in residential real estate loans over the prior periods. Consumer loan balances, which consist mostly of loans to finance automobile purchases, continued to increase in 2013 due largely to Peoples placing greater emphasis on its consumer lending activity in recent quarters.
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2013:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$60,896	$25	$60,921	15.6%
Apartment complexes	50,255	1,736	51,991	13.3%
Office buildings and complexes:
Owner occupied	6,839	121	6,960	1.8%
Non-owner occupied	23,313	237	23,550	6.0%
Total office buildings and complexes	30,152	358	30,510	7.8%
Light industrial facilities:
Owner occupied	25,688	1,334	27,022	6.9%
Non-owner occupied	8,107	—	8,107	2.1%
Total light industrial facilities	33,795	1,334	35,129	9.0%
Retail facilities:
Owner occupied	10,576	255	10,831	2.8%
Non-owner occupied	18,776	449	19,225	4.9%
Total retail facilities	29,352	704	30,056	7.7%
Assisted living facilities and nursing homes	22,560	255	22,815	5.8%
Mixed commercial use facilities:
Owner occupied	9,082	191	9,273	2.4%
Non-owner occupied	14,891	21	14,912	3.8%
Total mixed commercial use facilities	23,973	212	24,185	6.2%
Day care facilities:
Owner occupied	10,203	—	10,203	2.6%
Non-owner occupied	6,347	—	6,347	1.6%
Total day care facilities	16,550	—	16,550	4.2%
Health care facilities:
Owner occupied	7,403	6	7,409	1.9%
Non-owner occupied	17,199	—	17,199	4.4%
Total health care facilities	24,602	6	24,608	6.3%
Restaurant facilities:
Owner occupied	9,745	41	9,786	2.6%
Non-owner occupied	1,992	—	1,992	0.5%
Total restaurant facilities	11,737	41	11,778	3.1%
Other	77,459	4,566	82,025	21.0%
Total commercial real estate, other	$381,331	$9,237	$390,568	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$4,239	$2,875	$7,114	16.8%
Residential property	1,916	11,434	13,350	31.4%
Apartment complexes	4,790	3,343	8,133	19.2%
Restaurant facilities	3,864	—	3,864	9.1%
Mixed commercial use facilities - non-owner occupied	2,935	27	2,962	7.0%
Other	6,364	672	7,036	16.5%
Total commercial real estate, construction	$24,108	$18,351	$42,459	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both March 31, 2013 and December 31, 2012.
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

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Commercial real estate	$13,973	$14,215	$14,973	$16,212	$17,496
Commercial and industrial	1,750	1,733	1,667	1,524	1,457
Residential real estate	783	801	837	1,090	1,216
Home equity lines of credit	485	479	470	478	477
Consumer	383	438	480	456	423
Deposit account overdrafts	65	145	180	165	180
Total allowance for loan losses	$17,439	$17,811	$18,607	$19,925	$21,249
As a percentage of total loans	1.78%	1.81%	1.88%	2.09%	2.25%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the first quarter of 2013, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $15.2 million or 17% since year-end 2012, reflecting $6.7 million in principal paydowns. Peoples upgraded $6.1 million in loans during 2013 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate for the eighth consecutive quarter. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Gross charge-offs:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	566	2,034	266	889	1,957
Commercial real estate	566	2,034	266	889	1,957
Commercial and industrial	—	1	—	33	—
Residential real estate	134	201	329	354	207
Home equity lines of credit	2	—	17	6	71
Consumer	159	144	83	131	214
Deposit account overdrafts	130	157	163	132	122
Total gross charge-offs	991	2,537	858	1,545	2,571
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	1,374	1,861	127	805	1,606
Commercial real estate	1,374	1,861	127	805	1,606
Commercial and industrial	17	67	143	100	48
Residential real estate	116	165	76	228	304
Home equity lines of credit	8	9	9	7	7
Consumer	104	102	107	164	188
Deposit account overdrafts	65	40	34	37	87
Total recoveries	1,684	2,244	496	1,341	2,240
Net (recoveries) charge-offs:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(808)	173	139	84	351
Commercial real estate	(808)	173	139	84	351
Commercial and industrial	(17)	(66)	(143)	(67)	(48)
Residential real estate	18	36	253	126	(97)
Home equity lines of credit	(6)	(9)	8	(1)	64
Consumer	55	42	(24)	(33)	26
Deposit account overdrafts	65	117	129	95	35
Total net (recoveries) charge-offs	$(693)	$293	$362	$204	$331
Ratio of net (recoveries) charge-offs to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.33)%	0.07%	0.06%	0.04%	0.15%
Commercial real estate	(0.33)%	0.07%	0.06%	0.04%	0.15%
Commercial and industrial	(0.01)%	(0.03)%	(0.06)%	(0.03)%	(0.02)%
Residential real estate	0.01%	0.01%	0.11%	0.05%	(0.04)%
Home equity lines of credit	—%	—%	—%	—%	0.03%
Consumer	0.02%	0.02%	(0.01)%	(0.01)%	0.01%
Deposit account overdrafts	0.02%	0.05%	0.05%	0.04%	0.01%
Total	(0.29)%	0.12%	0.15%	0.09%	0.14%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$37	$—
Commercial and industrial	—	181	27	—	—
Residential real estate	—	—	—	—	—
Consumer	3	4	—	14	—
Total	3	185	27	51	—
Nonaccrual loans:
Commercial real estate	5,739	7,259	9,846	9,720	12,906
Commercial and industrial	327	627	408	474	1,949
Residential real estate	3,166	2,786	2,884	3,693	3,805
Real estate construction	—	—	—	—	—
Home equity	78	24	15	215	200
Consumer	9	20	10	—	—
Total	9,319	10,716	13,163	14,102	18,860
Troubled debt restructurings:
Commercial real estate	2,208	2,572	1,891	2,416	1,302
Commercial and industrial	—	—	8	—	—
Residential real estate	276	350	419	49	330
Total	2,484	2,922	2,318	2,465	1,632
Total nonperforming loans (NPLs)	11,806	13,823	15,508	16,618	20,492
Other real estate owned (OREO)
Commercial	815	815	815	815	869
Residential	—	21	358	325	—
Total	815	836	1,173	1,140	869
Total nonperforming assets (NPAs)	$12,621	$14,659	$16,681	$17,758	$21,361
NPLs as a percent of total loans	1.20%	1.39%	1.55%	1.73%	2.16%
NPAs as a percent of total assets	0.65%	0.76%	0.89%	0.97%	1.18%
NPAs as a percent of gross loans and OREO	1.28%	1.48%	1.66%	1.85%	2.25%
Allowance for loan losses as a percent of NPLs	147.71%	128.86%	119.98%	119.90%	103.69%
The decrease in nonperforming assets during the first quarter of 2013 was due mostly to two commercial real estate loans, with one borrower, being paid-off. The relationship had an aggregate outstanding principal balance of $1.4 million at December 31, 2012. The reduction contributed to the decrease in total criticized loans, which were down 17% at March 31, 2013 versus year-end 2012.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Interest-bearing deposits:
Retail certificates of deposit	$353,894	$392,313	$413,837	$411,401	$392,503
Money market deposit accounts	288,538	288,404	251,735	246,657	252,395
Governmental deposit accounts	167,441	130,630	157,802	158,832	165,310
Savings accounts	200,549	183,499	172,715	161,664	155,097
Interest-bearing demand accounts	124,969	124,787	112,854	112,476	110,731
Total retail interest-bearing deposits	1,135,391	1,119,633	1,108,943	1,091,030	1,076,036
Brokered certificates of deposits	52,648	55,599	55,168	54,639	54,069
Total interest-bearing deposits	1,188,039	1,175,232	1,164,111	1,145,669	1,130,105
Non-interest-bearing deposits	340,887	317,071	288,376	272,627	268,444
Total deposits	$1,528,926	$1,492,303	$1,452,487	$1,418,296	$1,398,549
During the first quarter of 2013, Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as certificates of deposit (“CDs”) and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental deposits and similar non-core deposits, as well as non-renewal of maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters.
First quarter 2013 non-interest-bearing deposit growth included a $12.1 million increase in commercial deposit balances. The higher balances reflect Peoples' continued focus on obtaining the deposit relationships of its commercial clients. Retail deposit balances also benefited from seasonal increases in governmental deposits and consumer deposit balances, both savings and non-interest-bearing, which typically occur annually during the first quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Short-term borrowings:
FHLB advances	$—	$15,000	$—	$7,500	$—
Retail repurchase agreements	32,395	32,769	37,651	35,847	44,905
Total short-term borrowings	32,395	47,769	37,651	43,347	44,905
Long-term borrowings:
FHLB advances	64,348	64,904	66,270	66,471	66,652
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Other long-term borrowings	22,726	23,919	—	—	—
Total long-term borrowings	127,074	128,823	106,270	106,471	106,652
Subordinated debentures held by subsidiary trust	—	—	22,627	22,618	22,609
Total borrowed funds	$159,469	$176,592	$166,548	$172,436	$174,166
Any short-term FHLB advances would consist of overnight borrowings by Peoples being maintained in connection with the management of Peoples' daily liquidity position; however, there were none at March 31, 2013.
As disclosed in Peoples' 2012 Form 10-K, Peoples entered into a loan agreement on December 18, 2012, and is subject to certain covenants. At March 31, 2013, Peoples was in compliance with the applicable material covenants imposed by this agreement.

Capital/Stockholders’ Equity
During the first quarter of 2013, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared. At March 31, 2013, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Capital Amounts:
Tier 1 common	$164,329	$160,604	$157,520	$156,565	$153,180
Tier 1	164,329	160,604	180,147	179,183	175,789
Total (Tier 1 and Tier 2)	179,582	176,224	195,083	194,307	190,694
Net risk-weighted assets	$1,119,757	$1,141,938	$1,136,532	$1,124,982	$1,108,633
Capital Ratios:
Tier 1 common	14.68%	14.06%	13.86%	13.92%	13.82%
Tier 1	14.68%	14.06%	15.85%	15.93%	15.86%
Total (Tier 1 and Tier 2)	16.04%	15.43%	17.16%	17.27%	17.20%
Leverage ratio	8.90%	8.83%	10.13%	10.18%	10.05%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial information since their calculation removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for a company to incur losses but remain solvent.
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Tangible Equity:
Total stockholders' equity, as reported	$226,079	$221,728	$218,835	$214,623	$208,666
Less: goodwill and other intangible assets	69,977	68,525	68,422	65,383	64,429
Tangible equity	$156,102	$153,203	$150,413	$149,240	$144,237

Tangible Assets:
Total assets, as reported	$1,938,722	$1,918,050	$1,866,510	$1,831,359	$1,805,923
Less: goodwill and other intangible assets	69,977	68,525	68,422	65,383	64,429
Tangible assets	$1,868,745	$1,849,525	$1,798,088	$1,765,976	$1,741,494

Tangible Book Value per Common Share:
Tangible equity	$156,102	$153,203	$150,413	$149,240	$144,237
Common shares outstanding	10,568,147	10,547,960	10,534,445	10,526,954	10,521,548

Tangible book value per common share	$14.77	$14.52	$14.28	$14.18	$13.71

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$156,102	$153,203	$150,413	$149,240	$144,237
Tangible assets	$1,868,745	$1,849,525	$1,798,088	$1,765,976	$1,741,494

Tangible equity to tangible assets	8.35%	8.28%	8.37%	8.45%	8.28%

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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2012 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
300	$9,651	19.9%	$9,688	19.6%	$(29,943)	(12.1)%	$(20,348)	(8.5)%
200	8,171	16.9%	8,627	17.5%	(14,511)	(5.9)%	(3,888)	(1.6)%
100	5,545	11.5%	6,311	12.8%	1,343	0.5%	7,344	3.1%
At March 31, 2013, Peoples' Consolidated Balance Sheets remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. The benefit of the actions taken late in the first quarter of 2013 within the investment portfolio to reduce interest rate exposure were not reflected in the analysis above because a majority of the funds were not reinvested until early in the second quarter of 2013. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheets, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2012 Form 10-K.
At March 31, 2013, Peoples had liquid assets of $287.5 million, which represented 13.8% of total assets and unfunded commitments. This amount exceeded the minimal level of $41.7 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $44.4 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Home equity lines of credit	$44,124	$43,818	$43,719	$42,043	$40,499
Unadvanced construction loans	19,092	11,839	14,261	17,578	18,118
Other loan commitments	127,665	113,868	142,269	112,604	112,436
Loan commitments	190,881	169,525	200,249	172,225	171,053

Standby letters of credit	$34,771	$35,373	$36,218	$40,330	$39,862
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2012 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2013:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2013	94	(2)	$21.10	(2)	—	—
February 1 - 28, 2013	618	(2)	$21.84	(2)	—	—
March 1 - 31, 2013	—		$—		—	—
Total	712		$21.74		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2013.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 24, 2013	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 24, 2013	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Restricted Stock Award Agreement used and to be used to evidence awards of restricted stock to non-employee directors of Peoples Bancorp Inc. under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2013; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to the Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.