Form 10-Q
period 2013-06-30
PEOPLES BANCORP INC
filed 2013-07-25
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,804,591 common shares, without par value, at July 24, 2013.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$32,486	$47,256
Interest-bearing deposits in other banks	5,271	15,286
Total cash and cash equivalents	37,757	62,542
Available-for-sale investment securities, at fair value (amortized cost of $606,441 at June 30, 2013 and $628,584 at December 31, 2012)	600,328	639,185
Held-to-maturity investment securities, at amortized cost (fair value of $46,610 at June 30, 2013 and $47,124 at December 31, 2012)	48,098	45,275
Other investment securities, at cost	24,822	24,625
Total investment securities	673,248	709,085
Loans, net of deferred fees and costs	1,030,229	985,172
Allowance for loan losses	(17,113)	(17,811)
Net loans	1,013,116	967,361
Loans held for sale	4,953	6,546
Bank premises and equipment, net	28,544	27,013
Bank owned life insurance	44,660	51,229
Goodwill	65,786	64,881
Other intangible assets	5,822	3,644
Other assets	25,955	25,749
Total assets	$1,899,841	$1,918,050
Liabilities
Deposits:
Non-interest-bearing	$325,125	$317,071
Interest-bearing	1,110,653	1,175,232
Total deposits	1,435,778	1,492,303
Short-term borrowings	92,521	47,769
Long-term borrowings	125,714	128,823
Accrued expenses and other liabilities	26,681	27,427
Total liabilities	1,680,694	1,696,322
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,183,245 shares issued at June 30, 2013 and 11,155,648 shares issued at December 31, 2012, including shares in treasury	167,964	167,039
Retained earnings	76,294	69,158
Accumulated other comprehensive (loss) income, net of deferred income taxes	(10,148)	654
Treasury stock, at cost, 600,084 shares at June 30, 2013 and 607,688 shares at December 31, 2012	(14,963)	(15,123)
Total stockholders’ equity	219,147	221,728
Total liabilities and stockholders’ equity	$1,899,841	$1,918,050

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$11,533	$12,043	$22,987	$23,803
Interest and dividends on taxable investment securities	4,159	4,939	8,374	10,446
Interest on tax-exempt investment securities	394	355	773	696
Other interest income	25	4	43	8
Total interest income	16,111	17,341	32,177	34,953
Interest Expense:
Interest on deposits	1,798	2,289	3,737	4,836
Interest on short-term borrowings	22	19	35	38
Interest on long-term borrowings	1,136	929	2,275	2,048
Interest on junior subordinated debentures held by subsidiary trust	—	492	—	987
Total interest expense	2,956	3,729	6,047	7,909
Net interest income	13,155	13,612	26,130	27,044
Recovery of loan losses	(1,462)	(1,120)	(2,527)	(3,257)
Net interest income after recovery of loan losses	14,617	14,732	28,657	30,301
Other Income:
Insurance income	3,220	2,438	6,098	5,389
Deposit account service charges	2,045	2,230	4,102	4,467
Trust and investment income	1,772	1,449	3,474	2,945
Electronic banking income	1,561	1,464	2,980	2,952
Mortgage banking income	365	682	1,083	1,231
Net gain on investment securities	26	—	444	3,163
Net loss on asset disposals and other transactions	(6)	(43)	(11)	(3,105)
Other non-interest income	253	235	551	596
Total other income	9,236	8,455	18,721	17,638
Other Expenses:
Salaries and employee benefit costs	8,934	8,415	17,651	16,660
Net occupancy and equipment	1,626	1,503	3,484	2,935
Professional fees	1,002	1,204	1,896	2,017
Electronic banking expense	885	870	1,725	1,564
Marketing expense	562	481	1,012	956
Data processing and software	488	485	949	972
Franchise tax	413	414	826	826
Communication expense	361	288	664	636
FDIC insurance	250	223	530	532
Foreclosed real estate and other loan expenses	223	255	440	476
Amortization of other intangible assets	164	109	353	216
Other non-interest expense	1,514	1,439	3,077	2,912
Total other expenses	16,422	15,686	32,607	30,702
Income before income taxes	7,431	7,501	14,771	17,237
Income tax expense	2,510	2,471	4,828	5,550
Net income	$4,921	$5,030	$9,943	$11,687
Earnings per share - basic	$0.46	$0.47	$0.93	$1.10
Earnings per share - diluted	$0.46	$0.47	$0.93	$1.10
Weighted-average number of shares outstanding - basic	10,576,643	10,524,429	10,566,508	10,518,909
Weighted-average number of shares outstanding - diluted	10,597,033	10,524,429	10,584,383	10,518,929
Cash dividends declared	$1,512	$1,175	$2,807	$2,347
Cash dividends declared per share	$0.14	$0.11	$0.26	$0.22
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$4,921	$5,030	$9,943	$11,687
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(16,727)	2,638	(16,270)	1,575
Related tax benefit (expense)	5,854	(923)	5,694	(551)
Less: reclassification adjustment for net gain included in net income	26	—	444	3,163
Related tax expense	(9)	—	(155)	(1,107)
Net effect on other comprehensive (loss) income	(10,890)	1,715	(10,865)	(1,032)
Defined benefit plans:
Net loss arising during the period	—	(355)	—	(355)
Related tax benefit	—	124	—	124
Amortization of unrecognized loss and service cost on benefit plans	52	41	97	79
Related tax expense	(18)	(14)	(34)	(27)
Recognition of loss due to settlement and curtailment	—	353	—	353
Related tax expense	—	(124)	—	(124)
Net effect on other comprehensive (loss) income	34	25	63	50
Total other comprehensive (loss) income, net of tax	(10,856)	1,740	(10,802)	(982)
Total comprehensive (loss) income	$(5,935)	$6,770	$(859)	$10,705

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2012	$167,039	$69,158	$654	$(15,123)	$221,728
Net income		9,943			9,943
Other comprehensive loss, net of tax			(10,802)		(10,802)
Common stock cash dividends declared		(2,807)			(2,807)
Tax benefit from exercise of stock options	55				55
Reissuance of treasury stock for deferred compensation plan				142	142
Purchase of treasury stock				(86)	(86)
Common shares issued under dividend reinvestment plan	207				207
Common shares issued under Board of Directors' compensation plan	(20)			104	84
Stock-based compensation expense	683				683
Balance, June 30, 2013	$167,964	$76,294	$(10,148)	$(14,963)	$219,147

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$20,343	$17,593
Investing activities:
Available-for-sale investment securities:
Purchases	(162,360)	(135,031)
Proceeds from sales	120,974	63,650
Proceeds from principal payments, calls and prepayments	57,501	70,516
Held-to-maturity investment securities:
Purchases	(3,231)	(23,241)
Proceeds from principal payments	230	2,278
Net increase in loans	(42,855)	(17,467)
Net expenditures for premises and equipment	(2,995)	(1,146)
Proceeds from sales of other real estate owned	912	1,387
Proceeds from bank owned life insurance	6,596	—
Business acquisitions, net of cash received	(2,248)	(125)
Investment in limited partnership and tax credit funds	(120)	(187)
Net cash used in investing activities	(27,596)	(39,366)
Financing activities:
Net increase in non-interest-bearing deposits	8,054	32,790
Net (decrease) increase in interest-bearing deposits	(64,583)	34,380
Net increase (decrease) in short-term borrowings	44,752	(8,296)
Payments on long-term borrowings	(3,124)	(38,951)
Repurchase of preferred shares and common stock warrant	—	(1,201)
Cash dividends paid on common shares	(2,604)	(2,171)
Purchase of treasury stock	(86)	(48)
Proceeds from issuance of common shares	4	3
Excess tax benefit from share-based payments	55	—
Net cash (used in) provided by financing activities	(17,532)	16,506
Net decrease in cash and cash equivalents	(24,785)	(5,267)
Cash and cash equivalents at beginning of period	62,542	38,950
Cash and cash equivalents at end of period	$37,757	$33,683

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2012 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2013, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2012, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2012 Form 10-K.
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

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following at June 30, 2013:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Obligations of:
U.S. Treasury and government agencies	$23	$—	$23	$—
U.S. government sponsored agencies	400	—	400	—
States and political subdivisions	50,579	1,893	48,686	—
Residential mortgage-backed securities	503,574	—	503,574	—
Commercial mortgage-backed securities	33,606	—	33,606	—
Bank-issued trust preferred securities	7,811	—	7,811	—
Equity securities	4,335	4,201	134	—
Total available-for-sale securities	$600,328	$6,094	$594,234	$—
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$26	$—
U.S. government sponsored agencies	516	—	516	—
States and political subdivisions	45,668	681	44,987	—
Residential mortgage-backed securities	514,096	—	514,096	—
Commercial mortgage-backed securities	64,416	—	64,416	—
Bank-issued trust preferred securities	10,357	—	10,357	—
Equity securities	4,106	3,971	135	—
Total available-for-sale securities	$639,185	$4,652	$634,533	$—
Held-to-maturity securities reported at fair value comprised the following at June 30, 2013:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Obligations of:
States and political subdivisions	$4,059	$—	$4,059	$—
Residential mortgage-backed securities	34,921	—	34,921	—
Commercial mortgage-backed securities	7,630	—	7,630	—
Total held-to-maturity securities	$46,610	$—	$46,610	$—
December 31, 2012
Obligations of:
States and political subdivisions	$4,250	$—	$4,250	$—
Residential mortgage-backed securities	34,560	—	34,560	—
Commercial mortgage-backed securities	8,314	—	8,314	—
Total held-to-maturity securities	$47,124	$—	$47,124	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2013, impaired loans with an aggregate outstanding principal balance of $3.3 million were measured and reported at a fair value of $2.7 million.  For the three months ended June 30, 2013, Peoples recognized no losses and for the six months ended June 30, 2013, Peoples recognized losses of $0.6 million, on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,757	$37,757	$62,542	$62,542
Investment securities	673,248	671,760	709,085	710,934
Loans	1,018,069	950,544	973,907	897,132
Financial liabilities:
Deposits	$1,435,778	$1,443,797	$1,492,303	$1,503,098
Short-term borrowings	92,521	92,521	47,769	47,769
Long-term borrowings	125,714	132,932	128,823	141,691
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of:
U.S. Treasury and government agencies	$23	$—	$—	$23
U.S. government sponsored agencies	382	18	—	400
States and political subdivisions	49,785	1,838	(1,044)	50,579
Residential mortgage-backed securities	512,492	6,481	(15,399)	503,574
Commercial mortgage-backed securities	34,046	203	(643)	33,606
Bank-issued trust preferred securities	8,500	—	(689)	7,811
Equity securities	1,213	3,208	(86)	4,335
Total available-for-sale securities	$606,441	$11,748	$(17,861)	$600,328
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$—	$26
U.S. government sponsored agencies	486	30	—	516
States and political subdivisions	42,458	3,292	(82)	45,668
Residential mortgage-backed securities	511,305	12,558	(9,767)	514,096
Commercial mortgage-backed securities	62,129	2,330	(43)	64,416
Bank-issued trust preferred securities	10,966	73	(682)	10,357
Equity securities	1,214	2,977	(85)	4,106
Total available-for-sale securities	$628,584	$21,260	$(10,659)	$639,185
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both June 30, 2013 and December 31, 2012.  At June 30, 2013, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains realized	$1,267	$—	$3,312	$3,272
Gross losses realized	1,241	—	2,868	109
Net gain realized	$26	$—	$444	$3,163
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	20,244	1,044	30	—	—	—	20,244	1,044
Residential mortgage-backed securities	316,939	12,779	71	22,945	2,620	9	339,884	15,399
Commercial mortgage-backed securities	22,996	579	5	5,103	64	1	28,099	643
Bank-issued trust preferred securities	4,374	113	2	2,421	576	3	6,795	689
Equity securities	—	—	—	90	86	1	90	86
Total	$364,553	$14,515	108	$30,559	$3,346	14	$395,112	$17,861
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	4,558	82	8	—	—	—	4,558	82
Residential mortgage-backed securities	135,250	2,326	28	89,958	7,441	20	225,208	9,767
Commercial mortgage-backed securities	7,681	43	2	—	—	—	7,681	43
Bank-issued trust preferred securities	2,376	18	2	5,434	664	5	7,810	682
Equity securities	—	—	—	91	85	1	91	85
Total	$149,865	$2,469	40	$95,483	$8,190	26	$245,348	$10,659
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2013, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2013 and December 31, 2012, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2013, approximately 89% of the mortgage-backed securities that have been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 11%, or five positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the five positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $1.9 million and $1.7 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities which were in an unrealized loss position were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector. The three securities had an aggregate book value of approximately $3.0 million and fair value of $2.4 million at June 30, 2013.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$20	$3	$—	$23
U.S. government sponsored agencies	—	382	—	—	382
States and political subdivisions	467	1,718	17,346	30,254	49,785
Residential mortgage-backed securities	—	3,573	46,468	462,451	512,492
Commercial mortgage-backed securities	—	5,305	23,203	5,538	34,046
Bank-issued trust preferred securities	—	—	—	8,500	8,500
Equity securities					1,213
Total available-for-sale securities	$467	$10,998	$87,020	$506,743	$606,441
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$20	$3	$—	$23
U.S. government sponsored agencies	—	400	—	—	400
States and political subdivisions	471	1,828	18,183	30,097	50,579
Residential mortgage-backed securities	—	3,729	45,370	454,475	503,574
Commercial mortgage-backed securities	—	5,507	22,719	5,380	33,606
Bank-issued trust preferred securities	—	—	—	7,811	7,811
Equity securities					4,335
Total available-for-sale securities	$471	$11,484	$86,275	$497,763	$600,328
Total average yield	4.73%	4.05%	3.01%	2.70%	2.79%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of:
States and political subdivisions	$3,855	$216	$(11)	$4,060
Residential mortgage-backed securities	36,361	—	(1,441)	34,920
Commercial mortgage-backed securities	7,882	25	(277)	7,630
Total held-to-maturity securities	$48,098	$241	$(1,729)	$46,610
December 31, 2012
Obligations of:
States and political subdivisions	$3,860	$390	$—	$4,250
Residential mortgage-backed securities	33,494	1,107	(41)	34,560
Commercial mortgage-backed securities	7,921	393	—	8,314
Total held-to-maturity securities	$45,275	$1,890	$(41)	$47,124
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and six months ended June 30, 2013 and 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2013
Obligations of:
States and political subdivisions	$326	$11	1	$—	$—	—	$326	$11
Residential mortgage-backed securities	34,920	1,441	8	—	—	—	34,920	1,441
Commercial mortgage-backed securities	6,508	277	1	—	—	—	6,508	277
Total	$41,754	$1,729	10	$—	$—	—	$41,754	$1,729
December 31, 2012
Residential mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—
Commercial mortgage-backed securities	2,398	41	2	—	—	—	2,398	41
Total	$2,398	$41	2	$—	$—	—	$2,398	$41
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$337	$3,518	$3,855
Residential mortgage-backed securities	—	—	536	35,825	36,361
Commercial mortgage-backed securities	—	—	—	7,882	7,882
Total held-to-maturity securities	$—	$—	$873	$47,225	$48,098
Fair value
Obligations of:
States and political subdivisions	$—	$—	$326	$3,734	$4,060
Residential mortgage-backed securities	—	—	513	34,407	34,920
Commercial mortgage-backed securities	—	—	—	7,630	7,630
Total held-to-maturity securities	$—	$—	$839	$45,771	$46,610
Total average yield	—%	—%	2.57%	2.74%	2.73%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $286.7 million and $260.9 million at June 30, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $21.5 million and $45.3 million at June 30, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $19.6 million and $50.4 million at June 30, 2013 and December 31, 2012, respectively, and held-to-maturity securities with a carrying value of $26.6 million at June 30, 2013 to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate, construction	$30,770	$34,265
Commercial real estate, other	389,281	378,073
Commercial real estate	420,051	412,338
Commercial and industrial	184,981	180,131
Residential real estate	252,282	233,841
Home equity lines of credit	52,212	51,053
Consumer	119,029	101,246
Deposit account overdrafts	1,674	6,563
Total loans	$1,030,229	$985,172
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate	$1,890	$2,145
Commercial and industrial	58	74
Residential real estate	12,084	12,873
Consumer	53	84
Total outstanding balance	$14,085	$15,176
Net carrying amount	$13,607	$14,700
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $216.4 million and $202.0 million at June 30, 2013 and December 31, 2012, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $158.7 million and $123.8 million at June 30, 2013 and December 31, 2012, respectively.

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

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial real estate, construction	$80	$—	$—	$—
Commercial real estate, other	6,801	9,831	36	—
Commercial real estate	6,881	9,831	36	—
Commercial and industrial	297	627	—	181
Residential real estate	3,311	3,136	—	—
Home equity lines of credit	56	24	—	—
Consumer	62	20	—	4
Total	$10,607	$13,638	$36	$185
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
June 30, 2013
Commercial real estate, construction	$—	$80	$—	$80	$30,690	$30,770
Commercial real estate, other	328	306	3,870	4,504	384,777	389,281
Commercial real estate	328	386	3,870	4,584	415,467	420,051
Commercial and industrial	134	65	263	462	184,519	184,981
Residential real estate	2,874	278	1,641	4,793	247,489	252,282
Home equity lines of credit	482	—	48	530	51,682	52,212
Consumer	571	95	61	727	118,302	119,029
Deposit account overdrafts	61	—	—	61	1,613	1,674
Total	$4,450	$824	$5,883	$11,157	$1,019,072	$1,030,229
December 31, 2012
Commercial real estate, construction	$—	$77	$—	$77	$34,188	$34,265
Commercial real estate, other	11,382	705	5,144	17,231	360,842	378,073
Commercial real estate	11,382	782	5,144	17,308	395,030	412,338
Commercial and industrial	3,841	116	294	4,251	175,880	180,131
Residential real estate	4,640	1,049	2,019	7,708	226,133	233,841
Home equity lines of credit	274	25	24	323	50,730	51,053
Consumer	926	127	10	1,063	100,183	101,246
Deposit account overdrafts	55	—	—	55	6,508	6,563
Total	$21,118	$2,099	$7,491	$30,708	$954,464	$985,172
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
June 30, 2013
Commercial real estate, construction	$26,531	$—	$71	$—	$4,168	$30,770
Commercial real estate, other	354,212	12,290	22,350	—	429	389,281
Commercial real estate	380,743	12,290	22,421	—	4,597	420,051
Commercial and industrial	165,285	3,914	15,782	—	—	184,981
Residential real estate	22,814	1,740	7,481	1	220,246	252,282
Home equity lines of credit	948	—	1,086	—	50,178	52,212
Consumer	66	—	35	—	118,928	119,029
Deposit account overdrafts	—	—	—	—	1,674	1,674
Total	$569,856	$17,944	$46,805	$1	$395,623	$1,030,229
December 31, 2012
Commercial real estate, construction	$29,738	$—	$1,095	$—	$3,432	$34,265
Commercial real estate, other	328,435	18,940	29,573	—	1,125	378,073
Commercial real estate	358,173	18,940	30,668	—	4,557	412,338
Commercial and industrial	150,180	21,566	7,054	—	1,331	180,131
Residential real estate	22,392	1,768	7,597	10	202,074	233,841
Home equity lines of credit	1,051	—	1,094	—	48,908	51,053
Consumer	66	—	47	—	101,133	101,246
Deposit account overdrafts	—	—	—	—	6,563	6,563
Total	$531,862	$42,274	$46,460	$10	$364,566	$985,172
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	14,483	3,379	3,398	6,777	1,180	7,609	—
Commercial real estate	14,483	$3,379	$3,398	$6,777	$1,180	$7,609	$—
Commercial and industrial	270	266	—	266	266	254	—
Residential real estate	3,758	229	2,975	3,204	95	2,372	64
Home equity lines of credit	348	—	348	348	—	296	8
Consumer	245	—	245	245	—	167	10
Total	$19,104	$3,874	$6,966	$10,840	$1,541	$10,698	$82
December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	19,023	2,785	7,053	9,838	1,262	11,048	—
Commercial real estate	19,023	$2,785	$7,053	$9,838	$1,262	$11,048	$—
Commercial and industrial	696	182	437	619	36	518	—
Residential real estate	3,943	418	3,063	3,481	123	2,014	149
Home equity lines of credit	349	—	349	349	—	140	17
Consumer	114	—	114	114	—	49	14
Total	$24,125	$3,385	$11,016	$14,401	$1,421	$13,769	$180
At June 30, 2013, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.
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
During 2013, in accordance with regulatory guidance regarding borrowers who were in Chapter 7 bankruptcy, Peoples identified $560,000 of loans that were TDRs. The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower. As of June 30, 2013, a total of $540,000 of these loans were accruing since Peoples expects to collect all principal and interest payments.
The following table summarizes the loans that were modified as a TDR during the three and six months ended June 30, 2013 and 2012.

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2013	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2013
Residential real estate	4	$174	$174	$174	10	$343	$343	$343
Home equity lines of credit	1	$30	$30	$30	2	$53	$53	$53
Consumer	12	$109	$109	$109	22	$164	$164	$164

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2012	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2012
Commercial real estate, other	3	$1,291	$1,291	$1,261	3	$1,291	$1,291	$1,261
Residential real estate	1	$50	$50	$49	1	$50	$50	$49

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the six months ended June 30, 2013 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification). There were no such loans during the six months ended June 30, 2012.

	June 30, 2013
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	1	$251	$—
Residential Real Estate	2	70	—
Home equity lines of credit	1	24	—
Total	4	$345	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(783)	(11)	(222)	(2)	(344)	(245)	(1,607)
Recoveries	2,806	21	261	13	236	99	3,436
Net recoveries (charge-offs)	2,023	10	39	11	(108)	(146)	1,829
Recovery of loan losses	(3,670)	445	165	—	410	123	(2,527)
Balance, June 30, 2013	$12,568	$2,188	$1,005	$490	$740	$122	$17,113

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,180	$266	$95	$—	$—	$—	$1,541
Loans collectively evaluated for impairment	11,388	1,922	910	490	740	122	15,572
Ending balance	$12,568	$2,188	$1,005	$490	$740	$122	$17,113

Balance, January 1, 2012	$18,947	$2,434	$1,119	$541	$449	$227	$23,717
Charge-offs	(2,846)	(33)	(561)	(77)	(345)	(254)	(4,116)
Recoveries	2,411	148	532	14	352	124	3,581
Net (charge-offs) recoveries	(435)	115	(29)	(63)	7	(130)	(535)
Recovery of loan losses	(2,300)	(1,025)	—	—	—	68	(3,257)
Balance, June 30, 2012	$16,212	$1,524	$1,090	$478	$456	$165	$19,925

Period-end amount allocated to:
Loans individually evaluated for impairment	$973	$22	$289	$—	$—	$—	$1,284
Loans collectively evaluated for impairment	15,239	1,502	801	478	456	165	18,641
Ending balance	$16,212	$1,524	$1,090	$478	$456	$165	$19,925

Note 5. Stockholders’ Equity

The following table details the progression in shares of Peoples’ common and treasury stock during the period presented:

	Common Stock	Treasury Stock
Shares at December 31, 2012	11,155,648	607,688
Changes related to stock-based compensation awards:
Release of restricted common shares	17,666	3,429
Changes related to deferred compensation plan:
Purchase of treasury stock		712
Reissuance of treasury stock		(7,703)
Common shares issued under dividend reinvestment plan	9,931
Common shares issued under Board of Directors' compensation plan	—	(4,042)
Shares at June 30, 2013	11,183,245	600,084
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors. At June 30, 2013, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(289)	—	(289)
Other comprehensive (loss) income, net of reclassifications and tax	(10,576)	63	(10,513)
Balance, June 30, 2013	$(3,973)	$(6,175)	$(10,148)
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

The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$133	$152	$266	$304
Expected return on plan assets	(165)	(196)	(330)	(392)
Amortization of net loss	51	40	103	79
Settlement of benefit obligation	—	353	—	353
Net periodic cost	$19	$349	$39	$344

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$1	$3	$3	$5
Amortization of net (loss) gain	(4)	1	(4)	(1)
Net periodic cost	$(3)	$4	$(1)	$4
Note 7.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of shares that can be issued for incentive stock options is 800,000 shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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
The following summarizes the changes to Peoples' stock options for the period ended June 30, 2013:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	101,594	$26.09
Expired	38,990	23.09
Outstanding at June 30	62,604	$27.95	1.8 years	$—
Exercisable at June 30	62,604	$27.95	1.8 years	$—

The following table summarizes Peoples’ stock options outstanding at June 30, 2013:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$23.59	to	$25.94	2,792	1.1 years	25.41
$26.01	to	$27.74	22,644	1.3 years	27.05
$28.25	to	$28.26	17,632	2.5 years	28.25
$28.57	to	$30.00	19,536	1.9 years	29.10
Total			62,604	1.8 years	$27.95
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' SARs for the period ended June 30, 2013:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	22,849	$25.85
Forfeited	1,557	25.99
Outstanding at June 30	21,292	$25.96	4.2 years	$—
Exercisable at June 30	21,292	$25.96	4.2 years	$—
The following table summarizes Peoples’ SARs outstanding at June 30, 2013:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	4.1 years
$23.77	10,582	4.6 years
$29.25	8,710	3.6 years
Total	21,292	4.2 years
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

The following summarizes the changes to Peoples’ restricted common shares for the period ended June 30, 2013:

	Time-Based Vesting		Performance-Based Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	78,731	$16.36	17,865	$16.07
Awarded	5,500	21.67	72,706	21.82
Released	14,512	13.93	3,154	13.14
Forfeited	601	15.87	912	18.75
Outstanding at June 30	69,118	$17.29	86,505	$20.98

For the six months ended June 30, 2013, the total intrinsic value of restricted common shares released was $369,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Total stock-based compensation	$386	$259	$683	$485
Recognized tax benefit	(135)	(91)	(239)	(170)
Net expense recognized	$251	$168	$444	$315
Total unrecognized stock-based compensation expense related to unvested awards was $1.4 million at June 30, 2013, which will be recognized over a weighted-average period of 1.5 years.
Note 8.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Distributed earnings allocated to shareholders	$1,490	$1,165	$2,764	$2,330
Undistributed earnings allocated to shareholders	3,388	3,826	7,094	9,278
Net earnings allocated to shareholders	$4,878	$4,991	$9,858	$11,608

Weighted-average shares outstanding	10,576,643	10,524,429	10,566,508	10,518,909
Effect of potentially dilutive shares	20,390	—	17,875	20
Total weighted-average diluted shares outstanding	10,597,033	10,524,429	10,584,383	10,518,929

Earnings per share:
Basic	$0.46	$0.47	$0.93	$1.10
Diluted	$0.46	$0.47	$0.93	$1.10

Anti-dilutive common shares excluded from calculation:
Stock options and SARs	86,986	141,776	103,438	157,995

Note 9. Acquisitions

On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area for total cash consideration of $1.5 million.
On April 5, 2013, Peoples Insurance acquired an insurance agency office and related customer accounts in the Jackson, Ohio area for total cash consideration of $0.7 million, and merged the insurance agency into Peoples' subsidiary Peoples Insurance Agency, LLC. A portion of the consideration is contingent upon revenue metrics being achieved.
On May 15, 2013, Peoples Insurance acquired two insurance agency offices and related customer accounts in the Jackson, Ohio area for total cash consideration of $1.1 million. A portion of the consideration is contingent upon revenue metrics being achieved.
The balances and operations related to these acquisitions are included in Peoples' consolidated financial statements from the date of the acquisition. These acquisitions, individually and collectively, did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
On July 2, 2013, Peoples announced that it had signed a definitive agreement to acquire Ohio Commerce Bank ("Ohio Commerce") for total cash consideration of $16.5 million. Ohio Commerce operates one full-service office in Beachwood, Ohio, and the agreement calls for Ohio Commerce to merge into Peoples' wholly-owned subsidiary, Peoples Bank, National Association. The transaction, which is subject to regulatory approval and Ohio Commerce shareholder approval, is anticipated to be completed during the fourth quarter of 2013.
The following is a summary of changes in goodwill and intangible assets during the period ended June 30, 2013:

(Dollars in thousands)	Goodwill	Gross Core Deposit	Gross Customer Relationships
Balance, December 31, 2012	$64,881	$8,853	$7,190
Acquired intangible assets	905	—	2,458
Balance, June 30, 2013	$65,786	$8,853	$9,648

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2013
Core deposits	$8,853	$(8,306)	$547
Customer relationships	9,648	(6,519)	3,129
Total acquired intangible assets	$18,501	$(14,825)	$3,676
Mortgage servicing rights			2,146
Total other intangible assets			$5,822

Note 10. Subsequent Events

In July 2013, Peoples began taking steps to surrender bank owned life insurance reported at approximately $43 million, at a cost basis of $36.5 million. This process could take up to six months, and if completed, would result in Peoples incurring a related tax liability.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
SIGNIFICANT RATIOS
Return on average stockholders' equity	8.74%	9.57%	8.96%	11.22%
Return on average assets	1.03%	1.11%	1.05%	1.30%
Net interest margin	3.15%	3.43%	3.14%	3.42%
Efficiency ratio (a)	71.71%	69.61%	71.66%	67.52%
Pre-provision net revenue to average assets (b)	1.25%	1.42%	1.25%	1.54%
Average stockholders' equity to average assets	11.82%	11.60%	11.70%	11.55%
Average loans to average deposits	68.87%	68.22%	67.10%	68.66%
Dividend payout ratio	30.73%	23.36%	28.23%	20.08%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	1.03%	1.73%	1.03%	1.73%
Nonperforming assets as a percent of total assets (c)(d)	0.57%	0.97%	0.57%	0.97%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	1.04%	1.85%	1.04%	1.85%
Allowance for loan losses to loans net of unearned interest (d)	1.66%	2.09%	1.66%	2.09%
Allowance for loan losses to nonperforming loans (c)(d)	160.80%	119.90%	160.80%	119.90%
Recovery of loan losses to average loans (annualized)	(0.58)%	(0.47)%	(0.51)%	(0.69)%
Net (recoveries) charge-offs as a percentage of average loans (annualized)	(0.45)%	0.09%	(0.37)%	0.11%
CAPITAL INFORMATION (d)
Tier 1 common capital ratio	14.17%	13.92%	14.17%	13.92%
Tier 1 capital ratio	14.17%	15.93%	14.17%	15.93%
Total risk-based capital ratio	15.54%	17.27%	15.54%	17.27%
Leverage ratio	9.04%	10.18%	9.04%	10.18%
Tangible equity to tangible assets (e)	8.07%	8.45%	8.07%	8.45%
PER SHARE DATA
Earnings per share – Basic	$0.46	$0.47	$0.93	$1.10
Earnings per share – Diluted	0.46	0.47	0.93	1.10
Cash dividends declared per share	0.14	0.11	0.26	0.22
Book value per share (d)	20.71	20.39	20.71	20.39
Tangible book value per common share (d)(e)	$13.94	$14.18	$13.94	$14.18
Weighted-average shares outstanding – Basic	10,576,643	10,524,429	10,566,508	10,518,909
Weighted-average shares outstanding – Diluted	10,597,033	10,524,429	10,584,383	10,518,929
Common shares outstanding at end of period	10,583,161	10,526,954	10,583,161	10,526,954

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

(1)
the success, impact, and timing of Peoples' business strategies, including the successful completion of the Ohio Commerce acquisition, integration of recently completed insurance business acquisitions, expansion of consumer lending activity and rebranding efforts;

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
Peoples offers diversified financial products and services through 49 financial service locations and 47 ATMs in southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”) and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary and wealth management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2013, which were unchanged from the policies disclosed in Peoples’ 2012 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On July 2, 2013, Peoples announced that Peoples Bank had signed a definitive agreement to acquire Ohio Commerce Bank ("Ohio Commerce"), which operates one full-service office in Beachwood, Ohio. Under the terms of the agreement, Peoples Bank has agreed to pay $13.75 in cash for each share of Ohio Commerce common stock for a total cash consideration of approximately $16.5 million. The transaction, which is subject to regulatory approval and Ohio Commerce shareholder approval, is anticipated to be completed during the fourth quarter of 2013.

◦
In May 2013, Peoples received a $5.2 million principal payout to reduce its bank owned life insurance principal. In July 2013, Peoples began taking steps to surrender bank owned life insurance reported at approximately $43 million, at a cost basis of $36.5 million. This process could take up to six months, and if completed, would result in Peoples incurring a related tax liability.

◦
On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area (the "Pikeville Acquisition"). On April 5, 2013, Peoples Insurance acquired McNelly Insurance and Consulting Agency, LLC and related customer accounts in Jackson, Ohio. On May 15, 2013, Peoples Insurance acquired two additional insurance agency offices and related customer accounts in Jackson, Ohio. These acquisitions help Peoples maintain revenue diversity by continuing to grow the fee-based businesses.

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

◦
On December 19, 2012, Peoples repaid the entire $30.9 million aggregate outstanding principal amount of its Series A and Series B Junior Subordinated Debentures and the proceeds were used by PEBO Capital Trust I to redeem 22,975 Series B 8.62% Capital Securities having an aggregate liquidation amount of $23.0 million, held by institutional investors as well as 928 outstanding Common Securities and 7,025 Series B 8.62% Capital Securities, having an aggregate liquidation amount of $8.0 million, held by Peoples (the "Trust Preferred Redemption"). This transaction resulted in Peoples incurring a pre-tax loss of $1.0 million for the redemption premium and unamortized issuance costs. Peoples funded $24.0 million of the repayment with a term note from an unaffiliated financial institution at a significantly lower interest rate, and the balance with cash on hand. As a result of the Trust Preferred Redemption, Peoples will realize an annual interest expense savings of $1.1 million beginning in 2013. Through the first six months of 2013, as a result of the Trust Preferred Redemption, Peoples realized interest expense savings of approximately $0.5 million.

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

◦
Since late 2008, the Federal Reserve Board has taken various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions have included the buying and selling of mortgage-backed and other debt securities through its open market operations. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and since early third quarter of 2011, while moderate steepening occurred in the second half of 2009, late 2010 and mid 2013.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY
Net income for the three months ended June 30, 2013 was $4.9 million, or $0.46 per diluted share, compared to $5.0 million and $0.47 a year ago. On a year-to-date basis, net income was $9.9 million through June 30, 2013, compared to $11.7 million a year ago, representing earnings per diluted common share of $0.93 and $1.10, respectively. The decrease in earnings compared to the first six months of 2012 was largely attributable to higher non-interest expenses and a lower recovery of loan loss in 2013 than experienced in 2012.
Peoples had a recovery of loan losses of $1.5 million and $2.5 million for the three and six months ended through June 30, 2013, respectively, as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded recovery of loan losses of $1.1 million and $3.3 million for the three and six months ended June 30, 2012, respectively.
Net interest income was $13.2 million in the second quarter of 2013, compared to $13.0 million for the linked quarter and $13.6 million for the second quarter of 2012. The slight improvement over the linked quarter occurred as a result of the investment strategy enacted late in the first quarter and higher average loan balances. On a year-to-date basis, net interest income of $26.1 million was down 3% from $27.0 million in 2012. The decrease from prior year, for both the quarter and year-to-date, was a result of declining asset yields due to the reinvestment of funds at lower interest rates.
Non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, for the second quarter of 2013 was up 2% compared to the linked quarter, 8% compared to the prior year quarter, and 4% on a year-to-date basis. These increases were largely due to acquisitions completed during the last year within Peoples' insurance and investment businesses. The growth was partially offset by lower mortgage banking income and service charges on deposit accounts.
Total non-interest expense was $16.4 million for the quarter ended June 30, 2013, consistent with the linked quarter, an increase of 5% over the prior year, and 6% higher on a year-to-date basis. The increase over the prior year was due in part to the acquisitions completed, and costs associated with strategic investments to add new talent and re-brand the company. Salaries and benefits increased 6% compared to prior year for the quarter and year-to-date. Net occupancy and equipment was up 8% compared to the prior year quarter and 19% on a year-to-date basis.
At June 30, 2013, total assets were $1.90 billion versus $1.92 billion at year-end 2012, with the decrease due mostly to the lower market value of the available-for-sale investment portfolio. Total investment securities decreased 5% to $673.2 million at June 30, 2013, compared to $709.1 million at year-end. Gross loan balances grew $45.1 million during the first half of 2013. The allowance for loan losses was $17.1 million, or 1.66% of gross loans, compared to $17.8 million and 1.81% at December 31, 2012.
Total liabilities were $1.68 billion at June 30, 2013, down $15.6 million since December 31, 2012. Retail deposit balances experienced a $51.3 million decline compared to year-end 2012. Non-interest-bearing deposits increased $8.1 million, partially offsetting the decline in interest-bearing deposits, and comprised 23.5% of total retail deposits at June 30, 2013 versus 22.1% at year-end 2012. A portion of the decline in retail interest-bearing deposits was attributable to a reduction in money market balances maintained by Peoples' trust department. Since late 2008, Peoples' trust department has maintained larger than historical amounts of funds in money market deposit accounts as the ultra-low rate environment limited short-term investment options. At June 30, 2013, total borrowed funds were $218.2 million, up $41.6 million compared to year-end due to higher short-term borrowings that were used to fund loan growth.
At June 30, 2013, total stockholders' equity was $219.1 million, down $2.6 million since December 31, 2012. During 2013, the market value of Peoples' available-for-sale investment portfolio declined $10.9 million, while earnings exceeded dividends declared by $7.1 million. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio remained stable at 14.17% at June 30, 2013, versus 14.06% at December 31, 2012, while the Total Risk-Based Capital ratio was 15.54% versus 15.43% at December 31, 2012. In addition, Peoples' tangible equity to tangible asset ratio was 8.07% and tangible book value per common share was $13.94 at June 30, 2013, versus 8.28% and $14.52 at December 31, 2012, respectively.

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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2013			March 31, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$11,399	$25	0.88%	$39,099	$18	0.20%	$9,336	$4	0.19%
Investment Securities (1):
Taxable	657,644	4,202	2.56%	657,319	4,262	2.59%	638,538	4,984	3.09%
Nontaxable (2)	50,978	607	4.76%	48,213	583	4.84%	39,000	546	5.61%
Total investment securities	708,622	4,809	2.71%	705,532	4,845	2.75%	677,538	5,530	3.27%
Loans (3):
Commercial	611,631	6,785	4.45%	606,836	6,701	4.48%	623,492	7,571	4.88%
Real estate (4)	280,889	3,263	4.65%	271,128	3,359	4.96%	244,131	3,101	5.03%
Consumer	116,995	1,528	5.24%	107,092	1,435	5.58%	91,976	1,400	6.12%
Total loans	1,009,515	11,576	4.61%	985,056	11,495	4.73%	959,599	12,072	5.05%
Less: Allowance for loan losses	(17,866)			(18,783)			(21,650)
Net loans	991,649	11,576	4.68%	966,273	11,495	4.81%	937,949	12,072	5.17%
Total earning assets	1,711,670	16,410	3.85%	1,710,904	16,358	3.86%	1,624,823	17,606	4.35%
Intangible assets	71,081			69,988			64,737
Other assets	128,237			133,827			133,991
Total assets	$1,910,988			$1,914,719			$1,823,551
Deposits:
Savings accounts	$199,065	$27	0.05%	$190,769	$25	0.05%	$158,408	$23	0.06%
Governmental deposit accounts	147,824	168	0.46%	145,714	202	0.56%	155,888	251	0.65%
Interest-bearing demand accounts	124,199	25	0.08%	126,763	25	0.08%	111,627	37	0.13%
Money market accounts	266,602	93	0.14%	288,161	96	0.14%	250,080	111	0.18%
Brokered deposits	51,952	468	3.61%	54,134	476	3.57%	53,843	487	3.64%
Retail certificates of deposit	350,141	1,017	1.17%	381,650	1,115	1.18%	407,413	1,380	1.36%
Total interest-bearing deposits	1,139,783	1,798	0.63%	1,187,191	1,939	0.66%	1,137,259	2,289	0.81%
Borrowed Funds:
Short-term FHLB advances	35,462	9	0.10%	2,000	1	0.20%	16,000	5	0.12%
Retail repurchase agreements	33,340	13	0.16%	31,975	12	0.15%	36,172	14	0.15%
Total short-term borrowings	68,802	22	0.13%	33,975	13	0.15%	52,172	19	0.14%
Long-term FHLB advances	64,237	543	3.39%	64,538	541	3.40%	66,531	562	3.40%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	363	3.63%	40,000	367	3.63%
Other borrowings	22,690	226	3.94%	23,883	235	3.94%	22,614	492	8.60%
Total long-term borrowings	126,927	1,136	3.58%	128,421	1,139	3.57%	129,145	1,421	4.38%
Total borrowed funds	195,729	1,158	2.36%	162,396	1,152	2.86%	181,317	1,440	3.16%
Total interest-bearing liabilities	1,335,512	2,956	0.89%	1,349,587	3,091	0.93%	1,318,576	3,729	1.14%
Non-interest-bearing deposits	326,020			319,994			269,316
Other liabilities	23,568			23,381			24,191
Total liabilities	1,685,100			1,692,962			1,612,083
Total stockholders’ equity	225,888			221,757			211,468
Total liabilities and
stockholders’ equity	$1,910,988			$1,914,719			$1,823,551
Interest rate spread		$13,454	2.96%		$13,267	2.93%		$13,877	3.21%
Net interest margin			3.15%			3.12%			3.43%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

	For the Six Months Ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$25,172	$44	0.35%	$7,808	$8	0.21%
Investment Securities (1):
Taxable	657,482	8,463	2.57%	642,693	10,537	3.28%
Nontaxable (2)	49,602	1,189	4.79%	37,528	1,071	5.71%
Total investment securities	707,084	9,652	2.73%	680,221	11,608	3.41%
Loans (3):
Commercial	609,247	13,486	4.46%	618,105	14,795	4.81%
Real estate (4)	276,036	6,622	4.80%	244,051	6,241	5.14%
Consumer	112,071	2,963	5.46%	90,759	2,825	6.26%
Total loans	997,354	23,071	4.67%	952,915	23,861	5.03%
Less: Allowance for loan losses	(18,322)			(23,039)
Net loans	979,032	23,071	4.74%	929,876	23,861	5.15%
Total earning assets	1,711,288	32,767	3.85%	1,617,905	35,477	4.40%
Intangible assets	70,538			64,581
Other assets	130,794			132,348
Total assets	$1,912,620			$1,814,834
Deposits:
Savings accounts	$194,940	$51	0.05%	$152,520	$44	0.06%
Governmental deposit accounts	146,775	370	0.51%	149,725	488	0.66%
Interest-bearing demand accounts	125,474	50	0.08%	109,975	71	0.13%
Money market accounts	277,322	189	0.14%	255,674	236	0.19%
Brokered deposits	53,037	944	3.59%	57,643	1,014	3.54%
Retail certificates of deposit	365,808	2,132	1.18%	403,929	2,983	1.49%
Total interest-bearing deposits	1,163,356	3,736	0.65%	1,129,466	4,836	0.86%
Borrowed Funds:
Short-term FHLB advances	18,823	10	0.11%	15,634	8	0.11%
Retail repurchase agreements	32,661	25	0.15%	39,207	30	0.15%
Total short-term borrowings	51,484	35	0.14%	54,841	38	0.14%
Long-term FHLB advances	64,387	1,084	3.40%	70,055	1,180	3.39%
Wholesale repurchase agreements	40,000	729	3.65%	48,462	868	3.54%
Other borrowings	23,283	461	3.94%	22,609	987	8.63%
Total long-term borrowings	127,670	2,274	3.57%	141,126	3,035	4.28%
Total borrowed funds	179,154	2,309	2.58%	195,967	3,073	3.12%
Total interest-bearing liabilities	1,342,510	6,045	0.91%	1,325,433	7,909	1.20%
Non-interest-bearing deposits	323,024			258,401
Other liabilities	23,252			21,458
Total liabilities	1,688,786			1,605,292
Total stockholders’ equity	223,834			209,542
Total liabilities and
stockholders’ equity	$1,912,620			$1,814,834
Interest rate spread		$26,722	2.94%		$27,568	3.20%
Net interest margin			3.14%			3.42%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Net interest income, as reported	$13,155	$12,975	$13,612	$26,130	$27,044
Taxable equivalent adjustments	299	292	265	592	524
Fully tax-equivalent net interest income	$13,454	$13,267	$13,877	$26,722	$27,568
The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
							June 30, 2013
	Three Months Ended June 30, 2013 Compared to						Compared to
(Dollars in thousands)	March 31, 2013			June 30, 2012			June 30, 2012
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$96	$(89)	$7	$20	$1	$21	$8	$28	$36
Investment Securities: (2)
Taxable	(74)	14	(60)	(1,673)	891	(782)	(2,749)	675	(2,074)
Nontaxable	(55)	79	24	(423)	484	61	(419)	537	118
Total investment income	(129)	93	(36)	(2,096)	1,375	(721)	(3,168)	1,212	(1,956)
Loans:
Commercial	(155)	239	84	(647)	(139)	(786)	(1,094)	(215)	(1,309)
Real estate	(682)	586	(96)	(1,186)	1,348	162	(984)	1,365	381
Consumer	(440)	533	93	(1,017)	1,145	128	(895)	1,033	138
Total loan income	(1,277)	1,358	81	(2,850)	2,354	(496)	(2,973)	2,183	(790)
Total interest income	(1,310)	1,362	52	(4,926)	3,730	(1,196)	(6,133)	3,423	(2,710)
INTEREST EXPENSE:
Deposits:
Savings accounts	1	1	2	(9)	13	4	(10)	17	7
Government deposit accounts	(698)	589	(109)	(835)	677	(158)	(949)	650	(299)
Interest-bearing demand accounts	138	5	143	116	15	131	268	31	299
Money market accounts	(29)	(42)	(71)	(45)	(41)	(86)	(98)	(88)	(186)
Brokered certificates of deposit	36	(44)	(8)	(3)	(16)	(19)	40	(110)	(70)
Retail certificates of deposit	(17)	(81)	(98)	(184)	(179)	(363)	(586)	(265)	(851)
Total deposit cost	(569)	428	(141)	(960)	469	(491)	(1,335)	235	(1,100)
Borrowed funds:
Short-term borrowings	(3)	12	9	(3)	6	3	(1)	(2)	(3)
Long-term borrowings	7	(10)	(3)	(279)	(6)	(285)	(536)	(225)	(761)
Total borrowed funds cost	4	2	6	(282)	—	(282)	(537)	(227)	(764)
Total interest expense	(565)	430	(135)	(1,242)	469	(773)	(1,872)	8	(1,864)
Net interest income	$(745)	$932	$187	$(3,684)	$3,261	$(423)	$(4,261)	$3,415	$(846)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
Net interest income for the second quarter of 2013 was 3% lower than the prior year second quarter and 1% higher than the linked quarter. The investment strategy enacted late in the first quarter of 2013 and loan growth during the second quarter provided stability to Peoples' net interest income and net interest margin. The yield on investment securities declined modestly in the first quarter of 2013, as the impact of slightly higher reinvestment rates was offset by the continued high levels of principal prepayments within mortgage-backed securities. During the second quarter of 2013, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $8.7 million, compared to a monthly average of approximately $12.4 million during the same period in 2012. The cash flow received from the investment portfolio in the second quarter of 2013 had an average yield of 2.61% and was reinvested in securities with a yield in the range of 2.50% to 3.00%.
Peoples' funding costs benefited from the strategy of replacing higher-cost funding with low-cost deposits. During the second quarter of 2013. Peoples realized a decrease of 23 basis points in total funding costs compared to the prior year, due largely to the Trust Preferred Redemption during the fourth quarter of 2012. Peoples expects to realize an annual interest expense savings of $1.1 million in 2013 attributable to the Trust Preferred Redemption. Peoples remains diligent in minimizing the impact of margin compression on net interest income, with earning asset growth to be the key driver. During the third quarter of 2013, management expects to receive positive benefits from the recent steepening of the yield curve,
Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.
(Recovery of) Provision for Loan Losses
The following table details Peoples’ recovery of, or provision for, loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Provision for (recovery of) checking account overdrafts	$138	$(15)	$80	$123	$68
Recovery of other loan losses	(1,600)	(1,050)	(1,200)	(2,650)	(3,325)
Net recovery of loan losses	$(1,462)	$(1,065)	$(1,120)	$(2,527)	$(3,257)
As a percentage of average gross loans (a)	(0.58)%	(0.44)%	(0.47)%	(0.51)%	(0.69)%
(a) Presented on an annualized basis
The recovery of, or provision for, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during 2013 was driven mostly by recoveries on commercial real estate loans that had previously incurred charge-offs. During 2013, recoveries on loans exceeded charge-offs by $1.1 million for the second quarter and $1.8 million on a year-to-date basis. Peoples also experienced continued improving trends in various credit quality metrics, including historical loss trends and the level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Net gain (loss) on OREO	$81	$(5)	$(48)	$76	$8
Loss on debt extinguishment	—	—	—	—	(3,111)
Net (loss) gain on bank premises and equipment	(87)	—	5	(87)	(2)
Net other losses	$(6)	$(5)	$(43)	$(11)	$(3,105)
The net gain on OREO for the second quarter of 2013 was the result of the sale of two commercial properties. The net loss on bank premises and equipment for the second quarter of 2012 was due to the write-downs of $89,000 related to closed office locations that are available for sale. The net loss on OREO for the second quarter of 2012 was due mostly to write-downs on commercial properties whose fair value had declined. The loss on debt extinguishment for the six months of 2012 was a result of the prepayment of $35.0 million of wholesale borrowings.
Non-Interest Income
Insurance income comprised the largest portion of second quarter 2013 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Property and casualty insurance commissions	$2,705	$2,171	$2,145	$4,876	$3,968
Performance-based commissions	81	504	63	585	982
Life and health insurance commissions	309	146	133	455	260
Credit life and A&H insurance commissions	34	23	40	57	63
Other fees and charges	91	34	57	125	116
Total insurance income	$3,220	$2,878	$2,438	$6,098	$5,389
The growth in Peoples' property and casualty insurance commission income compared to the prior year benefited from the Pikeville Acquisition. The increase over the linked quarter in property and casualty insurance commission income was a result of a high retention rate for existing insurance customers and higher premiums within the industry. Life and health insurance commissions increased over prior periods due to acquisitions completed during 2013. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers. The decrease in 2013 in performance-based commissions was largely attributable to a major storm that hit the region in June 2012.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Overdraft and non-sufficient funds fees	$1,732	$1,605	$1,894	$3,337	$3,634
Account maintenance fees	311	290	315	601	636
Other fees and charges	2	162	21	164	197
Total deposit account service charges	$2,045	$2,057	$2,230	$4,102	$4,467
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
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Fiduciary	$1,293	$1,189	$1,137	$2,482	$2,206
Brokerage	479	513	312	992	739
Total trust and investment income	$1,772	$1,702	$1,449	$3,474	$2,945

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
(Dollars in thousands)
Trust assets under management	$939,292	$927,675	$888,134	$874,293	$847,962
Brokerage assets under management	433,651	433,217	404,320	398,875	309,852
Total managed assets	$1,372,943	$1,360,892	$1,292,454	$1,273,168	$1,157,814
Quarterly average	$1,373,135	$1,332,353	$1,277,452	$1,203,285	$1,138,261
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. In addition, Peoples had added new business related to the retirement plans for which it manages the assets and provides services. The U.S. financial markets experienced a general increase in market value during the first six months of 2013, which also contributed to the increase in managed assets. Peoples also added approximately $80 million in brokerage assets during the third quarter of 2012 and $20 million in the second quarter of 2012 due to acquisitions completed during the quarters.
Mortgage banking income was down compared to the linked quarter, the prior year quarter and on a year-to-date basis. The fluctuations correspond with changes in refinancing activity, which are driven by mortgage interest rates available in the secondary market and customers' preference for long-term, fixed rate loans. In addition, Peoples retained a larger percentage of the loans originated during 2013 than in 2012. In the second quarter of 2013, Peoples sold approximately $14 million of loans to the secondary market compared to $32 million in the linked quarter and $55 million for the second quarter of 2012.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013
(Dollars in thousands)				2013	2012
Base salaries and wages	$5,866	$5,632	$5,261	$11,498	$10,409
Sales-based and incentive compensation	1,874	1,525	1,527	3,399	2,872
Employee benefits	771	982	1,306	1,753	2,539
Stock-based compensation	386	297	259	683	485
Deferred personnel costs	(589)	(494)	(463)	(1,083)	(898)
Payroll taxes and other employment costs	626	775	525	1,401	1,253
Total salaries and employee benefit costs	$8,934	$8,717	$8,415	$17,651	$16,660
Full-time equivalent employees:
Actual at end of period	545	517	494	545	494
Average during the period	531	509	498	521	503

For the three and six months ended June 30, 2013, base salaries and wages were higher than prior periods due to the strategic initiative of adding new talent, which caused part of the increase in full-time equivalent employees. The acquisitions completed during the last twelve months also contributed to the increase in full-time equivalent employees. Sales-based and incentive compensation was impacted by higher sales production within insurance and wealth management activities, as well as a higher expense accrual associated with corporate incentive plans, which are tied in part to Peoples' performance. Compared to the prior periods, employee benefit costs have benefited from lower employee medical benefit plan expenses, which are tied to claims activity, and lower pension costs due to the timing of pension settlement charges. In the second quarter of 2012, Peoples recorded a pension settlement charge of $353,000 with no charge recorded in the second quarter of 2013. Given the nature, it is inherently difficult to estimate the amount or exact timing of pension settlement charges. Management expects pension settlement charges in third quarter of 2013 based on year-to-date distributions. The amount is projected to be in the range of $350,000 and $400,000.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012
Depreciation	$590	$767	$510	$1,357	$1,006
Repairs and maintenance costs	460	446	434	907	747
Net rent expense	200	221	227	421	467
Property taxes, utilities and other costs	376	424	332	799	715
Total net occupancy and equipment expense	$1,626	$1,858	$1,503	$3,484	$2,935
Depreciation expense increased over the prior year periods due to strategic investments made during 2012, including the new Vienna, West Virginia office and the new signage resulting from the introduction of the new brand.
Professional fees were $202,000 lower compared to the second quarter of 2012 due largely to the non-recurrence of consulting costs incurred associated with acquisition opportunities.
Marketing expense, which includes advertising, donation and other public relations costs, increased $112,000 compared to the linked quarter. The variance was largely the result of a contribution made in the second quarter of 2013 to Peoples Bancorp Foundation Inc., a private foundation established by Peoples in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the amount of any contribution determined based largely on the level of need within the communities Peoples serves.
Management expects Peoples' total non-interest expenses to be approximately $16.7 million for the third quarter of 2013, without any new acquisition-related costs. The Ohio Commerce acquisition is expected to add $400,000 to $500,000 to Peoples' operating expenses beginning in the fourth quarter of 2013. One-time costs associated with this acquisition also are estimated to be $1.0 million. Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 71.71% for the second quarter of 2013, up slightly from the linked quarter of 71.61% and the prior year of 69.61%. Management continues to target an efficiency ratio in the range of 68% to 70% for 2013.
Income Tax Expense
For the six months ended June 30, 2013, Peoples recorded income tax expense of $4.8 million, for an effective tax rate of 32.7%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $5.6 million for the same period in 2012, for an effective tax rate of 32.2%.
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30,
(Dollars in thousands)				2013	2012

Pre-Provision Net Revenue:
Income before income taxes	$7,431	$7,340	$7,501	$14,771	$17,237
Add: loss on debt extinguishment	—	—	—	—	3,111
Add: loss on loans held-for-sale and OREO	—	5	48	—	—
Add: loss on other assets	89	—	—	89	2
Less: recovery of loan losses	1,462	1,065	1,120	2,527	3,257
Less: gain on loans held-for-sale and OREO	81	—	—	76	8
Less: net gain on securities transactions	26	418	—	444	3,163
Less: gain on other assets	2	—	5	2	—
Pre-provision net revenue	$5,949	$5,862	$6,424	$11,811	$13,922

Pre-provision net revenue	$5,949	$5,862	$6,424	$11,811	$13,922
Total average assets	1,910,988	1,914,719	1,823,551	1,912,620	1,814,834

Pre-provision net revenue to total average assets (a)	1.25%	1.24%	1.42%	1.25%	1.54%
(a) Presented on an annualized basis
PPNR decreased compared to the prior year periods due mostly to the increase in total expenses over the prior year. The decrease in net interest income also contributed to the decrease.
FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2013, Peoples' interest-bearing deposits in other banks were down compared to both the linked quarter-end and prior year-end. These decreases were largely the result of $0.3 million of excess cash reserves being maintained at the Federal Reserve Bank, compared to $92.1 million at March 31, 2013 and $11.6 million at December 31, 2012. The higher balance at March 31, 2013 was due to the timing of the investment sales late in the first quarter of 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through six months of 2013, Peoples' total cash and cash equivalents decreased $24.8 million, as cash used in Peoples' investing and financing activities exceeded the $20.3 million of cash generated by operating activities. Investing activities used $27.6 million of cash to fund the $42.9 million net loan growth, while proceeds from sales and principal payments of investment securities exceeded purchases by $12.8 million. Within Peoples' financing activities, the decrease in deposits of $56.5 million caused increased borrowed funds of $41.6 million.
In comparison, through six months of 2012, Peoples' total cash and cash equivalents decreased $5.3 million, as cash used in Peoples' investing activities exceeded the $17.6 million of cash generated by operating activities and $16.5 million of cash generated by financing activities. Investing activities used $39.4 million of cash to fund the $17.5 million net loan growth, while purchases of investment securities exceeded the proceeds from sales and principal payments by $21.8 million. Within Peoples' financing activities, deposit growth generated $67.2 million of cash which was used primarily to reduce borrowed funds by $47.2 million and to repurchase the warrant held by the U.S Treasury.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$23	$25	$26	$28	$30
U.S. government sponsored agencies	400	459	516	575	648
States and political subdivisions	50,579	47,165	45,668	42,154	39,351
Residential mortgage-backed securities	503,574	495,135	514,096	472,439	525,391
Commercial mortgage-backed securities	33,606	48,072	64,416	61,345	42,410
Bank-issued trust preferred securities	7,811	7,879	10,357	10,105	12,744
Equity securities	4,335	3,910	4,106	2,714	3,412
Total fair value	$600,328	$602,645	$639,185	$589,360	$623,986
Total amortized cost	$606,441	$592,005	$628,584	$579,722	$614,131
Net unrealized (loss) gain	$(6,113)	$10,640	$10,601	$9,638	$9,855

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,855	$3,857	$3,860	$3,862	$3,864
Residential mortgage-backed securities	36,361	36,547	33,494	20,770	25,344
Commercial mortgage-backed securities	7,882	7,903	7,921	7,940	7,964
Total amortized cost	$48,098	$48,307	$45,275	$32,572	$37,172

Total investment portfolio:
Amortized cost	$654,539	$640,312	$673,859	$612,294	$651,303
Carrying value	$648,426	$650,952	$684,460	$621,932	$661,158
The 5% decrease in the investment portfolio since year-end was due to the timing of the sales and subsequent reinvestment of the first quarter repositioning of the investment portfolio. In 2013 and throughout 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase, for which management has made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so.
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

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Residential	$30,065	$32,748	$37,267	$40,827	$46,161
Commercial	—	—	—	—	997
Total fair value	$30,065	$32,748	$37,267	$40,827	$47,158
Total amortized cost	$28,820	$31,915	$36,395	$38,681	$45,512
Net unrealized gain	$1,245	$833	$872	$2,146	$1,646

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in the second quarter of 2013 and prior quarters. At June 30, 2013, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Gross portfolio loans:
Commercial real estate, construction	$30,770	$24,108	$34,265	$50,804	$43,775
Commercial real estate, other	389,281	381,331	378,073	379,561	394,323
Commercial real estate	420,051	405,439	412,338	430,365	438,098
Commercial and industrial	184,981	174,982	180,131	172,068	161,893
Residential real estate	252,282	237,193	233,841	233,501	212,813
Home equity lines of credit	52,212	50,555	51,053	51,137	48,414
Consumer	119,029	108,353	101,246	100,116	92,334
Deposit account overdrafts	1,674	3,996	6,563	1,580	1,726
Total portfolio loans	$1,030,229	$980,518	$985,172	$988,767	$955,278
Percent of loans to total loans:
Commercial real estate, construction	3.0%	2.4%	3.5%	5.1%	4.6%
Commercial real estate, other	37.8%	38.9%	38.4%	38.4%	41.2%
Commercial real estate	40.8%	41.3%	41.9%	43.5%	45.8%
Commercial and industrial	17.9%	17.8%	18.3%	17.4%	16.9%
Residential real estate	24.5%	24.2%	23.7%	23.6%	22.3%
Home equity lines of credit	5.1%	5.2%	5.2%	5.2%	5.1%
Consumer	11.5%	11.1%	10.3%	10.1%	9.7%
Deposit account overdrafts	0.2%	0.4%	0.6%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$338,854	$343,769	$330,721	$307,052	$296,025

The increase in construction loans was largely due to advances on loans with current relationships. The growth in commercial real estate loans during the second quarter of 2013 occurred as a result of lending opportunities within Peoples' primary market area. During the first two quarters of 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior quarters which caused the increase in residential real estate loans over the prior periods. Consumer loan balances, which consist mostly of loans to finance automobile purchases, continued to increase in 2013 due largely to Peoples placing greater emphasis on its consumer lending activity in recent quarters.
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2013:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$60,267	$25	$60,292	15.1%
Apartment complexes	53,197	828	54,025	13.5%
Office buildings and complexes:
Owner occupied	9,638	142	9,780	2.5%
Non-owner occupied	24,200	238	24,438	6.1%
Total office buildings and complexes	33,838	380	34,218	8.6%
Light industrial facilities:
Owner occupied	25,229	1,674	26,903	6.7%
Non-owner occupied	8,185	—	8,185	2.1%
Total light industrial facilities	33,414	1,674	35,088	8.8%
Retail facilities:
Owner occupied	10,483	248	10,731	2.7%
Non-owner occupied	18,523	417	18,940	4.7%
Total retail facilities	29,006	665	29,671	7.4%
Assisted living facilities and nursing homes	22,290	288	22,578	5.7%
Mixed commercial use facilities:
Owner occupied	12,568	502	13,070	3.3%
Non-owner occupied	14,701	17	14,718	3.7%
Total mixed commercial use facilities	27,269	519	27,788	7.0%
Day care facilities:
Owner occupied	12,643	—	12,643	3.2%
Non-owner occupied	4,518	—	4,518	1.1%
Total day care facilities	17,161	—	17,161	4.3%
Health care facilities:
Owner occupied	7,220	9	7,229	1.8%
Non-owner occupied	16,852	—	16,852	4.2%
Total health care facilities	24,072	9	24,081	6.0%
Restaurant facilities:
Owner occupied	10,120	118	10,238	2.6%
Non-owner occupied	1,899	—	1,899	0.5%
Total restaurant facilities	12,019	118	12,137	3.1%
Other	76,748	5,174	81,922	20.5%
Total commercial real estate, other	$389,281	$9,680	$398,961	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$5,607	$6,386	$11,993	21.4%
Residential property	1,290	1,058	2,348	4.2%
Apartment complexes	11,639	17,013	28,652	51.1%
Restaurant facilities	3,801	—	3,801	6.8%
Mixed commercial use facilities - non-owner occupied	2,918	27	2,945	5.3%
Other	5,515	783	6,298	11.2%
Total commercial real estate, construction	$30,770	$25,267	$56,037	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both June 30, 2013 and December 31, 2012.
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

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Commercial real estate	$12,568	$13,973	$14,215	$14,973	$16,212
Commercial and industrial	2,188	1,750	1,733	1,667	1,524
Residential real estate	1,005	783	801	837	1,090
Home equity lines of credit	490	485	479	470	478
Consumer	740	383	438	480	456
Deposit account overdrafts	122	65	145	180	165
Total allowance for loan losses	$17,113	$17,439	$17,811	$18,607	$19,925
As a percentage of total loans	1.66%	1.78%	1.81%	1.88%	2.09%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the second quarter of 2013, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $24.0 million or 27% since year-end 2012, reflecting $9.3 million in principal paydowns. Peoples upgraded $15.6 million in loans during 2013 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate for the ninth consecutive quarter. Both of these factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net recoveries and charge-offs:

	Three Months Ended
(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	217	566	2,034	266	889
Commercial real estate	217	566	2,034	266	889
Commercial and industrial	11	—	1	—	33
Residential real estate	88	134	201	329	354
Home equity lines of credit	—	2	—	17	6
Consumer	185	159	144	83	131
Deposit account overdrafts	115	130	157	163	132
Total gross charge-offs	616	991	2,537	858	1,545
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	1,432	1,374	1,861	127	805
Commercial real estate	1,432	1,374	1,861	127	805
Commercial and industrial	4	17	67	143	100
Residential real estate	145	116	165	76	228
Home equity lines of credit	5	8	9	9	7
Consumer	132	104	102	107	164
Deposit account overdrafts	34	65	40	34	37
Total recoveries	1,752	1,684	2,244	496	1,341
Net (recoveries) charge-offs:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(1,215)	(808)	173	139	84
Commercial real estate	(1,215)	(808)	173	139	84
Commercial and industrial	7	(17)	(66)	(143)	(67)
Residential real estate	(57)	18	36	253	126
Home equity lines of credit	(5)	(6)	(9)	8	(1)
Consumer	53	55	42	(24)	(33)
Deposit account overdrafts	81	65	117	129	95
Total net (recoveries) charge-offs	$(1,136)	$(693)	$293	$362	$204
Ratio of net (recoveries) charge-offs to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.48)%	(0.33)%	0.07%	0.06%	0.04%
Commercial real estate	(0.48)%	(0.33)%	0.07%	0.06%	0.04%
Commercial and industrial	—%	(0.01)%	(0.03)%	(0.06)%	(0.03)%
Residential real estate	(0.02)%	0.01%	0.01%	0.11%	0.05%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer	0.03%	0.02%	0.02%	(0.01)%	(0.01)%
Deposit account overdrafts	0.02%	0.02%	0.05%	0.05%	0.04%
Total	(0.45)%	(0.29)%	0.12%	0.15%	0.09%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Loans 90+ days past due and accruing:
Commercial real estate	$36	$—	$—	$—	$37
Commercial and industrial	—	—	181	27	—
Residential real estate	—	—	—	—	—
Consumer	—	3	4	—	14
Total	36	3	185	27	51
Nonaccrual loans:
Commercial real estate, construction	80	—	—	—	—
Commercial real estate	4,922	5,739	7,259	9,846	9,720
Commercial and industrial	297	327	627	408	474
Residential real estate	3,136	3,166	2,786	2,884	3,693
Home equity	32	78	24	15	215
Consumer	62	9	20	10	—
Total	8,529	9,319	10,716	13,163	14,102
Troubled debt restructurings:
Commercial real estate	1,879	2,208	2,572	1,891	2,416
Commercial and industrial	—	—	—	8	—
Residential real estate	175	276	350	419	49
Home equity	24	—	—	—	—
Total	2,078	2,484	2,922	2,318	2,465
Total nonperforming loans (NPLs)	10,643	11,806	13,823	15,508	16,618
Other real estate owned (OREO)
Commercial	—	815	815	815	815
Residential	120	—	21	358	325
Total	120	815	836	1,173	1,140
Total nonperforming assets (NPAs)	$10,763	$12,621	$14,659	$16,681	$17,758
NPLs as a percent of total loans	1.03%	1.20%	1.39%	1.55%	1.73%
NPAs as a percent of total assets	0.57%	0.65%	0.76%	0.89%	0.97%
NPAs as a percent of gross loans and OREO	1.04%	1.28%	1.48%	1.66%	1.85%
Allowance for loan losses as a percent of NPLs	160.80%	147.71%	128.86%	119.98%	119.90%
The decrease in nonperforming assets during the second quarter of 2013 was due largely to two commercial real estate loans being paid-off, each was approximately $0.3 million, and the sale of two OREO properties. During the first quarter of 2013, the decrease was due to two commercial real estate loans, with one borrower, paid-off. The relationship had an aggregate outstanding principal balance of $1.4 million at December 31, 2012. The reduction contributed to the decrease in total criticized loans, which were down 27% at June 30, 2013 versus year-end 2012.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Interest-bearing deposits:
Retail certificates of deposit	$349,511	$353,894	$392,313	$413,837	$411,401
Money market deposit accounts	238,554	288,538	288,404	251,735	246,657
Governmental deposit accounts	146,817	167,441	130,630	157,802	158,832
Savings accounts	199,503	200,549	183,499	172,715	161,664
Interest-bearing demand accounts	125,875	124,969	124,787	112,854	112,476
Total retail interest-bearing deposits	1,060,260	1,135,391	1,119,633	1,108,943	1,091,030
Brokered certificates of deposits	50,393	52,648	55,599	55,168	54,639
Total interest-bearing deposits	1,110,653	1,188,039	1,175,232	1,164,111	1,145,669
Non-interest-bearing deposits	325,125	340,887	317,071	288,376	272,627
Total deposits	$1,435,778	$1,528,926	$1,492,303	$1,452,487	$1,418,296
During 2013, Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as certificates of deposit (“CDs”) and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental deposits and similar non-core deposits, as well as non-renewal of maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The decrease in money market deposit accounts was also due to a reduction in balances from Peoples' trust department. Since late 2008, Peoples' trust department has maintained larger than historical amounts of funds in money market deposit accounts as the ultra-low rate environment limited short-term investment options. The decrease in governmental deposit accounts during the second quarter was due to normal seasonal declines, as the balances typically increase annually during the first quarter. The decrease in non-interest-bearing deposits was the result of a commercial customer maintaining an abnormally high balance as of March 31, 2013.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Short-term borrowings:
FHLB advances	$59,000	$—	$15,000	$—	$7,500
Retail repurchase agreements	33,521	32,395	32,769	37,651	35,847
Total short-term borrowings	92,521	32,395	47,769	37,651	43,347
Long-term borrowings:
FHLB advances	64,180	64,348	64,904	66,270	66,471
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Other long-term borrowings	21,534	22,726	23,919	—	—
Total long-term borrowings	125,714	127,074	128,823	106,270	106,471
Subordinated debentures held by subsidiary trust	—	—	—	22,627	22,618
Total borrowed funds	$218,235	$159,469	$176,592	$166,548	$172,436
Any short-term FHLB advances would consist of overnight borrowings by Peoples being maintained in connection with the management of Peoples' daily liquidity position.
As disclosed in Peoples' 2012 Form 10-K, Peoples entered into a loan agreement on December 18, 2012, and is subject to certain covenants. At June 30, 2013, Peoples was in compliance with the applicable material covenants imposed by this agreement.

Capital/Stockholders’ Equity
During the second quarter of 2013, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared, which was more than offset by the decline in the market value of available-for-sale investment securities. At June 30, 2013, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Capital Amounts:
Tier 1 common	$166,576	$164,329	$160,604	$157,520	$156,565
Tier 1	166,576	164,329	160,604	180,147	179,183
Total (Tier 1 and Tier 2)	182,706	179,569	176,224	195,083	194,307
Net risk-weighted assets	$1,175,647	$1,118,644	$1,141,938	$1,136,532	$1,124,982
Capital Ratios:
Tier 1 common	14.17%	14.69%	14.06%	13.86%	13.92%
Tier 1	14.17%	14.69%	14.06%	15.85%	15.93%
Total (Tier 1 and Tier 2)	15.54%	16.05%	15.43%	17.16%	17.27%
Leverage ratio	9.04%	8.90%	8.83%	10.13%	10.18%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Tangible Equity:
Total stockholders' equity, as reported	$219,147	$226,079	$221,728	$218,835	$214,623
Less: goodwill and other intangible assets	71,608	69,977	68,525	68,422	65,383
Tangible equity	$147,539	$156,102	$153,203	$150,413	$149,240

Tangible Assets:
Total assets, as reported	$1,899,841	$1,938,722	$1,918,050	$1,866,510	$1,831,359
Less: goodwill and other intangible assets	71,608	69,977	68,525	68,422	65,383
Tangible assets	$1,828,233	$1,868,745	$1,849,525	$1,798,088	$1,765,976

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Tangible Book Value per Common Share:
Tangible equity	$147,539	$156,102	$153,203	$150,413	$149,240
Common shares outstanding	10,583,161	10,568,147	10,547,960	10,534,445	10,526,954

Tangible book value per common share	$13.94	$14.77	$14.52	$14.28	$14.18

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$147,539	$156,102	$153,203	$150,413	$149,240
Tangible assets	$1,828,233	$1,868,745	$1,849,525	$1,798,088	$1,765,976

Tangible equity to tangible assets	8.07%	8.35%	8.28%	8.37%	8.45%
The decrease in tangible equity, which was the main contributor to the decrease in tangible book value and tangible equity to tangible assets ratio, was due to the decline in the market value of Peoples' available-for-sale investment portfolio.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
300	$3,741	7.2%	$9,688	19.6%	$(60,243)	(24.6)%	$(20,348)	(8.5)%
200	3,890	7.5%	8,627	17.5%	(39,619)	(16.2)%	(3,888)	(1.6)%
100	2,997	5.8%	6,311	12.8%	(17,609)	(7.2)%	7,344	3.1%
At June 30, 2013, Peoples' Consolidated Balance Sheets remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. The benefit of the actions taken late in the first quarter of 2013 within the investment portfolio to reduce interest rate exposure were fully reflected in the analysis above. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheets, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2012 Form 10-K.
At June 30, 2013, Peoples had liquid assets of $234.6 million, which represented 11.6% of total assets and unfunded commitments. This amount exceeded the minimal level of $40.5 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $45.5 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Home equity lines of credit	$43,956	$44,124	$43,818	$43,719	$42,043
Unadvanced construction loans	25,646	19,092	11,839	14,261	17,578
Other loan commitments	138,783	127,665	113,868	142,269	112,604
Loan commitments	208,385	190,881	169,525	200,249	172,225

Standby letters of credit	$35,845	$34,771	$35,373	$36,218	$40,330
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2013:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2013	—	(2)	$—	(2)	—	—
May 1 - 31, 2013	—	(2)	$—	(2)	—	—
June 1 - 30, 2013	—		$—		—	—
Total	—		$—		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2013.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION

Item 5.02(e) Compensation Arrangements for Certain Officers
On July 25, 2013, the Board of Directors of Peoples approved the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (the “Plan”). Participation in the Plan is limited to a select group of management and highly compensated employees designated by the Compensation Committee of the Peoples Board of Directors, including the executive officers of Peoples. The following summary and description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4.
Deferrals of Compensation. Pursuant to the terms of the Plan, participants may elect to defer base salary, annual bonus and other compensation such as commissions, excluding equity awards. After the applicable deadline, a deferral election is irrevocable for that Plan year unless otherwise permitted under the Plan. Generally, a participant must submit a deferral election by December 31 of the year before the services are to be performed. The deferred compensation, if any, is credited to a bookkeeping account maintained on behalf of the participant. The participant is fully vested in the bookkeeping account which will be credited with earnings and losses based on the performance of the investment selections made by the participant for the account. The Compensation Committee will determine the deemed investments which participants may direct that their bookkeeping accounts be credited with.
Company Contributions. Peoples or one of its affiliates, as applicable, may make discretionary contributions to participants' bookkeeping accounts in such amount that would have been made pursuant to the Peoples Bancorp Inc. Retirement Savings Plan (the “Qualified Plan”) as matching contributions if all amounts elected to be deferred under the Plan had been deferred under the Qualified Plan. Any such contributions will be credited to the participants' bookkeeping accounts and will vest in accordance with the vesting schedule under the Qualified Plan, provided that the amounts will become fully vested in the event of a participant's retirement or death and will be forfeited if a participant is terminated for cause.
Distributions. The amount reflected in a participant's bookkeeping account will be distributed on the January 1 immediately following the participant's termination of employment in a single lump sum payment; provided, however, that, at the time a participant makes an initial deferral election under the Plan, the participant may elect to receive distribution of the participant's account in up to ten substantially equal annual installments beginning on the January 1 immediately following the participant's termination and on each January 1 thereafter. If a participant dies before distribution of the amount reflected in the participant's bookkeeping account or complete distribution of the participant's account, then the participant's account will be distributed to the participant's beneficiary within 90 days after the participant's death.
Plan Funding. The Plan is an unfunded, unsecured promise by Peoples to pay the amounts credited to participants' bookkeeping accounts under the Plan at a later date. Participants have only the rights of general unsecured creditors of Peoples and do not have any interest in or right to any specific asset of Peoples.
Administration. The Plan is administered by the Compensation Committee who will serve as the administrator of the Plan without additional compensation. The Compensation Committee may interpret the Plan, determine all questions arising in the administration, interpretation and application of the Plan, employ actuaries, accountants, legal counsel and other individuals in connection with the administration of the Plan, request any information that it deems necessary to determine the solvency of Peoples or any affiliate, and take all other necessary and proper actions to fulfill the Compensation Committee's duties under the Plan.
Plan Amendment and Termination. Peoples may amend, modify, suspend or terminate the Plan at any time without any participant's consent unless it would retroactively reduce the amount credited to a participant's bookkeeping account.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 25, 2013	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 25, 2013	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by shareholders on April 25, 2013)	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 26, 2013 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after June 27, 2013	Filed herewith

10.3	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) to be used for grants on and after June 27, 2013	Filed herewith

10.4	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)	Filed herewith

10.5	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after July 25, 2013	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2013; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to the Unaudited Consolidated Financial Statements.