Form 10-Q
period 2013-09-30
PEOPLES BANCORP INC
filed 2013-10-24
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,810,596 common shares, without par value, at October 23, 2013.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$41,348	$47,256
Interest-bearing deposits in other banks	9,312	15,286
Total cash and cash equivalents	50,660	62,542
Available-for-sale investment securities, at fair value (amortized cost of $623,024 at September 30, 2013 and $628,584 at December 31, 2012)	616,036	639,185
Held-to-maturity investment securities, at amortized cost (fair value of $48,629 at September 30, 2013 and $47,124 at December 31, 2012)	49,758	45,275
Other investment securities, at cost	24,679	24,625
Total investment securities	690,473	709,085
Loans, net of deferred fees and costs	1,057,165	985,172
Allowance for loan losses	(16,902)	(17,811)
Net loans	1,040,263	967,361
Loans held for sale	3,179	6,546
Bank premises and equipment, net	28,990	27,013
Bank owned life insurance	1,865	51,229
Goodwill	65,786	64,881
Other intangible assets	5,631	3,644
Other assets	32,858	25,749
Total assets	$1,919,705	$1,918,050
Liabilities
Deposits:
Non-interest-bearing	$356,767	$317,071
Interest-bearing	1,081,099	1,175,232
Total deposits	1,437,866	1,492,303
Short-term borrowings	106,843	47,769
Long-term borrowings	124,146	128,823
Accrued expenses and other liabilities	28,603	27,427
Total liabilities	1,697,458	1,696,322
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,197,041 shares issued at September 30, 2013 and 11,155,648 shares issued at December 31, 2012, including shares in treasury	168,457	167,039
Retained earnings	77,298	69,158
Accumulated other comprehensive (loss) income, net of deferred income taxes	(8,545)	654
Treasury stock, at cost, 600,244 shares at September 30, 2013 and 607,688 shares at December 31, 2012	(14,963)	(15,123)
Total stockholders’ equity	222,247	221,728
Total liabilities and stockholders’ equity	$1,919,705	$1,918,050

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$11,958	$11,911	$34,945	$35,714
Interest and dividends on taxable investment securities	4,119	4,658	12,493	15,104
Interest on tax-exempt investment securities	410	368	1,183	1,064
Other interest income	22	5	65	13
Total interest income	16,509	16,942	48,686	51,895
Interest Expense:
Interest on deposits	1,674	2,171	5,411	7,007
Interest on short-term borrowings	28	19	63	57
Interest on long-term borrowings	1,131	936	3,406	2,984
Interest on junior subordinated debentures held by subsidiary trust	—	495	—	1,482
Total interest expense	2,833	3,621	8,880	11,530
Net interest income	13,676	13,321	39,806	40,365
Recovery of loan losses	(919)	(956)	(3,446)	(4,213)
Net interest income after recovery of loan losses	14,595	14,277	43,252	44,578
Other Income:
Insurance income	3,261	2,367	9,359	7,756
Deposit account service charges	2,377	2,261	6,479	6,728
Trust and investment income	1,751	1,565	5,225	4,510
Electronic banking income	1,547	1,484	4,527	4,436
Mortgage banking income	360	638	1,443	1,869
Net (loss) gain on investment securities	(1)	112	443	3,275
Net loss on asset disposals and other transactions	(19)	(161)	(30)	(3,266)
Other non-interest income	290	257	841	853
Total other income	9,566	8,523	28,287	26,161
Other Expenses:
Salaries and employee benefit costs	9,358	8,051	27,009	24,711
Net occupancy and equipment	1,637	1,423	5,121	4,358
Professional fees	1,188	1,172	3,084	3,189
Electronic banking expense	920	887	2,645	2,451
Marketing expense	547	534	1,559	1,490
Data processing and software	530	470	1,479	1,442
Franchise tax	412	415	1,238	1,241
Communication expense	342	294	1,006	930
FDIC insurance	224	257	754	789
Foreclosed real estate and other loan expenses	243	263	683	739
Amortization of other intangible assets	180	134	533	350
Other non-interest expense	1,682	1,766	4,759	4,678
Total other expenses	17,263	15,666	49,870	46,368
Income before income taxes	6,898	7,134	21,669	24,371
Income tax expense	4,381	2,310	9,209	7,860
Net income	$2,517	$4,824	$12,460	$16,511
Earnings per share - basic	$0.24	$0.45	$1.17	$1.56
Earnings per share - diluted	$0.23	$0.45	$1.16	$1.56
Weighted-average number of shares outstanding - basic	10,589,126	10,530,800	10,574,130	10,522,874
Weighted-average number of shares outstanding - diluted	10,692,555	10,530,876	10,664,999	10,522,905
Cash dividends declared	$1,513	$1,175	$4,320	$3,522
Cash dividends declared per share	$0.14	$0.11	$0.40	$0.33
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$2,517	$4,824	$12,460	$16,511
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(876)	(107)	(17,146)	1,468
Related tax benefit (expense)	307	37	6,001	(514)
Less: reclassification adjustment for net gain included in net income	(1)	112	443	3,275
Related tax expense	—	(39)	(155)	(1,146)
Net effect on other comprehensive income (loss)	(568)	(143)	(11,433)	(1,175)
Defined benefit plans:
Net loss arising during the period	3,023	—	3,023	318
Related tax benefit	(1,058)	—	(1,058)	(111)
Amortization of unrecognized loss and service cost on benefit plans	50	41	149	119
Related tax expense	(17)	(14)	(52)	(41)
Recognition of loss due to settlement and curtailment	264	—	264	353
Related tax expense	(92)	—	(92)	(124)
Net effect on other comprehensive income (loss)	2,170	27	2,234	514
Total other comprehensive income (loss), net of tax	1,602	(116)	(9,199)	(661)
Total comprehensive income (loss)	$4,119	$4,708	$3,261	$15,850

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2012	$167,039	$69,158	$654	$(15,123)	$221,728
Net income		12,460			12,460
Other comprehensive loss, net of tax			(9,199)		(9,199)
Common stock cash dividends declared		(4,320)			(4,320)
Tax benefit from exercise of stock options	73				73
Reissuance of treasury stock for deferred compensation plan				169	169
Purchase of treasury stock				(166)	(166)
Common shares issued under dividend reinvestment plan	318				318
Common shares issued under Board of Directors' compensation plan	(25)			157	132
Stock-based compensation expense	1,052				1,052
Balance, September 30, 2013	$168,457	$77,298	$(8,545)	$(14,963)	$222,247

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$32,123	$22,806
Investing activities:
Available-for-sale investment securities:
Purchases	(206,331)	(190,531)
Proceeds from sales	121,117	113,720
Proceeds from principal payments, calls and prepayments	82,247	111,377
Held-to-maturity investment securities:
Purchases	(5,216)	(23,791)
Proceeds from principal payments	455	7,387
Net increase in loans	(68,729)	(20,449)
Net expenditures for premises and equipment	(4,777)	(2,331)
Proceeds from sales of other real estate owned	922	1,387
Proceeds from bank owned life insurance contracts	42,837	—
Business acquisitions, net of cash received	(2,248)	(3,321)
Investment in limited partnership and tax credit funds	(120)	(187)
Net cash used in investing activities	(39,843)	(6,739)
Financing activities:
Net increase in non-interest-bearing deposits	39,696	34,742
Net (decrease) increase in interest-bearing deposits	(94,140)	27,190
Net increase (decrease) in short-term borrowings	59,074	(13,992)
Payments on long-term borrowings	(4,698)	(39,152)
Repurchase of preferred shares and common stock warrant	—	(1,201)
Cash dividends paid on common shares	(4,007)	(3,265)
Purchase of treasury stock	(166)	(80)
Proceeds from issuance of common shares	6	5
Excess tax benefit from share-based payments	73	13
Net cash (used in) provided by financing activities	(4,162)	4,260
Net (decrease) increase in cash and cash equivalents	(11,882)	20,327
Cash and cash equivalents at beginning of period	62,542	38,950
Cash and cash equivalents at end of period	$50,660	$59,277

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. ("Peoples") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2012 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2013, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2012, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2012 Form 10-K.
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
New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board issued an accounting standards update with new guidance on the presentation of accumulated other comprehensive income (“AOCI”). This standard was effective for public companies for interim and annual periods beginning after December 15, 2012. The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. Peoples adopted this new guidance on January 1, 2013, as required. As a result of the adoption, the disclosure of AOCI included in Note 6 contains additional information regarding reclassifications out of AOCI and into net income.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following at September 30, 2013:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Obligations of:
U.S. Treasury and government agencies	$22	$—	$22	$—
U.S. government sponsored agencies	356	—	356	—
States and political subdivisions	51,061	—	51,061	—
Residential mortgage-backed securities	519,387	—	519,387	—
Commercial mortgage-backed securities	33,135	—	33,135	—
Bank-issued trust preferred securities	7,868	—	7,868	—
Equity securities	4,207	4,073	134	—
Total available-for-sale securities	$616,036	$4,073	$611,963	$—
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$26	$—
U.S. government sponsored agencies	516	—	516	—
States and political subdivisions	45,668	681	44,987	—
Residential mortgage-backed securities	514,096	—	514,096	—
Commercial mortgage-backed securities	64,416	—	64,416	—
Bank-issued trust preferred securities	10,357	—	10,357	—
Equity securities	4,106	3,971	135	—
Total available-for-sale securities	$639,185	$4,652	$634,533	$—
Held-to-maturity securities reported at fair value comprised the following at September 30, 2013:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Obligations of:
States and political subdivisions	$3,973	$—	$3,973	$—
Residential mortgage-backed securities	36,898	—	36,898	—
Commercial mortgage-backed securities	7,758	—	7,758	—
Total held-to-maturity securities	$48,629	$—	$48,629	$—
December 31, 2012
Obligations of:
States and political subdivisions	$4,250	$—	$4,250	$—
Residential mortgage-backed securities	34,560	—	34,560	—
Commercial mortgage-backed securities	8,314	—	8,314	—
Total held-to-maturity securities	$47,124	$—	$47,124	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2013, impaired loans with an aggregate outstanding principal balance of $2.6 million were measured and reported at a fair value of $2.2 million.  For the three months ended September 30, 2013, Peoples recognized $0.1 million of losses and for the nine months ended September 30, 2013, Peoples recognized losses of $0.4 million, on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,660	$50,660	$62,542	$62,542
Investment securities	690,473	689,344	709,085	710,934
Loans	1,043,442	971,413	973,907	897,132
Financial liabilities:
Deposits	$1,437,866	$1,444,517	$1,492,303	$1,503,098
Short-term borrowings	106,843	106,843	47,769	47,769
Long-term borrowings	124,146	131,103	128,823	141,691
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Obligations of:
U.S. Treasury and government agencies	$22	$—	$—	$22
U.S. government sponsored agencies	341	15	—	356
States and political subdivisions	50,495	1,700	(1,134)	51,061
Residential mortgage-backed securities	528,634	6,176	(15,423)	519,387
Commercial mortgage-backed securities	33,813	289	(967)	33,135
Bank-issued trust preferred securities	8,503	—	(635)	7,868
Equity securities	1,216	3,077	(86)	4,207
Total available-for-sale securities	$623,024	$11,257	$(18,245)	$616,036
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$—	$26
U.S. government sponsored agencies	486	30	—	516
States and political subdivisions	42,458	3,292	(82)	45,668
Residential mortgage-backed securities	511,305	12,558	(9,767)	514,096
Commercial mortgage-backed securities	62,129	2,330	(43)	64,416
Bank-issued trust preferred securities	10,966	73	(682)	10,357
Equity securities	1,214	2,977	(85)	4,106
Total available-for-sale securities	$628,584	$21,260	$(10,659)	$639,185
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both September 30, 2013 and December 31, 2012.  During the third quarter of 2013, Peoples also classified certain mutual funds as equity securities, which are intended for the payment of benefits under a deferred compensation plan for certain key officers of Peoples. At September 30, 2013, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains realized	$—	$761	$3,312	$4,033
Gross losses realized	1	649	2,869	758
Net (loss) gain realized	$(1)	$112	$443	$3,275
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	21,026	1,134	30	—	—	—	21,026	1,134
Residential mortgage-backed securities	334,362	12,090	77	37,716	3,333	12	372,078	15,423
Commercial mortgage-backed securities	22,628	750	5	4,933	217	1	27,561	967
Bank-issued trust preferred securities	3,037	75	2	4,831	560	4	7,868	635
Equity securities	—	—	—	92	86	2	92	86
Total	$381,053	$14,049	114	$47,572	$4,196	19	$428,625	$18,245
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	4,558	82	8	—	—	—	4,558	82
Residential mortgage-backed securities	135,250	2,326	28	89,958	7,441	20	225,208	9,767
Commercial mortgage-backed securities	7,681	43	2	—	—	—	7,681	43
Bank-issued trust preferred securities	2,376	18	2	5,434	664	5	7,810	682
Equity securities	—	—	—	91	85	1	91	85
Total	$149,865	$2,469	40	$95,483	$8,190	26	$245,348	$10,659
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2013, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2013 and December 31, 2012, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2013, approximately 93% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 7%, or five positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the five positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.8 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the four bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2013 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector. The four securities had an aggregate book value of approximately $5.4 million and fair value of $4.8 million at September 30, 2013.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$19	$3	$—	$22
U.S. government sponsored agencies	—	341	—	—	341
States and political subdivisions	470	2,915	17,532	29,578	50,495
Residential mortgage-backed securities	77	6,007	41,100	481,450	528,634
Commercial mortgage-backed securities	—	5,285	23,177	5,351	33,813
Bank-issued trust preferred securities	—	—	—	8,503	8,503
Equity securities					1,216
Total available-for-sale securities	$547	$14,567	$81,812	$524,882	$623,024
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$19	$3	$—	$22
U.S. government sponsored agencies	—	356	—	—	356
States and political subdivisions	472	3,072	18,186	29,331	51,061
Residential mortgage-backed securities	78	6,262	40,025	473,022	519,387
Commercial mortgage-backed securities	—	5,574	22,244	5,317	33,135
Bank-issued trust preferred securities	—	—	—	7,868	7,868
Equity securities					4,207
Total available-for-sale securities	$550	$15,283	$80,458	$515,538	$616,036
Total average yield	4.74%	4.46%	2.84%	2.72%	2.80%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Obligations of:
States and political subdivisions	$3,853	$135	$(15)	$3,973
Residential mortgage-backed securities	38,046	54	(1,202)	36,898
Commercial mortgage-backed securities	7,859	10	(111)	7,758
Total held-to-maturity securities	$49,758	$199	$(1,328)	$48,629
December 31, 2012
Obligations of:
States and political subdivisions	$3,860	$390	$—	$4,250
Residential mortgage-backed securities	33,494	1,107	(41)	34,560
Commercial mortgage-backed securities	7,921	393	—	8,314
Total held-to-maturity securities	$45,275	$1,890	$(41)	$47,124
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and nine months ended September 30, 2013 and 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2013
Obligations of:
States and political subdivisions	$867	$15	2	$—	$—	—	$867	$15
Residential mortgage-backed securities	34,860	1,202	8	—	—	—	34,860	1,202
Commercial mortgage-backed securities	6,656	111	1	—	—	—	6,656	111
Total	$42,383	$1,328	11	$—	$—	—	$42,383	$1,328
December 31, 2012
Residential mortgage-backed securities	$2,398	$41	2	$—	$—	—	$2,398	$41
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$2,398	$41	2	$—	$—	—	$2,398	$41
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$336	$3,517	$3,853
Residential mortgage-backed securities	—	—	532	37,514	38,046
Commercial mortgage-backed securities	—	—	—	7,859	7,859
Total held-to-maturity securities	$—	$—	$868	$48,890	$49,758
Fair value
Obligations of:
States and political subdivisions	$—	$—	$325	$3,648	$3,973
Residential mortgage-backed securities	—	—	512	36,386	36,898
Commercial mortgage-backed securities	—	—	—	7,758	7,758
Total held-to-maturity securities	$—	$—	$837	$47,792	$48,629
Total average yield	—%	—%	2.57%	2.79%	2.78%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $314.5 million and $260.9 million at September 30, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $21.4 million and $45.3 million at September 30, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $17.4 million and $50.4 million at September 30, 2013 and December 31, 2012, respectively, and held-to-maturity securities with a carrying value of $26.3 million at September 30, 2013 to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate, construction	$39,969	$34,265
Commercial real estate, other	374,953	378,073
Commercial real estate	414,922	412,338
Commercial and industrial	192,238	180,131
Residential real estate	262,602	233,841
Home equity lines of credit	55,341	51,053
Consumer	127,785	101,246
Deposit account overdrafts	4,277	6,563
Total loans	$1,057,165	$985,172
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate	$2,012	$2,145
Commercial and industrial	57	74
Residential real estate	11,458	12,873
Consumer	48	84
Total outstanding balance	$13,575	$15,176
Net carrying amount	$13,091	$14,700
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $233.8 million and $202.0 million at September 30, 2013 and December 31, 2012, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $148.9 million and $123.8 million at September 30, 2013 and December 31, 2012, respectively.
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

	Nonaccrual Loans		Accruing Loans 90+ Days Past Due
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial real estate, construction	$76	$—	$—	$—
Commercial real estate, other	4,786	9,831	—	—
Commercial real estate	4,862	9,831	—	—
Commercial and industrial	323	627	950	181
Residential real estate	3,207	3,136	—	—
Home equity lines of credit	85	24	1,615	1,050
Consumer	60	20	32	4
Total	$8,537	$13,638	$2,597	$1,235
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
September 30, 2013
Commercial real estate, construction	$—	$—	$—	$—	$39,969	$39,969
Commercial real estate, other	2,485	635	1,972	5,092	369,861	374,953
Commercial real estate	2,485	635	1,972	5,092	409,830	414,922
Commercial and industrial	4,324	—	1,177	5,501	186,737	192,238
Residential real estate	2,565	1,317	1,790	5,672	256,930	262,602
Home equity lines of credit	650	310	1,660	2,620	52,721	55,341
Consumer	758	112	92	962	126,823	127,785
Deposit account overdrafts	73	—	—	73	4,204	4,277
Total	$10,855	$2,374	$6,691	$19,920	$1,037,245	$1,057,165
December 31, 2012
Commercial real estate, construction	$—	$77	$—	$77	$34,188	$34,265
Commercial real estate, other	11,382	705	5,144	17,231	360,842	378,073
Commercial real estate	11,382	782	5,144	17,308	395,030	412,338
Commercial and industrial	3,841	116	294	4,251	175,880	180,131
Residential real estate	4,640	1,049	2,019	7,708	226,133	233,841
Home equity lines of credit	390	65	1,074	1,529	49,524	51,053
Consumer	926	127	10	1,063	100,183	101,246
Deposit account overdrafts	55	—	—	55	6,508	6,563
Total	$21,234	$2,139	$8,541	$31,914	$953,258	$985,172
During 2013, Peoples identified certain home equity lines of credit that had matured and were not sent notices that the principal was due. The majority of the borrowers continued to make required payments past maturity and had not defaulted. These loans should have been reported as past due since the principal was contractually due during a previous period. The total balance of these loans was $2.2 million at September 30, 2013, $1.2 million and $0.8 million at December 31, 2012 and 2011, respectively. Peoples has mailed letters to these customers, informing them that a notice of principal due will be sent in December 2013. Peoples has adjusted prior period amounts reported to appropriately reflect these loans, and expects the impact of these loans on past due balances to decrease significantly during the fourth quarter of 2013 and first quarter of 2014.
Also at September 30, 2013, commercial and industrial loans reported as accruing and 90 days past due were substantially higher than previous periods. The cause of this increase was a single loan that was brought current in October 2013.
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
September 30, 2013
Commercial real estate, construction	$36,096	$—	$70	$—	$3,803	$39,969
Commercial real estate, other	343,912	12,625	17,845	—	571	374,953
Commercial real estate	380,008	12,625	17,915	—	4,374	414,922
Commercial and industrial	173,244	6,465	12,302	227	—	192,238
Residential real estate	22,787	1,706	7,743	—	230,366	262,602
Home equity lines of credit	891	—	1,019	—	53,431	55,341
Consumer	52	7	28	—	127,698	127,785
Deposit account overdrafts	—	—	—	—	4,277	4,277
Total	$576,982	$20,803	$39,007	$227	$420,146	$1,057,165
December 31, 2012
Commercial real estate, construction	$29,738	$—	$1,095	$—	$3,432	$34,265
Commercial real estate, other	328,435	18,940	29,573	—	1,125	378,073
Commercial real estate	358,173	18,940	30,668	—	4,557	412,338
Commercial and industrial	150,180	21,566	7,054	—	1,331	180,131
Residential real estate	22,392	1,768	7,597	10	202,074	233,841
Home equity lines of credit	1,051	—	1,094	—	48,908	51,053
Consumer	66	—	47	—	101,133	101,246
Deposit account overdrafts	—	—	—	—	6,563	6,563
Total	$531,862	$42,274	$46,460	$10	$364,566	$985,172
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	10,857	2,291	2,512	4,803	566	6,441	—
Commercial real estate	10,857	$2,291	$2,512	$4,803	$566	$6,441	$—
Commercial and industrial	265	261	—	261	261	202	—
Residential real estate	3,271	76	2,790	2,866	29	2,968	90
Home equity lines of credit	342	—	342	342	—	331	12
Consumer	184	—	184	184	—	133	11
Total	$14,919	$2,628	$5,828	$8,456	$856	$10,075	$113
December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	19,023	2,785	7,053	9,838	1,262	11,048	—
Commercial real estate	19,023	$2,785	$7,053	$9,838	$1,262	$11,048	$—
Commercial and industrial	696	182	437	619	36	518	—
Residential real estate	3,943	418	3,063	3,481	123	2,014	149
Home equity lines of credit	349	—	349	349	—	140	17
Consumer	114	—	114	114	—	49	14
Total	$24,125	$3,385	$11,016	$14,401	$1,421	$13,769	$180
At September 30, 2013, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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
During 2013, in accordance with regulatory guidance regarding borrowers who were in Chapter 7 bankruptcy, Peoples identified $543,000 of loans that were TDRs. The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower. As of September 30, 2013, a total of $494,000 of these loans were accruing since Peoples expects to collect all principal and interest payments.
The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30, 2013 and 2012.

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2013	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2013
Commercial real estate, other	1	$428	$428	$415	1	$428	$428	$415
Commercial and industrial	—	$—	$—	$—	—	$—	$—	$—
Residential real estate	3	$118	$118	$118	13	$461	$461	$360
Home equity lines of credit	—	$—	$—	$—	2	$53	$53	$52
Consumer	6	$55	$55	$55	28	$219	$219	$131

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2012	Number of Contracts	Pre-Modification	Post-Modification	At September 30, 2012
Commercial real estate, other	3	$422	$422	$413	4	$752	$752	$743
Commercial and industrial	2	$58	$58	$58	2	$58	$58	$58
Residential real estate	71	$2,788	$2,788	$2,788	71	$2,788	$2,788	$2,788
Home equity lines of credit	20	$244	$244	$244	20	$244	$244	$244
Consumer	33	$143	$143	$143	33	$143	$143	$143

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the nine months ended September 30, 2013 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification). There were no such loans during the nine months ended September 30, 2012.

	September 30, 2013
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	1	$251	$—
Residential real estate	2	70	—
Home equity lines of credit	1	24	—
Consumer	2	11	—
Total	6	$356	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended September 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(982)	(11)	(440)	(162)	(645)	(380)	(2,620)
Recoveries	4,313	28	300	20	361	135	5,157
Net recoveries (charge-offs)	3,331	17	(140)	(142)	(284)	(245)	2,537
Recovery of loan losses	(4,720)	445	165	—	410	254	(3,446)
Balance, September 30, 2013	$12,826	$2,195	$826	$337	$564	$154	$16,902

Period-end amount allocated to:
Loans individually evaluated for impairment	$566	$261	$29	$—	$—	$—	$856
Loans collectively evaluated for impairment	12,260	1,934	797	337	564	154	16,046
Ending balance	$12,826	$2,195	$826	$337	$564	$154	$16,902

Balance, January 1, 2012	$18,947	$2,434	$1,119	$541	$449	$227	$23,717
Charge-offs	(3,112)	—	(890)	(94)	(428)	(417)	(4,941)
Recoveries	2,538	258	608	23	459	158	4,044
Net (charge-offs) recoveries	(574)	258	(282)	(71)	31	(259)	(897)
Recovery of loan losses	(3,400)	(1,025)	—	—	—	212	(4,213)
Balance, September 30, 2012	$14,973	$1,667	$837	$470	$480	$180	$18,607

Period-end amount allocated to:
Loans individually evaluated for impairment	$731	$—	$36	$—	$—	$—	$767
Loans collectively evaluated for impairment	14,242	1,667	801	470	480	180	17,840
Ending balance	$14,973	$1,667	$837	$470	$480	$180	$18,607
During the third quarter of 2013, Peoples extended the historical loss period from two years to three years for its quantitative calculation of the allowance for loan losses. As discussed in Peoples' 2012 Form 10-K, the historical loss period may be updated based on actual charge-offs experienced, and management believes this change more appropriately reflects inherent losses in the portfolio, considering both the economic decline and progress of the recovery, and associated losses and recoveries in the loan portfolio. Peoples also uses qualitative factors in its determination of the allowance for loan losses, which were appropriately adjusted based on internal and external factors that are further discussed Note 1 of Peoples' 2012 Form 10-K. The impact of these changes on the allowance for loan losses was immaterial.

Note 5. Bank Owned Life Insurance

In May 2013, Peoples initiated a partial surrender of its bank owned life insurance ("BOLI") contracts, resulting in a $5.2 million payout. In July 2013, Peoples requested the surrender of BOLI contracts reported at approximately $42.8 million, with a cost basis of $36.5 million at June 30, 2013. Peoples received notification from the insurance carrier that the surrender request had been processed in July 2013. Peoples received approximately $36.2 million in July 2013 in partial satisfaction of the surrender request, and recorded the remainder as a receivable with the expectation of receiving it within six months of the surrender notification.
As a result of this transaction, Peoples recorded an additional $2.2 million in income tax expense in the third quarter of 2013.
Note 6. Stockholders’ Equity

The following table details the progression in shares of Peoples’ common and treasury stock during the nine months ended September 30, 2013:

	Common Stock	Treasury Stock
Shares at December 31, 2012	11,155,648	607,688
Changes related to stock-based compensation awards:
Release of restricted common shares	26,246	5,207
Changes related to deferred compensation plan:
Purchase of treasury stock		2,577
Reissuance of treasury stock		(9,147)
Common shares issued under dividend reinvestment plan	15,147
Common shares issued under Board of Directors' compensation plan	—	(6,081)
Shares at September 30, 2013	11,197,041	600,244
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors. At September 30, 2013, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2013:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(288)	—	(288)
Realized loss due to settlement and curtailment, net of tax	—	172	172
Other comprehensive (loss) income, net of reclassifications and tax	(11,145)	2,062	(9,083)
Balance, September 30, 2013	$(4,541)	$(4,004)	$(8,545)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$133	$148	$399	$452
Expected return on plan assets	(164)	(182)	(494)	(574)
Amortization of net loss	51	41	154	120
Settlement of benefit obligation	264	—	264	353
Net periodic cost	$284	$7	$323	$351

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$1	$2	$4	$7
Amortization of net loss	(1)	—	(5)	(1)
Net periodic cost	$—	$2	$(1)	$6
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
In the third quarter of 2013, the total lump-sum distributions made to participants, when added to the lump-sum distributions made through the first six months of 2013, caused the total settlements through nine months of 2013 to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of July 1, 2013 as part of the calculation of the settlement loss recognized.

The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the nine months ended September 30, 2013:

	As of	September 30, 2013
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2012	Settlement	Settlements	Settlements
Projected benefit obligation	$17,306	$15,468	$(627)	$14,841
Fair value of plan assets	10,019	11,304	(627)	10,677
Funded status	$(7,287)	$(4,164)	$—	$(4,164)

Gross unrealized loss	$9,630	$6,448	$(264)	$6,184

Assumptions:
Discount rate	3.30%	4.20%		4.20%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 8.  Stock-Based Compensation

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
The following summarizes the changes to Peoples' stock options for the period ended September 30, 2013:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	101,594	$26.09
Expired	42,500	23.46
Outstanding at September 30	59,094	$27.98	1.7 years	$—
Exercisable at September 30	59,094	$27.98	1.7 years	$—

The following table summarizes Peoples’ stock options outstanding at September 30, 2013:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$23.59	to	$25.94	2,792	0.9 years	$25.41
$26.01	to	$27.74	20,334	1.2 years	27.08
$28.25	to	$28.26	17,632	2.3 years	28.25
$28.57	to	$30.00	18,336	1.7 years	29.10
Total			59,094	1.7 years	$27.98
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' SARs for the period ended September 30, 2013:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	22,849	$25.97
Forfeited	1,557	25.99
Outstanding at September 30	21,292	$25.96	3.9 years	$—
Exercisable at September 30	21,292	$25.96	3.9 years	$—
The following table summarizes Peoples’ SARs outstanding at September 30, 2013:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	3.8 years
$23.77	10,582	4.4 years
$29.25	8,710	3.4 years
Total	21,292	3.9 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2013, Peoples granted restricted common shares to non-employee directors with a six month time-based vesting period. Also during the first quarter of 2013, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that Peoples has net income greater than zero and maintains a well-capitalized status by regulatory standards. In addition, Peoples has granted restricted common shares during 2013 to attract key employees with vesting periods ranging from one to three years.

The following summarizes the changes to Peoples’ restricted common shares for the period ended September 30, 2013:

	Time-Based Vesting		Performance-Based Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	78,731	$16.36	17,865	$16.07
Awarded	6,500	21.65	72,706	21.82
Released	22,262	15.59	3,154	13.14
Forfeited	1,638	16.16	1,412	19.84
Outstanding at September 30	61,331	$17.20	86,005	$20.98

For the nine months ended September 30, 2013, the total intrinsic value of restricted common shares released was $539,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Total stock-based compensation	$369	$117	$1,052	$602
Recognized tax benefit	(129)	(41)	(368)	(211)
Net expense recognized	$240	$76	$684	$391
Total unrecognized stock-based compensation expense related to unvested awards was $1.1 million at September 30, 2013, which will be recognized over a weighted-average period of 1.4 years.
Note 9.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Distributed earnings allocated to shareholders	$1,491	$1,166	$4,256	$3,496
Undistributed earnings allocated to shareholders	1,000	3,620	8,098	12,900
Net earnings allocated to shareholders	$2,491	$4,786	$12,354	$16,396

Weighted-average shares outstanding	10,589,126	10,530,800	10,574,130	10,522,874
Effect of potentially dilutive shares	103,429	76	90,869	31
Total weighted-average diluted shares outstanding	10,692,555	10,530,876	10,664,999	10,522,905

Earnings per share:
Basic	$0.24	$0.45	$1.17	$1.56
Diluted	$0.23	$0.45	$1.16	$1.56

Anti-dilutive common shares excluded from calculation:
Stock options and SARs	81,340	122,500	95,991	147,756

Note 10. Acquisitions

On January 2, 2013, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area for total cash consideration of $1.5 million.
On April 5, 2013, Peoples Insurance acquired an insurance agency office and related customer accounts in the Jackson, Ohio area for total cash consideration of $0.7 million. A portion of the consideration is contingent upon revenue metrics being achieved.
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
On October 14, 2013, Peoples announced that it had completed the acquisition of Ohio Commerce Bank ("Ohio Commerce") as of the close of business on October 11, 2013 for total cash consideration of $16.5 million. Ohio Commerce operates one full-service office in Beachwood, Ohio, and has been merged into Peoples' wholly-owned subsidiary, Peoples Bank, National Association ("Peoples Bank"). The acquisition will be accounted for under the acquisition method of accounting under US GAAP.
The following is a summary of changes in goodwill and intangible assets during the period ended September 30, 2013:

(Dollars in thousands)	Goodwill	Gross Core Deposit	Gross Customer Relationships
Balance, December 31, 2012	$64,881	$8,853	$7,190
Acquired intangible assets	905	—	2,458
Balance, September 30, 2013	$65,786	$8,853	$9,648

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2013
Core deposits	$8,853	$(8,343)	$510
Customer relationships	9,648	(6,662)	2,986
Total acquired intangible assets	$18,501	$(15,005)	$3,496
Mortgage servicing rights			2,135
Total other intangible assets			$5,631

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
SIGNIFICANT RATIOS
Return on average stockholders' equity	4.61%	8.86%	7.52%	10.41%
Return on average assets	0.53%	1.04%	0.87%	1.21%
Net interest margin	3.26%	3.30%	3.18%	3.38%
Efficiency ratio (a)	72.47%	70.06%	71.94%	68.36%
Pre-provision net revenue to average assets (b)	1.26%	1.34%	1.25%	1.47%
Average stockholders' equity to average assets	11.46%	11.73%	11.62%	11.61%
Average loans to average deposits	73.29%	67.65%	69.12%	68.31%
Dividend payout ratio	60.11%	24.36%	34.67%	21.33%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	1.05%	1.63%	1.05%	1.63%
Nonperforming assets as a percent of total assets (c)(d)	0.59%	0.94%	0.59%	0.94%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	1.06%	1.75%	1.06%	1.75%
Allowance for loan losses to loans net of unearned interest (d)	1.60%	1.88%	1.60%	1.88%
Allowance for loan losses to nonperforming loans (c)(d)	151.79%	113.71%	151.79%	113.71%
Recovery of loan losses to average loans (annualized)	(0.35)%	(0.39)%	(0.46)%	(0.59)%
Net (recoveries) charge-offs as a percentage of average loans (annualized)	(0.26)%	0.15%	(0.33)%	0.13%
CAPITAL INFORMATION (d)
Tier 1 common capital ratio	14.09%	13.86%	14.09%	13.86%
Tier 1 capital ratio	14.09%	15.85%	14.09%	15.85%
Total risk-based capital ratio	15.46%	17.16%	15.46%	17.16%
Leverage ratio	9.14%	10.13%	9.14%	10.13%
Tangible equity to tangible assets (e)	8.16%	8.37%	8.16%	8.37%
PER SHARE DATA
Earnings per share – Basic	$0.24	$0.45	$1.17	$1.56
Earnings per share – Diluted	0.23	0.45	1.16	1.56
Cash dividends declared per share	0.14	0.11	0.40	0.33
Book value per share (d)	20.97	20.77	20.97	20.77
Tangible book value per common share (d)(e)	$14.23	$14.28	$14.23	$14.28
Weighted-average shares outstanding – Basic	10,589,126	10,530,800	10,574,130	10,522,874
Weighted-average shares outstanding – Diluted	10,692,555	10,530,876	10,664,999	10,522,905
Common shares outstanding at end of period	10,596,797	10,534,445	10,596,797	10,534,445

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

(1)
the success, impact, and timing of Peoples' business strategies, including the successful integration of the recently completed Ohio Commerce acquisition and the insurance business acquisitions completed in the first half of 2013, the expansion of consumer lending activity and rebranding efforts;

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

(9)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio and interest rate sensitivity of Peoples' consolidated balance sheet;

(10)	Peoples' ability to receive dividends from its subsidiaries;

(11)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(12)
the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(13)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(14)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of its third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(15)	the overall adequacy of Peoples' risk management program; and

(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under “ITEM 1A. RISK FACTORS” of Peoples’ 2012 Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date for this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
Peoples offers diversified financial products and services through 50 financial service locations and 47 ATMs in southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”) and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2013, which were unchanged from the policies disclosed in Peoples’ 2012 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
At the close of business on October 11, 2013, Peoples Bank completed the acquisition of Ohio Commerce and its single full-service office in Beachwood, Ohio. Under the terms of the agreement, Peoples Bank paid $13.75 in cash for each share of Ohio Commerce common stock for a total cash consideration of $16.5 million. At September 30, 2013, Ohio Commerce had total assets of $123.4 million, total loans of $97.7 million and total deposits of $111.3 million. Management expects this transaction to be accretive to Peoples' earnings starting in 2014 as one-time acquisition costs will more than offset the incremental 2013 earnings.

◦
During 2013, Peoples has taken steps to reduce its investment in BOLI contracts and redeploy the funds in order to enhance long-term shareholder return. The first action was a $5.2 million partial withdrawal of the original premium paid, which was completed in May 2013. The next action was a request for a full surrender of certain BOLI policies, which had a cash surrender value of $42.8 million and cost basis of $36.5 million at June 30, 2013. In late July 2013, Peoples Bank received $36.2 million from the liquidation of the underlying investments in connection with the surrender request. The remaining cash surrender value of approximately $6.6 million is recorded as a receivable and is expected to be paid out by the end of January 2014 in accordance with the terms of the BOLI policies (collectively the "BOLI Surrender").

◦
The BOLI Surrender proceeds initially will be redeployed into Peoples Bank's investment portfolio, while the long-term goal is to ultimately use the proceeds to fund future loan growth. This redeployment is expected to increase Peoples' annual net interest income by at least $1 million. The BOLI Surrender caused Peoples to incur a $2.2 million federal income tax liability in the third quarter of 2013 for the gain associated with the policies surrendered.

◦
On January 2, 2013, Peoples Insurance acquired a commercial insurance agency office and related customer accounts in the Pikeville, Kentucky area (the "Pikeville Acquisition"). On April 5, 2013, Peoples Insurance acquired McNelly Insurance and Consulting Agency, LLC and related customer accounts in Jackson, Ohio. On May 15, 2013, Peoples Insurance acquired two additional insurance agency offices and related customer accounts in Jackson, Ohio. These acquisitions are expected to help Peoples maintain revenue diversity by continuing to grow the fee-based businesses.

◦
Peoples periodically has taken actions to reduce interest rate exposure within the investment portfolio and the entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $68.8 million of investment securities, primarily low or volatile yielding residential mortgage-backed securities, during the first quarter of 2013. Some of the proceeds from these investment sales were reinvested in securities during the first quarter with the remaining reinvested early in the second quarter of 2013. In future quarters, Peoples intends to use the cash flow generated from the investment portfolio to fund loan growth.

◦
On December 19, 2012, Peoples repaid the entire $30.9 million aggregate outstanding principal amount of its Series A and Series B Junior Subordinated Debentures and the proceeds were used by PEBO Capital Trust I to redeem 22,975 Series B 8.62% Capital Securities having an aggregate liquidation amount of $23.0 million, held by institutional investors as well as 928 outstanding Common Securities and 7,025 Series B 8.62% Capital Securities, having an aggregate liquidation amount of $8.0 million, held by Peoples (the "Trust Preferred Redemption"). This transaction resulted in Peoples incurring a pre-tax loss of $1.0 million for the redemption premium and unamortized issuance costs. Peoples funded $24.0 million of the repayment with a term note from an unaffiliated financial institution at a significantly lower interest rate, and the balance with cash on hand. As a result of the Trust Preferred Redemption, Peoples will realize an annual interest expense savings of $1.1 million beginning in 2013. Through the nine months of 2013, as a result of the Trust Preferred Redemption, Peoples realized interest expense savings of approximately $0.8 million.

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
EXECUTIVE SUMMARY
Net income for the quarter ended September 30, 2013 was $2.5 million, or $0.23 per diluted share, compared to $4.8 million and $0.45 per diluted share a year ago. On a year-to-date basis, net income was $12.5 million through September 30, 2013, compared to $16.5 million a year ago, representing earnings per diluted share of $1.16 and $1.56, respectively. Peoples' third quarter and year-to-date 2013 earnings were reduced by $2.2 million (or $0.21 per diluted share) due to the additional income tax expense associated with the BOLI Surrender. Also contributing to the lower year-to-date earnings were additional operating costs associated with various strategic investments to grow revenue over the past year, plus a lower recovery of loan losses.
Peoples had a recovery of loan losses of $0.9 million and $3.4 million for the three and nine months ended September 30, 2013, respectively, as several asset quality metrics maintained favorable trends. In comparison, Peoples recorded recovery of loan losses of $1.0 million and $4.2 million for the three and nine months ended September 30, 2012, respectively.
Net interest income was $13.7 million in the third quarter of 2013, compared to $13.2 million for the linked quarter and $13.3 million for the third quarter of 2012, while net interest margin was 3.26%, 3.15% and 3.30%, respectively. The linked quarter improvements were driven mostly by $405,000 of additional interest income for prepayment fees and interest recovered on nonaccrual loans, which added 10 basis points to net interest margin. Compared to the prior year, the prolonged low interest rate environment continued to put downward pressure on asset yields, causing net interest margin to compress. However, the impact on net interest income was offset by higher loan balances. On a year-to-date basis, net interest income was $39.8 million and net interest margin was 3.18% versus $40.4 million and 3.38%, respectively, a year ago. These decreases were the result of declining asset yields due to the reinvestment of funds at lower interest rates.
Non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, for the third quarter of 2013 was up 4% from the linked quarter. This increase was due mostly to higher deposit account service charges driven by additional overdraft fees. Year-over-year, total non-interest income grew 12% for the third quarter and 7% on a year-to-date basis. Much of this growth was the result of increased insurance and investment income due to acquisitions completed in the second half of 2012 and first half of 2013. Insurance income was up 38% compared to prior year and 21% on a year-to-date basis, while trust and investment income increased by 12% and 16%, respectively. These increases were partially offset by lower mortgage banking income due to fewer loans being sold in the secondary market.
Total non-interest expense was $17.3 million for the quarter ended September 30, 2013, 5% higher than the linked quarter and 10% higher than the prior year third quarter. Contributing to the increase during the third quarter of 2013 was the pension settlement charges of $264,000 that Peoples recognized and acquisition-related expenses of $182,000. Peoples also has incurred additional expenses in 2013 for the costs associated with strategic investments, such as adding new talent and the branch refresh project. As a result, Peoples' non-interest expense totaled $49.9 million through nine months of 2013, an increase of 8% over $46.4 million in the first nine months of 2012.
At September 30, 2013, total assets were $1.92 billion, up $19.9 million from the prior quarter-end but unchanged compared to year-end 2012. Total investment securities increased $17.2 million, to $690.5 million at September 30, 2013, due mostly to the BOLI Surrender. At September 30, 2013, gross loan balances were $1.06 billion, $26.9 million higher than the prior quarter-end amount and up 7% compared to year-end 2012, with growth occurring in both commercial and consumer balances. The allowance for loan losses was $16.9 million, or 1.60% of gross loans, compared to $17.8 million and 1.81% of gross loans at December 31, 2012.
Total liabilities were $1.70 billion at September 30, 2013, up $16.8 million for the quarter but comparable to December 31, 2012. Retail deposit balances were essentially flat with the prior quarter-end and down 3% compared to year-end 2012. Non-interest-bearing deposits were substantially higher than both June 30, 2013 and December 31, 2012, due largely to a single commercial customer maintaining a higher than normal balance at quarter-end. Throughout 2013, Peoples has experienced a decline in retail interest-bearing deposits driven mostly by lower money market account and certificate of deposit ("CD") balances. At September 30, 2013, total borrowed funds were $231.0 million, up $12.8 million from June 30, 2013 and $54.4 million higher than year-end as Peoples has funded the majority of loan growth using short-term borrowings.
At September 30, 2013, total stockholders' equity was $222.2 million, up $3.1 million for the quarter but consistent with December 31, 2012. During 2013, the market value of Peoples' available-for-sale investment portfolio declined causing a $9.2 million reduction in stockholders' equity. In contrast, earnings have exceeded dividends declared by $8.1 million. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio remained stable at 14.09% at September 30, 2013, versus 14.06% at December 31, 2012, while the Total Risk-Based Capital ratio was 15.46% versus 15.43% at December 31, 2012. In addition, Peoples' tangible equity to tangible asset ratio was 8.16% and tangible book value per common share was $14.23 at September 30, 2013, versus 8.28% and $14.52 at December 31, 2012, respectively.
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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$5,914	$21	1.41%	$11,399	$25	0.88%	$10,150	$5	0.20%
Investment Securities (1):
Taxable	633,335	4,163	2.63%	657,644	4,202	2.56%	649,309	4,705	2.90%
Nontaxable (2)	50,933	632	4.96%	50,978	607	4.76%	41,995	565	5.39%
Total investment securities	684,268	4,795	2.80%	708,622	4,809	2.71%	691,304	5,270	3.05%
Loans (3):
Commercial	618,742	7,114	4.56%	611,631	6,785	4.45%	619,392	7,337	4.71%
Real estate (4)	297,065	3,307	4.45%	280,889	3,263	4.65%	249,664	3,177	5.09%
Consumer	126,094	1,579	4.97%	116,995	1,528	5.24%	97,702	1,428	5.81%
Total loans	1,041,901	12,000	4.59%	1,009,515	11,576	4.61%	966,758	11,942	4.92%
Less: Allowance for loan losses	(17,670)			(17,866)			(19,981)
Net loans	1,024,231	12,000	4.66%	991,649	11,576	4.68%	946,777	11,942	5.03%
Total earning assets	1,714,413	16,816	3.91%	1,711,670	16,410	3.85%	1,648,231	17,217	4.17%
Intangible assets	71,517			71,081			65,912
Other assets	105,802			128,237			133,448
Total assets	$1,891,732			$1,910,988			$1,847,591
Deposits:
Savings accounts	$199,592	$27	0.05%	$199,065	$27	0.05%	$164,771	$24	0.06%
Governmental deposit accounts	153,085	142	0.37%	147,824	168	0.46%	162,773	247	0.61%
Interest-bearing demand accounts	124,093	25	0.08%	124,199	25	0.08%	114,030	23	0.08%
Money market accounts	226,453	86	0.15%	266,602	93	0.14%	244,857	96	0.16%
Brokered deposits	49,810	464	3.70%	51,952	468	3.61%	55,158	491	3.54%
Retail certificates of deposit	343,549	930	1.07%	350,141	1,017	1.17%	407,254	1,290	1.26%
Total interest-bearing deposits	1,096,582	1,674	0.61%	1,139,783	1,798	0.63%	1,148,843	2,171	0.75%
Borrowed Funds:
Short-term FHLB advances	62,500	14	0.09%	35,462	9	0.10%	12,386	5	0.14%
Retail repurchase agreements	38,599	15	0.16%	33,340	13	0.16%	35,386	14	0.15%
Total short-term borrowings	101,099	29	0.11%	68,802	22	0.13%	47,772	19	0.16%
Long-term FHLB advances	63,874	544	3.38%	64,237	543	3.39%	66,348	566	3.39%
Wholesale repurchase agreements	40,000	371	3.71%	40,000	367	3.67%	40,000	370	3.63%
Other borrowings	21,524	216	3.93%	22,690	226	3.94%	22,622	495	8.56%
Total long-term borrowings	125,398	1,131	3.58%	126,927	1,136	3.58%	128,970	1,431	4.37%
Total borrowed funds	226,497	1,160	2.03%	195,729	1,158	2.36%	176,742	1,450	3.23%
Total interest-bearing liabilities	1,323,079	2,834	0.85%	1,335,512	2,956	0.89%	1,325,585	3,621	1.08%
Non-interest-bearing deposits	325,129			326,020			280,223
Other liabilities	26,795			23,568			25,066
Total liabilities	1,675,003			1,685,100			1,630,874
Total stockholders’ equity	216,729			225,888			216,717
Total liabilities and
stockholders’ equity	$1,891,732			$1,910,988			$1,847,591
Interest rate spread		$13,982	3.06%		$13,454	2.96%		$13,596	3.09%
Net interest margin			3.26%			3.15%			3.30%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$18,682	$65	0.47%	$8,594	$13	0.21%
Investment Securities (1):
Taxable	649,345	12,625	2.59%	644,914	15,241	3.15%
Nontaxable (2)	50,051	1,820	4.85%	39,028	1,637	5.59%
Total investment securities	699,396	14,445	2.75%	683,942	16,878	3.29%
Loans (3):
Commercial	612,447	20,600	4.50%	618,537	22,131	4.78%
Real estate (4)	283,123	9,929	4.68%	245,936	9,418	5.11%
Consumer	116,796	4,541	5.32%	93,090	4,253	6.10%
Total loans	1,012,366	35,070	4.64%	957,563	35,802	4.99%
Less: Allowance for loan losses	(18,102)			(22,013)
Net loans	994,264	35,070	4.71%	935,550	35,802	5.11%
Total earning assets	1,712,342	49,580	3.87%	1,628,086	52,693	4.32%
Intangible assets	70,868			65,028
Other assets	122,371			132,718
Total assets	$1,905,581			$1,825,832
Deposits:
Savings accounts	$196,508	$78	0.05%	$156,634	$67	0.06%
Governmental deposit accounts	148,901	512	0.46%	154,106	736	0.64%
Interest-bearing demand accounts	125,009	75	0.08%	111,337	94	0.11%
Money market accounts	260,180	275	0.14%	252,041	332	0.18%
Brokered deposits	51,949	1,408	3.62%	56,809	1,505	3.54%
Retail certificates of deposit	358,307	3,062	1.14%	405,045	4,273	1.41%
Total interest-bearing deposits	1,140,854	5,410	0.63%	1,135,972	7,007	0.82%
Borrowed Funds:
Short-term FHLB advances	33,542	24	0.16%	14,543	13	0.12%
Retail repurchase agreements	34,662	41	0.10%	37,924	44	0.15%
Total short-term borrowings	68,204	65	0.13%	52,467	57	0.14%
Long-term FHLB advances	64,214	1,628	3.39%	68,810	1,745	3.39%
Wholesale repurchase agreements	40,000	1,100	3.67%	45,620	1,239	3.57%
Other borrowings	22,690	678	3.94%	22,614	1,482	8.61%
Total long-term borrowings	126,904	3,406	3.58%	137,044	4,466	4.31%
Total borrowed funds	195,108	3,471	2.37%	189,511	4,523	3.16%
Total interest-bearing liabilities	1,335,962	8,881	0.89%	1,325,483	11,530	1.16%
Non-interest-bearing deposits	323,733			265,728
Other liabilities	24,447			22,670
Total liabilities	1,684,142			1,613,881
Total stockholders’ equity	221,439			211,951
Total liabilities and
stockholders’ equity	$1,905,581			$1,825,832
Interest rate spread		$40,699	2.98%		$41,163	3.16%
Net interest margin			3.18%			3.38%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Net interest income, as reported	$13,676	$13,155	$13,321	$39,806	$40,365
Taxable equivalent adjustments	306	299	275	893	798
Fully tax-equivalent net interest income	$13,982	$13,454	$13,596	$40,699	$41,163
The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2013
	Three Months Ended September 30, 2013 Compared to						Compared to
(Dollars in thousands)	June 30, 2013			September 30, 2012			September 30, 2012
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$51	$(55)	$(4)	$31	$(15)	$16	$27	$25	$52
Investment Securities: (2)
Taxable	498	(537)	(39)	(429)	(113)	(542)	(2,787)	171	(2,616)
Nontaxable	29	(4)	25	(243)	310	67	(335)	518	183
Total investment income	527	(541)	(14)	(672)	197	(475)	(3,122)	689	(2,433)
Loans:
Commercial	225	104	329	(216)	(7)	(223)	(1,313)	(218)	(1,531)
Real estate	(619)	663	44	(1,866)	1,996	130	(1,184)	1,695	511
Consumer	(360)	411	51	(1,047)	1,198	151	(872)	1,160	288
Total loan income	(754)	1,178	424	(3,129)	3,187	58	(3,369)	2,637	(732)
Total interest income	(176)	582	406	(3,770)	3,369	(401)	(6,464)	3,351	(3,113)
INTEREST EXPENSE:
Deposits:
Savings accounts	—	—	—	(10)	13	3	(7)	18	11
Government deposit accounts	(62)	36	(26)	(91)	(14)	(105)	(200)	(24)	(224)
Interest-bearing demand accounts	—	—	—	(1)	3	2	(35)	16	(19)
Money market accounts	36	(43)	(7)	(3)	(7)	(10)	(73)	16	(57)
Brokered certificates of deposit	54	(58)	(4)	109	(136)	(27)	54	(151)	(97)
Retail certificates of deposit	(70)	(17)	(87)	(175)	(185)	(360)	(752)	(459)	(1,211)
Total deposit cost	(42)	(82)	(124)	(171)	(326)	(497)	(1,013)	(584)	(1,597)
Borrowed funds:
Short-term borrowings	(7)	14	7	(11)	21	10	(4)	12	8
Long-term borrowings	3	(8)	(5)	(256)	(44)	(300)	(764)	(296)	(1,060)
Total borrowed funds cost	(4)	6	2	(267)	(23)	(290)	(768)	(284)	(1,052)
Total interest expense	(46)	(76)	(122)	(438)	(349)	(787)	(1,781)	(868)	(2,649)
Net interest income	$(130)	$658	$528	$(3,332)	$3,718	$386	$(4,683)	$4,219	$(464)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
In the third quarter of 2013, Peoples recognized $405,000 of additional interest income for prepayment fees and interest recovered on nonaccrual loans, which added 10 basis points to net interest margin. Absent this one-time income, both net interest income and margin were relatively consistent with the linked quarter. The prolonged low interest rate environment continued to place downward pressure on asset yields due to lower reinvestment rates within both the loan and investment portfolios. However, the impact on third quarter 2013 net interest income was offset by the combination of higher average loan balances and continued reduction in total funding cost.
The overall yield on Peoples' investment portfolio improved over the linked quarter, which benefited both net interest income and margin for the third quarter of 2013. The investment strategy enacted late in the first quarter of 2013 helped to provide stability in the overall yield. In addition, the higher long-term interest rates during the third quarter led to a slowdown in prepayments within Peoples' mortgage-backed securities which resulted in a corresponding decline in premium amortization.
Peoples' funding costs have benefited from an ongoing strategy of replacing higher-cost funding with low-cost deposits. This strategy was the key driver of the lower overall funding cost in the third quarter of 2013 compared to recent periods. Contributing to the year-over-year decline in Peoples' total cost of funds was the impact of the Trust Preferred Redemption, which produced an interest expense savings through the nine months of 2013 of $0.8 million.
Management remains focused on minimizing the impact of margin compression on net interest income. Earning asset growth continues to be the key to increasing net interest income and expanding margin absent any meaningful increase in long-term interest rates. Peoples' balance sheet continues to be positioned so that any steepening of the yield curve should have a positive impact on net interest income and margin,
Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.
(Recovery of) Provision for Loan Losses
The following table details Peoples’ recovery of, or provision for, loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Provision for checking account overdrafts	$131	$138	$144	$254	$212
Recovery of other loan losses	(1,050)	(1,600)	(1,100)	(3,700)	(4,425)
Net recovery of loan losses	$(919)	$(1,462)	$(956)	$(3,446)	$(4,213)
As a percentage of average gross loans (a)	(0.35)%	(0.58)%	(0.39)%	(0.46)%	(0.59)%
(a) Presented on an annualized basis
The recovery of, or provision for, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during 2013 was driven mostly by recoveries on commercial real estate loans that had previously incurred charge-offs. During 2013, recoveries on loans exceeded charge-offs by $0.7 million for the third quarter and $2.5 million on a year-to-date basis. Peoples also experienced continued improving trends in various credit quality metrics, including historical loss trends and the level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Net gain on OREO	$10	$81	$—	$86	$8
Loss on debt extinguishment	—	—	—	—	(3,111)
Net loss on bank premises and equipment	(29)	(87)	(174)	(116)	(176)
Other gains	—	—	13	—	13
Net other losses	$(19)	$(6)	$(161)	$(30)	$(3,266)
The net gain on OREO for the third quarter of 2013 was the result of an additional gain on the sale of one commercial property sold during the second quarter of 2013. The net loss on bank premises and equipment for the third quarter of 2013 was due to the sale of a banking office at a loss of $19,000 and a $10,000 write-down of a closed office location that is available for sale. The net loss on bank premises and equipment for the third quarter of 2012 was due to the write-down of $99,000 related to a closed office location that was available for sale and asset write-offs of $72,000 associated with the Sistersville acquisition.
Non-Interest Income
Insurance income comprised the largest portion of third quarter 2013 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Property and casualty insurance commissions	$2,695	$2,705	$2,140	$7,571	$6,108
Performance-based commissions	125	81	44	710	1,026
Life and health insurance commissions	389	309	125	844	385
Credit life and A&H insurance commissions	19	34	30	76	93
Other fees and charges	33	91	28	158	144
Total insurance income	$3,261	$3,220	$2,367	$9,359	$7,756
The overall growth in insurance income has been impacted by higher premiums throughout the industry, successful integration of acquisitions and referrals between lines of business at Peoples. The growth in property and casualty insurance commissions, as well as life and health insurance commissions, was due to acquisitions completed during 2013. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers. The decrease in 2013 in performance-based commissions was largely attributable to a major storm that hit the region in June 2012.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Overdraft and non-sufficient funds fees	$1,993	$1,732	$1,935	$5,330	$5,569
Account maintenance fees	346	311	307	947	943
Other fees and charges	38	2	19	202	216
Total deposit account service charges	$2,377	$2,045	$2,261	$6,479	$6,728

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. During the third quarter of 2013, Peoples raised overdraft and non-sufficient funds fees which accounted for a significant portion of the increase over the linked quarter. In general, the volume of overdraft and non-sufficient funds fees remained lower than the prior year due to consumer behavior.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Fiduciary	$1,263	$1,293	$1,149	$3,745	$3,355
Brokerage	488	479	416	1,480	1,155
Total trust and investment income	$1,751	$1,772	$1,565	$5,225	$4,510

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
(Dollars in thousands)
Trust assets under management	$994,683	$939,292	$927,675	$888,134	$874,293
Brokerage assets under management	449,196	433,651	433,217	404,320	398,875
Total managed assets	$1,443,879	$1,372,943	$1,360,892	$1,292,454	$1,273,168
Quarterly average	$1,417,707	$1,373,135	$1,332,353	$1,277,452	$1,203,285
Over the last several quarters, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. In addition, Peoples added new business related to the retirement plans for which it manages the assets and provides services. The U.S. financial markets experienced a general increase in market value during the nine months of 2013, which also contributed to the increase in managed assets. Peoples added approximately $80 million in brokerage assets during the third quarter of 2012 and $20 million in the second quarter of 2012 due to acquisitions completed during the quarters.
Mortgage banking income was down compared to the linked quarter, the prior year quarter and on a year-to-date basis. The fluctuations corresponded with changes in refinancing activity, which are driven by mortgage interest rates available in the secondary market and customers' preference for long-term, fixed-rate loans. In addition, Peoples retained a larger percentage of the loans originated during 2013 than in 2012. Peoples sold approximately $14 million of loans to the secondary market in both the second and third quarters of 2013, compared to $32 million for the third quarter of 2012. On a year-to-date basis, Peoples sold $60 million of loans through September 30, 2013, compared to $86 million for the same period in 2012.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.

The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013
(Dollars in thousands)				2013	2012
Base salaries and wages	$6,095	$5,866	$5,278	$17,593	$15,687
Sales-based and incentive compensation	1,778	1,874	1,672	5,177	4,544
Employee benefits	1,160	771	802	2,913	3,341
Stock-based compensation	369	386	117	1,052	602
Deferred personnel costs	(598)	(589)	(490)	(1,681)	(1,388)
Payroll taxes and other employment costs	554	626	672	1,955	1,925
Total salaries and employee benefit costs	$9,358	$8,934	$8,051	$27,009	$24,711
Full-time equivalent employees:
Actual at end of period	539	545	501	539	501
Average during the period	544	531	493	528	500

For the three and nine months ended September 30, 2013, base salaries and wages were higher than prior periods due to the strategic initiative of adding new talent and a corresponding increase in full-time equivalent employees. The acquisitions completed during the last twelve months also contributed to the increase in full-time equivalent employees. Sales-based and incentive compensation continued to be impacted by higher sales production within insurance and wealth management activities. Compared to the prior periods, employee benefit costs increased due to a third quarter 2013 pension settlement charge of $264,000, with no charge recorded in either the second quarter of 2013 or the third quarter of 2012. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of pension settlement charges.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012
Depreciation	$587	$590	$490	$1,944	$1,497
Repairs and maintenance costs	404	460	331	1,311	1,078
Net rent expense	269	200	249	690	715
Property taxes, utilities and other costs	377	376	353	1,176	1,068
Total net occupancy and equipment expense	$1,637	$1,626	$1,423	$5,121	$4,358
Depreciation expense increased over the prior year periods due to recent strategic investments, including a branch network remodel, the new Vienna, West Virginia office and the new signage resulting from the introduction of the new brand.
Professional fees were impacted by the third quarter 2013 recognition of $182,000 acquisition-related expenses that consisted of non-recurring consulting and legal expenses.
Electronic banking expense, which is comprised of bankcard and internet-based banking costs, increased for the nine months ended September 30, 2013 compared to the prior year. The primary reason for the increase was customers completing a larger percentage of their transactions using their debit cards and Peoples' internet banking service.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 72.47% for the third quarter of 2013, higher than the linked quarter of 71.71% and the prior year of 70.06%. The third quarter 2013 ratio was outside management's target range of 68% to 70% due mostly to the pension settlement charges and acquisition-related expenses.
Management expects Peoples' total non-interest expenses to approximate $17.3 million for the final quarter of 2013. The estimate excludes any new acquisition-related costs, as well as the one-time costs associated with the Ohio Commerce acquisition, which are expected to be approximately $1.0 million.

Income Tax Expense
For the nine months ended September 30, 2013, Peoples recorded income tax expense of $9.2 million, for an effective tax rate of 42.5%. During the third quarter of 2013, Peoples recorded an additional $2.2 million income tax expense associated with the BOLI Surrender. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $7.9 million for the same period in 2012, for an effective tax rate of 32.3%.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30,
(Dollars in thousands)				2013	2012

Pre-Provision Net Revenue:
Income before income taxes	$6,898	$7,431	$7,134	$21,669	$24,371
Add: loss on debt extinguishment	—	—	—	—	3,111
Add: loss on loans held-for-sale and OREO	—	—	—	5	—
Add: net loss on securities transactions	1	—	—	1	—
Add: loss on other assets	29	89	174	118	176
Less: recovery of loan losses	919	1,462	956	3,446	4,213
Less: gain on loans held-for-sale and OREO	10	81	—	91	8
Less: net gain on securities transactions	—	26	112	444	3,275
Less: gain on other assets	—	2	13	2	13
Pre-provision net revenue	$5,999	$5,949	$6,227	$17,810	$20,149

Pre-provision net revenue	$5,999	$5,949	$6,227	$17,810	$20,149
Total average assets	1,891,732	1,910,988	1,847,591	1,905,581	1,825,832

Pre-provision net revenue to total average assets (a)	1.26%	1.25%	1.34%	1.25%	1.47%
(a) Presented on an annualized basis.
PPNR decreased compared to the prior year periods due mostly to the increase in total expenses over the prior year. The decrease in net interest income also contributed to the decrease.
FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2013, Peoples' interest-bearing deposits in other banks increased compared to the linked quarter-end, and decreased from prior year-end. These balances included $4.0 million of excess cash reserves being maintained at the Federal Reserve Bank at September 30, 2013, compared to $0.3 million at June 30, 2013 and $11.6 million at December 31, 2012. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through nine months of 2013, Peoples' total cash and cash equivalents decreased $11.9 million, as cash used in Peoples' investing and financing activities exceeded the $32.1 million of cash generated by operating activities. Investing activities used $39.8 million of cash to fund the $68.7 million net loan growth, while proceeds from the BOLI Surrender contributed

$42.8 million. Within Peoples' financing activities, decreases in deposits of $54.4 million were funded by additional short-term borrowings of $59.1 million.
Through nine months of 2012, Peoples' total cash and cash equivalents increased $20.3 million, as cash provided by Peoples' operating and financing activities exceeded the $6.7 million of cash used by investing activities. Investing activities used $6.7 million of cash to fund the $20.4 million net loan growth, while proceeds from sales and principal payments of investment securities exceeded the purchases of investment securities by $18.2 million. Within Peoples' financing activities, deposit growth generated $61.9 million of cash which was used primarily to reduce borrowed funds by $53.1 million and to repurchase the common stock warrant held by the U.S Treasury.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$22	$23	$25	$26	$28
U.S. government sponsored agencies	356	400	459	516	575
States and political subdivisions	51,061	50,579	47,165	45,668	42,154
Residential mortgage-backed securities	519,387	503,574	495,135	514,096	472,439
Commercial mortgage-backed securities	33,135	33,606	48,072	64,416	61,345
Bank-issued trust preferred securities	7,868	7,811	7,879	10,357	10,105
Equity securities	4,207	4,335	3,910	4,106	2,714
Total fair value	$616,036	$600,328	$602,645	$639,185	$589,360
Total amortized cost	$623,024	$606,441	$592,005	$628,584	$579,722
Net unrealized (loss) gain	$(6,988)	$(6,113)	$10,640	$10,601	$9,638

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,853	$3,855	$3,857	$3,860	$3,862
Residential mortgage-backed securities	38,046	36,361	36,547	33,494	20,770
Commercial mortgage-backed securities	7,859	7,882	7,903	7,921	7,940
Total amortized cost	$49,758	$48,098	$48,307	$45,275	$32,572

Total investment portfolio:
Amortized cost	$672,782	$654,539	$640,312	$673,859	$612,294
Carrying value	$665,794	$648,426	$650,952	$684,460	$621,932
During the third quarter of 2013, Peoples increased the size of the investment portfolio as the proceeds from the BOLI Surrender were redeployed into mortgage-backed securities. The overall impact was partially offset by a general decline in fair value. The 3% decrease in the investment portfolio since year-end 2012 was due to the timing of the sales and subsequent reinvestment of the first quarter repositioning of the investment portfolio. In 2013 and throughout 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase, for which management has made the determination Peoples would hold these securities until maturity and concluded Peoples has the ability to do so.
Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portions of Peoples' mortgage-backed securities consist of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.

The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Residential	$25,573	$30,065	$32,748	$37,267	$40,827
Commercial	—	—	—	—	—
Total fair value	$25,573	$30,065	$32,748	$37,267	$40,827
Total amortized cost	$24,430	$28,820	$31,915	$36,395	$38,681
Net unrealized gain	$1,143	$1,245	$833	$872	$2,146

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which accounted for the decline experienced in 2013 and prior quarters. At September 30, 2013, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Gross portfolio loans:
Commercial real estate, construction	$39,969	$30,770	$24,108	$34,265	$50,804
Commercial real estate, other	374,953	389,281	381,331	378,073	379,561
Commercial real estate	414,922	420,051	405,439	412,338	430,365
Commercial and industrial	192,238	184,981	174,982	180,131	172,068
Residential real estate	262,602	252,282	237,193	233,841	233,501
Home equity lines of credit	55,341	52,212	50,555	51,053	51,137
Consumer	127,785	119,029	108,353	101,246	100,116
Deposit account overdrafts	4,277	1,674	3,996	6,563	1,580
Total portfolio loans	$1,057,165	$1,030,229	$980,518	$985,172	$988,767
Percent of loans to total loans:
Commercial real estate, construction	3.8%	3.0%	2.4%	3.5%	5.1%
Commercial real estate, other	35.5%	37.8%	38.9%	38.4%	38.4%
Commercial real estate	39.3%	40.8%	41.3%	41.9%	43.5%
Commercial and industrial	18.2%	17.9%	17.8%	18.3%	17.4%
Residential real estate	24.8%	24.5%	24.2%	23.7%	23.6%
Home equity lines of credit	5.2%	5.1%	5.2%	5.2%	5.2%
Consumer	12.1%	11.5%	11.1%	10.3%	10.1%
Deposit account overdrafts	0.4%	0.2%	0.4%	0.6%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$339,557	$338,854	$343,769	$330,721	$307,052

The increase in construction loans was largely due to advances on loans with current relationships. Payoffs of several commercial real estate loans during the third quarter of 2013 resulted in a decrease compared to prior quarters. During 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior quarters which caused the increase in residential real estate loans over the prior periods. Consumer loan balances, which consist mostly of loans to finance automobile purchases, continued to increase in 2013 due largely to Peoples placing greater emphasis on its consumer lending activity in recent quarters.

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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2013:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$59,259	$—	$59,259	15.6%
Apartment complexes	51,453	144	51,597	13.6%
Office buildings and complexes:
Owner occupied	10,039	85	10,124	2.7%
Non-owner occupied	23,586	407	23,993	6.3%
Total office buildings and complexes	33,625	492	34,117	9.0%
Light industrial facilities:
Owner occupied	23,510	416	23,926	6.3%
Non-owner occupied	7,919	—	7,919	2.1%
Total light industrial facilities	31,429	416	31,845	8.4%
Retail facilities:
Owner occupied	11,805	170	11,975	3.2%
Non-owner occupied	19,269	28	19,297	5.1%
Total retail facilities	31,074	198	31,272	8.3%
Assisted living facilities and nursing homes	22,036	303	22,339	5.9%
Mixed commercial use facilities:
Owner occupied	12,354	494	12,848	3.4%
Non-owner occupied	14,347	16	14,363	3.8%
Total mixed commercial use facilities	26,701	510	27,211	7.2%
Day care facilities:
Owner occupied	11,387	—	11,387	3.0%
Non-owner occupied	—	—	—	—%
Total day care facilities	11,387	—	11,387	3.0%
Health care facilities:
Owner occupied	6,405	8	6,413	1.7%
Non-owner occupied	16,860	—	16,860	4.4%
Total health care facilities	23,265	8	23,273	6.1%
Restaurant facilities:
Owner occupied	9,952	57	10,009	2.6%
Non-owner occupied	1,842	—	1,842	0.5%
Total restaurant facilities	11,794	57	11,851	3.1%
Other	72,930	2,523	75,453	19.8%
Total commercial real estate, other	$374,953	$4,651	$379,604	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$7,133	$4,862	$11,995	18.4%
Residential property	1,400	948	2,348	3.6%
Apartment complexes	18,074	14,530	32,604	50.0%
Office buildings and complexes - non-owner occupied	3,737	—	3,737	5.7%
Mixed commercial use facilities - non-owner occupied	665	1,827	2,492	3.8%
Other	8,960	3,100	12,060	18.5%
Total commercial real estate, construction	$39,969	$25,267	$65,236	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both September 30, 2013 and December 31, 2012.
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

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial real estate	$12,826	$12,568	$13,973	$14,215	$14,973
Commercial and industrial	2,195	2,188	1,750	1,733	1,667
Residential real estate	826	1,005	783	801	837
Home equity lines of credit	337	490	485	479	470
Consumer	564	740	383	438	480
Deposit account overdrafts	154	122	65	145	180
Total allowance for loan losses	$16,902	$17,113	$17,439	$17,811	$18,607
As a percentage of total loans	1.60%	1.66%	1.78%	1.81%	1.88%
During the third quarter of 2013, Peoples extended the historical loss period from two years to three years for its quantitative calculation of the allowance for loan losses. Management believes this change more appropriately reflects inherent losses in the portfolio, and this change in methodology is more fully detailed in Note 4 of the Notes to the Unaudited Consolidated Financial Statements.
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the third quarter of 2013, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $29.3 million or 32% since year-end 2012, reflecting $17.4 million in principal paydowns. Peoples upgraded $11.2 million in loans during 2013 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate for the tenth consecutive quarter. These factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net recoveries and charge-offs:

	Three Months Ended
(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	199	217	566	2,034	266
Commercial real estate	199	217	566	2,034	266
Commercial and industrial	—	11	—	1	—
Residential real estate	218	88	134	201	329
Home equity lines of credit	160	—	2	—	17
Consumer	301	185	159	144	83
Deposit account overdrafts	135	115	130	157	163
Total gross charge-offs	1,013	616	991	2,537	858
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	1,507	1,432	1,374	1,861	127
Commercial real estate	1,507	1,432	1,374	1,861	127
Commercial and industrial	7	4	17	67	143
Residential real estate	39	145	116	165	76
Home equity lines of credit	7	5	8	9	9
Consumer	125	132	104	102	107
Deposit account overdrafts	36	34	65	40	34
Total recoveries	1,721	1,752	1,684	2,244	496
Net (recoveries) charge-offs:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(1,308)	(1,215)	(808)	173	139
Commercial real estate	(1,308)	(1,215)	(808)	173	139
Commercial and industrial	(7)	7	(17)	(66)	(143)
Residential real estate	179	(57)	18	36	253
Home equity lines of credit	153	(5)	(6)	(9)	8
Consumer	176	53	55	42	(24)
Deposit account overdrafts	99	81	65	117	129
Total net (recoveries) charge-offs	$(708)	$(1,136)	$(693)	$293	$362
Ratio of net (recoveries) charge-offs to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.50)%	(0.48)%	(0.33)%	0.07%	0.06%
Commercial real estate	(0.50)%	(0.48)%	(0.33)%	0.07%	0.06%
Commercial and industrial	—%	—%	(0.01)%	(0.03)%	(0.06)%
Residential real estate	0.07%	(0.02)%	0.01%	0.01%	0.11%
Home equity lines of credit	0.06%	—%	—%	—%	—%
Consumer	0.07%	0.03%	0.02%	0.02%	(0.01)%
Deposit account overdrafts	0.04%	0.02%	0.02%	0.05%	0.05%
Total	(0.26)%	(0.45)%	(0.29)%	0.12%	0.15%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Loans 90+ days past due and accruing:
Commercial real estate	$—	$36	$—	$—	$—
Commercial and industrial	950	—	—	181	27
Residential real estate	—	—	—	—	—
Home equity	1,615	1,484	1,212	1,050	855
Consumer	32	—	3	4	—
Total	2,597	1,520	1,215	1,235	882
Nonaccrual loans:
Commercial real estate, construction	76	80	—	—	—
Commercial real estate	3,593	4,922	5,739	7,259	9,846
Commercial and industrial	323	297	327	627	408
Residential real estate	3,012	3,136	3,166	2,786	2,884
Home equity	61	32	78	24	15
Consumer	60	62	9	20	10
Total	7,125	8,529	9,319	10,716	13,163
Troubled debt restructurings:
Commercial real estate	1,193	1,879	2,208	2,572	1,891
Commercial and industrial	—	—	—	—	8
Residential real estate	195	175	276	350	419
Home equity	24	24	—	—	—
Total	1,412	2,078	2,484	2,922	2,318
Total nonperforming loans (NPLs)	11,134	12,127	13,018	14,873	16,363
Other real estate owned (OREO)
Commercial	—	—	815	815	815
Residential	120	120	—	21	358
Total	120	120	815	836	1,173
Total nonperforming assets (NPAs)	$11,254	$12,247	$13,833	$15,709	$17,536
NPLs as a percent of total loans	1.05%	1.17%	1.32%	1.50%	1.63%
NPAs as a percent of total assets	0.59%	0.64%	0.71%	0.82%	0.94%
NPAs as a percent of gross loans and OREO	1.06%	1.18%	1.41%	1.58%	1.75%
Allowance for loan losses as a percent of NPLs	151.79%	141.11%	133.96%	119.75%	113.71%
As further detailed in Note 4, Peoples recently identified certain home equity lines of credit that had matured and were not sent notices that the principal was due. These loans have been reported as past due since the principal was contractually due during a previous period. At September 30, 2013, commercial and industrial loans reported as accruing and 90 days past due were substantially higher than previous periods due to a single loan that was brought current in October 2013. The decrease in total nonperforming assets during the second quarter of 2013 was due largely to two commercial real estate loans being paid-off, each was approximately $0.3 million, and the sale of two OREO properties. The reduction contributed to the decrease in total criticized loans, which were down 32% at September 30, 2013 versus year-end 2012.
The majority of Peoples' nonaccrual commercial real estate loans continues to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Interest-bearing deposits:
Retail certificates of deposit	$334,910	$349,511	$353,894	$392,313	$413,837
Money market deposit accounts	224,400	238,554	288,538	288,404	251,735
Governmental deposit accounts	151,910	146,817	167,441	130,630	157,802
Savings accounts	196,293	199,503	200,549	183,499	172,715
Interest-bearing demand accounts	123,966	125,875	124,969	124,787	112,854
Total retail interest-bearing deposits	1,031,479	1,060,260	1,135,391	1,119,633	1,108,943
Brokered certificates of deposits	49,620	50,393	52,648	55,599	55,168
Total interest-bearing deposits	1,081,099	1,110,653	1,188,039	1,175,232	1,164,111
Non-interest-bearing deposits	356,767	325,125	340,887	317,071	288,376
Total deposits	$1,437,866	$1,435,778	$1,528,926	$1,492,303	$1,452,487
During 2013, Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental deposits and similar non-core deposits, as well as non-renewal of maturing brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The decrease in money market deposit accounts was due to a reduction in balances from Peoples' trust department. Since late 2008, Peoples' trust department has maintained larger than historical amounts of funds in money market deposit accounts as the ultra-low rate environment limited short-term investment options. The increase in non-interest-bearing deposits was the result of a single commercial customer maintaining a higher than normal balance as of September 30, 2013.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Short-term borrowings:
FHLB advances	$64,000	$59,000	$—	$15,000	$—
Retail repurchase agreements	42,843	33,521	32,395	32,769	37,651
Total short-term borrowings	106,843	92,521	32,395	47,769	37,651
Long-term borrowings:
FHLB advances	63,806	64,180	64,348	64,904	66,270
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Other long-term borrowings	20,340	21,534	22,726	23,919	—
Total long-term borrowings	124,146	125,714	127,074	128,823	106,270
Subordinated debentures held by subsidiary trust	—	—	—	—	22,627
Total borrowed funds	$230,989	$218,235	$159,469	$176,592	$166,548
Any short-term FHLB advances would consist of overnight borrowings by Peoples being maintained in connection with the management of Peoples' daily liquidity position.
As disclosed in Peoples' 2012 Form 10-K, Peoples entered into a loan agreement on December 18, 2012, and is subject to certain covenants. At September 30, 2013, Peoples was in compliance with the applicable material covenants imposed by this agreement, as explained in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2012 Form 10-K.

Capital/Stockholders’ Equity
During the third quarter of 2013, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared, which was more than offset by the decline in the market value of available-for-sale investment securities. At September 30, 2013, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Capital Amounts:
Tier 1 common	$168,254	$166,576	$164,329	$160,604	$157,520
Tier 1	168,254	166,576	164,329	160,604	180,147
Total (Tier 1 and Tier 2)	184,550	182,706	179,569	176,224	195,083
Net risk-weighted assets	$1,194,016	$1,175,647	$1,118,644	$1,141,938	$1,136,532
Capital Ratios:
Tier 1 common	14.09%	14.17%	14.69%	14.06%	13.86%
Tier 1	14.09%	14.17%	14.69%	14.06%	15.85%
Total (Tier 1 and Tier 2)	15.46%	15.54%	16.05%	15.43%	17.16%
Leverage ratio	9.14%	9.04%	8.90%	8.83%	10.13%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Tangible Equity:
Total stockholders' equity, as reported	$222,247	$219,147	$226,079	$221,728	$218,835
Less: goodwill and other intangible assets	71,417	71,608	69,977	68,525	68,422
Tangible equity	$150,830	$147,539	$156,102	$153,203	$150,413

Tangible Assets:
Total assets, as reported	$1,919,705	$1,899,841	$1,938,722	$1,918,050	$1,866,510
Less: goodwill and other intangible assets	71,417	71,608	69,977	68,525	68,422
Tangible assets	$1,848,288	$1,828,233	$1,868,745	$1,849,525	$1,798,088

Tangible Book Value per Common Share:
Tangible equity	$150,830	$147,539	$156,102	$153,203	$150,413
Common shares outstanding	10,596,797	10,583,161	10,568,147	10,547,960	10,534,445

Tangible book value per common share	$14.23	$13.94	$14.77	$14.52	$14.28

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$150,830	$147,539	$156,102	$153,203	$150,413
Tangible assets	$1,848,288	$1,828,233	$1,868,745	$1,849,525	$1,798,088

Tangible equity to tangible assets	8.16%	8.07%	8.35%	8.28%	8.37%

The increase in the linked quarter tangible equity to tangible assets ratio during the third quarter of 2013 was primarily caused by higher tangible equity in connection with a recovery of the market value of assets held in Peoples' pension plan. When compared to the third quarter of 2012, the increase in tangible assets caused by loan production has reduced the tangible equity to tangible assets ratio.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
300	$5,627	10.3%	$9,688	19.6%	$(61,475)	(24.7)%	$(20,348)	(8.5)%
200	4,540	8.3%	8,627	17.5%	(42,178)	(17.0)%	(3,888)	(1.6)%
100	2,855	5.2%	6,311	12.8%	(20,879)	(8.4)%	7,344	3.1%
At September 30, 2013, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. The benefit of the actions taken late in the first quarter of 2013 within the investment portfolio to reduce interest rate exposure were fully reflected in the analysis above. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2012 Form 10-K.
At September 30, 2013, Peoples had liquid assets of $227.7 million, which represented 11.2% of total assets and unfunded commitments. This amount exceeded the minimal level of $40.8 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $46.7 million of unpledged securities not included in the measurement of liquid assets.

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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Home equity lines of credit	$45,655	$43,956	$44,124	$43,818	$43,719
Unadvanced construction loans	25,923	25,646	19,092	11,839	14,261
Other loan commitments	129,418	138,783	127,665	113,868	142,269
Loan commitments	200,996	208,385	190,881	169,525	200,249

Standby letters of credit	$34,804	$35,845	$34,771	$35,373	$36,218
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2013:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2013	1,115	(2)	$21.77	(2)	—	—
August 1 - 31, 2013	750	(2)	$22.04	(2)	—	—
September 1 - 30, 2013	—		$—		—	—
Total	1,865		$21.88		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2013.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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

PEOPLES BANCORP INC.

Date:	October 24, 2013	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 24, 2013	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)	Incorporated herein by reference to Exhibit 10.4 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after July 25, 2013	Incorporated herein by reference to Exhibit 10.5 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2013; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to the Unaudited Consolidated Financial Statements.