Form 10-K
period 2013-12-31
PEOPLES BANCORP INC
filed 2014-02-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 28, 2013, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $215,454,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 10,900,227 common shares, without par value, at February 26, 2014.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K (“Form 10-K”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following Item 9B of this Form 10-K.
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company and was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”). As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company. Peoples Bank's operating subsidiaries included Peoples Insurance Agency, LLC (“Peoples Insurance”) and PBNA, L.L.C., an asset management company. Peoples Investment Company owned Peoples Capital Corporation.
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
◦money orders and cashier's checks
◦full range of life, health and property and casualty insurance products
◦custom-tailored fiduciary and wealth management services
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples also makes available credit cards to consumers and businesses, as well as merchant credit card processing services, through joint marketing arrangements with third parties.
Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2013, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following Item 9B of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth has included the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) provide opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increase market share in existing markets; (3) expand Peoples' core financial service businesses of banking, insurance and wealth management; and (4) improve operating efficiency by redirecting resources to offices and markets with greater growth potential.
Recent Corporate Developments
On January 21, 2014, Peoples announced that it entered into an Agreement and Plan of Merger dated January 21, 2014 (the "Midwest Agreement") with Midwest Bancshares, Inc. (“Midwest”). The Midwest Agreement calls for Midwest to merge into Peoples, and for Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. Additional information can be found in Note 18 of the Notes to the Consolidated Financial Statements.
Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties. Peoples currently has a physical presence in the counties of Athens, Cuyahoga, Fairfield, Franklin, Gallia, Guernsey, Jackson, Meigs, Morgan, Muskingum, Noble, Tuscarawas and Washington in Ohio; Cabell, Kanawha, Mason, Tyler, Wetzel and Wood in West Virginia; and Boyd, Greenup and Pike in Kentucky. This market area encompasses the Metropolitan Statistical Areas (“MSA”) of Parkersburg-Marietta-Vienna, WV-OH, Charleston, WV and Huntington-Ashland, WV-KY-OH, and portions of the Cleveland-Elyria-Mentor, OH and Columbus, OH MSAs. This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers. Principal industries in this area include health care, education and other social services; plastics, petrochemical and other manufacturing; oil, gas and coal production; and tourism and other service-related industries. In addition, this market area overlaps both the Marcellus and Utica shale formations, which are being explored for oil and natural gas. As a result, economic activity within Peoples' primary market area has been increasing steadily which is causing lower unemployment in Ohio and West Virginia, as well as creating growth opportunities for Peoples. Because of this diversity, Peoples is not dependent upon any single industry segment for its business opportunities.
Lending Activities
Peoples Bank originates various types of loans, including commercial and commercial real estate loans, real estate construction loans, residential real estate loans, home equity lines of credit, and consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank occasionally originates loans outside its primary markets related to existing customer relationships.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.
Peoples Bank's loans consist of credits to borrowers spread over a broad range of industrial classifications. At December 31, 2013, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.
Legal Lending Limit
Federal regulations impose a limit on the aggregate amount a financial institution may lend to one borrower, including certain related or affiliated borrowers. This legal lending limit is generally 15% of the institution's total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital. At December 31, 2013, Peoples Bank's legal lending limit was $27.0 million. During 2013, Peoples Bank did not extend credit to any one borrower or group of affiliated borrowers in excess of its legal lending limit.
Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples' total loan portfolio, comprising approximately 57.1% of total loans at December 31, 2013. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.
Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin. Peoples Bank occasionally originates commercial loans with fixed interest rates for periods generally ranging from 3 to 10 years. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.

On an annual basis, and at other times as warranted, Peoples Bank evaluates all loan relationships whose aggregate debt to Peoples Bank is greater than $1,000,000 for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrading or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples Bank is equal to or less than $1,000,000 are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events.
Construction Loans
Peoples Bank originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2013, outstanding construction loans comprised 4.0% of Peoples' loan portfolio. Construction financing is generally considered to involve the highest risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to pay the loan if the property is not sold upon completion.
Construction Lending Practices. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders. These projects include the construction of office, retail or industrial complexes and real estate development for either residential or commercial uses. The underwriting criteria for construction loans are generally the same as for non-construction loans.
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
Real Estate Loans
While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples' loan portfolio. At December 31, 2013, portfolio residential real estate loans comprised 22.5% of total loans. Peoples also had $1.7 million of residential real estate loans held for sale and was servicing $341.2 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.
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

Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2013, outstanding home equity lines of credit comprised 5.0% of Peoples' total loans. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years which converts to a variable interest rate for the remaining five years. At December 31, 2013, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $17.9 million and $20.0 million, respectively, and the weighted-average remaining maturity was 6.6 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $31,000 at December 31, 2013.
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
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property. At December 31, 2013, consumer loans comprised 11.3% of Peoples' loan portfolio.
Consumer Lending Practices. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.
Peoples Bank makes available optional credit life insurance, and accident and health insurance to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to an accident, disability or death.
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
Investment Activities
At December 31, 2013, investment securities comprised 33.0% of Peoples' total assets. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
Peoples' investment activities are governed internally by a written, Board of Directors approved policy, which is administered by Peoples' Asset-Liability Management Committee (“ALCO”). The primary purpose of Peoples' investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with the investment's risk and corporate needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples' overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.
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
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Retail deposit account terms vary with respect to the minimum balance required, the time the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Retail deposits are attractive sources of funding because of their stability and relative cost, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
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
Additional information regarding the amounts and composition of Peoples' deposits can be found in the “Deposits” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Note 8 of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), Federal Funds purchased, advances from the Federal Reserve Discount Window, and repurchase agreements. Occasionally, Peoples obtains funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.

Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the “Borrowed Funds” section of “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Notes 9 and 10 of the Notes to the Consolidated Financial Statements.
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
Peoples historically has focused on providing its full range of products and services in smaller metropolitan markets rather than major metropolitan areas. While management believes Peoples has developed a level of expertise in serving the financial service needs of smaller communities, Peoples' primary market area has expanded into larger metropolitan areas, such as central and northeastern Ohio. These larger areas typically contain entrenched service providers with an existing customer base much larger than Peoples' initial entry position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential from such markets.
Employees
At December 31, 2013, Peoples had 546 full-time equivalent employees.
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
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), signed into law in 2010, created the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services, and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices, and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.
Non-Banking Subsidiaries
Peoples' non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.
Other Regulatory Agencies
Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market LLC (“NASDAQ”). Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, as administered by the SEC. Peoples' common shares are listed with NASDAQ under the symbol “PEBO” and Peoples is subject to the rules for NASDAQ listed companies.
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
Federal Deposit Insurance Corporation. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.
Insurance premiums for each insured depository institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution's average assets minus average tangible equity to determine the institution's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution, depending on the amount of the increase.

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

•
the prohibition on the payment of interest on commercial demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000;

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

•
the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (although the cap is not applicable to Peoples Bank, it may have an adverse effect on Peoples Bank as the debit cards issued by Peoples Bank and other smaller banks, which have higher interchange fees, may become less competitive);

•	new capital regulations have been adopted as discussed below in the section captioned "Capital Adequacy and Prompt Corrective Action"; and

•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.
Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Peoples, its subsidiaries, their respective customers or the financial services industry more generally.
Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA, which is more fully discussed in the section captioned “Community Reinvestment Act” included later in this item. In addition, financial holding companies, like Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA and fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.
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
A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that Act by the Federal Reserve Board. These loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly undercapitalized” and “critically undercapitalized”.
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies as well as state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain types and amounts of each of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan losses and net unrealized gains on available-for-sale equity securities.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Federal Reserve Board has established minimum leverage ratio guidelines for financial holding companies and other bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies. The guidelines further provide that financial holding companies and bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.
In order to be “well capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Peoples’ management believes that Peoples Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Peoples and Peoples Bank, will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The following is a summary of the major changes from the current general risk-based capital rule:

•
higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5% and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0%; the retention of a total capital ratio of 8.0%; and a minimum leverage ratio of 4.0%;

•	stricter eligibility criteria for regulatory capital instruments;

•
restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter;

•	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach, implementing the requirements of Sectin 939A of the Dodd-Frank Act;

•
stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.
The Basel III Capital Rules are effective for Peoples and Peoples Bank on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on Peoples’ or Peoples Bank's capital ratios.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2013, the OCC's most recent performance evaluation of Peoples Bank resulted in an overall rating of “Satisfactory”.
Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the OCC. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 16 of the Notes to the Consolidated Financial Statements.
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
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements, and risk-mitigating hedging activities.
The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. Peoples Bank does not engage in any of the trading activities or does not have an amount recorded on its financial statements for any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.
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
Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Peoples and Peoples Bank. Such reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to complete acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, and prompt and effective measures are not being taken to correct the deficiencies.
On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Joint Rules”). The Proposed Joint Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-

based compensation arrangements for certain covered employees. The Proposed Joint Rules: (1) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (2) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (3) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Joint Rules; and (4) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year.
Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.
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
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Peoples and its subsidiaries. Peoples believes the nature of the operations of its subsidiaries has little, if any, environmental impact. Peoples, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.
Peoples believes its primary exposure to environmental risk is through the lending activities of Peoples Bank. In cases where management believes environmental risk potentially exists, Peoples Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.
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
Peoples' financial performance generally is highly dependent upon the business environment and economic conditions in the markets where it operates and, to a lesser extent, the U.S as a whole. The local economies of the majority of Peoples' market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy. More recently, oil and gas exploration has created more activity in some of Peoples' market areas. A significant decline in this activity could result in more adverse conditions than what may be experienced at the national level. In general, a favorable business environment and economic conditions are generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Overall, the business environment and general economic conditions in 2013 remained adverse for many households and businesses in the U.S. and worldwide. While some economic indicators show signs of improvement, many businesses, states and municipalities are still in serious difficulty, due to reduced cash flow and weakened financial condition. Further, there can be no assurance this improvement will continue or be spread evenly throughout the markets served by Peoples. A lack of a return to favorable economic conditions in a reasonable timeframe could have an adverse affect on Peoples' asset quality, deposit levels and loan demand and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

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
During 2013, Peoples completed multiple acquisitions which required integration of the acquired business into Peoples' business platform. Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

•	Legislative or regulatory changes or actions, or significant litigation, could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC, and secondarily the FDIC. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect sales of loans.
In July 2013, Peoples' primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Peoples and Peoples Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Peoples and Peoples Bank on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on Peoples' or Peoples Bank's capital ratios.
Further information about government regulation of Peoples' business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

•	The Dodd-Frank Act may adversely impact Peoples' results of operations, financial condition or liquidity.
The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks, as well as financial holding companies and bank holding companies, including Peoples and Peoples Bank, do business. Many provisions of the Dodd-Frank Act still have not be implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC. In addition, the CFPB has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect Peoples' business. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Peoples and Peoples Bank cannot currently be determined, the law and its implemented rules and regulations have already resulted in increased compliance costs and fees paid to regulators, along with restrictions on Peoples' and Peoples Bank's operations, all of which may have a material adverse affect on Peoples' operating results and financial condition. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

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

•	Peoples' failure to be in compliance with any material provision or covenant of debt instruments could have a material adverse effect on Peoples' liquidity and operations.
The loan agreement governing Peoples' unsecured term note imposes operating and financial restrictions on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants included in the loan agreement may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.

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
The number of bank failures increased significantly between 2007 and 2013, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress instituted two programs to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transactional accounts were fully insured (unlimited coverage) until the end of 2012. These actions have placed additional stress on the Deposit Insurance Fund.
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
Peoples' earnings are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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

•	Peoples' allowance for loan losses may be insufficient to absorb potential losses in its loan portfolio.
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
Peoples' estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples' control, and these losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the loan loss allowance will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, federal and state regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board ("FASB") may change its requirements for establishing the allowance. Any increase in the provision for loan losses would decrease Peoples' pretax and net income.

•	Changes in accounting standards, policies, estimates or procedures may impact Peoples' reported financial condition or results of operations.
The accounting standard setters, including the FASB, the Public Company Accounting Oversight Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples' Consolidated Financial Statements. These changes can be difficult to predict and can materially impact how Peoples records and reports its financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Form 10-K.

•	Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant loan losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other unanticipated reasons. Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations and potential acquisitions.

•	The financial services industry is very competitive.
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations. For a more complete discussion of Peoples' competitive environment, see “Competition” in Item 1 of this Form 10-K.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products.

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

Peoples offers healthcare coverage to eligible employees with part of the cost subsidized by Peoples or one of its subsidiaries. With recent changes to the healthcare laws in the United States becoming effective in 2014, more employees may choose to participate in Peoples' health insurance plans, which could increase costs for such coverage and have a material adverse impact on Peoples' costs of operations.

•	Peoples is exposed to operational risk.
Similar to any large organization, Peoples is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect Peoples’ ability to attract and keep customers and can expose Peoples to potential litigation and regulatory action.
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Peoples may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples is) and to the risk that Peoples' (or its vendors’) business continuity and data security systems prove to be inadequate.

•	Peoples depends upon the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, Peoples may rely on information provided by customers and counterparties, including financial statements and other financial information. Peoples may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, Peoples Bank may assume that the customer’s audited financial statements conform with US GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Peoples Bank may also rely on the audit report covering those financial statements. Peoples’ financial condition, results of operations and cash flows could be negatively impacted to the extent that Peoples Bank relies on financial statements that do not comply with US GAAP or on financial statements and other financial information that are materially misleading.

•	Changes in tax laws could adversely affect Peoples' performance.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on Peoples' results of operations. On December 20, 2012, Ohio Governor John Kasich signed into law a new tax bill that replaces the existing franchise tax on financial institutions based on net worth with a new privilege tax based on equity capital. The provisions of the tax bill became effective January 1, 2014 and are not expected to have a material impact on Peoples.
In addition, Peoples' customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples' customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples' customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.

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
Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed, and does not anticipate any examination would have a material impact on Peoples' Consolidated Financial Statements. However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples' tax liability for any tax year open to examination will not be different than what is reflected in Peoples' current and historical Consolidated Financial Statements. Further information can be found in the “Critical Accounting Policies - Income Taxes” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Athens (2 offices), Baltimore, Beachwood, Belpre (2 offices), Byesville, Caldwell, Cambridge (2 offices), Gallipolis, Lancaster (2 offices), Lowell, Marietta (4 offices), McConnelsville, Nelsonville, New Philadelphia, Pomeroy (2 offices), Reno, The Plains, Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant (2 offices), Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland, Greenup, Russell and Summit. Of these 45 offices, 16 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Chillicothe, Jackson and Marietta, Ohio, and in Pikeville, Kentucky.
Rent expense on the leased properties totaled $945,000 in 2013, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2015:

Location	Address	Lease Expiration Date (a)

New Philadelphia	136 1/2 Second Street NE New Philadelphia, Ohio	April 2014
Hart Street	416 Hart Street Marietta, Ohio	May 2014
Vienna Wal-Mart	701 Grand Central Avenue Vienna, West Virginia	June 2014
Charleston	10 Hale Street, Suite 410 Charleston, West Virginia	July 2014
Parkersburg	2107 Pike Street Parkersburg, West Virginia	July 2014
The Plains	70 N. Plains Road The Plains, Ohio	December 2014
Parkersburg Wal-Mart	2900 Pike Street Parkersburg, West Virginia	January 2015
Marietta Kroger	40 Acme Street Marietta, Ohio	March 2015
Athens Mall	801 East State Street Athens, Ohio	June 2015

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2013, Peoples had 1,528 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2013
Fourth Quarter	$24.00	$20.11	$0.14
Third Quarter	23.81	20.02	0.14
Second Quarter	22.34	19.30	0.14
First Quarter	22.65	20.00	0.12
2012
Fourth Quarter	$23.80	$17.72	$0.12
Third Quarter	23.93	20.22	0.11
Second Quarter	22.54	16.48	0.11
First Quarter	17.84	14.59	0.11
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 16 of the Notes to the Consolidated Financial Statements, as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of Item 1 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) promulgated under the Exchange Act of Peoples’ common shares during the three months ended December 31, 2013:

Period	Total Number of Common Shares Purchased		Average Price Paid per Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2013	—		$—		—	—
November 1 – 30, 2013	905	(2)	$22.45	(2)	—	—
December 1 – 31, 2013	170	(2)	$23.67	(2)	—	—
Total	1,075		$22.64		—	—

(1)	Peoples’ Board of Directors did not authorize any stock repurchase plans or programs for 2013.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries, as amended by the First Amendment thereto.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graphs compare the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2008, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).
Historically, Peoples has obtained the information used to compile the performance graph included in Peoples' Annual Report on Form 10-K from NASDAQ. NASDAQ changed the data used to perform the analysis effective January 2014. As a result of a change in the total return data made available to Peoples through NASDAQ, Peoples' performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Please note, information for the NASDAQ Stocks (U.S. Companies) index and NASDAQ Bank Stocks, which were from the Center for Research in Security Prices ("CRSP"), are provided only from December 31, 2008 through December 31, 2013, the last day this data was available by Peoples' third-party index provider. Two performance graphs are provided below, the first with the NASDAQ OMX Global Indexes and the second with the CRSP indexes.
COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS
(NASDAQ OMX Global Indexes)

	At December 31,
	2008	2009	2010	2011	2012	2013
Peoples Bancorp Inc.	$100.00	$53.21	$88.68	$86.70	$122.45	$138.37
NASDAQ Stocks (U.S. Companies)	$100.00	$129.26	$151.94	$152.42	$177.46	$236.88
NASDAQ Bank Stocks	$100.00	$98.65	$109.85	$81.92	$110.37	$150.79

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS
(CRSP Indexes)

	At December 31,
	2008	2009	2010	2011	2012	2013
Peoples Bancorp Inc.	$100.00	$53.21	$88.68	$86.70	$122.45	$138.37
NASDAQ Stocks (U.S. Companies)	$100.00	$143.74	$170.17	$171.08	$202.40	$281.91
NASDAQ Bank Stocks	$100.00	$84.30	$100.68	$90.16	$105.38	$150.84

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Total interest income	$67,071	$69,470	$75,133	$89,335	$102,105
Total interest expense	11,686	14,995	21,154	29,433	40,262
Net interest income	55,385	54,475	53,979	59,902	61,843
(Recovery of) provision for loan losses	(4,410)	(4,716)	7,998	26,916	25,721
Net impairment losses on investment securities	—	—	—	(1,786)	(7,707)
Net gain (loss) on investment securities and other transactions	334	(778)	(443)	(39)	1,343
Total non-interest income	37,220	34,971	32,944	31,634	32,050
FDIC insurance expense	1,036	1,002	1,867	2,470	3,442
Other expense	67,229	62,472	59,464	54,572	55,240
Preferred dividends (a)	—	—	1,343	2,052	1,876
Net income available to common shareholders	$17,574	$20,385	$11,212	$3,529	$2,314
Balance Sheet Data
Total investment securities	680,526	709,085	669,228	641,307	751,866
Loans, net of deferred fees and costs	1,196,234	985,172	938,506	960,718	1,052,058
Allowance for loan losses	17,065	17,811	23,717	26,766	27,257
Total intangible assets	77,603	68,525	64,475	64,870	65,599
Total assets	$2,059,108	$1,918,050	$1,794,161	$1,837,985	$2,001,827
Non-interest-bearing deposits	409,891	317,071	239,837	215,069	198,000
Total retail interest-bearing deposits	1,121,826	1,119,633	1,047,189	1,059,066	1,095,466
Brokered certificates of deposits	49,041	55,599	64,054	87,465	102,420
Short-term borrowings	113,590	47,769	51,643	51,509	76,921
Long-term borrowings	121,826	128,823	142,312	157,703	246,113
Junior subordinated debentures held by subsidiary trust	—	—	22,600	22,565	22,530
Preferred stockholders' equity (a)	—	—	—	38,645	38,543
Common stockholders' equity	221,553	221,728	206,657	192,036	205,425
Tangible assets (b)	1,981,505	1,849,525	1,729,686	1,773,115	1,936,228
Tangible equity (b)	143,950	153,203	142,182	165,811	178,369
Tangible common equity (b)	$143,950	$153,203	$142,182	$127,166	$139,826
Per Common Share Data
Earnings per common share – basic	$1.65	$1.92	$1.07	$0.34	$0.22
Earnings per common share – diluted	1.63	1.92	1.07	0.34	0.22
Cash dividends declared per share	0.54	0.45	0.30	0.40	0.66
Book value per share (c)	20.89	21.02	19.67	18.36	19.80
Tangible book value per share (b) (c)	$13.57	$14.52	$13.53	$12.16	$13.48
Weighted-average number of common shares outstanding – basic	10,581,222	10,527,885	10,482,318	10,424,474	10,363,975
Weighted-average number of common shares outstanding – diluted	10,679,417	10,528,286	10,482,318	10,431,990	10,374,792
Common shares outstanding at end of period	10,605,782	10,547,960	10,507,124	10,457,327	10,374,637

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
SIGNIFICANT RATIOS
Return on average stockholders' equity	7.92%	9.52%	5.72%	2.33%	1.80%
Return on average common stockholders' equity	7.92	9.52	5.61	1.76	1.17
Return on average assets	0.91	1.11	0.69	0.28	0.21
Net interest margin	3.25	3.39	3.43	3.51	3.48
Efficiency ratio (d)	71.90	69.55	68.98	60.30	60.14
Pre-provision net revenue to total average assets (e)	1.26	1.41	1.41	1.76	1.74
Average stockholders' equity to average assets	11.48	11.63	12.12	12.20	11.50
Average loans to average deposits	70.79	68.23	69.86	73.01	77.97
Dividend payout ratio	33.20%	23.58%	28.35%	119.33%	298.23%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(f)	0.73%	1.50%	3.26%	4.26%	3.31%
Nonperforming assets as a percent of total assets (c)(f)	0.47	0.82	1.84	2.48	2.06
Nonperforming assets as a percent of total loans and other real estate owned (c)(f)	0.81	1.58	3.49	4.70	3.89
Allowance for loan losses as a percent of loans, net of deferred fees and costs (c)	1.43	1.81	2.53	2.79	2.59
Allowance for loan losses as a percent of nonperforming loans (c)(f)	194.13	119.75	77.18	65.09	78.12
(Recovery of) provision for loan losses as a percent of average total loans	(0.42)	(0.49)	0.84	2.61	2.35
Net (recoveries) charge-offs as a percent of average total loans	(0.35)%	0.12%	1.16%	2.66%	1.96%
CAPITAL RATIOS (c)
Tier 1 common	12.42%	14.06%	12.82%	11.59%	10.58%
Tier 1	12.42	14.06	14.86	16.91	15.49
Total (Tier 1 and Tier 2)	13.78	15.43	16.20	18.24	16.80
Tier 1 leverage	8.52	8.83	9.45	10.63	10.06
Tangible equity to tangible assets (b)	7.26	8.28	8.22	9.35	9.21
Tangible common equity to tangible assets (b)	7.26%	8.28%	8.22%	7.17%	7.22%

(a)
Amounts relate to Series A Preferred Shares issued and sold by Peoples in connection with its participation in the TARP Capital Purchase Program. Additional information regarding the Series A Preferred Shares can be found in Note 11 of the Notes to the Consolidated Financial Statements included immediately following Item 9B of this Form 10-K.

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

(d)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities, asset disposals and other transactions).

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the recently completed acquisitions, the expansion of consumer lending activity and rebranding efforts;

(2)	Peoples' ability to complete and, if completed, successfully integrate future acquisitions, including the pending merger of Midwest with and into Peoples;

(3)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(4)	changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Federal Reserve Board, which may adversely impact interest margins;

(5)	changes in prepayment speeds, loan originations and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(6)
adverse changes in the economic conditions and/or activities, including impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(7)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Act and the regulations promulgated and to be promulgated thereunder by the OCC, the Federal Reserve Board and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;

(8)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(9)	changes in accounting standards, policies, estimates or procedures, which may adversely affect Peoples' reported financial condition or results of operations;

(10)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio and interest rate sensitivity of Peoples' consolidated balance sheet;

(11)	changes in stock market prices, which may adversely impact income from Peoples' brokerage, asset and wealth management businesses;

(12)	Peoples' ability to receive dividends from its subsidiaries;

(13)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

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

(16)	Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(17)	the overall adequacy of Peoples' risk management program; and

(18)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosure under "ITEM 1A. RISK FACTORS" of this Form 10-K.

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

◦
On January 21, 2014, Peoples announced that it entered into an Agreement and Plan of Merger dated January 21, 2014 (the "Midwest Agreement") with Midwest Bancshares, Inc. (“Midwest”). The Midwest Agreement calls for Midwest to merge into Peoples, and for Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. Under the terms of the Midwest Agreement, shareholders of Midwest will receive $65.50 per share, or $12.6 million total value, with between 50% and 75% of the total consideration to be paid in Peoples' common stock and the remainder to be paid in cash, with the actual mix to be based on the elections of the shareholders of Midwest and subject to proration. The exchange ratio for the stock component of the transaction will be determined based on the Peoples' average closing stock price during the 20 consecutive trading days immediately preceding the closing of the transaction.

◦
At the close of business on October 11, 2013, Peoples Bank completed the acquisition of Ohio Commerce Bank ("Ohio Commerce") and its single full-service office in Beachwood, Ohio. Under the terms of the agreement, Peoples Bank paid $13.75 in cash for each share of Ohio Commerce common stock for a total cash consideration of $16.5 million. The acquisition added $96.6 million of loans and $110.9 million of deposits. Management expects this transaction to be accretive to Peoples' earnings starting in 2014 as one-time acquisition costs more than offset the incremental 2013 earnings. This transaction is more fully described in Note 18 of the Notes to the Consolidated Financial Statements.

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

◦
In 2013, Peoples incurred $1.5 million of acquisition-related expenses, compared to $641,000 in 2012, which were primarily fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired. There were no acquisition-related expenses incurred in 2011.

◦
During 2013, Peoples took steps to reduce its investment in bank-owned life insurance ("BOLI") contracts and redeploy the funds in order to enhance long-term shareholder return. The first action was a $5.2 million partial withdrawal of the original premium paid, which was completed in May 2013. The next action was a request for a full surrender of certain BOLI policies, which had a cash surrender value of $42.8 million and cost basis of $36.5 million at June 30, 2013. In late July 2013, Peoples Bank received $36.2 million from the liquidation of the underlying investments in connection with the surrender request. The remaining cash surrender value of approximately $6.6 million was recorded as a receivable at December 31, 2013, of which $3.1 million was received January 23, 2014, with the remaining expected to be paid out by the end of first quarter of 2014 in accordance with the terms of the BOLI policies (collectively the "BOLI Surrender").

◦
The BOLI Surrender proceeds initially were redeployed into Peoples Bank's investment portfolio, while the long-term goal is to ultimately use the proceeds to fund future loan growth. This redeployment is expected to increase Peoples' annual net interest income by at least $1 million. The BOLI Surrender caused Peoples to incur a $2.2 million federal income tax liability in 2013 for the gain associated with the policies surrendered.

◦
Peoples periodically has taken actions to reduce interest rate exposure within the investment portfolio and the entire balance sheet, such as the sale of low yielding investment securities and repayment of high-cost borrowings. During the first quarter of 2013, Peoples sold $68.8 million of investment securities, primarily low yielding or volatile residential mortgage-backed securities. The proceeds from these sales were reinvested in investment securities during 2013. Peoples intends to use the cash flow generated from the investment portfolio to fund loan growth.

◦
During 2013, Peoples increased the quarterly dividend declared to common shareholders by 17%. The dividend declared in the first quarter of 2013 and fourth quarter of 2012 was $0.12 per common share, and the dividend declared in the second and third quarters of 2013 was $0.14 per common share. On January 23, 2014, Peoples declared a quarterly dividend to common shareholders of $0.15 per common share, representing a 7% increase over the fourth quarter 2013 dividend of $0.14 per common share.

◦
As described in Note 12 of the Notes to the Consolidated Financial Statements, Peoples incurred settlement charges of $270,000 during 2013 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the third quarter. Settlement charges of $835,000 and $815,000 were recognized during 2012 and 2011, respectively.

◦
On December 19, 2012, Peoples repaid the entire $30.9 million aggregate outstanding principal amount of its Series A and Series B Junior Subordinated Debentures and the proceeds were used by PEBO Capital Trust I to redeem 22,975 Series B 8.62% Capital Securities having an aggregate liquidation amount of $23.0 million, held by institutional investors, as well as 928 outstanding Common Securities and 7,025 Series B 8.62% Capital Securities, having an aggregate liquidation amount of $8.0 million, held by Peoples (the "Trust Preferred Redemption"). This transaction resulted in Peoples incurring a pre-tax loss of $1.0 million for the redemption premium and unamortized issuance costs. Peoples funded $24.0 million of the repayment with a term note from an unaffiliated financial institution at a significantly lower interest rate, and the balance with cash on hand. As a result of the Trust Preferred Redemption, Peoples realized interest expense savings of approximately $1.1 million in 2013.

◦
On September 17, 2012, Peoples introduced its new brand as part of a company-wide brand revitalization. The brand is Peoples' promise, which is a guarantee of satisfaction and quality. Peoples incurred costs throughout 2013 associated with the brand revitalization, including marketing due to advertisements, and depreciation expense for new assets related to the $5 million branch renovation project.

◦
Since the second quarter of 2011, Peoples has experienced generally improving trends in several asset quality metrics, after a three-year trend of higher credit losses and nonperforming assets than Peoples' long-term historical levels. Additionally, the amount of criticized loans has decreased due in part to Peoples upgrading the loan quality ratings of various commercial loans. These conditions have resulted in recoveries of loan losses of $4.4 million in 2013 and $4.7 million in 2012.

◦
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from a Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve

Board continues to indicate there is the potential for these short-term rates to remain unchanged until certain inflation and unemployment rates are achieved.

◦
Since late 2008, the Federal Reserve Board has taken various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions have included the buying and selling of mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and late 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid 2013.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Income Recognition
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities could impact interest income due to the corresponding acceleration of premium amortization or discount accretion. Management's analysis at December 31, 2013 showed changes in the rate of prepayments could cause an approximately 10 basis point change in Peoples' net interest margin from quarter-to-quarter.
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
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting recovery of or provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the adequacy of the allowance. The recovery or provision could increase or decrease each quarter based upon the results of management's formal analysis.
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
The evaluation of individual impaired loans requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful. These reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. Allowances for homogeneous loans are evaluated based upon historical loss experience, adjusted for qualitative risk factors, such as trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.
There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2013 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 33% of total assets at December 31, 2013, of which approximately 89% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income or loss. As a result, both the investment and equity sections of Peoples' Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, Peoples is required to evaluate all investment securities with an unrealized loss on a quarterly basis to identify potential other-than-temporary impairment (“OTTI”) losses. This analysis requires management to consider various factors that involve judgment and estimation, including the duration and magnitude of the decline in value, the financial condition of the issuer or pool of issuers, and the structure of the security.
Under current US GAAP, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the debt security before recovery of its amortized cost basis; or (3) Peoples does not expect to recover the entire amortized cost basis of the debt security. In situations where Peoples intends to sell, or when it is more likely than not that Peoples will be required to sell the debt security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated other comprehensive income or loss, net of deferred taxes. Prior to the second quarter of 2009, if Peoples determined a loss to be “other-than-temporary”, then an impairment loss was recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.
Peoples has not recognized an impairment loss in 2013, 2012 or 2011. Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2013, and concluded no individual securities were other-than-temporarily impaired.
Goodwill and Other Intangible Assets
During 2013 and in prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
Peoples performs its required annual impairment test as of June 30 each year.  The goodwill impairment test consists of a two step process that includes (1) determining if potential goodwill impairment exists and (2) measuring the impairment loss, if any. At June 30, 2013, management's analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value. The analysis also included an assessment of events and circumstances considering several key factors such as economic and local market conditions, overall financial performance, changes in management or key personnel, and share price.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. At December 31, 2013, Peoples' market capitalization was more than its book value, which management considered to be evidence that goodwill was not impaired.
Peoples records servicing rights (“SRs”) in connection with its mortgage banking and small business lending activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. SRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2013, management concluded no portion of the recorded SRs was impaired since the fair value equaled or exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and realization of income tax credits received from Peoples' investments in low-income housing projects and funds. Given the nature of Peoples' deferred tax assets, management determined no valuation allowances were needed at either December 31, 2013 or 2012.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2013 and 2012.

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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2013, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2013, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the valuation methodology and quality controls utilized by the pricing services in their overall assessment of the reasonableness of the fair values provided. Management reviews the fair values provided by these third parties on a monthly basis and challenges prices when it believes a discrepancy in pricing exists. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management challenges third-party valuations for any security where it believes a material difference in pricing exists. Based on Peoples' past experience, these challenges more-often-than-not result in the third party adjusting its valuation of the security.
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
Servicing Rights
SRs are carried at the lower of amortized cost or market value, and, therefore, can be subject to fair value measurements on a nonrecurring basis. SRs do not trade in an active market with readily observable prices. Thus, management determines fair value based upon a valuation model that calculates the present value of estimated future net servicing income provided by an independent third-party consultant. This valuation model is affected by various input factors, such as servicing costs, expected prepayment speeds and discount rates, which are subject to change between reporting periods. As a result, significant changes to these factors could result in a material change to the calculated fair value of SRs.
EXECUTIVE SUMMARY
Net income available to common shareholders for the year ended December 31, 2013 was $17.6 million, compared to $20.4 million in 2012 and $11.2 million in 2011, representing earnings per diluted common share of $1.63, $1.92 and $1.07, respectively. The lower earnings in 2013 were due to additional operating costs associated with various strategic investments to grow revenue over the past year, plus a lower recovery of loan losses. Peoples generated positive operating leverage during 2012 as growth in total revenue was larger than the growth in total non-interest expenses.
In 2013, Peoples had a recovery of loan losses of $4.4 million as several asset quality metrics maintained favorable trends. The favorable trends included net recoveries of $3.7 million for 2013, compared to net charge-offs of $1.2 million in 2012. Peoples recorded a recovery of loan losses of $4.7 million for 2012 and provision for loan losses of $8.0 million for 2011. These recoveries or provisions represented amounts needed to maintain the adequacy of the allowance for loan losses.
Net interest income was relatively stable in 2013 compared to 2012, due to the reduction in interest income being offset by the reduction of interest expense. For the past several years, the prolonged low interest rate environment has continued to put downward pressure on asset yields, which contributed to the 14 basis point compression in net interest margin during 2013. However, the impact on net interest income has been offset by higher loan balances and lower funding costs. Net interest income and margin were relatively stable in 2012 compared to 2011, due to the reduction in interest income being offset by the reduction of interest expense. The slight net interest margin compression was a result of long-term interest rates remaining at historically low levels.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, was up 6% in 2013 compared to 2012, as insurance and trust and investment income both experienced double-digit percentage increases. Acquisitions completed in late 2012 and early 2013 have benefited both business lines; however, this growth was partially offset by lower mortgage banking income due to the slowdown of refinancing activity, and the retention of residential real estate loans in the portfolio. Total non-interest income was up 6% in 2012 compared to 2011, as strong revenue generation occurred in several major sources. The most notable growth occurred in mortgage banking income, which increased $1.2 million, or 71%, over the prior year due to higher refinancing activity.
Total other expense increased 8%, or $4.8 million, for the year ended December 31, 2013, due primarily to strategic investments to grow revenue. This increase was driven by salaries and employee benefits, as a result of an increase in the number of employees largely due to acquisitions. Acquisition-related expenses during 2013 were $1.4 million compared to $569,000 in 2012. In 2012, other expense increased 3%, primarily due to additional sales and incentive compensation of $1.8 million, which was a result of the improved financial performance of Peoples.
At December 31, 2013, total assets were up 7% to $2.06 billion versus $1.92 billion at year-end 2012, with the increase due mostly to higher net loan balances. Portfolio loan balances grew $211.1 million during 2013, which was due to the loans acquired in the Ohio Commerce acquisition and 12% organic growth. The allowance for loan losses decreased $0.7 million to $17.1 million, or 1.43% of loans, net of deferred fees and costs, compared to $17.8 million and 1.81% at December 31, 2012. Total investment securities compressed to $680.5 million at December 31, 2013, compared to $709.1 million at the prior year-end.
Total liabilities were $1.84 billion at December 31, 2013, up $141.2 million since December 31, 2012. More than half of this increase was attributable to growth in non-interest-bearing deposits, which increased $92.8 million from year-end 2012. The acquisition of Ohio Commerce during 2013 provided an additional $30.9 million of non-interest-bearing deposits and

$80.0 million of interest-bearing deposits. Non-interest-bearing deposits comprised 26.8% of total retail deposits at December 31, 2013, versus 22.1% at year-end 2012. At December 31, 2013, total borrowed funds were $235.4 million, up $58.8 million compared to the prior year-end, as Peoples began utilizing short-term borrowings to fund loan growth.
At December 31, 2013, total stockholders' equity was $221.6 million, which was relatively flat compared to December 31, 2012. Earnings exceeded dividends declared by $11.7 million, which was offset by a decrease in accumulated other comprehensive loss of $13.9 million; however, regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio decreased to 12.42% at December 31, 2013, versus 14.06% at December 31, 2012, while the Total Capital ratio was 13.78% versus 15.43% at December 31, 2012. The lower capital ratios were largely the result of acquisitions completed by Peoples in 2013. In addition, Peoples' tangible common equity to tangible assets ratio was 7.26% and tangible book value per share was $13.57 at December 31, 2013, versus 8.28% and $14.52 at December 31, 2012, respectively. A significant contributing factor to the lower tangible equity ratio was the change in market value of Peoples' available-for-sale investment securities during 2013.
RESULTS OF OPERATIONS
Interest Income and Expense
Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
Peoples monitors net interest income performance and manages its balance sheet composition through regular ALCO meetings. The asset-liability management process employed by the ALCO is intended to mitigate the impact of future interest rate changes on Peoples' net interest income and earnings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments management is able to make.

The following table details Peoples’ average balance sheets for the years ended December 31:

	2013			2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$16,154	$94	0.59%	$9,705	$20	0.21%	$11,522	$24	0.21%
Other long-term investments	743	2	0.27%	—	—	—%	—	—	—%
Investment Securities (1):
Taxable	646,884	17,026	2.63%	645,249	19,961	3.09%	631,112	24,332	3.86%
Nontaxable (2)	50,487	2,461	4.87%	40,190	2,206	5.49%	38,653	2,385	6.17%
Total investment securities	697,371	19,487	2.79%	685,439	22,167	3.23%	669,765	26,717	3.99%
Loans (3):
Commercial	636,156	29,225	4.59%	618,846	29,672	4.79%	616,970	30,375	4.92%
Real estate (4)	289,022	13,320	4.61%	252,647	12,982	5.14%	246,878	13,111	5.31%
Consumer	121,193	6,143	5.18%	95,673	5,716	5.97%	87,103	6,039	6.93%
Total loans	1,046,371	48,688	4.66%	967,166	48,370	5.00%	950,951	49,525	5.21%
Less: Allowance for loan losses	(17,935)			(21,473)			(27,259)
Net loans	1,028,436	48,688	4.73%	945,693	48,370	5.11%	923,692	49,525	5.36%
Total earning assets	1,742,704	68,271	3.92%	1,640,837	70,557	4.30%	1,604,979	76,266	4.75%
Intangible assets	72,420			65,881			64,621
Other assets	117,243			134,571			141,479
Total assets	$1,932,367			$1,841,289			$1,811,079
Deposits:
Savings accounts	$200,190	$107	0.05%	$162,055	$90	0.06%	$132,365	$166	0.13%
Government deposit accounts	146,955	642	0.44%	151,877	937	0.62%	147,688	1,528	1.04%
Interest-bearing demand accounts	125,984	101	0.08%	113,022	117	0.10%	101,094	164	0.16%
Money market accounts	259,226	379	0.15%	255,345	423	0.17%	262,374	760	0.29%
Brokered deposits	51,287	1,871	3.65%	56,451	1,996	3.54%	70,417	2,308	3.28%
Retail certificates of deposit	358,918	3,952	1.10%	404,872	5,496	1.36%	419,226	9,004	2.15%
Total interest-bearing deposits	1,142,560	7,052	0.62%	1,143,622	9,059	0.79%	1,133,164	13,930	1.23%
Borrowed Funds:
Short-term FHLB advances	44,127	55	0.16%	13,240	17	0.12%	5,525	5	0.08%
Retail repurchase agreements	37,167	59	0.12%	37,401	57	0.15%	41,589	98	0.23%
Total short-term borrowings	81,294	114	0.14%	50,641	74	0.14%	47,114	103	0.22%
Long-term FHLB advances	64,004	2,167	3.39%	68,041	2,305	3.39%	84,193	2,895	3.44%
Wholesale repurchase agreements	40,000	1,471	3.68%	44,208	1,610	3.58%	65,000	2,247	3.41%
Other borrowings	22,096	882	3.94%	22,729	1,947	8.62%	22,583	1,979	8.64%
Total long-term borrowings	126,100	4,520	3.57%	134,978	5,862	4.27%	171,776	7,121	4.11%
Total borrowed funds	207,394	4,634	2.23%	185,619	5,936	3.17%	218,890	7,224	3.27%
Total interest-bearing liabilities	1,349,954	11,686	0.86%	1,329,241	14,995	1.13%	1,352,054	21,154	1.56%
Non-interest-bearing deposits	335,637			273,893			228,093
Other liabilities	24,865			24,037			11,435
Total liabilities	1,710,456			1,627,171			1,591,582
Preferred equity	—			—			19,492
Common equity	221,911			214,118			200,005
Total stockholders’ equity	221,911			214,118			219,497
Total liabilities and stockholders’ equity	$1,932,367			$1,841,289			$1,811,079
Interest rate spread		$56,585	3.06%		$55,562	3.17%		$55,112	3.19%
Net interest margin			3.25%			3.39%			3.43%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in fully tax-equivalent (“FTE”) net interest income:

(Dollars in thousands)	Changes from 2012 to 2013			Changes from 2011 to 2012
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$54	$20	$74	$—	$(4)	$(4)
Other long-term investments	—	2	2	—	—	—
Investment Securities: (2)
Taxable	(2,985)	50	(2,935)	(4,905)	534	(4,371)
Nontaxable	(266)	521	255	(271)	92	(179)
Total investment income	(3,251)	571	(2,680)	(5,176)	626	(4,550)
Loans:
Commercial	(1,250)	803	(447)	(795)	92	(703)
Real estate	(1,421)	1,759	338	(431)	302	(129)
Consumer	(867)	1,294	427	(883)	560	(323)
Total loan income	(3,538)	3,856	318	(2,109)	954	(1,155)
Total interest income	(6,735)	4,449	(2,286)	(7,285)	1,576	(5,709)
INTEREST EXPENSE:
Deposits:
Savings accounts	(4)	21	17	(107)	31	(76)
Government deposit accounts	(266)	(29)	(295)	(633)	42	(591)
Interest-bearing demand accounts	(28)	12	(16)	(65)	18	(47)
Money market accounts	(50)	6	(44)	(317)	(20)	(337)
Brokered certificates of deposit	62	(187)	(125)	172	(484)	(312)
Retail certificates of deposit	(964)	(580)	(1,544)	(3,209)	(299)	(3,508)
Total deposit cost	(1,250)	(757)	(2,007)	(4,159)	(712)	(4,871)
Borrowed funds:
Short-term borrowings	3	37	40	(28)	(1)	(29)
Long-term borrowings	(978)	(364)	(1,342)	19	(1,278)	(1,259)
Total borrowed funds cost	(975)	(327)	(1,302)	(9)	(1,279)	(1,288)
Total interest expense	(2,225)	(1,084)	(3,309)	(4,168)	(1,991)	(6,159)
Net interest income	$(4,510)	$5,533	$1,023	$(3,117)	$3,567	$450

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.

The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Net interest income, as reported	$55,385	$54,475	$53,979
Taxable equivalent adjustments	1,200	1,087	1,133
Fully tax-equivalent net interest income	$56,585	$55,562	$55,112
The yield curve remained relatively flat and interest rates remained low during 2013, which placed greater downward pressure on Peoples' net interest income and margin. In 2013, Peoples recognized $270,000 of normal accretion income from the Ohio Commerce acquisition, and $976,000 of additional interest income from prepayment fees and interest recovered on nonaccrual loans, which when combined added approximately 6 basis points to net interest margin. In comparison, additional interest income from prepayment fees and interest recovered on nonaccrual loans was $467,000 in 2012 and $348,000 in 2011, adding approximately 3 basis points and 2 basis points, respectively, to net interest margin.
The yield on investment securities declined further in 2013, as the impact of lower reinvestment rates was magnified by higher levels of principal prepayments within mortgage-backed securities. This intensified during the first half of 2013, as long-term interest rates pushed to historic lows but tapered as rates increased later in 2013 and prepayments slowed. During 2013, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $8.0 million, compared to a monthly average of approximately $11.9 million in 2012. The cash flow received from the investment portfolio in 2013 had an average yield of 2.77% and was reinvested in securities with a yield in the range of 2.0% to 2.5%. Similar conditions within Peoples' loan portfolio resulted in total asset yields declining by 45 basis points during the year.
Peoples' 2012 funding costs benefited from the extinguishment of $35.0 million of higher-cost wholesale borrowings in the first quarter of 2012 and the maturity of special higher-cost retail CDs. Most of the CDs were part of a special product offering in 2008 and had an average cost of 3.87%. The majority of these high-cost CDs, nearly $60 million, matured during the final two quarters of 2011, with $22.0 million at an average rate of 4.22% maturing during the first quarter of 2012. As a result of the Trust Preferred Redemption, Peoples realized an annual interest expense savings of $1.1 million in 2013. Peoples remains diligent in minimizing the impact of margin compression on net interest income, with earning asset growth to be the key driver.
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
(Recovery of) Provision for Loan Losses
The following table details Peoples’ recovery of, or provision for, loan losses recognized for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Provision for checking account overdrafts	$356	$294	$418
(Recovery of) provision for other loan losses	(4,766)	(5,010)	7,580
Net (recovery of) provision for loan losses	$(4,410)	$(4,716)	$7,998
As a percent of average total loans	(0.42)%	(0.49)%	0.84%
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

Net Other Losses
The following table details the other gains and losses for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2013	2012	2011
Net loss on OREO	$—	$—	$(1,395)
Gain on loans held-for-sale	86	66	469
Loss on debt extinguishment	—	(4,144)	—
Net (loss) gain on bank premises and equipment	(241)	(261)	10
Bargain purchase gains	—	13	—
Net other losses	$(155)	$(4,326)	$(916)
Net losses on bank premises and equipment during 2013 included $248,000 of losses due largely to asset write-offs of associated with the Ohio Commerce acquisition and the sales and relocation of banking offices during the year. The loss on debt extinguishment for 2012 included $3.1 million for the prepayment of $35 million of wholesale borrowings during the first quarter and $1.0 million for the Trust Preferred Redemption. Nearly all of the net OREO losses in 2011 were the result of write-downs on a commercial property held as OREO since late 2009 and sold in early 2012.
Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from five primary sources: insurance sales revenues, deposit account service charges, trust and investment activities, electronic banking (“e-banking”), and mortgage banking. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 40.2% of Peoples' total revenues in 2013, compared to 39.1% in 2012 and 37.9% in 2011.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Property and casualty insurance commissions	$9,873	$7,974	$7,419
Performance-based commissions	804	1,026	944
Life and health insurance commissions	1,227	526	624
Credit life and A&H insurance commissions	90	122	158
Other fees and charges	207	196	120
Total insurance income	$12,201	$9,844	$9,265
During 2013, growth in property and casualty insurance commissions, and life and health insurance commissions, was primarily driven by the successful integration of acquisitions, a higher rate of referrals between lines of business and higher premiums throughout the industry. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Overdraft and non-sufficient funds fees	$7,233	$7,481	$8,153
Account maintenance fees	1,283	1,246	1,315
Other fees and charges	248	238	297
Total deposit account service charges	$8,764	$8,965	$9,765
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.  As a result, Peoples increased overdraft and non-sufficient fund fees during 2013. Although the fees per transaction were increased during 2013, consumer behavior was the key factor in the lower overdraft and non-sufficient funds fees.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Fiduciary	$5,103	$4,557	$4,293
Brokerage	2,019	1,572	1,255
Total trust and investment income	$7,122	$6,129	$5,548
The following table details Peoples’ managed assets at year-end December 31:

(Dollars in thousands)	2013	2012	2011
Trust assets under management	$1,000,171	$888,134	$821,659
Brokerage assets under management	474,384	404,320	262,196
Total managed assets	$1,474,555	$1,292,454	$1,083,855
Annual average	$1,395,137	$1,182,494	$1,092,781
Over the last several years, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. In addition, Peoples added new business related to the retirement plans for which it manages assets and provides services. The U.S. financial markets continued to experience a general increase during 2013, which also contributed to the increase in managed assets. During 2012, Peoples added approximately $100 million in brokerage assets due to acquisitions completed.
Peoples e-banking services include ATM and debit cards, direct deposit services and internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2013, electronic banking income grew $236,000, or 4% compared to 2012, due to a continued increase in the volume of debit card transactions. In 2013, Peoples' customers used their debit cards to complete $416 million of transactions, versus $391 million in 2012 and $372 million in 2011.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. During 2013, refinancing activity slowed and Peoples retained a larger percentage of mortgage loans originated because of customers' preferences for shorter-term loans, which reduced mortgage banking income. Higher production volumes driven mostly by refinancing activity due to historically low mortgage rates resulted in higher revenue in 2012. In 2013, Peoples sold approximately $73.2 million of loans to the secondary market compared to $129.4 million in 2012 and $72.7 million in 2011.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Base salaries and wages	$24,028	$21,076	$21,320
Sales-based and incentive compensation	7,110	6,484	4,646
Employee benefits	3,622	4,277	5,927
Stock-based compensation	1,362	942	310
Deferred personnel costs	(2,292)	(1,884)	(1,370)
Payroll taxes and other employment costs	2,642	2,531	2,793
Total salaries and employee benefit costs	$36,472	$33,426	$33,626
Full-time equivalent employees:
Actual at end of period	546	494	513
Average during the period	531	499	535

Compared to prior years, base salaries and wages in 2013 increased as a result of completed acquisitions and the addition of new sales talent in several markets, which impacted the number of full-time equivalent employees. Previous expense reduction efforts maintained lower costs in 2011 and 2012. Peoples' sales-based and incentive compensation is tied to corporate incentive plans and commission from sales production. This area has grown over recent years in conjunction with the increased commission-based revenue and improved financial performance.
Peoples' employee benefit costs decreased largely due to pension settlement charges of $270,000 incurred in 2013, $835,000 in 2012 and $815,000 in 2011. Effective March 1, 2011, Peoples froze the accrual of pension benefits, and future settlement charges will be largely based on timing of retirements of individuals and their election of lump-sum distributions. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates continued pension settlement charges in future years as individuals retire and elect lump-sum distributions from the plan. Peoples' employee benefit costs also continued to benefit from lower employee medical benefit plan expenses in 2013, which are tied to claims activity.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years; although for time-based awards, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  For all awards, expense is only recognized for the portion of awards that is expected to vest. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During 2013, Peoples granted restricted shares to non-employee directors, officers and key employees with performance-based vesting periods and time-based vesting periods. Stock-based compensation expense in 2013 included $891,000 of expense related to these awards and the remaining expense recognized was for grants awarded in previous years. As it is probable that all outstanding performance-based vesting conditions will be satisfied, Peoples recorded the pro-rata expense for all outstanding performance-based awards in 2013, as required by US GAAP. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 17 of the Notes to the Consolidated Financial Statements.
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
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2013	2012	2011
Depreciation	$2,581	$2,212	$1,967
Repairs and maintenance costs	1,739	1,467	1,614
Net rent expense	925	866	891
Property taxes, utilities and other costs	1,595	1,549	1,413
Total net occupancy and equipment expense	$6,840	$6,094	$5,885
In 2013, Peoples experienced increased depreciation expense in connection with several strategic initiatives, including the renovation of its branch network, the rebranding project completed in late 2012 and recent branch openings. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples. Peoples incurred professional fees as a result of acquisition-related activities of $448,000 and $300,000 in 2013 and 2012, respectively.
Peoples' e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2012 and 2013 as a result of customers completing a higher volume of transactions using their debit cards and Peoples' internet banking service.  These factors also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples' e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.

Marketing expense, which includes advertising, donation and other public relations costs, decreased in 2013 due to the higher expenses in 2012 recognized in connection with the rebranding efforts. Contributions totaling $200,000 were made to Peoples Bancorp Foundation Inc. in 2013, compared to $400,000 in 2012. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Prior to 2012, Peoples limited such contributions as part of its efforts to control operating costs. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where Peoples Bank has a physical presence.  Franchise taxes increased during 2013 due to an increase in equity from the overall improvement in earnings. Peoples regularly evaluates the capital position of its direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples' consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.
Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with servicing and collecting outstanding loans. In 2013 and 2012, foreclosed real estate and other loan expenses continued to decrease in connection with a reduction in the amount of foreclosed properties compared to prior years.
Peoples' FDIC insurance costs stabilized during 2013 and 2012, after new regulations required by the Dodd-Frank Act became effective during 2011, reducing Peoples' FDIC insurance costs beginning with the amount recorded during the second quarter of 2011.  Additional information regarding Peoples' FDIC insurance assessments may be found in Item 1 of this Form 10-K in the section captioned "Supervision and Regulations".
Peoples' intangible asset amortization expense increased during 2013 due to recent acquisition activity. Management expects this amount to increase in 2014 as it will recognize a full year of amortization for acquisitions completed during 2013.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 71.90% for 2013, compared to 69.55% for 2012 and 68.98% for 2011. The increase in 2013 was largely a result of one-time costs for acquisitions plus higher salaries and employee benefit costs. The increase in 2012 was due mostly to rebranding and acquisition-related costs.
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
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and therefore, excludes the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

(Dollars in thousands)	2013	2012	2011	2010	2009

Pre-Provision Net Revenue:
Income before income taxes	$29,084	$29,910	$17,151	$5,753	$3,126
Add: provision for loan losses	—	—	7,998	26,916	25,721
Add: net loss on debt extinguishment	—	4,144	—	3,630	—
Add: net loss on loans held-for-sale and OREO	—	—	926	3,173	118
Add: net loss on securities transactions	—	—	—	1,786	7,707
Add: net loss on other assets	241	248	—	88	—
Less: recovery of loan losses	4,410	4,716	—	—	—
Less: net gain on loans held-for-sale and OREO	86	66	—	—	—
Less: net gain on securities transactions	489	3,548	473	6,852	1,446
Less: net gain on other assets	—	—	10	—	15
Pre-provision net revenue	$24,340	$25,972	$25,592	$34,494	$35,211

Pre-provision net revenue	$24,340	$25,972	$25,592	$34,494	$35,211
Total average assets	1,932,367	1,841,289	1,811,079	1,961,727	2,024,311

Pre-provision net revenue to total average assets	1.26%	1.41%	1.41%	1.76%	1.74%
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  Beginning in 2010, Peoples has maintained excess cash reserves at the Federal Reserve Bank of Cleveland, which are included in "interest-bearing deposits in other banks" on the Consolidated Balance Sheets, rather than Federal Funds sold, due to more favorable interest rates. At December 31, 2013, excess cash reserves at the Federal Reserve Bank were $14.2 million, compared to $11.6 million at December 31, 2012. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2013, Peoples' total cash and cash equivalents decreased $8.7 million, as cash provided by Peoples' operating and financing activities of $40.5 million and $30.8 million, respectively, were more than offset by the $80.0 million of cash used by investing activities. Investing activities used $109.6 million to fund loan growth, while the BOLI Surrender provided cash of $43.1 million. Within Peoples' financing activities, the increase in short-term borrowings of $65.8 million was the result of loan growth, and decreases in deposit balances of $22.4 million, excluding the impact of acquired deposits.
In comparison, Peoples' total cash and cash equivalents increased $23.6 million in 2012, as cash provided by Peoples' operating and financing activities of $41.3 million and $51.9 million, respectively, exceeded the $69.6 million of cash used by investing activities. Cash was used by investing activities to fund the $16.9 million of net loan growth, while purchases of investment securities exceeded proceeds from sales and principal payments of investment securities by $46.5 million. Within Peoples' financing activities, deposit growth generated $101.8 million of cash which was used primarily to reduce borrowed funds by $44.1 million and to repurchase the common stock warrant held by the U.S Treasury.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$20	$26	$32	$39	$82
U.S. government sponsored agencies	319	516	13,037	12,262	4,473
States and political subdivisions	50,962	45,668	35,745	47,379	62,953
Residential mortgage-backed securities	510,097	514,096	527,003	507,534	558,825
Commercial mortgage-backed securities	32,304	64,416	37,289	30,700	24,188
Bank-issued trust preferred securities	7,829	10,357	12,211	12,984	13,826
Equity securities	4,577	4,106	3,254	3,088	2,593
U.S. government-backed student loan pools	—	—	—	—	59,442
Collateralized debt obligations	—	—	—	—	165
Total fair value	$606,108	$639,185	$628,571	$613,986	$726,547
Total amortized cost	$621,126	$628,584	$617,128	$617,122	$706,444
Net unrealized (loss) gain	$(15,018)	$10,601	$11,443	$(3,136)	$20,103

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,850	$3,860	$3,525	$—	$—
Residential mortgage-backed securities	37,536	33,494	12,776	—	—
Commercial mortgage-backed securities	7,836	7,921	—	—	—
Total amortized cost	$49,222	$45,275	$16,301	$—	$—

Total investment portfolio:
Amortized cost	$670,348	$673,859	$633,429	$617,122	$706,444
Carrying value	$655,330	$684,460	$644,872	$613,986	$726,547
During 2013, the fair value of Peoples' available-for-sale investment portfolio declined due to market conditions, primarily higher long-term interest rates. In 2013, and throughout 2012, Peoples continued to designate additional securities as "held-to-maturity" at the time of their purchase, as management has made the determination Peoples would hold these securities until maturity and concluded Peoples has the ability to do so.
Peoples has taken actions within the investment portfolio to in an effort to reduce interest rate exposure, resulting in sales during 2013 of several residential mortgage-backed securities and commercial mortgage-backed securities.
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

(Dollars in thousands)	2013	2012	2011	2010	2009
Residential	$23,446	$37,267	$58,660	$113,559	$153,621
Commercial	—	—	1,288	26,090	24,188
Total fair value	$23,446	$37,267	$59,948	$139,649	$177,809
Total amortized cost	$22,926	$36,395	$59,148	$136,997	$177,370
Net unrealized gain	$520	$872	$800	$2,652	$439

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the decline experienced since 2010. At December 31, 2013, Peoples' non-agency mortgage-backed portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Gross portfolio loans:
Commercial real estate, construction	$47,539	$34,265	$30,577	$27,595	$41,906
Commercial real estate, other	450,170	378,073	410,352	425,528	466,148
Commercial real estate	497,709	412,338	440,929	453,123	508,054
Commercial and industrial	232,754	180,131	140,857	153,713	160,678
Residential real estate	268,617	233,841	219,619	219,833	240,949
Home equity lines of credit	60,076	51,053	47,790	48,525	49,593
Consumer	135,018	101,246	87,531	83,323	91,164
Deposit account overdrafts	2,060	6,563	1,780	2,201	1,620
Total portfolio loans	$1,196,234	$985,172	$938,506	$960,718	$1,052,058
Average total loans	1,046,371	967,166	950,951	1,029,903	1,093,057
Average allowance for loan losses	(17,935)	(21,473)	(27,259)	(29,597)	(25,081)
Average loans, net of average allowance	$1,028,436	$945,693	$923,692	$1,000,306	$1,067,976
Percent of loans to total loans:
Commercial real estate, construction	4.0%	3.5%	3.3%	2.9%	4.0%
Commercial real estate, other	37.6%	38.4%	43.7%	44.2%	44.2%
Commercial real estate	41.6%	41.9%	47.0%	47.1%	48.2%
Commercial and industrial	19.5%	18.3%	15.0%	16.0%	15.3%
Residential real estate	22.5%	23.7%	23.4%	22.9%	22.9%
Home equity lines of credit	5.0%	5.2%	5.1%	5.1%	4.7%
Consumer	11.3%	10.3%	9.3%	8.7%	8.7%
Deposit account overdrafts	0.1%	0.6%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$341,183	$330,721	$275,715	$250,691	$227,855

Gross portfolio loans increased $211.1 million, or 21% since December 31, 2012 due to organic growth, as well as the Ohio Commerce acquisition which added $59.0 million of commercial real estate loans, $29.1 million of commercial and industrial loans, $8.2 million of residential real estate loans and $0.2 million of consumer loans. The loans acquired from Ohio Commerce mainly consisted of commercial real estate and, commercial and industrial. The increase in construction loans was due to both advances on loans with current relationships and new relationships. During 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior years which caused the increase in residential real estate loans.
In 2013, Peoples placed greater emphasis on its consumer lending business, which primarily consists of automobile loans obtained directly, or indirectly through automobile dealerships. Peoples added additional sales talent to this business line and establishing better relationships with dealers, resulting in substantially higher loan balances compared to prior years.

The following table details the maturities of Peoples' commercial and construction loans at December 31, 2013:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate, construction:
Fixed	$1,107	$4	$3,647	$4,758
Variable	38,961	3,817	3	42,781
Total	$40,068	$3,821	$3,650	$47,539
Commercial real estate, other:
Fixed	$15,216	$107,482	$45,262	$167,960
Variable	184,672	90,783	6,755	282,210
Total	$199,888	$198,265	$52,017	$450,170
Commercial and industrial:
Fixed	$4,416	$43,296	$28,145	$75,857
Variable	154,818	2,079	—	156,897
Total	$159,234	$45,375	$28,145	$232,754

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner.
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2013:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$3,638	$7,896	$11,534	14.9%
Residential property	1,481	5,055	6,536	8.4%
Apartment complexes	26,830	5,769	32,599	42.1%
Office buildings and complexes:
Owner occupied	430	1,138	1,568	2.0%
Non-owner occupied	3	4,800	4,803	6.2%
Total office buildings and complexes	433	5,938	6,371	8.2%
Mixed commercial use facilities:
Owner occupied	46	1,682	1,728	2.2%
Non-owner occupied	2,883	27	2,910	3.8%
Total mixed commercial use facilities	2,929	1,709	4,638	6.0%
Day care facilities - owner occupied	1,778	715	2,493	3.2%
Restaurant facilities	3,672	—	3,672	4.7%
Other	6,778	2,841	9,619	12.5%
Total commercial real estate, construction	$47,539	$29,923	$77,462	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$58,827	$—	$58,827	12.9%
Apartment complexes	51,544	55	51,599	11.3%
Office buildings and complexes:
Owner occupied	13,334	84	13,418	2.9%
Non-owner occupied	26,248	247	26,495	5.8%
Total office buildings and complexes	39,582	331	39,913	8.7%
Light industrial facilities:
Owner occupied	27,995	603	28,598	6.2%
Non-owner occupied	1,770	—	1,770	0.4%
Total light industrial facilities	29,765	603	30,368	6.6%
Retail facilities:
Owner occupied	13,581	165	13,746	3.1%
Non-owner occupied	27,671	72	27,743	6.1%
Total retail facilities	41,252	237	41,489	9.2%
Assisted living facilities and nursing homes	46,636	258	46,894	10.3%
Mixed commercial use facilities:
Owner occupied	22,201	1,078	23,279	5.1%
Non-owner occupied	18,752	251	19,003	4.2%
Total mixed commercial use facilities	40,953	1,329	42,282	9.3%
Day care facilities - owner occupied	16,268	—	16,268	3.6%
Health care facilities:
Owner occupied	6,236	11	6,247	1.4%
Non-owner occupied	15,580	—	15,580	3.4%
Total health care facilities	21,816	11	21,827	4.8%
Restaurant facilities:
Owner occupied	9,126	—	9,126	2.0%
Non-owner occupied	1,506	—	1,506	0.3%
Total restaurant facilities	10,632	—	10,632	2.3%
Other	92,895	2,870	95,765	21.0%
Total commercial real estate, other	$450,170	$5,694	$455,864	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both December 31, 2013 and December 31, 2012.

Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of probable losses from existing loans based upon its formal quarterly analysis of the loan portfolio described in the “Critical Accounting Policies” section of this discussion. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio. The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial real estate	$13,215	$14,215	$18,947	$21,806	$22,125
Commercial and industrial	2,174	1,733	2,434	2,160	1,586
Total commercial	15,389	15,948	21,381	23,966	23,711
Residential real estate	881	801	1,119	1,400	1,619
Home equity lines of credit	343	479	541	431	528
Consumer	316	438	449	721	1,074
Deposit account overdrafts	136	145	227	248	325
Total allowance for loan losses	$17,065	$17,811	$23,717	$26,766	$27,257
As a percent of loans, net of deferred fees and costs	1.43%	1.81%	2.53%	2.79%	2.59%
The addition of $96.6 million of loans added in the Ohio Commerce acquisition caused a 13 basis point reduction in the allowance for loan losses as a percent of total loans ratio at December 31, 2013 due to more favorable loss rates on the acquired loans compared to the loss rates on the remaining loans in Peoples' portfolio.
During 2013, Peoples extended the historical loss period from two years to three years for its quantitative calculation of the allowance for loan losses. Management believes this change more appropriately reflects inherent losses in the portfolio, and this change in methodology is more fully detailed in Note 4 of the Notes to the Consolidated Financial Statements.
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In 2013, the allowance for loan losses continued to be reduced as a result of sustained improvement in several credit quality metrics. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $30.8 million, or 34%, since year-end 2012, reflecting $25.6 million in principal paydowns. Peoples upgraded $6.6 million in loans during 2013 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate for the tenth consecutive quarter. These factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses, January 1	$17,811	$23,717	$26,766	$27,257	$22,931
Gross charge-offs:
Commercial real estate, construction	—	—	—	68	—
Commercial real estate, other	1,053	5,146	11,249	25,568	18,802
Commercial real estate	1,053	5,146	11,249	25,636	18,802
Commercial and industrial	44	34	1,033	1,281	817
Residential real estate	621	1,091	1,593	1,129	1,544
Home equity lines of credit	162	94	366	131	82
Consumer	1,084	572	939	1,074	1,381
Deposit account overdrafts	527	574	664	929	1,294
Total gross charge-offs	3,491	7,511	15,844	30,180	23,920
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	5,839	4,399	2,469	1,322	1,162
Commercial real estate	5,839	4,399	2,469	1,322	1,162
Commercial and industrial	40	358	729	220	91
Residential real estate	536	773	636	225	257
Home equity lines of credit	26	32	51	34	55
Consumer	552	561	687	671	584
Deposit account overdrafts	162	198	225	301	376
Total recoveries	7,155	6,321	4,797	2,773	2,525
Net (recoveries) charge-offs:
Commercial real estate, construction	—	—	—	68	—
Commercial real estate, other	(4,786)	747	8,780	24,246	17,640
Commercial real estate	(4,786)	747	8,780	24,314	17,640
Commercial and industrial	4	(324)	304	1,061	726
Residential real estate	85	318	957	904	1,287
Home equity lines of credit	136	62	315	97	27
Consumer	532	11	252	403	797
Deposit account overdrafts	365	376	439	628	918
Total net (recoveries) charge-offs	$(3,664)	$1,190	$11,047	$27,407	$21,395
(Recoveries of) provision for loan losses, December 31	(4,410)	(4,716)	7,998	26,916	25,721
Allowance for loan losses, December 31	$17,065	$17,811	$23,717	$26,766	$27,257
Net (recoveries) charge-offs as a percent of average total loans:
Commercial real estate, construction	—%	—%	—%	0.01%	—%
Commercial real estate, other	(0.46)%	0.08%	0.92%	2.35%	1.61%
Commercial real estate	(0.46)%	0.08%	0.92%	2.36%	1.61%
Commercial and industrial	—%	(0.03)%	0.03%	0.10%	0.07%
Residential real estate	0.01%	0.03%	0.10%	0.09%	0.12%
Home equity lines of credit	0.01%	—%	0.03%	0.01%	—%
Consumer	0.05%	—%	0.03%	0.04%	0.07%
Deposit account overdrafts	0.04%	0.04%	0.05%	0.06%	0.09%
Total	(0.35)%	0.12%	1.16%	2.66%	1.96%
In 2013, Peoples experienced significantly lower charge-offs compared to previous years, returning to pre-crisis levels. Peoples continues to focus on sound underwriting and prudent risk management to maintain this lower level of charge-offs. Also in 2013 were recoveries of approximately $2.9 million on three commercial relationships that were previously charged-off in 2010 and 2011.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$—	$164
Commercial and industrial	—	181	—	—	—
Residential real estate	37	—	—	27	238
Home equity lines of credit	873	1,050	708	645	506
Consumer	—	4	—	—	9
Total	910	1,235	708	672	917
Nonaccrual loans:
Commercial real estate, construction	96	—	—	—	—
Commercial real estate	2,801	7,259	20,587	34,392	25,852
Commercial and industrial	708	627	2,262	1,714	2,884
Residential real estate	2,565	2,786	3,440	3,197	4,687
Home equity lines of credit	81	24	349	554	546
Consumer	58	20	—	—	3
Total	6,309	10,716	26,638	39,857	33,972
Troubled debt restructurings:
Commercial real estate	916	2,572	2,959	—	—
Residential real estate	650	350	425	593	—
Home equity lines of credit	6	—	—	—	—
Total	1,572	2,922	3,384	593	—
Total nonperforming loans (NPLs)	8,791	14,873	30,730	41,122	34,889
Other real estate owned (OREO)
Commercial	465	815	2,194	4,280	6,087
Residential	428	21	—	215	226
Total	893	836	2,194	4,495	6,313
Total nonperforming assets (NPAs)	$9,684	$15,709	$32,924	$45,617	$41,202
NPLs as a percent of total loans	0.73%	1.50%	3.26%	4.26%	3.31%
NPAs as a percent of total assets	0.47%	0.82%	1.84%	2.48%	2.06%
NPAs as a percent of total loans and OREO	0.81%	1.58%	3.49%	4.70%	3.89%
Allowance for loan losses as a percent of NPLs	194.13%	119.75%	77.18%	65.09%	78.12%
During the third quarter of 2013, and as further detailed in Note 4 of the Notes to the Consolidated Financial Statements, Peoples identified certain home equity lines of credit that had matured and the borrowers were not sent notices that the principal was due. These loans have been reported as past due since the principal was contractually due during a previous period. The decrease in total nonperforming assets during 2013 was primarily due to paydowns and payoffs on loans. The reduction contributed to the decrease in total criticized loans.
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
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $0.2 million for 2013, $0.5 million for 2012 and $1.0 million for 2011. No portion of the amounts was recorded during 2013, 2012 or 2011, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2013, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Interest-bearing deposits:
Retail certificates of deposit	$363,226	$392,313	$411,247	$430,886	$480,512
Money market deposit accounts	275,801	288,404	264,873	284,382	260,842
Governmental deposit accounts	132,379	130,630	126,453	127,719	114,489
Savings accounts	215,802	183,499	138,383	119,572	147,745
Interest-bearing demand accounts	134,618	124,787	106,233	96,507	91,878
Total retail interest-bearing deposits	1,121,826	1,119,633	1,047,189	1,059,066	1,095,466
Brokered certificates of deposits	49,041	55,599	64,054	87,465	102,420
Total interest-bearing deposits	1,170,867	1,175,232	1,111,243	1,146,531	1,197,886
Non-interest-bearing deposits	409,891	317,071	239,837	215,069	198,000
Total deposits	$1,580,758	$1,492,303	$1,351,080	$1,361,600	$1,395,886
The Ohio Commerce acquisition added approximately $80.0 million of interest-bearing deposits, mainly money market accounts of $37.8 million and certificates of deposits (“CDs”) of $31.7 million, and $30.9 million of non-interest-bearing deposits.
In 2013, Peoples continued to maintain its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. These actions led to the fluctuations in deposit balances in 2013.
Non-interest-bearing deposits continued to grow in 2013, due largely to higher commercial deposit balances. The increased balances reflected Peoples' increased focus on obtaining the deposit relationships of its commercial clients. Since year-end 2012, non-interest-bearing commercial deposit balances have increased $53.6 million.
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
The maturities of CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2013	2012	2011	2010	2009
3 months or less	$44,476	$55,579	$71,193	$36,719	$60,882
Over 3 to 6 months	16,435	18,592	9,554	18,767	25,637
Over 6 to 12 months	24,118	26,749	16,362	54,833	35,412
Over 12 months	90,801	83,638	97,600	91,682	93,002
Total	$175,830	$184,558	$194,709	$202,001	$214,933

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Short-term borrowings:
FHLB advances	$71,000	$15,000	$8,500	$—	$25,000
Retail repurchase agreements	42,590	32,769	43,143	51,509	51,921
Total short-term borrowings	113,590	47,769	51,643	51,509	76,921
Long-term borrowings:
FHLB advances	62,679	64,904	77,312	92,703	101,113
Callable national market repurchase agreements	40,000	40,000	65,000	65,000	145,000
Term note payable (parent company)	19,147	23,919	—	—	—
Total long-term borrowings	121,826	128,823	142,312	157,703	246,113
Subordinated debentures held by subsidiary trust	—	—	22,600	22,565	22,530
Total borrowed funds	$235,416	$176,592	$216,555	$231,777	$345,564
During 2013, Peoples increased its usage of short-term FHLB advances, which consist mainly of overnight borrowings in connection with the management of the daily liquidity position, because of the relatively low cost.
The reduction in the long-term borrowings during 2012 was due to Peoples prepaying a $10 million FHLB advance and $25 million of national market repurchase agreements during the first quarter of 2012. Peoples also completed the Trust Preferred Redemption, and entered into a loan agreement and is subject to certain covenants. At December 31, 2013, Peoples was in compliance with the applicable material covenants imposed by the loan agreement.
Additional information regarding Peoples' borrowed funds can be found in Notes 9 and 10 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2013, Peoples' total stockholders' equity continued to benefit from earnings exceeding dividends declared, which was offset by the decline in the market value of available-for-sale investment securities. Regulatory capital ratios continued to fluctuate due to recent acquisitions.
At December 31, 2013, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Capital Amounts:
Tier 1 common	$166,217	$160,604	$142,521	$133,197	$131,747
Tier 1	166,217	160,604	165,121	194,407	192,822
Total (Tier 1 and Tier 2)	184,457	176,224	180,053	209,738	209,144
Net risk-weighted assets	$1,338,811	$1,141,938	$1,111,443	$1,149,587	$1,244,707
Capital Ratios:
Tier 1 common	12.42%	14.06%	12.82%	11.59%	10.58%
Tier 1	12.42%	14.06%	14.86%	16.91%	15.49%
Total (Tier 1 and Tier 2)	13.78%	15.43%	16.20%	18.24%	16.80%
Tier 1 leverage	8.52%	8.83%	9.45%	10.63%	10.06%

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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Tangible Equity:
Total stockholders' equity, as reported	$221,553	$221,728	$206,657	$230,681	$243,968
Less: goodwill and other intangible assets	77,603	68,525	64,475	64,870	65,599
Tangible equity	$143,950	$153,203	$142,182	$165,811	$178,369

Tangible Common Equity:
Tangible equity	$143,950	$153,203	$142,182	$165,811	$178,369
Less: preferred stockholders' equity	—	—	—	38,645	38,543
Tangible common equity	$143,950	$153,203	$142,182	$127,166	$139,826

Tangible Assets:
Total assets, as reported	$2,059,108	$1,918,050	$1,794,161	$1,837,985	$2,001,827
Less: goodwill and other intangible assets	77,603	68,525	64,475	64,870	65,599
Tangible assets	$1,981,505	$1,849,525	$1,729,686	$1,773,115	$1,936,228

Tangible Book Value per Share:
Tangible common equity	$143,950	$153,203	$142,182	$127,166	$139,826
Common shares outstanding	10,605,782	10,547,960	10,507,124	10,457,327	10,374,637

Tangible book value per share	$13.57	$14.52	$13.53	$12.16	$13.48

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$143,950	$153,203	$142,182	$165,811	$178,369
Tangible assets	$1,981,505	$1,849,525	$1,729,686	$1,773,115	$1,936,228

Tangible equity to tangible assets	7.26%	8.28%	8.22%	9.35%	9.21%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$143,950	$153,203	$142,182	$127,166	$139,826
Tangible assets	$1,981,505	$1,849,525	$1,729,686	$1,773,115	$1,936,228

Tangible common equity to tangible assets	7.26%	8.28%	8.22%	7.17%	7.22%
During 2013, Peoples' tangible common equity to tangible assets ratio declined due to the impact of assets acquired in the Ohio Commerce acquisition, as well as reductions in the fair value of the available-for-sale investment securities.

Future Outlook
Peoples achieved success in several major areas in 2013 due largely to the significant investments made in the sales process, and branch renovations over the past two years. Key accomplishments included stronger than expected loan growth, improved revenue generation across the company, restoration of asset quality, and continued success with acquisitions. These successes occurred despite the challenges to profitability and growth that continue to exist within the banking industry.
For 2014, Peoples’ key strategic priorities will include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and take advantage of market expansion opportunities. By doing so, Peoples expects to generate results in the top quartile of performance relative to Peoples' defined peer group and providing returns for its shareholders superior to those of its peers, regardless of operating conditions.
Peoples failed to have positive operating leverage - or grow revenue faster than expenses - in 2013 due to the delayed start to loan growth and net interest margin pressure during the first half of the year. However, management believes Peoples is positioned to grow revenue faster than expenses in 2014 and is confident this goal will be achieved. The primary focus continues to be on growing revenue, rather than decreasing expenses.
For 2014, management expects Peoples to grow total revenue (net interest income plus non-interest income) by more than 10%, which will exceed the expected total non-interest expense growth by 1% to 2%. Peoples' efficiency ratio is expected to be in the range of 68% to 70%, absent acquisition-related costs or other one-time expenses.
Peoples has the capacity to be a much bigger company. Its existing infrastructure also has the ability to drive meaningful revenue growth for many quarters to come. Thus, Peoples’ long-term goal is to widen the revenue and expense growth gap in future years, which should cause Peoples’ efficiency ratio to improve by 1% to 2% each year.
A major asset for Peoples is its strong fee-based businesses, such as insurance and wealth management. In 2013, Peoples' fee revenue comprised 40% of its total revenue, up from 39% in 2012. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. For 2014, management expects total non-interest income to benefit from continued double-digit growth in insurance and investment income. Within insurance income, management is projecting annual performance-based income will top $1 million in 2014. Mortgage banking income could be negatively impacted by higher long-term rates, although more of Peoples’ new production in recent quarters has been the result of new home sales versus refinancing activity.
Even with a more diversified revenue stream than most community banks, net interest income remains a major source of revenue for Peoples. Thus, Peoples' ability to grow revenue in 2014 will be impacted by the amount of net interest income generated. The current outlook is for the Federal Reserve Board to hold short-term interest rates at their historically low levels throughout all of 2014. Long-term rates could increase but remain more volatile than prior years. Changes in long-term rates would affect reinvestment rates within the loan and investment portfolios. Should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth remains the key driver for improving net interest income and margin in 2014.
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
While the primary focus is on revenue growth, management intends to remain disciplined with operating expenses. For 2014, total non-interest expense will increase due to a full year’s impact of the 2013 acquisitions, plus additional depreciation related to the $5 million branch renovation project. Outside these items, management will be working to limit increases in other expense areas. However, Peoples continues to have limited control over some expenses, such as employee medical and pension costs.
Peoples continues to be more exposed to pension settlement charges given the frozen status of its defined benefit plan. The recognition of settlement charges is largely dependent upon the timing of distributions, the amount of pension benefit earned by the retirees, and whether the individuals elect a lump sum distribution. For 2014, management anticipates a sizable increase in settlement charges compared to the amount incurred in 2013. Additionally, Peoples could incur a charge of up to $1 million in the first quarter of 2014. This expectation is based on normal retirement activity within the plan, but assumes all potential distributions are lump sum payouts.

A key to Peoples’ 2014 revenue growth goal is achieving meaningful loan growth. Management believes period-end loan balances could increase by 6% to 8% in 2014, with this growth divided nearly equally between commercial and consumer lending. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities and capitalizing on growth opportunities provided by the Ohio Commerce acquisition. As a result, commercial and industrial loan balances should increase at a greater rate than commercial real estate loan balances. Consumer lending activity is continuing to build and will remain a larger contributor to overall loan growth than it was prior to 2013. On average, total loan balances should increase by 15% to 20% in 2014, due largely to a full year’s impact of 2013 loan growth.
Peoples' long-term strategy is to reduce the size of the investment portfolio to between 25% and 30% of its total assets. Consistent with this goal, management plans to use $20 to $30 million of the normal cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. This action would temper the overall growth in total earning assets in 2014. Management could adjust the size or composition of the portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
In 2014, Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Thus, CD balances could maintain the declining trend experienced in recent years. Given the expected increase in earning assets, borrowed funds would increase in 2014 to the extent earning asset growth is more than deposit growth. Should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
During the Great Recession, Peoples’ asset quality metrics fell to the bottom of its peer group, which is comprised of the 21 banks used to evaluate executive compensation and conduct performance benchmarking. In 2013, overall asset quality was restored, as reflected by key metrics moving to the top-quartile of the peer group. Much of this success was due to Peoples’ renewed commitment to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions.
In 2013, Peoples experienced loan loss recoveries in excess of gross charge-offs in each quarter. While management will continue to pursue collection of prior charge-offs, it is unlikely Peoples will sustain the level of recoveries experienced during 2013. As a result, management anticipates Peoples' net charge-off rate for 2014 to be near the low end of its long-term historical range of 0.20% to 0.50% of average loans.
Also in 2013, Peoples reduced the size of its allowance for loan losses consistent with the improvement in overall asset quality. For 2014, management intends to remain prudent with the level of Peoples' allowance for loan losses. Given the continued focus on consumer lending, management does not expect the level to drop much below its current level of 1.43% of total loans during 2014. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples will continue to explore market expansion opportunities in or near its current market areas during 2014. Management's primary focus will be on increasing market share within existing markets, while taking advantage of potential growth opportunities within its insurance and wealth management lines of business. Management believes Peoples' capital position remains strong enough to support an active merger and acquisition strategy, and expansion of Peoples' core financial service businesses of banking, insurance and wealth management. Consequently, management continues to explore acquisition opportunities in these activities. In evaluating acquisition opportunities, management will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in Peoples' common stock being the predominate form of consideration and/or the need for Peoples to raise capital.
Conversations with potential strategic partners are occurring on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements Peoples' core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, Peoples remains committed to preserving its diversified revenue stream. Peoples’ management team is prepared to act quickly should a potential opportunity arise, but will remain disciplined with its approach. All transactions must be accretive by no later than the second year in order to satisfy Peoples' goal of improving shareholder return. Management is optimistic regarding Peoples’ ability to complete any additional deals in 2014.
Management is committed to overcoming any challenges Peoples will face in 2014 and building upon the earnings momentum of 2013. This will require management to remain focused on four key areas: responsible risk management; extraordinary client experience; profitable revenue growth; and maintaining a superior workforce. Success will be achieved through disciplined execution of strategies and partnership with Peoples' clients and communities.

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
Peoples has assigned overall management of IRR to the Asset and Liability Management Committee (“ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples' IRR policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Asset Liability Management and Investment Committee of Peoples Bank's Board of Directors. This committee also reviews and approves Peoples' IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity.
The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twenty-four months. Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios from those used with the base case simulation and/or possible changes in balance sheet composition. The additional simulations include non-parallel shifts in interest rates whereby the direction and/or magnitude of change of short-term interest rates is different than the changes applied to longer-term interest rates. Comparisons showing the earnings and economic value of equity variance from the base case are provided to the ALCO for review and discussion.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
300	$5,473	8.9%	$9,688	19.6%	$(65,867)	(24.8)%	$(20,348)	(8.5)%
200	4,494	7.3%	8,627	17.5%	(46,077)	(17.4)%	(3,888)	(1.6)%
100	2,885	4.7%	6,311	12.8%	(23,910)	(9.0)%	7,344	3.1%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. For example, 100 basis points are equal to 1%. While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due to the fact a downward parallel shock of 100 basis points or more is not possible given that most short-term rates are currently less than 1%.
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
At December 31, 2013, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. During 2013, Peoples became less sensitive to rising interest rates due to several factors as management took action to increase base case net interest income. The largest factors impacting Peoples' interest rate sensitivity were the investment strategy implemented during the first quarter of 2013, changes in prepayment speeds in the investment portfolio and the Ohio Commerce acquisition.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.
A primary source of liquidity for Peoples is retail deposits. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal and interest payments from loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash, including cash on deposit at the Federal Reserve Bank and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-

government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets, also expressed as a percentage of loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2013, Peoples had a ratio of 1.56 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2013, Peoples had a ratio of 6.31 times, which was within policy limits.
Disruptions in the sources and uses of cash can occur which can drastically alter the actual cash flows and negatively impact Peoples' ability to access internal and external sources of cash. Such disruptions might occur due to increased withdrawals of deposits, increases in the funding required for loan commitments, a decrease in the ability to access external funding sources and other forces that would increase the need for funding and limit Peoples' ability to access needed funds. As a result, Peoples maintains a liquidity contingency funding plan ("LCFP") that considers various degrees of disruptions and develops action plans around these scenarios.
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing certificates of deposit and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the Federal Home Loan Bank and the Federal Reserve Bank. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to the bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRI's") that are monitored on a monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, classified and watch list loan levels, non-performing loans to loans and to total assets, the loan to deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under base, mild, moderate and severe scenarios.
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
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	15
Operating lease obligations	5
Long-term debt obligations	10
Contingent consideration related to acquisitions	18
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
For certain acquisitions, often those involving insurance businesses and wealth management books of businesses, a portion of the consideration is contingent upon revenue metrics being achieved. US GAAP requires that the amounts be recorded upon acquisition based on the best estimate of the future amounts to be paid at the time of acquisition. Any subsequent adjustment to the estimate is recorded in earnings. Based on the acquisitions completed to date, management does not expect contingent consideration to have a material impact on Peoples' future performance.
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2013:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$121,826	$6,498	$12,296	$87,362	$15,670
Operating leases	2,190	753	1,030	389	18
Time deposits	412,267	202,677	154,440	42,126	13,024
Contingent consideration related to acquisitions (2)	1,513	468	960	85	—
Total	$537,796	$210,396	$168,726	$129,962	$28,712

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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 62 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 63 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2013, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2013, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.
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
We have audited Peoples Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Peoples Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Peoples Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Peoples Bancorp, Inc. and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 27, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
Charleston, West Virginia
February 27, 2014

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$36,016	$47,256
Interest-bearing deposits in other banks	17,804	15,286
Total cash and cash equivalents	53,820	62,542
Available-for-sale investment securities, at fair value (amortized cost of $621,126 at December 31, 2013 and $628,584 at December 31, 2012)	606,108	639,185
Held-to-maturity investment securities, at amortized cost (fair value of $46,094 at December 31, 2013 and $47,124 at December 31, 2012)	49,222	45,275
Other investment securities, at cost	25,196	24,625
Total investment securities	680,526	709,085
Loans, net of deferred fees and costs	1,196,234	985,172
Allowance for loan losses	(17,065)	(17,811)
Net loans	1,179,169	967,361
Loans held for sale	1,688	6,546
Bank premises and equipment, net	29,809	27,013
Bank owned life insurance	1,880	51,229
Goodwill	70,520	64,881
Other intangible assets	7,083	3,644
Other assets	34,613	25,749
Total assets	$2,059,108	$1,918,050
Liabilities
Deposits:
Non-interest-bearing	$409,891	$317,071
Interest-bearing	1,170,867	1,175,232
Total deposits	1,580,758	1,492,303
Short-term borrowings	113,590	47,769
Long-term borrowings	121,826	128,823
Accrued expenses and other liabilities	21,381	27,427
Total liabilities	1,837,555	1,696,322
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2013 and December 31, 2012	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,206,576 shares issued at December 31, 2013 and 11,155,648 shares issued at December 31, 2012, including shares in treasury	168,869	167,039
Retained earnings	80,898	69,158
Accumulated other comprehensive (loss) income, net of deferred income taxes	(13,244)	654
Treasury stock, at cost, 600,794 shares at December 31, 2013 and 607,688 shares at December 31, 2012	(14,970)	(15,123)
Total stockholders’ equity	221,553	221,728
Total liabilities and stockholders’ equity	$2,059,108	$1,918,050

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2013	2012	2011
Interest Income:
Interest and fees on loans	$48,522	$48,238	$49,410
Interest and dividends on taxable investment securities	16,853	19,778	24,149
Interest on tax-exempt investment securities	1,600	1,434	1,550
Other interest income	96	20	24
Total interest income	67,071	69,470	75,133
Interest Expense:
Interest on deposits	7,052	9,059	13,930
Interest on short-term borrowings	114	74	103
Interest on long-term borrowings	4,520	3,949	5,142
Interest on junior subordinated debentures held by subsidiary trust	—	1,913	1,979
Total interest expense	11,686	14,995	21,154
Net interest income	55,385	54,475	53,979
(Recovery of) provision for loan losses	(4,410)	(4,716)	7,998
Net interest income after (recovery of) provision for loan losses	59,795	59,191	45,981
Other Income:
Insurance income	12,201	9,844	9,265
Deposit account service charges	8,764	8,965	9,765
Trust and investment income	7,122	6,129	5,548
Electronic banking income	6,191	5,955	5,142
Mortgage banking income	1,759	2,877	1,687
Net gain on investment securities	489	3,548	473
Net loss on asset disposals and other transactions	(155)	(4,326)	(916)
Other non-interest income	1,183	1,201	1,537
Total other income	37,554	34,193	32,501
Other Expenses:
Salaries and employee benefit costs	36,472	33,426	33,626
Net occupancy and equipment	6,840	6,094	5,885
Professional fees	4,207	4,370	3,531
Electronic banking expense	3,586	3,342	2,692
Marketing expense	2,301	2,682	1,765
Data processing and software	2,012	1,979	1,893
Franchise tax	1,643	1,486	1,505
Communication expense	1,339	1,285	1,223
FDIC insurance	1,036	1,002	1,867
Foreclosed real estate and other loan expenses	880	1,001	1,213
Amortization of other intangible assets	807	509	586
Other non-interest expense	7,142	6,298	5,545
Total other expenses	68,265	63,474	61,331
Income before income taxes	29,084	29,910	17,151
Income tax expense	11,510	9,525	4,596
Net income	$17,574	$20,385	$12,555
Preferred dividends	—	—	1,343
Net income available to common shareholders	$17,574	$20,385	$11,212
Earnings per common share - basic	$1.65	$1.92	$1.07
Earnings per common share - diluted	$1.63	$1.92	$1.07
Weighted-average number of common shares outstanding - basic	10,581,222	10,527,885	10,482,318
Weighted-average number of common shares outstanding - diluted	10,679,417	10,528,286	10,482,318
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2013	2012	2011
Net income	$17,574	$20,385	$12,555
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(25,130)	2,706	15,053
Related tax benefit (expense)	8,795	(947)	(5,269)
Less: reclassification adjustment for net gain included in net income	489	3,548	473
Related tax expense	(171)	(1,242)	(166)
Net effect on other comprehensive (loss) income	(16,653)	(547)	9,477
Defined benefit plans:
Net gain (loss) arising during the period	3,788	(1,320)	(6,448)
Related tax (expense) benefit	(1,326)	462	2,257
Amortization of unrecognized loss and service cost on benefit plans	182	161	76
Related tax expense	(64)	(57)	(27)
Recognition of loss due to settlement and curtailment	270	835	815
Related tax expense	(95)	(292)	(285)
Net effect on other comprehensive income (loss)	2,755	(211)	(3,612)
Total other comprehensive (loss) income, net of tax	(13,898)	(758)	5,865
Total comprehensive income	$3,676	$19,627	$18,420

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Preferred Stock	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			12,555			12,555
Other comprehensive income, net of tax				5,865		5,865
Accrued dividends on preferred shares			(988)			(988)
Amortization of discount on preferred shares	355		(355)			—
Cash dividends declared on common shares			(3,179)			(3,179)
Tax benefit from exercise of stock options		1				1
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(187)	(187)
Common shares issued under dividend reinvestment plan		318				318
Common shares issued under Board of Directors' compensation plan		42			63	105
Stock-based compensation expense		310				310
Repurchase of preferred shares	(39,000)					(39,000)
Balance, December 31, 2011	$—	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income			20,385			20,385
Other comprehensive loss, net of tax				(758)		(758)
Repurchase of common stock warrant		(1,201)				(1,201)
Cash dividends declared on common shares			(4,807)			(4,807)
Tax benefit from exercise of stock options		16				16
Reissuance of treasury stock for deferred compensation plan					163	163
Purchase of treasury stock					(156)	(156)
Common shares issued under dividend reinvestment plan		357				357
Common shares issued under Board of Directors' compensation plan		(44)			174	130
Stock-based compensation expense		942				942
Balance, December 31, 2012	$—	$167,039	$69,158	$654	$(15,123)	$221,728
Net income			17,574			17,574
Other comprehensive loss, net of tax				(13,898)		(13,898)
Cash dividends declared on common shares			(5,834)			(5,834)
Tax benefit from exercise of stock options		79				79
Reissuance of treasury stock for deferred compensation plan					168	168
Purchase of treasury stock					(228)	(228)
Common shares issued under dividend reinvestment plan		423				423
Common shares issued under Board of Directors' compensation plan		(34)			213	179
Stock-based compensation expense		1,362				1,362
Balance, December 31, 2013	$—	$168,869	$80,898	$(13,244)	$(14,970)	$221,553

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$17,574	$20,385	$12,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	16,110	18,765	17,194
(Recovery of) provision for loan losses	(4,410)	(4,716)	7,998
Bank owned life insurance income	(56)	(40)	(351)
Net gain on investment securities	(489)	(3,548)	(473)
Loss on debt extinguishment	—	4,144	—
Loans originated for sale	(68,323)	(132,714)	(72,132)
Proceeds from sales of loans	74,049	131,040	73,507
Net gains on sales of loans	(1,544)	(2,746)	(1,432)
Deferred income tax expense	4,627	4,521	462
(Decrease) increase in accrued expenses	(13)	2,345	1,472
Decrease in interest receivable	313	462	290
Excess tax benefit from share-based payments	(79)	16	—
Other, net	2,705	3,340	4,294
Net cash provided by operating activities	40,464	41,254	43,384
Investing activities:
Available-for-sale investment securities:
Purchases	(223,979)	(271,520)	(198,556)
Proceeds from sales	125,658	113,756	59,868
Proceeds from principal payments, calls and prepayments	99,372	140,470	126,587
Held-to-maturity investment securities:
Purchases	(5,216)	(40,352)	(13,341)
Proceeds from principal payments	885	11,188	—
Net (increase) decrease in loans	(109,609)	(16,884)	11,430
Net expenditures for premises and equipment	(6,604)	(4,530)	(1,290)
Proceeds from sales of other real estate owned	1,036	1,813	2,158
Proceeds from bank owned life insurance	43,100	—	4,499
Business acquisitions, net of cash received	(4,536)	(3,321)	—
Investment in limited partnership and tax credit funds	(120)	(187)	(234)
Net cash used in investing activities	(80,013)	(69,567)	(8,879)
Financing activities:
Net increase in non-interest-bearing deposits	61,935	63,437	24,768
Net (decrease) increase in interest-bearing deposits	(84,344)	38,319	(35,379)
Net increase (decrease) in short-term borrowings	65,821	(3,874)	134
Proceeds from long-term borrowings	—	24,000	—
Payments on long-term borrowings	(7,025)	(40,517)	(15,391)
Redemption of junior subordinated debentures	—	(23,668)	—
Repurchase of preferred shares and common stock warrant	—	(1,201)	(39,000)
Cash dividends paid on preferred shares	—	—	(1,232)
Cash dividends paid on common shares	(5,419)	(4,457)	(3,922)
Purchase of treasury stock	(228)	(156)	(187)
Proceeds from issuance of common shares	8	6	10
Excess tax benefit from share-based payments	79	16	—
Net cash provided by (used in) financing activities	30,827	51,905	(70,199)
Net (decrease) increase in cash and cash equivalents	(8,722)	23,592	(35,694)
Cash and cash equivalents at beginning of period	62,542	38,950	74,644
Cash and cash equivalents at end of period	$53,820	$62,542	$38,950
Supplemental cash flow information:
Interest paid	$11,839	$15,570	$21,386
Income taxes paid	$7,473	$5,563	$1,574

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 49 financial service locations and 47 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.
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
The following is a summary of significant accounting policies followed in the preparation of the financial statements:
Consolidation: Peoples' Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest greater than 50%. In addition, entities not controlled by voting interest or in which the equity investors do not bear the residual economic risks, but for which Peoples is the primary beneficiary are also consolidated.
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, Federal Funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks were $3.0 million in funds at both December 31, 2013 and 2012, which were being used as collateral and not available for withdrawal.
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
Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 9 and 10. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan costs were $2.3 million and $1.5 million at December 31, 2013 and 2012, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balances in excess of $1 million. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
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
Allowance for Loan Losses: The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against income. The allowance for loan losses is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.
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
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the adequacy of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Peoples reviews, at least annually, all loan relationships with aggregate outstanding debt to Peoples of $1,000,000 or more, with adversely classified loans generally reviewed on a quarterly basis.
The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment; (2) past, present and projected financial condition of the borrower and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral and strength of guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the business's operating cash flow available to repay debt. Management's analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management's analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans is based largely on the borrower's ability to complete construction within the established budget.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $0.3 million and $0.8 million at December 31, 2013 and 2012, respectively.
Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $0.9 million at December 31, 2013, and $0.8 million at December 31, 2012.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2013, based upon the estimated fair value of Peoples' single reporting unit.

Peoples' other intangible assets consist of customer relationship intangible assets representing the present value of future net income to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Servicing Rights: Servicing rights (“SRs”) represent the right to service loans sold to third-party investors. SRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets. SRs are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
Peoples initially records SRs at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value of the SRs is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
Preferred Stock and Common Stock Warrant: As more fully described in Note 11, Peoples issued preferred stock and a common stock warrant, subsequently redeemed in 2011 and 2012, respectively, that were classified in stockholders' equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values. Discounts on the increasing rate preferred stock were amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance was computed as the present value of the difference between dividends that would be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period was the amount which, together with the stated dividend in the period, resulted in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
Common stock warrants are evaluated for liability or equity treatment. The common stock warrant issued by Peoples was carried in stockholders' equity until repurchased based on the view of both the SEC and Financial Accounting Standards Board (the “FASB”) that they would not object to classification of such form of common stock warrant as permanent equity. This view is consistent with the objective of the Capital Purchase Program that the equity represented by these securities should be considered part of equity for regulatory reporting purposes. The fair value of the common stock warrant used in allocating total proceeds received was determined based on a binomial model.
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
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2013 and 2012.
Advertising Costs: Advertising costs are generally expensed as incurred.
Earnings per Share: Basic and diluted earnings per common share (“EPS”) are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders to non-forfeitable rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.
Operating Segments: Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, investment, insurance and trust solutions.
Stock-Based Compensation: Compensation costs for stock options, restricted stock awards and stock appreciation rights are measured at the fair value of these awards on their grant date. Compensation expense is recognized over the required service period, generally the vesting period for stock options and stock appreciation rights and the restriction period for restricted stock awards. For all awards, only the expense for the portion of the awards expected to vest is recognized. For service-based awards, compensation expense for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.
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
In February 2013, the Financial Accounting Standards Board issued an accounting standards update with new guidance on the presentation of accumulated other comprehensive income (“AOCI”). This standard was effective for public companies for interim and annual periods beginning after December 15, 2012. The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. These amounts may be disclosed before-tax or after-tax, and must be disclosed in either the income statement or the notes to the financial statements. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. Peoples adopted this new guidance on January 1, 2013, as required. As a result of the adoption, the disclosure of AOCI included in Note 11 contains additional information regarding reclassifications out of AOCI and into net income.
In January 2014, the Financial Accounting Standards Board issued an accounting standards update allowing entities to make an accounting policy election with respect to using the proportional amortization method for investments in qualified affordable housing projects, if certain conditions are met. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples’ Consolidated Financial Statements.
Also in January 2014, the Financial Accounting Standards Board issued an accounting standards update clarifying guidance for in substance reposessions and foreclosures, and requiring additional disclosures regarding foreclosed residential real estate property and recorded investments in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples’ Consolidated Financial Statements.
Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$20	$—
U.S. government sponsored agencies	319	—	319	—
States and political subdivisions	50,962	—	50,962	—
Residential mortgage-backed securities	510,097	—	510,097	—
Commercial mortgage-backed securities	32,304	—	32,304	—
Bank-issued trust preferred securities	7,829	—	7,829	—
Equity securities	4,577	4,443	134	—
Total available-for-sale securities	$606,108	$4,443	$601,665	$—
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$26	$—
U.S. government sponsored agencies	516	—	516	—
States and political subdivisions	45,668	681	44,987	—
Residential mortgage-backed securities	514,096	—	514,096	—
Commercial mortgage-backed securities	64,416	—	64,416	—
Bank-issued trust preferred securities	10,357	—	10,357	—
Equity securities	4,106	3,971	135	—
Total available-for-sale securities	$639,185	$4,652	$634,533	$—

Held-to-maturity securities reported at fair value comprised the following at December 31:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
December 31, 2013
Obligations of:
States and political subdivisions	$3,929	$—	$3,929	$—
Residential mortgage-backed securities	34,530	—	34,530	—
Commercial mortgage-backed securities	7,635	—	7,635	—
Total held-to-maturity securities	$46,094	$—	$46,094	$—
December 31, 2012
Obligations of:
States and political subdivisions	$4,250	$—	$4,250	$—
Residential mortgage-backed securities	34,560	—	34,560	—
Commercial mortgage-backed securities	8,314	—	8,314	—
Total held-to-maturity securities	$47,124	$—	$47,124	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). The available-for-sale securities' fair values of the states and political subdivisions measured at fair value using Level 1 inputs at December 31, 2012 represented the purchase price of the securities since they were acquired near year-end 2012. At December 31, 2013, these securities were classified as Level 2 as a pricing model was used to value the securities, which was consistent with the classification of the rest of the sector.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At December 31, 2013, impaired loans with an aggregate outstanding principal balance of $2.4 million were measured and reported at a fair value of $1.4 million.  For the year ended December 31, 2013, Peoples recognized losses of $0.9 million on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2013		2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,820	$53,820	$62,542	$62,542
Investment securities	680,526	677,398	709,085	710,934
Loans	1,180,857	1,165,560	973,907	897,132
Financial liabilities:
Deposits	$1,580,758	$1,587,448	$1,492,303	$1,503,098
Short-term borrowings	113,590	113,590	47,769	47,769
Long-term borrowings	121,826	128,205	128,823	141,691
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits and short-term borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$20
U.S. government sponsored agencies	308	11	—	319
States and political subdivisions	50,509	1,480	(1,027)	50,962
Residential mortgage-backed securities	527,283	5,334	(22,520)	510,097
Commercial mortgage-backed securities	33,256	274	(1,226)	32,304
Bank-issued trust preferred securities	8,508	—	(679)	7,829
Equity securities	1,242	3,421	(86)	4,577
Total available-for-sale securities	$621,126	$10,520	$(25,538)	$606,108
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$26	$—	$—	$26
U.S. government sponsored agencies	486	30	—	516
States and political subdivisions	42,458	3,292	(82)	45,668
Residential mortgage-backed securities	511,305	12,558	(9,767)	514,096
Commercial mortgage-backed securities	62,129	2,330	(43)	64,416
Bank-issued trust preferred securities	10,966	73	(682)	10,357
Equity securities	1,214	2,977	(85)	4,106
Total available-for-sale securities	$628,584	$21,260	$(10,659)	$639,185
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both December 31, 2013 and December 31, 2012.  At December 31, 2013, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2013	2012	2011
Gross gains realized	$3,358	$4,306	$1,110
Gross losses realized	2,869	758	637
Net gain realized	$489	$3,548	$473
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	15,848	659	22	6,180	368	10	22,028	1,027
Residential mortgage-backed securities	310,315	16,709	75	57,440	5,811	20	367,755	22,520
Commercial mortgage-backed securities	19,560	779	4	7,205	447	2	26,765	1,226
Bank-issued trust preferred securities	2,013	90	1	4,803	589	4	6,816	679
Equity securities	—	—	—	97	86	2	97	86
Total	$347,736	$18,237	102	$75,725	$7,301	38	$423,461	$25,538
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	4,558	82	8	—	—	—	4,558	82
Residential mortgage-backed securities	135,250	2,326	28	89,958	7,441	20	225,208	9,767
Commercial mortgage-backed securities	7,681	43	2	—	—	—	7,681	43
Bank-issued trust preferred securities	2,376	18	2	5,434	664	5	7,810	682
Equity securities	—	—	—	91	85	1	91	85
Total	$149,865	$2,469	40	$95,483	$8,190	26	$245,348	$10,659
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2013, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2013 and December 31, 2012, were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2013, approximately 96% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 4%, or five positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Three of the five positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $1.8 million and $1.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the four bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2013 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$20	$—	$—	$20
U.S. government sponsored agencies	—	308	—	—	308
States and political subdivisions	353	2,900	18,935	28,321	50,509
Residential mortgage-backed securities	46	7,586	38,079	481,572	527,283
Commercial mortgage-backed securities	—	5,265	23,149	4,842	33,256
Bank-issued trust preferred securities	—	—	—	8,508	8,508
Equity securities					1,242
Total available-for-sale securities	$399	$16,079	$80,163	$523,243	$621,126
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$20	$—	$—	$20
U.S. government sponsored agencies	—	319	—	—	319
States and political subdivisions	359	3,081	19,365	28,157	50,962
Residential mortgage-backed securities	46	7,710	36,895	465,446	510,097
Commercial mortgage-backed securities	—	5,540	21,952	4,812	32,304
Bank-issued trust preferred securities	—	—	—	7,829	7,829
Equity securities					4,577
Total available-for-sale securities	$405	$16,670	$78,212	$506,244	$606,108
Total average yield	3.56%	4.33%	2.86%	2.76%	2.83%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of:
States and political subdivisions	$3,850	$91	$(12)	$3,929
Residential mortgage-backed securities	37,536	35	(3,041)	34,530
Commercial mortgage-backed securities	7,836	2	(203)	7,635
Total held-to-maturity securities	$49,222	$128	$(3,256)	$46,094
December 31, 2012
Obligations of:
States and political subdivisions	$3,860	$390	$—	$4,250
Residential mortgage-backed securities	33,494	1,107	(41)	34,560
Commercial mortgage-backed securities	7,921	393	—	8,314
Total held-to-maturity securities	$45,275	$1,890	$(41)	$47,124
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2013, 2012 and 2011.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2013
Obligations of:
States and political subdivisions	$321	$12	1	$—	$—	—	$321	$12
Residential mortgage-backed securities	31,341	2,908	7	1,181	133	1	32,522	3,041
Commercial mortgage-backed securities	6,547	203	1	—	—	—	6,547	203
Total	$38,209	$3,123	9	$1,181	$133	1	$39,390	$3,256
December 31, 2012
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	2,398	41	2	—	—	—	2,398	41
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Total	$2,398	$41	2	$—	$—	—	$2,398	$41
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2013.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$334	$3,516	$3,850
Residential mortgage-backed securities	—	—	527	37,009	37,536
Commercial mortgage-backed securities	—	—	—	7,836	7,836
Total held-to-maturity securities	$—	$—	$861	$48,361	$49,222
Fair value
Obligations of:
States and political subdivisions	$—	$—	$322	$3,607	$3,929
Residential mortgage-backed securities	—	—	501	34,029	34,530
Commercial mortgage-backed securities	—	—	—	7,635	7,635
Total held-to-maturity securities	$—	$—	$823	$45,271	$46,094
Total average yield	—%	—%	2.60%	2.80%	2.80%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $303.8 million and $260.9 million at December 31, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with a carrying value of $21.4 million and $45.3 million at December 31, 2013 and December 31, 2012, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $16.2 million and $50.4 million at December 31, 2013 and December 31, 2012, respectively, and held-to-maturity securities with a carrying value of $25.9 million at December 31, 2013 to secure additional borrowing capacity at the FHLB and the FRB.

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central, northeastern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	2013	2012
Commercial real estate, construction	$47,539	$34,265
Commercial real estate, other	450,170	378,073
Commercial real estate	497,709	412,338
Commercial and industrial	232,754	180,131
Residential real estate	268,617	233,841
Home equity lines of credit	60,076	51,053
Consumer	135,018	101,246
Deposit account overdrafts	2,060	6,563
Total loans	$1,196,234	$985,172
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected, commonly referred to as "purchase credit impaired" loans. During 2013, Peoples determined that some loans which had originally been classified as purchased credit impaired did not have evidence of deterioration of credit quality on acquisition. As a result, the carrying amounts of loans considered purchased credit impaired have decreased and amounts reported in the following table are reflective of this change. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	2013	2012
Commercial real estate	$963	$39
Commercial and industrial	78	—
Residential real estate	1,236	1,524
Consumer	—	8
Total outstanding balance	$2,277	$1,571
Net carrying amount	$1,875	$1,095
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $259.1 million and $202.0 million at December 31, 2013 and December 31, 2012, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $113.0 million and $123.8 million at December 31, 2013 and December 31, 2012, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. At December 31, 2013, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below:

(Dollars in thousands)
Balance, December 31, 2012	$7,011
New loans and disbursements	11,433
Repayments	(7,085)
Balance, December 31, 2013	$11,359

Nonaccrual and Past Due Loans
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2013	2012	2013	2012
Commercial real estate, construction	$96	$—	$—	$—
Commercial real estate, other	3,717	9,831	—	—
Commercial real estate	3,813	9,831	—	—
Commercial and industrial	708	627	—	181
Residential real estate	3,215	3,136	37	—
Home equity lines of credit	87	24	873	1,050
Consumer	58	20	—	4
Total	$7,881	$13,638	$910	$1,235
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2013
Commercial real estate, construction	$1,340	$—	$—	$1,340	$46,199	$47,539
Commercial real estate, other	432	679	1,249	2,360	447,810	450,170
Commercial real estate	1,772	679	1,249	3,700	494,009	497,709
Commercial and industrial	171	90	127	388	232,366	232,754
Residential real estate	5,445	1,509	1,452	8,406	260,211	268,617
Home equity lines of credit	254	65	929	1,248	58,828	60,076
Consumer	976	165	58	1,199	133,819	135,018
Deposit account overdrafts	47	—	—	47	2,013	2,060
Total	$8,665	$2,508	$3,815	$14,988	$1,181,246	$1,196,234
December 31, 2012
Commercial real estate, construction	$—	$77	$—	77	34,188	$34,265
Commercial real estate, other	11,382	705	5,144	17,231	360,842	378,073
Commercial real estate	11,382	782	5,144	17,308	395,030	412,338
Commercial and industrial	3,841	116	294	4,251	175,880	180,131
Residential real estate	4,640	1,049	2,019	7,708	226,133	233,841
Home equity lines of credit	390	65	1,074	1,529	49,524	51,053
Consumer	926	127	10	1,063	100,183	101,246
Deposit account overdrafts	55	—	—	55	6,508	6,563
Total	$21,234	$2,139	$8,541	$31,914	$953,258	$985,172

During 2013, Peoples identified certain home equity lines of credit that had matured and were not sent notices that the principal was due. The majority of the borrowers continued to make required payments past maturity and had not defaulted. These loans should have been reported as past due since the principal was contractually due during a previous period. The total balance of these loans was $0.8 million at December 31, 2013, $1.2 million and $0.8 million at December 31, 2012 and 2011, respectively. Peoples has mailed letters to these customers, informing of the amount of principal due. Peoples has adjusted prior period amounts reported to appropriately reflect the payment status of these loans, and expects the impact of these loans on past due balances to decrease significantly during the first quarter of 2014.
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
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or by the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
December 31, 2013
Commercial real estate, construction	$43,407	$148	$68	$—	$3,916	$47,539
Commercial real estate, other	423,313	13,433	12,921	—	503	450,170
Commercial real estate	466,720	13,581	12,989	—	4,419	497,709
Commercial and industrial	212,193	6,013	14,006	542	—	232,754
Residential real estate	26,822	2,787	8,094	4	230,910	268,617
Home equity lines of credit	844	—	1,014	—	58,218	60,076
Consumer	50	5	24	—	134,939	135,018
Deposit account overdrafts	—	—	—	—	2,060	2,060
Total	$706,629	$22,386	$36,127	$546	$430,546	$1,196,234
December 31, 2012
Commercial real estate, construction	$29,738	$—	$1,095	$—	$3,432	$34,265
Commercial real estate, other	328,435	18,940	29,573	—	1,125	378,073
Commercial real estate	358,173	18,940	30,668	—	4,557	412,338
Commercial and industrial	150,180	21,566	7,054	—	1,331	180,131
Residential real estate	22,392	1,768	7,597	10	202,074	233,841
Home equity lines of credit	1,051	—	1,094	—	48,908	51,053
Consumer	66	—	47	—	101,133	101,246
Deposit account overdrafts	—	—	—	—	6,563	6,563
Total	$531,862	$42,274	$46,460	$10	$364,566	$985,172
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
December 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	4,970	1,150	1,729	2,879	83	4,586	6
Commercial real estate	4,970	$1,150	$1,729	$2,879	$83	$4,586	$6
Commercial and industrial	617	575	5	580	575	278	1
Residential real estate	3,498	—	3,280	3,280	—	2,800	86
Home equity lines of credit	347	—	347	347	—	327	12
Consumer	182	—	182	182	—	127	15
Total	$9,614	$1,725	$5,543	$7,268	$658	$8,118	$120
December 31, 2012
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	19,023	2,785	7,053	9,838	1,262	11,048	—
Commercial real estate	19,023	$2,785	$7,053	$9,838	$1,262	$11,048	$—
Commercial and industrial	696	182	437	619	36	518	—
Residential real estate	3,943	418	3,063	3,481	123	2,014	149
Home equity lines of credit	349	—	349	349	—	140	17
Consumer	114	—	114	114	—	49	14
Total	$24,125	$3,385	$11,016	$14,401	$1,421	$13,769	$180
At December 31, 2013, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.

The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2013 and 2012.

		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2013	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2012
Commercial real estate, other	2	$486	$486	$461	4	$1,765	$1,765	$1,734
Commercial and industrial	1	$5	$5	$5	—	$—	$—	$—
Residential real estate	23	$1,216	$1,219	$1,020	66	$2,550	$2,550	$2,550
Home equity lines of credit	5	$89	$89	$88	24	$349	$349	$349
Consumer	37	$279	$279	$142	37	$115	$115	$115

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2013 and 2012:

	2013			2012
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Residential real estate	2	$63	$—	1	$26	$—
Home equity lines of credit	1	6	—	—	—	—
Total	3	$69	$—	1	$26	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(1,053)	(44)	(621)	(162)	(1,084)	(527)	(3,491)
Recoveries	5,839	40	536	26	552	162	7,155
Net recoveries (charge-offs)	4,786	(4)	(85)	(136)	(532)	(365)	3,664
(Recovery of) provision for loan losses	(5,786)	445	165	—	410	356	(4,410)
Balance, December 31, 2013	$13,215	$2,174	$881	$343	$316	$136	$17,065

Period-end amount allocated to:
Loans individually evaluated for impairment	$83	$575	$—	$—	$—	$—	$658
Loans collectively evaluated for impairment	13,132	1,599	881	343	316	136	16,407
Ending balance	$13,215	$2,174	$881	$343	$316	$136	$17,065

Balance, January 1, 2012	$18,947	$2,434	$1,119	$541	$449	$227	$23,717
Charge-offs	(5,146)	(34)	(1,091)	(94)	(572)	(574)	(7,511)
Recoveries	4,399	358	773	32	561	198	6,321
Net (charge-offs) recoveries	(747)	324	(318)	(62)	(11)	(376)	(1,190)
(Recovery of) provision for loan losses	(3,985)	(1,025)	—	—	—	294	(4,716)
Balance, December 31, 2012	$14,215	$1,733	$801	$479	$438	$145	$17,811

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,262	$36	$123	$—	$—	$—	$1,421
Loans collectively evaluated for impairment	12,953	1,697	678	479	438	145	16,390
Ending balance	$14,215	$1,733	$801	$479	$438	$145	$17,811
During 2013, Peoples extended the historical loss period from two years to three years for its quantitative calculation of the allowance for loan losses. As discussed in Note 1, the historical loss period may be updated based on actual charge-offs experienced, and management believes this change more appropriately reflects inherent losses in the portfolio, considering both the economic decline and progress of the recovery, and associated losses and recoveries in the loan portfolio. Peoples also uses qualitative factors in its determination of the allowance for loan losses, which were appropriately adjusted based on internal and external factors, and the impact of these changes on the allowance for loan losses was immaterial.

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2013	2012
Land	$6,802	$7,039
Building and premises	38,281	34,943
Furniture, fixtures and equipment	20,350	18,789
Total bank premises and equipment	65,433	60,771
Accumulated depreciation	(35,624)	(33,758)
Net book value	$29,809	$27,013
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $2.6 million, $2.2 million and $2.0 million, in 2013, 2012 and 2011, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $950,000, $887,000, $921,000 in 2013, 2012 and 2011, respectively.
Peoples Insurance leases certain properties from certain of its directors.  Payments related to these leases totaled $151,000, $146,000 and $141,000 in 2013, 2012 and 2011, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2013:

(Dollars in thousands)	Payments
2014	$753
2015	549
2016	481
2017	233
2018	156
Thereafter	18
Total future operating lease payments	$2,190
Note 6. Bank Owned Life Insurance

In May 2013, Peoples initiated a partial surrender of its bank owned life insurance ("BOLI") contracts, resulting in the receipt of $5.2 million in cash and a reduction of the BOLI asset. In July 2013, Peoples requested the full surrender of BOLI contracts reported at $42.8 million, with a cost basis of $36.5 million at June 30, 2013. Peoples received $36.2 million in July 2013 in partial satisfaction of the surrender request, and recorded the remainder as a receivable with the expectation of receiving it within six months of the surrender notification. The remaining cash surrender value of $6.6 million was recorded as a receivable at December 31, 2013, of which $3.1 million was received January 23, 2014 with the remaining expected to be paid out by the end of first quarter of 2014 in accordance with the terms of the BOLI policies.
As a result of this transaction, Peoples recorded an additional $2.2 million in income tax expense in the third quarter of 2013.

Note 7.  Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2013	2012
Goodwill, beginning of year	$64,881	$62,520
Acquired goodwill	5,639	2,361
Goodwill, end of year	$70,520	$64,881

Peoples performed the required goodwill impairment tests and concluded there was no impairment in the recorded value of goodwill as of December 31, 2013, based upon the estimated fair value of the single reporting unit.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposit	Customer Relationships	Total
2013
Gross intangibles	$7,195	$6,189	$13,384
Acquired intangibles	1,565	2,458	4,023
Accumulated amortization	(6,815)	(5,804)	(12,619)
Total acquired intangibles	$1,945	$2,843	$4,788
Servicing rights			2,295
Total other intangibles			$7,083
2012
Gross intangibles	$8,192	$6,182	$14,374
Acquired intangibles	661	1,008	1,669
Accumulated amortization	(8,232)	(6,240)	(14,472)
Total acquired intangibles	$621	$950	$1,571
Servicing rights			2,073
Total other intangibles			$3,644
The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2013:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2014	$512	$542	$1,054
2015	434	495	929
2016	357	446	803
2017	279	391	670
2018	200	332	532
Thereafter	163	637	800
Total	$1,945	$2,843	$4,788
For further information regarding Peoples' acquisitions, please refer to Note 18.

The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Balance, beginning of year	$2,073	$1,544	$1,353
Amortization	(652)	(616)	(397)
Servicing rights originated	675	1,145	588
Servicing rights acquired	199	—	—
Balance, end of year	$2,295	$2,073	$1,544

No valuation allowances were required at December 31, 2013, 2012 and 2011 for Peoples’ servicing rights since the fair value equaled or exceeded the book value.
Note 8.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2013	2012
Retail certificates of deposit:
$100,000 or more	$175,830	$184,558
Less than $100,000	187,396	207,755
Total retail certificates of deposit	363,226	392,313
Interest-bearing transaction accounts	134,618	124,787
Money market deposit accounts	275,801	288,404
Governmental deposit accounts	132,379	130,630
Savings accounts	215,802	183,499
Total retail interest-bearing deposits	1,121,826	1,119,633
Brokered certificates of deposits	49,041	55,599
Total interest-bearing deposits	1,170,867	1,175,232
Non-interest-bearing deposits	409,891	317,071
Total deposit balances	$1,580,758	$1,492,303

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2014	$190,451	$12,226	$202,677
2015	74,322	5,882	80,204
2016	56,127	18,109	74,236
2017	20,701	—	20,701
2018	21,425	—	21,425
Thereafter	200	12,824	13,024
Total maturities	$363,226	$49,041	$412,267

Deposits from related parties approximated $5.9 million and $6.9 million at December 31, 2013 and 2012, respectively.

Note 9.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2013
Ending balance	$42,590	$71,000	$—
Average balance	37,077	44,127	90
Highest month-end balance	46,850	92,500	—
Interest expense	58	55	1
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.16%	0.12%	0.74%

2012
Ending balance	$32,769	$15,000	$—
Average balance	37,386	13,240	15
Highest month-end balance	44,905	39,900	—
Interest expense	57	17	—
Weighted-average interest rate:
End of year	0.15%	0.15%	—%
During the year	0.15%	0.12%	0.74%

2011
Ending balance	$43,143	$8,500	$—
Average balance	41,542	5,525	47
Highest month-end balance	49,162	21,900	—
Interest expense	98	5	—
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.24%	0.08%	0.74%
Peoples’ retail repurchase agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less.  These advances, along with the long-term advances disclosed in Note 10, are collateralized by residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned.
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
On December 19, 2012, Peoples obtained a $5 million revolving credit loan from an unaffiliated financial institution that matured on December 17, 2013. The loan was renewed for an additional one year term on December 17, 2013. This loan bears interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. This revolving credit loan is subject to the same covenants as detailed in Note 10 for the term loan. At December 31, 2013, this revolving credit loan had no outstanding principal balance.

Note 10. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2013		2012
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$19,147	3.80%	$23,919	3.80%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB putable non-amortizing, fixed rate advances	50,000	3.32%	50,000	3.32%
FHLB amortizing, fixed rate advances	12,679	3.58%	14,904	3.60%
Total long-term borrowings	$121,826	3.53%	$128,823	3.54%
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of 5 years. Peoples is required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. This note may be prepaid at any time prior to maturity without penalties, so long as no default has occurred. Concurrently, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is also subject to certain covenants under the Loan Agreement, which include restrictions on ownership interests of its subsidiaries; issuance of dividends; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

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

As of December 31, 2013, Peoples was in compliance with the applicable material covenants imposed by the Loan Agreement.
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
The putable, non-amortizing, fixed rate FHLB advances have original maturities ranging from 10 to 20 years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advance after the initial fixed rate periods ranging from 3 months to 5 years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. The amortizing, fixed rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from 10 to 20 years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.
At December 31, 2013, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2014	$6,498	3.73%
2015	6,250	3.74%
2016	6,046	3.75%
2017	5,880	3.76%
2018	81,482	3.49%
Thereafter	15,670	3.34%
Total long-term borrowings	$121,826	3.53%

Note 11. Stockholders’ Equity

The following table details the activity in shares of Peoples’ preferred, common and treasury stock during the years ended December 31:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		21,510	5,443
Changes related to deferred compensation plan:
Purchase of treasury stock			8,623
Reissuance of treasury stock			(9,209)
Repurchase of preferred shares	(39,000)
Common shares issued under dividend reinvestment plan		24,770
Common shares issued under Board of Directors' compensation plan		5,945	(2,429)
Shares at December 31, 2011	—	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares		14,552	4,270
Changes related to deferred compensation plan:
Purchase of treasury stock			3,918
Reissuance of treasury stock			(8,897)
Common shares issued under dividend reinvestment plan		18,849
Common shares issued under Board of Directors' compensation plan			(6,726)
Shares at December 31, 2012	—	11,155,648	607,688
Changes related to stock-based compensation awards:
Release of restricted common shares		31,246	6,862
Changes related to deferred compensation plan:
Purchase of treasury stock			3,652
Reissuance of treasury stock			(9,147)
Common shares issued under dividend reinvestment plan		19,682
Common shares issued under Board of Directors' compensation plan			(8,261)
Shares at December 31, 2013	—	11,206,576	600,794
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
Peoples repurchased the Warrant for a purchase price of $1.2 million in 2012.
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	9,477	(3,612)	5,865
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Current period change, net of tax	(547)	(211)	(758)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(318)	—	(318)
Realized loss due to settlement and curtailment, net of tax	—	175	175
Current period change, net of tax	(16,335)	2,580	(13,755)
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Note 12.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Effective July 1, 2013, a participant in the pension plan who is employed by Peoples may elect to receive or to commence receiving such person's retirement benefits as of the later of such person's normal retirement date or the first day of the month first following the date such person makes an election to receive his or her retirement benefits.
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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2013, and a statement of the funded status as of December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Obligation at January 1	$17,306	$16,505	$244	$224
Interest cost	543	599	5	10
Plan participants’ contributions	—	—	40	54
Actuarial loss	(2,333)	1,863	(85)	42
Benefit payments	(154)	(169)	(61)	(86)
Settlements	(639)	(1,492)	—	—
Obligation at December 31	$14,723	$17,306	$143	$244
Accumulated benefit obligation at December 31	$14,723	$17,306	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$10,019	$10,409	$—	$—
Actual return on plan assets	2,061	1,271	—	—
Employer contributions	—	—	21	32
Plan participants’ contributions	—	—	40	54
Benefit payments	(154)	(169)	(61)	(86)
Settlements	(639)	(1,492)	—	—
Fair value of plan assets at December 31	$11,287	$10,019	$—	$—
Funded status at December 31	$(3,436)	$(7,287)	$(143)	$(244)
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$—	$—	$—
Accrued benefit liability	$(3,436)	$(7,287)	$(143)	$(244)
Net amount recognized	$(3,436)	$(7,287)	$(143)	$(244)
Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Unrecognized prior service cost	$—	$—	$(2)	$2
Unrecognized net loss	3,533	6,260	(65)	15
Total	$3,533	$6,260	$(67)	$17
Weighted-average assumptions at year-end:
Discount rate	4.30%	3.30%	4.30%	3.30%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year are $131,000 of net loss.

Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	543	599	724	5	10	12
Expected return on plan assets	(659)	(756)	(1,033)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of net loss (gain)	189	162	75	(7)	(2)	(9)
Curtailment	—	—	—	—	—	—
Settlement of benefit obligation	270	835	815	—	—	—
Net periodic benefit cost	$343	$840	$581	$(2)	$8	$3

Weighted-average assumptions:
Discount rate	3.75%	4.00%	5.40%	3.30%	4.00%	5.70%
Expected return on plan assets	7.50%	7.50%	8.00%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, an 8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2013, grading down to an ultimate rate of 5% in 2026. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2013
Equity securities:
Mutual funds - equity	$8,863	$8,863	$—
Debt securities:
Mortgage-backed securities	97	—	97
Municipal obligations	649	—	649
Corporate bonds	357	357	—
Mutual funds - taxable income	901	901	—
Total fair value of pension assets	$10,867	$10,121	$746
December 31, 2012
Equity securities:
Mutual funds - equity	$7,545	$7,545	$—
Debt securities:
Mortgage-backed securities	157	—	157
Municipal obligations	932	—	932
Corporate bonds	363	363	—
Mutual funds - taxable income	599	599	—
Total fair value of pension assets	$9,596	$8,507	$1,089
Pension plan assets also included cash and cash equivalents of $400,000 and accrued income of $20,000 at December 31, 2013. Cash and cash equivalents were $401,000 and accrued income was $22,000 at December 31, 2012. For further information regarding levels of input used to measure fair value, please refer to Note 2.
Equity securities of Peoples' pension plan did not include any securities of Peoples or related parties in 2013 or 2012.
Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2014; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Postretirement Benefits
2014	$3,280	$21
2015	1,149	22
2016	1,158	22
2017	874	22
2018	925	12
2019 to 2023	4,120	50
Total	$11,506	$149
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants' contributions that did not exceed 3% of the participants'

compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants' contributions that do not exceed 2% of the participants' compensation. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $924,000, $758,000 and $763,000 in 2013, 2012 and 2011, respectively.
Note 13.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$10,179	35.0%	$10,469	35.0%	$5,890	34.3%
Differences in rate resulting from:
Tax-exempt interest income	(645)	(2.2)%	(565)	(1.9)%	(574)	(3.4)%
Investments in tax credit funds	(314)	(1.1)%	(387)	(1.3)%	(497)	(2.9)%
Bank owned life insurance	2,183	7.5%	(14)	(0.1)%	(44)	(0.3)%
Other, net	107	0.4%	22	0.1%	(179)	(0.9)%
Total income tax expense	$11,510	39.6%	$9,525	31.8%	$4,596	26.8%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Current income tax	$6,883	$5,004	$4,134
Deferred income tax	4,627	4,521	462
Total income tax expense	$11,510	$9,525	$4,596
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$8,014	$7,526
Tax credit carryforward	—	4,607
Available-for-sale securities	5,257	—
Investments	3,536	3,632
Accrued employee benefits	2,108	3,421
Other	769	516
Total deferred tax assets	$19,684	$19,702
Deferred tax liabilities:
Purchase accounting adjustments	6,442	5,460
Available-for-sale securities	—	3,711
Bank premises and equipment	1,968	1,536
Deferred loan income	1,769	1,442
Other	691	1,830
Total deferred tax liabilities	$10,870	$13,979
Net deferred tax asset	$8,814	$5,723
The tax credit carryforward at December 31, 2012 was fully utilized in 2013. No valuation allowance for deferred tax assets was required at December 31, 2013, as it is more likely than not that all of the deferred tax assets will be realized in future periods. The related federal income tax expense on securities transactions approximated $171,000 in 2013, $1,241,000 in 2012 and $166,000 in 2011.
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the year ended December 31, 2012. The years open to examination by state taxing authorities vary by jurisdiction.
Note 14.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2013	2012	2011
Distributed earnings allocated to common shareholders	$5,749	$4,770	$3,167
Undistributed earnings allocated to common shareholders	11,685	15,494	8,019
Net earnings allocated to common shareholders	$17,434	$20,264	$11,186

Weighted-average common shares outstanding	10,581,222	10,527,885	10,482,318
Effect of potentially dilutive common shares	98,195	401	—
Total weighted-average diluted common shares outstanding	10,679,417	10,528,286	10,482,318

Earnings per common share:
Basic	$1.65	$1.92	$1.07
Diluted	$1.63	$1.92	$1.07

Anti-dilutive common shares excluded from calculation:
Stock options and SARs	91,902	144,535	210,370
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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2013	2012
Home equity lines of credit	$49,533	$43,818
Unadvanced construction loans	30,203	11,839
Other loan commitments	137,661	113,868
Loan commitments	217,397	169,525

Standby letters of credit	$33,998	$35,373
Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $14.7 million and fair value of $0.7 million at December 31, 2013, and a notional value of $11.2 million and fair value of $1.4 million at December 31, 2012. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 16.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of deposit liabilities. Average required reserve balances were approximately $11.2 million and $5.8 million in 2013 and 2012, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2013, Peoples Bank had approximately $5.9 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2013.
As of December 31, 2013, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$184,457	13.8%	$176,224	15.4%
For capital adequacy	107,105	8.0%	91,355	8.0%
To be well capitalized	133,881	10.0%	114,194	10.0%
Tier 1 (2)
Actual	$166,217	12.4%	$160,604	14.1%
For capital adequacy	53,552	4.0%	45,678	4.0%
To be well capitalized	80,329	6.0%	68,516	6.0%
Tier 1 Leverage (3)
Actual	$166,217	8.5%	$160,604	8.8%
For capital adequacy	78,080	4.0%	72,775	4.0%
To be well capitalized	97,600	5.0%	90,969	5.0%
Net Risk-Weighted Assets	$1,338,811		$1,141,938

PEOPLES BANK
Total Capital (1)
Actual	$188,814	14.1%	$189,601	16.7%
For capital adequacy	106,961	8.0%	91,044	8.0%
To be well capitalized	133,701	10.0%	113,805	10.0%
Tier 1 (2)
Actual	$172,097	12.9%	$175,331	15.4%
For capital adequacy	53,480	4.0%	45,522	4.0%
To be well capitalized	80,220	6.0%	68,283	6.0%
Tier 1 Leverage (3)
Actual	$172,097	8.8%	$175,331	9.7%
For capital adequacy	77,830	4.0%	72,384	4.0%
To be well capitalized	97,288	5.0%	90,480	5.0%
Net Risk-Weighted Assets	$1,337,008		$1,138,054
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
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following summarizes the changes to Peoples' stock options for the year ended December 31, 2013:

	Number of Common Shares Subject to Options		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	101,594		$26.09
Expired	44,500		23.69
Outstanding at December 31	57,094		$27.96	1.4 years	$—
Exercisable at December 31	57,094	—	$27.96	1.4 years	$—
The following table summarizes Peoples’ stock options outstanding at December 31, 2013:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$23.59	to	$25.94	2,792	0.6 years	$25.41
$26.01	to	$27.74	20,334	1.0 year	27.08
$28.25	to	$28.26	17,632	1.8 years	28.25
$28.57	to	$30.00	16,336	1.7 years	29.17
Total			57,094	1.4 years	$27.96

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' SARs for the year ended December 31, 2013:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	22,849	$25.97
Forfeited	1,557	25.99
Outstanding at December 31	21,292	$25.96	3.7 years	$—
Exercisable at December 31	21,292	$25.96	3.7 years	$—
The following table summarizes Peoples’ SARs outstanding at December 31, 2013:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	3.6 years
$23.77	10,582	4.1 years
$29.25	8,710	3.1 years
Total	21,292	3.7 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2013, Peoples granted restricted common shares to non-employee directors with a six months time-based vesting period. Also during the first quarter of 2013, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that in order for the restricted common shares to vest on each of the three foregoing dates, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards in the year immediately preceding the vesting date. In addition, Peoples has granted restricted common shares during 2013 to attract and/or retain key employees with vesting periods ranging from one to three years.

The following summarizes the changes to Peoples’ restricted common shares for the period ended December 31, 2013:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	78,731	$16.36	17,865	$16.07
Awarded	10,500	21.75	72,706	21.82
Released	27,262	16.62	3,154	13.14
Forfeited	1,763	16.22	2,163	19.97
Outstanding at December 31	60,206	$17.18	85,254	$20.98

The total intrinsic value of restricted common shares released was $654,000, $77,000 and $307,000 in 2013, 2012 and 2011, respectively.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

(Dollars in thousands)	2013	2012	2011
Total stock-based compensation	$1,362	$942	$310
Recognized tax benefit	(477)	(330)	(109)
Net expense recognized	$885	$612	$201
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2013, 2012 and 2011. The fair value of restricted stock awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $824,000 at December 31, 2013, which will be recognized over a weighted-average period of 1.5 years. In 2012, the Board of Directors granted 8,490 unrestricted common shares to certain employees that did not already participate in the 2006 Equity Plan, which resulted in an additional $180,000 of stock-based compensation expense being recognized.
Note 18. Acquisitions

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
On October 11, 2013, Peoples completed its acquisition of Ohio Commerce Bank ("Ohio Commerce") for total cash consideration of $16.5 million. Ohio Commerce operates one full-service office in Beachwood, Ohio, and has been merged into Peoples' wholly-owned subsidiary, Peoples Bank. The acquisition is complete and was accounted for under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. The goodwill recognized will not be deductible for income tax purposes. As a result of the Ohio Commerce acquisition, Peoples acquired loans of $96.6 million and deposits of $110.9 million.
The balances and operations related to these acquisitions are included in Peoples' consolidated financial statements from the date of the acquisition. These acquisitions, individually and collectively, did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
Please refer to Note 7 for details of the changes in goodwill and intangible assets arising from the acquisitions.
On January 21, 2014, Peoples announced that it entered into an Agreement and Plan of Merger dated January 21, 2014 (the "Midwest Agreement") with Midwest Bancshares, Inc. (“Midwest”). The Midwest Agreement calls for Midwest to merge into Peoples, and for Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank.

Note 19.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	5,541	2,743
Receivable from subsidiary bank	828	482
Available-for-sale investment securities, at estimated fair value (amortized cost of $1,213 at December 31, 2013 and 2012, respectively)	4,548	4,106
Investments in subsidiaries:
Bank	205,167	214,385
Non-bank	30,527	29,893
Other assets	854	866
Total assets	$247,515	$252,525
Liabilities:
Accrued expenses and other liabilities	$6,815	$6,878
Long-term borrowings	19,147	23,919
Total liabilities	25,962	30,797
Common stockholders' equity	221,553	221,728
Total stockholders' equity	221,553	221,728
Total liabilities and stockholders' equity	$247,515	$252,525

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income:
Dividends from subsidiary bank	$15,000	$12,750	$25,500
Net gain on securities transactions	—	273	—
Net loss on other transactions	—	(1,033)	—
Interest and other income	132	205	175
Total income	15,132	12,195	25,675
Expenses:
Interest expense on junior subordinated debentures held by subsidiary trust	—	1,948	2,014
Intercompany management fees	1,257	1,049	921
Other expense	3,411	2,216	1,335
Total expenses	4,668	5,213	4,270
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	10,464	6,982	21,405
Applicable income tax benefit	(1,510)	(2,127)	(1,734)
Equity in (excess dividends from) undistributed earnings of subsidiaries	5,600	11,276	(10,584)
Net income	$17,574	$20,385	$12,555

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating activities
Net income	$17,574	$20,385	$12,555
Adjustment to reconcile net income to cash provided by operations:
(Equity in) excess dividends from undistributed earnings of subsidiaries	(5,600)	(11,276)	10,584
Gain on investment securities	—	(273)	—
Loss on debt extinguishment	—	1,033	—
Other, net	1,803	(663)	2,534
Net cash provided by operating activities	13,777	9,206	25,673
Investing activities
Net proceeds from sales and maturities of investment securities	—	273	25
Investment in subsidiaries	—	(9,815)	—
Change in receivable from subsidiary	(619)	3,814	(3,451)
Net cash used in investing activities	(619)	(5,728)	(3,426)
Financing activities
Proceeds from long-term borrowings	—	24,000	—
Payments on long-term borrowings	(4,800)	—	—
Repurchase of preferred shares	—	—	(39,000)
Redemption of junior subordinated debentures	—	(23,668)	—
Preferred stock dividends	—	—	(1,232)
Purchase of treasury stock	(228)	(1,357)	(187)
Proceeds from issuance of common stock	8	6	10
Cash dividends paid	(5,419)	(4,457)	(3,922)
Excess tax benefit for share-based payments	79	709	—
Net cash used in financing activities	(10,360)	(4,767)	(44,331)
Net increase (decrease) in cash and cash equivalents	2,798	(1,289)	(22,084)
Cash and cash equivalents at the beginning of year	2,793	4,082	26,166
Cash and cash equivalents at the end of year	$5,591	$2,793	$4,082
Supplemental cash flow information:
Interest paid	$915	$2,246	$1,981

Note 20.   Summarized Quarterly Information (Unaudited)

	2013
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$16,066	$16,111	$16,509	$18,385
Total interest expense	3,091	2,956	2,833	2,806
Net interest income	12,975	13,155	13,676	15,579
Recovery of loan losses	(1,065)	(1,462)	(919)	(964)
Net loss on asset disposals and other transactions	(5)	(6)	(19)	(125)
Net gain (loss) on investment securities	418	26	(1)	46
Other income	9,072	9,216	9,586	9,346
Intangible asset amortization	189	164	180	274
Acquisition-related expenses	65	37	182	1,128
Other expenses	15,931	16,221	16,901	16,993
Income tax expense	2,318	2,510	4,381	2,301
Net income	$5,022	$4,921	$2,517	$5,114
Earnings per common share - Basic	$0.47	$0.46	$0.24	$0.48
Earnings per common share - Diluted	$0.47	$0.46	$0.23	$0.47
Weighted-average common shares outstanding - Basic	10,556,261	10,576,643	10,589,126	10,602,266
Weighted-average common shares outstanding - Diluted	10,571,383	10,597,033	10,692,555	10,718,465

	2012
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$17,612	$17,341	$16,942	$17,575
Total interest expense	4,180	3,729	3,621	3,465
Net interest income	13,432	13,612	13,321	14,110
Recovery of loan losses	(2,137)	(1,120)	(956)	(503)
Net loss on asset disposals and other transactions	(3,062)	(43)	(161)	(1,060)
Net gain on investment securities	3,163	—	112	273
Other income	9,082	8,498	8,572	8,819
Intangible asset amortization	107	109	134	159
Acquisition-related expenses	2	231	265	71
Other expenses	14,907	15,346	15,267	16,876
Income tax expense	3,079	2,471	2,310	1,665
Net income	$6,657	$5,030	$4,824	$3,874
Earnings per common share - Basic	$0.63	$0.47	$0.45	$0.36
Earnings per common share - Diluted	$0.63	$0.47	$0.45	$0.36
Weighted-average common shares outstanding - Basic	10,513,388	10,524,429	10,530,800	10,542,810
Weighted-average common shares outstanding - Diluted	10,513,388	10,524,429	10,530,876	10,542,810

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 24, 2014 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2013 Annual Meeting of Shareholders held on April 25, 2013.
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
In accordance with the requirements of Rule 5610 of the NASDAQ Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Corporate Governance” page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2013”, “GRANTS OF PLAN-BASED AWARDS FOR 2013”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013”, “OPTION EXERCISES AND STOCK VESTED FOR 2013”, “PENSION BENEFITS FOR 2013”, “NONQUALIFIED DEFERRED COMPENSATION FOR 2013”, “OTHER POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2013, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);

(ii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);

(iii)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);

(iv)	the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Plan”); and

(v)	the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	318,113	(1)	$27.42	(2)	512,476	(3)

Equity compensation plans not approved by shareholders	—		—		—
Total	318,113		$27.42		512,476

(1)
Includes an aggregate of 92,709 common shares issuable upon exercise of options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 157,330 restricted common shares subject to time-based or performance-based vesting restrictions, and 68,074 common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted stock awards or bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 512,476 common shares remaining available for future grants under the 2006 Plan at December 31, 2013. No common shares were available for future grants under the 1995 Plan, the 1998 Plan and the 2002 Plan at

December 31, 2013. No amount is included for potential future allocations to participants' bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in Note 17 of the Notes to the Consolidated Financial Statements.
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
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 115.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 115.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 27, 2014	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/27/2014
Charles W. Sulerzyski

/s/ EDWARD G. SLOANE		Executive Vice President, Chief Financial Officer	2/27/2014
Edward G. Sloane		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/27/2014
Tara M. Abraham

/s/ CARL L. BAKER, JR.*		Director	2/27/2014
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*		Director	2/27/2014
George W. Broughton

/s/ RICHARD FERGUSON*		Chairman of the Board and Director	2/27/2014
Richard Ferguson

/s/ JAMES S. HUGGINS*		Director	2/27/2014
James S. Huggins

/s/ BRENDA F. JONES, M.D.*		Director	2/27/2014
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Director	2/27/2014
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/27/2014
Susan D. Rector

/s/ THEODORE P. SAUBER*		Director	2/27/2014
Theodore P. Sauber

/s/ THOMAS J. WOLF*		Director	2/27/2014
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 27th day of February, 2014.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

10.1(c)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.7	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”)

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K

10.9	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”)

10.10	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935)

10.11	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K

10.13	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1999 Form 10-K

10.14	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246)

10.15	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”)

10.16	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K

10.17	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K

10.18	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K

10.19	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.20	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.21	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.22	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by shareholders on April 25, 2013; sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan")*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 26, 2013 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.23	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772)

10.24	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”)

10.25	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.26	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after June 27, 2013	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772) ("Peoples' June 30, 2013 Form 10-Q")

10.27	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) to be used for grants on and after June 27, 2013	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2013 Form 10-Q

10.28	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.29	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after July 25, 2013	Incorporated herein by reference to Exhibit 10.5 to Peoples' June 30, 2013 Form 10-Q

10.30	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.31	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K

10.32	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.33	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Incorporated herein by reference to Exhibit 10.31 to Peoples' 2009 Form 10-K

10.34	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-16772)

10.35	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.36
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.8 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.37
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. (from January 1, 2012 to July 24, 2013)*
Incorporated herein by reference to Exhibit 10.41 to Peoples’ 2011 Form 10-K

10.38
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for executives used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. (from January 1, 2012 to June 26, 2013)*
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.39
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement for executives used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2012 Form 10-Q

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements.