Form 10-Q
period 2014-03-31
PEOPLES BANCORP INC
filed 2014-04-23
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,899,941 common shares, without par value, at April 22, 2014.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$41,279	$36,016
Interest-bearing deposits in other banks	23,405	17,804
Total cash and cash equivalents	64,684	53,820
Available-for-sale investment securities, at fair value (amortized cost of $598,445 at March 31, 2014 and $621,126 at December 31, 2013)	592,097	606,108
Held-to-maturity investment securities, at amortized cost (fair value of $47,599 at March 31, 2014 and $46,094 at December 31, 2013)	48,803	49,222
Other investment securities, at cost	21,299	25,196
Total investment securities	662,199	680,526
Loans, net of deferred fees and costs	1,226,506	1,196,234
Allowance for loan losses	(16,870)	(17,065)
Net loans	1,209,636	1,179,169
Loans held for sale	2,947	1,688
Bank premises and equipment, net	30,551	29,809
Goodwill	70,520	70,520
Other intangible assets	6,768	7,083
Other assets	30,948	36,493
Total assets	$2,078,253	$2,059,108
Liabilities
Deposits:
Non-interest-bearing	$417,629	$409,891
Interest-bearing	1,215,436	1,170,867
Total deposits	1,633,065	1,580,758
Short-term borrowings	68,777	113,590
Long-term borrowings	120,164	121,826
Accrued expenses and other liabilities	25,671	21,381
Total liabilities	1,847,677	1,837,555
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,260,232 shares issued at March 31, 2014 and 11,206,576 shares issued at December 31, 2013, including shares in treasury	169,503	168,869
Retained earnings	84,058	80,898
Accumulated other comprehensive loss, net of deferred income taxes	(7,956)	(13,244)
Treasury stock, at cost, 602,663 shares at March 31, 2014 and 600,794 shares at December 31, 2013	(15,029)	(14,970)
Total stockholders’ equity	230,576	221,553
Total liabilities and stockholders’ equity	$2,078,253	$2,059,108

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest Income:
Interest and fees on loans	$13,373	$11,454
Interest and dividends on taxable investment securities	4,340	4,215
Interest on tax-exempt investment securities	416	379
Other interest income	23	18
Total interest income	18,152	16,066
Interest Expense:
Interest on deposits	1,568	1,939
Interest on short-term borrowings	32	13
Interest on long-term borrowings	1,072	1,139
Total interest expense	2,672	3,091
Net interest income	15,480	12,975
Provision for (recovery of) loan losses	8	(1,065)
Net interest income after provision for (recovery of) loan losses	15,472	14,040
Other Income:
Insurance income	4,116	2,878
Deposit account service charges	2,111	2,057
Trust and investment income	1,847	1,702
Electronic banking income	1,539	1,419
Mortgage banking income	227	718
Net (loss) gain on investment securities	(30)	418
Net gain (loss) on asset disposals and other transactions	11	(5)
Other non-interest income	455	298
Total other income	10,276	9,485
Other Expenses:
Salaries and employee benefit costs	10,792	8,717
Net occupancy and equipment	1,816	1,858
Electronic banking expense	1,082	840
Professional fees	854	894
Data processing and software	570	461
Marketing expense	459	450
Franchise tax	385	413
Communication expense	359	303
Amortization of other intangible assets	263	189
FDIC insurance	260	280
Foreclosed real estate and other loan expenses	215	217
Other non-interest expense	1,762	1,563
Total other expenses	18,817	16,185
Income before income taxes	6,931	7,340
Income tax expense	2,148	2,318
Net income	$4,783	$5,022
Earnings per share - basic	$0.45	$0.47
Earnings per share - diluted	$0.44	$0.47
Weighted-average number of shares outstanding - basic	10,636,089	10,556,261
Weighted-average number of shares outstanding - diluted	10,740,884	10,571,383
Cash dividends declared	$1,623	$1,295
Cash dividends declared per share	$0.15	$0.12
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net income	$4,783	$5,022
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	8,640	457
Related tax expense	(3,024)	(160)
Less: reclassification adjustment for net (loss) gain included in net income	(30)	418
Related tax benefit (expense)	11	(146)
Net effect on other comprehensive income (loss)	5,635	25
Defined benefit plans:
Net loss arising during the period	(1,053)	—
Related tax benefit	370	—
Amortization of unrecognized loss and service cost on benefit plans	31	45
Related tax expense	(11)	(16)
Recognition of loss due to settlement and curtailment	486	—
Related tax expense	(170)	—
Net effect on other comprehensive income (loss)	(347)	29
Total other comprehensive income (loss), net of tax	5,288	54
Total comprehensive income	$10,071	$5,076

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income		4,783			4,783
Other comprehensive income, net of tax			5,288		5,288
Cash dividends declared		(1,623)			(1,623)
Tax benefit from exercise of stock options	43				43
Reissuance of treasury stock for deferred compensation plan				148	148
Purchase of treasury stock				(266)	(266)
Common shares issued under dividend reinvestment plan	108				108
Reissuance of treasury stock under Board of Directors' compensation plan	(7)			59	52
Stock-based compensation expense	490				490
Balance, March 31, 2014	$169,503	$84,058	$(7,956)	$(15,029)	$230,576

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$10,331	$10,757
Investing activities:
Available-for-sale investment securities:
Purchases	(33,014)	(67,397)
Proceeds from sales	41,565	69,114
Proceeds from principal payments, calls and prepayments	15,642	31,446
Held-to-maturity investment securities:
Purchases	—	(3,231)
Proceeds from principal payments	312	116
Net (increase) decrease in loans	(29,981)	5,607
Net expenditures for premises and equipment	(1,674)	(1,776)
Proceeds from sales of other real estate owned	138	16
Proceeds from bank owned life insurance contracts	3,067	1,441
Business acquisitions, net of cash received	—	(1,524)
Investment in limited partnership and tax credit funds	358	—
Net cash (used in) provided by investing activities	(3,587)	33,812
Financing activities:
Net increase in non-interest-bearing deposits	7,738	23,816
Net increase in interest-bearing deposits	44,601	12,805
Net decrease in short-term borrowings	(44,813)	(15,374)
Payments on long-term borrowings	(1,668)	(1,756)
Cash dividends paid	(1,517)	(1,201)
Purchase of treasury stock	(266)	(31)
Proceeds from issuance of shares	2	1
Excess tax benefit from share-based payments	43	27
Net cash provided by financing activities	4,120	18,287
Net increase in cash and cash equivalents	10,864	62,856
Cash and cash equivalents at beginning of period	53,820	62,542
Cash and cash equivalents at end of period	$64,684	$125,398

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. ("Peoples") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2013 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2014, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2013 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  Peoples’ insurance income includes contingent performance-based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year. For the three months ended March 31, 2014 and 2013, the amount of contingent performance-based insurance commissions recognized totaled $1.2 million and $504,000, respectively.
New Accounting Pronouncements: In January 2014, the Financial Accounting Standards Board issued an accounting standards update allowing entities to make an accounting policy election with respect to using the proportional amortization method for investments in qualified affordable housing projects, if certain conditions are met. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples’ Consolidated Financial Statements.
Also in January 2014, the Financial Accounting Standards Board issued an accounting standards update clarifying guidance for in substance repossessions and foreclosures, and requiring additional disclosures regarding foreclosed residential real estate property and recorded investments in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples’ Consolidated Financial Statements.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following at March 31, 2014:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
March 31, 2014
Obligations of:
U.S. Treasury and government agencies	$19	$—	$19	$—
U.S. government sponsored agencies	295	—	295	—
States and political subdivisions	51,668	—	51,668	—
Residential mortgage-backed securities	500,516	—	500,516	—
Commercial mortgage-backed securities	26,750	—	26,750	—
Bank-issued trust preferred securities	7,995	—	7,995	—
Equity securities	4,854	4,719	135	—
Total available-for-sale securities	$592,097	$4,719	$587,378	$—
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$20	$—
U.S. government sponsored agencies	319	—	319	—
States and political subdivisions	50,962	—	50,962	—
Residential mortgage-backed securities	510,097	—	510,097	—
Commercial mortgage-backed securities	32,304	—	32,304	—
Bank-issued trust preferred securities	7,829	—	7,829	—
Equity securities	4,577	4,443	134	—
Total available-for-sale securities	$606,108	$4,443	$601,665	$—
Held-to-maturity securities reported at fair value comprised the following at March 31, 2014:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Obligations of:
States and political subdivisions	$4,037	$—	$4,037	$—
Residential mortgage-backed securities	36,030	—	36,030	—
Commercial mortgage-backed securities	7,532	—	7,532	—
Total held-to-maturity securities	$47,599	$—	$47,599	$—
December 31, 2013
Obligations of:
States and political subdivisions	$3,929	$—	$3,929	$—
Residential mortgage-backed securities	34,530	—	34,530	—
Commercial mortgage-backed securities	7,635	—	7,635	—
Total held-to-maturity securities	$46,094	$—	$46,094	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in their overall assessment of the reasonableness of the fair values provided and challenges prices when it believes a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2014, impaired loans were measured and reported with an outstanding principal balance and fair value of $1.3 million.  For the three months ended March 31, 2014, Peoples recognized losses of $28,000 on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,684	$64,684	$53,820	$53,820
Investment securities	662,199	660,995	680,526	677,398
Loans	1,212,583	1,193,525	1,180,857	1,165,560
Financial liabilities:
Deposits	$1,633,065	$1,639,212	$1,580,758	$1,587,448
Short-term borrowings	68,777	68,777	113,590	113,590
Long-term borrowings	120,164	126,662	121,826	128,205
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
 Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3 inputs).  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Obligations of:
U.S. Treasury and government agencies	$19	$—	$—	$19
U.S. government sponsored agencies	287	8	—	295
States and political subdivisions	50,365	1,814	(511)	51,668
Residential mortgage-backed securities	510,072	5,186	(14,742)	500,516
Commercial mortgage-backed securities	27,885	—	(1,135)	26,750
Bank-issued trust preferred securities	8,513	2	(520)	7,995
Equity securities	1,304	3,635	(85)	4,854
Total available-for-sale securities	$598,445	$10,645	$(16,993)	$592,097
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$20
U.S. government sponsored agencies	308	11	—	319
States and political subdivisions	50,509	1,480	(1,027)	50,962
Residential mortgage-backed securities	527,283	5,334	(22,520)	510,097
Commercial mortgage-backed securities	33,256	274	(1,226)	32,304
Bank-issued trust preferred securities	8,508	—	(679)	7,829
Equity securities	1,242	3,421	(86)	4,577
Total available-for-sale securities	$621,126	$10,520	$(25,538)	$606,108
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both March 31, 2014 and December 31, 2013.  During the third quarter of 2013, Peoples also classified certain mutual funds as equity securities, which are intended for the payment of benefits under a deferred compensation plan for certain key officers of Peoples. At March 31, 2014, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Gross gains realized	$514	$2,045
Gross losses realized	544	1,627
Net (loss) gain realized	$(30)	$418
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2014
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	12,445	251	18	5,440	260	9	17,885	511
Residential mortgage-backed securities	279,545	9,400	60	83,715	5,342	26	363,260	14,742
Commercial mortgage-backed securities	19,556	696	4	7,194	439	2	26,750	1,135
Bank-issued trust preferred securities	2,103	7	1	3,485	513	4	5,588	520
Equity securities	—	—	—	90	85	1	90	85
Total	$313,649	$10,354	83	$99,924	$6,639	42	$413,573	$16,993
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	15,848	659	22	6,180	368	10	22,028	1,027
Residential mortgage-backed securities	310,315	16,709	75	57,440	5,811	20	367,755	22,520
Commercial mortgage-backed securities	19,560	779	4	7,205	447	2	26,765	1,226
Bank-issued trust preferred securities	2,013	90	1	4,803	589	4	6,816	679
Equity securities	—	—	—	97	86	2	97	86
Total	$347,736	$18,237	102	$75,725	$7,301	38	$423,461	$25,538
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2014, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2014 and December 31, 2013, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2014, approximately 98% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 2%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the four positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the four bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2014 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2014.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$19	$—	$—	$19
U.S. government sponsored agencies	287	—	—	—	287
States and political subdivisions	350	4,232	20,099	25,684	50,365
Residential mortgage-backed securities	18	7,384	35,814	466,856	510,072
Commercial mortgage-backed securities	—	—	23,120	4,765	27,885
Bank-issued trust preferred securities	—	—	—	8,513	8,513
Equity securities					1,304
Total available-for-sale securities	$655	$11,635	$79,033	$505,818	$598,445
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$19	$—	$—	$19
U.S. government sponsored agencies	295	—	—	—	295
States and political subdivisions	355	4,483	20,703	26,127	51,668
Residential mortgage-backed securities	18	7,574	34,897	458,027	500,516
Commercial mortgage-backed securities	—	—	22,063	4,687	26,750
Bank-issued trust preferred securities	—	—	—	7,995	7,995
Equity securities					4,854
Total available-for-sale securities	$668	$12,076	$77,663	$496,836	$592,097
Total average yield	4.14%	4.78%	2.86%	2.74%	2.81%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Obligations of:
States and political subdivisions	$3,848	$200	$(11)	$4,037
Residential mortgage-backed securities	37,151	50	(1,171)	36,030
Commercial mortgage-backed securities	7,804	—	(272)	7,532
Total held-to-maturity securities	$48,803	$250	$(1,454)	$47,599
December 31, 2013
Obligations of:
States and political subdivisions	$3,850	$91	$(12)	$3,929
Residential mortgage-backed securities	37,536	35	(3,041)	34,530
Commercial mortgage-backed securities	7,836	2	(203)	7,635
Total held-to-maturity securities	$49,222	$128	$(3,256)	$46,094
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2014 and 2013.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2014
Obligations of:
States and political subdivisions	$322	$11	1	$—	$—	—	$322	$11
Residential mortgage-backed securities	23,392	542	6	10,624	629	2	34,016	1,171
Commercial mortgage-backed securities	7,532	272	2	—	—	—	7,532	272
Total	$31,246	$825	9	$10,624	$629	2	$41,870	$1,454
December 31, 2013
Obligations of:
States and political subdivisions	$321	$12	1	$—	$—	—	$321	$12
Residential mortgage-backed securities	$31,341	$2,908	7	$1,181	$133	1	$32,522	$3,041
Commercial mortgage-backed securities	6,547	203	1	—	—	—	6,547	203
Total	$38,209	$3,123	9	$1,181	$133	1	$39,390	$3,256
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2014.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$333	$3,515	$3,848
Residential mortgage-backed securities	—	—	522	36,629	37,151
Commercial mortgage-backed securities	—	—	—	7,804	7,804
Total held-to-maturity securities	$—	$—	$855	$47,948	$48,803
Fair value
Obligations of:
States and political subdivisions	$—	$—	$322	$3,715	$4,037
Residential mortgage-backed securities	—	—	504	35,526	36,030
Commercial mortgage-backed securities	—	—	—	7,532	7,532
Total held-to-maturity securities	$—	$—	$826	$46,773	$47,599
Total average yield	—%	—%	2.60%	2.74%	2.74%
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $326.0 million and $303.8 million at March 31, 2014 and December 31, 2013, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Additionally, Peoples had pledged held-to-maturity investment securities with carrying values of $23.2 million and $21.4 million at March 31, 2014 and December 31, 2013, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $15.6 million and $16.2 million at March 31, 2014 and December 31, 2013, respectively, and held-to-maturity securities with carrying values of $25.6 million and $25.9 million at March 31, 2014 and December 31, 2013, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial real estate, construction	$55,935	$47,539
Commercial real estate, other	458,580	450,170
Commercial real estate	514,515	497,709
Commercial and industrial	233,329	232,754
Residential real estate	268,794	268,617
Home equity lines of credit	60,319	60,076
Consumer	143,541	135,018
Deposit account overdrafts	6,008	2,060
Total loans	$1,226,506	$1,196,234
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial real estate	$937	$963
Commercial and industrial	63	78
Residential real estate	1,183	1,236
Consumer	—	—
Total outstanding balance	$2,183	$2,277
Net carrying amount	$1,781	$1,875
Changes in the accretable yield for the three months ended March 31, 2014 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2013	$1,654
Accretion	(268)
Balance, March 31, 2014	$1,386
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $264.4 million and $259.1 million at March 31, 2014 and December 31, 2013, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $107.6 million and $113.0 million at March 31, 2014 and December 31, 2013, respectively.
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

	Nonaccrual Loans		Accruing Loans 90+ Days Past Due
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial real estate, construction	$96	$96	$—	$—
Commercial real estate, other	3,810	3,717	—	—
Commercial real estate	3,906	3,813	—	—
Commercial and industrial	640	708	—	—
Residential real estate	3,931	3,215	29	37
Home equity lines of credit	329	87	129	873
Consumer	—	58	1	—
Total	$8,806	$7,881	$159	$910
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2014
Commercial real estate, construction	$98	$—	$96	$194	$55,741	$55,935
Commercial real estate, other	1,342	568	1,242	3,152	455,428	458,580
Commercial real estate	1,440	568	1,338	3,346	511,169	514,515
Commercial and industrial	1,387	15	556	1,958	231,371	233,329
Residential real estate	3,926	736	2,049	6,711	262,083	268,794
Home equity lines of credit	200	15	205	420	59,899	60,319
Consumer	468	134	1	603	142,938	143,541
Deposit account overdrafts	30	—	—	30	5,978	6,008
Total	$7,451	$1,468	$4,149	$13,068	$1,213,438	$1,226,506
December 31, 2013
Commercial real estate, construction	$1,340	$—	$—	$1,340	$46,199	$47,539
Commercial real estate, other	432	679	1,249	2,360	447,810	450,170
Commercial real estate	1,772	679	1,249	3,700	494,009	497,709
Commercial and industrial	171	90	127	388	232,366	232,754
Residential real estate	5,445	1,509	1,452	8,406	260,211	268,617
Home equity lines of credit	254	65	929	1,248	58,828	60,076
Consumer	976	165	58	1,199	133,819	135,018
Deposit account overdrafts	47	—	—	47	2,013	2,060
Total	$8,665	$2,508	$3,815	$14,988	$1,181,246	$1,196,234
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2014
Commercial real estate, construction	$52,531	$—	$67	$—	$3,337	$55,935
Commercial real estate, other	436,597	9,387	11,804	—	792	458,580
Commercial real estate	489,128	9,387	11,871	—	4,129	514,515
Commercial and industrial	212,903	10,082	9,851	493	—	233,329
Residential real estate	25,847	2,640	7,541	—	232,766	268,794
Home equity lines of credit	837	—	1,187	—	58,295	60,319
Consumer	65	4	20	—	143,452	143,541
Deposit account overdrafts	—	—	—	—	6,008	6,008
Total	$728,780	$22,113	$30,470	$493	$444,650	$1,226,506
December 31, 2013
Commercial real estate, construction	$43,407	$148	$68	$—	$3,916	$47,539
Commercial real estate, other	423,313	13,433	12,921	—	503	450,170
Commercial real estate	466,720	13,581	12,989	—	4,419	497,709
Commercial and industrial	212,193	6,013	14,006	542	—	232,754
Residential real estate	26,822	2,787	8,094	4	230,910	268,617
Home equity lines of credit	844	—	1,014	—	58,218	60,076
Consumer	50	5	24	—	134,939	135,018
Deposit account overdrafts	—	—	—	—	2,060	2,060
Total	$706,629	$22,386	$36,127	$546	$430,546	$1,196,234
Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2014
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	5,570	1,132	2,321	3,453	111	3,166	4
Commercial real estate	5,570	$1,132	$2,321	$3,453	$111	$3,166	$4
Commercial and industrial	527	526	—	526	526	550	—
Residential real estate	3,538	—	3,310	3,310	—	3,090	33
Home equity lines of credit	519	—	519	519	—	410	4
Consumer	153	—	153	153	—	128	2
Total	$10,307	$1,658	$6,303	$7,961	$637	$7,344	$43
December 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	4,970	1,150	1,729	2,879	83	4,586	6
Commercial real estate	4,970	$1,150	$1,729	$2,879	$83	$4,586	$6
Commercial and industrial	617	575	5	580	575	278	1
Residential real estate	3,498	—	3,280	3,280	—	2,800	86
Home equity lines of credit	347	—	347	347	—	327	12
Consumer	182	—	182	182	—	127	15
Total	$9,614	$1,725	$5,543	$7,268	$658	$8,118	$120
At March 31, 2014, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three months ended March 31, 2014 and 2013.

		Three Months Ended
		Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At March 31, 2014
Commercial real estate, other	1	$511	$511	$503
Residential real estate	8	$496	$497	$496
Home equity lines of credit	2	$47	$47	$47
Consumer	5	$64	$64	$64

		Three Months Ended
		Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At March 31, 2013
Residential real estate	6	$180	$180	$180
Home equity lines of credit	1	$25	$25	$25
Consumer	10	$69	$69	$69

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the three months ended March 31, 2014 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification). There were no such loans during the three months ended March 31, 2013.

	March 31, 2014
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Residential real estate	2	$91	$—
Total	2	$91	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	—	(49)	(137)	(20)	(302)	(110)	(618)
Recoveries	112	5	38	6	184	70	415
Net recoveries (charge-offs)	112	(44)	(99)	(14)	(118)	(40)	(203)
Provision for loan losses	—	—	—	—	—	8	8
Balance, March 31, 2014	$13,327	$2,130	$782	$329	$198	$104	$16,870

Period-end amount allocated to:
Loans individually evaluated for impairment	$111	$526	$—	$—	$—	$—	$637
Loans collectively evaluated for impairment	13,216	1,604	782	329	198	104	16,233
Ending balance	$13,327	$2,130	$782	$329	$198	$104	$16,870

Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(566)	—	(134)	(2)	(159)	(130)	(991)
Recoveries	1,374	17	116	8	104	65	1,684
Net recoveries (charge-offs)	808	17	(18)	6	(55)	(65)	693
Recovery of loan losses	(1,050)	—	—	—	—	(15)	(1,065)
Balance, March 31, 2013	$13,973	$1,750	$783	$485	$383	$65	$17,439

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,226	$315	$77	$—	$—	$—	$1,618
Loans collectively evaluated for impairment	12,747	1,435	706	485	383	65	15,821
Ending balance	$13,973	$1,750	$783	$485	$383	$65	$17,439

Note 5. Stockholders’ Equity

The following table details the progression in shares of Peoples’ common and treasury stock during the three months ended March 31, 2014:

	Common Stock	Treasury Stock
Shares at December 31, 2013	11,206,576	600,794
Changes related to stock-based compensation awards:
Release of restricted shares	48,621	11,189
Changes related to deferred compensation plan:
Purchase of treasury stock		894
Reissuance of treasury stock		(7,910)
Shares issued under dividend reinvestment plan	5,035
Reissuance of treasury stock under Board of Directors' compensation plan	—	(2,304)
Shares at March 31, 2014	11,260,232	602,663
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors. At March 31, 2014, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the three months ended March 31, 2014:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	19	—	19
Realized loss due to settlement and curtailment, net of tax	—	316	316
Other comprehensive income (loss), net of reclassifications and tax	5,616	(663)	4,953
Balance, March 31, 2014	$(4,126)	$(3,830)	$(7,956)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest cost	$143	$133
Expected return on plan assets	(169)	(165)
Amortization of net loss	33	52
Settlement of benefit obligation	486	—
Net periodic cost	$493	$20

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest cost	$1	$2
Amortization of net loss	(2)	—
Net periodic (benefit) cost	$(1)	$2
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
In the first quarter of 2014, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of January 1, 2014 as part of the calculation of the settlement loss recognized.

The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the three months ended March 31, 2014:

	As of	March 31, 2014
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2013
Projected benefit obligation	$14,723	$15,856	$(1,196)	$14,660
Fair value of plan assets	11,287	11,369	(1,196)	10,173
Funded status	$(3,436)	$(4,487)	$—	$(4,487)

Gross unrealized loss	$5,436	$6,480	$(486)	$5,994

Assumptions:
Discount rate	4.30%	3.90%		3.90%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 7.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted share awards to employees and non-employee directors. The total number of shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of shares that can be issued for incentive stock options is 800,000 shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted shares and stock appreciation rights (“SARs”) to be settled in shares to employees and restricted shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, shares are issued from authorized but unissued shares.
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date.
The following summarizes the changes to Peoples' stock options for the period ended March 31, 2014:

	Number of Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	57,094	$27.96
Expired	7,728	28.52
Outstanding at March 31	49,366	$27.87	1.4 years	$1,000
Exercisable at March 31	49,366	$27.87	1.4 years	$1,000

The following table summarizes Peoples’ stock options outstanding at March 31, 2014:

			Options Outstanding & Exercisable
Range of Exercise Prices			Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$23.59	to	$25.94	2,792	0.4 years	$25.41
$26.01	to	$27.74	20,334	0.7 years	27.08
$28.25	to	$28.26	15,040	1.9 years	28.25
$28.57	to	$30.00	11,200	2.2 years	29.40
Total			49,366	1.4 years	$27.87
Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ shares on the date of grant and will be settled using shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' SARs for the period ended March 31, 2014:

	Number of Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Forfeited	—	—
Outstanding at March 31	21,292	$25.96	3.4 years	$13,000
Exercisable at March 31	21,292	$25.96	3.4 years	$13,000
The following table summarizes Peoples’ SARs outstanding at March 31, 2014:

Exercise Price	Number of Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	3.3 years
$23.77	10,582	3.9 years
$29.25	8,710	2.9 years
Total	21,292	3.4 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted shares to officers, key employees and non-employee directors.  In general, the restrictions on shares awarded to non-employee directors expire after six months, while the restrictions on shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2014, Peoples granted restricted shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that Peoples has net income greater than zero and maintains a well-capitalized status by regulatory standards.

The following summarizes the changes to Peoples’ restricted shares for the period ended March 31, 2014:

	Time-Based Vesting		Performance-Based Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	60,206	$17.18	85,254	$20.98
Awarded	2,000	22.79	83,514	21.68
Released	10,994	16.93	37,746	19.93
Forfeited	—	—	100	21.68
Outstanding at March 31	51,212	$17.46	130,922	$21.73

For the three months ended March 31, 2014, the total intrinsic value of restricted shares released was $1,064,000.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Total stock-based compensation	$490	$297
Recognized tax benefit	(172)	(104)
Net expense recognized	$318	$193
Total unrecognized stock-based compensation expense related to unvested awards was $2.0 million at March 31, 2014, which will be recognized over a weighted-average period of 1.7 years.
Note 8.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Distributed earnings allocated to shareholders	$1,605	$1,275
Undistributed earnings allocated to shareholders	3,146	3,702
Net earnings allocated to shareholders	$4,751	$4,977

Weighted-average shares outstanding	10,636,089	10,556,261
Effect of potentially dilutive shares	104,795	15,122
Total weighted-average diluted shares outstanding	10,740,884	10,571,383

Earnings per share:
Basic	$0.45	$0.47
Diluted	$0.44	$0.47

Anti-dilutive shares excluded from calculation:
Stock options and SARs	73,422	116,566

Note 9. Acquisitions

On January 21, 2014, Peoples entered into an Agreement and Plan of Merger (the "Midwest Agreement") with Midwest Bancshares, Inc. (“Midwest”). The Midwest Agreement calls for Midwest to merge into Peoples, and for Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. This transaction is expected to close during the second quarter of 2014.
On April 4, 2014, Peoples entered into an Agreement and Plan of Merger (the "Ohio Heritage Agreement") with Ohio Heritage Bancorp, Inc. (“Ohio Heritage”). The Ohio Heritage Agreement calls for Ohio Heritage to merge into Peoples, and for Ohio Heritage's wholly-owned subsidiary, Ohio Heritage Bank, which operates six full-service branches in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. This transaction is expected to close during the third quarter of 2014.
On April 21, 2014, Peoples entered into an Agreement and Plan of Merger (the "North Akron Agreement") with North Akron Savings Bank (“North Akron”), which operates four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio. The North Akron Agreement calls for North Akron to merge into Peoples’ wholly-owned subsidiary, Peoples Bank. This transaction is expected to close during the fourth quarter of 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2014	2013
SIGNIFICANT RATIOS
Return on average stockholders' equity	8.56%	9.18%
Return on average assets	0.95%	1.06%
Net interest margin	3.35%	3.10%
Efficiency ratio (a)	71.13%	71.61%
Pre-provision net revenue to average assets (b)	1.38%	1.24%
Average stockholders' equity to average assets	11.05%	11.58%
Average loans to average deposits	76.94%	65.36%
Dividend payout ratio	33.91%	25.79%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	0.73%	1.32%
Nonperforming assets as a percent of total assets (c)(d)	0.47%	0.71%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	0.79%	1.41%
Allowance for loan losses as a percent of loans, net of deferred fees and costs (c)(d)	1.38%	1.78%
Allowance for loan losses to nonperforming loans (c)(d)	188.19%	133.96%
Provision for (recovery of) loan losses as a percent of average total loans	—%	(0.44)%
Net charge-offs (recoveries) as a percentage of average total loans (annualized)	0.07%	(0.29)%
CAPITAL RATIOS (d)
Tier 1	12.56%	14.69%
Total (Tier 1 and Tier 2)	13.92%	16.05%
Tier 1 leverage	8.56%	8.90%
Tangible equity to tangible assets (e)	7.66%	8.35%
PER SHARE DATA
Earnings per share – Basic	$0.45	$0.47
Earnings per share – Diluted	0.44	0.47
Cash dividends declared per share	0.15	0.12
Book value per share (d)	21.63	21.39
Tangible book value per share (d)(e)	$14.38	$14.77
Weighted-average number of shares outstanding – Basic	10,636,089	10,556,261
Weighted-average number of shares outstanding – Diluted	10,740,884	10,571,383
Shares outstanding at end of period	10,657,569	10,568,147

(a)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals and other transactions).

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

Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the recently completed acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to complete and, if completed, successfully integrate future acquisitions, including the pending mergers of Midwest, Ohio Heritage and North Akron with and into Peoples;

(3)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(4)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Federal Reserve Board, which may adversely impact interest margins and interest rate sensitivity;

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

(10)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(11)	Peoples' ability to receive dividends from its subsidiaries;

(12)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

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

(16)	the overall adequacy of Peoples' risk management program; and

(17)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosure under "ITEM 1A. RISK FACTORS" of Peoples’ 2013 Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples Bancorp Inc.’s website – www.peoplesbancorp.com under the “Investor Relations” section.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2013 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 49 financial service locations and 47 ATMs in northeastern, central and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”) and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2014, which were unchanged from the policies disclosed in Peoples’ 2013 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On April 21, 2014, Peoples entered into an Agreement and Plan of Merger (the "North Akron Agreement") with North Akron, which operates four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio. The North Akron Agreement calls for North Akron to merge into Peoples’ wholly-owned subsidiary, Peoples Bank. Under the terms of the North Akron Agreement, shareholders of North Akron will receive $7,655 per share, or approximately $20.1 million total value, with 80% of the total consideration to be paid in Peoples' shares and the remaining 20% to be paid in cash. The exchange ratio for the stock component of the transaction will be determined based on the Peoples' average closing stock price during the 20 consecutive trading days immediately preceding the closing of the transaction. The North Akron transaction is expected to be completed during the fourth quarter of 2014 and add $0.06 to $0.08 to Peoples' annual earnings per share starting in 2015. One-time acquisition costs will more than offset the incremental earnings in 2014.

◦
On April 4, 2014, Peoples entered into an Agreement and Plan of Merger (the "Ohio Heritage Agreement") with Ohio Heritage. The Ohio Heritage Agreement calls for Ohio Heritage to merge into Peoples, and for Ohio Heritage's wholly-owned subsidiary, Ohio Heritage Bank, an Ohio-chartered savings bank, which operates six full-service branches in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. Under the terms of the Ohio Heritage Agreement, shareholders of Ohio Heritage will have the right to receive merger consideration equal to $110.00 per share, or approximately $37.6 million total value, of which $93.50 per share is to be paid in Peoples' stock and the remaining $16.50 is to be paid in cash. The exchange ratio for the Peoples shares component of the consideration will be determined based on Peoples' volume weighted-average closing share price during the 20 consecutive trading days immediately preceding the closing of the merger. The Ohio Heritage transaction is expected to be completed during the third quarter of 2014, pending adoption of the Ohio Heritage Agreement by the shareholders of Ohio Heritage, the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Ohio Heritage Agreement, and other conditions customary for transactions of this type. The Ohio Heritage transaction is expected to add $0.10 to $0.12 to Peoples' annual earnings per share starting in 2015. One-time acquisition costs are expected to offset incremental earnings in 2014.

◦
On January 21, 2014, Peoples entered into an Agreement and Plan of Merger (the "Midwest Agreement") with Midwest. The Midwest Agreement calls for Midwest to merge into Peoples, and for Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. Under the terms of the Midwest Agreement, shareholders of Midwest will have the right to receive merger consideration equal to $65.50 per share, or $12.6 million total value, with between 50% and 75% of the total consideration to be paid in Peoples' shares and the remainder to be paid in cash, with the actual mix to be based on the elections of the shareholders of Midwest and subject to proration. The exchange ratio for the stock component of the transaction will be determined based on the Peoples' average closing stock price during the 20 consecutive trading days immediately preceding the closing of the transaction. The Midwest transaction is expected to be completed during the second quarter of 2014.

◦
At the close of business on October 11, 2013, Peoples Bank completed the acquisition of Ohio Commerce Bank ("Ohio Commerce") and its single full-service office in Beachwood, Ohio. Under the terms of the agreement, Peoples Bank paid $13.75 in cash for each share of Ohio Commerce stock for a total cash consideration of $16.5 million. The acquisition added $96.6 million of loans and $110.9 million of deposits.

◦
Peoples periodically has taken actions to reduce interest rate exposure within the investment portfolio and the entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $68.8 million of investment securities, primarily low or volatile yielding residential mortgage-backed securities, during the first quarter of 2013. Some of the proceeds from these investment sales were reinvested in securities during the first quarter with the remaining reinvested early in the second quarter of 2013. During the first quarter of 2014, Peoples used the cash flow generated from the investment portfolio to fund loan growth.

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

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board has indicated the possibility these short-term rates could start to be raised as early as 2015.

◦
From late 2008 until year-end 2012, the Federal Reserve Board took various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions included the buying and selling of mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve has remained relatively steep since mid-2013, primarily as a reaction to the Federal Reserve's announcement of a reduction in monthly asset purchases and generally improving economic conditions.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Net income for the quarter ended March 31, 2014 was $4.8 million, or $0.44 per diluted share, compared to $5.0 million and $0.47 per diluted share a year ago and $5.1 million or $0.47 per diluted share in the fourth quarter of 2013. The lower earnings in the first quarter of 2014 reflect Peoples recording a nominal provision for loan losses in the first quarter of 2014 while recording $1.1 million and $1.0 million of recoveries of loan losses a year ago and in the linked quarter, respectively.
Peoples' provision for loan losses for the three months ended March 31, 2014 was $8,000, compared to recoveries of loan losses of $1.1 million and $1.0 million during the three months ended March 31, 2013 and December 31, 2013, respectively. Asset quality metrics remained favorable during the first quarter of 2014. However, the recoveries experienced in the first quarter of 2014 were lower than the previous year, and resulted in a minimal net charge-off position.
Net interest income was $15.5 million in the first quarter of 2014, compared to $13.0 million for the first quarter of 2013, while net interest margin was 3.35% and 3.10%, respectively. The improvement over the prior year was driven by a 10% increase in earning assets due to higher loan balances, and normal accretion of $231,000 from the recent acquisition of Ohio Commerce. Compared to the linked quarter, net interest margin declined 8 basis points and was the result of recognition by Peoples of $427,000 of income in the fourth quarter of 2013 for prepayment fees and interest recovered on nonaccrual loans.
Non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, for the first quarter of 2014 was up 10% from the linked quarter and 13% over the prior year. This increase was primarily from increased insurance income due to higher annual contingent performance-based commissions typically recognized in the first quarter. In addition, insurance business acquisitions completed during 2013 provided another $387,000 of income during the first quarter of 2014. Peoples also experienced 8% year-over-year growth in both investment and electronic banking income, while mortgage banking income declined significantly as secondary market loan origination volumes have declined in response to the higher long-term interest rates.
Total non-interest expense was $18.8 million for the quarter ended March 31, 2014, 2% higher than the linked quarter and 16% higher than the prior year. In the first quarter of 2014, Peoples recognized $486,000 of pension settlement charges, acquisition-related expenses for legal and professional services of $150,000, increased employee benefit costs and stock-based compensation expense totaling $1.2 million. In comparison, during the first quarter of 2013, acquisition-related expenses totaled $65,000 and Peoples did not incur any pension settlement charges. Compared to the linked quarter, salary and employee benefit costs increased 14% due largely to annual merit increases and a difference in the timing of certain benefit costs, such as pension and employee medical plan expenses.
At March 31, 2014, total assets were $2.08 billion, up $19.1 million from year-end 2013. The largest increase was due to higher loan balances, which grew $30.3 million from year-end 2013 primarily from organic loan growth within commercial and consumer lending. The allowance for loan losses was $16.9 million, or 1.38% of loans (net of deferred fees and costs), compared to $17.1 million and 1.43% of loans (net of deferred fees and costs) at December 31, 2013.
Total liabilities were $1.85 billion at March 31, 2014, up $10.1 million since year-end 2013. Retail deposit balances grew 4% since year-end, primarily due to seasonal increases in governmental deposits and a 2% increase in non-interest-bearing deposits. The growth in deposits allowed Peoples to reduce its total borrowed funds 20% from the year-end level.
At March 31, 2014, total stockholders' equity was $230.6 million, up $9.0 million since December 31, 2013. The primary driver was an increase in the fair value of the available-for-sale investment portfolio, coupled with earnings exceeding dividends declared for the quarter. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio remained stable at 12.56% at March 31, 2014, versus 12.42% at December 31, 2013, while the Total Risk-Based Capital ratio was 13.92% versus 13.78% at December 31, 2013. In addition, Peoples' tangible equity to tangible asset ratio was 7.66% and tangible book value per share was $14.38 at March 31, 2014, versus 7.26% and $13.57 at December 31, 2013, respectively.

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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$7,058	$20	1.15%	$8,652	$30	1.38%	$39,099	$18	0.20%
Other long-term investments	2,254	3	0.54%	2,948	2	0.27%	—	—	—%
Investment Securities (1):
Taxable	623,444	4,383	2.81%	639,584	4,400	2.75%	657,319	4,262	2.59%
Nontaxable (2)	51,867	641	4.94%	51,781	640	4.94%	48,213	583	4.84%
Total investment securities	675,311	5,024	2.98%	691,365	5,040	2.92%	705,532	4,845	2.75%
Loans (3):
Commercial real estate, construction	51,839	498	3.84%	48,485	542	4.37%	30,574	337	4.41%
Commercial real estate, other	454,107	5,114	4.50%	422,866	5,396	4.99%	379,391	4,367	4.60%
Commercial and industrial	236,741	2,570	4.34%	213,953	2,431	4.45%	179,435	1,793	4.00%
Residential real estate	270,739	3,069	4.53%	268,641	3,112	4.63%	238,332	3,062	5.14%
Home equity lines of credit	60,029	545	3.63%	59,099	536	3.63%	50,232	501	3.99%
Consumer	141,209	1,614	4.73%	134,241	1,602	4.83%	107,092	1,435	5.58%
Total loans	1,214,664	13,410	4.43%	1,147,285	13,619	4.69%	985,056	11,495	4.69%
Less: Allowance for loan losses	(17,228)			(17,439)			(18,783)
Net loans	1,197,436	13,410	4.49%	1,129,846	13,619	4.75%	966,273	11,495	4.81%
Total earning assets	1,882,059	18,457	3.93%	1,832,811	18,691	4.04%	1,710,904	16,358	3.83%
Intangible assets	77,448			77,025			69,988
Other assets	91,095			102,016			133,827
Total assets	$2,050,602			$2,011,852			$1,914,719
Deposits:
Savings accounts	$220,935	$30	0.06%	$211,116	$29	0.05%	$190,769	$25	0.05%
Governmental deposit accounts	149,057	123	0.33%	141,181	131	0.37%	145,714	202	0.56%
Interest-bearing demand accounts	137,026	28	0.08%	128,877	26	0.08%	126,763	25	0.08%
Money market accounts	278,413	111	0.16%	256,398	104	0.16%	288,161	96	0.14%
Brokered deposits	47,335	436	3.74%	49,320	462	3.72%	54,134	476	3.57%
Retail certificates of deposit	360,457	840	0.95%	360,733	890	0.98%	381,650	1,115	1.18%
Total interest-bearing deposits	1,193,223	1,568	0.53%	1,147,625	1,642	0.57%	1,187,191	1,939	0.66%
Borrowed Funds:
Short-term FHLB advances	63,733	16	0.10%	75,538	31	0.16%	2,000	1	0.20%
Retail repurchase agreements	39,141	15	0.15%	44,597	18	0.16%	31,975	12	0.15%
Total short-term borrowings	102,874	31	0.12%	120,135	49	0.16%	33,975	13	0.15%
Long-term FHLB advances	62,380	521	3.39%	63,382	539	3.37%	64,538	541	3.40%
Wholesale repurchase agreements	40,000	363	3.63%	40,000	371	3.71%	40,000	363	3.63%
Other borrowings	19,137	188	3.93%	20,331	205	3.95%	23,883	235	3.94%
Total long-term borrowings	121,517	1,072	3.55%	123,713	1,115	3.58%	128,421	1,139	3.57%
Total borrowed funds	224,391	1,103	1.98%	243,848	1,164	1.89%	162,396	1,152	2.86%
Total interest-bearing liabilities	1,417,614	2,671	0.76%	1,391,473	2,806	0.80%	1,349,587	3,091	0.93%
Non-interest-bearing deposits	385,471			370,962			319,994
Other liabilities	20,876			26,108			23,381
Total liabilities	1,823,961			1,788,543			1,692,962
Total stockholders’ equity	226,641			223,309			221,757
Total liabilities and
stockholders’ equity	$2,050,602			$2,011,852			$1,914,719
Interest rate spread		$15,786	3.17%		$15,885	3.24%		$13,267	2.90%
Net interest margin			3.35%			3.43%			3.10%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Net interest income, as reported	$15,480	$13,155	$12,975
Taxable equivalent adjustments	306	2,730	292
Fully tax-equivalent net interest income	$15,786	$15,885	$13,267
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2014 Compared to
(Dollars in thousands)	December 31, 2013			March 31, 2013
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(5)	$(5)	$(10)	$110	$(108)	$2
Other long-term investments	$4	$(3)	$1	$—	$—	$—
Investment Securities: (2)
Taxable	404	(421)	(17)	1,165	(1,044)	121
Nontaxable	—	1	1	13	45	58
Total investment income	404	(420)	(16)	1,178	(999)	179
Loans:
Commercial real estate, construction	(215)	171	(44)	(267)	428	161
Commercial real estate, other	(1,938)	1,656	(282)	(607)	1,354	747
Commercial and industrial	(334)	473	139	165	612	777
Residential real estate	(174)	131	(43)	(1,542)	1,549	7
Home equity lines of credit	—	9	9	(233)	277	44
Consumer	(195)	207	12	(1,184)	1,363	179
Total loan income	(2,856)	2,647	(209)	(3,668)	5,583	1,915
Total interest income	(2,453)	2,219	(234)	(2,380)	4,476	2,096
INTEREST EXPENSE:
Deposits:
Savings accounts	—	1	1	1	4	5
Government deposit accounts	(41)	33	(8)	(111)	32	(79)
Interest-bearing demand accounts	1	1	2	1	2	3
Money market accounts	—	7	7	35	(20)	15
Brokered certificates of deposit	13	(39)	(26)	122	(162)	(40)
Retail certificates of deposit	(49)	(1)	(50)	(216)	(59)	(275)
Total deposit cost	(76)	2	(74)	(168)	(203)	(371)
Borrowed funds:
Short-term borrowings	(12)	(6)	(18)	(4)	22	18
Long-term borrowings	—	(43)	(43)	(2)	(65)	(67)
Total borrowed funds cost	(12)	(49)	(61)	(6)	(43)	(49)
Total interest expense	(88)	(47)	(135)	(174)	(246)	(420)
Net interest income	$(2,365)	$2,266	$(99)	$(2,206)	$4,722	$2,516

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
Both net interest income and margin have been impacted by additional interest income for prepayment fees and interest recovered on nonaccrual loans, plus normal accretion income associated with the Ohio Commerce acquisition. In the first quarter of 2014, this additional income was $231,000, or 14 basis points of margin, consisting entirely of accretion income. In comparison, fourth quarter 2013 included $697,000 of additional income, which consisted of $427,000 for prepayment fees and interest recoveries and $270,000 of accretion income. These amounts added another 10 basis points and 6 basis points, respectively, to the linked quarter net interest margin.
Absent this one-time income, both net interest income and margin have continued to improve due to the combination of higher average loan balances and continued reduction in total funding cost. These benefits more than offset the downward pressure on loan and investment yields from market interest rates remaining at relatively low levels compared to historical rates.

Average loan balances have benefited from double-digit annualized organic loan growth in each of the last four quarters, plus the additional of the Ohio Commerce loans. The solid start to 2014 positions Peoples to meet, if not surpass, its goal of 15% to 20% year-over-year increase in average loan balances for the full year of 2014.
Average investment securities were lower in the first quarter of 2014, as Peoples began to execute on its strategy to fund a portion of 2014 loan growth with principal cash flows from the investment portfolio. The overall portfolio yield continued to improve in the first quarter of 2014 due to a sustained decline in premium amortization corresponding with prepayments within Peoples' mortgage-backed securities held as investments.
Peoples' funding costs continued to decline during the first quarter of 2014, driven by an ongoing strategy of replacing higher-cost funding with low-cost deposits. The majority of the first quarter loan growth was funded by the investment portfolio cash flow. Thus, the higher deposit balances allowed Peoples to reduce the amount of wholesale funding.
Overall, management has not changed its overall balance sheet strategies of reducing the size of the investment portfolio relative to total earning assets and minimizing Peoples’ long-term interest rate risk by potentially match funding some of 2014 loan growth.
The pending acquisitions could provide management with additional opportunities to make meaningful progress with these balance sheet strategies. Specifically, Peoples could elect to sell some, or all, of the investment securities currently held by the acquired banks and use the proceeds to repay wholesale borrowings. Such action, if taken, would result in a smaller increase in total earning assets and net interest income due to the acquisitions.
Additional information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.
Provision for (Recovery of) Loan Losses
The following table details Peoples’ provision for, or recovery of, loan losses:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Provision for (recovery of) checking account overdrafts	$8	$102	$(15)
Recovery of other loan losses	—	(1,066)	(1,050)
Net provision for (recovery of) loan losses	$8	$(964)	$(1,065)
As a percentage of average gross loans (a)	—%	(0.33)%	(0.44)%
(a) Presented on an annualized basis
The provision for, or recovery of, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. During the first quarter of 2014, Peoples did not experience the large recoveries as it had in previous quarters, but determined the allowance for loan losses was adequate and therefore recorded a small provision for, or recoveries of loan losses for the period. The recoveries of loan losses recorded during the linked quarter and prior year were driven by large recoveries of amounts incurred on previously charged-off commercial real estate loans. Peoples continues to experience improving trends in various credit quality metrics, including historical loss trends and the level of criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other Gains (Losses)
The following table details the other gains and losses recognized by Peoples:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Net gain (loss) on OREO	$18	$—	$(5)
Net loss on bank premises and equipment	(7)	(125)	—
Net other gains (losses)	$11	$(125)	$(5)
The net gain on other real estate owned ("OREO") recorded during the first quarter of 2014 was the result of a sale of residential property held, and the loss on bank premises and equipment was from the disposal of certain fixed assets during the quarter. The net loss on bank premises and equipment in the linked quarter were disposals of assets related to the Ohio Commerce acquisition and a write-down in the fair value of a closed office location.
Non-Interest Income
Insurance income comprised the largest portion of first quarter 2014 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Property and casualty insurance commissions	$2,453	$2,302	$2,171
Performance-based commissions	1,183	94	504
Life and health insurance commissions	425	383	146
Credit life and A&H insurance commissions	7	14	23
Other fees and charges	48	49	34
Total insurance income	$4,116	$2,842	$2,878
The growth in property and casualty insurance commissions was primarily driven by higher premiums throughout the industry, successful integration of acquisitions, and referrals between lines of business at Peoples. The increase in life and health insurance commissions was the result of acquisitions completed during the second quarter of 2013. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,544	$1,903	$1,605
Account maintenance fees	377	336	290
Other fees and charges	190	46	162
Total deposit account service charges	$2,111	$2,285	$2,057
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

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Fiduciary	$1,329	$1,358	$1,189
Brokerage	518	539	513
Total trust and investment income	$1,847	$1,897	$1,702

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(Dollars in thousands)
Trust assets under management	$995,861	$1,000,171	$994,683	$939,292	$927,675
Brokerage assets under management	494,246	474,384	449,196	433,651	433,217
Total managed assets	$1,490,107	$1,474,555	$1,443,879	$1,372,943	$1,360,892
Quarterly average	$1,479,110	$1,455,429	$1,417,707	$1,373,135	$1,332,353
Over the last several years, Peoples has continued to attract new managed funds, due in part to the addition of experienced financial advisors in previously underserved market areas. In addition, Peoples added new business related to the retirement plans for which it manages the assets and provides services. The U.S. financial markets have experienced a general increase in market value since the beginning of 2013, which have also contributed to the increase in managed assets.
Mortgage banking income decreased significantly from 2013 due to reduced refinancing activity, which is driven by mortgage interest rates available in the secondary market and customers' preference for long-term, fixed-rate loans. In the first quarter of 2014, Peoples sold approximately $7.8 million of loans to the secondary market compared to $12.8 million in the fourth quarter of 2013 and $31.7 million in the first quarter of 2013.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.
The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Base salaries and wages	$6,513	$6,435	$5,632
Sales-based and incentive compensation	1,503	1,933	1,525
Employee benefits	1,760	709	982
Stock-based compensation	490	310	297
Deferred personnel costs	(366)	(611)	(494)
Payroll taxes and other employment costs	892	687	775
Total salaries and employee benefit costs	$10,792	$9,463	$8,717
Full-time equivalent employees:
Actual at end of period	557	546	517
Average during the period	549	543	509

For the three months ended March 31, 2014, base salaries and wages were higher than the linked quarter and prior year due to annual base salary adjustments that typically occur at the beginning of the year. Also increasing base salaries and wages compared to the prior year was the addition of new sales talent in several markets and recently completed acquisitions that have increased the number of full-time equivalent employees. Sales-based and incentive compensation was impacted by a lower expense accrual during the first quarter of 2014 associated with corporate incentive plans, which are tied in part to Peoples' performance. Compared to the prior periods, first quarter 2014 employee benefit costs increased due to a one-time pension settlement charge of $486,000, employee medical benefit costs and additional stock-based compensation in connection with awards granted in 2014. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of future pension settlement charges.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)
Depreciation	$685	$637	$767
Repairs and maintenance costs	458	428	446
Net rent expense	241	235	221
Property taxes, utilities and other costs	432	419	424
Total net occupancy and equipment expense	$1,816	$1,719	$1,858
Net occupancy and equipment expense increased over the linked quarter period as higher depreciation expense was recorded on branch refresh projects recently completed, coupled with the timing of repairs and maintenance costs, such as snow removal.
Professional fees declined from the linked quarter as a result of a reduction in exam and audit fees, coupled with lower legal expenses.
Electronic banking expense, which is comprised of bankcard and internet-based banking costs, continued to increase compared to the link quarter and prior year. The primary reason for the increase was customers completing a higher volume of transactions using their debit cards and Peoples' internet banking service.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 71.13% for the first quarter of 2014, lower than the linked quarter of 71.80% and the prior year of 71.61%. Management continues to target an efficiency ratio in the range of 68% to 70%, absent acquisition-related costs and other one-time expenses, such as pension settlement charges.
Income Tax Expense
For the three months ended March 31, 2014, Peoples recorded income tax expense of $2.1 million, for an effective tax rate of 31.0%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $2.3 million for the same period in 2013, for an effective tax rate of 31.6%.
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
(Dollars in thousands)

Pre-Provision Net Revenue:
Income before income taxes	$6,931	$7,415	$7,340
Add: provision for loan losses	8	—	—
Add: net loss on loans held-for-sale and OREO	—	—	5
Add: net loss on securities transactions	30	—	—
Add: net loss on other assets	7	125	—
Less: recovery of loan losses	—	964	1,065
Less: net gain on loans held-for-sale and OREO	18	—	—
Less: net gain on securities transactions	—	46	418
Pre-provision net revenue	$6,958	$6,530	$5,862

Pre-provision net revenue	$6,958	$6,530	$5,862
Total average assets	2,050,602	2,011,852	1,914,719

Pre-provision net revenue to total average assets (a)	1.38%	1.29%	1.24%
(a) Presented on an annualized basis.
PPNR increased compared to the linked quarter and prior year due mostly to the recognition of a provision for loan losses compared to previously recorded recoveries of loan losses.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2014, Peoples' interest-bearing deposits in other banks increased compared to December 31, 2013. These balances included $4.8 million of excess cash reserves being maintained at the Federal Reserve Bank at March 31, 2014, compared to $0.3 million at December 31, 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through three months of 2014, Peoples' total cash and cash equivalents increased $10.9 million, as cash provided by operating and financing activities totaling $14.4 million exceeded the cash used in investing activities. Within Peoples' investing activities, the net $24.2 million provided by activities related to available-for-sale securities was used to partially fund the $30.0 million net loan growth. Within Peoples' financing activities, proceeds from increases in interest-bearing deposits were used to paydown short-term borrowings.
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

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$19	$20	$22	$23	$25
U.S. government sponsored agencies	295	319	356	400	459
States and political subdivisions	51,668	50,962	51,061	50,579	47,165
Residential mortgage-backed securities	500,516	510,097	519,387	503,574	495,135
Commercial mortgage-backed securities	26,750	32,304	33,135	33,606	48,072
Bank-issued trust preferred securities	7,995	7,829	7,868	7,811	7,879
Equity securities	4,854	4,577	4,207	4,335	3,910
Total fair value	$592,097	$606,108	$616,036	$600,328	$602,645
Total amortized cost	$598,445	$621,126	$623,024	$606,441	$592,005
Net unrealized (loss) gain	$(6,348)	$(15,018)	$(6,988)	$(6,113)	$10,640

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,848	$3,850	$3,853	$3,855	$3,857
Residential mortgage-backed securities	37,151	37,536	38,046	36,361	36,547
Commercial mortgage-backed securities	7,804	7,836	7,859	7,882	7,903
Total amortized cost	$48,803	$49,222	$49,758	$48,098	$48,307

Total investment portfolio:
Amortized cost	$647,248	$670,348	$672,782	$654,539	$640,312
Carrying value	$640,900	$655,330	$665,794	$648,426	$650,952
During the first quarter of 2014, residential and commercial mortgage-backed securities were reduced by principal paydowns, which were used to fund loan growth in an effort to reduce the size of the investment portfolio. The unrealized loss position of the available-for-sale portfolio improved during the first quarter of 2014 compared to year-end. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, contrary to the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Residential	$21,351	$23,446	$25,573	$30,065	$32,748
Total fair value	$21,351	$23,446	$25,573	$30,065	$32,748
Total amortized cost	$20,562	$22,926	$24,430	$28,820	$31,915
Net unrealized gain	$789	$520	$1,143	$1,245	$833

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At March 31, 2014, Peoples' non-agency portfolio consisted entirely of first lien residential and commercial mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Gross portfolio loans:
Commercial real estate, construction	$55,935	$47,539	$39,969	$30,770	$24,108
Commercial real estate, other	458,580	450,170	374,953	389,281	381,331
Commercial real estate	514,515	497,709	414,922	420,051	405,439
Commercial and industrial	233,329	232,754	192,238	184,981	174,982
Residential real estate	268,794	268,617	262,602	252,282	237,193
Home equity lines of credit	60,319	60,076	55,341	52,212	50,555
Consumer	143,541	135,018	127,785	119,029	108,353
Deposit account overdrafts	6,008	2,060	4,277	1,674	3,996
Total portfolio loans	$1,226,506	$1,196,234	$1,057,165	$1,030,229	$980,518
Percent of loans to total loans:
Commercial real estate, construction	4.6%	4.0%	3.8%	3.0%	2.4%
Commercial real estate, other	37.4%	37.6%	35.5%	37.8%	38.9%
Commercial real estate	42.0%	41.6%	39.3%	40.8%	41.3%
Commercial and industrial	19.0%	19.5%	18.2%	17.9%	17.8%
Residential real estate	21.9%	22.5%	24.8%	24.5%	24.2%
Home equity lines of credit	4.9%	5.0%	5.2%	5.1%	5.2%
Consumer	11.7%	11.3%	12.1%	11.5%	11.1%
Deposit account overdrafts	0.5%	0.1%	0.4%	0.2%	0.4%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$340,057	$341,183	$339,557	$338,854	$343,769

The increase in construction loans was largely due to advances on loans with current relationships. Commercial real estate loan balances increased partially due to the origination of a $5.8 million loan, coupled with other organic loan growth. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity.
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2014:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$58,129	$—	$58,129	12.4%
Apartment complexes	54,805	141	54,946	11.8%
Office buildings and complexes:
Owner occupied	13,228	696	13,924	3.0%
Non-owner occupied	30,908	106	31,014	6.6%
Total office buildings and complexes	44,136	802	44,938	9.6%
Light industrial facilities:
Owner occupied	28,194	454	28,648	6.1%
Non-owner occupied	1,743	—	1,743	0.4%
Total light industrial facilities	29,937	454	30,391	6.5%
Retail facilities:
Owner occupied	14,732	115	14,847	3.2%
Non-owner occupied	30,874	62	30,936	6.6%
Total retail facilities	45,606	177	45,783	9.8%
Assisted living facilities and nursing homes	46,286	253	46,539	10.0%
Mixed commercial use facilities:
Owner occupied	21,357	2,633	23,990	5.1%
Non-owner occupied	15,933	296	16,229	3.5%
Total mixed commercial use facilities	37,290	2,929	40,219	8.6%
Day care facilities - owner occupied	16,121	—	16,121	3.5%
Health care facilities:
Owner occupied	6,054	14	6,068	1.3%
Non-owner occupied	16,000	300	16,300	3.5%
Total health care facilities	22,054	314	22,368	4.8%
Restaurant facilities:
Owner occupied	12,868	2	12,870	2.8%
Non-owner occupied	1,479	—	1,479	0.3%
Total restaurant facilities	14,347	2	14,349	3.1%
Other	89,869	3,413	93,282	19.9%
Total commercial real estate, other	$458,580	$8,485	$467,065	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$30,162	$4,423	$34,585	43.7%
Office buildings and complexes:
Owner occupied	1,280	288	1,568	2.0%
Non-owner occupied	3	4,800	4,803	6.1%
Total office buildings and complexes	1,283	5,088	6,371	8.1%
Light industrial facilities:
Owner occupied	806	26	832	1.0%
Non-owner occupied	213	—	213	0.3%
Total light industrial facilities	1,019	26	1,045	1.3%
Assisted living facilities and nursing homes	5,092	4,931	10,023	12.7%
Mixed commercial use facilities:
Owner occupied	1,257	1,819	3,076	3.9%
Non-owner occupied	2,892	—	2,892	3.6%
Total mixed commercial use facilities	4,149	1,819	5,968	7.5%
Day care facilities - owner occupied	2,161	331	2,492	3.1%
Restaurant facilities - owner occupied	3,606	—	3,606	4.6%
Residential property	6,115	4,442	10,557	13.3%
Other	2,348	2,170	4,518	5.7%
Total commercial real estate, construction	$55,935	$23,230	$79,165	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both March 31, 2014 and December 31, 2013.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio. The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Commercial real estate	$13,327	$13,215	$12,826	$12,568	$13,973
Commercial and industrial	2,130	2,174	2,195	2,188	1,750
Total commercial	15,457	15,389	15,021	14,756	15,723
Residential real estate	782	881	826	1,005	783
Home equity lines of credit	329	343	337	490	485
Consumer	198	316	564	740	383
Deposit account overdrafts	104	136	154	122	65
Total allowance for loan losses	$16,870	$17,065	$16,902	$17,113	$17,439
As a percent of loans, net of deferred fees and costs	1.38%	1.43%	1.60%	1.66%	1.78%
During the first quarter of 2014, Peoples extended the historical loss period from three years to five years for its quantitative calculation of the allowance for loan losses. Management believes this change more appropriately reflects inherent losses in the portfolio.
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the first quarter of 2014, the allowance for loan losses was maintained at a similar balance to recent quarters due to the overall credit quality of the loan portfolio. Specifically, Peoples has experienced a steady decrease in criticized loans, which are those classified as watch, substandard or doubtful, due to principal paydowns and improvements in borrowers' financial conditions. Total criticized loans decreased $22.1 million or 28% since year-end 2013, reflecting $13.3 million in principal paydowns. Peoples upgraded $7.7 million in loans during 2014 based upon the financial condition of the borrowers. Net charge-offs also remained at or below Peoples' long-term historical rate. These factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	—	71	199	217	566
Commercial real estate	—	71	199	217	566
Commercial and industrial	49	33	—	11	—
Residential real estate	137	181	218	88	134
Home equity lines of credit	20	—	160	—	2
Consumer	302	439	301	185	159
Deposit account overdrafts	110	147	135	115	130
Total gross charge-offs	618	871	1,013	616	991
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	112	1,526	1,507	1,432	1,374
Commercial real estate	112	1,526	1,507	1,432	1,374
Commercial and industrial	5	12	7	4	17
Residential real estate	38	236	39	145	116
Home equity lines of credit	6	6	7	5	8
Consumer	184	191	125	132	104
Deposit account overdrafts	70	27	36	34	65
Total recoveries	415	1,998	1,721	1,752	1,684
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(112)	(1,455)	(1,308)	(1,215)	(808)
Commercial real estate	(112)	(1,455)	(1,308)	(1,215)	(808)
Commercial and industrial	44	21	(7)	7	(17)
Residential real estate	99	(55)	179	(57)	18
Home equity lines of credit	14	(6)	153	(5)	(6)
Consumer	118	248	176	53	55
Deposit account overdrafts	40	120	99	81	65
Total net charge-offs (recoveries)	$203	$(1,127)	$(708)	$(1,136)	$(693)
Ratio of net charge-offs (recoveries) to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.04)%	(0.51)%	(0.50)%	(0.48)%	(0.33)%
Commercial real estate	(0.04)%	(0.51)%	(0.50)%	(0.48)%	(0.33)%
Commercial and industrial	0.02%	0.01%	—%	—%	(0.01)%
Residential real estate	0.03%	(0.02)%	0.07%	(0.02)%	0.01%
Home equity lines of credit	0.01%	—%	0.06%	—%	—%
Consumer	0.04%	0.09%	0.07%	0.03%	0.02%
Deposit account overdrafts	0.01%	0.04%	0.04%	0.02%	0.02%
Total	0.07%	(0.39)%	(0.26)%	(0.45)%	(0.29)%

During the first quarter of 2014, charge-offs exceeded recoveries and resulted in a ratio of net charge-offs to average loans of 0.07%, which was well below the long-term historical average of 0.30% to 0.50%.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$36	$—
Commercial and industrial	—	—	950	—	—
Residential real estate	29	37	—	—	—
Home equity	129	873	1,615	1,484	1,212
Consumer	1	—	32	—	3
Total	159	910	2,597	1,520	1,215
Nonaccrual loans:
Commercial real estate, construction	96	96	76	80	—
Commercial real estate	2,913	2,801	3,593	4,922	5,739
Commercial and industrial	640	708	323	297	327
Residential real estate	3,294	2,565	3,012	3,136	3,166
Home equity	323	81	61	32	78
Consumer	—	58	60	62	9
Total	7,266	6,309	7,125	8,529	9,319
Troubled debt restructurings:
Commercial real estate	897	916	1,193	1,879	2,208
Commercial and industrial	—	—	—	—	—
Residential real estate	637	650	195	175	276
Home equity	6	6	24	24	—
Total	1,540	1,572	1,412	2,078	2,484
Total nonperforming loans (NPLs)	8,965	8,791	11,134	12,127	13,018
Other real estate owned (OREO)
Commercial	465	465	—	—	815
Residential	308	428	120	120	—
Total	773	893	120	120	815
Total nonperforming assets (NPAs)	$9,738	$9,684	$11,254	$12,247	$13,833
NPLs as a percent of total loans	0.73%	0.73%	1.05%	1.17%	1.32%
NPAs as a percent of total assets	0.47%	0.47%	0.59%	0.64%	0.71%
NPAs as a percent of total loans and OREO	0.79%	0.81%	1.06%	1.18%	1.41%
Allowance for loan losses as a percent of NPLs	188.19%	194.13%	151.79%	141.11%	133.96%
Nonperforming assets remained steady during the first quarter of 2014, as reductions in loans 90+ days past due and accruing were offset by increases in nonaccrual loans. The reduction in OREO was due to the recent sale of a residential property. The reduction contributed to the decrease in total criticized loans, which were down 28% at March 31, 2014 versus year-end 2013.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest-bearing deposits:
Retail certificates of deposit	$355,345	$363,226	$334,910	$349,511	$353,894
Money market deposit accounts	276,226	275,801	224,400	238,554	288,538
Governmental deposit accounts	177,590	132,379	151,910	146,817	167,441
Savings accounts	227,695	215,802	196,293	199,503	200,549
Interest-bearing demand accounts	133,508	134,618	123,966	125,875	124,969
Total retail interest-bearing deposits	1,170,364	1,121,826	1,031,479	1,060,260	1,135,391
Brokered certificates of deposits	45,072	49,041	49,620	50,393	52,648
Total interest-bearing deposits	1,215,436	1,170,867	1,081,099	1,110,653	1,188,039
Non-interest-bearing deposits	417,629	409,891	356,767	325,125	340,887
Total deposits	$1,633,065	$1,580,758	$1,437,866	$1,435,778	$1,528,926
During the first quarter of 2014, retail deposit accounts grew 4% compared to year-end from seasonal increases in governmental deposits and consumer deposit balances, both savings and non-interest-bearing, which typically occur during this period. Retail certificates of deposit declined from year-end, as Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Short-term borrowings:
FHLB advances	$15,000	$71,000	$64,000	$59,000	$—
Retail repurchase agreements	53,777	42,590	42,843	33,521	32,395
Total short-term borrowings	68,777	113,590	106,843	92,521	32,395
Long-term borrowings:
FHLB advances	62,211	62,679	63,806	64,180	64,348
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	17,953	19,147	20,340	21,534	22,726
Total long-term borrowings	120,164	121,826	124,146	125,714	127,074
Total borrowed funds	$188,941	$235,416	$230,989	$218,235	$159,469
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position.
As disclosed in Peoples' 2013 Form 10-K, Peoples entered into a loan agreement in 2012, and is subject to certain covenants. At March 31, 2014, Peoples was in compliance with the applicable material covenants imposed by this agreement, as explained in more detail in Note 10 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K.

Capital/Stockholders’ Equity
During the first quarter of 2014, Peoples' total stockholders' equity benefited from earnings exceeding dividends declared and an increase in the market value of available-for-sale investment securities. At March 31, 2014, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Capital Amounts:
Tier 1	170,677	166,217	168,254	166,576	164,329
Total (Tier 1 and Tier 2)	189,145	184,457	184,550	182,706	179,569
Net risk-weighted assets	$1,358,691	$1,338,811	$1,194,016	$1,175,647	$1,118,644
Capital Ratios:
Tier 1	12.56%	12.42%	14.09%	14.17%	14.69%
Total (Tier 1 and Tier 2)	13.92%	13.78%	15.46%	15.54%	16.05%
Leverage ratio	8.56%	8.52%	9.14%	9.04%	8.90%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Tangible Equity:
Total stockholders' equity, as reported	$230,576	$221,553	$222,247	$219,147	$226,079
Less: goodwill and other intangible assets	77,288	77,603	71,417	71,608	69,977
Tangible equity	$153,288	$143,950	$150,830	$147,539	$156,102

Tangible Assets:
Total assets, as reported	$2,078,253	$2,059,108	$1,919,705	$1,899,841	$1,938,722
Less: goodwill and other intangible assets	77,288	77,603	71,417	71,608	69,977
Tangible assets	$2,000,965	$1,981,505	$1,848,288	$1,828,233	$1,868,745

Tangible Book Value per Share:
Tangible equity	$153,288	$143,950	$150,830	$147,539	$156,102
Shares outstanding	10,657,569	10,605,782	10,596,797	10,583,161	10,568,147

Tangible book value per share	$14.38	$13.57	$14.23	$13.94	$14.77

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$153,288	$143,950	$150,830	$147,539	$156,102
Tangible assets	$2,000,965	$1,981,505	$1,848,288	$1,828,233	$1,868,745

Tangible equity to tangible assets	7.66%	7.26%	8.16%	8.07%	8.35%
The increase in the linked quarter tangible equity to tangible assets ratio during the first quarter of 2014 was primarily caused by higher tangible equity in connection with an increase in the market value of the available-for-sale investment portfolio, and earnings exceeding dividends paid. When compared to the first quarter of 2013, the increase in tangible assets caused by loan production and acquisitions has reduced the tangible equity to tangible assets ratio.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2013 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
300	$6,778	11.1%	$5,473	8.9%	$(48,979)	(17.7)%	$(65,867)	(24.8)%
200	5,391	8.9%	4,494	7.3%	(32,792)	(11.8)%	(46,077)	(17.4)%
100	3,361	5.5%	2,885	4.7%	(15,428)	(5.6)%	(23,910)	(9.0)%
At March 31, 2014, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. The benefit of the actions taken late in the first quarter of 2013 within the investment portfolio to reduce interest rate exposure were fully reflected in the analysis above. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2013 Form 10-K.
At March 31, 2014, Peoples had liquid assets of $216.5 million, which represented 9.7% of total assets and unfunded commitments. This amount exceeded the minimal level of $44.6 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $37.1 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Home equity lines of credit	$49,918	$49,533	$45,655	$43,956	$44,124
Unadvanced construction loans	23,231	30,203	25,923	25,646	19,092
Other loan commitments	136,805	137,661	129,418	138,783	127,665
Loan commitments	209,954	217,397	200,996	208,385	190,881

Standby letters of credit	$33,555	$33,998	$34,804	$35,845	$34,771
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2013 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ shares during the three months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2014	90	(2)	$23.08	(2)	—	—
February 1 - 28, 2014	639	(2)	$23.59	(2)	—	—
March 1 - 31, 2014	165	(2)	$25.61	(2)	—	—
Total	894		$23.91		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2014.

(2)
Information reflects solely shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 23, 2014	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 23, 2014	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated April 7, 2014 and filed with the SEC on the same date (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772)

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally to the SEC upon its request.

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2014; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to the Unaudited Consolidated Financial Statements.