Form 10-Q
period 2014-06-30
PEOPLES BANCORP INC
filed 2014-07-24
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,929,048 common shares, without par value, at July 23, 2014.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and due from banks	$47,737	$36,016
Interest-bearing deposits in other banks	6,225	17,804
Total cash and cash equivalents	53,962	53,820
Available-for-sale investment securities, at fair value (amortized cost of $592,954 at June 30, 2014 and $621,126 at December 31, 2013)	593,803	606,108
Held-to-maturity investment securities, at amortized cost (fair value of $49,239 at June 30, 2014 and $46,094 at December 31, 2013)	49,376	49,222
Other investment securities, at cost	21,808	25,196
Total investment securities	664,987	680,526
Loans, net of deferred fees and costs	1,319,352	1,196,234
Allowance for loan losses	(17,384)	(17,065)
Net loans	1,301,968	1,179,169
Loans held for sale	3,436	1,688
Bank premises and equipment, net	33,122	29,809
Goodwill	71,843	70,520
Other intangible assets	7,430	7,083
Other assets	27,144	36,493
Total assets	$2,163,892	$2,059,108
Liabilities
Non-interest-bearing deposits	$426,384	$409,891
Interest-bearing deposits	1,234,534	1,170,867
Total deposits	1,660,918	1,580,758
Short-term borrowings	115,869	113,590
Long-term borrowings	118,815	121,826
Accrued expenses and other liabilities	24,019	21,381
Total liabilities	1,919,621	1,837,555
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 24,000,000 shares authorized, 11,529,732 shares issued at June 30, 2014 and 11,206,576 shares issued at December 31, 2013, including shares in treasury	176,406	168,869
Retained earnings	85,902	80,898
Accumulated other comprehensive loss, net of deferred income taxes	(2,994)	(13,244)
Treasury stock, at cost, 603,296 shares at June 30, 2014 and 600,794 shares at December 31, 2013	(15,043)	(14,970)
Total stockholders’ equity	244,271	221,553
Total liabilities and stockholders’ equity	$2,163,892	$2,059,108

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans	$14,072	$11,533	$27,445	$22,987
Interest and dividends on taxable investment securities	4,140	4,159	8,480	8,374
Interest on tax-exempt investment securities	446	394	862	773
Other interest income	(42)	25	(19)	43
Total interest income	18,616	16,111	36,768	32,177
Interest Expense:
Interest on deposits	1,466	1,798	3,034	3,737
Interest on short-term borrowings	36	22	68	35
Interest on long-term borrowings	1,069	1,136	2,141	2,275
Total interest expense	2,571	2,956	5,243	6,047
Net interest income	16,045	13,155	31,525	26,130
Provision for (recovery of) loan losses	583	(1,462)	591	(2,527)
Net interest income after provision for (recovery of) loan losses	15,462	14,617	30,934	28,657
Other Income:
Insurance income	3,443	3,220	7,559	6,098
Deposit account service charges	2,227	2,045	4,338	4,102
Trust and investment income	1,933	1,772	3,780	3,474
Electronic banking income	1,562	1,561	3,101	2,980
Mortgage banking income	311	365	538	1,083
Net gain on investment securities	66	26	36	444
Net loss on asset disposals and other transactions	(187)	(6)	(176)	(11)
Other non-interest income	243	253	698	551
Total other income	9,598	9,236	19,874	18,721
Other Expenses:
Salaries and employee benefit costs	11,241	8,934	22,033	17,651
Net occupancy and equipment	1,739	1,626	3,555	3,484
Professional fees	1,320	1,002	2,174	1,896
Electronic banking expense	951	885	2,033	1,725
Data processing and software	555	488	1,125	949
Franchise tax	442	413	827	826
Marketing expense	413	562	872	1,012
Communication expense	390	361	749	664
FDIC insurance	287	250	547	530
Amortization of other intangible assets	282	164	545	353
Foreclosed real estate and other loan expenses	197	162	332	317
Other non-interest expense	2,186	1,575	4,028	3,200
Total other expenses	20,003	16,422	38,820	32,607
Income before income taxes	5,057	7,431	11,988	14,771
Income tax expense	1,579	2,510	3,727	4,828
Net income	$3,478	$4,921	$8,261	$9,943
Earnings per share - basic	$0.32	$0.46	$0.77	$0.93
Earnings per share - diluted	$0.32	$0.46	$0.76	$0.93
Weighted-average number of shares outstanding - basic	10,755,509	10,576,643	10,696,129	10,566,508
Weighted-average number of shares outstanding - diluted	10,880,090	10,597,033	10,807,688	10,584,383
Cash dividends declared	$1,634	$1,512	$3,257	$2,807
Cash dividends declared per share	$0.15	$0.14	$0.30	$0.26
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$3,478	$4,921	$8,261	$9,943
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	7,258	(16,727)	15,898	(16,270)
Related tax (expense) benefit	(2,541)	5,854	(5,565)	5,694
Less: reclassification adjustment for net gain included in net income	66	26	36	444
Related tax expense	(24)	(9)	(13)	(155)
Net effect on other comprehensive income (loss)	4,675	(10,890)	10,310	(10,865)
Defined benefit plans:
Net loss arising during the period	(126)	—	(1,179)	—
Related tax benefit	43	—	413	—
Amortization of unrecognized loss and service cost on benefit plans	34	52	65	97
Related tax expense	(12)	(18)	(23)	(34)
Recognition of loss due to settlement and curtailment	536	—	1,022	—
Related tax expense	(188)	—	(358)	—
Net effect on other comprehensive income (loss)	287	34	(60)	63
Total other comprehensive income (loss), net of tax	4,962	(10,856)	10,250	(10,802)
Total comprehensive income (loss)	$8,440	$(5,935)	$18,511	$(859)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income		8,261			8,261
Other comprehensive income, net of tax			10,250		10,250
Cash dividends declared		(3,257)			(3,257)
Reissuance of treasury stock for common stock option exercises				21	21
Tax benefit from exercise of stock options	77				77
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				148	148
Purchase of treasury stock				(359)	(359)
Common shares issued under dividend reinvestment plan	209				209
Common shares issued under compensation plan for Board of Directors	(8)			117	109
Stock-based compensation expense	954				954
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	6,305				6,305
Balance, June 30, 2014	$176,406	$85,902	$(2,994)	$(15,043)	$244,271

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$14,442	$20,343
Investing activities:
Available-for-sale investment securities:
Purchases	(62,800)	(162,360)
Proceeds from sales	76,409	120,974
Proceeds from principal payments, calls and prepayments	36,443	57,501
Held-to-maturity investment securities:
Purchases	(1,017)	(3,231)
Proceeds from principal payments	642	230
Net increase in loans	(62,802)	(42,855)
Net expenditures for premises and equipment	(3,355)	(2,995)
Proceeds from sales of other real estate owned	138	912
Proceeds from bank owned life insurance contracts	6,322	6,596
Business acquisitions, net of cash received	(2,742)	(2,248)
Return of (investment in) limited partnership and tax credit funds	358	(120)
Net cash used in investing activities	(12,404)	(27,596)
Financing activities:
Net increase in non-interest-bearing deposits	1,078	8,054
Net increase (decrease) in interest-bearing deposits	1,079	(64,583)
Net increase in short-term borrowings	2,279	44,752
Payments on long-term borrowings	(3,023)	(3,124)
Cash dividends paid	(3,053)	(2,604)
Purchase of treasury stock	(359)	(86)
Proceeds from issuance of shares	26	4
Excess tax benefit from share-based payments	77	55
Net cash used in financing activities	(1,896)	(17,532)
Net increase (decrease) in cash and cash equivalents	142	(24,785)
Cash and cash equivalents at beginning of period	53,820	62,542
Cash and cash equivalents at end of period	$53,962	$37,757

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2013 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2014, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2013 Form 10-K.
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
New Accounting Pronouncements: In June 2014, the Financial Accounting Standards Board issued an accounting standards update requiring that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This standard will be effective for all entities for interim and annual periods beginning after December 15, 2015. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples’ consolidated financial statements.
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

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
June 30, 2014
Obligations of:
U.S. Treasury and government agencies	$19	$—	$19	$—
U.S. government sponsored agencies	—	—	—	—
States and political subdivisions	61,281	—	61,281	—
Residential mortgage-backed securities	491,628	—	491,628	—
Commercial mortgage-backed securities	27,746	—	27,746	—
Bank-issued trust preferred securities	8,132	—	8,132	—
Equity securities	4,997	4,799	198	—
Total available-for-sale securities	$593,803	$4,799	$589,004	$—
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$20	$—
U.S. government sponsored agencies	319	—	319	—
States and political subdivisions	50,962	—	50,962	—
Residential mortgage-backed securities	510,097	—	510,097	—
Commercial mortgage-backed securities	32,304	—	32,304	—
Bank-issued trust preferred securities	7,829	—	7,829	—
Equity securities	4,577	4,443	134	—
Total available-for-sale securities	$606,108	$4,443	$601,665	$—
Held-to-maturity securities reported at fair value comprised the following at June 30, 2014 and December 31, 2013:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Obligations of:
States and political subdivisions	$4,241	$—	$4,241	$—
Residential mortgage-backed securities	37,255	—	37,255	—
Commercial mortgage-backed securities	7,743	—	7,743	—
Total held-to-maturity securities	$49,239	$—	$49,239	$—
December 31, 2013
Obligations of:
States and political subdivisions	$3,929	$—	$3,929	$—
Residential mortgage-backed securities	34,530	—	34,530	—
Commercial mortgage-backed securities	7,635	—	7,635	—
Total held-to-maturity securities	$46,094	$—	$46,094	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2014, impaired loans with an aggregate outstanding principal balance of $1.0 million were measured and reported at a fair value of $0.8 million.  For the three months ended June 30, 2014, Peoples recognized $34,000 of losses and for the six months ended June 30, 2014, Peoples recognized losses of $67,000, on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,962	$53,962	$53,820	$53,820
Investment securities	664,987	664,850	680,526	677,398
Loans	1,305,404	1,284,401	1,180,857	1,165,560
Financial liabilities:
Deposits	$1,660,918	$1,666,358	$1,580,758	$1,587,448
Short-term borrowings	115,869	115,869	113,590	113,590
Long-term borrowings	118,815	124,798	121,826	128,205
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Long-term Borrowings: The fair value of long-term borrowings is estimated using a discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of:
U.S. Treasury and government agencies	$19	$—	$—	$19
U.S. government sponsored agencies	—	—	—	—
States and political subdivisions	59,052	2,452	(223)	61,281
Residential mortgage-backed securities	495,886	5,872	(10,130)	491,628
Commercial mortgage-backed securities	28,146	50	(450)	27,746
Bank-issued trust preferred securities	8,516	66	(450)	8,132
Equity securities	1,335	3,741	(79)	4,997
Total available-for-sale securities	$592,954	$12,181	$(11,332)	$593,803
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$20
U.S. government sponsored agencies	308	11	—	319
States and political subdivisions	50,509	1,480	(1,027)	50,962
Residential mortgage-backed securities	527,283	5,334	(22,520)	510,097
Commercial mortgage-backed securities	33,256	274	(1,226)	32,304
Bank-issued trust preferred securities	8,508	—	(679)	7,829
Equity securities	1,242	3,421	(86)	4,577
Total available-for-sale securities	$621,126	$10,520	$(25,538)	$606,108
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both June 30, 2014 and December 31, 2013.  At June 30, 2014, there were no securities of a single issuer, other than U.S. Treasury and government agencies, and U.S. government sponsored agencies/enterprises, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains realized	$220	$1,267	$734	$3,312
Gross losses realized	154	1,241	698	2,868
Net gain realized	$66	$26	$36	$444
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2014
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	6,640	12	5	9,889	211	14	16,529	223
Residential mortgage-backed securities	93,539	1,169	17	233,606	8,961	58	327,145	10,130
Commercial mortgage-backed securities	—	—	—	19,289	450	4	19,289	450
Bank-issued trust preferred securities	—	—	—	3,548	450	4	3,548	450
Equity securities	—	—	—	96	79	1	96	79
Total	$100,179	$1,181	22	$266,428	$10,151	81	$366,607	$11,332
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	15,848	659	22	6,180	368	10	22,028	1,027
Residential mortgage-backed securities	310,315	16,709	75	57,440	5,811	20	367,755	22,520
Commercial mortgage-backed securities	19,560	779	4	7,205	447	2	26,765	1,226
Bank-issued trust preferred securities	2,013	90	1	4,803	589	4	6,816	679
Equity securities	—	—	—	97	86	2	97	86
Total	$347,736	$18,237	102	$75,725	$7,301	38	$423,461	$25,538
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2014, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2014 and December 31, 2013, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2014, approximately 99% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the four bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2014 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2014.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$19	$—	$—	$19
U.S. government sponsored agencies	—	—	—	—	—
States and political subdivisions	273	4,486	21,170	33,123	59,052
Residential mortgage-backed securities	—	9,686	31,113	455,087	495,886
Commercial mortgage-backed securities	—	—	23,089	5,057	28,146
Bank-issued trust preferred securities	—	—	—	8,516	8,516
Equity securities					1,335
Total available-for-sale securities	$273	$14,191	$75,372	$501,783	$592,954
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$19	$—	$—	$19
U.S. government sponsored agencies	—	—	—	—	—
States and political subdivisions	276	4,753	22,026	34,226	61,281
Residential mortgage-backed securities	—	9,654	31,114	450,860	491,628
Commercial mortgage-backed securities	—	—	22,660	5,086	27,746
Bank-issued trust preferred securities	—	—	—	8,132	8,132
Equity securities					4,997
Total available-for-sale securities	$276	$14,426	$75,800	$498,304	$593,803
Total average yield	4.66%	3.96%	2.92%	2.76%	2.83%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of:
States and political subdivisions	$3,845	$403	$(7)	$4,241
Residential mortgage-backed securities	37,766	192	(703)	37,255
Commercial mortgage-backed securities	7,765	2	(24)	7,743
Total held-to-maturity securities	$49,376	$597	$(734)	$49,239
December 31, 2013
Obligations of:
States and political subdivisions	$3,850	$91	$(12)	$3,929
Residential mortgage-backed securities	37,536	35	(3,041)	34,530
Commercial mortgage-backed securities	7,836	2	(203)	7,635
Total held-to-maturity securities	$49,222	$128	$(3,256)	$46,094
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or the six months ended June 30, 2014 and 2013.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2014
Obligations of:
States and political subdivisions	$—	$—	—	$325	$7	1	$325	$7
Residential mortgage-backed securities	—	—	—	18,722	703	6	18,722	703
Commercial mortgage-backed securities	—	—	—	6,669	24	1	6,669	24
Total	$—	$—	—	$25,716	$734	8	$25,716	$734
December 31, 2013
Obligations of:
States and political subdivisions	$321	$12	1	$—	$—	—	$321	$12
Residential mortgage-backed securities	$31,341	$2,908	7	$1,181	$133	1	$32,522	$3,041
Commercial mortgage-backed securities	6,547	203	1	—	—	—	6,547	203
Total	$38,209	$3,123	9	$1,181	$133	1	$39,390	$3,256
The table below presents the amortized cost, fair value and weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2014.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$331	$3,514	$3,845
Residential mortgage-backed securities	—	—	517	37,249	37,766
Commercial mortgage-backed securities	—	—	—	7,765	7,765
Total held-to-maturity securities	$—	$—	$848	$48,528	$49,376
Fair value
Obligations of:
States and political subdivisions	$—	$—	$325	$3,916	$4,241
Residential mortgage-backed securities	—	—	510	36,745	37,255
Commercial mortgage-backed securities	—	—	—	7,743	7,743
Total held-to-maturity securities	$—	$—	$835	$48,404	$49,239
Total average yield	—%	—%	2.61%	2.74%	2.73%
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $335.9 million and $303.8 million at June 30, 2014 and December 31, 2013, respectively, and held-to-maturity investment securities with carrying values of $23.1 million and $21.4 million at June 30, 2014 and December 31, 2013, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $14.9 million and $16.2 million at June 30, 2014 and December 31, 2013, respectively, and held-to-maturity securities with carrying values of $25.2 million and $25.9 million at June 30, 2014 and December 31, 2013, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio has consisted of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate, construction	$56,421	$47,539
Commercial real estate, other	463,734	450,170
Commercial real estate	520,155	497,709
Commercial and industrial	254,561	232,754
Residential real estate	314,190	268,617
Home equity lines of credit	61,838	60,076
Consumer	163,326	135,018
Deposit account overdrafts	5,282	2,060
Loans, net of deferred fees and costs	$1,319,352	$1,196,234
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$1,611	$1,078
Commercial and industrial	574	188
Residential real estate	3,480	1,507
Consumer	101	9
Total outstanding balance	$5,766	$2,782
Net carrying amount	$4,237	$1,875
Changes in the accretable yield for the six months ended June 30, 2014 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2013	$1,654
Additions:
Midwest	1,102
Accretion	(570)
Balance, June 30, 2014	$2,186
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $264.3 million and $259.1 million at June 30, 2014 and December 31, 2013, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $194.0 million and $113.0 million at June 30, 2014 and December 31, 2013, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows:

	Nonaccrual Loans		Accruing Loans 90+ Days Past Due
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial real estate, construction	$96	$96	$—	$—
Commercial real estate, other	3,190	3,717	1,138	—
Commercial real estate	3,286	3,813	1,138	—
Commercial and industrial	806	708	903	—
Residential real estate	3,620	3,215	1,290	37
Home equity lines of credit	292	87	39	873
Consumer	—	58	20	—
Total	$8,004	$7,881	$3,390	$910
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2014
Commercial real estate, construction	$—	$—	$96	$96	$56,325	$56,421
Commercial real estate, other	874	88	2,513	3,475	460,259	463,734
Commercial real estate	874	88	2,609	3,571	516,584	520,155
Commercial and industrial	50	432	1,662	2,144	252,417	254,561
Residential real estate	2,760	1,116	3,079	6,955	307,235	314,190
Home equity lines of credit	332	21	68	421	61,417	61,838
Consumer	908	177	21	1,106	162,220	163,326
Deposit account overdrafts	66	—	—	66	5,216	5,282
Total	$4,990	$1,834	$7,439	$14,263	$1,305,089	$1,319,352
December 31, 2013
Commercial real estate, construction	$1,340	$—	$—	$1,340	$46,199	$47,539
Commercial real estate, other	432	679	1,249	2,360	447,810	450,170
Commercial real estate	1,772	679	1,249	3,700	494,009	497,709
Commercial and industrial	171	90	127	388	232,366	232,754
Residential real estate	5,445	1,509	1,452	8,406	260,211	268,617
Home equity lines of credit	254	65	929	1,248	58,828	60,076
Consumer	976	165	58	1,199	133,819	135,018
Deposit account overdrafts	47	—	—	47	2,013	2,060
Total	$8,665	$2,508	$3,815	$14,988	$1,181,246	$1,196,234
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
“Watch” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned” classification. Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in Peoples' credit position.
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated”.
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2014
Commercial real estate, construction	$53,027	$—	$65	$—	$3,329	$56,421
Commercial real estate, other	429,819	11,456	20,580	—	1,879	463,734
Commercial real estate	482,846	11,456	20,645	—	5,208	520,155
Commercial and industrial	232,002	9,332	11,850	—	1,377	254,561
Residential real estate	23,800	2,560	10,227	38	277,565	314,190
Home equity lines of credit	825	—	1,181	—	59,832	61,838
Consumer	61	3	15	—	163,247	163,326
Deposit account overdrafts	—	—	—	—	5,282	5,282
Total	$739,534	$23,351	$43,918	$38	$512,511	$1,319,352
December 31, 2013
Commercial real estate, construction	$43,407	$148	$68	$—	$3,916	$47,539
Commercial real estate, other	423,313	13,433	12,921	—	503	450,170
Commercial real estate	466,720	13,581	12,989	—	4,419	497,709
Commercial and industrial	212,193	6,013	14,006	542	—	232,754
Residential real estate	26,822	2,787	8,094	4	230,910	268,617
Home equity lines of credit	844	—	1,014	—	58,218	60,076
Consumer	50	5	24	—	134,939	135,018
Deposit account overdrafts	—	—	—	—	2,060	2,060
Total	$706,629	$22,386	$36,127	$546	$430,546	$1,196,234
Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2014
Commercial real estate, construction	$96	$—	$96	$96	$—	$32	$3
Commercial real estate, other	5,351	985	2,229	3,214	158	3,182	6
Commercial real estate	5,447	$985	$2,325	$3,310	$158	$3,214	$9
Commercial and industrial	503	9	492	501	9	518	1
Residential real estate	3,335	—	3,294	3,294	—	2,876	95
Home equity lines of credit	500	—	498	498	—	403	6
Consumer	173	—	173	173	—	126	6
Total	$9,958	$994	$6,782	$7,776	$167	$7,137	$117
December 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	4,970	1,150	1,729	2,879	83	4,586	6
Commercial real estate	4,970	$1,150	$1,729	$2,879	$83	$4,586	$6
Commercial and industrial	617	575	5	580	575	278	1
Residential real estate	3,498	—	3,280	3,280	—	2,800	86
Home equity lines of credit	347	—	347	347	—	327	12
Consumer	182	—	182	182	—	127	15
Total	$9,614	$1,725	$5,543	$7,268	$658	$8,118	$120
At June 30, 2014, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy; and (iv) the debtor's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
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

The following table summarizes the loans that were modified as a TDR during the three and six months ended June 30, 2014 and 2013.

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2014	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2014
Commercial real estate, construction	1	$96	$96	$96	1	$96	$96	$96
Commercial real estate, other	—	$—	$—	$—	1	$511	$511	$497
Residential real estate	10	$450	$449	$449	18	$946	$946	$935
Home equity lines of credit	2	$39	$39	$39	4	$86	$86	$86
Consumer	18	$76	$76	$76	20	$97	$97	$96

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2013	Number of Contracts	Pre-Modification	Post-Modification	At June 30, 2013
Residential real estate	4	$174	$174	$174	10	$354	$354	$343
Home equity lines of credit	1	$30	$30	$30	2	$55	$55	$53
Consumer	12	$109	$109	$109	22	$178	$178	$164

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the six months ended June 30, 2014 and 2013 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification).

	June 30, 2014			June 30, 2013
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	—	$—	$—	1	$251	$—
Residential real estate	1	$40	$—	2	$70	$—
Home equity lines of credit	—	$—	$—	1	$24	$—
Total	1	$40	$—	4	$345	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	—	(49)	(272)	(45)	(552)	(201)	(1,119)
Recoveries	208	59	117	12	351	100	847
Net recoveries (charge-offs)	208	10	(155)	(33)	(201)	(101)	(272)
Provision for loan losses	(3,156)	1,035	1,092	346	1,183	91	591
Balance, June 30, 2014	$10,267	$3,219	$1,818	$656	$1,298	$126	$17,384

Period-end amount allocated to:
Loans individually evaluated for impairment	$158	$9	$—	$—	$—	$—	$167
Loans collectively evaluated for impairment	10,109	3,210	1,818	656	1,298	126	17,217
Ending balance	$10,267	$3,219	$1,818	$656	$1,298	$126	$17,384

Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(783)	(11)	(222)	(2)	(344)	(245)	(1,607)
Recoveries	2,806	21	261	13	236	99	3,436
Net recoveries (charge-offs)	2,023	10	39	11	(108)	(146)	1,829
Recovery of loan losses	(3,670)	445	165	—	410	123	(2,527)
Balance, June 30, 2013	$12,568	$2,188	$1,005	$490	$740	$122	$17,113

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,180	$266	$95	$—	$—	$—	$1,541
Loans collectively evaluated for impairment	11,388	1,922	910	490	740	122	15,572
Ending balance	$12,568	$2,188	$1,005	$490	$740	$122	$17,113

Note 5. Stockholders’ Equity

The following table details the progression in shares of Peoples’ common and treasury stock during the six months ended June 30, 2014:

	Common Stock	Treasury Stock
Shares at December 31, 2013	11,206,576	600,794
Changes related to stock-based compensation awards:
Release of restricted shares	57,704	14,034
Exercise of common stock options		(792)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock		1,734
Reissuance of treasury stock		(7,910)
Shares issued under dividend reinvestment plan	9,170
Common shares issued under compensation plan for Board of Directors		(4,564)
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	256,282
Shares at June 30, 2014	11,529,732	603,296
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2014, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the six months ended June 30, 2014:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(23)	—	(23)
Realized loss due to settlement and curtailment, net of tax	—	664	664
Other comprehensive income (loss), net of reclassifications and tax	10,333	(724)	9,609
Balance, June 30, 2014	$549	$(3,543)	$(2,994)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$131	$133	$274	$266
Expected return on plan assets	(150)	(165)	(319)	(330)
Amortization of net loss	36	51	69	103
Settlement of benefit obligation	536	—	1,022	—
Net periodic cost	$553	$19	$1,046	$39

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$2	$1	$3	$3
Amortization of net loss	(2)	(4)	(4)	(4)
Net periodic benefit	$—	$(3)	$(1)	$(1)
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
In the first six months of 2014, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of April 1, 2014 as part of the calculation of the settlement loss recognized.

The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the six months ended June 30, 2014:

	As of	June 30, 2014
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2013
Projected benefit obligation	$14,723	$15,065	$(1,323)	$13,742
Fair value of plan assets	11,287	10,467	(1,323)	9,144
Funded status	$(3,436)	$(4,598)	$—	$(4,598)

Gross unrealized loss	$5,436	$6,089	$(536)	$5,553

Assumptions:
Discount rate	4.30%	3.70%		3.70%
Expected return on plan assets	7.50%	7.50%		7.50%
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
The following table summarizes the changes to Peoples' stock options for the six months ended June 30, 2014:

	Number of Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	57,094	$27.96
Exercised	792	24.07
Expired	12,926	28.12
Outstanding at June 30	43,376	$27.98	1.3 years	$3,000
Exercisable at June 30	43,376	$27.98	1.3 years	$3,000

The following table summarizes Peoples’ stock options outstanding at June 30, 2014:

			Options Outstanding & Exercisable
Range of Exercise Prices			Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$23.59	to	$25.94	2,000	0.2 years	$25.94
$26.01	to	$27.74	15,136	0.6 years	26.93
$28.25	to	$28.26	15,040	1.6 years	28.25
$28.57	to	$30.00	11,200	1.8 years	29.40
Total			43,376	1.3 years	$27.98
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ shares on the date of grant and will be settled using shares of Peoples.  Additionally, the SARs granted vested three years after the grant date and expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the six months ended June 30, 2014:

	Number of Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Forfeited	—	—
Outstanding at June 30	21,292	$25.96	3.2 years	$35,000
Exercisable at June 30	21,292	$25.96	3.2 years	$35,000
The following table summarizes Peoples’ SARs outstanding at June 30, 2014:

Exercise Price	Number of Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	3.1 years
$23.77	10,582	3.6 years
$29.25	8,710	2.6 years
Total	21,292	3.2 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted shares awarded to non-employee directors expire after six months, while the restrictions on restricted shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2014, Peoples granted restricted shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that in order for the restricted common shares to vest on each of the three foregoing dates, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards in the year immediately preceding the vesting date. During the second quarter of 2014, Peoples granted restricted common shares to non-employee directors with a six month time-based vesting period, and certain key employees with a three year time-based vesting period.

The following table summarizes the changes to Peoples’ restricted shares for the six months ended June 30, 2014:

	Time-Based Vesting		Performance-Based Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	60,206	$17.18	85,254	$20.98
Awarded	4,900	24.32	83,514	21.68
Released	20,077	15.75	37,746	19.93
Forfeited	—	—	5,803	21.73
Outstanding at June 30	45,029	$18.60	125,219	$21.73

For the six months ended June 30, 2014, the total intrinsic value of restricted shares released was $1.3 million.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Total stock-based compensation	$464	$386	$954	$683
Recognized tax benefit	(162)	(135)	(334)	(239)
Net expense recognized	$302	$251	$620	$444
Total unrecognized stock-based compensation expense related to unvested awards was $1.7 million at June 30, 2014, which will be recognized over a weighted-average period of 1.5 years.
Note 8.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Distributed earnings allocated to shareholders	$1,609	$1,490	$3,213	$2,764
Undistributed earnings allocated to shareholders	1,837	3,388	4,987	7,094
Net earnings allocated to shareholders	$3,446	$4,878	$8,200	$9,858

Weighted-average shares outstanding	10,755,509	10,576,643	10,696,129	10,566,508
Effect of potentially dilutive shares	124,581	20,390	111,559	17,875
Total weighted-average diluted shares outstanding	10,880,090	10,597,033	10,807,688	10,584,383

Earnings per share:
Basic	$0.32	$0.46	$0.77	$0.93
Diluted	$0.32	$0.46	$0.76	$0.93

Anti-dilutive shares excluded from calculation:
Stock options and SARs	52,587	86,986	57,303	103,438

Note 9. Acquisitions

On May 30, 2014, Peoples completed its acquisition of Midwest Bancshares, Inc. ("Midwest") for total consideration of $12.6 million which was settled 50% in cash and 50% in Peoples' common shares. Midwest merged into Peoples and Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, merged into Peoples' wholly-owned subsidiary, Peoples Bank, National Association ("Peoples Bank"). The acquisition was accounted for as a business combination under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The goodwill recognized will not be deductible for income tax purposes.
As a result of the Midwest acquisition, Peoples acquired loans of $59.7 million and deposits of $78.1 million after purchase accounting adjustments. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
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
The following table is a preliminary summary of changes in goodwill and intangible assets during the period ended June 30, 2014:

(Dollars in thousands)	Goodwill	Gross Core Deposit	Gross Customer Relationships
Balance, December 31, 2013	$70,520	$8,760	$8,647
Acquired intangible assets:
Midwest	1,323	976	—
Balance, June 30, 2014	$71,843	$9,736	$8,647

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2014
Core deposits	$9,736	$(7,089)	$2,647
Customer relationships	8,647	(6,075)	2,572
Total acquired intangible assets	$18,383	$(13,164)	$5,219
Servicing rights			2,211
Total other intangible assets			$7,430

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
SIGNIFICANT RATIOS
Return on average stockholders' equity	5.91%	8.74%	7.20%	8.96%
Return on average assets	0.67%	1.03%	0.80%	1.05%
Net interest margin	3.39%	3.13%	3.37%	3.11%
Efficiency ratio (a)	75.58%	71.71%	73.35%	71.66%
Pre-provision net revenue to average assets (b)	1.11%	1.25%	1.24%	1.25%
Average stockholders' equity to average assets	11.29%	11.82%	11.18%	11.70%
Average loans to average deposits	78.82%	68.87%	77.90%	67.10%
Dividend payout ratio	46.98%	30.73%	39.43%	28.23%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	0.86%	1.17%	0.86%	1.17%
Nonperforming assets as a percent of total assets (c)(d)	0.57%	0.64%	0.57%	0.64%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	0.93%	1.18%	0.93%	1.18%
Allowance for loan losses as a percent of loans, net of deferred fees and costs (c)(d)	1.32%	1.66%	1.32%	1.66%
Allowance for loan losses to nonperforming loans (c)(d)	152.57%	141.11%	152.57%	141.11%
Provision for (recovery of) loan losses as a percent of average total loans	0.19%	(0.58)%	0.10%	(0.51)%
Net charge-offs (recoveries) as a percentage of average total loans (annualized)	0.02%	(0.45)%	0.04%	(0.37)%
CAPITAL RATIOS (d)
Tier 1	12.33%	14.17%	12.33%	14.17%
Total (Tier 1 and Tier 2)	13.65%	15.54%	13.65%	15.54%
Tier 1 leverage	8.76%	9.04%	8.76%	9.04%
Tangible equity to tangible assets (e)	7.92%	8.07%	7.92%	8.07%
PER SHARE DATA
Earnings per share – Basic	$0.32	$0.46	$0.77	$0.93
Earnings per share – Diluted	0.32	0.46	0.76	0.93
Cash dividends declared per share	0.15	0.14	0.30	0.26
Book value per share (d)	22.36	20.71	22.36	20.71
Tangible book value per share (d)(e)	$15.10	$13.94	$15.10	$13.94
Weighted-average number of shares outstanding – Basic	10,755,509	10,576,643	10,696,129	10,566,508
Weighted-average number of shares outstanding – Diluted	10,880,090	10,597,033	10,807,688	10,584,383
Shares outstanding at end of period	10,926,436	10,583,161	10,926,436	10,583,161

(a)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals and other transactions).

(b)
These amounts represent non-GAAP financial measures since they exclude the provision for (recovery of) loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found later in this section under the caption “Pre-Provision Net Revenue”.

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

(2)	Peoples' ability to complete and, if completed, successfully integrate future acquisitions, including the pending acquisitions of Ohio Heritage and North Akron;

(3)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(4)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Board of Governors of the Federal Reserve System ("Federal Reserve Board"), which may adversely impact interest margins and interest rate sensitivity;

(5)	changes in prepayment speeds, loan originations and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(6)
adverse changes in the economic conditions and/or activities, including, but not limited to, impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(7)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated and to be promulgated thereunder by the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;

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

(11)	Peoples' ability to receive dividends from its subsidiaries;

(12)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(13)	the impact of new minimum capital thresholds established as a part of the implementation of Basel III;

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

(17)	the overall adequacy of Peoples' risk management program; and

(18)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosure under "ITEM 1A. RISK FACTORS" of Peoples’ 2013 Form 10-K.

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2013 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 50 financial service locations and 50 ATMs in northeastern, central and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”).
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary and wealth management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2014, which were unchanged from the policies disclosed in Peoples’ 2013 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On April 21, 2014, Peoples entered into the North Akron Agreement. The North Akron Agreement calls for North Akron, which operates four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio, to merge into Peoples’ wholly-owned subsidiary, Peoples Bank. Under the terms of the North Akron Agreement, shareholders of North Akron will receive $7,655 per share, or approximately $20.1 million total value, with 80% of the total consideration to be paid in Peoples' shares and the remaining 20% to be paid in cash. The exchange ratio for the stock component of the transaction will be determined based on the Peoples' average closing stock price during the 20 consecutive trading days immediately preceding the closing of the transaction. The North Akron transaction is expected to be completed during the fourth quarter of 2014, pending adoption of the North Akron Agreement by the shareholders of North Akron, the satisfaction of various closing conditions, including the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the North Akron Agreement, and other conditions customary for transactions of this type. The North Akron transaction is expected to add $0.06 to $0.08 to Peoples' annual earnings per share starting in 2015. One-time acquisition costs will more than offset the incremental earnings in 2014.

◦
On April 4, 2014, Peoples entered into the Ohio Heritage Agreement. The Ohio Heritage Agreement calls for Ohio Heritage to merge into Peoples, and for Ohio Heritage's wholly-owned subsidiary, Ohio Heritage Bank, an Ohio-chartered savings bank, which operates six full-service branches in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio, to merge into Peoples' wholly-owned subsidiary, Peoples Bank. Under the terms of the Ohio Heritage Agreement, shareholders of Ohio Heritage will have the right to receive merger consideration equal to $110.00 per share, or approximately $37.6 million total value, with 85% of the total consideration to be paid in Peoples' shares and the remaining 15% to be paid in cash. The exchange ratio for the Peoples shares component of the consideration will be determined based on Peoples' volume weighted-average closing share price during the 20 consecutive trading days immediately preceding the closing of the merger. The Ohio Heritage transaction is expected to be completed during the third quarter of 2014, pending adoption of the Ohio Heritage Agreement by the shareholders of Ohio Heritage, the satisfaction of various closing conditions, including the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Ohio Heritage Agreement, and other conditions customary for transactions of this type. The Ohio Heritage transaction is expected to add $0.10 to $0.12 to Peoples' annual earnings per share starting in 2015. One-time acquisition costs are expected to offset incremental earnings in 2014.

◦
At the close of business on May 30, 2014, Peoples completed the acquisition of Midwest and its full services offices in Wellston and Jackson, Ohio. Under the terms of the agreement, Peoples paid $65.50 of consideration, or $12.6 million, of which 50% was paid in cash and the remaining 50% in Peoples' shares. The acquisition added $59.7 million of loans and $78.1 million of deposits.

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

◦
Peoples periodically has taken actions to reduce interest rate exposure within the investment portfolio and the entire balance sheet, which have included the sale of low-yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $68.8 million of investment securities, primarily low or volatile yielding residential mortgage-backed securities, during the first quarter of 2013. Some of the proceeds from these investment sales were reinvested in securities during the first quarter with the remaining reinvested early in the second quarter of 2013. During the first half of 2014, in an effort to reduce the relative size of the portfolio, Peoples used the cash flow generated from the investment portfolio to fund loan growth.

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

◦
From late 2008 until year-end 2012, the Federal Reserve Board took various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions included the buying and selling of mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve has remained relatively steep since mid-2013, primarily as a reaction to the Federal Reserve Board's announcement of a reduction in monthly asset purchases and generally improving economic conditions.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY
Net income for the quarter ended June 30, 2014 was $3.5 million, or $0.32 per diluted share, compared to $4.9 million and $0.46 per diluted share a year ago, and $4.8 million or $0.44 per diluted share in the first quarter of 2014. The decreased earnings in the second quarter of 2014 were largely due to higher provision for loan losses compared to prior periods and increased non-interest expenses.
Peoples' provision for loan losses for the three months ended June 30, 2014 was $583,000, compared to recoveries of loan losses of $1.5 million during the three months ended June 30, 2013 and nominal provision for loan losses for the three months ended March 31, 2014. For the six months ended June 30, 2014, provision for loan losses was $591,000 compared to recoveries of loan losses of $2.5 million in 2013. The increase in provision for loan losses was a result of higher loan growth in recent quarters. Net charge-offs for the second quarter of 2014 were $0.1 million compared to net recoveries of $1.1 million in the second quarter of 2013 and net charge-offs of $0.2 million in the first quarter of 2014. Asset quality metrics remained favorable during the second quarter of 2014.
Net interest income was $16.0 million in the second quarter of 2014, compared to $13.2 million for the second quarter of 2013, while net interest margin was 3.39% and 3.13%, respectively. For the six months ended June 30, 2014, net interest income was $31.5 million, compared to $26.1 million in 2013. The improvement over the prior year was driven by an increase in earning assets due to higher loan balances, stability in the asset yields and the change in asset mix. The acquired balances and accretion income from the Midwest acquisition added approximately 3 basis points of net interest margin for the second quarter of 2014. Compared to the prior year second quarter, net interest margin expanded 26 basis points from earning asset growth and accretion income from completed acquisitions.
Total non-interest income was up 5% in the second quarter and 9% for the first half of 2014, compared to the same periods in 2013, due largely to higher insurance income. During the second quarter of 2014, insurance income benefited from increased property and casualty commissions resulting from higher customer retention rates and referrals from other lines of business. In addition, deposit account service charges, and trust and investment income both grew 5% from the linked quarter and 9% from the prior year second quarter. Mortgage banking income continues to be pressured as refinancing activity has declined in response to the higher long-term interest rates, leading to a $545,000 decline year-to-date.
Non-interest expenses were 6% higher than the linked quarter and 22% higher than the prior year second quarter. This increase included $1.3 million of acquisition-related costs, consisting primarily of deconversion costs, and professional and legal fees, during the second quarter of 2014, compared to $150,000 in the linked quarter and $37,000 in the prior year second quarter. Salaries and employee benefit costs grew 4% over the linked quarter and 26% over the prior year second quarter as employee medical benefit plan costs increased due to higher claim activity and pension settlement charges of $536,000 recognized in the second quarter of 2014. Pension settlement charges during the first half of 2014 were $1.0 million, while there were no pension settlement charges recognized in the first half of 2013.
At June 30, 2014, total assets were $2.16 billion, up $104.8 million from year-end 2013. This increase was primarily the result of the Midwest acquisition, coupled with organic loan growth of $63.4 million since December 31, 2013. The allowance for loan losses was $17.4 million, or 1.32% of loans (net of deferred fees and costs), compared to $17.1 million and 1.43% at December 31, 2013.
Total liabilities were $1.92 billion at June 30, 2014, up $82.1 million since year-end 2013. Retail deposit balances grew 6%, or $88.6 million since year-end, primarily driven by the deposits acquired from Midwest of $78.1 million. Non-interest bearing deposits increased 4% or $16.5 million from December 31, 2013 primarily due to the Midwest acquisition. Peoples continues to focus on its strategy of reducing high-cost funding with increases in low-cost core deposits.
At June 30, 2014, total stockholders' equity was $244.3 million, up $22.7 million since December 31, 2013. During the second quarter of 2014, Peoples issued $6.3 million of common shares in consideration for the Midwest acquisition. In addition, earnings exceeded dividends declared in 2014 and the fair value of the available-for-sale investment portfolio increased. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio remained stable at 12.33% at June 30, 2014, versus 12.42% at December 31, 2013, while the Total Risk-Based Capital ratio was 13.65% versus 13.78% at December 31, 2013. In addition, Peoples' tangible equity to tangible asset ratio was 7.92% and tangible book value per share was $15.10 at June 30, 2014, versus 7.26% and $13.57 at December 31, 2013, respectively.

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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$7,076	$(44)	(2.49)%	$7,058	$20	1.15%	$11,399	$25	0.88%
Other long-term investments	2,170	2	0.37%	2,254	3	0.54%	—	—	—%
Investment Securities (1):
Taxable	610,221	4,185	2.74%	623,444	4,383	2.81%	657,644	4,202	2.56%
Nontaxable (2)	58,494	687	4.70%	51,867	641	4.94%	50,978	607	4.76%
Total investment securities	668,715	4,872	2.91%	675,311	5,024	2.98%	708,622	4,809	2.71%
Loans (3):
Commercial real estate, construction	53,615	514	3.79%	51,839	498	3.84%	27,591	307	4.40%
Commercial real estate, other	465,723	5,269	4.48%	454,107	5,114	4.50%	382,994	4,460	4.61%
Commercial and industrial	240,770	2,691	4.42%	236,741	2,570	4.34%	183,933	1,856	3.99%
Residential real estate (4)	286,604	3,311	4.62%	270,739	3,069	4.53%	247,100	2,918	4.72%
Home equity lines of credit	60,349	562	3.72%	60,029	545	3.63%	50,902	507	3.98%
Consumer	155,457	1,771	4.57%	141,209	1,614	4.73%	116,995	1,528	5.35%
Total loans	1,262,518	14,118	4.45%	1,214,664	13,410	4.43%	1,009,515	11,576	4.57%
Less: Allowance for loan losses	(17,126)			(17,228)			(17,866)
Net loans	1,245,392	14,118	4.51%	1,197,436	13,410	4.49%	991,649	11,576	4.64%
Total earning assets	1,923,353	18,948	3.92%	1,882,059	18,457	3.93%	1,711,670	16,410	3.82%
Intangible assets	77,917			77,448			71,081
Other assets	89,681			91,095			128,237
Total assets	$2,090,951			$2,050,602			$1,910,988

	For the Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Deposits:
Savings accounts	$230,431	$31	0.05%	$220,935	$30	0.06%	$199,065	$27	0.05%
Governmental deposit accounts	159,476	113	0.28%	149,057	123	0.33%	147,824	168	0.46%
Interest-bearing demand accounts	138,745	29	0.08%	137,026	28	0.08%	124,199	25	0.08%
Money market accounts	268,480	107	0.16%	278,413	111	0.16%	266,602	93	0.14%
Brokered deposits	42,976	382	3.57%	47,335	436	3.74%	51,952	468	3.61%
Retail certificates of deposit	356,286	803	0.90%	360,457	840	0.95%	350,141	1,017	1.17%
Total interest-bearing deposits	1,196,394	1,465	0.49%	1,193,223	1,568	0.53%	1,139,783	1,798	0.63%
Borrowed Funds:
Short-term FHLB advances	56,341	14	0.10%	63,733	16	0.10%	35,462	9	0.10%
Retail repurchase agreements	55,612	23	0.17%	39,141	15	0.15%	33,340	13	0.16%
Total short-term borrowings	111,953	37	0.13%	102,874	31	0.12%	68,802	22	0.13%
Long-term FHLB advances	62,108	523	3.38%	62,380	521	3.39%	64,237	543	3.39%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	363	3.63%	40,000	367	3.67%
Other borrowings	17,943	179	3.95%	19,137	188	3.93%	22,690	226	3.94%
Total long-term borrowings	120,051	1,069	3.56%	121,517	1,072	3.55%	126,927	1,136	3.58%
Total borrowed funds	232,004	1,106	1.91%	224,391	1,103	1.98%	195,729	1,158	2.36%
Total interest-bearing liabilities	1,428,398	2,571	0.72%	1,417,614	2,671	0.76%	1,335,512	2,956	0.89%
Non-interest-bearing deposits	405,282			385,471			326,020
Other liabilities	21,103			20,876			23,568
Total liabilities	1,854,783			1,823,961			1,685,100
Total stockholders’ equity	236,168			226,641			225,888
Total liabilities and
stockholders’ equity	$2,090,951			$2,050,602			$1,910,988
Interest rate spread		$16,377	3.20%		$15,786	3.17%		$13,454	2.93%
Net interest margin			3.39%			3.35%			3.13%

	For the Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$7,067	$(24)	(0.68)%	$25,172	$44	0.35%
Other long-term investments	2,211	4	0.36%	—	—	—%
Investment Securities (1):
Taxable	616,796	8,569	2.78%	657,482	8,463	2.57%
Nontaxable (2)	55,199	1,326	4.80%	49,602	1,189	4.79%
Total investment securities	671,995	9,895	2.94%	707,084	9,652	2.73%
Loans (3):
Commercial real estate, construction	52,732	1,012	3.82%	29,074	645	4.41%
Commercial real estate, other	459,947	10,383	4.49%	381,202	8,827	4.61%
Commercial and industrial	238,767	5,261	4.38%	181,697	3,647	3.99%
Residential real estate (4)	278,715	6,380	4.58%	242,741	5,980	4.93%
Home equity lines of credit	60,190	1,107	3.68%	50,569	1,009	3.99%
Consumer	148,372	3,384	4.60%	112,071	2,963	5.46%
Total loans	1,238,723	27,527	4.43%	997,354	23,071	4.63%
Less: Allowance for loan losses	(17,177)			(18,322)
Net loans	1,221,546	27,527	4.50%	979,032	23,071	4.70%
Total earning assets	1,902,819	37,402	3.92%	1,711,288	32,767	3.82%
Intangible assets	77,684			70,538
Other assets	90,385			130,794
Total assets	$2,070,888			$1,912,620
Deposits:
Savings accounts	$225,709	$61	0.05%	$194,940	$51	0.05%
Governmental deposit accounts	154,295	236	0.31%	146,775	370	0.51%
Interest-bearing demand accounts	137,890	57	0.08%	125,474	50	0.08%
Money market accounts	273,419	218	0.16%	277,322	189	0.14%
Brokered deposits	45,143	818	3.65%	53,037	944	3.59%
Retail certificates of deposit	358,360	1,644	0.93%	365,808	2,132	1.18%
Total interest-bearing deposits	1,194,816	3,034	0.51%	1,163,356	3,736	0.65%
Borrowed Funds:
Short-term FHLB advances	60,017	30	0.10%	18,823	10	0.11%
Retail repurchase agreements	47,422	38	0.16%	32,661	25	0.15%
Total short-term borrowings	107,439	68	0.13%	51,484	35	0.14%
Long-term FHLB advances	62,243	1,045	3.39%	64,387	1,084	3.40%
Wholesale repurchase agreements	40,000	729	3.65%	40,000	729	3.65%
Other borrowings	18,536	367	3.94%	23,283	461	3.94%
Total long-term borrowings	120,779	2,141	3.56%	127,670	2,274	3.57%
Total borrowed funds	228,218	2,209	1.94%	179,154	2,309	2.58%
Total interest-bearing liabilities	1,423,034	5,243	0.74%	1,342,510	6,045	0.91%
Non-interest-bearing deposits	395,431			323,024
Other liabilities	20,992			23,252
Total liabilities	1,839,457			1,688,786
Total stockholders’ equity	231,431			223,834
Total liabilities and
stockholders’ equity	$2,070,888			$1,912,620
Interest rate spread		$32,159	3.18%		$26,722	2.91%
Net interest margin			3.37%			3.11%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Net interest income, as reported	$16,045	$15,480	$13,155	$31,525	$26,130
Taxable equivalent adjustments	332	306	299	634	592
Fully tax-equivalent net interest income	$16,377	$15,786	$13,454	$32,159	$26,722

The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
							June 30, 2014
	Three Months Ended June 30, 2014 Compared to						Compared to
(Dollars in thousands)	March 31, 2014			June 30, 2013			June 30, 2013
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(64)	$—	$(64)	$(63)	$(6)	$(69)	$(55)	$(13)	$(68)
Other long-term investments	(1)	—	(1)	—	2	2	—	4	4
Investment Securities: (2)
Taxable	(106)	(92)	(198)	1,214	(1,231)	(17)	1,236	(1,130)	106
Nontaxable	(171)	217	46	(54)	134	80	3	134	137
Total investment income	(277)	125	(152)	1,160	(1,097)	63	1,239	(996)	243
Loans:
Commercial real estate, construction	(33)	49	16	(267)	474	207	(245)	612	367
Commercial real estate, other	(179)	334	155	(793)	1,602	809	(618)	2,174	1,556
Commercial and industrial	63	58	121	217	618	835	382	1,232	1,614
Residential real estate	60	182	242	(399)	792	393	(1,017)	1,417	400
Home equity lines of credit	14	3	17	(181)	236	55	(195)	293	98
Consumer	(298)	455	157	(1,185)	1,428	243	(1,155)	1,576	421
Total loan income	(373)	1,081	708	(2,608)	5,150	2,542	(2,848)	7,304	4,456
Total interest income	(715)	1,206	491	(1,511)	4,049	2,538	(1,664)	6,299	4,635
INTEREST EXPENSE:
Deposits:
Savings accounts	(3)	4	1	(1)	5	4	2	8	10
Government deposit accounts	(54)	44	(10)	(133)	78	(55)	(186)	52	(134)
Interest-bearing demand accounts	—	1	1	1	3	4	2	5	7
Money market accounts	(1)	(3)	(4)	13	1	14	36	(7)	29
Brokered certificates of deposit	(18)	(36)	(54)	(6)	(80)	(86)	47	(173)	(126)
Retail certificates of deposit	(29)	(8)	(37)	(331)	117	(214)	(445)	(43)	(488)
Total deposit cost	(105)	2	(103)	(457)	124	(333)	(544)	(158)	(702)
Borrowed funds:
Short-term borrowings	1	5	6	—	15	15	(1)	34	33
Long-term borrowings	11	(14)	(3)	1	(68)	(67)	(3)	(130)	(133)
Total borrowed funds cost	12	(9)	3	1	(53)	(52)	(4)	(96)	(100)
Total interest expense	(93)	(7)	(100)	(456)	71	(385)	(548)	(254)	(802)
Net interest income	$(622)	$1,213	$591	$(1,055)	$3,978	$2,923	$(1,116)	$6,553	$5,437

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
Net interest income for the second quarter of 2014 increased 4% compared to the linked quarter and 22% from the prior year second quarter. During the second quarter of 2014, net interest income and margin benefited from accretion income related to the Midwest and Ohio Commerce acquisitions of $50,000 and $226,000, respectively, and when combined, added 6 basis points to net interest margin. In comparison, accretion income from Ohio Commerce was $231,000 in the first quarter of 2014.

Net interest income continues to grow as increases in average loan balances from higher sales production and acquisitions occur. Loan growth, further reductions in the relative size of the investment portfolio and decreases in funding costs are improving net interest income and margin.
Average loan balances have benefited from double-digit annualized organic loan growth in each of the last five quarters. The organic growth and acquired loans position Peoples to meet, if not surpass, its goal of 15% to 20% year-over-year increase in average loan balances for the full year of 2014.
Peoples' strategy of replacing higher-cost funding with low-cost deposits caused a decline in funding costs in the second quarter of 2014. Compared to the prior year second quarter, loan growth has been funded by increases in low-cost deposits and wholesale funding, in addition to cash flows provided by the investment portfolio.
Management has not changed its overall balance sheet strategies of reducing the size of the investment portfolio relative to total earning assets and minimizing Peoples’ long-term interest rate risk by potentially match funding some of the 2014 loan growth. Peoples continues to focus on reducing high-cost funding with increases in low-cost core deposits.
The pending acquisitions could provide management with additional opportunities to make meaningful progress with these balance sheet strategies. Specifically, Peoples could elect to sell some, or all, of the investment securities currently held by the acquired banks and use the proceeds to repay wholesale borrowings. Such action, if taken, would result in a smaller increase in total earning assets and net interest income.
Additional information regarding changes in the Unaudited Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.
Provision for (Recovery of) Loan Losses
The following table details Peoples’ provision for, or recovery of, loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Provision for checking account overdrafts	$83	$8	$138	$91	$123
Provision for (recovery of) other loan losses	500	—	(1,600)	500	(2,650)
Net provision for (recovery of) loan losses	$583	$8	$(1,462)	$591	$(2,527)
As a percentage of average gross loans (a)	0.19%	—%	(0.58)%	0.10%	(0.51)%
(a) Presented on an annualized basis
The provision for, or recovery of, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded during the second quarter of 2014 was driven mostly by higher loan growth. During 2014, charge-offs on loans exceeded recoveries by $69,000 for the second quarter and $272,000 on a year-to-date basis. In 2013, recoveries on loans surpassed charge-offs by $1.1 million in the second quarter and $1.8 million year-to-date. Peoples continued to experience loss trends and levels of criticized loans that were below historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other losses and gains recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Net gain on OREO	$—	$18	$81	$18	$76
Net loss on bank premises and equipment	(187)	(7)	(87)	(194)	(87)
Net other (losses) gains	$(187)	$11	$(6)	$(176)	$(11)
The loss on bank premises and equipment recorded during the second quarter of 2014 included $149,000 of losses due to asset write-offs associated with the Midwest acquisition. The remaining $38,000 of losses were the result of relocation of banking and insurance offices during the second quarter of 2014. The net gain on OREO for the second quarter of 2013 was the result of the sale of two commercial properties. The net loss on bank premises and equipment for the second quarter of 2013 was due to the write-downs of $89,000 related to closed office locations that are available for sale.
Non-Interest Income
Insurance income comprised the largest portion of second quarter 2014 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Property and casualty insurance commissions	$2,709	$2,453	$2,705	$5,162	$4,876
Performance-based commissions	249	1,183	81	1,432	585
Life and health insurance commissions	393	425	309	818	455
Credit life and A&H insurance commissions	9	7	34	16	57
Other fees and charges	83	48	91	131	125
Total insurance income	$3,443	$4,116	$3,220	$7,559	$6,098
The growth in property and casualty insurance commissions was primarily driven by higher premiums throughout the industry and increased production from referrals between lines of business at Peoples. The increase in life and health insurance commissions compared to 2013 was the result of acquisitions completed during the second quarter of 2013. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Overdraft and non-sufficient funds fees	$1,772	$1,544	$1,732	$3,316	$3,337
Account maintenance fees	413	377	311	790	601
Other fees and charges	42	190	2	232	164
Total deposit account service charges	$2,227	$2,111	$2,045	$4,338	$4,102
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

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Fiduciary	$1,434	$1,329	$1,293	$2,763	$2,482
Brokerage	499	518	479	1,017	992
Total trust and investment income	$1,933	$1,847	$1,772	$3,780	$3,474

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
(Dollars in thousands)
Trust assets under management	$1,014,865	$995,861	$1,000,171	$994,683	$939,292
Brokerage assets under management	513,890	494,246	474,384	449,196	433,651
Total managed assets	$1,528,755	$1,490,107	$1,474,555	$1,443,879	$1,372,943
Quarterly average	$1,505,433	$1,479,110	$1,455,429	$1,417,707	$1,373,135
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
Peoples electronic banking services include ATM and debit cards, direct deposit services, internet banking, and personal electronic device applications, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The growth in electronic banking income during the first half of 2014 was primarily due to an increase in the volume of debit card transactions.
Mortgage banking income decreased significantly from 2013 due to reduced refinancing activity, which is driven by mortgage interest rates available in the secondary market and customers' preference for long-term, fixed-rate loans. Compared to the linked quarter, mortgage banking income was up slightly due to the seasonality in the industry as home purchases typically increase during the spring and early summer. In the second quarter of 2014, Peoples sold approximately $11.3 million of loans to the secondary market compared to $7.8 million in the first quarter of 2014 and $14 million in the second quarter of 2013. In the first six months of 2014, Peoples sold approximately $19.1 million compared to $46.1 million in the first half of 2013.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.

The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Base salaries and wages	$7,037	$6,513	$5,866	$13,550	$11,498
Sales-based and incentive compensation	1,587	1,503	1,874	3,090	3,399
Employee benefits	1,791	1,760	771	3,551	1,753
Stock-based compensation	464	490	386	954	683
Deferred personnel costs	(353)	(366)	(589)	(719)	(1,083)
Payroll taxes and other employment costs	715	892	626	1,607	1,401
Total salaries and employee benefit costs	$11,241	$10,792	$8,934	$22,033	$17,651
Full-time equivalent employees:
Actual at end of period	576	557	545	576	545
Average during the period	563	549	531	556	521

For the three months ended June 30, 2014, base salaries and wages were primarily higher than the linked quarter as a result of severance and retention payouts associated with the Midwest acquisition. Compared to the prior year second quarter, the increase was due to the addition of new sales talent in several markets and completed acquisitions that have increased the number of full-time equivalent employees. Employee medical benefit costs were essentially flat compared to the prior quarter and nearly doubled compared to prior year second quarter due to higher claim activity experienced. During the second quarter of 2014, Peoples recorded a one-time pension settlement charge of $536,000, compared to $486,000 in the first quarter of 2014 and for which no charges were recorded in the first half of 2013. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of future pension settlement charges.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013
Depreciation	$677	$685	$590	$1,362	$1,357
Repairs and maintenance costs	451	458	460	909	907
Net rent expense	219	241	200	461	421
Property taxes, utilities and other costs	392	432	376	823	799
Total net occupancy and equipment expense	$1,739	$1,816	$1,626	$3,555	$3,484
Net occupancy and equipment expense was stable in the second quarter and first six months of 2014 compared to prior periods. Seasonal fluctuations occur in the timing of repairs and maintenance costs, such as snow removal, and are generally higher in the first and fourth quarters.
Professional fees increased during the second quarter of 2014 due to $375,000 of additional expenses associated with acquisition activity, compared to $91,000 in the linked quarter and $37,000 in the prior year. Through the first six months of 2014, professional fees increased $278,000, which was primarily caused by acquisition-related expenses.
Electronic banking expense, which is comprised of bankcard and internet-based banking costs, continued to increase in the second quarter and first six months of 2014 compared to prior periods. The primary reasons for the increase were a higher volume of transactions completed by customers and additional services provided.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 75.58% for the second quarter of 2014, higher than the linked quarter of 71.13% and the prior year second quarter of 71.71%. Management continues to target an efficiency ratio in the range of 68% to 70%, absent acquisition-related costs and other one-time expenses, such as pension settlement charges.
Income Tax Expense
For the six months ended June 30, 2014, Peoples recorded income tax expense of $3.7 million, for an effective tax rate of 31.1%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $4.8 million for the same period in 2013, for an effective tax rate of 32.7%.

Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and, therefore, excludes the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30,
(Dollars in thousands)				2014	2013

Pre-Provision Net Revenue:
Income before income taxes	$5,057	$6,931	$7,431	$11,988	$14,771
Add: provision for loan losses	583	8	—	591	—
Add: loss on debt extinguishment	—	—	—	—	—
Add: net loss on loans held-for-sale and OREO	—	—	—	—	—
Add: net loss on securities transactions	—	30	—	30	—
Add: net loss on other assets	187	7	87	194	87
Less: recovery of loan losses	—	—	1,462	—	2,527
Less: net gain on loans held-for-sale and OREO	—	18	81	18	76
Less: net gain on securities transactions	66	—	26	66	444
Pre-provision net revenue	$5,761	$6,958	$5,949	$12,719	$11,811

Pre-provision net revenue	$5,761	$6,958	$5,949	$12,719	$11,811
Total average assets	2,090,951	2,050,602	1,910,988	2,070,888	1,912,620

Pre-provision net revenue to total average assets (a)	1.11%	1.38%	1.25%	1.24%	1.25%
(a) Presented on an annualized basis.
During the second quarter of 2014, PPNR decreased due to additional costs from acquisition-related activities.
FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2014, Peoples' interest-bearing deposits in other banks decreased compared to December 31, 2013. These balances included $2.0 million of excess cash reserves being maintained at the Federal Reserve Bank at June 30, 2014, compared to $14.2 million at December 31, 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through six months of 2014, Peoples' total cash and cash equivalents increased $0.1 million, as cash provided by operating activities totaling $14.4 million was mostly offset by cash used in investing and financing activities. Within Peoples' investing activities, the $50.1 million generated by activities related to available-for-sale securities, and $6.3 million in proceeds from bank owned life insurance contracts were used to partially fund the $62.8 million net loan growth. Peoples' financing activities used $1.9 million as payments on long-term borrowings and cash dividends paid to shareholders exceeded cash provided by deposits and short-term borrowings.
In comparison, through the six months of 2013, Peoples' total cash and cash equivalents decreased $24.8 million, as cash used in Peoples' investing and financing activities exceeded the $20.3 million of cash generated by operating activities. Investing activities used $27.6 million of cash to partially fund the $42.9 million net loan growth, while proceeds from sales and principal payments of investment securities exceeded purchases by $12.8 million. Within Peoples' financing activities, the decrease in deposits of $56.5 million resulted in increased borrowed funds of $41.6 million.

Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$19	$19	$20	$22	$23
U.S. government sponsored agencies	—	295	319	356	400
States and political subdivisions	61,281	51,668	50,962	51,061	50,579
Residential mortgage-backed securities	491,628	500,516	510,097	519,387	503,574
Commercial mortgage-backed securities	27,746	26,750	32,304	33,135	33,606
Bank-issued trust preferred securities	8,132	7,995	7,829	7,868	7,811
Equity securities	4,997	4,854	4,577	4,207	4,335
Total fair value	$593,803	$592,097	$606,108	$616,036	$600,328
Total amortized cost	$592,954	$598,445	$621,126	$623,024	$606,441
Net unrealized gain (loss)	$849	$(6,348)	$(15,018)	$(6,988)	$(6,113)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,845	$3,848	$3,850	$3,853	$3,855
Residential mortgage-backed securities	37,766	37,151	37,536	38,046	36,361
Commercial mortgage-backed securities	7,765	7,804	7,836	7,859	7,882
Total amortized cost	$49,376	$48,803	$49,222	$49,758	$48,098

Total investment portfolio:
Amortized cost	$642,330	$647,248	$670,348	$672,782	$654,539
Carrying value	$643,179	$640,900	$655,330	$665,794	$648,426
In the second quarter of 2014, reductions in the investment portfolio from the linked quarter were partially offset by increases in the unrealized gain or loss position of the securities. Peoples continues to use principal paydowns on securities to fund loan growth, in an effort to reduce the size of the investment portfolio. At June 30, 2014, the investment portfolio was 31% of total assets compared to 33% at year-end and 35% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, contrary to the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Total fair value	$16,864	$21,351	$23,446	$25,573	$30,065
Total amortized cost	$16,268	$20,562	$22,926	$24,430	$28,820
Net unrealized gain	$596	$789	$520	$1,143	$1,245

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At June 30, 2014, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Gross portfolio loans:
Commercial real estate, construction	$56,421	$55,935	$47,539	$39,969	$30,770
Commercial real estate, other	463,734	458,580	450,170	374,953	389,281
Commercial real estate	520,155	514,515	497,709	414,922	420,051
Commercial and industrial	254,561	233,329	232,754	192,238	184,981
Residential real estate	314,190	268,794	268,617	262,602	252,282
Home equity lines of credit	61,838	60,319	60,076	55,341	52,212
Consumer	163,326	143,541	135,018	127,785	119,029
Deposit account overdrafts	5,282	6,008	2,060	4,277	1,674
Total portfolio loans	$1,319,352	$1,226,506	$1,196,234	$1,057,165	$1,030,229
Percent of loans to total loans:
Commercial real estate, construction	4.3%	4.6%	4.0%	3.8%	3.0%
Commercial real estate, other	35.1%	37.4%	37.6%	35.5%	37.8%
Commercial real estate	39.4%	42.0%	41.6%	39.3%	40.8%
Commercial and industrial	19.3%	19.0%	19.5%	18.2%	17.9%
Residential real estate	23.8%	21.9%	22.5%	24.8%	24.5%
Home equity lines of credit	4.7%	4.9%	5.0%	5.2%	5.1%
Consumer	12.4%	11.7%	11.3%	12.1%	11.5%
Deposit account overdrafts	0.4%	0.5%	0.1%	0.4%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$341,893	$340,057	$341,183	$339,557	$338,854

Gross portfolio loans increased $92.8 million, or 8% from the prior quarter due to organic growth and the Midwest acquisition. The loans acquired from Midwest added approximately $2.1 million of commercial real estate loans, $3.2 million of commercial and industrial loans, $47.1 million of residential real estate loans and $7.3 million of consumer loans after purchase accounting adjustments. The remaining increase in commercial and industrial loans was primarily driven by several new loan originations during the second quarter of 2014. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity.
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2014:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$53,196	$—	$53,196	11.3%
Apartment complexes	65,084	206	65,290	13.9%
Office buildings and complexes:
Owner occupied	16,443	364	16,807	3.6%
Non-owner occupied	28,745	112	28,857	6.1%
Total office buildings and complexes	45,188	476	45,664	9.7%
Light industrial facilities:
Owner occupied	30,519	406	30,925	6.6%
Non-owner occupied	2,112	—	2,112	0.4%
Total light industrial facilities	32,631	406	33,037	7.0%
Retail facilities:
Owner occupied	15,598	129	15,727	3.3%
Non-owner occupied	30,929	—	30,929	6.6%
Total retail facilities	46,527	129	46,656	9.9%
Assisted living facilities and nursing homes	45,905	251	46,156	9.8%
Mixed commercial use facilities:
Owner occupied	21,814	1,100	22,914	4.9%
Non-owner occupied	19,060	337	19,397	4.1%
Total mixed commercial use facilities	40,874	1,437	42,311	9.0%
Day care facilities - owner occupied	15,971	—	15,971	3.4%
Health care facilities:
Owner occupied	5,884	11	5,895	1.3%
Non-owner occupied	15,828	300	16,128	3.4%
Total health care facilities	21,712	311	22,023	4.7%
Restaurant facilities:
Owner occupied	12,048	50	12,098	2.6%
Non-owner occupied	1,116	—	1,116	0.2%
Total restaurant facilities	13,164	50	13,214	2.8%
Other	83,482	3,347	86,829	18.5%
Total commercial real estate, other	$463,734	$6,613	$470,347	100.0%
Commercial real estate, construction:
Apartment complexes	$31,671	$8,721	$40,392	48.9%
Office buildings and complexes:
Owner occupied	1,554	247	1,801	2.2%
Non-owner occupied	3	4,800	4,803	5.8%
Total office buildings and complexes	1,557	5,047	6,604	8.0%
Light industrial facilities:
Owner occupied	825	—	825	1.0%
Non-owner occupied	210	—	210	0.3%
Total light industrial facilities	1,035	—	1,035	1.3%
Assisted living facilities and nursing homes	6,422	3,530	9,952	12.0%
Mixed commercial use facilities	2,212	1,521	3,733	4.5%
Day care facilities - owner occupied	2,191	302	2,493	3.0%
Restaurant facilities - owner occupied	3,540	—	3,540	4.3%
Residential property	3,188	4,061	7,249	8.8%
Other	4,605	3,024	7,629	9.2%
Total commercial real estate, construction	$56,421	$26,206	$82,627	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both June 30, 2014 and December 31, 2013.
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

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Commercial real estate	10,267	13,327	13,215	12,826	12,568
Commercial and industrial	3,219	2,130	2,174	2,195	2,188
Total commercial	13,486	15,457	15,389	15,021	14,756
Residential real estate	1,818	782	881	826	1,005
Home equity lines of credit	656	329	343	337	490
Consumer	1,298	198	316	564	740
Deposit account overdrafts	126	104	136	154	122
Total allowance for loan losses	$17,384	$16,870	$17,065	$16,902	$17,113
As a percent of loans, net of deferred fees and costs	1.32%	1.38%	1.43%	1.60%	1.66%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. In the second quarter of 2014, Peoples increased the allowance for loan losses due to loan growth during recent quarters. Peoples' asset quality continued to remain favorable during 2014. Net charge-offs also remained at or below Peoples' long-term historical rate. These factors had a direct impact on the estimated loss rates used to determine the appropriate allocations for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	—	—	71	199	217
Commercial real estate	—	—	71	199	217
Commercial and industrial	—	49	33	—	11
Residential real estate	135	137	181	218	88
Home equity lines of credit	25	20	—	160	—
Consumer	250	302	439	301	185
Deposit account overdrafts	91	110	147	135	115
Total gross charge-offs	501	618	871	1,013	616
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	96	112	1,526	1,507	1,432
Commercial real estate	96	112	1,526	1,507	1,432
Commercial and industrial	54	5	12	7	4
Residential real estate	79	38	236	39	145
Home equity lines of credit	6	6	6	7	5
Consumer	167	184	191	125	132
Deposit account overdrafts	30	70	27	36	34
Total recoveries	432	415	1,998	1,721	1,752
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(96)	(112)	(1,455)	(1,308)	(1,215)
Commercial real estate	(96)	(112)	(1,455)	(1,308)	(1,215)
Commercial and industrial	(54)	44	21	(7)	7
Residential real estate	56	99	(55)	179	(57)
Home equity lines of credit	19	14	(6)	153	(5)
Consumer	83	118	248	176	53
Deposit account overdrafts	61	40	120	99	81
Total net charge-offs (recoveries)	$69	$203	$(1,127)	$(708)	$(1,136)
Ratio of net charge-offs (recoveries) to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.03)%	(0.04)%	(0.51)%	(0.50)%	(0.48)%
Commercial real estate	(0.03)%	(0.04)%	(0.51)%	(0.50)%	(0.48)%
Commercial and industrial	(0.03)%	0.02%	0.01%	—%	—%
Residential real estate	0.02%	0.03%	(0.02)%	0.07%	(0.02)%
Home equity lines of credit	0.01%	0.01%	—%	0.06%	—%
Consumer	0.03%	0.04%	0.09%	0.07%	0.03%
Deposit account overdrafts	0.02%	0.01%	0.04%	0.04%	0.02%
Total	0.02%	0.07%	(0.39)%	(0.26)%	(0.45)%
Throughout the first half of 2014, net charge-offs remained well below the long-term historical average of 0.30% to 0.50%.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,138	$—	$—	$—	$36
Commercial and industrial	903	—	—	950	—
Residential real estate	1,290	29	37	—	—
Home equity	39	129	873	1,615	1,484
Consumer	20	1	—	32	—
Total	3,390	159	910	2,597	1,520
Nonaccrual loans:
Commercial real estate, construction	—	96	96	76	80
Commercial real estate, other	1,834	2,913	2,801	3,593	4,922
Commercial and industrial	806	640	708	323	297
Residential real estate	2,945	3,294	2,565	3,012	3,136
Home equity	256	323	81	61	32
Consumer	—	—	58	60	62
Total	5,841	7,266	6,309	7,125	8,529
Troubled debt restructurings:
Commercial real estate, construction	96	897	916	1,193	1,879
Commercial real estate, other	1,356	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	675	637	650	195	175
Home equity	36	6	6	24	24
Total	2,163	1,540	1,572	1,412	2,078
Total nonperforming loans (NPLs)	11,394	8,965	8,791	11,134	12,127
Other real estate owned (OREO)
Commercial	465	465	465	—	—
Residential	450	308	428	120	120
Total	915	773	893	120	120
Total nonperforming assets (NPAs)	$12,309	$9,738	$9,684	$11,254	$12,247
NPLs as a percent of total loans	0.86%	0.73%	0.73%	1.05%	1.17%
NPAs as a percent of total assets	0.57%	0.47%	0.47%	0.59%	0.64%
NPAs as a percent of total loans and OREO	0.93%	0.79%	0.81%	1.06%	1.18%
Allowance for loan losses as a percent of NPLs	152.57%	188.19%	194.13%	151.79%	141.11%
During the second quarter of 2014, loans reported as accruing and 90 days past due increased significantly, primarily due to a single relationship of $1.2 million that is expected to payoff during the third quarter of 2014, coupled with acquired balances from the Midwest acquisition. The increase in OREO during the second quarter of 2014 was also the result of properties acquired from the Midwest acquisition.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Interest-bearing deposits:
Retail certificates of deposit	$373,072	$355,345	$363,226	$334,910	$349,511
Money market deposit accounts	268,939	276,226	275,801	224,400	238,554
Governmental deposit accounts	165,231	177,590	132,379	151,910	146,817
Savings accounts	244,472	227,695	215,802	196,293	199,503
Interest-bearing demand accounts	142,170	133,508	134,618	123,966	125,875
Total retail interest-bearing deposits	1,193,884	1,170,364	1,121,826	1,031,479	1,060,260
Brokered certificates of deposits	40,650	45,072	49,041	49,620	50,393
Total interest-bearing deposits	1,234,534	1,215,436	1,170,867	1,081,099	1,110,653
Non-interest-bearing deposits	426,384	417,629	409,891	356,767	325,125
Total deposits	$1,660,918	$1,633,065	$1,580,758	$1,437,866	$1,435,778
During the second quarter of 2014, Peoples completed the acquisition of Midwest, which included retail certificates of deposits ("CDs") totaling $36.2 million, money market deposit accounts of $3.8 million, governmental deposit accounts of $0.5 million, savings accounts of $15.1 million, interest-bearing demand accounts of $7.1 million and non-interest bearing deposits of $15.4 million. Excluding the acquired deposit accounts, retail certificates of deposit, money market deposit accounts and governmental deposit accounts declined $42.4 million from March 31, 2014. Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Short-term borrowings:
FHLB advances	$48,000	$15,000	$71,000	$64,000	$59,000
Retail repurchase agreements	67,869	53,777	42,590	42,843	33,521
Total short-term borrowings	115,869	68,777	113,590	106,843	92,521
Long-term borrowings:
FHLB advances	62,056	62,211	62,679	63,806	64,180
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	16,759	17,953	19,147	20,340	21,534
Total long-term borrowings	118,815	120,164	121,826	124,146	125,714
Total borrowed funds	$234,684	$188,941	$235,416	$230,989	$218,235
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position.
As disclosed in Peoples' 2013 Form 10-K, Peoples entered into a loan agreement in 2012, and is subject to certain covenants. At June 30, 2014, Peoples was in compliance with the applicable material covenants imposed by this agreement, as explained in more detail in Note 10 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K.

Capital/Stockholders’ Equity
During the second quarter of 2014, Peoples issued common shares (representing $6.3 million) in partial consideration for the Midwest acquisition, and the remaining consideration was paid in cash. Accumulated other comprehensive income also benefited from an increase in the market value of available-for-sale investment securities. At June 30, 2014, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Capital Amounts:
Tier 1	177,394	170,677	166,217	168,254	166,576
Total (Tier 1 and Tier 2)	196,426	189,145	184,457	184,550	182,706
Net risk-weighted assets	$1,438,683	$1,358,691	$1,338,811	$1,194,016	$1,175,647
Capital Ratios:
Tier 1	12.33%	12.56%	12.42%	14.09%	14.17%
Total (Tier 1 and Tier 2)	13.65%	13.92%	13.78%	15.46%	15.54%
Leverage ratio	8.76%	8.56%	8.52%	9.14%	9.04%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial information since their calculation removes the impact of intangible assets acquired through acquisitions on the Unaudited Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for a company to incur losses but remain solvent.
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Tangible Equity:
Total stockholders' equity, as reported	$244,271	$230,576	$221,553	$222,247	$219,147
Less: goodwill and other intangible assets	79,273	77,288	77,603	71,417	71,608
Tangible equity	$164,998	$153,288	$143,950	$150,830	$147,539

Tangible Assets:
Total assets, as reported	$2,163,892	$2,078,253	$2,059,108	$1,919,705	$1,899,841
Less: goodwill and other intangible assets	79,273	77,288	77,603	71,417	71,608
Tangible assets	$2,084,619	$2,000,965	$1,981,505	$1,848,288	$1,828,233

Tangible Book Value per Share:
Tangible equity	$164,998	$153,288	$143,950	$150,830	$147,539
Shares outstanding	10,926,436	10,657,569	10,605,782	10,596,797	10,583,161

Tangible book value per share	$15.10	$14.38	$13.57	$14.23	$13.94

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$164,998	$153,288	$143,950	$150,830	$147,539
Tangible assets	$2,084,619	$2,000,965	$1,981,505	$1,848,288	$1,828,233

Tangible equity to tangible assets	7.92%	7.66%	7.26%	8.16%	8.07%

The increase in the linked quarter tangible equity to tangible assets ratio during the second quarter of 2014 was primarily caused by the issuance of equity in the Midwest acquisition and an increase in the market value of the available-for-sale investment portfolio. Compared to the second quarter of 2013, increases in stockholders' equity were driven primarily by earnings exceeding dividends, while higher tangible assets were attributable to loan production and acquisitions.
Interest Rate Sensitivity and Liquidity
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature. The objective of Peoples' asset/liability management (“ALM”) function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows, and the rates earned and paid on those assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets, and selection of appropriate funding sources.
Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
300	$6,504	10.1%	$5,473	8.9%	$(53,632)	(17.9)%	$(65,867)	(24.8)%
200	5,329	8.3%	4,494	7.3%	(35,273)	(11.8)%	(46,077)	(17.4)%
100	3,411	5.3%	2,885	4.7%	(16,404)	(5.5)%	(23,910)	(9.0)%
At June 30, 2014, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. The benefit of the actions taken late in the first quarter of 2013 within the investment portfolio to reduce interest rate exposure were fully reflected in the analysis above. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2013 Form 10-K.
At June 30, 2014, Peoples had liquid assets of $188.9 million, which represented 8.1% of total assets and unfunded commitments. This amount exceeded the minimal level of $46.5 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $40.8 million of unpledged securities not included in the measurement of liquid assets.

Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Unaudited Consolidated Financial Statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts and commitments to make additional capital contributions in low-income housing tax credit investments. Traditional off-balance sheet credit-related financial instruments continue to represent the most significant off-balance sheet exposure.
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Home equity lines of credit	$50,558	$49,918	$49,533	$45,655	$43,956
Unadvanced construction loans	29,396	23,231	30,203	25,923	25,646
Other loan commitments	155,858	136,805	137,661	129,418	138,783
Loan commitments	235,812	209,954	217,397	200,996	208,385

Standby letters of credit	$33,852	$33,555	$33,998	$34,804	$35,845
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ shares during the three months ended June 30, 2014:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2014	—	(2)	$—	(2)	—	—
May 1 - 31, 2014	690	(2)	$24.60	(2)	—	—
June 1 - 30, 2014	85	(2)	$26.54	(2)	—	—
Total	775		$24.81		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2014.

(2)
Information reflects solely shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 24, 2014	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 24, 2014	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Peoples Bancorp Inc. ("Peoples") dated April 7, 2014 and filed with the SEC on the same date (File No. 0-16772)

2.2	Agreement and Plan of Merger, dated as of April 21, 2014, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank*	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on the same date (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated January 23, 2009 and filed with the SEC on the same date (File No. 0-16772)

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
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated February 2, 2009 and filed with the SEC on the same date (File No. 0-16772)

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Exhibit Number	Description	Exhibit Location
3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated April 14, 2006 and filed with the SEC on the same date(File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010
Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1	Peoples Bancorp Inc. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated April 28, 2014 and filed with the SEC on the same date (File No. 0-16772)

10.2	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2014; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to the Unaudited Consolidated Financial Statements.