Form 10-Q
period 2014-09-30
PEOPLES BANCORP INC
filed 2014-10-23
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,150,287 common shares, without par value, at October 22, 2014.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and due from banks	$38,380	$36,016
Interest-bearing deposits in other banks	27,590	17,804
Total cash and cash equivalents	65,970	53,820
Available-for-sale investment securities, at fair value (amortized cost of $631,500 at September 30, 2014 and $621,126 at December 31, 2013)	631,827	606,108
Held-to-maturity investment securities, at amortized cost (fair value of $48,234 at September 30, 2014 and $46,094 at December 31, 2013)	48,883	49,222
Other investment securities, at cost	25,049	25,196
Total investment securities	705,759	680,526
Loans, net of deferred fees and costs	1,503,351	1,196,234
Allowance for loan losses	(17,556)	(17,065)
Net loans	1,485,795	1,179,169
Loans held for sale	3,157	1,688
Bank premises and equipment, net	37,439	29,809
Goodwill	89,604	70,520
Other intangible assets	9,665	7,083
Other assets	36,374	36,493
Total assets	$2,433,763	$2,059,108
Liabilities
Non-interest-bearing deposits	$500,330	$409,891
Interest-bearing deposits	1,361,289	1,170,867
Total deposits	1,861,619	1,580,758
Short-term borrowings	71,897	113,590
Long-term borrowings	157,454	121,826
Accrued expenses and other liabilities	23,461	21,381
Total liabilities	2,114,431	1,837,555
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 24,000,000 shares authorized, 14,749,971 shares issued at September 30, 2014 and 11,206,576 shares issued at December 31, 2013, including shares in treasury	249,112	168,869
Retained earnings	88,456	80,898
Accumulated other comprehensive loss, net of deferred income taxes	(3,277)	(13,244)
Treasury stock, at cost, 599,692 shares at September 30, 2014 and 600,794 shares at December 31, 2013	(14,959)	(14,970)
Total stockholders’ equity	319,332	221,553
Total liabilities and stockholders’ equity	$2,433,763	$2,059,108

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans	$15,986	$11,958	$43,431	$34,945
Interest and dividends on taxable investment securities	4,181	4,119	12,661	12,493
Interest on tax-exempt investment securities	470	410	1,332	1,183
Other interest income	5	22	(14)	65
Total interest income	20,642	16,509	57,410	48,686
Interest Expense:
Interest on deposits	1,514	1,674	4,548	5,411
Interest on short-term borrowings	46	28	114	63
Interest on long-term borrowings	1,147	1,131	3,288	3,406
Total interest expense	2,707	2,833	7,950	8,880
Net interest income	17,935	13,676	49,460	39,806
(Recovery of) provision for loan losses	(380)	(919)	211	(3,446)
Net interest income after (recovery of) provision for loan losses	18,315	14,595	49,249	43,252
Other Income:
Insurance income	3,169	3,261	10,728	9,359
Deposit account service charges	2,449	2,377	6,787	6,479
Trust and investment income	1,876	1,751	5,656	5,225
Electronic banking income	1,695	1,547	4,796	4,527
Mortgage banking income	334	360	872	1,443
Net gain (loss) on investment securities	124	(1)	160	443
Net loss on asset disposals and other transactions	(109)	(19)	(285)	(30)
Other non-interest income	338	290	1,036	841
Total other income	9,876	9,566	29,750	28,287
Other Expenses:
Salaries and employee benefit costs	11,667	9,358	33,700	27,009
Net occupancy and equipment	2,267	1,637	5,822	5,121
Professional fees	1,451	1,188	3,625	3,084
Electronic banking expense	1,283	920	3,316	2,645
Data processing and software	673	530	1,798	1,479
Marketing expense	668	547	1,540	1,559
Communication expense	421	342	1,170	1,006
Franchise tax	388	412	1,215	1,238
Amortization of other intangible assets	367	180	912	533
FDIC insurance	331	224	878	754
Foreclosed real estate and other loan expenses	177	186	509	503
Other non-interest expense	2,514	1,739	6,542	4,939
Total other expenses	22,207	17,263	61,027	49,870
Income before income taxes	5,984	6,898	17,972	21,669
Income tax expense	1,755	4,381	5,482	9,209
Net income	$4,229	$2,517	$12,490	$12,460
Earnings per share - basic	$0.33	$0.24	$1.09	$1.17
Earnings per share - diluted	$0.33	$0.23	$1.08	$1.16
Weighted-average number of shares outstanding - basic	12,632,341	10,589,126	11,348,625	10,574,130
Weighted-average number of shares outstanding - diluted	12,765,880	10,692,555	11,464,020	10,664,999
Cash dividends declared	$1,675	$1,513	$4,932	$4,320
Cash dividends declared per share	$0.15	$0.14	$0.45	$0.40
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$4,229	$2,517	$12,490	$12,460
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(395)	(876)	15,503	(17,146)
Related tax benefit (expense)	139	307	(5,426)	6,001
Less: reclassification adjustment for net gain (loss) included in net income	124	(1)	160	443
Related tax expense	(43)	—	(56)	(155)
Net effect on other comprehensive (loss) income	(337)	(568)	9,973	(11,433)
Defined benefit plans:
Net (loss) gain arising during the period	(311)	3,023	(1,490)	3,023
Related tax benefit (expense)	109	(1,058)	522	(1,058)
Amortization of unrecognized loss and service cost on benefit plans	32	50	97	149
Related tax expense	(11)	(17)	(34)	(52)
Recognition of loss due to settlement and curtailment	361	264	1,383	264
Related tax expense	(126)	(92)	(484)	(92)
Net effect on other comprehensive income (loss)	54	2,170	(6)	2,234
Total other comprehensive income (loss), net of tax	(283)	1,602	9,967	(9,199)
Total comprehensive income	$3,946	$4,119	$22,457	$3,261

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income		12,490			12,490
Other comprehensive income, net of tax			9,967		9,967
Cash dividends declared		(4,932)			(4,932)
Reissuance of treasury stock for common stock option exercises				72	72
Tax benefit from exercise of stock options	80				80
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				175	175
Purchase of treasury stock				(407)	(407)
Common shares issued under dividend reinvestment plan	309				309
Common shares issued under compensation plan for Board of Directors	(12)			171	159
Stock-based compensation expense	1,382				1,382
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	6,305				6,305
Ohio Heritage Bancorp, Inc.	32,017				32,017
Common shares issued in Private Equity Issuance	40,162				40,162
Balance, September 30, 2014	$249,112	$88,456	$(3,277)	$(14,959)	$319,332

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$19,422	$32,123
Investing activities:
Available-for-sale investment securities:
Purchases	(109,356)	(206,331)
Proceeds from sales	88,561	121,117
Proceeds from principal payments, calls and prepayments	55,170	82,247
Held-to-maturity investment securities:
Purchases	(1,017)	(5,216)
Proceeds from principal payments	1,022	455
Net increase in loans	(67,963)	(68,729)
Net expenditures for premises and equipment	(5,363)	(4,777)
Proceeds from sales of other real estate owned	204	922
Proceeds from bank owned life insurance contracts	6,322	42,837
Business acquisitions, net of cash received	10,080	(2,248)
Return of (investment in) limited partnership and tax credit funds	358	(120)
Net cash used in investing activities	(21,982)	(39,843)
Financing activities:
Net increase in non-interest-bearing deposits	43,085	39,696
Net decrease in interest-bearing deposits	(15,270)	(94,140)
Net (decrease) increase in short-term borrowings	(45,753)	59,074
Proceeds from long-term borrowings	5,268	—
Payments on long-term borrowings	(7,916)	(4,698)
Cash dividends paid	(4,618)	(4,007)
Purchase of treasury stock	(407)	(166)
Proceeds from issuance of shares	40,242	6
Excess tax benefit from share-based payments	79	73
Net cash provided by (used in) financing activities	14,710	(4,162)
Net increase (decrease) in cash and cash equivalents	12,150	(11,882)
Cash and cash equivalents at beginning of period	53,820	62,542
Cash and cash equivalents at end of period	$65,970	$50,660

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2013 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2014, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2013 Form 10-K.
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

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
September 30, 2014
Obligations of:
U.S. Treasury and government agencies	$7	$—	$7	$—
U.S. government sponsored agencies	8,689	—	8,689	—
States and political subdivisions	64,048	—	64,048	—
Residential mortgage-backed securities	518,159	—	518,159	—
Commercial mortgage-backed securities	27,542	—	27,542	—
Bank-issued trust preferred securities	8,194	—	8,194	—
Equity securities	5,188	4,984	204	—
Total available-for-sale securities	$631,827	$4,984	$626,843	$—
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$20	$—
U.S. government sponsored agencies	319	—	319	—
States and political subdivisions	50,962	—	50,962	—
Residential mortgage-backed securities	510,097	—	510,097	—
Commercial mortgage-backed securities	32,304	—	32,304	—
Bank-issued trust preferred securities	7,829	—	7,829	—
Equity securities	4,577	4,443	134	—
Total available-for-sale securities	$606,108	$4,443	$601,665	$—
Held-to-maturity securities reported at fair value comprised the following at September 30, 2014 and December 31, 2013:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Obligations of:
States and political subdivisions	$4,251	$—	$4,251	$—
Residential mortgage-backed securities	36,582	—	36,582	—
Commercial mortgage-backed securities	7,401	—	7,401	—
Total held-to-maturity securities	$48,234	$—	$48,234	$—
December 31, 2013
Obligations of:
States and political subdivisions	$3,929	$—	$3,929	$—
Residential mortgage-backed securities	34,530	—	34,530	—
Commercial mortgage-backed securities	7,635	—	7,635	—
Total held-to-maturity securities	$46,094	$—	$46,094	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2014, impaired loans with an aggregate outstanding principal balance of $1.5 million were measured and reported at a fair value of $1.1 million.  For the three months ended September 30, 2014, Peoples recognized $419,000 of losses and for the nine months ended September 30, 2014, Peoples recognized losses of $428,000, on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,970	$65,970	$53,820	$53,820
Investment securities	705,759	705,110	680,526	677,398
Loans	1,488,952	1,463,830	1,180,857	1,165,560
Financial liabilities:
Deposits	$1,861,619	$1,870,042	$1,580,758	$1,587,448
Short-term borrowings	71,897	71,897	113,590	113,590
Long-term borrowings	157,454	161,565	121,826	128,205
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Obligations of:
U.S. Treasury and government agencies	$7	$—	$—	$7
U.S. government sponsored agencies	8,636	87	(34)	8,689
States and political subdivisions	61,616	2,557	(125)	64,048
Residential mortgage-backed securities	523,229	5,812	(10,882)	518,159
Commercial mortgage-backed securities	28,083	101	(642)	27,542
Bank-issued trust preferred securities	8,521	83	(410)	8,194
Equity securities	1,408	3,855	(75)	5,188
Total available-for-sale securities	$631,500	$12,495	$(12,168)	$631,827
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$20
U.S. government sponsored agencies	308	11	—	319
States and political subdivisions	50,509	1,480	(1,027)	50,962
Residential mortgage-backed securities	527,283	5,334	(22,520)	510,097
Commercial mortgage-backed securities	33,256	274	(1,226)	32,304
Bank-issued trust preferred securities	8,508	—	(679)	7,829
Equity securities	1,242	3,421	(86)	4,577
Total available-for-sale securities	$621,126	$10,520	$(25,538)	$606,108
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both September 30, 2014 and December 31, 2013.  At September 30, 2014, there were no securities of a single issuer, other than U.S. Treasury and government agencies, and U.S. government sponsored agencies/enterprises, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains realized	$129	$—	$863	$3,312
Gross losses realized	5	1	703	2,869
Net gain (loss) realized	$124	$(1)	$160	$443
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2014
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	4,360	34	6	—	—	—	4,360	34
States and political subdivisions	2,422	10	2	8,398	115	12	10,820	125
Residential mortgage-backed securities	156,672	1,993	29	199,889	8,889	55	356,561	10,882
Commercial mortgage-backed securities	3,327	13	1	19,086	629	4	22,413	642
Bank-issued trust preferred securities	—	—	—	2,588	410	3	2,588	410
Equity securities	—	—	—	101	75	1	101	75
Total	$166,781	$2,050	38	$230,062	$10,118	75	$396,843	$12,168
December 31, 2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	15,848	659	22	6,180	368	10	22,028	1,027
Residential mortgage-backed securities	310,315	16,709	75	57,440	5,811	20	367,755	22,520
Commercial mortgage-backed securities	19,560	779	4	7,205	447	2	26,765	1,226
Bank-issued trust preferred securities	2,013	90	1	4,803	589	4	6,816	679
Equity securities	—	—	—	97	86	2	97	86
Total	$347,736	$18,237	102	$75,725	$7,301	38	$423,461	$25,538
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2014, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2014 and December 31, 2013, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2014, approximately 99% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2014 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2014.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$3	$—	$4	$7
U.S. government sponsored agencies	—	981	—	7,655	8,636
States and political subdivisions	272	4,985	23,345	33,014	61,616
Residential mortgage-backed securities	—	13,106	28,240	481,883	523,229
Commercial mortgage-backed securities	—	—	23,054	5,029	28,083
Bank-issued trust preferred securities	—	—	—	8,521	8,521
Equity securities					1,408
Total available-for-sale securities	$272	$19,075	$74,639	$536,106	$631,500
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$3	$—	$4	$7
U.S. government sponsored agencies	—	999	—	7,690	8,689
States and political subdivisions	273	5,289	24,215	34,271	64,048
Residential mortgage-backed securities	—	13,062	28,349	476,748	518,159
Commercial mortgage-backed securities	—	—	22,412	5,130	27,542
Bank-issued trust preferred securities	—	—	—	8,194	8,194
Equity securities					5,188
Total available-for-sale securities	$273	$19,353	$74,976	$532,037	$631,827
Total weighted-average yield	4.66%	3.37%	2.98%	2.71%	2.78%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Obligations of:
States and political subdivisions	$3,843	$414	$(6)	$4,251
Residential mortgage-backed securities	37,316	36	(770)	36,582
Commercial mortgage-backed securities	7,724	2	(325)	7,401
Total held-to-maturity securities	$48,883	$452	$(1,101)	$48,234
December 31, 2013
Obligations of:
States and political subdivisions	$3,850	$91	$(12)	$3,929
Residential mortgage-backed securities	37,536	35	(3,041)	34,530
Commercial mortgage-backed securities	7,836	2	(203)	7,635
Total held-to-maturity securities	$49,222	$128	$(3,256)	$46,094
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or the nine months ended September 30, 2014 and 2013.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2014
Obligations of:
States and political subdivisions	$—	$—	—	$325	$6	1	$325	$6
Residential mortgage-backed securities	10,862	50	2	18,565	720	6	29,427	770
Commercial mortgage-backed securities	—	—	—	6,335	325	1	6,335	325
Total	$10,862	$50	2	$25,225	$1,051	8	$36,087	$1,101
December 31, 2013
Obligations of:
States and political subdivisions	$321	$12	1	$—	$—	—	$321	$12
Residential mortgage-backed securities	$31,341	$2,908	7	$1,181	$133	1	$32,522	$3,041
Commercial mortgage-backed securities	6,547	203	1	—	—	—	6,547	203
Total	$38,209	$3,123	9	$1,181	$133	1	$39,390	$3,256
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2014.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$330	$3,513	$3,843
Residential mortgage-backed securities	—	—	512	36,804	37,316
Commercial mortgage-backed securities	—	—	—	7,724	7,724
Total held-to-maturity securities	$—	$—	$842	$48,041	$48,883
Fair value
Obligations of:
States and political subdivisions	$—	$—	$325	$3,926	$4,251
Residential mortgage-backed securities	—	—	504	36,078	36,582
Commercial mortgage-backed securities	—	—	—	7,401	7,401
Total held-to-maturity securities	$—	$—	$829	$47,405	$48,234
Total weighted-average yield	—%	—%	2.61%	2.73%	2.73%
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $350.9 million and $303.8 million at September 30, 2014 and December 31, 2013, respectively, and held-to-maturity investment securities with carrying values of $23.0 million and $21.4 million at September 30, 2014 and December 31, 2013, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $14.2 million and $16.2 million at September 30, 2014 and December 31, 2013, respectively, and held-to-maturity securities with carrying values of $24.9 million and $25.9 million at September 30, 2014 and December 31, 2013, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati ("FHLB") and the Federal Reserve Bank of Cleveland ("FRB").

Note 4.  Loans

Peoples' loan portfolio has consisted of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate, construction	$25,877	$47,539
Commercial real estate, other	545,592	450,170
Commercial real estate	571,469	497,709
Commercial and industrial	261,544	232,754
Residential real estate	412,807	268,617
Home equity lines of credit	74,762	60,076
Consumer	180,100	135,018
Deposit account overdrafts	2,669	2,060
Loans, net of deferred fees and costs	$1,503,351	$1,196,234
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$4,712	$1,078
Commercial and industrial	517	188
Residential real estate	7,548	1,507
Consumer	237	9
Total outstanding balance	$13,014	$2,782
Net carrying amount	$10,867	$1,875
Changes in the accretable yield for the nine months ended September 30, 2014 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2013	$1,654
Additions:
Reclassification from nonaccretable to accretable	402
Midwest	1,102
Ohio Heritage	3,037
Accretion	(1,037)
Balance, September 30, 2014	$5,158
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $418.1 million and $259.1 million at September 30, 2014 and December 31, 2013, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $171.8 million and $113.0 million at September 30, 2014 and December 31, 2013, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows:

	Nonaccrual Loans		Accruing Loans 90+ Days Past Due
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commercial real estate, construction	$96	$96	$—	$—
Commercial real estate, other	2,353	3,717	1,406	—
Commercial real estate	2,449	3,813	1,406	—
Commercial and industrial	655	708	279	—
Residential real estate	3,247	3,215	798	37
Home equity lines of credit	275	87	—	873
Consumer	—	58	1	—
Total	$6,626	$7,881	$2,484	$910
The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2014
Commercial real estate, construction	$—	$—	$96	$96	$25,781	$25,877
Commercial real estate, other	2,116	623	2,517	5,256	540,336	545,592
Commercial real estate	2,116	623	2,613	5,352	566,117	571,469
Commercial and industrial	2,968	12	731	3,711	257,833	261,544
Residential real estate	3,439	1,969	1,866	7,274	405,533	412,807
Home equity lines of credit	385	203	41	629	74,133	74,762
Consumer	1,109	126	1	1,236	178,864	180,100
Deposit account overdrafts	67	—	—	67	2,602	2,669
Total	$10,084	$2,933	$5,252	$18,269	$1,485,082	$1,503,351
December 31, 2013
Commercial real estate, construction	$1,340	$—	$—	$1,340	$46,199	$47,539
Commercial real estate, other	432	679	1,249	2,360	447,810	450,170
Commercial real estate	1,772	679	1,249	3,700	494,009	497,709
Commercial and industrial	171	90	127	388	232,366	232,754
Residential real estate	5,445	1,509	1,452	8,406	260,211	268,617
Home equity lines of credit	254	65	929	1,248	58,828	60,076
Consumer	976	165	58	1,199	133,819	135,018
Deposit account overdrafts	47	—	—	47	2,013	2,060
Total	$8,665	$2,508	$3,815	$14,988	$1,181,246	$1,196,234
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
“Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loan if required, for any weakness that may exist.
“Watch” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned” classification. Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loan or in Peoples' credit position.
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loan. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2014
Commercial real estate, construction	$25,205	$—	$—	$—	$672	$25,877
Commercial real estate, other	510,372	11,795	22,317	417	691	545,592
Commercial real estate	535,577	11,795	22,317	417	1,363	571,469
Commercial and industrial	249,039	6,294	3,492	—	2,719	261,544
Residential real estate	37,346	1,367	10,155	—	363,939	412,807
Home equity lines of credit	934	—	968	—	72,860	74,762
Consumer	380	2	11	—	179,707	180,100
Deposit account overdrafts	—	—	—	—	2,669	2,669
Total	$823,276	$19,458	$36,943	$417	$623,257	$1,503,351
December 31, 2013
Commercial real estate, construction	$43,407	$148	$68	$—	$3,916	$47,539
Commercial real estate, other	423,313	13,433	12,921	—	503	450,170
Commercial real estate	466,720	13,581	12,989	—	4,419	497,709
Commercial and industrial	212,193	6,013	14,006	542	—	232,754
Residential real estate	26,822	2,787	8,094	4	230,910	268,617
Home equity lines of credit	844	—	1,014	—	58,218	60,076
Consumer	50	5	24	—	134,939	135,018
Deposit account overdrafts	—	—	—	—	2,060	2,060
Total	$706,629	$22,386	$36,127	$546	$430,546	$1,196,234
Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2014
Commercial real estate, construction	$101	$—	$96	$96	$—	$48	$4
Commercial real estate, other	3,398	1,166	1,160	2,326	252	2,919	7
Commercial real estate	3,499	$1,166	$1,256	$2,422	$252	$2,967	$11
Commercial and industrial	198	193	2	195	193	438	1
Residential real estate	4,490	121	4,103	4,224	24	2,986	155
Home equity lines of credit	647	—	641	641	—	463	13
Consumer	171	—	171	171	—	128	9
Total	$9,005	$1,480	$6,173	$7,653	$469	$6,982	$189
December 31, 2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	4,970	1,150	1,729	2,879	83	4,586	6
Commercial real estate	4,970	$1,150	$1,729	$2,879	$83	$4,586	$6
Commercial and industrial	617	575	5	580	575	278	1
Residential real estate	3,498	—	3,280	3,280	—	2,800	86
Home equity lines of credit	347	—	347	347	—	327	12
Consumer	182	—	182	182	—	127	15
Total	$9,614	$1,725	$5,543	$7,268	$658	$8,118	$120
At September 30, 2014, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the borrower is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the borrower has declared or is in the process of declaring bankruptcy; and (iv) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.

The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30, 2014 and 2013.

		Three Months Ended				Nine Months Ended
		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2014
Commercial real estate, construction	—	$—	$—	$—	1	$96	$96	$96
Commercial and industrial	1	$2	$2	$2	1	$2	$2	$2
Residential real estate	25	$1,344	$1,344	$1,343	43	$2,290	$2,290	$2,264
Home equity lines of credit	8	$152	$152	$152	12	$238	$238	$236
Consumer	11	$86	$86	$86	23	$159	$159	$151
September 30, 2013
Commercial real estate, other	1	$428	$428	$415	1	$428	$428	$415
Residential real estate	3	$118	$118	$118	13	$461	$461	$360
Home equity lines of credit	—	$—	$—	$—	2	$53	$53	$52
Consumer	6	$55	$55	$55	28	$219	$219	$131

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the nine months ended September 30, 2014 and 2013 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification).

	September 30, 2014			September 30, 2013
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	—	$—	$—	1	$251	$—
Residential real estate	1	$40	$—	2	$70	$—
Home equity lines of credit	1	$17	$—	1	$24	$—
Consumer	—	$—	$—	2	$11	$—
Total	2	$57	$—	6	$356	$—

(1)	The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended September 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	(126)	(49)	(377)	(51)	(841)	(351)	(1,795)
Recoveries	1,113	68	169	20	573	132	2,075
Net recoveries (charge-offs)	987	19	(208)	(31)	(268)	(219)	280
(Provision for) recovery of loan losses	(3,656)	1,035	1,092	346	1,183	211	211
Balance, September 30, 2014	$10,546	$3,228	$1,765	$658	$1,231	$128	$17,556

Period-end amount allocated to:
Loans individually evaluated for impairment	$252	$193	$24	$—	$—	$—	$469
Loans collectively evaluated for impairment	10,294	3,035	1,741	658	1,231	128	17,087
Ending balance	$10,546	$3,228	$1,765	$658	$1,231	$128	$17,556

Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(982)	(11)	(440)	(162)	(645)	(380)	(2,620)
Recoveries	4,313	28	300	20	361	135	5,157
Net recoveries (charge-offs)	3,331	17	(140)	(142)	(284)	(245)	2,537
(Provision for) recovery of loan losses	(4,720)	445	165	—	410	254	(3,446)
Balance, September 30, 2013	$12,826	$2,195	$826	$337	$564	$154	$16,902

Period-end amount allocated to:
Loans individually evaluated for impairment	$566	$261	$29	$—	$—	$—	$856
Loans collectively evaluated for impairment	12,260	1,934	797	337	564	154	16,046
Ending balance	$12,826	$2,195	$826	$337	$564	$154	$16,902

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$15,564	3.50%	$19,147	3.80%
Callable national market repurchase agreements	$40,000	3.63%	$40,000	3.63%
FHLB putable non-amortizing, fixed rate advances	60,000	3.00%	50,000	3.32%
FHLB amortizing, fixed rate advances	41,890	2.16%	12,679	3.58%
Total long-term borrowings	$157,454	2.98%	$121,826	3.53%
As disclosed in Note 10 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K, Peoples entered into a Loan Agreement (the "Loan Agreement") on December 18, 2012, to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of five years, and a $5 million unsecured revolving credit loan with an original maturity of one year. On August 4, 2014, the Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the interest rate on the term loan was reduced from 3.80% to 3.50%, and the amount of the revolving credit loan was increased from $5 million to $10 million. In addition, certain loan covenants related to the operations of Peoples' business were modified under the Amended Loan Agreement, which include:

•	issuance of dividends from Peoples Bank, National Association ("Peoples Bank") may not exceed the amount permitted by law without requiring regulatory approval;
•minimum liquidity position of $2 million at Peoples Bancorp Inc.; and

•
Peoples Bank must maintain a ratio of "Allowance for Loan Losses" to "Nonperforming Loans" (as each term is defined in the Amended Loan Agreement) of not less than 70% measured as of the last day of each fiscal quarter;

As disclosed in Note 10 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K, Peoples is also subject to certain covenants under the Loan Agreement, which include restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

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

•
Peoples must maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) that equals or exceeds 1.25 to 1.00, commencing with the quarter ended December 31, 2012 and for each quarter thereafter, with the items used in the ratio determined on a trailing 12-month basis.

As of September 30, 2014, Peoples was in compliance with the applicable material covenants imposed by the Amended Loan Agreement.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the agreement. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. Peoples is required to make quarterly interest payments.

During the third quarter of 2014, Peoples obtained one FHLB putable, non-amortizing, fixed rate FHLB advance for $10 million. The putable, non-amortizing, fixed rate FHLB advances have original maturities ranging from ten to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advance after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. During the third quarter of 2014, Peoples obtained two FHLB amortizing, fixed-rate advances, totaling $30 million. The amortizing, fixed rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in Peoples' 2013 Form 10-K, long-term FHLB advances are collateralized by assets owned by Peoples.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three Months Ending December 31, 2014	$2,366	3.42%
Year Ending December 31, 2015	13,366	2.49%
Year Ending December 31, 2016	11,521	2.60%
Year Ending December 31, 2017	20,083	2.03%
Year Ending December 31, 2018	84,700	3.42%
Thereafter	25,418	2.67%
Total long-term borrowings	$157,454	2.98%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2014:

	Common Stock	Treasury Stock
Shares at December 31, 2013	11,206,576	600,794
Changes related to stock-based compensation awards:
Release of restricted common shares	61,054	14,941
Exercise of stock options for common shares		(2,792)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock		2,802
Reissuance of treasury stock		(9,390)
Common shares issued under dividend reinvestment plan	13,498
Common shares issued under compensation plan for Board of Directors		(6,663)
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	256,282
Ohio Heritage Bancorp, Inc.	1,364,735
Common shares issued in Private Equity Issuance	1,847,826
Shares at September 30, 2014	14,749,971	599,692
On May 30, 2014, Peoples completed its acquisition of Midwest Bancshares, Inc. ("Midwest"), and issued 256,282 common shares in connection with the consideration transferred, totaling $6.3 million. On August 22, 2014, Peoples completed the acquisition of Ohio Heritage Bancorp, Inc. ("Ohio Heritage"), and issued 1,364,735 common shares in connection with the consideration transferred, totaling $32.0 million.
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement ("Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the Private Equity Issuance.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2014, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the nine months ended September 30, 2014:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(104)	—	(104)
Realized loss due to settlement and curtailment, net of tax	—	899	899
Other comprehensive income (loss), net of reclassifications and tax	10,077	(905)	9,172
Balance, September 30, 2014	$212	$(3,489)	$(3,277)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$121	$133	$395	$399
Expected return on plan assets	(139)	(164)	(458)	(494)
Amortization of net loss	34	51	103	154
Settlement of benefit obligation	361	264	1,383	264
Net periodic cost	$377	$284	$1,423	$323

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$1	$1	$4	$4
Amortization of net gain	(2)	(1)	(6)	(5)
Net periodic benefit	$(1)	$—	$(2)	$(1)
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
In the first nine months of 2014, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of July 1, 2014 as part of the calculation of the settlement loss recognized.
The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the nine months ended September 30, 2014:

	As of	September 30, 2014
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2013
Projected benefit obligation	$14,723	$13,957	$(868)	$13,089
Fair value of plan assets	11,287	9,071	(868)	8,203
Funded status	$(3,436)	$(4,886)	$—	$(4,886)

Gross unrealized loss (gain)	$5,436	$5,824	$(361)	$5,463

Assumptions:
Discount rate	4.30%	3.60%		3.60%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 8.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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
The following table summarizes the changes to Peoples' stock options for the nine months ended September 30, 2014:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	57,094	$27.96
Exercised	2,792	25.41
Expired	13,926	28.09
Outstanding at September 30	40,376	$28.09	1.0 years	$—
Exercisable at September 30	40,376	$28.09	1.0 years	$—
The following table summarizes Peoples’ stock options outstanding at September 30, 2014:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$26.01	to	$27.74	14,136	0.4 years	26.88
$28.25	to	$28.26	15,040	1.3 years	28.25
$28.57	to	$30.00	11,200	1.6 years	29.40
Total			40,376	1.0 years	$28.09
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the nine months ended September 30, 2014:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Forfeited	—	—
Outstanding at September 30	21,292	$25.96	2.8 years	$1,000
Exercisable at September 30	21,292	$25.96	2.8 years	$1,000
The following table summarizes Peoples’ SARs outstanding at September 30, 2014:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	2.8 years
$23.77	10,582	3.2 years
$29.25	8,710	2.3 years
Total	21,292	2.8 years

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2014, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that in order for the restricted common shares to vest on each of the three foregoing dates, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards in the year immediately preceding the vesting date. During the second quarter of 2014, Peoples granted restricted common shares to non-employee directors with a six month time-based vesting period, and to certain key employees with a three year time-based vesting period. In the third quarter of 2014, Peoples granted restricted common shares to certain key employees, some of which vested immediately and some with a time-based vesting period of one to three years, depending on the grant recipient.

The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2014:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	60,206	$17.18	85,254	$20.98
Awarded	10,900	24.73	83,514	21.68
Released	23,327	16.55	37,746	19.93
Forfeited	—	—	5,943	21.73
Outstanding at September 30	47,779	$19.22	125,079	$21.73

For the nine months ended September 30, 2014, the total intrinsic value of restricted shares released was $1.4 million.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Total stock-based compensation	$428	$369	$1,382	$1,052
Recognized tax benefit	(150)	(129)	(484)	(368)
Net expense recognized	$278	$240	$898	$684
Total unrecognized stock-based compensation expense related to unvested awards was $1.4 million at September 30, 2014, which will be recognized over a weighted-average period of 1.5 years.

Note 9.  Earnings Per Share

The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Distributed earnings allocated to shareholders	$1,649	$1,491	$4,862	$4,256
Undistributed earnings allocated to shareholders	2,548	1,000	7,536	8,098
Net earnings allocated to shareholders	$4,197	$2,491	$12,398	$12,354

Weighted-average shares outstanding	12,632,341	10,589,126	11,348,625	10,574,130
Effect of potentially dilutive shares	133,539	103,429	115,395	90,869
Total weighted-average diluted shares outstanding	12,765,880	10,692,555	11,464,020	10,664,999

Earnings per share:
Basic	$0.33	$0.24	$1.09	$1.17
Diluted	$0.33	$0.23	$1.08	$1.16

Anti-dilutive shares excluded from calculation:
Stock options and SARs	51,727	81,340	55,604	95,991

Note 10. Acquisitions

On May 30, 2014, Peoples completed its acquisition of Midwest for total consideration of $12.6 million which was settled 50% in cash and 50% in Peoples' common shares. Midwest merged into Peoples and Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operates two full-service branches in Wellston and Jackson, Ohio, merged into Peoples Bank. The acquisition was accounted for as a business combination under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The goodwill recognized will not be deductible for income tax purposes.
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
On August 22, 2014, Peoples completed its acquisition of Ohio Heritage for total consideration of $37.7 million which was settled 15% in cash and 85% in Peoples' common shares. Ohio Heritage merged into Peoples and Ohio Heritage's wholly-owned subsidiary, Ohio Heritage Bank, which operates six full-service branches in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio, merged into Peoples Bank. The acquisition was accounted for as a business combination under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The goodwill recognized will not be deductible for income tax purposes.
As a result of the Ohio Heritage acquisition, Peoples acquired loans of $177.9 million and deposits of $175.3 million after purchase accounting adjustments. The balances and operations related to the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.

On August 25, 2014, Peoples Insurance acquired an insurance agency office and related customer accounts in the Pikeville, Kentucky area for total cash consideration of $0.3 million.
The balances and operations related to these acquisitions are included in Peoples' consolidated financial statements from the date of acquisition. These acquisitions, individually and collectively, did not materially impact Peoples' financial position, results of operations or cash flows for any period presented.
On April 21, 2014, Peoples entered into an Agreement and Plan of Merger (the "North Akron Agreement") with North Akron Savings Bank (“North Akron”), which operates four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio. The North Akron Agreement calls for North Akron to merge into Peoples Bank. This transaction is expected to close during the fourth quarter of 2014.
On August 4, 2014, Peoples entered into an Agreement and Plan of Merger (the "NB&T Agreement") with NB&T Financial Group, Inc. (“NB&T”). The NB&T Agreement calls for NB&T to merge into Peoples and for NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operates 22 full-service branches in southwest Ohio, to merge into Peoples Bank. This transaction is expected to close during the first quarter of 2015.
The following table is a preliminary summary of changes in goodwill and intangible assets during the period ended September 30, 2014:

(Dollars in thousands)	Goodwill	Gross Core Deposits	Gross Customer Relationships
Balance, December 31, 2013	$70,520	$8,760	$8,647
Acquired intangible assets:
Midwest	1,024	976	—
Ohio Heritage	17,952	2,421	—
Insurance agency	108	—	212
Balance, September 30, 2014	$89,604	$12,157	$8,859

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2014
Core deposits	$12,157	$(7,318)	$4,839
Customer relationships	8,859	(6,213)	2,646
Total acquired intangible assets	$21,016	$(13,531)	$7,485
Servicing rights			2,180
Total other intangible assets			$9,665

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
SIGNIFICANT RATIOS
Return on average stockholders' equity	5.91%	4.61%	6.70%	7.52%
Return on average assets	0.74%	0.53%	0.78%	0.87%
Net interest margin	3.46%	3.23%	3.40%	3.15%
Efficiency ratio (a)	77.61%	72.47%	74.85%	71.94%
Pre-provision net revenue to average assets (b)	0.97%	1.26%	1.14%	1.25%
Average stockholders' equity to average assets	12.47%	11.46%	11.64%	11.62%
Average loans to average deposits	79.96%	73.29%	78.63%	69.12%
Dividend payout ratio	39.61%	60.11%	39.49%	34.67%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	0.60%	1.05%	0.60%	1.05%
Nonperforming assets as a percent of total assets (c)(d)	0.42%	0.59%	0.42%	0.59%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	0.67%	1.06%	0.67%	1.06%
Allowance for loan losses as a percent of loans, net of deferred fees and costs (c)(d)	1.17%	1.60%	1.17%	1.60%
Allowance for loan losses to nonperforming loans (c)(d)	192.71%	151.79%	192.71%	151.79%
(Recovery of) provision for loan losses as a percent of average total loans	(0.11)%	(0.35)%	0.02%	(0.46)%
Net recoveries as a percentage of average total loans (annualized)	(0.15)%	(0.26)%	(0.03)%	(0.33)%
CAPITAL RATIOS (d)
Tier 1	14.53%	14.09%	14.53%	14.09%
Total (Tier 1 and Tier 2)	15.73%	15.46%	15.73%	15.46%
Tier 1 leverage	10.64%	9.14%	10.64%	9.14%
Tangible equity to tangible assets (e)	9.43%	8.16%	9.43%	8.16%
PER SHARE DATA
Earnings per share – Basic	$0.33	$0.24	$1.09	$1.17
Earnings per share – Diluted	0.33	0.23	1.08	1.16
Cash dividends declared per share	0.15	0.14	0.45	0.40
Book value per share (d)	22.57	20.97	22.57	20.97
Tangible book value per share (d)(e)	$15.55	$14.23	$15.55	$14.23
Weighted-average number of shares outstanding – Basic	12,632,341	10,589,126	11,348,625	10,574,130
Weighted-average number of shares outstanding – Diluted	12,765,880	10,692,555	11,464,020	10,664,999
Shares outstanding at end of period	14,150,279	10,596,797	14,150,279	10,596,797

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

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of recently completed acquisitions and the expansion of consumer lending activity;

(2)
Peoples' ability to integrate the Midwest and Ohio Heritage acquisitions and any future acquisitions, including the pending merger of North Akron into Peoples Bank, may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)
Peoples' ability to obtain governmental approvals of the proposed merger of Peoples with NB&T on the proposed terms and schedule, and approval of the merger by the shareholders of Peoples or of NB&T may be unsuccessful;

(4)
local, regional, national and international economic conditions and the impact they may have on Peoples and its customers, and Peoples' assessment of the impact, which may be different than anticipated;

(5)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures, third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(6)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Board of Governors of the Federal Reserve System ("Federal Reserve Board"), which may adversely impact interest rates, interest margins and interest rate sensitivity;

(7)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(8)
adverse changes in the economic conditions and/or activities, including, but not limited to, impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continuing economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(9)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated and to be promulgated thereunder by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses;

(10)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(11)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

(12)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(13)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(14)	Peoples' ability to receive dividends from its subsidiaries;

(15)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(16)	the impact of new minimum capital thresholds established as a part of the implementation of Basel III;

(17)
the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(18)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(19)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(20)	the overall adequacy of Peoples' risk management program;

(21)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts; and

(22)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ 2013 Form 10-K.

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
Peoples offers diversified financial products and services through 55 financial service locations and 54 ATMs in northeastern, central and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2014, which were unchanged from the policies disclosed in Peoples’ 2013 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On August 7, 2014, Peoples announced the completion of the Private Equity Issuance and sale of 1,847,826 common shares at $23.00 per share to institutional investors. Peoples received net proceeds of $40.2 million from the sale, and intends to use the proceeds, in part, to fund the cash consideration for the NB&T acquisition.

◦
On August 4, 2014, Peoples entered into the NB&T Agreement. The NB&T Agreement calls for NB&T to merge into Peoples and for NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operates 22 full-service branches in southwest Ohio, to merge into Peoples Bank. Under the terms of the NB&T Agreement, shareholders of NB&T will receive 0.9319 of Peoples' common shares and $7.75 in cash for each share of NB&T. The NB&T transaction is expected to be completed during the first quarter of 2015, pending adoption of the NB&T Agreement by the shareholders of both NB&T and Peoples, the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the NB&T Agreement, and other conditions customary for transactions of this type.

◦
On April 21, 2014, Peoples entered into the North Akron Agreement. The North Akron Agreement calls for North Akron, which operates four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio, to merge into Peoples Bank. Under the terms of the North Akron Agreement, shareholders of North Akron will receive $7,655 per share, or approximately $20.1 million total value, with 80% of the total consideration to be paid in Peoples' common shares and the remaining 20% to be paid in cash. The exchange ratio for the stock component of the transaction will be determined based on the Peoples' average closing stock price during the 20 consecutive trading days immediately preceding the closing of the transaction. The North Akron transaction is expected to be completed during the fourth quarter of 2014, pending adoption of the North Akron Agreement by the shareholders of North Akron, the satisfaction of various closing conditions, including the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the North Akron Agreement, and other conditions customary for transactions of this type. The North Akron transaction is expected to add $0.06 to $0.08 to Peoples' annual earnings per share starting in 2015. One-time acquisition costs will more than offset the incremental earnings in 2014.

◦
At the close of business on August 22, 2014, Peoples completed the acquisition of Ohio Heritage and its full service offices in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio. Under the terms of the agreement, Peoples paid $110.00 of consideration per share of Ohio Heritage common stock, or $37.7 million, of which 85% was paid in Peoples' common shares and the remaining 15% in cash. The acquisition added $177.9 million of loans and $175.3 million of deposits at the acquisition date.

◦
At the close of business on May 30, 2014, Peoples completed the acquisition of Midwest and its full service offices in Wellston and Jackson, Ohio. Under the terms of the agreement, Peoples paid $65.50 of consideration per share of Midwest common stock, or $12.6 million, of which 50% was paid in cash and the remaining 50% in Peoples' common shares. The acquisition added $59.7 million of loans and $78.1 million of deposits at the acquisition date.

◦
At the close of business on October 11, 2013, Peoples Bank completed the acquisition of Ohio Commerce Bank ("Ohio Commerce") and its single full-service office in Beachwood, Ohio. Under the terms of the agreement, Peoples Bank paid $13.75 in cash for each share of Ohio Commerce stock for a total cash consideration of $16.5 million. The acquisition added $96.6 million of loans and $110.9 million of deposits at the acquisition date.

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

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from the Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

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
EXECUTIVE SUMMARY
Net income for the quarter ended September 30, 2014 was $4.2 million, or $0.33 per diluted share, compared to $2.5 million and $0.23 per diluted share a year ago, and $3.5 million or $0.32 per diluted share in the second quarter of 2014. On a year-to-date basis, net income was $12.5 million or $1.08 per diluted share in the nine months of 2014 compared to $12.5 million or $1.16 per diluted share for the same period in 2013. The higher earnings in the third quarter of 2014, compared to the linked quarter were driven primarily by the recovery of loan losses recorded. Compared to the prior year third quarter, net income increased due to higher net interest income and the recognition of income tax expense associated with the surrender of bank owned life insurance completed in 2013.
Peoples' recovery of loan losses for the three months ended September 30, 2014 was $380,000, compared to $919,000 during the three months ended September 30, 2013 and provision for loan losses of $583,000 for the three months ended June 30, 2014. For the nine months ended September 30, 2014, provision for loan losses was $211,000 compared to recoveries of loan losses of $3.4 million in 2013. The recovery of loan losses in the third quarter of 2014 was primarily due to decreased criticized assets and a large recovery on a loan previously charged-off. Net recoveries for the third quarter of 2014 were $0.6 million compared to net recoveries of $0.7 million in the third quarter of 2013 and net charge-offs of $0.1 million in the second quarter of 2014. Asset quality metrics remained favorable during the third quarter of 2014.
Net interest income was $17.9 million in the third quarter of 2014, compared to $13.7 million for the third quarter of 2013, while net interest margin was 3.46% and 3.23%, respectively. For the nine months ended September 30, 2014, net interest income was $49.5 million, compared to $39.8 million in 2013. The improvement was driven by an increase in earning assets due to higher loan balances, stability in the asset yields, changes in the asset mix, a reduction in funding costs and accretion income from the acquisitions completed to date. The accretion income from the completed acquisitions added 12 basis points to net interest margin in the third quarter of 2014 and 9 basis points year-to-date.
For the third quarter of 2014, total non-interest income was relatively flat compared to the linked quarter and 3% higher than the prior year third quarter. For the nine months ended September 30, 2014, total non-interest income increased 7% compared to 2013, largely due to an increase in insurance contingent income. Trust and investment income contributed to the growth for both the third quarter of 2014 compared to the linked quarter and year-to-date, and was up 7% and 8%, respectively. Mortgage banking income continues to be pressured as refinancing activity has declined in response to the higher long-term interest rates, leading to a $26,000 decline compared to the prior year third quarter and a $571,000 decrease year-to-date.
Non-interest expenses were 11% higher than the linked quarter and 29% higher than the prior year third quarter. Year-to-date, non interest expenses grew 22% compared to 2013. The increase over the linked quarter was primarily driven by increases in net occupancy and equipment, and salaries and employee benefits. In addition, Peoples recognized acquisition-related expenses of $1.5 million in the third quarter of 2014, compared to $1.3 million in the linked quarter, consisting primarily of deconversion costs, and professional and legal fees. Compared to the prior year third quarter and year-to-date periods, salaries and employee benefits increased 25% due to increases in full-time equivalent employees. Pension settlement charges during the nine months of 2014 were $1.4 million and were $264,000 in 2013.
At September 30, 2014, total assets were $2.43 billion, up $374.7 million from year-end 2013. This increase was primarily the result of the Midwest and Ohio Heritage acquisitions, coupled with organic loan growth of $91.5 million since December 31, 2013. The allowance for loan losses was $17.6 million, or 1.17% of loans (net of deferred fees and costs), compared to $17.1 million and 1.43% at December 31, 2013. The acquired loan balances from Ohio Heritage and Midwest did not require an allowance at September 30, 2014, which caused a reduction in the September 30, 2014 allowance for loan losses as a percent of total loans ratio, compared to year-end 2013.
Total liabilities were $2.11 billion at September 30, 2014, up $276.9 million since year-end 2013. Retail deposit balances grew 19%, or $290.2 million, since year-end 2013, primarily driven by the deposits acquired from Midwest and Ohio Heritage. Non-interest bearing deposits increased 22% or $90.4 million from December 31, 2013 primarily due to acquisitions and higher than normal deposit balances for two commercial customers. Peoples continues to focus on its strategy of reducing high-cost funding with increases in low-cost core deposits.

At September 30, 2014, total stockholders' equity was $319.3 million, up $97.8 million since December 31, 2013. During the third quarter of 2014, Peoples issued $32.0 million of common shares in consideration for the Ohio Heritage acquisition, and $40.2 million of common shares in connection with the Private Equity Issuance. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio remained stable at 14.53% at September 30, 2014, versus 12.42% at December 31, 2013, while the Total Risk-Based Capital ratio was 15.73% versus 13.78% at December 31, 2013. In addition, Peoples' tangible equity to tangible asset ratio was 9.43% and tangible book value per share was $15.55 at September 30, 2014, versus 7.26% and $13.57 at December 31, 2013, respectively.

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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$16,401	$5	0.12%	$7,076	$(44)	(2.49)%	$5,914	$22	1.41%
Other long-term investments	1,785	—	—%	2,170	2	0.37%	—	—	—%
Investment Securities (1):
Taxable	631,697	4,227	2.68%	610,221	4,185	2.74%	633,335	4,163	2.63%
Nontaxable (2)	63,170	723	4.58%	58,494	687	4.70%	50,933	632	4.96%
Total investment securities	694,867	4,950	2.85%	668,715	4,872	2.91%	684,268	4,795	2.80%
Loans (3):
Commercial real estate, construction	39,621	442	4.37%	53,615	514	3.79%	35,134	382	4.25%
Commercial real estate, other	501,598	5,766	4.50%	465,723	5,269	4.48%	382,242	4,659	4.77%
Commercial and industrial	254,786	2,883	4.43%	240,770	2,691	4.42%	184,024	1,884	4.01%
Residential real estate (4)	356,870	4,304	4.82%	286,604	3,311	4.62%	261,335	2,996	4.59%
Home equity lines of credit	67,629	618	3.66%	60,349	562	3.72%	53,072	500	3.77%
Consumer	174,303	2,018	4.59%	155,457	1,771	4.57%	126,094	1,579	4.97%
Total loans	1,394,807	16,031	4.54%	1,262,518	14,118	4.45%	1,041,901	12,000	4.54%
Less: Allowance for loan losses	(17,595)			(17,126)			(17,670)
Net loans	1,377,212	16,031	4.59%	1,245,392	14,118	4.51%	1,024,231	12,000	4.64%
Total earning assets	2,090,265	20,986	3.97%	1,923,353	18,948	3.92%	1,714,413	16,817	3.89%
Intangible assets	87,877			77,917			71,517
Other assets	99,723			89,681			105,802
Total assets	$2,277,865			$2,090,951			$1,891,732

	For the Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Deposits:
Savings accounts	$253,328	$35	0.05%	$230,431	$31	0.05%	$199,592	$27	0.05%
Governmental deposit accounts	179,684	121	0.27%	159,476	113	0.28%	153,085	142	0.37%
Interest-bearing demand accounts	148,611	31	0.08%	138,745	29	0.08%	124,093	25	0.08%
Money market accounts	287,866	117	0.16%	268,480	107	0.16%	226,453	86	0.15%
Brokered deposits	40,508	381	3.73%	42,976	382	3.57%	49,810	464	3.70%
Retail certificates of deposit	385,222	829	0.85%	356,286	803	0.90%	343,549	930	1.07%
Total interest-bearing deposits	1,295,219	1,514	0.46%	1,196,394	1,465	0.49%	1,096,582	1,674	0.61%
Borrowed Funds:
Short-term FHLB advances	24,724	17	0.27%	56,341	14	0.10%	62,500	14	0.09%
Retail repurchase agreements	68,049	29	0.17%	55,612	23	0.17%	38,599	14	0.16%
Total short-term borrowings	92,773	46	0.20%	111,953	37	0.13%	101,099	28	0.11%
Long-term FHLB advances	78,766	615	3.10%	62,108	523	3.38%	63,874	544	3.38%
Wholesale repurchase agreements	40,000	371	3.71%	40,000	367	3.67%	40,000	371	3.71%
Other borrowings	16,748	161	3.76%	17,943	179	3.95%	21,524	216	3.93%
Total long-term borrowings	135,514	1,147	3.36%	120,051	1,069	3.56%	125,398	1,131	3.58%
Total borrowed funds	228,287	1,193	2.08%	232,004	1,106	1.91%	226,497	1,159	2.03%
Total interest-bearing liabilities	1,523,506	2,707	0.71%	1,428,398	2,571	0.72%	1,323,079	2,833	0.85%
Non-interest-bearing deposits	449,177			405,282			325,129
Other liabilities	21,161			21,103			26,795
Total liabilities	1,993,844			1,854,783			1,675,003
Total stockholders’ equity	284,021			236,168			216,729
Total liabilities and
stockholders’ equity	$2,277,865			$2,090,951			$1,891,732
Interest rate spread		$18,279	3.26%		$16,377	3.20%		$13,984	3.04%
Net interest margin			3.46%			3.39%			3.23%

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,213	$(19)	(0.24)%	$18,682	$65	0.47%
Other long-term investments	2,068	5	0.32%	—	—	—%
Investment Securities (1):
Taxable	621,818	12,797	2.74%	649,345	12,625	2.59%
Nontaxable (2)	57,885	2,049	4.72%	50,051	1,820	4.85%
Total investment securities	679,703	14,846	2.91%	699,396	14,445	2.75%
Loans (3):
Commercial real estate, construction	48,314	1,454	3.97%	31,116	1,027	4.35%
Commercial real estate, other	473,983	16,150	4.49%	381,553	13,486	4.66%
Commercial and industrial	244,165	8,144	4.40%	182,481	5,531	4.00%
Residential real estate (4)	305,053	10,684	4.67%	249,007	8,976	4.81%
Home equity lines of credit	62,697	1,726	3.67%	51,413	1,509	3.91%
Consumer	157,111	5,403	4.60%	116,796	4,541	5.20%
Total loans	1,291,323	43,561	4.47%	1,012,366	35,070	4.59%
Less: Allowance for loan losses	(17,318)			(18,102)
Net loans	1,274,005	43,561	4.53%	994,264	35,070	4.68%
Total earning assets	1,965,989	58,393	3.94%	1,712,342	49,580	3.84%
Intangible assets	81,099			70,868
Other assets	93,352			122,371
Total assets	$2,140,440			$1,905,581
Deposits:
Savings accounts	$235,017	$97	0.06%	$196,508	$78	0.05%
Governmental deposit accounts	162,851	357	0.29%	148,901	512	0.46%
Interest-bearing demand accounts	141,503	88	0.08%	125,009	75	0.08%
Money market accounts	278,288	335	0.16%	260,180	275	0.14%
Brokered deposits	43,581	1,199	3.68%	51,949	1,408	3.62%
Retail certificates of deposit	367,412	2,472	0.90%	358,307	3,063	1.14%
Total interest-bearing deposits	1,228,652	4,548	0.49%	1,140,854	5,411	0.63%
Borrowed Funds:
Short-term FHLB advances	48,123	47	0.16%	33,542	23	0.16%
Retail repurchase agreements	54,357	67	0.13%	34,662	40	0.10%
Total short-term borrowings	102,480	114	0.15%	68,204	63	0.13%
Long-term FHLB advances	67,811	1,660	3.27%	64,214	1,628	3.39%
Wholesale repurchase agreements	40,000	1,100	3.67%	40,000	1,100	3.67%
Other borrowings	17,934	528	3.88%	22,690	678	3.94%
Total long-term borrowings	125,745	3,288	3.49%	126,904	3,406	3.58%
Total borrowed funds	228,225	3,402	1.99%	195,108	3,469	2.37%
Total interest-bearing liabilities	1,456,877	7,950	0.73%	1,335,962	8,880	0.89%
Non-interest-bearing deposits	413,543			323,733
Other liabilities	20,866			24,447
Total liabilities	1,891,286			1,684,142
Total stockholders’ equity	249,154			221,439
Total liabilities and
stockholders’ equity	$2,140,440			$1,905,581
Interest rate spread		$50,443	3.21%		$40,700	2.95%
Net interest margin			3.40%			3.15%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Net interest income, as reported	$17,935	$16,045	$13,676	$49,460	$39,806
Taxable equivalent adjustments	344	332	308	983	894
Fully tax-equivalent net interest income	$18,279	$16,377	$13,984	$50,443	$40,700

The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2014
	Three Months Ended September 30, 2014 Compared to						Compared to
(Dollars in thousands)	June 30, 2014			September 30, 2013			September 30, 2013
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$227	$(178)	$49	$(105)	$88	$(17)	$(65)	$(19)	$(84)
Other long-term investments	(2)	—	(2)	—	—	—	—	5	5
Investment Securities: (2)
Taxable	(464)	506	42	131	(67)	64	936	(764)	172
Nontaxable	(98)	134	36	(274)	365	91	(80)	309	229
Total investment income	(562)	640	78	(143)	298	155	856	(455)	401
Loans:
Commercial real estate, construction	363	(435)	(72)	10	50	60	(147)	574	427
Commercial real estate, other	30	467	497	(1,584)	2,691	1,107	(770)	3,433	2,663
Commercial and industrial	5	187	192	215	784	999	600	2,014	2,614
Residential real estate	151	842	993	163	1,145	1,308	(412)	2,120	1,708
Home equity lines of credit	(65)	121	56	(97)	215	118	(147)	364	217
Consumer	12	235	247	(897)	1,336	439	(966)	1,828	862
Total loan income	496	1,417	1,913	(2,190)	6,221	4,031	(1,842)	10,333	8,491
Total interest income	159	1,879	2,038	(2,438)	6,607	4,169	(1,051)	9,864	8,813
INTEREST EXPENSE:
Deposits:
Savings accounts	1	3	4	1	7	8	3	16	19
Government deposit accounts	(34)	42	8	(133)	112	(21)	(225)	70	(155)
Interest-bearing demand accounts	(2)	4	2	1	5	6	3	10	13
Money market accounts	1	9	10	6	25	31	40	20	60
Brokered certificates of deposit	78	(79)	(1)	30	(113)	(83)	34	(243)	(209)
Retail certificates of deposit	(202)	228	26	(626)	525	(101)	(714)	123	(591)
Total deposit cost	(158)	207	49	(721)	561	(160)	(859)	(4)	(863)
Borrowed funds:
Short-term borrowings	51	(42)	9	56	(38)	18	9	42	51
Long-term borrowings	(248)	326	78	(252)	268	16	(91)	(27)	(118)
Total borrowed funds cost	(197)	284	87	(196)	230	34	(82)	15	(67)
Total interest expense	(355)	491	136	(917)	791	(126)	(941)	11	(930)
Net interest income	$514	$1,388	$1,902	$(1,521)	$5,816	$4,295	$(110)	$9,853	$9,743

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
Net interest income increased 12% in the third quarter of 2014 compared to the linked quarter and 31% compared to the prior year third quarter. During the third quarter of 2014, net interest income and net interest margin benefited from accretion income of $628,000 related to the completed acquisitions, which added 12 basis points to net interest margin. During the nine months of 2014, Peoples recorded $1.3 million in accretion income related to acquisitions, which added approximately 9 basis points to net interest margin.

Loan growth from acquisitions and higher loan production continues to benefit net interest income, as annualized organic loan growth during the nine months in 2014 was 11%. Net interest margin also improved due to the additional interest income recognized from loans acquired during 2014.
Funding costs have declined during 2014 as Peoples executed its strategy of replacing higher-cost funding with low-cost deposits. Compared to the prior year, funding costs have decreased 15 basis points and increases in balances of low-cost deposits have provided funding for loan growth.
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
(Recovery of) Provision for Loan Losses
The following table details Peoples’ recovery of, or provision for, loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Provision for checking account overdrafts	$120	$83	$131	$211	$254
(Recovery of) provision for other loan losses	(500)	500	(1,050)	—	(3,700)
Net (recovery of) provision for loan losses	$(380)	$583	$(919)	$211	$(3,446)
As a percentage of average gross loans (a)	(0.11)%	0.19%	(0.35)%	0.02%	(0.46)%
(a) Presented on an annualized basis
The recovery of, or provision for, loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The recovery of loan losses recorded during the third quarter of 2014 was primarily due to a decrease in criticized assets and $500,000 recovery recorded on a loan that had previously been charged-off. The provision for loan losses recorded during the second quarter of 2014 was driven mostly by higher loan growth. During 2014, recoveries on loans exceeded charge-offs by $552,000 for the third quarter and $279,000 on a year-to-date basis. In 2013, recoveries on loans surpassed charge-offs by $708,000 in the third quarter and $2.6 million year-to-date. Peoples continued to experience loss trends and levels of criticized loans that were below historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other (Losses) Gains
The following table details the other losses and gains recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Net gain on OREO	$9	$—	$10	$27	$86
Net gain on debt extinguishment	67	—	—	67	—
Net loss on bank premises and equipment	(185)	(187)	(29)	(379)	(116)
Net other (losses) gains	$(109)	$(187)	$(19)	$(285)	$(30)
The loss on bank premises and equipment recorded during the third quarter of 2014 was due to asset write-offs associated with the Ohio Heritage acquisition. During the third quarter of 2014, Peoples also recognized a gain on debt extinguishment from a restructuring of FHLB advances, and a gain on OREO from the sale of a residential property that was held. The loss recorded during the second quarter of 2014 was due to write-offs associated with the Midwest acquisition and the relocation of banking and insurance offices. The net gain on OREO in the third quarter of 2013 was due to the sale of a commercial property that was held, and the loss on bank premises and equipment was a result of the sale of a banking office and write-down on a closed banking office that was available for sale.
Non-Interest Income
Insurance income comprised the largest portion of third quarter 2014 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Property and casualty insurance commissions	$2,499	$2,709	$2,695	$7,661	$7,571
Performance-based commissions	224	249	125	1,656	710
Life and health insurance commissions	395	393	389	1,213	844
Credit life and A&H insurance commissions	9	9	19	25	76
Other fees and charges	42	83	33	173	158
Total insurance income	$3,169	$3,443	$3,261	$10,728	$9,359
The decline in property and casualty insurance commissions during the third quarter of 2014 compared to the linked quarter and prior year third quarter was primarily driven by lower premiums throughout the industry. The increase in life and health insurance commissions through the nine months of 2014 compared to 2013 was the result of acquisitions completed during the second quarter of 2013. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Overdraft and non-sufficient funds fees	$1,968	$1,772	$1,993	$5,284	$5,330
Account maintenance fees	449	413	346	1,239	947
Other fees and charges	32	42	38	264	202
Total deposit account service charges	$2,449	$2,227	$2,377	$6,787	$6,479
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
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Fiduciary	$1,346	$1,434	$1,263	$4,109	$3,745
Brokerage	530	499	488	1,547	1,480
Total trust and investment income	$1,876	$1,933	$1,751	$5,656	$5,225

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
(Dollars in thousands)
Trust assets under management	$999,822	$1,014,865	$995,861	$1,000,171	$994,683
Brokerage assets under management	511,400	513,890	494,246	474,384	449,196
Total managed assets	$1,511,222	$1,528,755	$1,490,107	$1,474,555	$1,443,879
Quarterly average	$1,520,615	$1,505,433	$1,479,110	$1,455,429	$1,417,707
During the third quarter of 2014, managed assets decreased compared to the prior quarter, and resulted in a reduction in fiduciary fees, which are primarily based on managed asset account balances. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services. The U.S. financial markets experienced a decline in the third quarter of 2014, resulting in a reduction in managed assets.
Peoples electronic banking services include ATM and debit cards, direct deposit services, internet banking, and personal electronic device applications, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The growth in electronic banking income during the third quarter of 2014 was primarily due to an increase in the volume of debit card transactions and ATM surcharges.
Mortgage banking income decreased significantly from 2013 due to the sale of loans to the secondary market, which is driven by mortgage interest rates available and customers' preference for long-term, fixed-rate loans. Compared to the linked quarter, mortgage banking income was up slightly due to increased sales of loans, and decreased from the prior year third quarter. In the third quarter of 2014, Peoples sold approximately $14.5 million of loans to the secondary market compared to $11.3 million in the second quarter of 2014 and $14 million in the third quarter of 2013. In the nine months of 2014, Peoples sold approximately $33.6 million compared to $60 million in 2013.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.

The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Base salaries and wages	$7,371	$7,037	$6,095	$20,921	$17,593
Sales-based and incentive compensation	2,116	1,587	1,778	5,206	5,177
Employee benefits	1,344	1,791	1,160	4,895	2,913
Stock-based compensation	428	464	369	1,382	1,052
Deferred personnel costs	(344)	(353)	(598)	(1,063)	(1,681)
Payroll taxes and other employment costs	752	715	554	2,359	1,955
Total salaries and employee benefit costs	$11,667	$11,241	$9,358	$33,700	$27,009
Full-time equivalent employees:
Actual at end of period	643	576	539	643	539
Average during the period	609	563	544	575	528

For the three months ended September 30, 2014, severance and retention payouts associated with the Ohio Heritage acquisition and salaries for employees retained from the Midwest and Ohio Heritage acquisitions accounted for much of the increase in base salaries and wages compared to the linked quarter. Sales-based and incentive compensation was also higher compared to the linked quarter, and is tied to corporate incentive plans and commission from sales production. Employee benefits declined during the third quarter of 2014 from lower employee medical benefit costs and a reduction in one-time pension settlement costs recognized, compared to the previous quarter. Peoples recognized $361,000 of settlement costs during the third quarter of 2014, compared to $536,000 in the linked quarter and $264,000 in the third quarter of 2013. During the nine months of 2014, Peoples recorded one-time pension settlement costs of $1.4 million compared to $264,000 in the same period in 2013. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of future pension settlement charges.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013
Depreciation	$773	$677	$587	$2,135	$1,944
Repairs and maintenance costs	704	451	404	1,612	1,311
Net rent expense	238	219	269	699	690
Property taxes, utilities and other costs	552	392	377	1,376	1,176
Total net occupancy and equipment expense	$2,267	$1,739	$1,637	$5,822	$5,121
Net occupancy and equipment expense increased during the third quarter of 2014, mostly due to higher maintenance costs coupled with increases in real estate taxes and utilities in connection with recent acquisitions. During 2014, depreciation expense increased due to acquired assets and recently completed renovations. Seasonal fluctuations occur in the timing of repairs and maintenance costs, such as snow removal, and are generally higher in the first and fourth quarters.
Professional fees increased during the third quarter of 2014 due to $514,000 of additional expenses associated with acquisition-related activity, compared to $375,000 in the linked quarter and $49,000 in the prior year. In the nine months of 2014, professional fees increased $541,000 compared to prior year, which was primarily caused by acquisition-related expenses.
Electronic banking expense, which is comprised of bankcard and internet-based banking costs, continued to increase in the third quarter and nine months of 2014 compared to prior periods. The primary reasons for the increases were a higher volume of transactions completed by customers, additional services provided and increased debit card compromises at certain large retail companies.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 77.61% for the third quarter of 2014, higher than the linked quarter of 75.58% and the prior year third quarter of 72.47%. Management continues to target an efficiency ratio in the range of 68% to 70%, absent acquisition-related costs and other one-time expenses, such as pension settlement charges.

Income Tax Expense
For the nine months ended September 30, 2014, Peoples recorded income tax expense of $5.5 million, for an effective tax rate of 30.5%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $9.2 million for the same period in 2013, for an effective tax rate of 42.5%. During the third quarter of 2013, Peoples recorded an additional $2.2 million income tax expense associated with the surrender of bank owned life insurance.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30,
(Dollars in thousands)				2014	2013

Pre-Provision Net Revenue:
Income before income taxes	$5,984	$5,057	$6,898	$17,972	$21,669
Add: provision for loan losses	—	583	—	211	—
Add: net loss on loans held-for-sale and OREO	—	—	—	—	5
Add: net loss on securities transactions	—	—	1	30	1
Add: net loss on other assets	185	187	29	379	118
Less: recovery of loan losses	380	—	919	—	3,446
Less: net gain on debt extinguishment	67	—	—	67	—
Less: net gain on loans held-for-sale and OREO	9	—	10	27	91
Less: net gain on securities transactions	124	66	—	190	444
Less: gain on other assets	—	—	—	—	2
Pre-provision net revenue	$5,589	$5,761	$5,999	$18,308	$17,810

Pre-provision net revenue	$5,589	$5,761	$5,999	$18,308	$17,810
Total average assets	2,277,865	2,090,951	1,891,732	2,140,440	1,905,581

Pre-provision net revenue to total average assets	0.97%	1.11%	1.26%	1.14%	1.25%
(a) Presented on an annualized basis.
During the third quarter of 2014, PPNR declined due to additional costs from acquisition-related activities, higher net occupancy and equipment expense and electronic banking expense. For the nine months ended September 30, 2014, PPNR increased as net interest income and non-interest income growth outpaced increases in acquisition-related costs incurred during the year.
FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2014, Peoples' interest-bearing deposits in other banks increased compared to December 31, 2013. These balances included $10.6 million of excess cash reserves being maintained at the Federal Reserve Bank at September 30, 2014, compared to $14.2 million at December 31, 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.

Through nine months of 2014, Peoples' total cash and cash equivalents increased $12.2 million, as cash provided by operating activities totaling $19.4 million and cash provided by financing activities of $14.7 million, was partially offset by cash used in investing activities of $22 million. Within Peoples' investing activities, the $68 million of net loan growth exceeded the $34.4 million generated by activities related to available-for-sale securities. Peoples' financing activities included $123.3 million of cash generated by increases in non-interest-bearing deposits, advances from long-term borrowings and proceeds from issuance of common shares, while $103.7 million of cash was used to decrease short-term borrowings, long-term borrowings, and interest-bearing deposits.
In comparison, through nine months of 2013, Peoples' total cash and cash equivalents decreased $11.9 million, as cash used in Peoples' investing and financing activities exceeded the $32.1 million of cash generated by operating activities. Investing activities used $39.8 million of cash to fund the $68.7 million net loan growth, while proceeds from the BOLI Surrender contributed $42.8 million. Within Peoples' financing activities, decreases in deposits of $54.4 million were funded by additional short-term borrowings of $59.1 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$7	$19	$19	$20	$22
U.S. government sponsored agencies	8,689	—	295	319	356
States and political subdivisions	64,048	61,281	51,668	50,962	51,061
Residential mortgage-backed securities	518,159	491,628	500,516	510,097	519,387
Commercial mortgage-backed securities	27,542	27,746	26,750	32,304	33,135
Bank-issued trust preferred securities	8,194	8,132	7,995	7,829	7,868
Equity securities	5,188	4,997	4,854	4,577	4,207
Total fair value	$631,827	$593,803	$592,097	$606,108	$616,036
Total amortized cost	$631,500	$592,954	$598,445	$621,126	$623,024
Net unrealized gain (loss)	$327	$849	$(6,348)	$(15,018)	$(6,988)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,843	$3,845	$3,848	$3,850	$3,853
Residential mortgage-backed securities	37,316	37,766	37,151	37,536	38,046
Commercial mortgage-backed securities	7,724	7,765	7,804	7,836	7,859
Total amortized cost	$48,883	$49,376	$48,803	$49,222	$49,758

Total investment portfolio:
Amortized cost	$680,383	$642,330	$647,248	$670,348	$672,782
Carrying value	$680,710	$643,179	$640,900	$655,330	$665,794
In the third quarter of 2014, Peoples acquired investment securities in the Ohio Heritage acquisition, and sold a portion of those securities, adding approximately $13.9 million of available-for-sale securities to the investment portfolio. Other increases in the available-for-sale portfolio compared to the linked quarter were due to the addition of residential mortgage-backed securities. At September 30, 2014, the investment portfolio was 29% of total assets compared to 33% at year-end and 36% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total fair value	$15,748	$16,864	$21,351	$23,446	$25,573
Total amortized cost	$15,191	$16,268	$20,562	$22,926	$24,430
Net unrealized gain	$557	$596	$789	$520	$1,143

Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At September 30, 2014, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Gross portfolio loans:
Commercial real estate, construction	$25,877	$56,421	$55,935	$47,539	$39,969
Commercial real estate, other	545,592	463,734	458,580	450,170	374,953
Commercial real estate	571,469	520,155	514,515	497,709	414,922
Commercial and industrial	261,544	254,561	233,329	232,754	192,238
Residential real estate	412,807	314,190	268,794	268,617	262,602
Home equity lines of credit	74,762	61,838	60,319	60,076	55,341
Consumer	180,100	163,326	143,541	135,018	127,785
Deposit account overdrafts	2,669	5,282	6,008	2,060	4,277
Total portfolio loans	$1,503,351	$1,319,352	$1,226,506	$1,196,234	$1,057,165
Percent of loans to total loans:
Commercial real estate, construction	1.7%	4.3%	4.6%	4.0%	3.8%
Commercial real estate, other	36.3%	35.1%	37.4%	37.6%	35.5%
Commercial real estate	38.0%	39.4%	42.0%	41.6%	39.3%
Commercial and industrial	17.4%	19.3%	19.0%	19.5%	18.2%
Residential real estate	27.4%	23.8%	21.9%	22.5%	24.8%
Home equity lines of credit	5.0%	4.7%	4.9%	5.0%	5.2%
Consumer	12.0%	12.4%	11.7%	11.3%	12.1%
Deposit account overdrafts	0.2%	0.4%	0.5%	0.1%	0.4%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$343,659	$341,893	$340,057	$341,183	$339,557

Gross portfolio loans increased $184 million, or 14% from the prior quarter due to organic growth and the Ohio Heritage acquisition. At September 30, 2014, the loans acquired from Ohio Heritage added approximately $50.3 million of commercial real estate loans, $9.3 million of commercial and industrial loans, $96.3 million of residential real estate loans, $10.3 million of home equity lines of credit and $8.6 million of consumer loans after purchase accounting adjustments. Organic loan growth was primarily due to increases in residential real estate, home equity lines of credit and consumer loans, while commercial loan production was mostly offset by payoffs of $35.7 million on five loans during the third quarter of

2014. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2014:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$52,387	$—	$52,387	9.4%
Apartment complexes	78,729	102	78,831	14.2%
Office buildings and complexes:
Owner occupied	15,078	263	15,341	2.8%
Non-owner occupied	37,694	883	38,577	6.9%
Total office buildings and complexes	52,772	1,146	53,918	9.7%
Light industrial facilities:
Owner occupied	30,867	355	31,222	5.6%
Non-owner occupied	2,273	—	2,273	0.4%
Total light industrial facilities	33,140	355	33,495	6.0%
Retail facilities:
Owner occupied	17,629	145	17,774	3.2%
Non-owner occupied	33,354	—	33,354	6.0%
Total retail facilities	50,983	145	51,128	9.2%
Assisted living facilities and nursing homes	45,535	250	45,785	8.2%
Mixed commercial use facilities:
Owner occupied	19,915	1,011	20,926	3.8%
Non-owner occupied	18,937	307	19,244	3.4%
Total mixed commercial use facilities	38,852	1,318	40,170	7.2%
Day care facilities - owner occupied	17,961	250	18,211	3.3%
Health care facilities:
Owner occupied	5,598	40	5,638	1.0%
Non-owner occupied	15,804	145	15,949	2.9%
Total health care facilities	21,402	185	21,587	3.9%
Restaurant facilities:
Owner occupied	15,916	—	15,916	2.9%
Non-owner occupied	1,102	—	1,102	0.2%
Total restaurant facilities	17,018	—	17,018	3.1%
Warehouse facilities	16,006	251	16,257	2.9%
Other	120,807	6,237	127,044	22.9%
Total commercial real estate, other	$545,592	$10,239	$555,831	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$5,619	$18,613	$24,232	30.1%
Office buildings and complexes:
Owner occupied	71	180	251	0.3%
Non-owner occupied	1,111	3,685	4,796	6.0%
Total office buildings and complexes	1,182	3,865	5,047	6.3%
Assisted living facilities and nursing homes	7,635	6,207	13,842	17.2%
Mixed commercial use facilities:
Owner occupied	3,943	5,959	9,902	12.3%
Non-owner occupied	1,077	4,601	5,678	7.1%
Total mixed commercial use facilities	5,020	10,560	15,580	19.4%
Day care facilities - owner occupied	370	2,575	2,945	3.7%
Restaurant facilities - owner occupied	1,420	1,554	2,974	3.7%
Residential property	2,236	5,770	8,006	10.0%
Other	2,395	5,361	7,756	9.6%
Total commercial real estate, construction	$25,877	$54,505	$80,382	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both September 30, 2014 and December 31, 2013.
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

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Commercial real estate	10,546	10,267	13,327	13,215	12,826
Commercial and industrial	3,228	3,219	2,130	2,174	2,195
Total commercial	13,774	13,486	15,457	15,389	15,021
Residential real estate	1,765	1,818	782	881	826
Home equity lines of credit	658	656	329	343	337
Consumer	1,231	1,298	198	316	564
Deposit account overdrafts	128	126	104	136	154
Total allowance for loan losses	$17,556	$17,384	$16,870	$17,065	$16,902
As a percent of loans, net of deferred fees and costs	1.17%	1.32%	1.38%	1.43%	1.60%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. During the third quarter of 2014, Peoples' allowance for loan losses was primarily flat compared to the linked quarter, as organic loan growth was offset by declines in criticized assets and additional recoveries recorded during the quarter. The decline in the allowance for loan losses as a percent of loans, net of deferred fees and costs, is primarily a result of loans acquired, for which no allowance for loan losses has been required. Peoples' asset quality continued to remain favorable during 2014. Net charge-offs also remained at or below Peoples' long-term historical rate. These factors had a direct impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	126	—	—	71	199
Commercial real estate	126	—	—	71	199
Commercial and industrial	—	—	49	33	—
Residential real estate	105	135	137	181	218
Home equity lines of credit	6	25	20	—	160
Consumer	289	250	302	439	301
Deposit account overdrafts	150	91	110	147	135
Total gross charge-offs	676	501	618	871	1,013
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	905	96	112	1,526	1,507
Commercial real estate	905	96	112	1,526	1,507
Commercial and industrial	9	54	5	12	7
Residential real estate	52	79	38	236	39
Home equity lines of credit	8	6	6	6	7
Consumer	222	167	184	191	125
Deposit account overdrafts	32	30	70	27	36
Total recoveries	1,228	432	415	1,998	1,721
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(779)	(96)	(112)	(1,455)	(1,308)
Commercial real estate	(779)	(96)	(112)	(1,455)	(1,308)
Commercial and industrial	(9)	(54)	44	21	(7)
Residential real estate	53	56	99	(55)	179
Home equity lines of credit	(2)	19	14	(6)	153
Consumer	67	83	118	248	176
Deposit account overdrafts	118	61	40	120	99
Total net charge-offs (recoveries)	$(552)	$69	$203	$(1,127)	$(708)
Ratio of net charge-offs (recoveries) to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.22)%	(0.03)%	(0.04)%	(0.51)%	(0.50)%
Commercial real estate	(0.22)%	(0.03)%	(0.04)%	(0.51)%	(0.50)%
Commercial and industrial	—%	(0.03)%	0.02%	0.01%	—%
Residential real estate	0.02%	0.02%	0.03%	(0.02)%	0.07%
Home equity lines of credit	—%	0.01%	0.01%	—%	0.06%
Consumer	0.02%	0.03%	0.04%	0.09%	0.07%
Deposit account overdrafts	0.03%	0.02%	0.01%	0.04%	0.04%
Total	(0.15)%	0.02%	0.07%	(0.39)%	(0.26)%
Peoples recorded a $500,000 recovery during the third quarter of 2014 on a single previously charged-off commercial real estate loan. Peoples' net charge-offs continue to remain well below the long-term historical average of 0.30% to 0.50%.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,406	$1,138	$—	$—	$—
Commercial and industrial	279	903	—	—	950
Residential real estate	798	1,290	29	37	—
Home equity	—	39	129	873	1,615
Consumer	1	20	1	—	32
Total	2,484	3,390	159	910	2,597
Nonaccrual loans:
Commercial real estate, construction	—	—	96	96	76
Commercial real estate, other	2,014	1,834	2,913	2,801	3,593
Commercial and industrial	655	806	640	708	323
Residential real estate	2,782	2,945	3,294	2,565	3,012
Home equity	240	256	323	81	61
Consumer	—	—	—	58	60
Total	5,691	5,841	7,266	6,309	7,125
Troubled debt restructurings:
Commercial real estate, construction	96	96	897	916	1,193
Commercial real estate, other	339	1,356	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	465	675	637	650	195
Home equity	35	36	6	6	24
Total	935	2,163	1,540	1,572	1,412
Total nonperforming loans (NPLs)	9,110	11,394	8,965	8,791	11,134
Other real estate owned (OREO)
Commercial	582	465	465	465	—
Residential	463	450	308	428	120
Total	1,045	915	773	893	120
Total nonperforming assets (NPAs)	$10,155	$12,309	$9,738	$9,684	$11,254
NPLs as a percent of total loans	0.60%	0.86%	0.73%	0.73%	1.05%
NPAs as a percent of total assets	0.42%	0.57%	0.47%	0.47%	0.59%
NPAs as a percent of total loans and OREO	0.67%	0.93%	0.79%	0.81%	1.06%
Allowance for loan losses as a percent of NPLs	192.71%	152.57%	188.19%	194.13%	151.79%
During the third quarter of 2014, loans reported as accruing and 90 days past due decreased due to a payoff of a single relationship of $1.2 million, and was partially offset by loans added from the Ohio Heritage acquisition. The increase in OREO during the third quarter of 2014 was also the result of properties acquired in the Ohio Heritage acquisition.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Interest-bearing deposits:
Retail certificates of deposit	$408,868	$373,072	$355,345	$363,226	$334,910
Money market deposit accounts	309,721	268,939	276,226	275,801	224,400
Governmental deposit accounts	183,213	165,231	177,590	132,379	151,910
Savings accounts	262,949	244,472	227,695	215,802	196,293
Interest-bearing demand accounts	156,867	142,170	133,508	134,618	123,966
Total retail interest-bearing deposits	1,321,618	1,193,884	1,170,364	1,121,826	1,031,479
Brokered certificates of deposits	39,671	40,650	45,072	49,041	49,620
Total interest-bearing deposits	1,361,289	1,234,534	1,215,436	1,170,867	1,081,099
Non-interest-bearing deposits	500,330	426,384	417,629	409,891	356,767
Total deposits	$1,861,619	$1,660,918	$1,633,065	$1,580,758	$1,437,866
During the third quarter of 2014, Peoples completed the acquisition of Ohio Heritage, which included retail certificates of deposits ("CDs") totaling $45.9 million, money market deposit accounts of $93.8 million, governmental deposit accounts of $2.0 million, savings accounts of $18.9 million, interest-bearing demand accounts of $0.6 million and non-interest bearing deposits of $2.2 million at September 30, 2014. Excluding the acquired deposit accounts, retail certificates of deposit and money market deposit accounts declined $63.1 million from June 30, 2014, while non-interest bearing deposits increased $71.7 million or 17%, of which $38.1 million is due to two commercial customers maintaining higher than historical balances. Peoples maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Short-term borrowings:
FHLB advances	$—	$48,000	$15,000	$71,000	$64,000
Retail repurchase agreements	71,897	67,869	53,777	42,590	42,843
Total short-term borrowings	71,897	115,869	68,777	113,590	106,843
Long-term borrowings:
FHLB advances	101,890	62,056	62,211	62,679	63,806
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	15,564	16,759	17,953	19,147	20,340
Total long-term borrowings	157,454	118,815	120,164	121,826	124,146
Total borrowed funds	$229,351	$234,684	$188,941	$235,416	$230,989
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position.
As detailed in Note 5 of the Notes to the Consolidated Financial Statements included in this Form 10-Q, an amendment was made to the original Loan Agreement that Peoples entered into in 2012. Peoples is subject to certain covenants imposed by this Amended Loan Agreement, and at September 30, 2014, Peoples was in compliance with the applicable material covenants, as explained in more detail in Note 5 of the Notes to the Consolidated Financial Statements included in this Form 10-Q.

Capital/Stockholders’ Equity
During the third quarter of 2014, Peoples issued common shares (representing $32.0 million) in partial consideration for the Ohio Heritage acquisition, and the remaining consideration was paid in cash. Peoples also completed the Private Equity Issuance of common shares which added $40.2 million in common equity. At September 30, 2014, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Capital Amounts:
Tier 1	232,720	177,394	170,677	166,217	168,254
Total (Tier 1 and Tier 2)	251,977	196,426	189,145	184,457	184,550
Net risk-weighted assets	$1,601,664	$1,438,683	$1,358,691	$1,338,811	$1,194,016
Capital Ratios:
Tier 1	14.53%	12.33%	12.56%	12.42%	14.09%
Total (Tier 1 and Tier 2)	15.73%	13.65%	13.92%	13.78%	15.46%
Leverage ratio	10.64%	8.76%	8.56%	8.52%	9.14%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Tangible Equity:
Total stockholders' equity, as reported	$319,332	$244,271	$230,576	$221,553	$222,247
Less: goodwill and other intangible assets	99,269	79,273	77,288	77,603	71,417
Tangible equity	$220,063	$164,998	$153,288	$143,950	$150,830

Tangible Assets:
Total assets, as reported	$2,433,763	$2,163,892	$2,078,253	$2,059,108	$1,919,705
Less: goodwill and other intangible assets	99,269	79,273	77,288	77,603	71,417
Tangible assets	$2,334,494	$2,084,619	$2,000,965	$1,981,505	$1,848,288

Tangible Book Value per Share:
Tangible equity	$220,063	$164,998	$153,288	$143,950	$150,830
Shares outstanding	14,150,279	10,926,436	10,657,569	10,605,782	10,596,797

Tangible book value per share	$15.55	$15.10	$14.38	$13.57	$14.23

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$220,063	$164,998	$153,288	$143,950	$150,830
Tangible assets	$2,334,494	$2,084,619	$2,000,965	$1,981,505	$1,848,288

Tangible equity to tangible assets	9.43%	7.92%	7.66%	7.26%	8.16%

The increase in the tangible equity to tangible assets ratio during the third quarter of 2014 compared to the linked quarter was primarily caused by the issuance of equity in the Ohio Heritage acquisition and the Private Equity Issuance. Compared to the third quarter of 2013, increases in stockholders' equity were driven primarily by issuances of equity in connection with acquisitions, the Private Equity Issuance and earnings exceeding dividends, while higher tangible assets were attributable to loan production and acquisitions.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
300	$7,776	10.9%	$5,473	8.9%	$(59,046)	(15.0)%	$(65,867)	(24.8)%
200	6,155	8.6%	4,494	7.3%	(38,337)	(9.8)%	(46,077)	(17.4)%
100	3,836	5.4%	2,885	4.7%	(17,568)	(4.5)%	(23,910)	(9.0)%
At September 30, 2014, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2013 Form 10-K.
At September 30, 2014, Peoples had liquid assets of $235.4 million, which represented 9.0% of total assets and unfunded commitments. This amount exceeded the minimal level of $52.2 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $39 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Home equity lines of credit	$59,549	$50,558	$49,918	$49,533	$45,655
Unadvanced construction loans	54,504	29,396	23,231	30,203	25,923
Other loan commitments	152,503	155,858	136,805	137,661	129,418
Loan commitments	266,556	235,812	209,954	217,397	200,996

Standby letters of credit	$34,570	$33,852	$33,555	$33,998	$34,804
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 7, 2014, Peoples sold an aggregate of 1,847,826 of its common shares at $23.00 per share in a private placement, in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder, to a limited number of institutional investors who met the definition of an “accredited investor” for purposes of Regulation D.
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2014:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2014	1,138	(2)(3)	$24.69	(2)(3)	—	—
August 1 - 31, 2014	670	(2)	$24.31	(2)	—	—
September 1 - 30, 2014	146	(2)(3)	$23.63	(2)(3)	—	—
Total	1,954		$24.48		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2014.

(2)
Information reflects shares 250 common shares, 670 common shares, and 127 common shares purchased in open market transactions during July, August, and September, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Reflects 888 common shares and 19 common shares withheld in July and September, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
The following is a summary description of the terms of the common shares of Peoples. The description is qualified in its entirety by reference to the provisions of Peoples' Amended Articles of Incorporation (as amended, the “Articles”) and Peoples' Code of Regulations (as amended, the “Regulations”) as in effect on the date of this Quarterly Report on Form 10-Q, as well as current provisions of Ohio law. Current versions of the Articles and the Regulations have been filed by Peoples with the Securities and Exchange Commission (the “SEC”).
Authorized Capital Stock
Peoples' authorized capital stock consists of 24,000,000 common shares, no par value per share, and 50,000 preferred shares, no par value per share. As of October 22, 2014, there were 14,150,287 common shares issued and outstanding, 599,692 common shares held by Peoples as treasury shares, 1,081,260 common shares reserved for issuance upon the vesting/exercise of outstanding restricted common shares, stock options and stock appreciation rights, and no preferred shares issued.
Common Shares
Liquidation Rights
Each common share entitles the holder thereof to share ratably in Peoples' net assets legally available for distribution to shareholders in the event of Peoples' liquidation, dissolution or winding up, after (i) payment in full of all amounts required to be paid to creditors or provision for such payment and (ii) provision for the distribution of any preferential amounts to the holders of preferred shares, if any.
Subscription, Preference, Conversion, Exchange and Redemption Rights
The holders of Peoples' common shares do not have subscription, preference, conversion or exchange rights, and there are no mandatory redemption provisions applicable to the common shares. The rights, preferences and privileges of the holders of Peoples' common shares are subject to, and may be adversely affected by, the rights, preferences and privileges of holders of any preferred shares that Peoples may designate and issue in the future.
Dividends
As an Ohio corporation, Peoples Bancorp may, in the discretion of its Board of Directors, generally pay dividends to the Peoples shareholders out of surplus, however created, but must notify the shareholders if a dividend is paid out of capital surplus. Holders of Peoples' common shares are entitled to receive dividends when, as and if declared by the Peoples Board of Directors from funds legally available therefor, subject to the rights of holders of preferred shares, if any.
Peoples' ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends that may be declared and paid by its subsidiary Peoples Bank. Thus, as a practical matter, any restrictions on the ability of Peoples Bank to pay dividends will act as restrictions on the amount of funds available for payment of dividends by Peoples. Dividend payments from Peoples Bank are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of Peoples Bank to pay dividends to Peoples is also subject to Peoples Bank’s profitability, financial condition, capital expenditures and other cash flow requirements and contractual obligations. Payments of dividends by Peoples Bank may be restricted at any time at the discretion of the applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or an unsound banking practice.
Peoples is also subject to Federal Reserve policies that may, in certain circumstances, limit Peoples' ability to pay dividends. These policies require, among other things, that Peoples maintain adequate capital above regulatory minimums. The Federal Reserve may also determine, under certain circumstances relating to Peoples' financial condition, that the payment of dividends would be an unsafe or unsound practice and prohibit the payment thereof. In addition, the Federal Reserve expects Peoples to serve as a source of strength to Peoples Bank, which may require Peoples to retain capital for further investments in Peoples Bank, rather than use those funds for the payment of dividends to shareholders of Peoples.
Number of Directors
The Regulations of Peoples provide for the Board of Directors to consist of not less than nine and not more than 15 directors. The number of Peoples directors is currently fixed at eleven.
Classification of the Board of Directors
The Regulations of Peoples provide for the Board of Directors to be divided into three classes, with the term of office of one class expiring each year.

Nomination of Directors
Shareholders who wish to nominate an individual for election as a director at an annual meeting of the shareholders of Peoples must comply with Peoples' Regulations regarding shareholder nominations. Shareholder nominations must be made in writing and delivered or mailed to the Corporate Secretary of Peoples not less than 14 days or more than 50 days prior to any meeting of shareholders called for the election of directors. However, if less than 21 days’ notice of the meeting is given to the shareholders, the nomination must be mailed or delivered to the Corporate Secretary of Peoples not later than the close of business on the seventh day following the day on which the notice the meeting was mailed to the shareholders. Each nomination must contain the following information to the extent known by the nominating shareholder:

•	the name, age, business address and residence address of each proposed nominee;

•	the principal occupation or employment of each proposed nominee;

•	the number of shares of capital stock beneficially owned by each proposed nominee and by the nominating shareholder; and

•	any other information required to be disclosed with respect to a nominee for election as a director under the SEC’s proxy rules.
Each nomination must be accompanied by the written consent of the proposed nominee to serve as a director of Peoples if elected. Nominations not made in accordance with the above requirements and Peoples' Regulations will not be considered.
Voting Rights
Each holder of common shares has the right to cast one vote for each common share owned on all matters submitted to a vote of the Peoples shareholders. No holder of common shares is entitled to the right of cumulative voting in the election of directors. The Articles of Peoples Bancorp provide that holders of Peoples' common shares are not entitled to pre-emptive rights.
Peoples' Articles contain special voting requirements that may be deemed to have anti-takeover effects. Specifically, pursuant to Article Seventh of the Articles, if any three members of the Peoples Board of Directors affirmatively votes against any of the following matters, the affirmative vote of the holders of shares entitling them to exercise not less than 75% of the voting power of Peoples entitled to vote thereon will be required to adopt:

•	a proposed amendment to the Articles of Peoples;

•	proposed new regulations or an alteration, amendment or repeal of the Regulations of Peoples;

•	an agreement of merger or consolidation providing for the merger or consolidation of Peoples with or into one or more other corporations;

•	a proposed combination or majority share acquisition involving the issuance of shares of Peoples and requiring shareholder approval;

•	a proposal to sell, lease, exchange, transfer or otherwise dispose of all or substantially all of the property and assets of Peoples;

•	a proposed dissolution of Peoples; or

•	a proposal to fix or change the number of directors by action of the shareholders of Peoples.
The written objection of a director to any such matter submitted to the President or the Corporate Secretary of Peoples not less than three days before the meeting of the shareholders at which any such matter is to be considered will be deemed to be an affirmative vote by such director against such matter.
Transfer Agent and Registrar
The transfer agent and registrar for Peoples' common shares is Wells Fargo Shareowner Services.
Preferred Shares
The 50,000 authorized but unissued preferred shares of Peoples are typically referred to as “blank check” preferred shares. This term refers to preferred shares for which the rights and restrictions are determined by the board of directors of a corporation at the time the preferred shares are issued. Under the Articles of Peoples, its Board of Directors has the authority, without any further shareholder vote or action, to issue the preferred shares in one or more series, from time to time, with full or limited voting power, or without voting power, and with all designations, preferences and relative, participating, optional or other special rights and privileges of, and qualifications, limitations or restrictions upon, the preferred shares, as may be provided in the amendment or amendments to the Articles adopted by Peoples' Board of Directors. The authority of Peoples' Board of Directors includes, but is not limited to, the determination or fixing of the following with respect to preferred shares of any series:

•	the division of the preferred shares into series and the designation and authorized number of preferred shares in each series;

•	the dividend rate and whether dividends are to be cumulative;

•	whether the preferred shares will be redeemable, and, if so, the redemption price and whether the preferred shares will be redeemable for cash, property or rights;

•	the liquidation rights to which the holders of preferred shares will be entitled, including the liquidation price and the preferences, if any;

•	whether the preferred shares will be subject to the operation of a sinking fund, and, if so, upon what conditions;

•
whether the preferred shares will be convertible into or exchangeable for shares of any other class or of any other series of any class of capital stock and the terms and conditions of the conversion or exchange;

•	the voting rights of the preferred shares, which may be full, limited or denied, except as otherwise required by law and Article SEVENTH of Peoples' Articles;

•	the pre-emptive rights, if any, to which the holders of preferred shares will be entitled and any limitations thereon;

•
whether the issuance of any additional shares of such series, or of any shares of any other series, will be subject to restrictions as to issuance, or as to the powers, preferences or rights of any of these other series; and

•	any other relative, participating, optional or other special rights and privileges, and qualifications, limitations or restrictions.
The Board of Directors of Peoples may authorize the issuance of preferred shares with voting, conversion or other rights that could adversely affect the voting power or other rights of the holders of Peoples common shares.
Anti-Takeover Effects of the Ohio General Corporation Law
Certain provisions of the Ohio General Corporation Law make a change in control of an Ohio corporation more difficult, even if desired by holders of a majority of the corporation’s shares. Provided below is a summary of the Ohio anti-takeover statutes.
Ohio Control Share Acquisition Statute
Section 1701.831 of the Ohio Revised Code, known as the “Ohio Control Share Acquisition Statute,” provides that specified notice and informational filings and special shareholder meeting and voting procedures must occur before consummation of a proposed “control share acquisition.” A control share acquisition is defined as any acquisition of shares of an “issuing public corporation” that would entitle the acquirer, directly or indirectly, alone or with others, to exercise or direct the exercise of voting power of the issuing public corporation in the election of directors within any of the following ranges:

•	one-fifth or more, but less than one-third, of the voting power;

•	one-third or more, but less than a majority, of the voting power; or

•	a majority or more of the voting power.
An “issuing public corporation” is an Ohio corporation with 50 or more shareholders that has its principal place of business, principal executive offices, or substantial assets within the State of Ohio, and as to which no close corporation agreement exists. Assuming compliance with the notice and informational filing requirements prescribed by the Ohio Control Share Acquisition Statute, the proposed control share acquisition may take place only if, at a duly convened special meeting of shareholders, the acquisition is approved by both:

•	a majority of the voting power of the corporation in the election of directors represented in person or by proxy at the meeting; and

•	a majority of the voting power at the meeting exercised by shareholders, excluding:

◦	the acquiring shareholder,

◦	officers of the corporation elected or appointed by the directors of the corporation,

◦	employees of the corporation who are also directors of the corporation, and

◦	persons who acquire specified amounts of shares after the first public disclosure of the proposed control share acquisition.
An Ohio corporation may opt out of the provisions of the Ohio Control Share Acquisition Statute by adopting an appropriate amendment to its articles of incorporation or regulations. Peoples has not amended its Articles or its Regulations to opt out of the provisions of the Ohio Control Share Acquisition Statute.
Ohio Merger Moratorium Statute
Chapter 1704 of the Ohio Revised Code, known as the “Ohio Merger Moratorium Statute,” prohibits specified business combinations and transactions between an issuing public corporation and a beneficial owner of shares representing 10% or more of the voting power of the corporation in the election of directors (an “interested shareholder”) for at least three years after the interested shareholder became such, unless the board of directors of the issuing public corporation approves either (1) the transaction or (2) the acquisition of the corporation’s shares that resulted in the person becoming an interested shareholder, in each case before the interested shareholder became such.
For three years after a person becomes an interested shareholder, the following transactions between the corporation and the interested shareholder (or persons related to the interested shareholder) are prohibited:

•	the purchase, lease, sale, distribution, dividend, exchange, mortgage, pledge, transfer or other disposition of an interest in assets meeting thresholds specified in the statute;

•	mergers, consolidations, combinations or majority share acquisitions;

•	a voluntary dissolution or liquidation;

•	the issuance or transfer of shares or any rights to acquire shares having a fair market value at least equal to 5% of the aggregate fair market value of the corporation’s outstanding shares;

•	a transaction that increases the interested shareholder’s proportionate ownership of shares of the corporation; and

•	the receipt of any other benefit that is not shared proportionately by all shareholders.
After the three-year period, transactions between the corporation and the interested shareholder are permitted if:

•
the transaction is approved by the holders of shares with at least two-thirds of the voting power of the corporation in the election of directors (or a different proportion specified in the corporation’s articles of incorporation), including at least a majority of the outstanding shares are excluding shares controlled by the interested shareholder; or

•	the business combination results in shareholders, other than the interested shareholder, receiving a “fair market value” for their shares determined by the method described in the statute.
An Ohio corporation may opt out of the provisions of the Ohio Merger Moratorium Statute by adopting an appropriate amendment to its articles of incorporation. Peoples has not amended its Articles to opt out of the provisions of the Ohio Merger Moratorium Statute.
Control Bid Statute
Ohio has also enacted Ohio Revised Code Section 1707.043, which provides that a person who announces a control bid must disgorge profits realized by that person upon the sale of any equity securities within 18 months of the announcement.

ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 23, 2014	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 23, 2014	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.*	Included as Annex A in the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated April 7, 2014 and filed with the SEC on the same date (File No. 0-16772)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank*	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on the same date (File No. 0-16772)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated August 7, 2014 and filed with the SEC on the same date (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated January 23, 2009 and filed with the SEC on the same date (File No. 0-16772)

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Exhibit Number	Description	Exhibit Location
3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

4.1	First Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of December 17, 2013	Filed herewith

4.2	Second Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Filed herewith

4.3	First Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Filed herewith

10.1
Form of Securities Purchase Agreement, made as of August 4, 2014, between Peoples Bancorp Inc. and each institutional investor purchasing common shares of Peoples Bancorp Inc. in the private placement which closed on August 7, 2014
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated August 4, 2014 and filed with the SEC on the same date (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Exhibit Number	Description	Exhibit Location
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to the Unaudited Consolidated Financial Statements.