Form 10-K
period 2014-12-31
PEOPLES BANCORP INC
filed 2015-02-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 30, 2014, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $282,061,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 14,893,459 common shares, without par value, at February 25, 2015.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K ("Form 10-K"), "Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following "ITEM 9B. OTHER INFORMATION" of this Form 10-K.
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company and was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association ("Peoples Bank"). As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company. Peoples Bank's operating subsidiaries included Peoples Insurance Agency, LLC ("Peoples Insurance") and two asset management companies, PBNA, L.L.C. and Peoples Tax Credit Equity, L.L.C. Peoples Investment Company has one subsidiary, Peoples Capital Corporation.
Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name "The Peoples Banking and Trust Company" in Marietta, Ohio, and was later reorganized as a national banking association under its current name in 2000. Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name "Northwest Territory Property and Casualty Insurance Agency, Inc." In late 1995, Peoples Insurance was awarded insurance agency powers in the State of Ohio, becoming the first insurance agency in Ohio to be affiliated with a financial institution. In 2009, Peoples Insurance was converted from an Ohio corporation to an Ohio limited liability company under its current name.
Peoples Investment Company, its subsidiary, Peoples Capital Corporation, and PBNA, L.L.C. were formed in 2001, and Peoples Tax Credit Equity, L.L.C. was formed in 2014, to optimize Peoples' consolidated capital position and provide new investment opportunities as a means of enhancing profitability. These opportunities include, but are not limited to, investments in low-income housing tax credit funds or projects, historical tax credit funds, venture capital and other higher risk investments, which are either limited or restricted as investments by Peoples Bank. Presently, the operations of these companies do not represent a material part of Peoples' overall business activities.
Business Overview
Peoples makes available a complete line of banking, insurance, investment and trust solutions through its financial units – Peoples Bank and Peoples Insurance. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit
◦commercial, consumer and real estate mortgage loans (both commercial and residential) and lines of credit
◦debit and automated teller machine ("ATM") cards
◦corporate and personal trust services
◦safe deposit rental facilities
◦money orders and cashier's checks
◦a full range of life, health and property and casualty insurance products
◦custom-tailored fiduciary, employee benefit plans and asset management services
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples also makes available credit cards to consumers and businesses, as well as merchant credit card processing services, through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2014, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following "ITEM 9B. OTHER INFORMATION" of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth has included the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-

traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and wealth management; and (4) improving operating efficiency by redirecting resources to offices and markets with greater growth potential.
Recent Corporate Developments
On August 4, 2014, Peoples entered into an Agreement and Plan of Merger (the "NB&T Agreement") with NB&T Financial Group, Inc. (“NB&T”). The NB&T Agreement calls for NB&T to merge into Peoples and for NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operates 22 full-service branches in southwest Ohio, to merge into Peoples Bank. Under the terms of the NB&T Agreement, shareholders of NB&T will receive 0.9319 of Peoples' common shares and $7.75 in cash for each share of NB&T. The NB&T transaction is expected to close during the first quarter of 2015, pending adoption of the NB&T Agreement by the shareholders of both NB&T and Peoples, the satisfaction of various closing conditions, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the NB&T Agreement and other conditions customary for transactions of this type. Additional information can be found in Note 17 of the Notes to the Consolidated Financial Statements.
Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties. Peoples currently has a physical presence in the counties of Athens, Coshocton, Cuyahoga, Fairfield, Franklin, Gallia, Guernsey, Jackson, Knox, Licking, Meigs, Morgan, Muskingum, Noble, Summit, Tuscarawas and Washington in Ohio; Cabell, Kanawha, Mason, Tyler, Wetzel and Wood in West Virginia; and Boyd, Greenup and Pike in Kentucky. This market area encompasses the Metropolitan Statistical Areas ("MSA") of Parkersburg-Vienna, WV, Charleston-Huntington-Ashland, WV-KY-OH, and portions of the Cleveland-Akron-Canton, OH and Columbus-Marion-Zanesville, OH MSAs. This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers. Principal industries in this area include health care, education and other social services; plastics, petrochemical and other manufacturing; oil, gas and coal production; and tourism and other service-related industries. In addition, this market area overlaps both the Marcellus and Utica shale formations, which are being explored for oil and natural gas. As a result, economic activity within Peoples' primary market area has been increasing steadily which is causing lower unemployment in Ohio and West Virginia, as well as creating growth opportunities for Peoples. Because of this diversity of industries and employers, Peoples is not dependent upon any single industry segment for its business opportunities.
Lending Activities
Peoples Bank originates various types of loans, including commercial real estate loans, real estate construction loans, commercial and industrial loans, residential real estate loans, home equity lines of credit, and consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.
Peoples Bank's loans consist of credits to borrowers spread over a broad range of industrial classifications. At December 31, 2014, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to non-U.S. entities.
Commercial Lending
Commercial real estate and commercial and industrial loans ("commercial loans"), including loans secured by commercial real estate, represent the largest portion of Peoples Bank's total loan portfolio, comprising approximately 51.6% of total loans at December 31, 2014. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.
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
On an annual basis, and at other times as warranted, Peoples Bank evaluates all loan relationships whose aggregate debt to Peoples Bank is greater than $1,000,000 for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples Bank is equal to or less than $1,000,000 are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events.
Construction Loans
Peoples Bank originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2014, outstanding construction loans comprised 2.4% of Peoples' loan portfolio. Construction financing is generally considered to involve the highest risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to pay the loan if the property is not sold upon completion.
Construction Lending Practices. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders. These projects include the construction of office, retail or industrial complexes, and real estate development for either residential or commercial uses. The underwriting criteria for construction loans are generally the same as for non-construction loans.
To mitigate the risk of construction lending, Peoples Bank requires periodic site inspections typically completed by an independent third party to ensure appropriate completion of the project prior to any disbursements. Construction loans are structured to provide sufficient time to complete construction, including consideration for weather or other variables that influence completion time, although Peoples Bank generally requires the term to be less than three years.
Real Estate Loans
While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, generating residential real estate loans remains a major focus of Peoples Bank's lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples Bank's loan portfolio. At December 31, 2014, portfolio residential real estate loans comprised 29.6% of total loans. Peoples also had $4.4 million of residential real estate loans held for sale and was servicing $352.8 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.
Peoples Bank originates both fixed-rate and adjustable-rate real estate loans. Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples Bank retaining servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.
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
Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank also obtains insurance, with

Peoples Bank named as the mortgagee and loss payee. Licensed appraisals are required for all real estate loans, and are completed by an independent third party.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2014, outstanding home equity lines of credit comprised 5.0% of Peoples Bank's total loans. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years which converts to a variable interest rate for the remaining five years. At December 31, 2014, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $19.2 million and $21.9 million, respectively, and the weighted-average remaining maturity was 6.8 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $33,000 at December 31, 2014.
Home Equity Lending Practices. Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property (less the balance of the first mortgage) at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with ten-year terms and are subject to review upon request for renewal.
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property. At December 31, 2014, consumer loans comprised 11.3% of Peoples Bank's loan portfolio.
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
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item over $5 being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores". Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, Peoples Bank maintains an allowance for losses from checking accounts with overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, is included in Peoples Bank's allowance for loan losses.
Investment Activities
At December 31, 2014, investment securities comprised 27.8% of Peoples' total assets. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
Peoples' investment activities are governed internally by a written, Board of Directors approved policy, which is administered by Peoples' Asset-Liability Management Committee ("ALCO"). The primary purpose of Peoples' investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations, and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with the investment's risk and corporate needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples' overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K.
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples' funding sources are monitored and managed through Peoples' asset-liability management process, which is discussed further in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K.
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Retail deposit account terms vary with respect to the minimum balance required, the time the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Retail deposits are attractive sources of funding because of their stability and relative cost, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS").  Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance.
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs and often through deposit brokers. These deposits are used to supplement Peoples Bank's retail deposits to fund loans originated to customers located outside its primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the 'Deposits" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati ("FHLB"), Federal Funds purchased, advances from the Federal

Reserve Discount Window, and repurchase agreements. Occasionally, Peoples obtains funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, insurance agencies and mutual funds. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, financial services providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Act") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, available products, rates of interest on loans and deposits, and the availability and pricing of fiduciary, employee benefit plans, brokerage and insurance services. However, some competitors may have greater resources and, as such, higher lending limits than Peoples, which adversely affects Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and incentives intended to promote customers' continued use of multiple financial products and services. In addition, Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products.
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
Employees
At December 31, 2014, Peoples had 699 full-time equivalent employees.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)", "Peoples Bancorp", "Peoples Bank", Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success." and "peoplesbancorp.com" with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2016 to 2021. Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at the times required by the federal trademark laws and regulations.
Peoples has a proprietary interest in the Internet domain name "pebo.com". Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the federal Deposit Insurance Fund. They also may restrict Peoples' ability to repurchase its common shares or to receive dividends from Peoples Bank, and impose capital adequacy an

d liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Federal Reserve Board has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.
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
Other Regulatory Agencies
Securities and Exchange Commission ("SEC") and The NASDAQ Stock Market LLC ("NASDAQ"). Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder, as administered by the SEC. Peoples' common shares are listed with NASDAQ under the symbol "PEBO" and Peoples is subject to the rules for NASDAQ listed companies.
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
Dodd-Frank Act
Federal regulators continue to implement provisions of the Dodd-Frank Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that are already affecting or may affect Peoples and Peoples Bank:

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

•
"ability to repay" regulations took effect in 2014 and generally require creditors to make a reasonable, good faith determination (considering at least 8 specified underwriting factors) of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage or temporary loan) and provides a presumption that the creditor making a "qualified mortgage" satisfied the ability-to-repay requirements; and

•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Peoples, its subsidiaries, their respective customers or the financial services industry more generally. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Peoples and its subsidiaries.
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
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA, which is more fully discussed in the section captioned "Community Reinvestment Act" included later in this item. In addition, financial holding companies, like Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
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
A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that Act by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized" and "critically undercapitalized".
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies, as well as state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “tier 1” risk-based capital). The guidelines also provided for a minimum ratio of tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that met certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the U.S. until adopted into U.S. law or regulations. Although the U.S. banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the U.S. banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Peoples and Peoples Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.
The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.
Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.
Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.
The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.
The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%.
The implementation of the portion of Basel III that has been phased in as of the date of this Form 10-K did not have a material impact on Peoples’ or Peoples Bank’s capital ratios. Further, the implementation of Basel III, once fully phased in, is not expected to have a material impact on Peoples’ or Peoples Bank’s capital ratios.
In order to be "well capitalized", a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples and Peoples Bank meet the ratio requirements to be deemed "well capitalized" according to the guidelines described above. See Note 15 of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2014, the OCC's most recent performance evaluation of Peoples Bank resulted in an overall rating of "Satisfactory".
Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the OCC. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 15 of the Notes to the Consolidated Financial Statements.
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

The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company's capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the financial holding company's or bank holding company's financial health, such as by borrowing.
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior OCC or other regulatory approval. Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
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
USA Patriot Act
The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers seeking to establish new accounts and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Peoples Bank has established policies and procedures that Peoples believes comply with the requirements of the USA Patriot Act.
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
The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In light of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, Peoples can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.
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
Executive and Incentive Compensation
In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the "Joint Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

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
Pursuant to the Joint Guidance, the Federal Reserve Board will review, as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Peoples and Peoples Bank. Such reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to complete acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, and prompt and effective measures are not being taken to correct the deficiencies.
On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the "Proposed Joint Rules"). The Proposed Joint Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Joint Rules: (1) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with "excessive" compensation; (2) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (3) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Joint Rules; and (4) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year.
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
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.
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
Peoples' financial performance generally is highly dependent upon the business environment and economic conditions in the markets where it operates and, to a lesser extent, the U.S as a whole. The local economies of the majority of Peoples' market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy. More recently, oil and gas exploration has created more activity in some of Peoples' market areas. A significant decline in this activity could result in more adverse conditions than what may be experienced at the national level. In general, a favorable business environment and economic conditions are generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Overall, some economic indicators show signs of improvement, however, many businesses, states and municipalities are still in serious difficulty, due to reduced cash flow and weakened financial condition. Further, there can be no assurance this improvement will continue or be spread evenly throughout the markets served by Peoples. A lack of a return to favorable economic conditions in a reasonable time frame could have an adverse affect on Peoples' asset quality, deposit levels and loan demand and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

•
Completion of the merger contemplated by the NB&T Agreement is subject to many conditions and if these conditions are not satisfied or waived, the merger between Peoples and NB&T will not be completed.

The respective obligations of Peoples and NB&T to complete the merger contemplated by the NB&T Agreement are subject to the fulfillment or written waiver of many conditions, including approval by the requisite vote of the Peoples and the NB&T shareholders, respectively, absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties by both parties, and the performance by both parties of their respective covenants and agreements. These conditions to the consummation of the Peoples - NB&T merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by March 31, 2015, either Peoples or NB&T may have the opportunity to choose not to proceed with the merger, and Peoples and NB&T can mutually decide to terminate the NB&T Agreement at any time, before or after the approvals by the requisite vote of the Peoples and the NB&T shareholders, respectively.

•	Peoples' ability to complete acquisitions and integrate completed acquisitions could have an adverse affect on Peoples' business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and its competitors may have greater resources to pay such acquisition prices than Peoples does. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. Peoples has entered into an amended loan agreement that requires Peoples to obtain the lender's consent to acquire another financial institution in certain circumstances. If Peoples fails to receive the appropriate approvals, it will not be able to consummate an acquisition that it believes is in its best interest.
During 2014, Peoples completed three bank acquisitions which required integration of the acquired business into Peoples' business platform. Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

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
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the appropriateness of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders.
In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal regulatory agencies subject Peoples, Peoples Bank and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on Peoples' business, results of operations or the trading price of Peoples' common shares. In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect sales of loans.
In July 2013, Peoples' primary federal regulator, the Federal Reserve, published final rules (the "Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Peoples and Peoples Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for Peoples and Peoples Bank on January 1, 2015 (subject to a phase-in period). Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on Peoples' or Peoples Bank's capital ratios, any future changes to capital requirements would have such an effect.
Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in "ITEM 1. BUSINESS" of this Form 10-K.

•	The Dodd-Frank Act and its progeny may adversely impact Peoples' results of operations, financial condition or liquidity.
The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks, as well as financial holding companies and bank holding companies, including Peoples and Peoples Bank, do business. Many provisions of the Dodd-Frank Act still have not been implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC. In addition, the CFPB has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect Peoples' business. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the full effect of the Dodd-Frank Act on Peoples and Peoples Bank cannot currently be determined, the law and its implemented rules and regulations have already resulted in increased compliance costs and may result in increased fees paid to regulators, along with restrictions on Peoples' and Peoples Bank's operations, all of which may have a material adverse affect on Peoples' operating results and financial condition. A detailed discussion regarding the Dodd-Frank Act can be found under the caption "Supervision and Regulation" in "ITEM 1. BUSINESS" of this Form 10-K.

•	Defaults by larger financial institutions could adversely affect Peoples' business, earnings and financial condition.
The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This "systemic risk" may adversely affect Peoples' business.
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
The amended loan agreement governing Peoples' unsecured term note imposes operating and financial restrictions on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants included in the amended loan agreement may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The Deposit Insurance Fund maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions, such as Peoples Bank. The costs of resolving bank failures have increased during the last four years and decreased the Deposit Insurance Fund balance. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.

•	Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples' results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples' financial condition and results of operations. See the sections captioned "Interest Income and Expense" and "Interest Rate Sensitivity and Liquidity" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K for further discussion related to Peoples' interest rate risk.

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
Commercial and commercial real estate loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition.

•	Peoples' allowance for loan losses may be insufficient to absorb the probable, incurred losses in its loan portfolio.
Peoples maintains an allowance for loan losses that is believed to be a reasonable estimate of the probable, incurred losses within the loan portfolio based on management's quarterly analysis of the loan portfolio. The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectability of Peoples' loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for loan losses methodology and the sensitivity of the estimates can be found in the discussion of Peoples' "Critical Accounting Policies" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
Peoples' estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples' control, and these losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the loan loss allowance will be adequate in the future.

If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover the probable, incurred losses in its loan portfolio, resulting in additions to the allowance for loan losses which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, bank regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board ("FASB") may change its requirements for establishing the allowance. Any increase in the provision for loan losses would decrease Peoples' pretax and net income.

•	Changes in accounting standards, policies, estimates or procedures may impact Peoples' reported financial condition or results of operations.
The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples' Consolidated Financial Statements. The pace of change continues to accelerate and changes in accounting standards can be difficult to predict and can materially impact how Peoples records and reports its financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned "Critical Accounting Policies" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

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
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples' competitive environment, see "Competition" in "ITEM 1. BUSINESS" of this Form 10-K.

•	Peoples' ability to pay dividends is limited.
Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples'

ability to pay dividends can be found under the caption "Supervision and Regulation - Dividend Restrictions" in "ITEM 1. BUSINESS" of this Form 10-K and Note 15 of the Notes to the Consolidated Financial Statements.

•
Peoples' business could be adversely affected by interruptions in the effective operations of, or security breaches affecting its computer systems and telecommunications networks or those of a third-party service provider.

Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Peoples also has implemented security controls to prevent unauthorized access to the computer systems and requires Peoples' third-party service providers to maintain similar controls. However, management cannot be certain these measures will be successful. A security breach of the computer systems and release of confidential information, such as customer account numbers and related information, or an attack on Peoples' computer systems or telecommunications networks could negatively affect customers' confidence in Peoples, which may cause a loss of business, and could result in Peoples' incurring financial losses for any fraudulent transactions completed by third parties due to the security breach and being exposed to risks of litigation and increased regulatory scrutiny.

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
Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect Peoples’ ability to attract and keep customers, and can expose Peoples to potential litigation and regulatory action.
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
In the normal course of business, Peoples and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken regarding their respective tax returns. State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income, or deductions or the allocation of income among tax jurisdictions.
Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed, and does not anticipate any examination would have a material impact on Peoples' Consolidated Financial Statements. However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples' tax liability for any tax year open to examination will not be different than what is reflected in Peoples' current and historical Consolidated Financial Statements. Further information can be found in the "Critical Accounting Policies - Income Taxes" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

•
Peoples or one of its subsidiaries may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on Peoples' financial condition, results of operations and cash flows.

Peoples and its subsidiaries may be involved from time to time in the future in a variety of litigation arising out of their respective businesses. The risk of litigation increases in times of increased troubled loan collection activity. Peoples' insurance may not cover all claims that may be asserted against Peoples and its subsidiaries, and any claims asserted against them, regardless of merit or eventual outcome, may harm their respective reputations. Should the ultimate judgments or settlements in any litigation exceed the applicable insurance coverage, they could have a material adverse effect on Peoples' financial condition, results of operations and cash flows. In addition, Peoples or one of its subsidiaries may not be able to obtain appropriate types or levels of insurance in the future, nor may they be able to obtain adequate replacement policies with acceptable terms, if at all.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Akron, Athens (2 offices), Baltimore, Beachwood, Belpre (2 offices), Byesville, Caldwell, Cambridge (2 offices), Coshocton (2 Offices), Cuyahoga Falls, Gallipolis, Heath, Jackson, Lancaster (2 offices), Lowell, Marietta (5 offices), McConnelsville, Mount Vernon, Munroe Falls, Nelsonville, New Philadelphia, Newark, Norton, Pomeroy (2 offices), The Plains, Wellston, Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant (2 offices), Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland (2 offices), Greenup and Russell. Of these 56 offices, 14 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Chillicothe and Jackson, Ohio, and in Pikeville, Kentucky.

Rent expense on the leased properties totaled $934,000 in 2014, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2016:

Location	Address	Lease Expiration Date (a)

Marietta Kroger	40 Acme Street Marietta, Ohio	March 2015
Athens Mall	801 East State Street Athens, Ohio	June 2015
Marietta Frontier	124 Gross Street Marietta, Ohio	November 2015
Munroe Falls	34 South Main Street Munroe Falls, Ohio	December 2015
The Plains	70 N. Plains Road The Plains, Ohio	December 2015
Jackson	78 Broadway Street Jackson, Ohio	May 2016

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2014, Peoples had approximately 2,248 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per common share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2014
Fourth Quarter	$26.65	$23.39	$0.15
Third Quarter	28.00	23.00	0.15
Second Quarter	27.36	23.58	0.15
First Quarter	26.10	20.29	0.15
2013
Fourth Quarter	$24.00	$20.11	$0.14
Third Quarter	23.81	20.02	0.14
Second Quarter	22.34	19.30	0.14
First Quarter	22.65	20.00	0.12
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 15 of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 - BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2014:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2014	1,935	(2)(3)	$24.87	(2)(3)	—	—
November 1 - 30, 2014	700	(2)	$24.90	(2)	—	—
December 1 - 31, 2014	260	(2)	$26.32	(2)	—	—
Total	2,895		$25.00		—	—

(1)	Peoples' Board of Directors did not authorize any stock repurchase plans or programs for 2014.

(2)
Information includes 280 common shares, 700 common shares, and 260 common shares purchased in open market transactions during October, November, and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Also includes 1,655 common shares withheld in October to pay income tax or other tax liabilities associated with vested restricted common shares.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2009, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS
(NASDAQ OMX Global Indices)

	At December 31,
	2009	2010	2011	2012	2013	2014
Peoples Bancorp Inc.	$100.00	$166.16	$161.06	$227.00	$256.37	$302.75
NASDAQ Stocks (U.S. Companies)	$100.00	$118.13	$117.20	$137.86	$193.24	$221.89
NASDAQ Bank Stocks	$100.00	$114.15	$102.13	$121.11	$171.63	$180.08

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data (a)
Total interest income	$80,200	$67,071	$69,470	$75,133	$89,335
Total interest expense	10,694	11,686	14,995	21,154	29,433
Net interest income	69,506	55,385	54,475	53,979	59,902
Provision for (recovery of) loan losses	339	(4,410)	(4,716)	7,998	26,916
Net impairment losses on investment securities	—	—	—	—	(1,786)
Net (loss) gain on investment securities and other transactions	(33)	334	(778)	(443)	(39)
Total non-interest income	40,053	37,220	34,971	32,944	31,634
FDIC insurance expense	1,260	1,036	1,002	1,867	2,470
Other expense	83,749	67,229	62,472	59,464	54,572
Preferred dividends (b)	—	—	—	1,343	2,052
Net income available to common shareholders	$16,684	$17,574	$20,385	$11,212	$3,529
Balance Sheet Data (a)
Total investment securities	$713,659	$680,526	$709,085	$669,228	$641,307
Loans, net of deferred fees and costs	1,620,898	1,196,234	985,172	938,506	960,718
Allowance for loan losses	17,881	17,065	17,811	23,717	26,766
Total intangible assets	109,158	77,603	68,525	64,475	64,870
Total assets	2,567,769	2,059,108	1,918,050	1,794,161	1,837,985
Non-interest-bearing deposits	493,162	409,891	317,071	239,837	215,069
Total retail interest-bearing deposits	1,400,221	1,121,826	1,119,633	1,047,189	1,059,066
Brokered certificates of deposits	39,691	49,041	55,599	64,054	87,465
Short-term borrowings	88,277	113,590	47,769	51,643	51,509
Long-term borrowings	179,083	121,826	128,823	142,312	157,703
Junior subordinated debentures held by subsidiary trust	—	—	—	22,600	22,565
Preferred stockholders' equity (b)	—	—	—	—	38,645
Common stockholders' equity	340,118	221,553	221,728	206,657	192,036
Tangible assets (c)	2,458,611	1,981,505	1,849,525	1,729,686	1,773,115
Tangible equity (c)	230,960	143,950	153,203	142,182	165,811
Tangible common equity (c)	$230,960	$143,950	$153,203	$142,182	$127,166
Per Common Share Data (a)
Earnings per common share – basic	$1.36	$1.65	$1.92	$1.07	$0.34
Earnings per common share – diluted	1.35	1.63	1.92	1.07	0.34
Cash dividends declared per common share	0.60	0.54	0.45	0.30	0.40
Book value per common share (d)	22.92	20.89	21.02	19.67	18.36
Tangible book value per common share (c)(d)	$15.57	$13.57	$14.52	$13.53	$12.16
Weighted-average number of common shares outstanding – basic	12,183,352	10,581,222	10,527,885	10,482,318	10,424,474
Weighted-average number of common shares outstanding – diluted	12,306,224	10,679,417	10,528,286	10,482,318	10,431,990
Common shares outstanding at end of period	14,836,727	10,605,782	10,547,960	10,507,124	10,457,327

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
SIGNIFICANT RATIOS (a)
Return on average stockholders' equity	6.16%	7.92%	9.52%	5.72%	2.33%
Return on average common stockholders' equity	6.16	7.92	9.52	5.61	1.76
Return on average assets	0.74	0.91	1.11	0.69	0.28
Net interest margin	3.45	3.23	3.36	3.43	3.51
Efficiency ratio (c)(e)	75.37	71.90	69.55	68.98	60.30
Pre-provision net revenue to total average assets (f)	1.10	1.26	1.41	1.41	1.76
Average stockholders' equity to average assets	12.08	11.48	11.63	12.12	12.20
Average loans to average deposits	79.58	70.79	68.23	69.86	73.01
Dividend payout ratio	43.10%	33.20%	23.58%	28.35%	119.33%
ASSET QUALITY RATIOS (a)
Nonperforming loans as a percent of total loans (d)(g)	0.69%	0.60%	1.43%	3.26%	4.26%
Nonperforming assets as a percent of total assets (d)(g)	0.47	0.39	0.78	1.83	2.48
Nonperforming assets as a percent of total loans and other real estate owned (d)(g)	0.75	0.67	1.52	3.48	4.70
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)	1.48	1.58	1.86	2.53	2.79
Allowance for loan losses as a percent of nonperforming loans (d)(g)	159.58	237.87	125.34	77.26	65.09
Provision for (recovery of) loan losses as a percent of average total loans	0.02	(0.42)	(0.49)	0.84	2.61
Net (recoveries) charge-offs as a percent of average total loans	(0.03)%	(0.35)%	0.12%	1.16%	2.66%
CAPITAL RATIOS (a)(c)
Tier 1 common	14.32%	12.42%	14.06%	12.82%	11.59%
Tier 1	14.32	12.42	14.06	14.86	16.91
Total (Tier 1 and Tier 2)	15.48	13.78	15.43	16.20	18.24
Tier 1 leverage	9.92	8.52	8.83	9.45	10.63
Tangible equity to tangible assets (c)	9.39	7.26	8.28	8.22	9.35
Tangible common equity to tangible assets (c)	9.39%	7.26%	8.28%	8.22%	7.17%

(a)	Includes impact of acquisitions as of the acquisition dates.

(b)
Amounts relate to Series A Preferred Shares issued and sold by Peoples in connection with its participation in the TARP Capital Purchase Program. Additional information regarding the Series A Preferred Shares can be found in Note 10 of the Notes to the Consolidated Financial Statements included immediately following "ITEM 9B - OTHER INFORMATION" of this Form 10-K.

(c)
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

(d)	Data presented as of the end of the year indicated.

(e)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities, asset disposals and other transactions).

(f)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Pre-Provision Net Revenue”.

(g)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

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

(2)
Peoples' ability to integrate the Midwest Bancshares, Inc. ("Midwest"), Ohio Heritage Bancorp, Inc. ("Ohio Heritage") and North Akron Savings Bank ("North Akron") acquisitions and any future acquisitions, including the pending merger of NB&T into Peoples, may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)	the ability of Peoples and NB&T to obtain their respective shareholders' approval of the merger may be unsuccessful;

(4)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(5)
local, regional, national and international economic conditions and the impact they may have on Peoples and its customers, and Peoples' assessment of the impact, which may be different than anticipated;

(6)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures, third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(7)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Federal Reserve Board, which may adversely impact interest rates, interest margins and interest rate sensitivity;

(8)
changes in prepayment speeds, loan originations, levels of non-performing assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(9)
adverse changes in the economic conditions and/or activities, including, but not limited to, impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continued economic uncertainty in the U.S., the European Union, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(10)
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

(11)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(12)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

(13)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(14)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(15)	Peoples' ability to receive dividends from its subsidiaries;

(16)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(17)	the impact of new minimum capital thresholds established as a part of the implementation of Basel III;

(18)
the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(19)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(20)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(21)	the overall adequacy of Peoples' risk management program;

(22)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts; and

(23)
other risk factors relating to the banking, insurance and investments industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosure under "ITEM 1A. RISK FACTORS" of this Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the "Investor Relations" section.
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

◦
At the close of business on October 24, 2014, Peoples completed the acquisition of North Akron and its full service offices in Akron, Cuyahoga Falls, Munroe and Norton, Ohio. Under the terms of the merger agreement, Peoples paid $7,655 of consideration per share of North Akron common stock, or $20.1 million, of which 80% was paid in Peoples' common shares and the remaining 20% in cash. The acquisition added $111.5 million of loans and $108.1 million of deposits at the acquisition date, after purchase accounting adjustments.

◦
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement (the "Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the sale, and intends to use the proceeds, in part, to fund the cash consideration for the NB&T acquisition.

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

◦
At the close of business on August 22, 2014, Peoples completed the acquisition of Ohio Heritage and its six full service offices in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio. Under the terms of the merger agreement, Peoples paid $110.00 of consideration per share of Ohio Heritage common stock, or $37.7 million, of which 85% was paid in Peoples' common shares and the remaining 15% in cash. The acquisition added $175.8 million of loans and $174.9 million of deposits at the acquisition date, after purchase accounting adjustments.

◦
At the close of business on May 30, 2014, Peoples completed the acquisition of Midwest and its full service offices in Wellston and Jackson, Ohio. Under the terms of the merger agreement, Peoples paid $65.50 of consideration per share of Midwest common stock, or $12.6 million, of which 50% was paid in cash and the remaining 50% in Peoples' common shares. The acquisition added $58.7 million of loans and $77.9 million of deposits at the acquisition date, after purchase accounting adjustments.

◦
In 2014, Peoples incurred $5.1 million of acquisition-related expenses, compared to $1.5 million in 2013 and $641,000 in 2012, which were primarily fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired.

◦
During 2013, Peoples took steps to reduce its investment in bank-owned life insurance ("BOLI") contracts and redeploy the funds in order to enhance long-term shareholder return. Peoples received proceeds of $43.1 million during 2013 as a result of the liquidation of BOLI contracts, while the remaining cash surrender value of approximately $6.6 million was recorded as a receivable at December 31, 2013. Peoples received the remaining cash surrender value in the first quarter of 2014, in accordance with the terms of the BOLI policies (collectively, the "BOLI Surrender"). The BOLI Surrender caused Peoples to incur a $2.2 million federal income tax liability in 2013 for the gain associated with the policies surrendered.

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

◦
As described in Note 11 of the Notes to the Consolidated Financial Statements, Peoples incurred settlement charges of $1.4 million during 2014 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Settlement charges of $270,000 and $835,000 were recognized during 2013 and 2012, respectively.

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

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board either directly or through its Open Market Committee. These actions include changing the target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from the Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board has indicated the possibility that these short-term rates could start to be raised as early as 2015.

◦
From late 2008 until year-end 2014, the Federal Reserve Board took various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions included the buying and selling of mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts.

As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve has remained relatively steep since mid-2013, primarily as a reaction to the Federal Reserve Board's announcement of a reduction in monthly asset purchases and generally improving economic conditions. The curve flattened gradually throughout 2014, primarily in response to the slowing global economy, geopolitical uncertainty and lower yields on sovereign debt throughout the world.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or current information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting recovery of or provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume; growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the appropriateness of the allowance. The recovery or provision could increase or decrease each quarter based upon the results of management's formal analysis.
The amount of the allowance for loan losses for the various loan types represents management's estimate of probable losses from existing loans. Management evaluates lending relationships deemed to be impaired on an individual basis and makes specific allocations of the allowance for loan losses for each relationship based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For all other loans, management evaluates pools of homogeneous loans (such as residential mortgage loans, and direct and indirect consumer loans) and makes general allocations for each loan pool based upon historical loss experience. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.
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
There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2014 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 27.8% of total assets at December 31, 2014, of which approximately 89% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income or loss. As a result, both the investment and equity sections of Peoples' Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
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
Peoples has not recognized an impairment loss in 2014, 2013 or 2012. Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2014, and concluded no individual securities were other-than-temporarily impaired.
Goodwill and Other Intangible Assets
During 2014 and in prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
Peoples performs its required annual impairment test as of June 30 each year.  The goodwill impairment test consists of a two step process that includes (1) determining if potential goodwill impairment exists and (2) measuring the impairment loss, if any. At June 30, 2014, management's analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value. The analysis also included an assessment of events and circumstances considering several key factors such as economic and local market conditions, overall financial performance, changes in management or key personnel, and share price.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. At December 31, 2014, Peoples' market capitalization was more than its book value, which management considered to be evidence that goodwill was not impaired.
Peoples records servicing rights (“SRs”) in connection with its mortgage banking and small business lending activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. SRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2014, management concluded no portion of the recorded SRs was impaired since the fair value equaled or exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and accrued employee benefits. Given the nature of Peoples' deferred tax assets, management determined no valuation allowances were needed at either December 31, 2014 or 2013.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2014 and 2013.
Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. Consequently, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.
Fair Value Measurements
As a financial services company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-

down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the consolidated financial statements, from period to period.
Detailed information regarding fair value measurements can be found in Note 2 of the Notes to the Consolidated Financial Statements. The following is a summary of those assets and liabilities that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by Peoples:
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2014, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2014, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management reviews the fair values provided by these third parties on a monthly basis and challenges prices when it believes a discrepancy in pricing exists. Based on Peoples' past experience, these challenges more-often-than-not result in the third party adjusting its valuation of the security.
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
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2014 was $16.7 million, compared to $17.6 million in 2013 and $20.4 million in 2012, representing earnings per diluted common share of $1.35, $1.63 and $1.92, respectively. The decrease in earnings during 2014 was primarily driven by acquisition-related costs of $5.1 million and pension settlement charges of $1.4 million. Earnings in 2013 were impacted by additional operating costs associated with various strategic investments to grow revenue and a lower recovery of loan losses.
In 2014, Peoples had a provision for loan losses of $0.3 million due to its checking account overdrafts program, while asset quality trends remained favorable and recoveries exceeded charge-offs. Peoples recorded recoveries of loan losses of $4.4 million for 2013 and $4.7 million for 2012. Peoples recorded net recoveries of $0.5 million for 2014, compared to net recoveries of $3.7 million for 2013 and net charge-offs of $1.2 million for 2012. These recoveries or provisions represented amounts needed, in management's opinion, to maintain the appropriateness of the allowance for loan losses.
Net interest income grew 25% to $69.5 million in 2014 compared to $55.4 million in 2013, mostly due to higher loan balances in connection with recent acquisitions and organic loan growth. Net interest margin was 3.45% in 2014, higher than the 3.23% in 2013 and 3.36% in 2012. The increase in 2014 was due to accretion income from acquisitions completed, loan growth, change in asset mix and a reduction in funding costs. Accretion income from acquisitions added approximately 12 basis points to net interest margin in 2014 compared to 4 basis points in 2013. The decrease in net interest margin during 2013 was largely a result of the low interest rate environment, which put downward pressure on asset yields.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, increased 8% in 2014 compared to 2013. During 2014, insurance income grew 11%, or $1.4 million, trust and investment income increased 8%, or $0.6 million, and electronic banking income was up 8%, or $0.5 million. The key driver of the increase in insurance income was additional performance-based commissions received due to the improved quality of the book of business and increased production with the insurance carriers. Mortgage banking income has slowed as refinancing activity has declined, leading to a reduction of $0.5 million in 2014 and $1.1 million in 2013. Total non-interest income was up 6% in 2013 compared to 2012, as insurance income and trust and investment income grew 24% and 16%, respectively.
Total other expense increased 25%, or $16.7 million, for the year ended December 31, 2014, as a result of acquisition-related costs, higher salaries and employee benefits due to additional employees and increased electronic banking expense. Acquisition-related expenses included in other expenses during 2014 were $4.8 million compared to $1.4 million in 2013 and $569,000 in 2012. Also during 2014, the Board of Directors granted a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in expense of $298,000. In 2013, salaries and employee benefits increased due to a higher number of employees primarily because of acquisitions.
At December 31, 2014, total assets were up 25% to $2.57 billion versus $2.06 billion at year-end 2013, with the acquisitions completed during 2014 adding approximately $464 million, and the remaining increase primarily due to loan growth. Portfolio loan balances grew $424.7 million during 2014, due to acquired loans and 12% organic growth. The allowance for loan losses increased $0.8 million to $17.9 million, or 1.48% of originated loans, net of deferred fees and costs, compared to $17.1 million and 1.58% at December 31, 2013. Total investment securities grew to $713.7 million, or 27.8% of total assets at December 31, 2014, compared to $680.5 million, or 33.0% of total assets at the prior year-end.
Total liabilities were $2.23 billion at December 31, 2014, up $390.1 million since December 31, 2013. Contributing to this increase were acquired interest-bearing deposits of approximately $326.3 million and organic non-interest-bearing deposit growth of $77.8 million. Non-interest-bearing deposits comprised 23.0% of total retail deposits at December 31, 2014, versus 26.8% at year-end 2013. At December 31, 2014, total borrowed funds were $267.4 million, up $31.9 million compared to the prior year-end, as Peoples acquired and restructured long-term advances from the Ohio Heritage transaction.
At December 31, 2014, total stockholders' equity was $340.1 million, up $118.6 million from December 31, 2013. Stockholders' equity represented common shares issued in connection with 2014 acquisitions was $54.4 million, and the Private Equity Issuance of common shares added $40.2 million. Peoples' regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased to 14.32% at December 31, 2014, versus 12.42% at December 31, 2013, while the Total Capital ratio was 15.48% versus 13.78% at December 31, 2013. In addition, Peoples' tangible common equity to tangible assets ratio was 9.39% and tangible book value per share was $15.57 at December 31, 2014, versus 7.26% and $13.57 at December 31, 2013, respectively.
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

The following table details Peoples’ average balance sheets for the years ended December 31:

	2014			2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$15,394	$1	0.01%	$16,154	$94	0.59%	$9,705	$20	0.21%
Other long-term investments	1,913	8	0.42%	743	2	0.27%	—	—	—%
Investment Securities (1):
Taxable	630,057	17,024	2.70%	646,884	17,026	2.63%	645,249	19,961	3.09%
Nontaxable (2)	59,759	2,785	4.66%	50,487	2,461	4.87%	40,190	2,206	5.49%
Total investment securities	689,816	19,809	2.87%	697,371	19,487	2.79%	685,439	22,167	3.23%
Loans (3):
Commercial real estate, construction	44,205	1,808	4.09%	35,494	1,569	4.36%	42,879	2,005	4.60%
Commercial real estate, other	494,440	22,724	4.60%	391,965	18,882	4.75%	392,436	19,586	4.91%
Commercial and industrial	250,248	11,079	4.43%	190,414	7,960	4.12%	160,085	6,913	4.25%
Residential real estate (4)	345,398	16,051	4.65%	253,955	12,089	4.76%	227,002	12,136	5.35%
Home equity lines of credit	66,826	2,398	3.59%	53,350	2,045	3.83%	48,721	2,015	4.14%
Consumer	163,691	7,658	4.68%	121,193	6,143	5.07%	96,043	5,715	5.95%
Total loans	1,364,808	61,718	4.52%	1,046,371	48,688	4.62%	967,166	48,370	4.95%
Less: Allowance for loan losses	(17,362)			(17,935)			(21,473)
Net loans	1,347,446	61,718	4.58%	1,028,436	48,688	4.70%	945,693	48,370	5.07%
Total earning assets	2,054,569	81,536	3.97%	1,742,704	68,271	3.90%	1,640,837	70,557	4.27%
Intangible assets	87,821			72,420			65,881
Other assets	98,144			117,243			134,571
Total assets	$2,240,534			$1,932,367			$1,841,289
Deposits:
Savings accounts	$247,419	$135	0.05%	$200,190	$107	0.05%	$162,055	$90	0.06%
Government deposit accounts	165,622	470	0.28%	146,955	642	0.44%	151,877	937	0.62%
Interest-bearing demand accounts	148,687	124	0.08%	125,984	101	0.08%	113,022	117	0.10%
Money market accounts	293,214	472	0.16%	259,226	379	0.15%	255,345	423	0.17%
Brokered deposits	42,598	1,568	3.68%	51,287	1,871	3.65%	56,451	1,996	3.54%
Retail certificates of deposit	383,574	3,338	0.87%	358,918	3,952	1.10%	404,872	5,496	1.36%
Total interest-bearing deposits	1,281,114	6,107	0.48%	1,142,560	7,052	0.62%	1,143,622	9,059	0.79%
Borrowed Funds:
Short-term FHLB advances	36,678	47	0.13%	44,127	55	0.12%	13,240	17	0.12%
Retail repurchase agreements	59,362	99	0.17%	37,167	59	0.16%	37,401	57	0.15%
Total short-term borrowings	96,040	146	0.15%	81,294	114	0.14%	50,641	74	0.14%
Long-term FHLB advances	80,837	2,299	2.84%	64,004	2,167	3.39%	68,041	2,305	3.39%
Wholesale repurchase agreements	40,000	1,471	3.68%	40,000	1,471	3.68%	44,208	1,610	3.58%
Other borrowings	17,334	672	3.88%	22,096	882	3.94%	22,729	1,947	8.62%
Total long-term borrowings	138,171	4,442	3.21%	126,100	4,520	3.57%	134,978	5,862	4.27%
Total borrowed funds	234,211	4,588	1.96%	207,394	4,634	2.23%	185,619	5,936	3.17%
Total interest-bearing liabilities	1,515,325	10,695	0.71%	1,349,954	11,686	0.86%	1,329,241	14,995	1.13%
Non-interest-bearing deposits	433,798			335,637			273,893
Other liabilities	20,722			24,865			24,037
Total liabilities	1,969,845			1,710,456			1,627,171
Total stockholders’ equity	270,689			221,911			214,118
Total liabilities and stockholders’ equity	$2,240,534			$1,932,367			$1,841,289
Interest rate spread		$70,841	3.26%		$56,585	3.04%		$55,562	3.14%
Net interest margin			3.45%			3.23%			3.36%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in fully tax-equivalent (“FTE”) net interest income:

(Dollars in thousands)	Changes from 2013 to 2014			Changes from 2012 to 2013
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(88)	$(5)	$(93)	$54	$20	$74
Other long-term investments	2	4	6	—	2	2
Investment Securities: (2)
Taxable	447	(449)	(2)	(2,985)	50	(2,935)
Nontaxable	(112)	436	324	(266)	521	255
Total investment income	335	(13)	322	(3,251)	571	(2,680)
Loans:
Commercial real estate, construction	(105)	344	239	(101)	(335)	(436)
Commercial real estate, other	(640)	4,482	3,842	(679)	(25)	(704)
Commercial and industrial	596	2,523	3,119	(208)	1,255	1,047
Residential real estate	(293)	4,255	3,962	(1,411)	1,364	(47)
Home equity lines of credit	(138)	491	353	(155)	185	30
Consumer	(508)	2,023	1,515	(926)	1,354	428
Total loan income	(1,088)	14,118	13,030	(3,480)	3,798	318
Total interest income	(839)	14,104	13,265	(6,677)	4,391	(2,286)
INTEREST EXPENSE:
Deposits:
Savings accounts	2	26	28	(4)	21	17
Government deposit accounts	(246)	74	(172)	(266)	(29)	(295)
Interest-bearing demand accounts	4	19	23	(28)	12	(16)
Money market accounts	40	53	93	(50)	6	(44)
Brokered certificates of deposit	17	(320)	(303)	62	(187)	(125)
Retail certificates of deposit	(871)	257	(614)	(964)	(580)	(1,544)
Total deposit cost	(1,054)	109	(945)	(1,250)	(757)	(2,007)
Borrowed funds:
Short-term borrowings	—	32	32	3	37	40
Long-term borrowings	(405)	327	(78)	(978)	(364)	(1,342)
Total borrowed funds cost	(405)	359	(46)	(975)	(327)	(1,302)
Total interest expense	(1,459)	468	(991)	(2,225)	(1,084)	(3,309)
Net interest income	$620	$13,636	$14,256	$(4,452)	$5,475	$1,023

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Presented on a fully tax-equivalent basis.
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-

earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Net interest income, as reported	$69,506	$55,385	$54,475
Taxable equivalent adjustments	1,335	1,200	1,087
Fully tax-equivalent net interest income	$70,841	$56,585	$55,562
During 2014, Peoples recognized normal accretion income, net of amortization expense, from acquisitions of $2.6 million during 2014, which added approximately 12 basis points to net interest margin, compared to $0.7 million and 4 basis points, respectively, in 2013. Also during 2014, additional interest income from prepayment fees and interest recovered on nonaccrual loans was $240,000 compared to $976,000 in 2013 and $467,000 in 2012. The primary driver of the increase in net interest income during 2014 was a result of higher loan balances in connection with organic growth and acquired loans.
The yield on investment securities stabilized in 2014 as long-term interest rates remained relatively steady for the majority of the year. As a result, principal prepayments from mortgage-backed securities stabilized compared to prior years, resulting in less yield compression and volatility. However, in 2013, investments yields had declined as the impact of lower reinvestment rates was magnified by a higher level of principal prepayments within mortgage-backed securities. During 2014, the average monthly principal cash flow received by Peoples from its investment portfolio was approximately $6.0 million, compared to a monthly average of approximately $8.0 million in 2013 and $11.9 million in 2012.
Funding costs declined during 2014 and 2013 as Peoples executed its strategy of replacing higher-cost funding with low-cost deposits. Compared to 2013, funding costs during 2014 have decreased 14 basis points and increases in balances of low-cost deposits have provided funding for loan growth. Funding costs decreased during 2012 due to the extinguishment of $35.0 million of higher-cost wholesale borrowings in the first quarter of 2012 and the maturity of special higher-cost retail CDs. Peoples also redeemed trust preferred securities during 2012 and realized an annual interest expense savings of $1.1 million in 2013.
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
Provision for (Recovery of) Loan Losses
The following table details Peoples’ provision for, or recovery of, loan losses recognized for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Provision for checking account overdrafts	$339	$356	$294
Recovery of other loan losses	—	(4,766)	(5,010)
Net provision for (recovery of) loan losses	$339	$(4,410)	$(4,716)
As a percent of average total loans	0.02%	(0.42)%	(0.49)%
The provision for, or recovery of, loan losses represents the amount needed to maintain the appropriateness of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded in 2014 was driven by checking account overdrafts, while the impact of increases in criticized assets was mitigated by $1.8 million of recoveries on three loans that were previously charged-off. The recoveries of loan losses recorded during 2013 and 2012 were driven mostly by recoveries on commercial real estate loans that had previously incurred charge-offs.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Other Losses
The following table details the other losses for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2014	2013	2012
Net (loss) gain on OREO	$(68)	$86	$66
Net gain (loss) on debt extinguishment	67	—	(4,144)
Net loss on bank premises and equipment	(430)	(241)	(261)
Bargain purchase gain	—	—	13
Net other losses	$(431)	$(155)	$(4,326)
Net losses on bank premises and equipment during 2014 included $380,000 of asset write-offs associated with acquisition-related activity. Also during 2014, Peoples recognized a gain on debt extinguishment from a restructuring of acquired FHLB advances, and a loss on OREO from the sale of a residential property that was held. Net losses on bank premises and equipment incurred in 2013 included $248,000 of asset write-offs associated with the Ohio Commerce Bank ("Ohio Commerce") acquisition. The loss on debt extinguishment in 2012 included $3.1 million for the prepayment of $35 million of wholesale borrowings and $1.0 million for the redemption of trust preferred securities. Net losses on bank premises and equipment during 2012 were due to asset write-offs associated with the Sistersville Bancorp, Inc. acquisition.
Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from five primary sources: insurance sales revenues, deposit account service charges, trust and investment activities, electronic banking (“e-banking”), and mortgage banking. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 36.6% of Peoples' total revenues in 2014, compared to 40.2% in 2013 and 39.1% in 2012. The decline in Peoples' total non-interest income as a percent of total revenue during 2014 was primarily due to increased net interest income from recent acquisitions.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Property and casualty insurance commissions	$9,981	$9,873	$7,974
Performance-based commissions	1,722	804	1,026
Life and health insurance commissions	1,630	1,227	526
Credit life and A&H insurance commissions	38	90	122
Other fees and charges	233	207	196
Total insurance income	$13,604	$12,201	$9,844
During 2014 and 2013, increases in life and health insurance commissions were the result of acquisitions completed during the second quarter of 2013. Performance-based commissions were a key driver in the overall increase in insurance income and are typically recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers. Compared to 2012, the growth in property and casualty insurance commissions was a result of successful integration of acquisitions during 2013, a higher rate of referrals between lines of business and higher premiums throughout the industry.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Overdraft and non-sufficient funds fees	$7,177	$7,233	$7,481
Account maintenance fees	1,690	1,283	1,246
Other fees and charges	306	248	238
Total deposit account service charges	$9,173	$8,764	$8,965

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.  Increases in account maintenance fees in 2014, compared to 2013, were the result of higher fees received on commercial accounts and rewards checking accounts.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Fiduciary	$5,567	$5,103	$4,557
Brokerage	2,118	2,019	1,572
Total trust and investment income	$7,685	$7,122	$6,129
The following table details Peoples’ managed assets at year-end December 31:

(Dollars in thousands)	2014	2013	2012
Trust assets under management	$1,022,189	$1,000,171	$888,134
Brokerage assets under management	525,089	474,384	404,320
Total managed assets	$1,547,278	$1,474,555	$1,292,454
Annual average	$1,511,656	$1,395,137	$1,182,494
During 2014 and 2013, fiduciary income increased primarily due to higher managed asset account balances and retirement benefits plan income due to the addition of new plans. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services. The U.S. financial markets continued to experience a general increase during 2014, which also contributed to the increase in managed assets.
Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2014, electronic banking income grew $451,000, or 7% compared to 2013, due to a continued increase in the volume of debit card transactions. In 2014, Peoples' customers used their debit cards to complete $467 million of transactions, versus $416 million in 2013 and $391 million in 2012.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income decreased 30% in 2014 and 39% in 2013 due to slowed refinancing activity. In 2014, Peoples sold approximately $48.8 million of loans to the secondary market compared to $73.2 million in 2013 and $129.4 million in 2012.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Base salaries and wages	$29,265	$24,028	$21,076
Sales-based and incentive compensation	7,265	7,110	6,484
Employee benefits	5,880	3,622	4,277
Stock-based compensation	2,111	1,362	942
Deferred personnel costs	(1,396)	(2,292)	(1,884)
Payroll taxes and other employment costs	3,468	2,642	2,531
Total salaries and employee benefit costs	$46,593	$36,472	$33,426
Full-time equivalent employees:
Actual at end of period	699	546	494
Average during the period	602	531	499

Base salaries and wages increased in both 2014 and 2013 due to completed acquisitions, additional operational staff and the addition of new sales talent in several markets, which significantly impacted the number of full-time equivalent employees. Peoples' sales-based and incentive compensation is tied to corporate incentive plans and commission from sales production. This area has grown over recent years in conjunction with the increased commission-based revenue and improved financial performance.
Peoples' employee benefit costs increased 62% compared to 2013 primarily due to pension settlement charges of $1.4 million incurred in 2014, compared to $270,000 in 2013 and $835,000 in 2012. Effective March 1, 2011, Peoples froze the accrual of pension benefits, and since then, settlement charges have been largely based on the timing of retirements of individuals and their election of lump-sum distributions. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates continued pension settlement charges in future years as individuals retire and elect lump-sum distributions from the plan. During 2014, employee benefit costs also increased $994,000 from higher employee medical benefit plan expenses, which are tied to claims activity, compared to a reduction in 2013 from 2012.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years.  For all awards, expense is initially only recognized for the portion of awards that is expected to vest, and at the vesting date, an adjustment is made to recognize the entire expense for vested awards and reverse expense for non-vested awards. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During 2014, Peoples granted restricted shares to non-employee directors, officers and key employees with performance-based vesting periods and time-based vesting periods. Stock-based compensation expense in 2014 included $1,048,000 of expense related to these awards, $298,000 related to a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan, while the remaining expense recognized was for grants awarded in previous years. As it is probable that all outstanding performance-based vesting conditions will be satisfied, Peoples recorded the pro-rata expense for all outstanding performance-based awards in 2014, as required by US GAAP. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements.
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

Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2014	2013	2012
Depreciation	$2,986	$2,581	$2,212
Repairs and maintenance costs	2,057	1,739	1,467
Net rent expense	931	925	866
Property taxes, utilities and other costs	1,865	1,595	1,549
Total net occupancy and equipment expense	$7,839	$6,840	$6,094
During 2014, Peoples acquired several new offices which resulted in higher depreciation, repairs and maintenance costs and property taxes, utilities and other costs. In addition, Peoples opened several new branch locations, completed the renovation of its branch network that began in 2013 and finished a rebranding project in late 2012. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples, and increased 34% during 2014. Professional fees incurred as a result of acquisition-related activities were $2.0 million in 2014, compared to $448,000 and $300,000 in 2013 and 2012, respectively.
Peoples' e-banking expense, which is comprised of bankcard, internet and mobile banking costs, increased in 2014 and 2013 due to customers completing a higher volume of transactions using their debit cards, Peoples' internet banking service and increased debit card compromises at certain large retail companies.  These factors also produced a greater increase in the corresponding e-banking revenues over the same periods.
In 2014, marketing expense, which includes advertising, donation and other public relations costs, was relatively flat compared to 2013. Marketing expense decreased in 2013 due to the higher expenses in 2012 recognized in connection with the rebranding efforts. Peoples contributed $300,000 in 2014, $200,000 in 2013 and $400,000 in 2012 to Peoples Bancorp Foundation Inc. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
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
Peoples' intangible asset amortization expense is driven by acquisition-related activity, and increased 77% in 2014 and 59% in 2013. Management expects this amount to increase significantly in 2015 as it continues to complete acquisitions and recognizes a full year of amortization for acquisitions completed during 2014.
Data processing and software costs include software support, maintenance and depreciation expense. These costs increased during 2014 due to the recent acquisitions and new software projects completed, and were relatively flat in 2013 compared to 2012.
Peoples' FDIC insurance costs increased during 2014 as a result of recent acquisitions. These costs stabilized during 2013 and 2012, after new regulations required by the Dodd-Frank Act became effective during 2011.  Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 - BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation".
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 75.37% for 2014, compared to 71.90% for 2013 and 69.55% for 2012. The increases in 2014 and 2013 were largely a result of one-time costs for acquisitions plus higher salaries and employee benefit costs.
Income Tax Expense
A key driver of the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income derived from tax-exempt sources. Additionally, Peoples receives tax benefits from its investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 12 of the Notes to the Consolidated Financial Statements.

Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and therefore, excludes the provision for (recovery of) loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

(Dollars in thousands)	2014	2013	2012	2011	2010

Pre-Provision Net Revenue:
Income before income taxes	$24,178	$29,084	$29,910	$17,151	$5,753
Add: provision for loan losses	339	—	—	7,998	26,916
Add: net loss on debt extinguishment	—	—	4,144	—	3,630
Add: net loss on loans held-for-sale and OREO	95	—	—	926	3,173
Add: net loss on securities transactions	30	—	—	—	1,786
Add: net loss on other assets	430	241	248	—	88
Less: recovery of loan losses	—	4,410	4,716	—	—
Less: net gain on debt extinguishment	67	—	—	—	—
Less: net gain on loans held-for-sale and OREO	27	86	66	—	—
Less: net gain on securities transactions	428	489	3,548	473	6,852
Less: net gain on other assets	—	—	—	10	—
Pre-provision net revenue	$24,550	$24,340	$25,972	$25,592	$34,494

Pre-provision net revenue	$24,550	$24,340	$25,972	$25,592	$34,494
Total average assets	2,240,534	1,932,367	1,841,289	1,811,079	1,961,727

Pre-provision net revenue to total average assets	1.10%	1.26%	1.41%	1.41%	1.76%
During 2014, PPNR declined due to higher average assets resulting from recent acquisitions and organic growth, coupled with additional costs from acquisition-related activities.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2014, excess cash reserves at the Federal Reserve Bank were $12.4 million, compared to $14.2 million at December 31, 2013. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2014, Peoples' total cash and cash equivalents decreased $7.6 million, as cash provided by Peoples' operating activities of $31.5 million was mostly offset by cash used by investing activities of $9.7 million and financing activities of $14.2 million. Cash provided by activities in available-for-sale securities and business combinations of $44.7 million, and $17.1 million, respectively, partially funded loan growth of $76.1 million. Within Peoples' financing activities, the decreases in interest-bearing deposits and short-term borrowings of $56.1 million were tempered by an increase in non-interest bearing deposits of $18.4 million and $40.2 million in proceeds from issuance of common shares.
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
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$1	$20	$26	$32	$39
U.S. government sponsored agencies	5,950	319	516	13,037	12,262
States and political subdivisions	64,743	50,962	45,668	35,745	47,379
Residential mortgage-backed securities	527,291	510,097	514,096	527,003	507,534
Commercial mortgage-backed securities	27,847	32,304	64,416	37,289	30,700
Bank-issued trust preferred securities	5,645	7,829	10,357	12,211	12,984
Equity securities	5,403	4,577	4,106	3,254	3,088
U.S. government-backed student loan pools	—	—	—	—	—
Collateralized debt obligations	—	—	—	—	—
Total fair value	$636,880	$606,108	$639,185	$628,571	$613,986
Total amortized cost	$632,967	$621,126	$628,584	$617,128	$617,122
Net unrealized gain (loss)	$3,913	$(15,018)	$10,601	$11,443	$(3,136)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,841	$3,850	$3,860	$3,525	$—
Residential mortgage-backed securities	36,945	37,536	33,494	12,776	—
Commercial mortgage-backed securities	7,682	7,836	7,921	—	—
Total amortized cost	$48,468	$49,222	$45,275	$16,301	$—

Total investment portfolio:
Amortized cost	$681,435	$670,348	$673,859	$633,429	$617,122
Carrying value	$685,348	$655,330	$684,460	$644,872	$613,986
At December 31, 2014, Peoples' investment securities were approximately 27.8% of total assets compared to 33.0% at December 31, 2013, as Peoples continued to focus on reducing the relative size of the investment portfolio. During 2014, Peoples acquired and retained approximately $11.9 million of available-for-sale investment securities, while the remaining acquired securities were sold. The additional increases in the available-for-sale investment securities in 2014 were due to purchases outpacing sales, calls and maturities. In 2013, and throughout 2012, Peoples designated certain securities as "held-to-maturity" at the time of their purchase, as management made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so. Recently, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
Peoples has taken actions within the investment portfolio in an effort to reduce interest rate exposure, resulting in sales during 2013 of several residential mortgage-backed securities and commercial mortgage-backed securities. Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portions of Peoples' mortgage-backed securities consist of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.

The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Residential	$14,058	$23,446	$37,267	$58,660	$113,559
Commercial	—	—	—	1,288	26,090
Total fair value	$14,058	$23,446	$37,267	$59,948	$139,649
Total amortized cost	$13,604	$22,926	$36,395	$59,148	$136,997
Net unrealized gain	$454	$520	$872	$800	$2,652

Management continues to reinvest the principal runoff from the non-agency securities in U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At December 31, 2014, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Gross originated loans:
Commercial real estate, construction	$37,901	$44,703	$32,000	$30,577	$27,595
Commercial real estate, other	434,660	394,532	378,073	410,352	425,528
Commercial real estate	472,561	439,235	410,073	440,929	453,123
Commercial and industrial	249,975	206,276	180,131	140,857	153,713
Residential real estate	254,169	248,883	211,404	219,619	219,833
Home equity lines of credit	62,463	55,178	49,691	47,790	48,525
Consumer	169,913	133,864	99,011	87,531	83,323
Deposit account overdrafts	2,933	2,060	6,563	1,780	2,201
Total originated loans	$1,212,014	$1,085,496	$956,873	$938,506	$960,718
Gross acquired loans:
Commercial real estate, construction	1,051	2,836	2,265	—	—
Commercial real estate, other	121,475	55,638	—	—	—
Commercial real estate	122,526	58,474	2,265	—	—
Commercial and industrial	30,056	26,478	—	—	—
Residential real estate	225,274	19,734	22,437	—	—
Home equity lines of credit	18,232	4,898	1,362	—	—
Consumer	12,796	1,154	2,235	—	—
Total acquired loans (a)	$408,884	$110,738	$28,299	$—	$—
Total loans	$1,620,898	$1,196,234	$985,172	$938,506	$960,718
Average total loans	1,364,808	1,046,371	967,166	950,951	1,029,903
Average allowance for loan losses	(17,362)	(17,935)	(21,473)	(27,259)	(29,597)
Average loans, net of average allowance for loan losses	$1,347,446	$1,028,436	$945,693	$923,692	$1,000,306
Percent of loans to total loans:
Commercial real estate, construction	2.4%	4.0%	3.5%	3.3%	2.9%
Commercial real estate, other	34.2%	37.6%	38.4%	43.7%	44.2%
Commercial real estate	36.6%	41.6%	41.9%	47.0%	47.1%
Commercial and industrial	17.3%	19.5%	18.3%	15.0%	16.0%
Residential real estate	29.6%	22.5%	23.7%	23.4%	22.9%
Home equity lines of credit	5.0%	5.0%	5.2%	5.1%	5.1%
Consumer	11.3%	11.3%	10.3%	9.3%	8.7%
Deposit account overdrafts	0.2%	0.1%	0.6%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$352,779	$341,183	$330,721	$275,715	$250,691

(a)	Includes all loans acquired in 2012 and thereafter.
During 2014, total originated loans grew 12%, or $126.5 million, largely due to growth in commercial real estate, commercial and industrial and consumer loan balances. At December 31, 2014, loans acquired from Midwest, Ohio Heritage and North Akron were approximately $52.5 million, $166.6 million and $108.8 million, respectively. During 2013, total originated loans increased 13%, while acquired loans grew $84.5 million due to the Ohio Commerce acquisition. Also during 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior years which caused the increase in residential real estate loans.
Beginning in 2013, Peoples placed greater emphasis on its consumer lending business, which primarily consists of automobile loans obtained directly or indirectly through automobile dealerships. Peoples added additional sales talent within this business line and established better relationships with dealers, resulting in substantially higher loan balances compared to prior years.

The following table details the maturities of Peoples' commercial and construction loans at December 31, 2014:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate, construction:
Fixed	$943	$—	$5,711	$6,654
Variable	25,264	4,142	2,892	32,298
Total	$26,207	$4,142	$8,603	$38,952
Commercial real estate, other:
Fixed	$6,546	$108,062	$60,448	$175,056
Variable	255,193	116,091	9,795	381,079
Total	$261,739	$224,153	$70,243	$556,135
Commercial and industrial:
Fixed	$4,101	$69,038	$20,073	$93,212
Variable	179,033	7,458	328	186,819
Total	$183,134	$76,496	$20,401	$280,031

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner.
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2014:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$9,385	$4,464	$13,849	16.2%
Residential property	3,311	5,101	8,412	9.8%
Apartment complexes	12,955	24,624	37,579	43.8%
Office buildings and complexes:
Owner occupied	213	37	250	0.3%
Non-owner occupied	1,995	2,757	4,752	5.5%
Total office buildings and complexes	2,208	2,794	5,002	5.8%
Mixed commercial use facilities:
Owner occupied	895	—	895	1.0%
Non-owner occupied	112	2,266	2,378	2.8%
Total mixed commercial use facilities	1,007	2,266	3,273	3.8%
Day care facilities - owner occupied	853	2,092	2,945	3.4%
Restaurant facilities	2,975	—	2,975	3.5%
Other	6,258	5,440	11,698	13.7%
Total commercial real estate, construction	$38,952	$46,781	$85,733	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$51,826	$—	$51,826	9.1%
Apartment complexes	65,073	50	65,123	11.4%
Office buildings and complexes:
Owner occupied	18,371	169	18,540	3.2%
Non-owner occupied	46,055	732	46,787	8.2%
Total office buildings and complexes	64,426	901	65,327	11.4%
Light industrial facilities:
Owner occupied	31,975	317	32,292	5.7%
Non-owner occupied	2,217	—	2,217	0.4%
Total light industrial facilities	34,192	317	34,509	6.1%
Retail facilities:
Owner occupied	17,840	115	17,955	3.2%
Non-owner occupied	32,463	—	32,463	5.7%
Total retail facilities	50,303	115	50,418	8.9%
Assisted living facilities and nursing homes	45,043	251	45,294	8.0%
Mixed commercial use facilities:
Owner occupied	21,953	1,041	22,994	4.0%
Non-owner occupied	18,748	307	19,055	3.3%
Total mixed commercial use facilities	40,701	1,348	42,049	7.3%
Day care facilities - owner occupied	18,032	—	18,032	3.2%
Health care facilities:
Owner occupied	5,496	38	5,534	1.0%
Non-owner occupied	3,423	145	3,568	0.6%
Total health care facilities	8,919	183	9,102	1.6%
Restaurant facilities:
Owner occupied	15,089	68	15,157	2.7%
Non-owner occupied	1,082	—	1,082	0.2%
Total restaurant facilities	16,171	68	16,239	2.9%
Warehouse facilities	16,733	281	17,014	3.0%
Gas station facilities:
Owner occupied	5,525	75	5,600	1.0%
Non-owner occupied	6,674	—	6,674	1.2%
Total gas station facilities	12,199	75	12,274	2.2%
Fitness center facilities:
Owner occupied	10,428	31	10,459	1.8%
Non-owner occupied	233	—	233	—%
Total fitness center facilities	10,661	31	10,692	1.8%
Other	121,856	9,435	131,291	23.1%
Total commercial real estate, other	$556,135	$13,055	$569,190	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both December 31, 2014 and December 31, 2013.

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

(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial real estate	$9,825	$13,215	$14,215	$18,947	$21,806
Commercial and industrial	4,036	2,174	1,733	2,434	2,160
Total commercial	13,861	15,389	15,948	21,381	23,966
Residential real estate	1,627	881	801	1,119	1,400
Home equity lines of credit	694	343	479	541	431
Consumer	1,587	316	438	449	721
Deposit account overdrafts	112	136	145	227	248
Total allowance for loan losses	$17,881	$17,065	$17,811	$23,717	$26,766
As a percent of originated loans, net of deferred fees and costs	1.48%	1.58%	1.86%	2.53%	2.79%
The reduction in the allowance for loan losses allocated to commercial real estate during 2014 was driven by net recoveries in recent years reducing the historical loss rates. Increases in the commercial and industrial, residential real estate, home equity lines of credit and consumer categories of the allowance for loan losses were driven by net charge-off activity and increases in balances of the respective loan portfolios.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio. During 2014, Peoples experienced an increase of $15.7 million in criticized loans, which are those classified as watch, substandard or doubtful. Peoples received principal paydowns of $20.6 million in 2014, and upgraded $33.7 million in loans based upon the financial condition of the borrowers. Net charge-offs continued to remain at or below Peoples' long-term historical rate.
The allowance allocated to the residential real estate and consumer loan categories was based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2014	2013	2011	2011	2010
Allowance for loan losses, January 1	$17,065	$17,811	$23,717	$26,766	$27,257
Gross charge-offs:
Commercial real estate, construction	—	—	—	—	68
Commercial real estate, other	203	1,053	5,146	11,249	25,568
Commercial real estate	203	1,053	5,146	11,249	25,636
Commercial and industrial	199	44	34	1,033	1,281
Residential real estate	478	621	1,091	1,593	1,129
Home equity lines of credit	128	162	94	366	131
Consumer	1,191	1,084	572	939	1,074
Deposit account overdrafts	516	527	574	664	929
Total gross charge-offs	2,715	3,491	7,511	15,844	30,180
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	2,060	5,839	4,399	2,469	1,322
Commercial real estate	2,060	5,839	4,399	2,469	1,322
Commercial and industrial	77	40	358	729	220
Residential real estate	169	536	773	636	225
Home equity lines of credit	36	26	32	51	34
Consumer	697	552	561	687	671
Deposit account overdrafts	153	162	198	225	301
Total recoveries	3,192	7,155	6,321	4,797	2,773
Net (recoveries) charge-offs:
Commercial real estate, construction	—	—	—	—	68
Commercial real estate, other	(1,857)	(4,786)	747	8,780	24,246
Commercial real estate	(1,857)	(4,786)	747	8,780	24,314
Commercial and industrial	122	4	(324)	304	1,061
Residential real estate	309	85	318	957	904
Home equity lines of credit	92	136	62	315	97
Consumer	494	532	11	252	403
Deposit account overdrafts	363	365	376	439	628
Total net (recoveries) charge-offs	$(477)	$(3,664)	$1,190	$11,047	$27,407
Provision for (recoveries of) loan losses, December 31	339	(4,410)	(4,716)	7,998	26,916
Allowance for loan losses, December 31	$17,881	$17,065	$17,811	$23,717	$26,766
Net (recoveries) charge-offs as a percent of average total loans:
Commercial real estate, construction	—%	—%	—%	—%	0.01%
Commercial real estate, other	(0.14)%	(0.46)%	0.08%	0.92%	2.35%
Commercial real estate	(0.14)%	(0.46)%	0.08%	0.92%	2.36%
Commercial and industrial	0.01%	—%	(0.03)%	0.03%	0.10%
Residential real estate	0.02%	0.01%	0.03%	0.10%	0.09%
Home equity lines of credit	0.01%	0.01%	—%	0.03%	0.01%
Consumer	0.04%	0.05%	—%	0.03%	0.04%
Deposit account overdrafts	0.03%	0.04%	0.04%	0.05%	0.06%
Total	(0.03)%	(0.35)%	0.12%	1.16%	2.66%
During 2014, Peoples recorded recoveries of $1.5 million on two previously charged-off commercial real estate loans. Peoples' net charge-offs continue to remain well below the long-term historical average of 0.30% to 0.50%. Peoples focuses on sound underwriting and prudent risk management to maintain this lower level of charge-offs.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Loans 90+ days past due and accruing:
Commercial real estate, other	$567	$—	$—	$—	$—
Commercial and industrial	301	78	181	—	—
Residential real estate	1,901	289	293	613	27
Home equity lines of credit	20	873	1,050	708	645
Consumer	10	—	4	—	—
Total	2,799	1,240	1,528	1,321	672
Nonaccrual loans:
Commercial real estate, construction	—	96	—	—	—
Commercial real estate, other	2,278	1,882	7,233	20,556	34,392
Commercial and industrial	1,800	630	627	2,262	1,714
Residential real estate	2,695	1,615	1,864	2,827	3,197
Home equity lines of credit	315	81	24	349	554
Consumer	3	58	12	—	—
Total	7,091	4,362	9,760	25,994	39,857
Nonaccrual troubled debt restructurings:
Commercial real estate, construction	96	—	—	—	—
Commercial real estate, other	306	916	2,572	2,959	—
Commercial and industrial	194	—	—	—	—
Residential real estate	658	650	350	425	593
Home equity lines of credit	45	6	—	—	—
Consumer	16	—	—	—	—
Total	1,315	1,572	2,922	3,384	593
Total nonperforming loans (NPLs)	11,205	7,174	14,210	30,699	41,122
Other real estate owned (OREO)
Commercial	582	465	815	2,194	4,280
Residential	364	428	21	—	215
Total	946	893	836	2,194	4,495
Total nonperforming assets (NPAs)	$12,151	$8,067	$15,046	$32,893	$45,617
NPLs as a percent of total loans	0.69%	0.60%	1.43%	3.26%	4.26%
NPAs as a percent of total assets	0.47%	0.39%	0.78%	1.83%	2.48%
NPAs as a percent of total loans and OREO	0.75%	0.67%	1.52%	3.48%	4.70%
Allowance for loan losses as a percent of NPLs	159.58%	237.87%	125.34%	77.26%	65.09%
At December 31, 2014, loans 90+ days past due and accruing included $2.3 million of loans that were acquired that had evidence of credit quality deterioration since origination and for which interest income was being recognized on a level-yield method over the life of the loan.
The majority of Peoples' nonaccrual commercial real estate loans continued to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties. The significant decreases in nonaccrual commercial real estate loans during recent years was a result of the addition of a special assets group and their efforts in collecting and recovering payments on delinquent commercial loans. The increase in nonaccrual commercial and industrial loans during 2014 was driven by a single $1.2 million relationship placed on nonaccrual during the fourth quarter of 2014.
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $0.5 million for 2014, $0.2 million for 2013 and $0.5 million for 2012. No portion of the amounts was recorded during 2014, 2013 or 2012, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2014, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Interest-bearing deposits:
Retail certificates of deposit	$432,563	$363,226	$392,313	$411,247	$430,886
Money market deposit accounts	337,387	275,801	288,404	264,873	284,382
Governmental deposit accounts	161,305	132,379	130,630	126,453	127,719
Savings accounts	295,307	215,802	183,499	138,383	119,572
Interest-bearing demand accounts	173,659	134,618	124,787	106,233	96,507
Total retail interest-bearing deposits	1,400,221	1,121,826	1,119,633	1,047,189	1,059,066
Brokered certificates of deposits	39,691	49,041	55,599	64,054	87,465
Total interest-bearing deposits	1,439,912	1,170,867	1,175,232	1,111,243	1,146,531
Non-interest-bearing deposits	493,162	409,891	317,071	239,837	215,069
Total deposits	$1,933,074	$1,580,758	$1,492,303	$1,351,080	$1,361,600
At December 31, 2014, the Midwest, Ohio Heritage and North Akron acquisitions added approximately $105.0 million of certificates of deposits (“CDs”), $165.1 million of money market deposit accounts, $2.1 million of governmental deposit accounts, $53.1 million of savings accounts, $1.0 million of interest-bearing demand accounts and $5.5 million of non-interest-bearing deposits.
In 2014, Peoples continued to maintain its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. This strategy has included more selective pricing of long-term CDs, governmental/public fund deposits and similar non-core deposits, as well as not renewing maturing brokered deposits. As a result, organic balances in CDs and money market deposit accounts declined 10% and 38%, respectively, in 2014. Governmental deposit accounts experienced 20% organic growth as higher balances were maintained in several city and county deposit accounts. Also during 2014, interest-bearing demand accounts increased due to higher balances held by individual accounts.
Non-interest-bearing deposits continued to grow in 2014, due largely to a mix of higher balances in both commercial and consumer deposit balances. During 2014, organic non-interest-bearing deposit balances increased $77.8 million, or 19%.
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
The maturities of retail CDs with total balances of $250,000 or more at December 31 were as follows:

(Dollars in thousands)	2014	2013	2012	2011	2010
3 months or less	$14,058	$19,969	$10,745	$20,457	$51,159
Over 3 to 6 months	7,072	5,952	6,422	2,726	—
Over 6 to 12 months	12,600	11,551	12,020	7,416	—
Over 12 months	25,301	26,419	23,643	19,681	1,058
Total	$59,031	$63,891	$52,830	$50,280	$52,217

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Short-term borrowings:
FHLB advances	$15,000	$71,000	$15,000	$8,500	$—
Retail repurchase agreements	73,277	42,590	32,769	43,143	51,509
Total short-term borrowings	88,277	113,590	47,769	51,643	51,509
Long-term borrowings:
FHLB advances	124,714	62,679	64,904	77,312	92,703
Callable national market repurchase agreements	40,000	40,000	40,000	65,000	65,000
Term note payable (parent company)	14,369	19,147	23,919	—	—
Total long-term borrowings	179,083	121,826	128,823	142,312	157,703
Subordinated debentures held by subsidiary trust	—	—	—	22,600	22,565
Total borrowed funds	$267,360	$235,416	$176,592	$216,555	$231,777
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. During 2014, Peoples reduced its usage of short-term FHLB advances due to the increase in deposit balances. Peoples' retail repurchase agreements consist of overnight agreements with commercial customers and serve as a cash management tool.
The increase in the long-term borrowings during 2014 was primarily due to Peoples acquiring and restructuring long-term FHLB advances from Ohio Heritage. During 2012, Peoples entered into a loan agreement that was subsequently amended in 2014 (as amended, "Amended Loan Agreement"), and Peoples is subject to certain covenants imposed by this Amended Loan Agreement. At December 31, 2014, Peoples was in compliance with the applicable material covenants.
Additional information regarding Peoples' borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2014, Peoples' total stockholders' equity increased primarily due to $54.4 million of common equity issued in connection with acquisitions completed during the year and the Private Equity Issuance of common shares which added $40.2 million in common equity. Also contributing to the increase were an excess of earnings over dividends declared, and a recovery in the market value of available-for-sale investment securities. Regulatory capital ratios continued to fluctuate due to recent acquisitions.
At December 31, 2014, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Capital Amounts:
Tier 1 common	$241,707	$166,217	$160,604	$142,521	$133,197
Tier 1	241,707	166,217	160,604	165,121	194,407
Total (Tier 1 and Tier 2)	261,371	184,457	176,224	180,053	209,738
Net risk-weighted assets	$1,687,968	$1,338,811	$1,141,938	$1,111,443	$1,149,587
Capital Ratios:
Tier 1 common	14.32%	12.42%	14.06%	12.82%	11.59%
Tier 1	14.32%	12.42%	14.06%	14.86%	16.91%
Total (Tier 1 and Tier 2)	15.48%	13.78%	15.43%	16.20%	18.24%
Tier 1 leverage	9.92%	8.52%	8.83%	9.45%	10.63%

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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Tangible Equity:
Total stockholders' equity	$340,118	$221,553	$221,728	$206,657	$230,681
Less: goodwill and other intangible assets	109,158	77,603	68,525	64,475	64,870
Tangible equity	$230,960	$143,950	$153,203	$142,182	$165,811

Tangible Common Equity:
Tangible equity	$230,960	$143,950	$153,203	$142,182	$165,811
Less: preferred stockholders' equity	—	—	—	—	38,645
Tangible common equity	$230,960	$143,950	$153,203	$142,182	$127,166

Tangible Assets:
Total assets	$2,567,769	$2,059,108	$1,918,050	$1,794,161	$1,837,985
Less: goodwill and other intangible assets	109,158	77,603	68,525	64,475	64,870
Tangible assets	$2,458,611	$1,981,505	$1,849,525	$1,729,686	$1,773,115

Tangible Book Value per Share:
Tangible common equity	$230,960	$143,950	$153,203	$142,182	$127,166
Common shares outstanding	14,836,727	10,605,782	10,547,960	10,507,124	10,457,327

Tangible book value per share	$15.57	$13.57	$14.52	$13.53	$12.16

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$230,960	$143,950	$153,203	$142,182	$165,811
Tangible assets	$2,458,611	$1,981,505	$1,849,525	$1,729,686	$1,773,115

Tangible equity to tangible assets	9.39%	7.26%	8.28%	8.22%	9.35%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$230,960	$143,950	$153,203	$142,182	$127,166
Tangible assets	$2,458,611	$1,981,505	$1,849,525	$1,729,686	$1,773,115

Tangible common equity to tangible assets	9.39%	7.26%	8.28%	8.22%	7.17%
During 2014, Peoples' tangible common equity to tangible assets ratio increased significantly due to recent acquisitions, in which common shares represented a portion of the consideration, and the Private Equity Issuance. The reduction in 2013 was due to the impact of assets acquired in the Ohio Commerce acquisition, which was funded solely by cash consideration, as well as reductions in the fair value of the available-for-sale investment securities.

Future Outlook
Peoples was successful with many of the goals set for 2014, including organic loan growth and four acquisition announcements. Organic loan growth exceeded expectations throughout 2014 and was the driving force behind improvements in Peoples' asset mix, expanding net interest margin, and robust revenue growth. Three of the four acquisitions announced during 2014 were completed during the year, with the fourth, NB&T, to be closed in March 2015. Upon completion of NB&T, Peoples will exceed $3.2 billion in assets with 81 branch locations throughout the states of Ohio, West Virginia and Kentucky. The growth in organic loans and through acquisitions has made Peoples a stronger, more profitable company. Other key accomplishments included improved revenue generation from Peoples' wealth management and insurance operations, restored asset quality, and net demand deposit account growth.
For 2015, Peoples will build off the momentum that was gained in 2014. Key strategic priorities will include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and take advantage of market expansion opportunities. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' defined peer group and providing returns for its shareholders superior to those of its peers, regardless of operating conditions.
Revenue growth for 2014 was slightly better than expense growth, excluding one-time costs. Management believes Peoples is positioned to grow revenue faster than expenses in 2015 and is confident this goal will be achieved. The primary focus continues to be on growing revenue, rather than decreasing expenses.
For 2015, net interest margin is expected to remain stable in the low 3.50's. Loan growth will again be the key driver in stabilizing asset yields, along with a continuation of the change in the asset mix. Peoples' efficiency ratio is expected to be below 65%, excluding one-time costs, in the second half of 2015. With the closing of NB&T in March, Peoples expects to have all related cost savings fully phased-in during the second quarter of 2015.
Peoples has the capacity to be a much bigger company. Its experienced management team, along with its scalable systems, has the ability to drive meaningful revenue growth. Thus, Peoples’ long-term goal is to widen the revenue and expense growth gap in future years, which should cause Peoples’ efficiency ratio to improve by 1% to 2% each year.
A major asset for Peoples is its strong fee-based businesses, such as insurance and wealth management. In 2014, Peoples' fee revenue comprised 37% of its total revenue, down from 40% in 2013. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. For 2015, management will continue to strive for a diversified revenue stream that consists of 35% to 40% fee-based revenue to total revenue. The achievement of this goal will be driven by continued solid growth in insurance and investment income, and Peoples continually seeking acquisitions opportunities of insurance and wealth management companies.
Even with a more diversified revenue stream than most community banks, net interest income remains a major source of revenue for Peoples. Thus, Peoples' ability to grow revenue in 2015 will be impacted by the amount of net interest income generated. The current outlook is mixed as to whether the Federal Reserve Board will hold short-term interest rates at their historically low levels throughout all of 2015, or if there will be increases in the later half of 2015. Long-term rates could increase but remain more volatile than prior years. Changes in long-term rates would affect reinvestment rates within the loan and investment portfolios. Should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth remains the key driver for improving net interest income and margin in 2015.
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
While the primary focus is on revenue growth, management intends to remain disciplined with operating expenses. For 2015, total non-interest expense will increase due to a full year’s impact of the 2014 acquisitions. Outside these items, management will be working to limit increases in other expense areas. However, Peoples continues to have limited control over some expenses, such as employee medical and pension costs.
Peoples continues to be more exposed to pension settlement charges given the frozen status of its defined benefit plan. The recognition of settlement charges is largely dependent upon the timing of distributions, the amount of pension benefit earned by the retirees, and whether the individuals elect a lump sum distribution. For 2015, management does not anticipate to incur the volume of settlement charges incurred in 2014. This expectation is based on normal retirement activity within the plan, but assumes all potential distributions are lump sum payouts.
A key to Peoples’ 2015 revenue growth goal is achieving meaningful loan growth. Management believes period-end loan balances could increase by 7% to 9% in 2015, which assumes commercial loan growth of 8% to 10% and consumer loan growth of 3% to 5%. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities and capitalizing on growth opportunities provided by the acquisitions completed and to be completed in early 2015. As a result, commercial and industrial loan balances should increase at a greater rate than commercial real estate loan balances. Consumer lending activity is continuing to build and will remain a larger contributor to overall loan growth.
Peoples' strategy is to reduce the size of the investment portfolio to 25% of its total assets by year end 2015. Consistent with this goal, management plans to use the cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. This action would temper the overall growth in total earning assets in 2014. Management could adjust the size or composition of the investment portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
In 2015, Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Thus, CD balances could maintain the declining trend experienced in recent years. Given the expected increase in earning assets, borrowed funds would increase in 2015 to the extent earning asset growth is more than deposit growth. Should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
Peoples remains committed to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions. Net charge-off trends are expected to normalize in 2015 as the prospects of large recoveries diminish. Management anticipates Peoples' net charge-off rate for 2015 to be near the low end of its long-term historical range of 0.20% to 0.30% of average loans.
For 2015, management intends to remain prudent with the level of Peoples' allowance for loan losses. Given the expectation of net-charge offs for 2015, and the continued focus on consumer lending, management does not expect the level to drop much below its current level of 1.48% of total originated loans during 2015. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples will continue to explore market expansion opportunities in or near its current market areas during 2015. Management's primary focus will be on increasing market share within existing markets, while taking advantage of potential growth opportunities within its insurance and wealth management lines of business. Management believes Peoples' capital position remains strong enough to support an active merger and acquisition strategy, and expansion of Peoples' core financial service businesses of banking, insurance and wealth management. Consequently, management continues to explore acquisition opportunities in these activities. In evaluating acquisition opportunities, management will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in Peoples' common stock being the predominate form of consideration and/or the need for Peoples to raise capital.
Conversations with potential strategic partners are occurring on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements Peoples' core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, Peoples remains committed to maintaining a diversified revenue stream. Peoples’ management team is prepared to act quickly should a potential opportunity arise, but will remain disciplined with its approach. All transactions must be accretive by no later than the second year in order to satisfy Peoples' goal of improving shareholder return. Management is optimistic regarding Peoples’ ability to complete additional acquisitions in 2015.
Management has built a culture where it is paramount that the associates take care of customers and take care of each other. Management is committed to profitable growth of the company and building long-term shareholder value. This will require management to remain focused on four key areas: responsible risk management; extraordinary client experience; profitable revenue growth; and maintaining a superior workforce. Success will be achieved through disciplined execution of strategies and providing extraordinary service to Peoples' clients and communities.

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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
300	$5,600	7.3%	$5,473	8.9%	$(66,730)	(15.7)%	$(65,867)	(24.8)%
200	4,848	6.3%	4,494	7.3%	(41,537)	(9.8)%	(46,077)	(17.4)%
100	3,235	4.2%	2,885	4.7%	(18,026)	(4.2)%	(23,910)	(9.0)%
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
At December 31, 2014, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. During 2014, Peoples became less sensitive to rising interest rates (as measured by the expected percentage change in economic value of equity) due to several factors. The largest factors impacting Peoples' interest rate sensitivity were an overall reduction in the duration of assets, changes in expected prepayment speeds in the investment portfolio and the three bank acquisitions completed during 2014.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.
A primary source of liquidity for Peoples is retail deposits. Liquidity is also provided by cash generated from earning assets such as maturities, calls, and principal and interest payments from loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.
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
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2014, Peoples had a ratio of 1.80 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2014, Peoples had a ratio of 7.38 times, which was within policy limits.
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
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing CDs and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB and the Federal Reserve Bank. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRI's") that are monitored on a monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, classified and watch list loan levels, non-performing loans to loans and to total assets, the loan to deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under base, mild, moderate and severe scenarios.
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
Overall, management believes the current balance of cash and cash equivalents, and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	14
Operating lease obligations	5
Long-term debt obligations	9
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2014:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$179,083	$14,377	$22,087	$87,933	$54,686
Operating leases	2,403	786	1,124	489	4
Time deposits	472,254	240,709	163,135	68,012	398
Pension benefits	101	101	—	—	—
Contingent consideration related to acquisitions (2)	1,082	505	577	—	—
Total	$654,923	$256,478	$186,923	$156,434	$55,088

(1) Amounts reflect solely the minimum required principal payments.
(2) Amounts assume projected revenue metrics are achieved.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the section captioned “Interest Rate Sensitivity and Liquidity” under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K, which is incorporated herein by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following "ITEM 9B. OTHER INFORMATION" of this Form 10-K.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 63 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 64 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2014, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Projection of the evaluation of effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration may occur in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override occurring, any of which may lead to misstatements due to undetected error or fraud. Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2014, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.
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
Chief Financial Officer and Treasurer

Report of Ernst & Young, Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting
The Audit Committee of the Board of Directors and Shareholders
Peoples Bancorp Inc.
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Peoples Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Peoples Bancorp Inc. and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 26, 2015

Report of Ernst and Young, Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 26, 2015

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$42,230	$36,016
Interest-bearing deposits in other banks	19,224	17,804
Total cash and cash equivalents	61,454	53,820
Available-for-sale investment securities, at fair value (amortized cost of $632,967 at December 31, 2014 and $621,126 at December 31, 2013)	636,880	606,108
Held-to-maturity investment securities, at amortized cost (fair value of $48,442 at December 31, 2014 and $46,094 at December 31, 2013)	48,468	49,222
Other investment securities, at cost	28,311	25,196
Total investment securities	713,659	680,526
Loans, net of deferred fees and costs	1,620,898	1,196,234
Allowance for loan losses	(17,881)	(17,065)
Net loans	1,603,017	1,179,169
Loans held for sale	4,374	1,688
Bank premises and equipment, net	40,335	29,809
Goodwill	98,562	70,520
Other intangible assets	10,596	7,083
Other assets	35,772	36,493
Total assets	$2,567,769	$2,059,108
Liabilities
Deposits:
Non-interest-bearing	$493,162	$409,891
Interest-bearing	1,439,912	1,170,867
Total deposits	1,933,074	1,580,758
Short-term borrowings	88,277	113,590
Long-term borrowings	179,083	121,826
Accrued expenses and other liabilities	27,217	21,381
Total liabilities	2,227,651	1,837,555
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2014 and December 31, 2013	—	—
Common stock, no par value, 24,000,000 shares authorized, 15,426,973 shares issued at December 31, 2014 and 11,206,576 shares issued at December 31, 2013, including shares in treasury	265,742	168,869
Retained earnings	90,391	80,898
Accumulated other comprehensive loss, net of deferred income taxes	(1,301)	(13,244)
Treasury stock, at cost, 590,246 shares at December 31, 2014 and 600,794 shares at December 31, 2013	(14,714)	(14,970)
Total stockholders’ equity	340,118	221,553
Total liabilities and stockholders’ equity	$2,567,769	$2,059,108
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2014	2013	2012
Interest Income:
Interest and fees on loans	$61,541	$48,522	$48,238
Interest and dividends on taxable investment securities	16,840	16,853	19,778
Interest on tax-exempt investment securities	1,810	1,600	1,434
Other interest income	9	96	20
Total interest income	80,200	67,071	69,470
Interest Expense:
Interest on deposits	6,106	7,052	9,059
Interest on short-term borrowings	146	114	74
Interest on long-term borrowings	4,442	4,520	3,949
Interest on junior subordinated debentures held by subsidiary trust	—	—	1,913
Total interest expense	10,694	11,686	14,995
Net interest income	69,506	55,385	54,475
Provision for (recovery of) loan losses	339	(4,410)	(4,716)
Net interest income after provision for (recovery of) loan losses	69,167	59,795	59,191
Other Income:
Insurance income	13,604	12,201	9,844
Deposit account service charges	9,173	8,764	8,965
Trust and investment income	7,685	7,122	6,129
Electronic banking income	6,642	6,191	5,955
Mortgage banking income	1,237	1,759	2,877
Net gain on investment securities	398	489	3,548
Net loss on asset disposals and other transactions	(431)	(155)	(4,326)
Other non-interest income	1,712	1,183	1,201
Total other income	40,020	37,554	34,193
Other Expenses:
Salaries and employee benefit costs	46,593	36,472	33,426
Net occupancy and equipment	7,839	6,840	6,094
Professional fees	5,649	4,207	4,370
Electronic banking expense	4,529	3,586	3,342
Data processing and software	2,424	2,012	1,979
Marketing expense	2,299	2,301	2,682
Communication expense	1,642	1,339	1,285
Amortization of other intangible assets	1,428	807	509
Franchise tax	1,392	1,643	1,486
FDIC insurance	1,260	1,036	1,002
Foreclosed real estate and other loan expenses	789	654	884
Other non-interest expense	9,165	7,368	6,415
Total other expenses	85,009	68,265	63,474
Income before income taxes	24,178	29,084	29,910
Income tax expense	7,494	11,510	9,525
Net income	$16,684	$17,574	$20,385
Earnings per common share - basic	$1.36	$1.65	$1.92
Earnings per common share - diluted	$1.35	$1.63	$1.92
Weighted-average number of common shares outstanding - basic	12,183,352	10,581,222	10,527,885
Weighted-average number of common shares outstanding - diluted	12,306,224	10,679,417	10,528,286
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2014	2013	2012
Net income	$16,684	$17,574	$20,385
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	19,326	(25,130)	2,706
Related tax (expense) benefit	(6,764)	8,795	(947)
Less: reclassification adjustment for net gain included in net income	398	489	3,548
Related tax expense	(139)	(171)	(1,242)
Net effect on other comprehensive income (loss)	12,303	(16,653)	(547)
Defined benefit plans:
Net (loss) gain arising during the period	(2,083)	3,788	(1,320)
Related tax benefit (expense)	729	(1,326)	462
Amortization of unrecognized loss and service cost on benefit plans	129	182	161
Related tax expense	(45)	(64)	(57)
Recognition of loss due to settlement and curtailment	1,400	270	835
Related tax expense	(490)	(95)	(292)
Net effect on other comprehensive income (loss)	(360)	2,755	(211)
Total other comprehensive income (loss), net of tax	11,943	(13,898)	(758)
Total comprehensive income	$28,627	$3,676	$19,627
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2011	$166,969	$53,580	$1,412	$(15,304)	$206,657
Net income		20,385			20,385
Other comprehensive loss, net of tax			(758)		(758)
Repurchase of common stock warrant	(1,201)				(1,201)
Cash dividends declared		(4,807)			(4,807)
Tax benefit from exercise of stock options	16				16
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				163	163
Purchase of treasury stock				(156)	(156)
Common shares issued under dividend reinvestment plan	357				357
Common shares issued under compensation plan for Board of Directors	(44)			174	130
Stock-based compensation expense	942				942
Balance, December 31, 2012	$167,039	$69,158	$654	$(15,123)	$221,728
Net income		17,574			17,574
Other comprehensive loss, net of tax			(13,898)		(13,898)
Cash dividends declared		(5,834)			(5,834)
Tax benefit from exercise of stock options	79				79
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				168	168
Purchase of treasury stock				(228)	(228)
Common shares issued under dividend reinvestment plan	423				423
Common shares issued under compensation plan for Board of Directors	(34)			213	179
Stock-based compensation expense	1,362				1,362
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income		16,684			16,684
Other comprehensive income, net of tax			11,943		11,943
Cash dividends declared		(7,191)			(7,191)
Reissuance of treasury stock for common stock option exercises				72	72
Tax benefit from exercise of stock options	85				85
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				175	175
Reissuance of treasury stock for common stock awards	(10)			10	—
Purchase of treasury stock				(520)	(520)
Common shares issued under dividend reinvestment plan	409				409
Common shares issued under compensation plan for Board of Directors	(14)			221	207
Stock-based compensation expense	1,813			298	2,111
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	6,305				6,305
Ohio Heritage Bancorp, Inc.	32,017				32,017
North Akron Savings Bank	16,106				16,106
Common shares issued to institutional investors in private placement	40,162				40,162
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$16,684	$17,574	$20,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	13,174	16,110	18,765
Provision for (recovery of) loan losses	339	(4,410)	(4,716)
Bank owned life insurance income	(106)	(56)	(40)
Net gain on investment securities	(398)	(489)	(3,548)
(Gain) loss on debt extinguishment	(67)	—	4,144
Loans originated for sale	(51,458)	(68,323)	(132,714)
Proceeds from sales of loans	49,218	74,049	131,040
Net gains on sales of loans	(943)	(1,544)	(2,746)
Deferred income tax expense	3,835	4,627	4,521
(Decrease) increase in accrued expenses	(631)	(13)	2,345
Decrease in interest receivable	139	313	462
Excess tax (benefit) expense from share-based payments	(85)	(79)	16
Other, net	1,794	2,705	3,340
Net cash provided by operating activities	31,495	40,464	41,254
Investing activities:
Available-for-sale investment securities:
Purchases	(143,184)	(223,979)	(271,520)
Proceeds from sales	108,092	125,658	113,756
Proceeds from principal payments, calls and prepayments	79,830	99,372	140,470
Held-to-maturity investment securities:
Purchases	(1,017)	(5,216)	(40,352)
Proceeds from principal payments	1,325	885	11,188
Net increase in loans	(76,100)	(109,609)	(16,884)
Net expenditures for premises and equipment	(7,105)	(6,604)	(4,530)
Proceeds from sales of other real estate owned	219	1,036	1,813
Proceeds from bank owned life insurance	6,322	43,100	—
Business acquisitions, net of cash received	17,081	(4,536)	(3,321)
Return of (investment in) limited partnership and tax credit funds	374	(120)	(187)
Net cash used in investing activities	(14,163)	(80,013)	(69,567)
Financing activities:
Net increase in non-interest-bearing deposits	18,367	61,935	63,437
Net (decrease) increase in interest-bearing deposits	(26,713)	(84,344)	38,319
Net (decrease) increase in short-term borrowings	(29,373)	65,821	(3,874)
Proceeds from long-term borrowings	5,269	—	24,000
Payments on long-term borrowings	(10,288)	(7,025)	(40,517)
Redemption of junior subordinated debentures	—	—	(23,668)
Repurchase of common stock warrant	—	—	(1,201)
Cash dividends paid on common shares	(6,767)	(5,419)	(4,457)
Purchase of treasury stock	(520)	(228)	(156)
Proceeds from issuance of common shares	40,242	8	6
Excess tax benefit from share-based payments	85	79	16
Net cash (used in) provided by financing activities	(9,698)	30,827	51,905
Net increase (decrease) in cash and cash equivalents	7,634	(8,722)	23,592
Cash and cash equivalents at beginning of period	53,820	62,542	38,950
Cash and cash equivalents at end of period	$61,454	$53,820	$62,542
Supplemental cash flow information:
Interest paid	$10,766	$11,839	$15,570
Income taxes paid	$6,726	$7,473	$5,563

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 59 financial service locations and 58 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based and mobile banking.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, Federal Funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks were $3.5 million and $3.0 million in funds at December 31, 2014 and 2013, respectively, which were being used as collateral and not available for withdrawal.
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
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, and (3) the structure of the security.
An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security, (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis, or (3) Peoples does not expect to recover the entire amortized cost basis of the security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated comprehensive income, net of deferred taxes.
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
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan costs were $2.4 million and $2.3 million at December 31, 2014 and 2013, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1 million. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
Loans acquired in a business combination that have evidence of deterioration of credit quality, commonly referred to as "purchase credit impaired" loans, since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments receivable are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized. Over the life of these acquired loans, management continues to monitor each acquired purchased credit impaired loan portfolio for changes in credit quality. Increases in expected cash flows subsequent to acquisition are recognized prospectively over their remaining life as a yield adjustment on the loans. Subsequent decreases in expected cash flows are recognized as impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. These purchase credit impaired loans are considered to be accruing and performing even though collection of contractual payments on loans may be in doubt, as income continues to be accreted as long as expected cash flows can be reasonably estimated.

Loans acquired in a business combination that are not impaired are recorded at fair value, and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the the loan's remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, Peoples records a provision for loan losses only when the required allowance exceeds the remaining discount.
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
Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or a freestanding liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
Allowance for Loan Losses: The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against income. The allowance for loan losses is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectable are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.
The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends. Peoples' homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans and other consumer loans. Management's evaluation of the appropriateness of the allowance for loan losses and the related provision for loan losses is based upon a quarterly analysis of the portfolio. While portions of the allowance for loan losses may be allocated to specific loans, the entire allowance for loan losses is available for any loan charged off by management.
The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price. The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The calculation of historical loss rates for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss rates are periodically updated based on actual charge-off experience. The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions, (2) changes in asset quality, (3) changes in loan portfolio volume, (4) the composition and concentrations of credit, (5) the impact of competition on loan structuring and pricing, (6) the impact of interest rate changes on portfolio risk, and (7) effectiveness of Peoples' loan policies, procedures and internal controls. The total allowance established for each homogenous loan pool represents the product of the historical loss rate and the total dollar amount of the loans in the pool.
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Peoples reviews, at least annually, all loan relationships with aggregate outstanding debt to Peoples of $1,000,000 or more, with adversely classified loans generally reviewed on a quarterly basis.

The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment, (2) past, present and projected financial condition of the borrower, and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral and the strength of guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the business's operating cash flow available to repay debt. Management's analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management's analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans is based largely on the borrower's ability to complete construction within the established budget.
The primary factors considered when classifying consumer loans include the loan's past due status and declaration of bankruptcy by the borrower(s). The classification of residential real estate and home equity lines of credit also takes into account the current value of the underlying collateral.
Troubled Debt Restructuring: The restructuring of a loan is considered a troubled debt restructuring ("TDR") if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Loans acquired that are restructured after acquisition are not considered TDRs if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools of purchased credit impaired loans.
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (1) the borrower is currently in payment default on any of its debt, (2) a payment default is probable in the foreseeable future without the modification, (3) the borrower has declared or is in the process of declaring bankruptcy, and (4) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the debt, such as (1) a reduction in the interest rate for the remaining life of the debt, (2) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (3) a temporary period of interest-only payments, and (4) a reduction in the contractual payment amount for either a short period or the remaining term of the loan. All TDRs are considered impaired loans and are evaluated individually to determine if a write-down is required and if they should be on accrual or nonaccrual status.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $45,000 and $262,000 at December 31, 2014 and 2013, respectively.
Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $0.9 million at December 31, 2014 and 2013.
Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with Peoples' from the acquisition date forward. Costs related to the acquisition are expensed as incurred. The purchase price paid over the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment annually on June 30 and is updated quarterly if necessary. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2014, based upon the estimated fair value of Peoples' single reporting unit.
Peoples' other intangible assets consist of customer relationship and core deposit intangible assets representing the net present value of future economic benefit to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
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
Peoples initially records SRs at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value of the SRs is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
Preferred Stock and Common Stock Warrant: As more fully described in Note 10, Peoples issued preferred stock and a common stock warrant, subsequently redeemed in 2011 and 2012, respectively, that were classified in stockholders' equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values. Discounts on the increasing rate preferred stock were amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance was computed as the present value of the difference between dividends that would be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period was the amount which, together with the stated dividend in the period, resulted in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
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
Peoples discontinues the accrual of interest on all loans, whether or not such loans are considered past due, when management believes it is probable the borrower will be unable to meet its payment obligations as they become due, as well as when required by regulatory provisions. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.

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
Insurance income consists of commissions and fees from the sales of insurance policies and related insurance services. Insurance income is recognized when it is earned and can be reasonably estimated. Performance-based commissions from insurance companies are recognized when received and no contingencies remain.
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
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in Note 12.
Advertising Costs: Advertising costs are generally expensed as incurred.
Earnings per Share: Basic and diluted earnings per common share (“EPS”) are calculated using the two-class method since Peoples has issued some share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options, stock appreciation rights and non-vested restricted common shares using the treasury stock method.
Operating Segments: Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, insurance, investment and trust solutions.
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

Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$1	$—
U.S. government sponsored agencies	5,950	—	5,950	—
States and political subdivisions	64,743	—	64,743	—
Residential mortgage-backed securities	527,291	—	527,291	—
Commercial mortgage-backed securities	27,847	—	27,847	—
Bank-issued trust preferred securities	5,645	—	5,645	—
Equity securities	5,403	5,204	199	—
Total available-for-sale securities	$636,880	$5,204	$631,676	$—
2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$20	$—
U.S. government sponsored agencies	319	—	319	—
States and political subdivisions	50,962	—	50,962	—
Residential mortgage-backed securities	510,097	—	510,097	—
Commercial mortgage-backed securities	32,304	—	32,304	—
Bank-issued trust preferred securities	7,829	—	7,829	—
Equity securities	4,577	4,443	134	—
Total available-for-sale securities	$606,108	$4,443	$601,665	$—
Held-to-maturity securities reported at fair value comprised the following at December 31:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2014
Obligations of:
States and political subdivisions	$4,282	$—	$4,282	$—
Residential mortgage-backed securities	36,740	—	36,740	—
Commercial mortgage-backed securities	7,420	—	7,420	—
Total held-to-maturity securities	$48,442	$—	$48,442	$—
2013
Obligations of:
States and political subdivisions	$3,929	$—	$3,929	$—
Residential mortgage-backed securities	34,530	—	34,530	—
Commercial mortgage-backed securities	7,635	—	7,635	—
Total held-to-maturity securities	$46,094	$—	$46,094	$—

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided and challenges prices when it believes a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 3 inputs).  At December 31, 2014, impaired loans with an aggregate outstanding principal balance of $2.7 million were measured and reported at a fair value of $1.6 million.  For the year ended December 31, 2014, Peoples recognized losses of $1.0 million on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis at December 31:

	2014		2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,454	$61,454	$53,820	$53,820
Investment securities	713,659	713,633	680,526	677,398
Loans	1,607,391	1,581,813	1,180,857	1,165,560
Financial liabilities:
Deposits	$1,933,074	$1,938,021	$1,580,758	$1,587,448
Short-term borrowings	88,277	88,277	113,590	113,590
Long-term borrowings	179,083	183,878	121,826	128,205
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$1
U.S. government sponsored agencies	5,836	114	—	5,950
States and political subdivisions	62,292	2,510	(59)	64,743
Residential mortgage-backed securities	529,245	5,910	(7,864)	527,291
Commercial mortgage-backed securities	28,021	112	(286)	27,847
Bank-issued trust preferred securities	6,132	3	(490)	5,645
Equity securities	1,440	4,044	(81)	5,403
Total available-for-sale securities	$632,967	$12,693	$(8,780)	$636,880
2013
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$20
U.S. government sponsored agencies	308	11	—	319
States and political subdivisions	50,509	1,480	(1,027)	50,962
Residential mortgage-backed securities	527,283	5,334	(22,520)	510,097
Commercial mortgage-backed securities	33,256	274	(1,226)	32,304
Bank-issued trust preferred securities	8,508	—	(679)	7,829
Equity securities	1,242	3,421	(86)	4,577
Total available-for-sale securities	$621,126	$10,520	$(25,538)	$606,108
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both December 31, 2014 and 2013. At December 31, 2014, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2014	2013	2012
Gross gains realized	$1,136	$3,358	$4,306
Gross losses realized	738	2,869	758
Net gain realized	$398	$489	$3,548
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2014
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	2,602	12	4	5,788	47	8	8,390	59
Residential mortgage-backed securities	114,018	1,091	21	216,224	6,773	57	330,242	7,864
Commercial mortgage-backed securities	—	—	—	19,404	286	4	19,404	286
Bank-issued trust preferred securities	—	—	—	2,509	490	3	2,509	490
Equity securities	40	2	2	96	79	1	136	81
Total	$116,660	$1,105	27	$244,021	$7,675	73	$360,681	$8,780
2013
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. government sponsored agencies	—	—	—	—	—	—	—	—
States and political subdivisions	15,848	659	22	6,180	368	10	22,028	1,027
Residential mortgage-backed securities	310,315	16,709	75	57,440	5,811	20	367,755	22,520
Commercial mortgage-backed securities	19,560	779	4	7,205	447	2	26,765	1,226
Bank-issued trust preferred securities	2,013	90	1	4,803	589	4	6,816	679
Equity securities	—	—	—	97	86	2	97	86
Total	$347,736	$18,237	102	$75,725	$7,301	38	$423,461	$25,538
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2014, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2014 and 2013 were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2014, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2014 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2014.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$—	$1
U.S. government sponsored agencies	—	983	—	4,853	5,836
States and political subdivisions	276	4,732	25,177	32,107	62,292
Residential mortgage-backed securities	—	12,168	29,207	487,870	529,245
Commercial mortgage-backed securities	—	—	23,020	5,001	28,021
Bank-issued trust preferred securities	—	—	—	6,132	6,132
Equity securities					1,440
Total available-for-sale securities	$277	$17,883	$77,404	$535,963	$632,967
Fair value
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$—	$1
U.S. government sponsored agencies	—	999	—	4,951	5,950
States and political subdivisions	283	4,978	26,021	33,461	64,743
Residential mortgage-backed securities	—	12,181	29,419	485,691	527,291
Commercial mortgage-backed securities	—	—	22,759	5,088	27,847
Bank-issued trust preferred securities	—	—	—	5,645	5,645
Equity securities					5,403
Total available-for-sale securities	$284	$18,158	$78,199	$534,836	$636,880
Total weighted-average yield	4.59%	3.04%	2.80%	2.63%	2.68%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
Obligations of:
States and political subdivisions	$3,841	$448	$(7)	$4,282
Residential mortgage-backed securities	36,945	189	(394)	36,740
Commercial mortgage-backed securities	7,682	9	(271)	7,420
Total held-to-maturity securities	$48,468	$646	$(672)	$48,442
2013
Obligations of:
States and political subdivisions	$3,850	$91	$(12)	$3,929
Residential mortgage-backed securities	37,536	35	(3,041)	34,530
Commercial mortgage-backed securities	7,836	2	(203)	7,635
Total held-to-maturity securities	$49,222	$128	$(3,256)	$46,094
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2014, 2013 and 2012.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2014
Obligations of:
States and political subdivisions	$—	$—	—	$323	$7	1	$323	$7
Residential mortgage-backed securities	—	—	—	18,242	394	5	18,242	394
Commercial mortgage-backed securities	—	—	—	6,356	271	1	6,356	271
Total	$—	$—	—	$24,921	$672	7	$24,921	$672
2013
Obligations of:
States and political subdivisions	$321	$12	1	$—	$—	—	$321	$12
Residential mortgage-backed securities	31,341	2,908	7	1,181	133	1	32,522	3,041
Commercial mortgage-backed securities	6,547	203	1	—	—	—	6,547	203
Total	$38,209	$3,123	9	$1,181	$133	1	$39,390	$3,256
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2014.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$329	$3,512	$3,841
Residential mortgage-backed securities	—	—	507	36,438	36,945
Commercial mortgage-backed securities	—	—	—	7,682	7,682
Total held-to-maturity securities	$—	$—	$836	$47,632	$48,468
Fair value
Obligations of:
States and political subdivisions	$—	$—	$323	$3,959	$4,282
Residential mortgage-backed securities	—	—	508	36,232	36,740
Commercial mortgage-backed securities	—	—	—	7,420	7,420
Total held-to-maturity securities	$—	$—	$831	$47,611	$48,442
Total weighted-average yield	—%	—%	2.61%	2.77%	2.76%
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $352.8 million and $303.8 million at December 31, 2014 and 2013, respectively, and held-to-maturity investment securities with a carrying value of $22.9 million and $21.4 million at December 31, 2014 and 2013, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $13.5 million and $16.2 million at December 31, 2014 and 2013, respectively, and held-to-maturity securities with carrying values of $24.5 million and $25.9 million at December 31, 2014 and 2013, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter in a business combination. The major classifications of loan balances, excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2014	2013
Originated loans:
Commercial real estate, construction	$37,901	$44,703
Commercial real estate, other	434,660	394,532
Commercial real estate	472,561	439,235
Commercial and industrial	249,975	206,276
Residential real estate	254,169	248,883
Home equity lines of credit	62,463	55,178
Consumer	169,913	133,864
Deposit account overdrafts	2,933	2,060
Total originated loans	$1,212,014	$1,085,496
Acquired loans:
Commercial real estate, construction	$1,051	$2,836
Commercial real estate, other	121,475	55,638
Commercial real estate	122,526	58,474
Commercial and industrial	30,056	26,478
Residential real estate	225,274	19,734
Home equity lines of credit	18,232	4,898
Consumer	12,796	1,154
Total acquired loans	$408,884	$110,738
Total loans	$1,620,898	$1,196,234
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected, commonly referred to as "purchase credit impaired" loans. The carrying amounts of these loans included in the loan balances above are summarized as follows at December 31:

(Dollars in thousands)	2014	2013
Commercial real estate	$7,762	$963
Commercial and industrial	1,041	78
Residential real estate	15,183	1,236
Consumer	306	—
Total outstanding balance	$24,292	$2,277
Net carrying amount	$19,067	$1,875
Changes in the accretable yield for acquired purchased credit impaired loans the year ended December 31, 2014 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2013	$103
Additions:
Reclassification from nonaccretable to accretable	402
Midwest Bancshares, Inc.	750
Ohio Heritage Bancorp, Inc.	1,485
North Akron Savings Bank	813
Accretion	(381)
Balance, December 31, 2014	$3,172
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $457.1 million and $259.1 million at December 31, 2014 and 2013, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $150.7 million and $113.0 million at December 31, 2014 and 2013, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers, including their affiliates, families and entities in which they are principal owners. Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectability. At December 31, 2014, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status during the year.

(Dollars in thousands)
Balance, December 31, 2013	$11,359
New loans and disbursements	11,139
Repayments	(7,940)
Other changes	(560)
Balance, December 31, 2014	$13,998
Nonaccrual and Past Due Loans
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows at December 31:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2014	2013	2014	2013
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	2,575	2,798	—	—
Commercial real estate	2,575	2,798	—	—
Commercial and industrial	1,286	630	—	—
Residential real estate	3,049	2,161	818	199
Home equity lines of credit	341	87	20	873
Consumer	19	58	2	—
Total originated loans	$7,270	$5,734	$840	$1,072
Acquired loans:
Commercial real estate, construction	$96	$96	$—	$—
Commercial real estate, other	9	—	567	—
Commercial real estate	105	96	567	—
Commercial and industrial	708	—	301	78
Residential real estate	304	104	1,083	90
Home equity lines of credit	19	—	—	—
Consumer	—	—	8	—
Total acquired loans	$1,136	$200	$1,959	$168
Total loans	$8,406	$5,934	$2,799	$1,240

The following table presents the aging of the recorded investment in past due loans and leases at December 31:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$37,901	$37,901
Commercial real estate, other	565	285	1,220	2,070	432,590	434,660
Commercial real estate	565	285	1,220	2,070	470,491	472,561
Commercial and industrial	17	18	1,245	1,280	248,695	249,975
Residential real estate	4,502	1,062	1,902	7,466	246,703	254,169
Home equity lines of credit	344	425	129	898	61,565	62,463
Consumer	1,136	157	2	1,295	168,618	169,913
Deposit account overdrafts	65	—	—	65	2,868	2,933
Total originated loans	$6,629	$1,947	$4,498	$13,074	$1,198,940	$1,212,014
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96	$955	$1,051
Commercial real estate, other	1,067	143	567	1,777	119,698	121,475
Commercial real estate	1,067	143	663	1,873	120,653	122,526
Commercial and industrial	46	6	815	867	29,189	30,056
Residential real estate	4,026	1,331	1,179	6,536	218,738	225,274
Home equity lines of credit	9	19	—	28	18,204	18,232
Consumer	245	27	8	280	12,516	12,796
Total acquired loans	$5,393	$1,526	$2,665	$9,584	$399,300	$408,884
Total loans	$12,022	$3,473	$7,163	$22,658	$1,598,240	$1,620,898
2013
Originated loans:
Commercial real estate, construction	$1,066	$—	$—	$1,066	$43,637	$44,703
Commercial real estate, other	432	—	1,249	1,681	392,851	394,532
Commercial real estate	1,498	—	1,249	2,747	436,488	439,235
Commercial and industrial	171	17	49	237	206,039	206,276
Residential real estate	4,584	1,140	1,258	6,982	241,901	248,883
Home equity lines of credit	254	65	929	1,248	53,930	55,178
Consumer	919	153	58	1,130	132,734	133,864
Deposit account overdrafts	47	—	—	47	2,013	2,060
Total originated loans	$7,473	$1,375	$3,543	$12,391	$1,073,105	$1,085,496
Acquired loans:
Commercial real estate, construction	$274	$—	$—	$274	$2,562	$2,836
Commercial real estate, other	—	679	—	679	54,959	55,638
Commercial real estate	274	679	—	953	57,521	58,474
Commercial and industrial	—	73	78	151	26,327	26,478
Residential real estate	861	369	194	1,424	18,310	19,734
Home equity lines of credit	—	—	—	—	4,898	4,898
Consumer	57	12	—	69	1,085	1,154
Total acquired loans	$1,192	$1,133	$272	$2,597	$108,141	$110,738
Total loans	$8,665	$2,508	$3,815	$14,988	$1,181,246	$1,196,234

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
“Loss” (grade 8): Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean each such loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this category.
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated”.
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Watch	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2014
Originated loans:
Commercial real estate, construction	$37,637	$—	$—	$—	$264	$37,901
Commercial real estate, other	405,224	12,316	17,120	—	—	434,660
Commercial real estate	442,861	12,316	17,120	—	264	472,561
Commercial and industrial	239,168	8,122	2,684	1	—	249,975
Residential real estate	21,296	1,195	11,601	56	220,021	254,169
Home equity lines of credit	767	—	965	—	60,731	62,463
Consumer	60	1	8	—	169,844	169,913
Deposit account overdrafts	—	—	—	—	2,933	2,933
Total originated loans	$704,152	$21,634	$32,378	$57	$453,793	$1,212,014
Acquired loans:
Commercial real estate, construction	$955	$—	$—	$—	$96	$1,051
Commercial real estate, other	106,115	7,100	8,260	—	—	121,475
Commercial real estate	107,070	7,100	8,260	—	96	122,526
Commercial and industrial	27,313	255	2,294	194	—	30,056
Residential real estate	13,458	833	1,540	—	209,443	225,274
Home equity lines of credit	98	—	—	—	18,134	18,232
Consumer	279	—	—	—	12,517	12,796
Total acquired loans	$148,218	$8,188	$12,094	$194	$240,190	$408,884
Total loans	$852,370	$29,822	$44,472	$251	$693,983	$1,620,898
2013
Originated loans:
Commercial real estate, construction	$43,048	$—	$68	$—	$1,587	$44,703
Commercial real estate, other	370,812	11,918	11,299	—	503	394,532
Commercial real estate	413,860	11,918	11,367	—	2,090	439,235
Commercial and industrial	187,025	5,203	13,506	542	—	206,276
Residential real estate	24,198	1,497	8,094	4	215,090	248,883
Home equity lines of credit	844	—	1,014	—	53,320	55,178
Consumer	50	5	24	—	133,785	133,864
Deposit account overdrafts	—	—	—	—	2,060	2,060
Total originated loans	$625,977	$18,623	$34,005	$546	$406,345	$1,085,496
Acquired loans:
Commercial real estate, construction	$359	$148	$—	$—	$2,329	$2,836
Commercial real estate, other	52,501	1,515	1,622	—	—	55,638
Commercial real estate	52,860	1,663	1,622	—	2,329	58,474
Commercial and industrial	25,168	810	500	—	—	26,478
Residential real estate	2,624	1,290	—	—	15,820	19,734
Home equity lines of credit	—	—	—	—	4,898	4,898
Consumer	—	—	—	—	1,154	1,154
Total acquired loans	$80,652	$3,763	$2,122	$—	$24,201	$110,738
Total loans	$706,629	$22,386	$36,127	$546	$430,546	$1,196,234

Impaired Loans
The following tables summarize loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2014
Commercial real estate, construction	$101	$—	$96	$96	$—	$57	$6
Commercial real estate, other	2,074	653	1,148	1,801	189	1,632	7
Commercial real estate	2,175	$653	$1,244	$1,897	$189	$1,689	$13
Commercial and industrial	2,379	1,945	399	2,344	816	493	5
Residential real estate	6,889	53	6,372	6,425	9	3,543	272
Home equity lines of credit	500	—	498	498	—	298	18
Consumer	155	—	150	150	—	109	11
Total	$12,098	$2,651	$8,663	$11,314	$1,014	$6,132	$319
2013
Commercial real estate, construction	$—	$—	$—	$—	$—	$—	$—
Commercial real estate, other	4,970	1,150	1,729	2,879	83	4,586	6
Commercial real estate	4,970	$1,150	$1,729	$2,879	$83	$4,586	$6
Commercial and industrial	617	575	5	580	575	278	1
Residential real estate	3,498	—	3,280	3,280	—	2,800	86
Home equity lines of credit	347	—	347	347	—	327	12
Consumer	182	—	182	182	—	127	15
Total	$9,614	$1,725	$5,543	$7,268	$658	$8,118	$120
At December 31, 2014, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.

The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2014 and 2013.

		Recorded Investment (1)				Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2014	Number of Contracts	Pre-Modification	Post-Modification	At December 31, 2013
Originated loans:
Commercial real estate, other	—	$—	$—	$—	2	$486	$486	$461
Commercial and industrial	—	—	—	—	1	5	5	5
Residential real estate	22	996	997	967	21	1,109	1,112	913
Home equity lines of credit	12	238	238	232	5	89	89	88
Consumer	10	$108	$108	$102	37	$279	$279	$142
Acquired loans:
Commercial real estate, construction	1	$96	$96	$96	—	$—	$—	$—
Commercial and industrial	3	605	605	594	—	—	—	—
Residential real estate	4	235	235	234	2	107	107	107
Consumer	5	$9	$9	$6	—	$—	$—	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2014 and 2013:

	2014			2013
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Residential real estate	1	$33	$—	2	$63	$—
Home equity lines of credit	2	28	—	1	6	—
Total	3	$61	$—	3	$69	$—
Acquired loans:
Residential real estate	1	$56	$—	—	$—	$—
Total	1	$56	$—	—	$—	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had approximately $40,000 of additional commitments to lend additional funds to the related borrowers whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	(203)	(199)	(478)	(128)	(1,191)	(516)	(2,715)
Recoveries	2,060	77	169	36	697	153	3,192
Net recoveries (charge-offs)	1,857	(122)	(309)	(92)	(494)	(363)	477
(Recovery of) provision for loan losses	(5,247)	1,984	1,055	443	1,765	339	339
Balance, December 31, 2014	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881

Period-end amount allocated to:
Loans individually evaluated for impairment	$189	$816	$9	$—	$—	$—	$1,014
Loans collectively evaluated for impairment	9,636	3,220	1,618	694	1,587	112	16,867
Balance, December 31, 2014	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881

Balance, January 1, 2013	$14,215	$1,733	$801	$479	$438	$145	$17,811
Charge-offs	(1,053)	(44)	(621)	(162)	(1,084)	(527)	(3,491)
Recoveries	5,839	40	536	26	552	162	7,155
Net recoveries (charge-offs)	4,786	(4)	(85)	(136)	(532)	(365)	3,664
(Recovery of) provision for loan losses	(5,786)	445	165	—	410	356	(4,410)
Balance, December 31, 2013	$13,215	$2,174	$881	$343	$316	$136	$17,065

Period-end amount allocated to:
Loans individually evaluated for impairment	$83	$575	$—	$—	$—	$—	$658
Loans collectively evaluated for impairment	13,132	1,599	881	343	316	136	16,407
Balance, December 31, 2013	$13,215	$2,174	$881	$343	$316	$136	$17,065
The reduction in the allowance for loan losses allocated to commercial real estate, and related recovery of loan losses recorded during 2014 was driven by net recoveries in recent years reducing the historical loss rates. Increases in commercial and industrial, residential real estate, home equity lines of credit and consumer categories of the allowance for loan losses, and related provision for loan losses recorded during 2014 were driven by net charge-off activity and increases in these respective loan portfolios.

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2014	2013
Land	$7,612	$6,802
Building and premises	48,402	38,281
Furniture, fixtures and equipment	22,323	20,350
Total bank premises and equipment	78,337	65,433
Accumulated depreciation	(38,002)	(35,624)
Net book value	$40,335	$29,809
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $3.0 million, $2.6 million and $2.2 million, in 2014, 2013 and 2012, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $951,000, $950,000, $887,000 in 2014, 2013 and 2012, respectively.
Peoples Insurance Agency, LLC ("Peoples Insurance") previously leased a property from certain of its managers, however, in 2014 this lease expired and was not renewed.  Payments related to this lease totaled $64,000, $151,000 and $146,000 in 2014, 2013 and 2012, respectively.  The terms of the lease were substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2014:

(Dollars in thousands)	Payments
2015	$786
2016	683
2017	441
2018	354
2019	135
Thereafter	4
Total future operating lease payments	$2,403
Note 6.  Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2014	2013
Goodwill, beginning of year	$70,520	$64,881
Acquired goodwill	28,042	5,639
Goodwill, end of year	$98,562	$70,520

Peoples performed the required goodwill impairment tests and concluded there was no impairment in the recorded value of goodwill in 2014, based upon the estimated fair value of the single reporting unit.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2014
Gross intangibles	$2,226	$8,646	$10,872
Acquired intangibles	4,787	212	4,999
Accumulated amortization	(1,156)	(6,357)	(7,513)
Total acquired intangibles	$5,857	$2,501	$8,358
Servicing rights			2,238
Total other intangibles			$10,596
2013
Gross intangibles	$7,195	$6,189	$13,384
Acquired intangibles	1,565	2,458	4,023
Accumulated amortization	(6,815)	(5,804)	(12,619)
Total acquired intangibles	$1,945	$2,843	$4,788
Servicing rights			2,295
Total other intangibles			$7,083
The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2014:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2015	$1,445	$527	$1,972
2016	1,238	476	1,714
2017	1,030	419	1,449
2018	820	358	1,178
2019	609	291	900
Thereafter	715	430	1,145
Total	$5,857	$2,501	$8,358
For further information regarding Peoples' acquisitions, please refer to Note 17.

The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Balance, beginning of year	$2,295	$2,073	$1,544
Amortization	(597)	(652)	(616)
Servicing rights originated	497	675	1,145
Servicing rights acquired	43	199	—
Balance, end of year	$2,238	$2,295	$2,073

No valuation allowances were required at December 31, 2014, 2013 and 2012 for Peoples’ servicing rights since the fair value equaled or exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2014	2013
Retail certificates of deposit:
$250,000 or more	$59,031	$63,891
Less than $250,000	373,532	299,335
Total retail certificates of deposit	432,563	363,226
Interest-bearing transaction accounts	173,659	134,618
Money market deposit accounts	337,387	275,801
Governmental deposit accounts	161,305	132,379
Savings accounts	295,307	215,802
Total retail interest-bearing deposits	1,400,221	1,121,826
Brokered certificates of deposits	39,691	49,041
Total interest-bearing deposits	1,439,912	1,170,867
Non-interest-bearing deposits	493,162	409,891
Total deposit balances	$1,933,074	$1,580,758

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2015	$234,810	$5,899	$240,709
2016	100,523	18,148	118,671
2017	44,464	—	44,464
2018	31,982	1,147	33,129
2019	20,386	14,497	34,883
Thereafter	398	—	398
Total maturities	$432,563	$39,691	$472,254

Deposits from related parties approximated $34.0 million and $5.9 million at December 31, 2014 and 2013, respectively.

Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2014
Ending balance	$73,277	$15,000	$—
Average balance	59,324	36,678	38
Highest month-end balance	76,459	108,000	—
Interest expense	99	47	—
Weighted-average interest rate:
End of year	0.17%	0.14%	—%
During the year	0.17%	0.13%	0.75%

2013
Ending balance	$42,590	$71,000	$—
Average balance	37,077	44,127	90
Highest month-end balance	46,850	92,500	—
Interest expense	58	55	1
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.16%	0.12%	0.74%

2012
Ending balance	$32,769	$15,000	$—
Average balance	37,386	13,240	15
Highest month-end balance	44,905	39,900	—
Interest expense	57	17	—
Weighted-average interest rate:
End of year	0.15%	0.15%	—%
During the year	0.15%	0.12%	0.74%
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
On December 19, 2012, Peoples obtained a $5 million revolving credit loan from an unaffiliated financial institution, and on August 4, 2014, the revolving credit loan amount was increased to $10 million. This loan bears interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. This revolving credit loan is subject to the same covenants as detailed in Note 9 for the term loan. At December 31, 2014 and 2013, this revolving credit loan had no outstanding principal balance.

Note 9. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2014		2013
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$14,369	3.50%	$19,147	3.80%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB putable non-amortizing, fixed rate advances	83,995	3.30%	50,000	3.32%
FHLB amortizing, fixed rate advances	40,719	2.13%	12,679	3.58%
Total long-term borrowings	$179,083	3.12%	$121,826	3.53%
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of five years. On August 4, 2014, the Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the interest rate on the term loan was reduced from 3.80% to 3.50%, and certain loan covenants related to the operations of Peoples' business were modified under the Amended Loan Agreement. Peoples is required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. This note may be prepaid at any time prior to maturity without penalties, so long as no default has occurred. Concurrently, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is also subject to certain covenants under the Amended Loan Agreement, which include restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

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

•
Peoples must maintain a "Fixed Charge Coverage Ratio" (as defined in the Amended Loan Agreement) that equals or exceeds 1.25 to 1.00, commencing with the quarter ended December 31, 2012 and for each quarter thereafter, with the items used in the ratio determined on a trailing 12-month basis;

•	issuance of dividends from Peoples Bank may not exceed the amount permitted by law without requiring regulatory approval;
•minimum liquidity position of $2 million at Peoples Bancorp Inc.; and

•
Peoples Bank must maintain a ratio of "Allowance for Loan Losses" to "Nonperforming Loans" (as each term is defined in the Amended Loan Agreement) of not less than 70% measured as of the last day of each fiscal quarter.

As of December 31, 2014, Peoples was in compliance with the applicable material covenants imposed by the Amended Loan Agreement.
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
The putable, non-amortizing, fixed rate FHLB advances have original maturities ranging from ten to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advance after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. During 2014, Peoples obtained two FHLB amortizing, fixed-rate advances, totaling $30 million. The amortizing, fixed rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.
At December 31, 2014, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2015	$14,377	2.43%
2016	11,980	2.56%
2017	10,107	2.71%
2018	44,700	3.24%
2019	43,233	3.51%
Thereafter	54,686	3.08%
Total long-term borrowings	$179,083	3.12%

Note 10. Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2011	11,122,247	615,123
Changes related to stock-based compensation awards:
Release of restricted common shares	14,552	4,270
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock		3,918
Reissuance of treasury stock		(8,897)
Common shares issued under dividend reinvestment plan	18,849
Common shares issued under compensation plan for Board of Directors		(6,726)
Shares at December 31, 2012	11,155,648	607,688
Changes related to stock-based compensation awards:
Release of restricted common shares	31,246	6,862
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock		3,652
Reissuance of treasury stock		(9,147)
Common shares issued under dividend reinvestment plan	19,682
Common shares issued under compensation plan for Board of Directors		(8,261)
Shares at December 31, 2013	11,206,576	600,794
Changes related to stock-based compensation awards:
Release of restricted common shares	68,754	18,031
Exercise of stock options for common shares		(2,792)
Reissuance of treasury stock for common stock awards		(12,030)
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock		4,236
Reissuance of treasury stock		(9,390)
Common shares issued under dividend reinvestment plan	17,230
Common shares issued under compensation plan for Board of Directors		(8,603)
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	256,282
Ohio Heritage Bancorp, Inc.	1,364,735
North Akron Savings Bank	665,570
Common shares issued to institutional investors in private placement	1,847,826
Shares at December 31, 2014	15,426,973	590,246
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement (the "Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the sale, and intends to use the proceeds, in part, to fund the cash consideration for the NB&T Financial Group, Inc. (“NB&T”) acquisition.
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
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$7,439	$(6,027)	$1,412
Other comprehensive loss, net of reclassifications and tax	(547)	(211)	(758)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(318)	—	(318)
Realized loss due to settlement and curtailment, net of tax	—	175	175
Other comprehensive (loss) income, net of reclassifications and tax	(16,335)	2,580	(13,755)
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(259)	—	(259)
Realized loss due to settlement and curtailment, net of tax	—	910	910
Other comprehensive income (loss), net of reclassifications and tax	12,562	(1,270)	11,292
Balance, December 31, 2014	$2,542	$(3,843)	$(1,301)
Note 11.  Employee Benefit Plans

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2014, and a statement of the funded status as of December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Obligation at January 1	$14,723	$17,306	$143	$244
Interest cost	509	543	6	5
Plan participants’ contributions	—	—	46	40
Actuarial loss (gain)	2,060	(2,333)	26	(85)
Benefit payments	(163)	(154)	(69)	(61)
Settlements	(3,434)	(639)	—	—
Obligation at December 31	$13,695	$14,723	$152	$143
Accumulated benefit obligation at December 31	$13,695	$14,723	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$11,287	$10,019	$—	$—
Actual return on plan assets	569	2,061	—	—
Employer contributions	—	—	23	21
Plan participants’ contributions	—	—	46	40
Benefit payments	(163)	(154)	(69)	(61)
Settlements	(3,434)	(639)	—	—
Fair value of plan assets at December 31	$8,259	$11,287	$—	$—
Funded status at December 31	$(5,436)	$(3,436)	$(152)	$(143)
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$—	$—	$—	$—
Accrued benefit liability	(5,436)	(3,436)	(152)	(143)
Net amount recognized	$(5,436)	$(3,436)	$(152)	$(143)
Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Unrecognized prior service cost	$—	$—	$(2)	$(2)
Unrecognized net loss	3,886	3,533	(43)	(65)
Total	$3,886	$3,533	$(45)	$(67)
Weighted-average assumptions at year-end:
Discount rate	3.50%	4.30%	3.50%	4.30%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year are $147,000 of net loss.

Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans at December 31:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	509	543	599	6	5	10
Expected return on plan assets	(589)	(659)	(756)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of net loss (gain)	137	189	162	(8)	(7)	(2)
Curtailment	—	—	—	—	—	—
Settlement of benefit obligation	1,400	270	835	—	—	—
Net periodic benefit cost	$1,457	$343	$840	$(2)	$(2)	$8

Weighted-average assumptions:
Discount rate	3.70%	3.75%	4.00%	4.30%	3.30%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, an 7.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2014, grading down to an ultimate rate of 4% in 2064. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
During each quarter of 2014, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of the beginning of each fiscal quarter of 2014 as part of the calculation of the settlement loss recognized.
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
Plan Assets
Peoples' investment strategy, as established by Peoples' Retirement Plan Committee, is to invest assets based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 20-43% in debt securities and approximately 1% of other investments. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2014
Equity securities:
Mutual funds - equity	$5,756	$5,756	$—
Debt securities:
Mutual funds - taxable income	2,128	2,128	—
Total fair value of pension assets	$7,884	$7,884	$—
2013
Equity securities:
Mutual funds - equity	$8,863	$8,863	$—
Debt securities:
Mortgage-backed securities	97	—	97
Municipal obligations	649	—	649
Corporate bonds	357	357	—
Mutual funds - taxable income	901	901	—
Total fair value of pension assets	$10,867	$10,121	$746
Pension plan assets also included cash and cash equivalents of $373,000 and accrued income of $2,000 at December 31, 2014. Cash and cash equivalents were $400,000 and accrued income was $20,000 at December 31, 2013. For further information regarding levels of input used to measure fair value, please refer to Note 2.
Equity securities of Peoples' pension plan did not include any securities of Peoples or related parties in 2014 or 2013.
Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2015; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Postretirement Benefits
2015	$1,145	$23
2016	1,132	23
2017	934	14
2018	963	13
2019	877	13
2020 to 2024	4,256	52
Total	$9,307	$138
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants' contributions that do not exceed 2% of the participants' compensation. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $1,048,000, $924,000 and $758,000 in 2014, 2013 and 2012, respectively.
Note 12.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$8,462	35.0%	$10,179	35.0%	$10,469	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(726)	(3.0)%	(645)	(2.2)%	(565)	(1.9)%
Investments in tax credit funds	(481)	(2.0)%	(314)	(1.1)%	(387)	(1.3)%
Bank owned life insurance	(37)	—%	2,183	7.5%	(14)	(0.1)%
Other, net	276	1.0%	107	0.4%	22	0.1%
Total income tax expense	$7,494	31.0%	$11,510	39.6%	$9,525	31.8%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Current income tax	$3,659	$6,883	$5,004
Deferred income tax	3,835	4,627	4,521
Total income tax expense	$7,494	$11,510	$9,525
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$10,493	$8,014
Available-for-sale securities	—	5,257
Investments	1,956	3,536
Accrued employee benefits	2,662	2,108
Other	1,146	769
Total deferred tax assets	$16,257	$19,684
Deferred tax liabilities:
Purchase accounting adjustments	6,316	6,442
Available-for-sale securities	1,368	—
Bank premises and equipment	2,470	1,968
Deferred loan income	1,924	1,769
Other	684	691
Total deferred tax liabilities	$12,762	$10,870
Net deferred tax asset	$3,495	$8,814
The tax credit carryforward at December 31, 2013 was fully utilized in 2013. No valuation allowance for deferred tax assets was required at December 31, 2014, as it is more likely than not that all of the deferred tax assets will be realized in future periods. The related federal income tax expense on securities transactions approximated $139,000 in 2014, $171,000 in 2013 and $1.2 million in 2012.
Income tax benefits are recognized in the consolidated financial statements for a tax position only if it is considered "more likely than not" of being sustained on audit, based solely on the technical merits of the income tax position. If the recognition criteria are met, the amount of income tax benefits to be recognized are measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. The following table provides a reconciliation of uncertain tax positions at December 31:

(Dollars in thousands)	2014
Uncertain tax positions, beginning of year	$30
Gross increase based on tax positions related to current year	178
Gross increase for tax position taken during prior years	33
Gross decrease due to the statute of limitations	(1)
Uncertain tax positions, end of year	$240
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years after December 31, 2011. The years open to examination by state taxing authorities vary by jurisdiction.
Note 13.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2014	2013	2012
Distributed earnings allocated to common shareholders	$7,095	$5,749	$4,770
Undistributed earnings allocated to common shareholders	9,472	11,685	15,494
Net earnings allocated to common shareholders	$16,567	$17,434	$20,264

Weighted-average common shares outstanding	12,183,352	10,581,222	10,527,885
Effect of potentially dilutive common shares	122,872	98,195	401
Total weighted-average diluted common shares outstanding	12,306,224	10,679,417	10,528,286

Earnings per common share:
Basic	$1.36	$1.65	$1.92
Diluted	$1.35	$1.63	$1.92

Anti-dilutive common shares excluded from calculation:
Stock options and stock appreciation rights	55,184	91,902	144,535
Note 14.   Financial Instruments with Off-Balance Sheet Risk

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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2014	2013
Home equity lines of credit	$62,704	$49,533
Unadvanced construction loans	46,781	30,203
Other loan commitments	173,746	137,661
Loan commitments	283,231	217,397

Standby letters of credit	$30,837	$33,998
Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $44.0 million and fair value of $2.1 million at December 31, 2014, and a notional value of $14.7 million and fair value of $0.7 million at December 31, 2013. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 15.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of deposit liabilities. Average required reserve balances were approximately $12.2 million and $11.2 million in 2014 and 2013, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2014, Peoples Bank had approximately $4.8 million of net profits available for distribution to Peoples as dividends without regulatory approval.
Capital Requirements
Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies. Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and Peoples Bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and Peoples Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet future minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on Peoples' financial results.
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2014, required Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2014.
As of December 31, 2014, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2014		2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$261,371	15.5%	$184,457	13.8%
For capital adequacy	135,037	8.0%	107,105	8.0%
To be well capitalized	168,797	10.0%	133,881	10.0%
Tier 1 (2)
Actual	$241,707	14.3%	$166,217	12.4%
For capital adequacy	67,519	4.0%	53,552	4.0%
To be well capitalized	101,278	6.0%	80,329	6.0%
Tier 1 Leverage (3)
Actual	$241,707	9.9%	$166,217	8.5%
For capital adequacy	97,470	4.0%	78,080	4.0%
To be well capitalized	121,837	5.0%	97,600	5.0%
Net Risk-Weighted Assets	$1,687,968		$1,338,811

PEOPLES BANK
Total Capital (1)
Actual	$223,591	13.3%	$188,814	14.1%
For capital adequacy	134,928	8.0%	106,961	8.0%
To be well capitalized	168,660	10.0%	133,701	10.0%
Tier 1 (2)
Actual	$205,710	12.2%	$172,097	12.9%
For capital adequacy	67,464	4.0%	53,480	4.0%
To be well capitalized	101,196	6.0%	80,220	6.0%
Tier 1 Leverage (3)
Actual	$205,710	8.5%	$172,097	8.8%
For capital adequacy	97,333	4.0%	77,830	4.0%
To be well capitalized	121,666	5.0%	97,288	5.0%
Net Risk-Weighted Assets	$1,686,603		$1,337,008
(1) Ratio represents total capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents Tier 1 capital to average assets
Note 16.  Stock-Based Compensation

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

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following summarizes the changes to Peoples' outstanding stock options for the year ended December 31, 2014:

	Number of Common Shares Subject to Options		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	57,094		$27.96
Exercised	2,792		25.41
Expired	15,725		28.08
Outstanding at December 31	38,577		$28.09	0.8 years	$—
Exercisable at December 31	38,577	—	$28.09	0.8 years	$—
The following table summarizes Peoples’ stock options outstanding at December 31, 2014:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$26.01	to	$27.74	13,680	0.2 years	$26.86
$28.25	to	$28.26	13,697	1.1 years	28.25
$28.57	to	$30.00	11,200	1.3 years	29.40
Total			38,577	0.8 years	$28.09
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following summarizes the changes to Peoples' outstanding SARs for the year ended December 31, 2014:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Outstanding at December 31	21,292	$25.96	2.5 years	$28,000
Exercisable at December 31	21,292	$25.96	2.5 years	$28,000

The following table summarizes Peoples’ SARs outstanding at December 31, 2014:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	2.6 years
$23.77	10,582	2.9 years
$29.25	8,710	2.0 years
Total	21,292	2.5 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. During the first quarter of 2014, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse one to three years after the grant date provided that in order for the restricted common shares to vest on each of the three foregoing dates, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards in the year immediately preceding the vesting date. In the second quarter of 2014, Peoples granted restricted common shares to non-employee directors with a six months time-based vesting period. In addition, Peoples has granted restricted common shares during 2014 to attract and/or retain key employees with vesting periods ranging from one to three years.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2014:

	Time Vesting		Performance Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	60,206	$17.18	85,254	$20.98
Awarded	18,412	24.60	83,514	21.68
Released	31,027	18.07	37,746	19.93
Forfeited	—	—	5,943	21.73
Outstanding at December 31	47,591	$19.48	125,079	$21.73

The total intrinsic value of restricted common shares released was $1.6 million, $654,000 and $77,000 in 2014, 2013 and 2012, respectively.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized at December 31:

(Dollars in thousands)	2014	2013	2012
Total stock-based compensation	$2,111	$1,362	$942
Recognized tax benefit	(739)	(477)	(330)
Net expense recognized	$1,372	$885	$612
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2014, 2013 and 2012. The fair value of restricted stock awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $1.1 million at December 31, 2014, which will be recognized over a weighted-average period of 1.5 years. In 2014, the Board of Directors granted 12,030 unrestricted common shares to certain employees that did not already participate in the 2006 Equity Plan, which resulted in an additional $298,000 of stock-based compensation expense being recognized.

Note 17. Acquisitions

During 2014, Peoples completed several acquisitions, which were accounted for as business combinations under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values, and are detailed in the table below. The goodwill recognized will not be deductible for income tax purposes. The balances and operations related to these acquisitions are included in Peoples' consolidated financial statements from the date of acquisition.
On May 30, 2014, Peoples completed its acquisition of Midwest Bancshares, Inc. ("Midwest") for total consideration of $12.6 million, which was settled 50% in cash and 50% in Peoples' common shares. Midwest merged into Peoples, and Midwest's wholly-owned subsidiary, First National Bank of Wellston, which operated two full-service branches in Wellston and Jackson, Ohio, merged into Peoples Bank.
On August 22, 2014, Peoples completed its acquisition of Ohio Heritage Bancorp, Inc. ("Ohio Heritage") for total consideration of $37.7 million, which was settled 15% in cash and 85% in Peoples' common shares. Ohio Heritage merged into Peoples, and Ohio Heritage's wholly-owned subsidiary, Ohio Heritage Bank, which operated six full-service branches in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio, merged into Peoples Bank.
On August 25, 2014, Peoples Insurance acquired an insurance agency and related customer accounts in the Pikeville, Kentucky area for total cash consideration of $0.3 million, and recorded $0.2 million of customer relationship intangibles and $0.1 million of goodwill.
On October 24, 2014, Peoples completed its acquisition of North Akron Savings Bank ("North Akron") for total consideration of $20.1 million, which was settled 20% in cash and 80% in Peoples' common shares. North Akron, which operated four full-service branches in Akron, Cuyahoga Falls, Munroe Falls and Norton, Ohio, merged into Peoples Bank.

The following table provides the purchase price calculation as of the dates of acquisition for the three bank acquisitions, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	Midwest	Ohio Heritage	North Akron
Purchase Price
Common shares outstanding at merger announcement	192,500	342,458	2,630
Cash purchase price per share	$32.75	$16.50	$1,531.00
Cash consideration	6,304	5,650	4,027
Number of common shares of Peoples issued for each common share of acquired company	1.33	3.99	253.06
Price per Peoples common share, based on merger agreement	$24.60	$23.46	$24.20
Common share consideration	6,305	32,020	16,106
Total purchase price	$12,609	$37,670	$20,133

Net Assets at Fair Value
Assets
Cash and cash equivalents	$3,562	$18,231	$11,028
Investment securities	23,198	28,865	17,597
Loans, including loans held for sale, net of deferred fees and costs	58,716	175,800	111,525
Bank premises and equipment, net	1,446	4,943	1,815
Other intangible assets	976	2,421	1,389
Other assets	1,089	9,330	1,090
Total assets	88,987	239,590	144,444
Liabilities
Deposits	77,945	174,881	108,102
Borrowings	—	42,440	24,209
Accrued expenses and other liabilities	109	2,646	212
Total liabilities	78,054	219,967	132,523
Net assets	$10,933	$19,623	$11,921
Goodwill	$1,676	$18,047	$8,212
Please refer to Note 6 for details of the changes in goodwill and intangible assets arising from the acquisitions. Adjustments to the acquisition date fair values are recorded in the period in which they occur, and have changed amounts previously disclosed. As a result of revised fair values, goodwill recorded in the Midwest and Ohio Heritage acquisitions increased $652,000 and $95,000, respectively from amounts previously reported as of September 30, 2014.

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	Midwest	Ohio Heritage	North Akron
Nonimpaired Loans
Contractual cash flows	$81,931	$241,575	$154,933
Nonaccretable difference	15,786	23,227	19,162
Expected cash flows	66,145	218,348	135,771
Accretable yield	12,969	49,730	30,471
Fair value	$53,176	$168,618	$105,300

Purchase Credit Impaired Loans
Contractual cash flows	$10,782	$13,550	$11,477
Nonaccretable difference	4,491	4,884	4,439
Expected cash flows	6,291	8,666	7,038
Accretable yield	751	1,484	813
Fair value	$5,540	$7,182	$6,225
Peoples recorded non-interest expenses related to acquisitions of $4.8 million and net losses on asset disposals of $0.3 million in the Consolidated Statement of Income during 2014.
On August 4, 2014, Peoples entered into an Agreement and Plan of Merger (the "NB&T Agreement") with NB&T. The NB&T Agreement calls for NB&T to merge into Peoples and fNB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operates 22 full-service branches in southwest Ohio, to merge into Peoples Bank. This transaction is expected to close during the first quarter of 2015.

Note 18.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	41,666	5,541
Receivable from subsidiary bank	1,015	828
Available-for-sale investment securities, at fair value (amortized cost of $1,255 at December 31, 2014 and $1,213 at December 31, 2013)	5,214	4,548
Investments in subsidiaries:
Bank	281,360	205,167
Non-bank	30,693	30,527
Other assets	878	854
Total assets	$360,876	$247,515
Liabilities:
Accrued expenses and other liabilities	$6,365	$6,815
Dividends payable	24	—
Long-term borrowings	14,369	19,147
Total liabilities	20,758	25,962
Common stockholders' equity	340,118	221,553
Total stockholders' equity	340,118	221,553
Total liabilities and stockholders' equity	$360,876	$247,515

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income:
Dividends from subsidiary bank	$21,000	$15,000	$12,750
Dividends from non-bank subsidiary	500	—	—
Net gain on securities transactions	—	—	273
Net loss on other transactions	—	—	(1,033)
Interest and other income	205	132	205
Total income	21,705	15,132	12,195
Expenses:
Interest expense on junior subordinated debentures held by subsidiary trust	—	—	1,948
Intercompany management fees	1,546	1,257	1,049
Other expense	4,578	3,411	2,216
Total expenses	6,124	4,668	5,213
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	15,581	10,464	6,982
Applicable income tax benefit	(2,102)	(1,510)	(2,127)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(999)	5,600	11,276
Net income	$16,684	$17,574	$20,385

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating activities
Net income	$16,684	$17,574	$20,385
Adjustment to reconcile net income to cash provided by operations:
Excess dividends from (equity in) undistributed earnings of subsidiaries	999	(5,600)	(11,276)
Gain on investment securities	—	—	(273)
Loss on debt extinguishment	—	—	1,033
Other, net	1,809	1,803	(663)
Net cash provided by operating activities	19,492	13,777	9,206
Investing activities
Net proceeds from sales and maturities of investment securities	—	—	273
Investment in subsidiaries	(28,574)	—	(9,815)
Change in receivable from subsidiary	17,009	(619)	3,814
Business acquisitions, net of cash received	(42)	—	—
Net cash used in investing activities	(11,607)	(619)	(5,728)
Financing activities
Proceeds from long-term borrowings	—	—	24,000
Payments on long-term borrowings	(4,800)	(4,800)	—
Redemption of junior subordinated debentures	—	—	(23,668)
Purchase of treasury stock	(520)	(228)	(1,357)
Proceeds from issuance of common stock	40,242	8	6
Cash dividends paid	(6,767)	(5,419)	(4,457)
Excess tax benefit for share-based payments	85	79	709
Net cash provided by (used in) financing activities	28,240	(10,360)	(4,767)
Net increase (decrease) in cash and cash equivalents	36,125	2,798	(1,289)
Cash and cash equivalents at the beginning of year	5,591	2,793	4,082
Cash and cash equivalents at the end of year	$41,716	$5,591	$2,793
Supplemental cash flow information:
Interest paid	$672	$915	$2,246

Note 19.   Summarized Quarterly Information (Unaudited)

	2014(a)
(Dollars in thousands, except per share data)	First Quarter	Second Quarter(b)	Third Quarter(b)	Fourth Quarter
Total interest income	$18,152	$18,614	$20,566	$22,868
Total interest expense	2,672	2,571	2,707	2,744
Net interest income	15,480	16,043	17,859	20,124
Provision for (recovery of) loan losses	8	583	(380)	128
Net gain (loss) on asset disposals and other transactions	11	(187)	(109)	(146)
Net (loss) gain on investment securities	(30)	66	124	238
Other income	10,295	9,719	9,861	10,178
Intangible asset amortization	263	282	367	516
Acquisition-related expenses	150	1,271	1,462	1,869
Other expenses	18,404	18,451	20,378	21,596
Income tax expense	2,148	1,577	1,729	2,040
Net income	$4,783	$3,477	$4,179	$4,245
Earnings per common share - Basic	$0.45	$0.32	$0.33	$0.29
Earnings per common share - Diluted	$0.44	$0.32	$0.32	$0.28
Weighted-average common shares outstanding - Basic	10,636,089	10,755,509	12,632,341	14,660,314
Weighted-average common shares outstanding - Diluted	10,740,884	10,880,090	12,765,880	14,809,289

	2013(a)
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$16,066	$16,111	$16,509	$18,385
Total interest expense	3,091	2,956	2,833	2,806
Net interest income	12,975	13,155	13,676	15,579
Recovery of loan losses	(1,065)	(1,462)	(919)	(964)
Net loss on asset disposals and other transactions	(5)	(6)	(19)	(125)
Net gain (loss) on investment securities	418	26	(1)	46
Other income	9,072	9,216	9,586	9,346
Intangible asset amortization	189	164	180	274
Acquisition-related expenses	65	37	182	1,128
Other expenses	15,931	16,221	16,901	16,993
Income tax expense	2,318	2,510	4,381	2,301
Net income	$5,022	$4,921	$2,517	$5,114
Earnings per common share - Basic	$0.47	$0.46	$0.24	$0.48
Earnings per common share - Diluted	$0.47	$0.46	$0.23	$0.47
Weighted-average common shares outstanding - Basic	10,556,261	10,576,643	10,589,126	10,602,266
Weighted-average common shares outstanding - Diluted	10,571,383	10,597,033	10,692,555	10,718,465

(a)	Includes impact of acquisitions as of the acquisition dates.

(b)	Amounts adjusted for immaterial changes based on fair market value adjustments for acquired loan portfolios.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 23, 2015 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2014 Annual Meeting of Shareholders held on April 24, 2014.
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
The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Risk Committee and the Governance and Nominating Committee.
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
Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter, the Risk Committee Charter, the Executive Committee Charter and the Compensation Committee Charter is posted under the "Governance Documents" tab on the “Corporate Governance” page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2014”, “GRANTS OF PLAN-BASED AWARDS FOR 2014”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014”, “OPTION EXERCISES AND STOCK VESTED FOR 2014”, “PENSION BENEFITS FOR 2014”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2014”, “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2014, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);

(ii)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);

(iii)	the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Plan”);

(iv)	the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”); and

(v)	the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	327,191	(1)	$27.33	(2)	695,860	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	327,191		$27.33		695,860

(1)
Includes an aggregate of 74,192 common shares issuable upon exercise of options granted under the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 190,483 restricted common shares subject to time-based or performance-based vesting restrictions, and 62,516 common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted stock awards or bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 395,860 common shares remaining available for future grants under the 2006 Plan at December 31, 2014, as well as 300,000 common shares remaining available for issuance and delivery under the ESPP. As of December 31, 2014, no offering periods had commenced under the ESPP since its approval by Peoples' shareholders on April

24, 2014. No common shares were available for future grants under the 1998 Plan and the 2002 Plan at December 31, 2014. No amount is included for potential future allocations to participants' bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in Note 16 of the Notes to the Consolidated Financial Statements.
Since 1991, Peoples has maintained the Deferred Compensation Plan, which provides a non-employee director of Peoples the ability to defer all or part of the compensation (including compensation in the form of common shares), and related federal income tax, received for services provided as a director of Peoples or one of its subsidiaries. Since 1998, directors participating in the Deferred Compensation Plan have been permitted to allocate their deferrals, with respect to cash compensation, between a cash account and a stock account. Deferrals with respect to compensation in the form of common shares are automatically allocated to the stock account. The cash account earns interest equal to Peoples Bank's three-year certificate of deposit interest rate. The stock account receives allocations to a bookkeeping account of Peoples' common shares on the first business day of each calendar quarter based upon the cash portion of amounts deferred during the previous calendar quarter and the fair market value of Peoples' common shares and is credited with subsequent cash dividends on the common shares previously allocated to the account (which will be similarly credited to the bookkeeping account as Peoples' common shares). The only right a participant in the Deferred Compensation Plan for Directors has with respect to his or her cash account and/or stock account is to receive distributions upon termination of service as a director. Distribution of the deferred amounts is made in a lump sum or annual installments. The stock account is distributed only in common shares of Peoples and the cash account is distributed only in cash.
In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan ("Retirement Savings Plan"), which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended. As of January 1, 2015, Peoples grandfathered previous contributions allocated to Peoples' common shares in the Retirement Savings Plan, however, no longer allowed future contributions to be allocated to Peoples' common shares.
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
The following auditor's reports and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

(a)(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 121.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 121.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 26, 2015	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/26/2015
Charles W. Sulerzyski

/s/ EDWARD G. SLOANE		Executive Vice President, Chief Financial Officer	2/26/2015
Edward G. Sloane		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/26/2015
Tara M. Abraham

/s/ CARL L. BAKER, JR.*		Director	2/26/2015
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*		Director	2/26/2015
George W. Broughton

/s/ DAVID F. DIERKER*		Director	2/26/2015
David F. Dierker

/s/ RICHARD FERGUSON*		Chairman of the Board and Director	2/26/2015
Richard Ferguson

/s/ JAMES S. HUGGINS*		Director	2/26/2015
James S. Huggins

/s/ BRENDA F. JONES, M.D.*		Director	2/26/2015
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Director	2/26/2015
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/26/2015
Susan D. Rector

/s/ THOMAS J. WOLF*		Director	2/26/2015
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 26th day of February, 2015.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B Peoples filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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
+Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally to the SEC upon request.

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2	Loan Agreement, dated as of December 18, 2012, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 4.1 to Peoples' Current Report on Form 8-K, dated and filed December 21, 2012 (File No. 0-16772) ("Peoples' December 21, 2012 Form 8-K")

4.3	Revolving Credit Note in the principal sum of $5,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.2 to Peoples' December 21, 2012 Form 8-K

4.4	Term Note in the principal sum of $24,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.3 to Peoples' December 21, 2012 Form 8-K

4.5	Negative Pledge Agreement, dated December 18, 2012 between Peoples Bancorp Inc. and U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.4 to Peoples' December 21, 2012 Form 8-K

4.6	First Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of December 17, 2013	Incorporated herein by reference to Exhibit 4.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 0-16772) ("Peoples' September 30, 2014 Form 10-Q")

4.7	Second Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Incorporated herein by reference to Exhibit 4.2 to Peoples' September 30, 2014 Form 10-Q

4.8	Third Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective December 18, 2014	Filed herewith

4.9	First Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Incorporated herein by reference to Exhibit 4.3 to Peoples' September 30, 2014 Form 10-Q

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 0-16772)
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569)

10.7	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935)

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples Bancorp Inc. under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples Bancorp Inc. under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1999 Form 10-K

10.11	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246)

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples Bancorp Inc. under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”)

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples Bancorp Inc.'s subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K

10.14
Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples Bancorp Inc. and its subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*
Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.15	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K

10.16	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.17	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.18	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.19	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by shareholders on April 25, 2013; sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan")*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 26, 2013 (File No. 0-16772)

10.2	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772)

10.21	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”)

10.22	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.23	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after June 27, 2013	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772) ("Peoples' June 30, 2013 Form 10-Q")

10.24	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) to be used for grants on and after June 27, 2013	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2013 Form 10-Q

10.25
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.8 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16772)

10.26
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. (from January 1, 2012 to July 24, 2013)*
Incorporated herein by reference to Exhibit 10.41 to Peoples’ 2011 Form 10-K

10.27
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for executives used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. (from January 1, 2012 to June 26, 2013)*
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.28	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after July 25, 2013	Incorporated herein by reference to Exhibit 10.5 to Peoples' June 30, 2013 Form 10-Q

10.29	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.30	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.31	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K

10.32	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.33	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Incorporated herein by reference to Exhibit 10.31 to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16722) (“Peoples’ 2009 Form 10-K”)

10.34	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-16772)

10.35	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.36	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.37
Form of Securities Purchase Agreement, made as of August 4, 2014, between Peoples Bancorp Inc. and each institutional investor purchasing common share s of Peoples Bancorp Inc. in the private placement that closed on August 7, 2014
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on August 4, 2014 (File No. 0-16772)

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements.