Form 10-Q
period 2015-03-31
PEOPLES BANCORP INC
filed 2015-05-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,376,505 common shares, without par value, at April 30, 2015.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Assets
Cash and due from banks	$49,792	$42,230
Interest-bearing deposits in other banks	116,610	19,224
Total cash and cash equivalents	166,402	61,454
Available-for-sale investment securities, at fair value (amortized cost of $748,622 at March 31, 2015 and $632,967 at December 31, 2014)	760,822	636,880
Held-to-maturity investment securities, at amortized cost (fair value of $48,774 at March 31, 2015 and $48,442 at December 31, 2014)	48,045	48,468
Other investment securities, at cost	36,251	28,311
Total investment securities	845,118	713,659
Loans, net of deferred fees and costs	1,996,296	1,620,898
Allowance for loan losses	(18,088)	(17,881)
Net loans	1,978,208	1,603,017
Loans held for sale	5,039	4,374
Bank premises and equipment, net	50,686	40,335
Goodwill	124,660	98,562
Other intangible assets	18,777	10,596
Other assets	58,141	35,772
Total assets	$3,247,031	$2,567,769
Liabilities
Non-interest-bearing deposits	$695,131	$493,162
Interest-bearing deposits	1,886,005	1,439,912
Total deposits	2,581,136	1,933,074
Short-term borrowings	91,101	88,277
Long-term borrowings	130,074	179,083
Accrued expenses and other liabilities	25,502	27,217
Total liabilities	2,827,813	2,227,651
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,918,525 shares issued at March 31, 2015 and 15,599,643 shares issued at December 31, 2014, including shares in treasury	342,484	265,742
Retained earnings	87,430	90,391
Accumulated other comprehensive income (loss), net of deferred income taxes	4,262	(1,301)
Treasury stock, at cost, 599,738 shares at March 31, 2015 and 590,246 shares at December 31, 2014	(14,958)	(14,714)
Total stockholders’ equity	419,218	340,118
Total liabilities and stockholders’ equity	$3,247,031	$2,567,769

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest Income:
Interest and fees on loans	$19,160	$13,373
Interest and dividends on taxable investment securities	4,363	4,340
Interest on tax-exempt investment securities	596	416
Other interest income	40	23
Total interest income	24,159	18,152
Interest Expense:
Interest on deposits	1,559	1,568
Interest on short-term borrowings	35	32
Interest on long-term borrowings	1,146	1,072
Total interest expense	2,740	2,672
Net interest income	21,419	15,480
Provision for loan losses	350	8
Net interest income after provision for loan losses	21,069	15,472
Other Income:
Insurance income	4,312	4,116
Deposit account service charges	2,295	2,111
Trust and investment income	2,047	1,847
Electronic banking income	1,980	1,539
Mortgage banking income	303	227
Net gain (loss) on investment securities	600	(30)
Net (loss) gain on asset disposals and other transactions	(1,103)	11
Other non-interest income	571	455
Total other income	11,005	10,276
Other Expenses:
Salaries and employee benefit costs	17,361	10,792
Professional fees	2,447	854
Net occupancy and equipment	2,295	1,816
Electronic banking expense	1,124	1,082
Data processing and software	735	570
Amortization of other intangible assets	673	263
Marketing expense	645	459
Franchise tax	548	385
Communication expense	502	359
FDIC insurance	424	260
Foreclosed real estate and other loan expenses	321	215
Other non-interest expense	5,839	1,762
Total other expenses	32,914	18,817
(Loss) income before income taxes	(840)	6,931
Income tax (benefit) expense	(151)	2,148
Net (loss) income	$(689)	$4,783
(Loss) earnings per common share - basic	$(0.04)	$0.45
(Loss) earnings per common share - diluted	$(0.04)	$0.44
Weighted-average number of common shares outstanding - basic	15,802,334	10,636,089
Weighted-average number of common shares outstanding - diluted	15,930,235	10,740,884
Cash dividends declared	$2,272	$1,623
Cash dividends declared per common share	$0.15	$0.15
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net (loss) income	$(689)	$4,783
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	8,886	8,640
Related tax expense	(3,111)	(3,024)
Less: reclassification adjustment for net gain (loss) included in net income	600	(30)
Related tax (expense) benefit	(210)	11
Net effect on other comprehensive income	5,385	5,635
Defined benefit plans:
Net loss arising during the period	(26)	(1,053)
Related tax benefit	9	370
Amortization of unrecognized loss and service cost on benefit plans	32	31
Related tax expense	(12)	(11)
Recognition of loss due to settlement and curtailment	269	486
Related tax expense	(94)	(170)
Net effect on other comprehensive income (loss)	178	(347)
Total other comprehensive income, net of tax	5,563	5,288
Total comprehensive income	$4,874	$10,071

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net loss		(689)			(689)
Other comprehensive income, net of tax			5,563		5,563
Cash dividends declared		(2,272)			(2,272)
Reissuance of treasury stock for common stock option exercises				—	—
Tax benefit from exercise of stock options	63				63
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				155	155
Purchase of treasury stock				(534)	(534)
Common shares issued under dividend reinvestment plan	99				99
Common shares issued under compensation plan for Board of Directors	(6)			54	48
Common shares issued under employee stock purchase plan	(6)			81	75
Stock-based compensation expense	565				565
Issuance of common shares related to acquisition of
NB&T Financial Group, Inc.	76,027				76,027
Balance, March 31, 2015	$342,484	$87,430	$4,262	$(14,958)	$419,218

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net cash (used in) provided by operating activities	$(5,884)	$10,331
Investing activities:
Available-for-sale investment securities:
Purchases	(33,787)	(33,014)
Proceeds from sales	42,803	41,565
Proceeds from principal payments, calls and prepayments	21,646	15,642
Held-to-maturity investment securities:
Purchases	—	—
Proceeds from principal payments	316	312
Net decrease (increase) in loans	15,384	(29,981)
Net expenditures for premises and equipment	(2,152)	(1,674)
Proceeds from sales of other real estate owned	55	138
Proceeds from bank owned life insurance contracts	—	3,067
Business acquisitions, net of cash received	103,597	—
Return of investment in limited partnership and tax credit funds	—	358
Net cash provided by (used in) investing activities	147,862	(3,587)
Financing activities:
Net increase in non-interest-bearing deposits	76,533	7,738
Net (decrease) increase in interest-bearing deposits	(57,900)	44,601
Net increase (decrease) in short-term borrowings	2,824	(44,813)
Payments on long-term borrowings	(55,867)	(1,668)
Cash dividends paid	(2,149)	(1,517)
Purchase of treasury stock	(534)	(266)
Proceeds from issuance of common shares	—	2
Excess tax benefit from share-based payments	63	43
Net cash (used in) provided by financing activities	(37,030)	4,120
Net increase in cash and cash equivalents	104,948	10,864
Cash and cash equivalents at beginning of period	61,454	53,820
Cash and cash equivalents at end of period	$166,402	$64,684

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2014 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2015, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2014, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2014 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples’ insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year. For the three months ended March 31, 2015 and 2014, the amount of performance-based insurance commissions recognized totaled $1.5 million and $1.2 million, respectively.
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

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
March 31, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	5,488	—	5,488	—
States and political subdivisions	118,447	—	118,447	—
Residential mortgage-backed securities	597,232	6,439	590,793	—
Commercial mortgage-backed securities	28,241	—	28,241	—
Bank-issued trust preferred securities	5,649	—	5,649	—
Equity securities	5,765	5,562	203	—
Total available-for-sale securities	$760,822	$12,001	$748,821	$—
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$1	$—
U.S. government sponsored agencies	5,950	—	5,950	—
States and political subdivisions	64,743	—	64,743	—
Residential mortgage-backed securities	527,291	—	527,291	—
Commercial mortgage-backed securities	27,847	—	27,847	—
Bank-issued trust preferred securities	5,645	—	5,645	—
Equity securities	5,403	5,204	199	—
Total available-for-sale securities	$636,880	$5,204	$631,676	$—
Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Obligations of:
States and political subdivisions	$4,308	$—	$4,308	$—
Residential mortgage-backed securities	36,835	—	36,835	—
Commercial mortgage-backed securities	7,631	—	7,631	—
Total held-to-maturity securities	$48,774	$—	$48,774	$—
December 31, 2014
Obligations of:
States and political subdivisions	$4,282	$—	$4,282	$—
Residential mortgage-backed securities	36,740	—	36,740	—
Commercial mortgage-backed securities	7,420	—	7,420	—
Total held-to-maturity securities	$48,442	$—	$48,442	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in their overall assessment of the reasonableness of the fair values provided, and challenges prices when they believe a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2015, impaired loans with an aggregate outstanding principal balance of $1.4 million were measured and reported at a fair value of $1.3 million.  For the three months ended March 31, 2015, Peoples recognized $135,000 of losses on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$166,402	$166,402	$61,454	$61,454
Investment securities	845,118	845,847	713,659	713,633
Loans	1,983,247	1,950,086	1,607,391	1,581,813
Financial liabilities:
Deposits	$2,581,136	$2,586,216	$1,933,074	$1,938,021
Short-term borrowings	91,101	91,101	88,277	88,277
Long-term borrowings	130,074	135,516	179,083	183,878
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	5,351	137	—	5,488
States and political subdivisions	114,775	3,734	(62)	118,447
Residential mortgage-backed securities	592,904	8,965	(4,637)	597,232
Commercial mortgage-backed securities	27,907	353	(19)	28,241
Bank-issued trust preferred securities	6,137	5	(493)	5,649
Equity securities	1,548	4,297	(80)	5,765
Total available-for-sale securities	$748,622	$17,491	$(5,291)	$760,822
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$1
U.S. government sponsored agencies	5,836	114	—	5,950
States and political subdivisions	62,292	2,510	(59)	64,743
Residential mortgage-backed securities	529,245	5,910	(7,864)	527,291
Commercial mortgage-backed securities	28,021	112	(286)	27,847
Bank-issued trust preferred securities	6,132	3	(490)	5,645
Equity securities	1,440	4,044	(81)	5,403
Total available-for-sale securities	$632,967	$12,693	$(8,780)	$636,880
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both March 31, 2015 and December 31, 2014.  At March 31, 2015, there were no securities of a single issuer, other than U.S. Treasury and government agencies, and U.S. government sponsored agencies/enterprises, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Gross gains realized	$600	$514
Gross losses realized	—	544
Net gain (loss) realized	$600	$(30)
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2015
Obligations of:
States and political subdivisions	$5,706	$54	10	$214	$8	1	$5,920	$62
Residential mortgage-backed securities	108,910	1,034	31	128,705	3,603	36	237,615	4,637
Commercial mortgage-backed securities	7,516	19	2	—	—	—	7,516	19
Bank-issued trust preferred securities	—	—	—	2,505	493	3	2,505	493
Equity securities	41	1	2	96	79	1	137	80
Total	$122,173	$1,108	45	$131,520	$4,183	41	$253,693	$5,291
December 31, 2014
Obligations of:
States and political subdivisions	$2,602	$12	4	$5,788	$47	8	$8,390	$59
Residential mortgage-backed securities	114,018	1,091	21	216,224	6,773	57	330,242	7,864
Commercial mortgage-backed securities	—	—	—	19,404	286	4	19,404	286
Bank-issued trust preferred securities	—	—	—	2,509	490	3	2,509	490
Equity securities	40	2	2	96	79	1	136	81
Total	$116,660	$1,105	27	$244,021	$7,675	73	$360,681	$8,780
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2015, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2015 and December 31, 2014, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2015, approximately 99% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.9 million and $0.6 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2015 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	985	—	4,366	5,351
States and political subdivisions	275	6,432	31,498	76,570	114,775
Residential mortgage-backed securities	—	12,206	35,513	545,185	592,904
Commercial mortgage-backed securities	—	—	22,983	4,924	27,907
Bank-issued trust preferred securities	—	—	—	6,137	6,137
Equity securities					1,548
Total available-for-sale securities	$275	$19,623	$89,994	$637,182	$748,622
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	999	—	4,489	5,488
States and political subdivisions	280	6,718	32,558	78,891	118,447
Residential mortgage-backed securities	—	12,306	36,046	548,880	597,232
Commercial mortgage-backed securities	—	—	23,197	5,044	28,241
Bank-issued trust preferred securities	—	—	—	5,649	5,649
Equity securities					5,765
Total available-for-sale securities	$280	$20,023	$91,801	$642,953	$760,822
Total weighted-average yield	4.61%	3.29%	2.88%	2.74%	2.79%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Obligations of:
States and political subdivisions	$3,838	$474	$(4)	$4,308
Residential mortgage-backed securities	36,564	504	(233)	36,835
Commercial mortgage-backed securities	7,643	10	(22)	7,631
Total held-to-maturity securities	$48,045	$988	$(259)	$48,774
December 31, 2014
Obligations of:
States and political subdivisions	$3,841	$448	$(7)	$4,282
Residential mortgage-backed securities	36,945	189	(394)	36,740
Commercial mortgage-backed securities	7,682	9	(271)	7,420
Total held-to-maturity securities	$48,468	$646	$(672)	$48,442
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2015 and 2014.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$324	$4	1	$324	$4
Residential mortgage-backed securities	3,148	15	1	10,655	218	2	13,803	233
Commercial mortgage-backed securities	—	—	—	6,573	22	1	6,573	22
Total	$3,148	$15	1	$17,552	$244	4	$20,700	$259
December 31, 2014
Obligations of:
States and political subdivisions	$—	$—	—	$323	$7	1	$323	$7
Residential mortgage-backed securities	$—	$—	—	$18,242	$394	5	$18,242	$394
Commercial mortgage-backed securities	—	—	—	6,356	271	1	6,356	271
Total	$—	$—	—	$24,921	$672	7	$24,921	$672
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$328	$3,510	$3,838
Residential mortgage-backed securities	—	—	503	36,061	36,564
Commercial mortgage-backed securities	—	—	—	7,643	7,643
Total held-to-maturity securities	$—	$—	$831	$47,214	$48,045
Fair value
Obligations of:
States and political subdivisions	$—	$—	$324	$3,984	$4,308
Residential mortgage-backed securities	—	—	508	36,327	36,835
Commercial mortgage-backed securities	—	—	—	7,631	7,631
Total held-to-maturity securities	$—	$—	$832	$47,942	$48,774
Total weighted-average yield	—%	—%	2.61%	2.78%	2.78%
Other Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $487.8 million and $352.8 million at March 31, 2015 and December 31, 2014, respectively, and held-to-maturity investment securities with carrying values of $22.8 million and $22.9 million at March 31, 2015 and December 31, 2014, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $12.9 million and $13.5 million at March 31, 2015 and December 31, 2014, respectively, and held-to-maturity securities with carrying values of $24.2 million and $24.5 million at March 31, 2015 and December 31, 2014, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4.  Loans

Peoples' loan portfolio has consisted of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter in a business combination. The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$44,276	$37,901
Commercial real estate, other	429,541	434,660
Commercial real estate	473,817	472,561
Commercial and industrial	247,103	249,975
Residential real estate	256,551	254,169
Home equity lines of credit	63,491	62,463
Consumer	176,857	169,913
Deposit account overdrafts	3,146	2,933
Total originated loans	$1,220,965	$1,212,014
Acquired Loans:
Commercial real estate, construction	$9,759	$1,051
Commercial real estate, other	317,225	121,475
Commercial real estate	326,984	122,526
Commercial and industrial	78,873	30,056
Residential real estate	317,529	225,274
Home equity lines of credit	38,222	18,232
Consumer	13,723	12,796
Deposit account overdrafts	—	—
Total acquired loans	$775,331	$408,884
Loans, net of deferred fees and costs	$1,996,296	$1,620,898
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate	$19,036	$7,762
Commercial and industrial	3,722	1,041
Residential real estate	30,197	15,183
Consumer	304	306
Total outstanding balance	$53,259	$24,292
Net carrying amount	$43,210	$19,067
Changes in the accretable yield for the three months ended March 31, 2015 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2014	$3,172
Additions:
Reclassification from nonaccretable to accretable	1,112
NB&T Financial Group, Inc.	4,783
Accretion	(311)
Balance, March 31, 2015	$8,756
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $447.9 million and $457.1 million at March 31, 2015 and December 31, 2014, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $140.4 million and $150.7 million at March 31, 2015 and December 31, 2014, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	2,128	2,575	394	—
Commercial real estate	2,128	2,575	394	—
Commercial and industrial	1,277	1,286	125	—
Residential real estate	3,228	3,049	73	818
Home equity lines of credit	432	341	34	20
Consumer	14	19	—	2
Total originated loans	$7,079	$7,270	$626	$840
Acquired loans:
Commercial real estate, construction	$96	$96	$—	$—
Commercial real estate, other	37	9	1,752	567
Commercial real estate	133	105	1,752	567
Commercial and industrial	451	708	283	301
Residential real estate	680	304	1,023	1,083
Home equity lines of credit	19	19	13	—
Consumer	—	—	3	8
Total acquired loans	$1,283	$1,136	$3,074	$1,959
Total loans	$8,362	$8,406	$3,700	$2,799
The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due					Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2015
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—		$44,276	$44,276
Commercial real estate, other	2,926	49	1,395	4,370		425,171	429,541
Commercial real estate	2,926	49	1,395	4,370		469,447	473,817
Commercial and industrial	757	14	1,367	2,138		244,965	247,103
Residential real estate	3,737	591	927	5,255		251,296	256,551
Home equity lines of credit	113	83	274	470		63,021	63,491
Consumer	685	118	—	803		176,054	176,857
Deposit account overdrafts	23	—	—	23		3,123	3,146
Total originated loans	$8,241	$855	$3,963	$13,059		$1,207,906	$1,220,965
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96		$9,663	$9,759
Commercial real estate, other	1,634	271	1,760	3,665		313,560	317,225
Commercial real estate	1,634	271	1,856	3,761		323,223	326,984
Commercial and industrial	1,737	341	283	2,361		76,512	78,873
Residential real estate	5,341	805	1,267	7,413		310,116	317,529
Home equity lines of credit	27	19	13	59		38,163	38,222
Consumer	145	28	3	176		13,547	13,723
Deposit account overdrafts	—	—	—	—	—	—	—
Total acquired loans	$8,884	$1,464	$3,422	$13,770		$761,561	$775,331
Total loans	$17,125	$2,319	$7,385	$26,829		$1,969,467	$1,996,296
December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—		$37,901	$37,901
Commercial real estate, other	565	285	1,220	2,070		432,590	434,660
Commercial real estate	565	285	1,220	2,070		470,491	472,561
Commercial and industrial	17	18	1,245	1,280		248,695	249,975
Residential real estate	4,502	1,062	1,902	7,466		246,703	254,169
Home equity lines of credit	344	425	129	898		61,565	62,463
Consumer	1,136	157	2	1,295		168,618	169,913
Deposit account overdrafts	65	—	—	65		2,868	2,933
Total originated loans	$6,629	$1,947	$4,498	$13,074		$1,198,940	$1,212,014
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96		$955	$1,051
Commercial real estate, other	1,067	143	567	1,777		119,698	121,475
Commercial real estate	1,067	143	663	1,873		120,653	122,526
Commercial and industrial	46	6	815	867		29,189	30,056
Residential real estate	4,026	1,331	1,179	6,536		218,738	225,274
Home equity lines of credit	9	19	—	28		18,204	18,232
Consumer	245	27	8	280		12,516	12,796
Deposit account overdrafts	—	—	—	—	—	—	—
Total acquired loans	$5,393	$1,526	$2,665	$9,584		$399,300	$408,884
Total loans	$12,022	$3,473	$7,163	$22,658		$1,598,240	$1,620,898
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2014 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2015
Originated loans:
Commercial real estate, construction	$44,011	$—	$—	$—	$265	$44,276
Commercial real estate, other	401,076	12,014	16,451	—	—	429,541
Commercial real estate	445,087	12,014	16,451	—	265	473,817
Commercial and industrial	220,201	8,961	17,096	1	844	247,103
Residential real estate	21,241	1,081	13,089	237	220,903	256,551
Home equity lines of credit	763	—	762	—	61,966	63,491
Consumer	68	—	6	—	176,783	176,857
Deposit account overdrafts	—	—	—	—	3,146	3,146
Total originated loans	$687,360	$22,056	$47,404	$238	$463,907	$1,220,965
Acquired loans:
Commercial real estate, construction	$9,759	$—	$—	$—	$—	$9,759
Commercial real estate, other	282,216	18,045	16,461	503	—	317,225
Commercial real estate	291,975	18,045	16,461	503	—	326,984
Commercial and industrial	69,323	4,396	4,812	342	—	78,873
Residential real estate	19,077	1,775	836	—	295,841	317,529
Home equity lines of credit	324	—	—	—	37,898	38,222
Consumer	336	—	1	—	13,386	13,723
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$381,035	$24,216	$22,110	$845	$347,125	$775,331
Total loans	$1,068,395	$46,272	$69,514	$1,083	$811,032	$1,996,296
December 31, 2014
Originated loans:
Commercial real estate, construction	$37,637	$—	$—	$—	$264	$37,901
Commercial real estate, other	405,224	12,316	17,120	—	—	434,660
Commercial real estate	442,861	12,316	17,120	—	264	472,561
Commercial and industrial	239,168	8,122	2,684	1	—	249,975
Residential real estate	21,296	1,195	11,601	56	220,021	254,169
Home equity lines of credit	767	—	965	—	60,731	62,463
Consumer	60	1	8	—	169,844	169,913
Deposit account overdrafts	—	—	—	—	2,933	2,933
Total originated loans	$704,152	$21,634	$32,378	$57	$453,793	$1,212,014
Acquired loans:
Commercial real estate, construction	$955	$—	$—	$—	$96	$1,051
Commercial real estate, other	106,115	7,100	8,260	—	—	121,475
Commercial real estate	107,070	7,100	8,260	—	96	122,526
Commercial and industrial	27,313	255	2,294	194	—	30,056
Residential real estate	13,458	833	1,540	—	209,443	225,274
Home equity lines of credit	98	—	—	—	18,134	18,232
Consumer	279	—	—	—	12,517	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$148,218	$8,188	$12,094	$194	$240,190	$408,884
Total loans	$852,370	$29,822	$44,472	$251	$693,983	$1,620,898
Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2015
Commercial real estate, construction	$44	$—	$44	$44	$—	$18	$2
Commercial real estate, other	1,762	742	786	1,528	189	675	18
Commercial real estate	1,806	$742	$830	$1,572	$189	$693	$20
Commercial and industrial	4,330	1,428	2,103	3,531	527	1,249	11
Residential real estate	9,895	51	9,034	9,085	9	2,996	160
Home equity lines of credit	429	—	427	427	—	156	51
Consumer	155	—	149	149	—	60	41
Total	$16,615	$2,221	$12,543	$14,764	$725	$5,154	$283
December 31, 2014
Commercial real estate, construction	$101	$—	$96	96	$—	$57	$6
Commercial real estate, other	2,074	653	1,148	1,801	189	1,632	7
Commercial real estate	2,175	$653	$1,244	$1,897	$189	$1,689	$13
Commercial and industrial	2,379	1,945	399	2,344	816	493	5
Residential real estate	6,889	53	6,372	6,425	9	3,543	272
Home equity lines of credit	500	—	498	498	—	298	18
Consumer	155	—	150	150	—	109	11
Total	$12,098	$2,651	$8,663	$11,314	$1,014	$6,132	$319
At March 31, 2015, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the borrower is currently in payment default on any of the borrower's debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the borrower has declared or is in the process of declaring bankruptcy; and (iv) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
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

The following table summarizes the loans that were modified as a TDR during the three months ended March 31.

		Three Months Ended
		Recorded Investment (1)
	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2015
Originated loans:
Commercial real estate, other	—	$—	$—	$—
Residential real estate	—	—	—	—
Home equity lines of credit	5	217	217	217
Consumer	1	3	3	3
Acquired loans:
Residential real estate	4	$419	$419	$419
March 31, 2014
Originated loans:
Commercial real estate, other	1	$511	$511	$503
Residential real estate	8	496	497	496
Home equity lines of credit	2	47	47	47
Consumer	5	64	64	64
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans for the three months ended March 31 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification).

	March 31, 2015			March 31, 2014
	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Residential real estate	—	$—	$—	1	$51	$—
Total	—	$—	$—	1	$51	$—
Acquired loans:
Residential real estate	—	$—	$—	1	$40	$—
Total	—	$—	$—	1	$40	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(10)	—	(186)	(58)	(187)	(143)	(584)
Recoveries	55	12	115	15	186	58	441
Net recoveries (charge-offs)	45	12	(71)	(43)	(1)	(85)	(143)
(Recovery of) provision for loan losses	(796)	1,059	4	57	(74)	100	350
Balance, March 31, 2015	$9,074	$5,107	$1,560	$708	$1,512	$127	$18,088

Period-end amount allocated to:
Loans individually evaluated for impairment	$189	$527	$9	$—	$—	$—	$725
Loans collectively evaluated for impairment	8,885	4,580	1,551	708	1,512	127	17,363
Ending balance	$9,074	$5,107	$1,560	$708	$1,512	$127	$18,088

Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	—	(49)	(137)	(20)	(302)	(110)	(618)
Recoveries	112	5	38	6	184	70	415
Net recoveries (charge-offs)	112	(44)	(99)	(14)	(118)	(40)	(203)
Provision for loan losses	—	—	—	—	—	8	8
Balance, March 31, 2014	$13,327	$2,130	$782	$329	$198	$104	$16,870

Period-end amount allocated to:
Loans individually evaluated for impairment	$111	$526	$—	$—	$—	$—	$637
Loans collectively evaluated for impairment	13,216	1,604	782	329	198	104	16,233
Ending balance	$13,327	$2,130	$782	$329	$198	$104	$16,870
The reduction in the allowance for loan losses allocated to commercial real estate, and related recovery of loan losses recorded during 2015 compared to 2014 was driven by net recoveries in recent years reducing the historical loss rates. Increases in commercial and industrial, residential real estate, home equity lines of credit and consumer categories of the allowance for loan losses, and related provision for loan losses recorded during 2015 were driven by net charge-off activity and increases in these respective loan portfolios.

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$13,174	3.50%	$14,369	3.50%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB putable, non-amortizing, fixed rate advances	50,000	3.32%	83,995	3.30%
FHLB amortizing, fixed rate advances	20,313	2.61%	40,719	2.13%
Subordinated debt	6,587	1.76%	—	—%
Total long-term borrowings	$130,074	3.24%	$179,083	3.12%
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of five years. On August 4, 2014, the Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the interest rate on the term loan was reduced from 3.80% to 3.50%, and certain loan covenants related to the operations of Peoples' business were modified under the Amended Loan Agreement. Peoples is required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. This note may be prepaid at any time prior to maturity without penalties, so long as no default has occurred. Concurrently, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is also subject to certain covenants under the Amended Loan Agreement, which include restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

•
Peoples and Peoples Bank, National Association ("Peoples Bank") must maintain, as of the last day of each fiscal quarter, sufficient capital to qualify as "well capitalized" under applicable regulatory guidance;

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
•minimum liquidity position of $2 million at Peoples; and

•
Peoples Bank must maintain a ratio of "Allowance for Loan Losses" to "Nonperforming Loans" (as each term is defined in the Amended Loan Agreement) of not less than 70% measured as of the last day of each fiscal quarter.

As of March 31, 2015, Peoples was in compliance with the applicable material covenants imposed by the Amended Loan Agreement.
Peoples' callable national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the agreement. If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date. Peoples is required to make quarterly interest payments.
The putable, non-amortizing, fixed rate FHLB advances have original maturities ranging from ten to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advance after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. The amortizing, fixed rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. During the first quarter of 2015, Peoples repaid several FHLB advances including putable, non-amortizing, fixed rate advances and amortizing, fixed-rate advances, totaling approximately $52.1 million that resulted in early termination fees of $520,000, and had a weighted-average cost of 1.49%.
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Unaudited Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine Months Ending December 31, 2015	$6,819	2.91%
Year Ending December 31, 2016	7,734	3.07%
Year Ending December 31, 2017	7,126	3.16%
Year Ending December 31, 2018	42,390	3.33%
Year Ending December 31, 2019	41,426	3.59%
Thereafter	24,579	2.69%
Total long-term borrowings	$130,074	3.24%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2015:

	Common Stock	Treasury Stock
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grants of restricted common shares	107,036	—
Release of restricted common shares	—	21,636
Exercise of stock options for common shares	—	—
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	1,256
Reissuance of treasury stock	—	(8,125)
Common shares issued under dividend reinvestment plan	4,148	—
Common shares issued under compensation plan for Board of Directors	—	(2,100)
Common shares issued under employee stock purchase plan	—	(3,175)
Issuance of common shares related to the acquisition of
NB&T Financial Group, Inc.	3,207,698	—
Shares at March 31, 2015	18,918,525	599,738
On March 6, 2015, Peoples completed its acquisition of NB&T, and issued 3,207,698 common shares reflecting $76.0 million of consideration, with the remainder paid in cash. Additional information regarding the NB&T acquisition can be found in Note 10 - Acquisitions in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2015, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$2,542	$(3,843)	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(390)	—	(390)
Realized loss due to settlement and curtailment, net of tax	—	175	175
Other comprehensive income, net of reclassifications and tax	5,775	3	5,778
Balance, March 31, 2015	$7,927	$(3,665)	$4,262

Note 7.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to participate in a group Medicare supplemental plan. Peoples’ policy is to fund the cost of the health benefits as they arise.
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest cost	$115	$143
Expected return on plan assets	(130)	(169)
Amortization of net loss	33	33
Settlement of benefit obligation	269	486
Net periodic cost	$287	$493

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest cost	$1	$1
Amortization of net gain	(1)	(2)
Net periodic benefit	$—	$(1)
Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. In general, both the projected benefit obligation and the fair value of plan assets are required to be remeasured in order to determine the settlement gain or loss.
In the first three months of 2015, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of January 1, 2015 as part of the calculation of the settlement loss recognized.

The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlements for the three months ended March 31, 2015:

	As of	March 31, 2015
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2014
Projected benefit obligation	$13,695	$13,903	$(625)	$13,278
Fair value of plan assets	8,259	8,454	(625)	7,829
Funded status	$(5,436)	$(5,449)	$—	$(5,449)

Gross unrealized loss (gain)	$5,979	$5,974	$(269)	$5,705

Assumptions:
Discount rate	3.50%	3.40%		3.40%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 8.  (Loss) Earnings Per Common Share

The calculations of basic and diluted (loss) earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Distributed earnings allocated to common shareholders	$2,243	$1,605
Undistributed (loss) earnings allocated to common shareholders	(2,941)	3,146
Net (loss) earnings allocated to common shareholders	$(698)	$4,751

Weighted-average common shares outstanding	15,802,334	10,636,089
Effect of potentially dilutive common shares	127,901	104,795
Total weighted-average diluted common shares outstanding	15,930,235	10,740,884

(Loss) Earnings per common share:
Basic	$(0.04)	$0.45
Diluted	$(0.04)	$0.44

Anti-dilutive shares excluded from calculation:
Stock options and SARs	42,584	73,422

Note 9.  Stock-Based Compensation

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
The following table summarizes the changes to Peoples' stock options for the three months ended March 31, 2015:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	38,577	$28.09
Expired	8,482	27.38
Outstanding at March 31	30,095	$28.29	0.8 years	$—
Exercisable at March 31	30,095	$28.29	0.8 years	$—
The following table summarizes Peoples’ stock options outstanding at March 31, 2015:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$26.01	to	$27.74	5,198	0.0 years	$26.01
$28.25	to	$28.26	13,697	0.9 years	28.25
$28.57	to	$30.00	11,200	1.1 years	29.40
Total			30,095	0.8 years	$28.29
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the three months ended March 31, 2015:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Outstanding at March 31	21,292	$25.96	2.3 years	$1,000
Exercisable at March 31	21,292	$25.96	2.3 years	$1,000

The following table summarizes Peoples’ SARs outstanding at March 31, 2015:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	2.3 years
$23.77	10,582	2.7 years
$29.25	8,710	1.8 years
Total	21,292	2.3 years
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2015, Peoples granted restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.

The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2015:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	47,591	$19.48	125,079	$21.73
Awarded	—	—	107,961	23.63
Released	23,712	15.70	49,058	21.74
Forfeited	500	15.64	425	21.79
Outstanding at March 31	23,379	$23.39	183,557	$22.84

For the three months ended March 31, 2015, the total intrinsic value of restricted common shares released was $1.7 million.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Total stock-based compensation	$565	$490
Recognized tax benefit	(198)	(172)
Net expense recognized	$367	$318
Total unrecognized stock-based compensation expense related to unvested awards was $2.8 million at March 31, 2015, which will be recognized over a weighted-average period of 2.4 years.

Note 10. Acquisitions

As of the close of business on March 6, 2015, Peoples completed its acquisition of NB&T for total consideration of $102.7 million which reflected the conversion of each of the 3,442,329 outstanding NB&T common shares into $7.75 in cash and 0.9319 in Peoples' common shares. NB&T merged into Peoples and NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operates 22 full-service branches in southwest Ohio, merged into Peoples Bank. The acquisition was accounted for as a business combination under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The goodwill recognized will not be deductible for income tax purposes.
As a result of the NB&T acquisition, Peoples acquired loans of $390.0 million and deposits of $629.5 million after preliminary acquisition accounting adjustments. The balances and operations related to the acquisition are included in Peoples' Unaudited Consolidated Financial Statements from the date of the acquisition.
The following table provides the preliminary purchase price calculation as of the date of acquisition for NB&T, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	NB&T
Purchase Price
Common shares outstanding of acquired company at acquisition date	3,442,329
Cash purchase price per share	$7.75
Cash consideration	26,678
Number of common shares of Peoples issued for each common share of acquired company	0.9319
Price per Peoples common share, based on closing stock price on acquisition date	$23.70
Common share consideration	76,027
Total purchase price	$102,705

Net Assets at Fair Value
Assets
Cash and cash equivalents	$130,275
Investment securities	156,392
Loans, including loans held for sale, net of deferred fees and costs	389,985
Bank premises and equipment, net	10,702
Other intangible assets	8,868
Other assets	24,070
Total assets	720,292
Liabilities
Deposits	629,512
Borrowings	6,570
Accrued expenses and other liabilities	7,603
Total liabilities	643,685
Net assets	$76,607
Goodwill	$26,098

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the preliminary fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	NB&T
Nonimpaired Loans
Contractual cash flows	$541,292
Nonaccretable difference	76,853
Expected cash flows	464,439
Accretable yield	99,678
Fair value	$364,761

Purchase Credit Impaired Loans
Contractual cash flows	$44,936
Nonaccretable difference	14,929
Expected cash flows	30,007
Accretable yield	4,783
Fair value	$25,224
Peoples recorded non-interest expenses related to acquisitions, mainly the NB&T acquisition, of $9.0 million and net losses on asset disposals related to the NB&T acquisition of $0.6 million in the Consolidated Statement of Operations for the three months ended March 31, 2015.
The following table is a preliminary summary of the changes in goodwill and intangible assets during the period ended March 31, 2015:

(Dollars in thousands)	Goodwill	Gross Core Deposits	Gross Customer Relationships
Balance, December 31, 2014	$98,562	$13,546	$8,859
Acquired intangible assets	26,098	8,623	—
Balance, March 31, 2015	$124,660	$22,169	$8,859

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2015
Core deposits	$22,169	$(8,232)	$13,937
Customer relationships	8,859	(6,488)	2,371
Total acquired intangible assets	$31,028	$(14,720)	$16,308
Servicing rights			2,469
Total other intangible assets			$18,777

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2015	2014
SIGNIFICANT RATIOS
Return on average stockholders' equity	(0.78)%	8.56%
Return on average assets	(0.10)%	0.95%
Net interest margin	3.46%	3.35%
Efficiency ratio (a)	96.71%	71.13%
Pre-provision net revenue to average assets (b)	—%	1.38%
Average stockholders' equity to average assets	12.97%	11.05%
Average loans to average deposits	81.70%	76.94%
Dividend payout ratio	N/A	33.91%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	0.60%	0.73%
Nonperforming assets as a percent of total assets (c)(d)	0.42%	0.47%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	0.68%	0.79%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (c)(d)	1.48%	1.49%
Allowance for loan losses as a percent of nonperforming loans (c)(d)	149.96%	188.19%
Provision for loan losses as a percent of average total loans	0.08%	—%
Net recoveries as a percentage of average total loans (annualized)	0.03%	0.07%
CAPITAL RATIOS (d)
Common Equity Tier 1	13.74%	N/A
Tier 1	14.06%	12.56%
Total (Tier 1 and Tier 2)	15.03%	13.92%
Tier 1 leverage	10.98%	8.56%
Tangible equity to tangible assets (e)	8.89%	7.66%
PER COMMON SHARE DATA
(Loss) earnings per common share – Basic	$(0.04)	$0.45
(Loss) earnings per common share – Diluted	(0.04)	0.44
Cash dividends declared per common share	0.15	0.15
Book value per common share (d)	22.82	21.63
Tangible book value per common share (d)(e)	$15.01	$14.38
Weighted-average number of common shares outstanding – Basic	15,802,334	10,636,089
Weighted-average number of common shares outstanding – Diluted	15,930,235	10,740,884
Shares outstanding at end of period	18,374,256	10,657,569

(a)
Non-interest expense (less other intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals and other transactions).

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

Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of recently completed acquisitions and the expansion of consumer lending activity;

(2)
Peoples' ability to integrate the Midwest Bancshares, Inc., Ohio Heritage Bancorp, Inc., North Akron Savings Bank and NB&T acquisitions and any future acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(4)
local, regional, national and international economic conditions and the impact they may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

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

(21)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts; and

(22)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ 2014 Form 10-K.

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2014 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 81 financial service locations and 81 ATMs in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary, employee benefit plans and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2015, which were unchanged from the policies disclosed in Peoples’ 2014 Form 10-K.

 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
At the close of business on March 6, 2015, Peoples completed the acquisition of NB&T and the 22 full-service offices of its subsidiary The National Bank and Trust Company in southwestern Ohio. Under the terms of the merger agreement, Peoples paid 0.9319 of Peoples' common shares and $7.75 in cash for each common share of NB&T, or total consideration of $102.7 million. The acquisition added $390.0 million of loans and $629.5 million of deposits at the acquisition date, after initial acquisition accounting adjustments.

◦
At the close of business on October 24, 2014, Peoples completed the acquisition of North Akron Savings Bank ("North Akron") and its 4 full-service offices in Akron, Cuyahoga Falls, Munroe and Norton, Ohio. Under the terms of the merger agreement, Peoples paid $7,655 of consideration per share of North Akron common stock, or $20.1 million, of which 80% was paid in Peoples' common shares and the remaining 20% in cash. The acquisition added $111.5 million of loans and $108.1 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement (the "Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the sale, and used the proceeds, in part, to fund the cash consideration for the NB&T acquisition.

◦
At the close of business on August 22, 2014, Peoples completed the acquisition of Ohio Heritage Bancorp, Inc. ("Ohio Heritage") and the 6 full-service offices of its subsidiary Ohio Heritage Bank in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio. Under the terms of the agreement, Peoples paid $110.00 of consideration per share of Ohio Heritage common stock, or $37.7 million, of which 85% was paid in Peoples' common shares and the remaining 15% in cash. The acquisition added $175.8 million of loans and $174.9 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
At the close of business on May 30, 2014, Peoples completed the acquisition of Midwest Bancshares, Inc. ("Midwest") and the 2 full-service offices of its subsidiary First National Bank of Wellston in Wellston and Jackson, Ohio. Under the terms of the agreement, Peoples paid $65.50 of consideration per share of Midwest common stock, or $12.6 million, of which 50% was paid in cash and the remaining 50% in Peoples' common shares. The acquisition added $58.7 million of loans and $77.9 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
In the first quarter of 2015, Peoples incurred $9.6 million of acquisition-related expenses, compared to $1.9 million in the fourth quarter of 2014 and $0.2 million in the first quarter of 2014, which were primarily severance costs, fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired.

◦
As described in Note 7 - Employee Benefit Plans of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, Peoples incurred settlement charges of $269,000 during the first quarter of 2015 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Settlement charges of $17,000 and $486,000 were recognized during the fourth and first quarter of 2014, respectively.

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board, either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from the Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Longer-term market interest rates also are affected by the demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

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

As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve has remained relatively steep since mid-2013, primarily as a reaction to the Federal Reserve Board's announcement of a reduction in monthly asset purchases and generally improving economic conditions. The curve flattened gradually throughout 2014 and early 2015, primarily in response to the slowing global economy, geopolitical uncertainty and lower yields on sovereign debt throughout the world.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Peoples recorded a net loss for the quarter ended March 31, 2015 of $0.7 million, or $(0.04) per diluted common share, compared to net income of $4.8 million and $0.44 per diluted common share a year ago, and $4.2 million or $0.28 per diluted common share in the fourth quarter of 2014. The net loss in the first quarter of 2015, compared to the net income for the prior quarter and prior year first quarter, was primarily a result of the acquisition costs incurred.
Peoples' provision for loan losses for the three months ended March 31, 2015 was $350,000, compared to $8,000 during the three months ended March 31, 2014 and $128,000 for the three months ended December 31, 2014. Net charge-offs for the first quarter of 2015 were $0.1 million compared to net charge-offs of $0.2 million in the prior year first quarter and net recoveries of $0.2 million in the fourth quarter of 2014. Asset quality metrics remained favorable during the first quarter of 2015.
Net interest income was $21.4 million in the first quarter of 2015, compared to $15.5 million for the first quarter of 2014 and $20.1 million for the fourth quarter of 2014, while net interest margin was 3.46%, 3.35% and 3.53%, respectively. The improvements from the first quarter of 2014 were driven largely by growth in earning assets due to higher loan balances, the change in the asset mix, a reduction in funding costs and accretion income from the acquisitions completed to date. The compression in net interest margin compared to the fourth quarter of 2014 was due to the higher than normal cash balance that was carried for part of the quarter, due to the $130.3 million of cash acquired as part of the NB&T acquisition.
For the first quarter of 2015, total non-interest income grew 12% compared to the prior year first quarter and 13% compared to the prior quarter. The growth over the prior quarter was primarily due to annual performance-based insurance income, for which a majority is recognized in the first quarter each year. All categories comprising total non-interest income were higher compared to the prior year first quarter, most notably electronic banking income, trust and investment income and insurance income, which grew 29%, 11% and 5%, respectively. Annual performance-based insurance income was $1.4 million in the first quarter of 2015 compared to $0.1 million in the prior quarter and $1.2 million in the prior year first quarter.
Non-interest expenses were 37% higher than the prior quarter and 75% higher than the prior year first quarter. The majority of the increase is attributable to acquisition costs recognized in each period, for which $9.0 million was recognized in non-interest expenses during the first quarter of 2015, compared to $1.9 million in the prior quarter and $0.2 million in the first quarter of 2014. The $9.0 million recorded in the first quarter of 2015 consisted primarily of severance costs, deconversion costs, and professional and legal fees. Salaries and employee benefit costs accounted for much of the remainder of the growth in non-interest expenses compared to both periods, as the number of employees increased significantly, largely as a result of the acquisitions completed. Additionally, during the first quarter of 2015, Peoples incurred pension settlement charges of $269,000, compared to $17,000 in the prior quarter and $486,000 in the prior year first quarter.
At March 31, 2015, total assets were $3.25 billion, up $679.3 million from year-end 2014. This increase was primarily the result of the NB&T acquisition. The allowance for loan losses was $18.1 million, or 1.48% of originated loans (net of deferred fees and costs), compared to $17.9 million and 1.48% at December 31, 2014. The NB&T acquisition added approximately $390.0 million of loans at acquisition date, after preliminary acquisition accounting adjustments.
Total liabilities were $2.83 billion at March 31, 2015, up $600.2 million since year-end 2014. Retail deposit interest-bearing balances grew 32%, or $447.7 million, and non-interest bearing deposits increased 41%, or $202.0 million, since year-end 2014, primarily driven by the deposits acquired from NB&T, as well as seasonal increases in governmental and savings account balances and non-interest bearing balances. Peoples continues to focus on its strategy of reducing high-cost funding with increases in low-cost core deposits.

At March 31, 2015, total stockholders' equity was $419.2 million, up $79.1 million since December 31, 2014. During the first quarter of 2015, Peoples issued $76.0 million of common shares as part of the consideration for the NB&T acquisition. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 ratio remained stable at 14.06% at March 31, 2015, versus 14.32% at December 31, 2014, while the Total Risk-Based Capital ratio was 15.03% versus 15.48% at December 31, 2014. In addition, Peoples' tangible equity to tangible asset ratio was 8.89% and tangible book value per common share was $15.01 at March 31, 2015, versus 9.39% and $15.57 at December 31, 2014, respectively.

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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$62,858	$37	0.23%	$30,770	$20	0.26%	$7,058	$20	1.15%
Other long-term investments	1,345	3	0.90%	1,453	4	1.09%	2,254	3	0.54%
Investment Securities (1):
Taxable	673,949	4,407	2.62%	654,516	4,225	2.58%	623,444	4,383	2.81%
Nontaxable (2)	84,313	917	4.35%	65,317	736	4.51%	51,867	641	4.94%
Total investment securities	758,262	5,324	2.81%	719,833	4,961	2.76%	675,311	5,024	2.98%
Loans (3):
Commercial real estate, construction	45,224	488	4.32%	32,013	354	4.42%	51,839	498	3.84%
Commercial real estate, other	600,980	6,994	4.66%	555,945	6,537	4.70%	454,107	5,114	4.50%
Commercial and industrial	293,796	3,196	4.35%	268,446	2,938	4.38%	236,741	2,570	4.34%
Residential real estate (4)	504,268	5,595	4.44%	466,587	5,508	4.72%	270,739	3,069	4.53%
Home equity lines of credit	85,592	855	4.05%	78,869	688	3.49%	60,029	545	3.63%
Consumer	188,395	2,076	4.47%	183,868	2,210	4.77%	141,209	1,614	4.73%
Total loans	1,718,255	19,204	4.48%	1,585,728	18,235	4.60%	1,214,664	13,410	4.43%
Less: Allowance for loan losses	(17,888)			(17,495)			(17,228)
Net loans	1,700,367	19,204	4.52%	1,568,233	18,235	4.65%	1,197,436	13,410	4.64%
Total earning assets	2,522,832	24,568	3.90%	2,320,289	23,220	4.00%	1,882,059	18,457	3.93%
Intangible assets	120,596			107,002			77,448
Other assets	118,844			111,035			91,095
Total assets	$2,762,272			$2,538,326			$2,050,602

	For the Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Deposits:
Savings accounts	$326,385	$43	0.05%	$284,221	$38	0.05%	$220,935	$30	0.06%
Governmental deposit accounts	211,607	123	0.24%	173,845	113	0.26%	149,057	123	0.33%
Interest-bearing demand accounts	181,322	39	0.09%	170,006	36	0.08%	137,026	28	0.08%
Money market accounts	350,453	140	0.16%	337,506	136	0.16%	278,413	111	0.16%
Brokered deposits	38,434	352	3.71%	39,681	370	3.70%	47,335	436	3.74%
Retail certificates of deposit	444,602	862	0.78%	431,534	865	0.80%	360,457	840	0.95%
Total interest-bearing deposits	1,552,803	1,559	0.41%	1,436,793	1,558	0.43%	1,193,223	1,568	0.53%
Borrowed Funds:
Short-term FHLB advances	6,867	3	0.18%	2,717	1	0.15%	63,733	16	0.10%
Retail repurchase agreements	77,962	32	0.16%	74,213	32	0.17%	39,141	15	0.15%
Total short-term borrowings	84,829	35	0.17%	76,930	33	0.17%	102,874	31	0.12%
Long-term FHLB advances	122,099	624	2.08%	119,491	638	2.12%	62,380	521	3.39%
Wholesale repurchase agreements	40,000	363	3.63%	40,000	371	3.71%	40,000	363	3.63%
Other borrowings	16,256	159	3.91%	15,554	145	3.73%	19,137	188	3.93%
Total long-term borrowings	178,355	1,146	2.59%	175,045	1,154	2.63%	121,517	1,072	3.55%
Total borrowed funds	263,184	1,181	1.81%	251,975	1,187	1.88%	224,391	1,103	1.98%
Total interest-bearing liabilities	1,815,987	2,740	0.61%	1,688,768	2,745	0.65%	1,417,614	2,671	0.76%
Non-interest-bearing deposits	550,318			493,901			385,471
Other liabilities	37,729			21,052			20,876
Total liabilities	2,404,034			2,203,721			1,823,961
Total stockholders’ equity	358,238			334,605			226,641
Total liabilities and
stockholders’ equity	$2,762,272			$2,538,326			$2,050,602
Interest rate spread		$21,828	3.29%		$20,475	3.35%		$15,786	3.17%
Net interest margin			3.46%			3.53%			3.35%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Net interest income, as reported	$21,419	$20,124	$15,480
Taxable equivalent adjustments	409	351	306
Fully tax-equivalent net interest income	$21,828	$20,475	$15,786

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2015 Compared to
(Dollars in thousands)	December 31, 2014			March 31, 2014
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(13)	$30	$17	$(116)	$133	$17
Other long-term investments	(1)	—	(1)	6	(6)	—
Investment Securities: (2)
Taxable	55	127	182	(1,306)	1,330	24
Nontaxable	(164)	345	181	(472)	748	276
Total investment income	(109)	472	363	(1,778)	2,078	300
Loans:
Commercial real estate, construction	(6)	140	134	245	(255)	(10)
Commercial real estate, other	58	399	457	176	1,704	1,880
Commercial and industrial	37	221	258	5	621	626
Residential real estate	(1,481)	1,568	87	(447)	2,973	2,526
Home equity lines of credit	111	56	167	59	251	310
Consumer	(406)	272	(134)	(380)	842	462
Total loan income	(1,687)	2,656	969	(342)	6,136	5,794
Total interest income	(1,810)	3,158	1,348	(2,230)	8,341	6,111
INTEREST EXPENSE:
Deposits:
Savings accounts	—	5	5	(6)	19	13
Government deposit accounts	(52)	62	10	(173)	173	—
Interest-bearing demand accounts	1	2	3	2	9	11
Money market accounts	1	3	4	—	29	29
Brokered certificates of deposit	8	(26)	(18)	(2)	(82)	(84)
Retail certificates of deposit	(65)	62	(3)	(661)	683	22
Total deposit cost	(107)	108	1	(840)	831	(9)
Borrowed funds:
Short-term borrowings	(6)	8	2	48	(44)	4
Long-term borrowings	(59)	51	(8)	(1,136)	1,210	74
Total borrowed funds cost	(65)	59	(6)	(1,088)	1,166	78
Total interest expense	(172)	167	(5)	(1,928)	1,997	69
Net interest income	$(1,638)	$2,991	$1,353	$(302)	$6,344	$6,042
(1)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(2)Presented on a fully tax-equivalent basis.
Net interest income increased 6% in the first quarter of 2015 compared to the prior quarter and 38% compared to the prior year first quarter. During the first quarter of 2015, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $1.2 million related to the completed acquisitions, which added 8 basis points to net interest margin, compared to $1.2 million, or 20 basis points, during the prior quarter and $320,000, or 7 basis points, during the prior year first quarter.
The compression in net interest margin compared to the fourth quarter of 2014 was due to the higher than normal cash balance that was carried for part of the quarter, due largely to the $130.3 million of cash acquired as part of the NB&T acquisition. During the first quarter of 2015, the yield on investment securities increased 5 basis points, but declined 17 basis points from the prior year first quarter mainly due to changes in prepayment speeds. Loan growth from acquisitions and higher loan production continues to benefit net interest income, although annualized organic loan growth during the first quarter of 2015 declined to 3%.
Funding costs declined 4 basis points during the first quarter of 2015 compared to the prior quarter, and 15 basis points from the prior year first quarter. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
Management has not changed its overall balance sheet strategy of reducing the size of the investment portfolio relative to total earning assets. Peoples continues to focus on reducing high-cost funding with increases in low-cost core deposits.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Provision for checking account overdrafts	$100	$128	$8
Provision for other loan losses	250	—	—
Net provision for loan losses	$350	$128	$8
As a percentage of average total loans (a)	0.08%	0.03%	—%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded during the first quarter of 2015 was primarily due to an increase in criticized assets due to a commercial relationship that was downgraded. The provision for loan losses recorded during the fourth quarter of 2014 and first quarter of 2014 reflected checking account overdrafts and favorable asset-quality metrics. During the first quarter of 2015, net charge-offs remained well below the long-term historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.
Net Other (Losses) Gains
The following table details the other losses and gains recognized by Peoples:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Net (loss) gain on OREO	$(8)	$(95)	$18
Net loss on debt extinguishment	(520)	—	—
Net loss on bank premises and equipment	(575)	(51)	(7)
Net other (losses) gains	$(1,103)	$(146)	$11
The loss on bank premises and equipment recorded during the first quarter of 2015 was due to asset write-offs associated with the NB&T acquisition. Also during the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances, and a loss on OREO from decreases in the market value of residential properties that were sold. The losses recorded during the fourth quarter of 2014 were due to asset write-offs associated with the North Akron acquisition and a decrease in the fair value of OREO properties held. During the first quarter of 2014, Peoples recorded a net gain on OREO due to a sale of residential property held, and the loss on bank premises and equipment was from the disposal of certain fixed assets during the quarter.
Non-Interest Income
Insurance income comprised the largest portion of first quarter 2015 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Property and casualty insurance commissions	$2,412	$2,320	$2,453
Performance-based commissions	1,463	66	1,183
Life and health insurance commissions	381	417	425
Credit life and A&H insurance commissions	1	13	7
Other fees and charges	55	60	48
Total insurance income	$4,312	$2,876	$4,116
The increase in insurance income was primarily driven by higher performance-based commissions compared to both the prior quarter and prior year first quarter. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,650	$1,893	$1,544
Account maintenance fees	451	451	377
Other fees and charges	194	42	190
Total deposit account service charges	$2,295	$2,386	$2,111
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
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Fiduciary	$1,492	$1,458	$1,329
Brokerage	555	571	518
Total trust and investment income	$2,047	$2,029	$1,847

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(Dollars in thousands)
Trust assets under management	$1,319,423	$1,022,189	$999,822	$1,014,865	$995,861
Brokerage assets under management	501,635	525,089	511,400	513,890	494,246
Total managed assets	$1,821,058	$1,547,278	$1,511,222	$1,528,755	$1,490,107
Quarterly average	$1,622,287	$1,540,246	$1,520,615	$1,505,433	$1,479,110
During the first quarter of 2015, trust assets under management increased 29% compared to the prior quarter, mainly due to the NB&T acquisition, which also contributed to the overall increase in trust and investment income during the first quarter of 2015 compared to the prior quarter and prior year first quarter. In recent years, Peoples added experienced financial advisors in underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Peoples electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the first quarter of 2015 compared to the prior quarter, electronic banking income grew 7% and compared to the prior year first quarter grew 29%. The growth in electronic banking income was primarily due to an increase in the volume of debit card transactions and ATM surcharges.
Mortgage banking income decreased 17% compared to the prior quarter, but was 33% higher than the prior year first quarter due to the sale of loans to the secondary market, which is driven by mortgage interest rates available and customers' preference for long-term, fixed-rate loans. In the first quarter of 2015, Peoples sold approximately $12.9 million of loans to the secondary market compared to $15.2 million in the fourth quarter of 2014 and $7.8 million in the first quarter of 2014.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for more than half of total non-interest expense.
The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Base salaries and wages	$12,273	$8,344	$6,513
Sales-based and incentive compensation	1,828	2,059	1,503
Employee benefits	1,570	985	1,760
Stock-based compensation	565	729	490
Deferred personnel costs	(257)	(333)	(366)
Payroll taxes and other employment costs	1,382	1,109	892
Total salaries and employee benefit costs	$17,361	$12,893	$10,792
Full-time equivalent employees:
Actual at end of period	847	699	557
Average during the period	735	678	549

For the three months ended March 31, 2015, included in base salaries and wages were severance and retention payouts associated with the NB&T acquisition of $3.9 million. Sales-based and incentive compensation was lower compared to the linked quarter and higher than the prior year first quarter, and it is tied to corporate incentive plans and commissions from sales production. Employee benefits increased due to higher employee medical benefit costs and one-time pension settlement costs recognized, compared to the previous quarter. Peoples recognized $269,000 of settlement costs during the first quarter of 2015, compared to $17,000 in the prior quarter and $486,000 in the first quarter of 2014. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of future pension settlement charges. Stock-based compensation decreased compared to the prior quarter as Peoples recorded $298,000 in the fourth quarter of 2014 in connection with a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan. Payroll taxes and other employment costs also increased from the prior quarter and prior year first quarter as a result of severance costs associated with the NB&T acquisition and the annual vesting of stock-based awards that occurred during the first quarter of 2015.

Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples, and increased compared to both the prior quarter and prior year first quarter, due mainly to acquisition-related activities. Professional fees incurred as a result of acquisition-related activities were $1.4 million in the first quarter of 2015, compared to $998,000 in the prior quarter and $91,000 in the prior year first quarter.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)
Depreciation	$962	$851	$685
Repairs and maintenance costs	578	445	458
Net rent expense	211	232	241
Property taxes, utilities and other costs	544	489	432
Total net occupancy and equipment expense	$2,295	$2,017	$1,816
Net occupancy and equipment expense increased during the first quarter of 2015 compared to the prior quarter and prior year first quarter, mostly due to higher depreciation and maintenance costs coupled with increases in real estate taxes and utilities in connection with recent acquisitions. Seasonal fluctuations occur in the timing of repairs and maintenance costs, such as snow removal, and are generally higher in the first and fourth quarters.
Electronic banking expense, which is comprised of bankcard, internet and mobile banking costs, declined during the first quarter of 2015 compared to the prior quarter and increased compared to the prior year first quarter. The decrease from the prior quarter was largely related to fewer completed debit card compromises at certain large retail companies. The primary reason for the increase compared to the prior year first quarter was a higher volume of transactions completed by customers and additional services provided.
Other non-interest expense has increased substantially compared to the prior quarter and prior year first quarter, primarily driven by acquisition-related costs, which include deconversion costs. During the first quarter of 2015, Peoples recognized $3.4 million of acquisition-related expenses compared to $365,000 in the prior quarter and none during the prior year first quarter.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 96.71% for the first quarter of 2015, higher than the prior quarter of 76.55% and the prior year first quarter of 71.13%, primarily due to acquisition-related costs and pension settlement charges. Management continues to target an efficiency ratio in the range of 68% to 70%, absent acquisition-related costs and other one-time expenses, such as pension settlement charges.
Income Tax Expense
For the three months ended March 31, 2015, Peoples recorded income tax benefit of $0.2 million, which included acquisition-related costs that are not tax deductible of approximately $123,000. Peoples current estimate of the tax rate for the entire year of 2015 is between 30.0% and 31.0%. In comparison, Peoples recorded income tax expense of $2.1 million for the same period in 2014, for an effective tax rate of 31.0%.
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
(Dollars in thousands)

Pre-Provision Net Revenue:
(Loss) income before income taxes	$(840)	$6,285	$6,931
Add: provision for loan losses	350	128	8
Add: loss on debt extinguishment	520	—	—
Add: net loss on loans held-for-sale and OREO	8	95	—
Add: net loss on securities transactions	—	—	30
Add: net loss on other assets	575	51	7
Less: net gain on loans held-for-sale and OREO	—	—	18
Less: net gain on securities transactions	600	238	—
Pre-provision net revenue	$13	$6,321	$6,958

Pre-provision net revenue	$13	$6,321	$6,958
Total average assets	2,762,272	2,538,326	2,050,602

Pre-provision net revenue to total average assets	—%	0.99%	1.38%
(a) Presented on an annualized basis.
During the first quarter of 2015, PPNR declined mainly due to increased costs from acquisition-related activities compared to prior periods.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2015, Peoples' interest-bearing deposits in other banks increased significantly compared to December 31, 2014, primarily due to the NB&T acquisition. These balances included $108.8 million of excess cash reserves being maintained at the Federal Reserve Bank at March 31, 2015, compared to $12.4 million at December 31, 2014. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through three months of 2015, Peoples' total cash and cash equivalents increased $104.9 million, as cash provided by investing activities of $147.9 million exceeded cash used in operating and financing activities totaling $5.9 million and $37.0 million, respectively. The increase in Peoples' investing activities was primarily due to the $103.6 million contributed by the NB&T acquisition coupled with proceeds from the investment portfolio outpacing purchases. Peoples' financing activities included $76.5 million of cash generated by increases in non-interest-bearing deposits, which was more than offset by declines of $57.9 million in interest-bearing deposits and payments of $55.9 million on long-term borrowings.
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

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$1	$7	$19	$19
U.S. government sponsored agencies	5,488	5,950	8,689	—	295
States and political subdivisions	118,447	64,743	64,048	61,281	51,668
Residential mortgage-backed securities	597,232	527,291	518,159	491,628	500,516
Commercial mortgage-backed securities	28,241	27,847	27,542	27,746	26,750
Bank-issued trust preferred securities	5,649	5,645	8,194	8,132	7,995
Equity securities	5,765	5,403	5,188	4,997	4,854
Total fair value	$760,822	$636,880	$631,827	$593,803	$592,097
Total amortized cost	$748,622	$632,967	$631,500	$592,954	$598,445
Net unrealized gain (loss)	$12,200	$3,913	$327	$849	$(6,348)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,838	$3,841	$3,843	$3,845	$3,848
Residential mortgage-backed securities	36,564	36,945	37,316	37,766	37,151
Commercial mortgage-backed securities	7,643	7,682	7,724	7,765	7,804
Total amortized cost	$48,045	$48,468	$48,883	$49,376	$48,803

Total investment portfolio:
Amortized cost	$796,667	$681,435	$680,383	$642,330	$647,248
Carrying value	$808,867	$685,348	$680,710	$643,179	$640,900
In the first quarter of 2015, Peoples acquired available-for-sale investment securities in the NB&T acquisition totaling approximately $156.4 million after preliminary acquisition accounting adjustments, and subsequently sold approximately $42.2 million of acquired investment securities. At March 31, 2015, the investment portfolio was 26.0% of total assets compared to 27.8% at year-end and 31.9% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total fair value	$14,266	$14,058	$15,748	$16,864	$21,351
Total amortized cost	$13,871	$13,604	$15,191	$16,268	$20,562
Net unrealized gain	$395	$454	$557	$596	$789

The increase in non-agency securities during the first quarter of 2015 was due to the NB&T acquisition. Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At March 31, 2015, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Gross originated loans:
Commercial real estate, construction	$44,276	$37,901	$25,244	$54,360	$53,767
Commercial real estate, other	429,541	434,660	442,710	411,082	408,523
Commercial real estate	473,817	472,561	467,954	465,442	462,290
Commercial and industrial	247,103	249,975	228,297	232,199	213,004
Residential real estate	256,551	254,169	254,610	253,861	251,303
Home equity lines of credit	63,491	62,463	60,221	57,530	55,899
Consumer	176,857	169,913	164,851	156,132	142,629
Deposit account overdrafts	3,146	2,933	2,669	5,282	6,008
Total originated loans	$1,220,965	$1,212,014	$1,178,602	$1,170,446	$1,131,133
Gross acquired loans:
Commercial real estate, construction	9,759	1,051	633	2,061	2,168
Commercial real estate, other	317,225	121,475	101,218	52,562	50,057
Commercial real estate	326,984	122,526	101,851	54,623	52,225
Commercial and industrial	78,873	30,056	33,187	22,229	20,325
Residential real estate	317,529	225,274	156,479	59,513	17,491
Home equity lines of credit	38,222	18,232	15,013	4,308	4,420
Consumer	13,723	12,796	14,622	6,786	912
Total acquired loans (a)	$775,331	$408,884	$321,152	$147,459	$95,373
Total loans	$1,996,296	$1,620,898	$1,499,754	$1,317,905	$1,226,506
Percent of loans to total loans:
Commercial real estate, construction	2.7%	2.4%	1.7%	4.3%	4.6%
Commercial real estate, other	37.4%	34.2%	36.3%	35.1%	37.4%
Commercial real estate	40.1%	36.6%	38.0%	39.4%	42.0%
Commercial and industrial	16.3%	17.3%	17.4%	19.3%	19.0%
Residential real estate	28.8%	29.6%	27.4%	23.8%	21.9%
Home equity lines of credit	5.1%	5.0%	5.0%	4.7%	4.9%
Consumer	9.5%	11.3%	12.0%	12.4%	11.7%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.4%	0.5%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$386,261	$352,779	$343,659	$341,893	$340,057

(a)	Includes all loans acquired in 2012 and thereafter.
Total originated loans increased $8.9 million, or 3% from the prior quarter due to organic growth. Construction loans increased compared to the prior quarter primarily due to advances on existing loans. Commercial loan balances experienced some large payoffs during the first quarter of 2015, comprised mainly of five large relationships totaling $9.6 million of commercial and industrial and $6.9 million of commercial real estate loans. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity. At March 31, 2015, the loans acquired from NB&T added approximately $8.4 million in construction loans, $200.2 million of commercial real estate loans, $49.3 million of commercial and industrial loans, $103.5 million of residential real estate loans, $24.0 million of home equity lines of credit and $2.9 million of consumer loans after acquisition accounting adjustments. Acquired loans also experienced a decline in the balances of loans previously acquired as residential real estate loans decreased $11.4 million and commercial real estate loans decreased $6.9 million due to run-off.

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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2015:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$15,721	$38,640	$54,361	45.1%
Office buildings and complexes:
Owner occupied	287	705	992	0.8%
Non-owner occupied	3,295	1,467	4,762	4.0%
Total office buildings and complexes	3,582	2,172	5,754	4.8%
Assisted living facilities and nursing homes	9,907	3,951	13,858	11.5%
Mixed commercial use facilities:
Owner occupied	692	—	692	0.6%
Non-owner occupied	383	1,997	2,380	2.0%
Total mixed commercial use facilities	1,075	1,997	3,072	2.6%
Day care facilities - owner occupied	1,084	1,862	2,946	2.4%
Restaurant facilities - owner occupied	2,976	—	2,976	2.5%
Residential property	7,227	5,740	12,967	10.8%
Retail facilities	2,088	1,812	3,900	3.2%
Other	10,375	10,297	20,672	17.1%
Total commercial real estate, construction	$54,035	$66,471	$120,506	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$51,196	$—	$51,196	6.6%
Apartment complexes	64,136	212	64,348	8.3%
Office buildings and complexes:
Owner occupied	18,229	438	18,667	2.4%
Non-owner occupied	45,504	702	46,206	6.0%
Total office buildings and complexes	63,733	1,140	64,873	8.4%
Light industrial facilities:
Owner occupied	31,266	314	31,580	4.1%
Non-owner occupied	2,167	—	2,167	0.3%
Total light industrial facilities	33,433	314	33,747	4.4%
Retail facilities:
Owner occupied	21,384	115	21,499	2.8%
Non-owner occupied	32,584	—	32,584	4.2%
Total retail facilities	53,968	115	54,083	7.0%
Assisted living facilities and nursing homes	39,745	252	39,997	5.2%
Mixed commercial use facilities:
Owner occupied	22,733	6,438	29,171	3.8%
Non-owner occupied	18,694	270	18,964	2.5%
Total mixed commercial use facilities	41,427	6,708	48,135	6.3%
Day care facilities - owner occupied	17,871	—	17,871	2.3%
Health care facilities:
Owner occupied	5,884	35	5,919	0.8%
Non-owner occupied	3,305	145	3,450	0.4%
Total health care facilities	9,189	180	9,369	1.2%
Residential property:
Owner occupied	878	801	1,679	0.2%
Non-owner occupied	13,555	1,808	15,363	2.0%
Total restaurant facilities	14,433	2,609	17,042	2.2%
Restaurant facilities:
Owner occupied	12,974	23	12,997	1.7%
Non-owner occupied	1,056	—	1,056	0.1%
Total restaurant facilities	14,030	23	14,053	1.8%
Warehouse facilities	16,422	227	16,649	2.2%
Gas station facilities:
Owner occupied	5,387	75	5,462	0.7%
Non-owner occupied	6,131	438	6,569	0.9%
Total gas station facilities	11,518	513	12,031	1.6%
Fitness center facilities:
Owner occupied	10,311	26	10,337	1.3%
Non-owner occupied	229	—	229	—%
Total fitness center facilities	10,540	26	10,566	1.3%
Other	305,125	12,747	317,872	41.2%
Total commercial real estate, other	$746,766	$25,066	$771,832	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both March 31, 2015 and December 31, 2014.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Commercial real estate	9,074	9,825	10,546	10,267	13,327
Commercial and industrial	5,107	4,036	3,228	3,219	2,130
Total commercial	14,181	13,861	13,774	13,486	15,457
Residential real estate	1,560	1,627	1,765	1,818	782
Home equity lines of credit	708	694	658	656	329
Consumer	1,512	1,587	1,231	1,298	198
Deposit account overdrafts	127	112	128	126	104
Total allowance for loan losses	$18,088	$17,881	$17,556	$17,384	$16,870
As a percent of originated loans, net of deferred fees and costs	1.48%	1.48%	1.49%	1.49%	1.49%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. During the first quarter of 2015, Peoples' allowance for loan losses was maintained at 1.48% of originated loans, as increases in criticized assets were partially offset by decreases in nonperforming assets. As a percentage of total loans plus OREO, total nonperforming assets were 0.68% at March 31, 2015 compared to 0.75% at December 31, 2014 and 0.79% at March 31, 2014. Net charge-offs also remained at or below Peoples' long-term historical average. These factors had a direct impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans.
In the first quarter of 2015, the allowance for loan losses allocated to commercial real estate decreased as a result of net recoveries in recent years reducing the historical loss rates. The increase in the allowance for loan losses allocated to commercial and industrial during the first quarter of 2015 was driven by higher criticized assets, mainly due to a single relationship comprised of three commercial and industrial loans totaling $13.7 million being downgraded during the quarter.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio. During the first quarter of 2015, Peoples experienced an increase of $42.6 million in criticized loans, which are those classified as watch, substandard or doubtful, of which $27.0 million was related to the NB&T acquisition. Peoples received principal paydowns of $8.8 million in the first quarter of 2015, and upgraded $3.0 million in loans based upon the financial condition of the borrowers. Net charge-offs continued to remain at or below Peoples' long-term historical rate.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	10	77	126	—	—
Commercial real estate	10	77	126	—	—
Commercial and industrial	—	150	—	—	49
Residential real estate	186	101	105	135	137
Home equity lines of credit	58	77	6	25	20
Consumer	187	350	289	250	302
Deposit account overdrafts	143	165	150	91	110
Total gross charge-offs	584	920	676	501	618
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	55	947	905	96	112
Commercial real estate	55	947	905	96	112
Commercial and industrial	12	9	9	54	5
Residential real estate	115	—	52	79	38
Home equity lines of credit	15	16	8	6	6
Consumer	186	124	222	167	184
Deposit account overdrafts	58	21	32	30	70
Total recoveries	441	1,117	1,228	432	415
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(45)	(870)	(779)	(96)	(112)
Commercial real estate	(45)	(870)	(779)	(96)	(112)
Commercial and industrial	(12)	141	(9)	(54)	44
Residential real estate	71	101	53	56	99
Home equity lines of credit	43	61	(2)	19	14
Consumer	1	226	67	83	118
Deposit account overdrafts	85	144	118	61	40
Total net charge-offs (recoveries)	$143	$(197)	$(552)	$69	$203
Ratio of net charge-offs (recoveries) to average loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.01)%	(0.22)%	(0.22)%	(0.03)%	(0.04)%
Commercial real estate	(0.01)%	(0.22)%	(0.22)%	(0.03)%	(0.04)%
Commercial and industrial	—%	0.03%	—%	(0.03)%	0.02%
Residential real estate	0.01%	0.03%	0.02%	0.02%	0.03%
Home equity lines of credit	0.01%	0.01%	—%	0.01%	0.01%
Consumer	—%	0.06%	0.02%	0.03%	0.04%
Deposit account overdrafts	0.02%	0.04%	0.03%	0.02%	0.01%
Total	0.03%	(0.05)%	(0.15)%	0.02%	0.07%
During the first quarter of 2015, charge-offs exceeded recoveries, but net charge-offs continued to remain well below the long-term historical average of 0.30% to 0.50%.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Loans 90+ days past due and accruing:
Commercial real estate, other	$2,146	$567	$1,406	$1,138	$—
Commercial and industrial	408	301	279	903	—
Residential real estate	1,096	1,901	879	1,338	29
Home equity	47	20	—	39	129
Consumer	3	10	1	20	1
Total	3,700	2,799	2,565	3,438	159
Nonaccrual loans:
Commercial real estate, construction	96	—	—	—	96
Commercial real estate, other	1,890	2,278	2,014	1,835	2,913
Commercial and industrial	1,532	1,800	500	806	640
Residential real estate	2,931	2,695	2,633	2,807	3,294
Home equity	382	315	240	256	323
Consumer	—	3	—	—	—
Total	6,831	7,091	5,387	5,704	7,266
Troubled debt restructurings:
Commercial real estate, construction	—	96	96	96	897
Commercial real estate, other	275	306	339	1,356	—
Commercial and industrial	196	194	—	—	—
Residential real estate	977	658	465	675	637
Home equity	69	45	35	36	6
Consumer	14	16	—	—	—
Total	1,531	1,315	935	2,163	1,540
Total nonperforming loans (NPLs)	12,062	11,205	8,887	11,305	8,965
Other real estate owned (OREO)
Commercial	1,143	582	582	465	465
Residential	405	364	463	450	308
Total	1,548	946	1,045	915	773
Total nonperforming assets (NPAs)	$13,610	$12,151	$9,932	$12,220	$9,738
NPLs as a percent of total loans	0.60%	0.69%	0.59%	0.86%	0.73%
NPAs as a percent of total assets	0.42%	0.47%	0.41%	0.56%	0.47%
NPAs as a percent of total loans and OREO	0.68%	0.75%	0.66%	0.92%	0.79%
Allowance for loan losses as a percent of NPLs	149.96%	159.58%	197.54%	153.78%	188.19%
During the first quarter of 2015, commercial real estate loans reported as loans 90 days past due and accruing increased primarily due to a single loan that was previously acquired and several loans acquired from NB&T. Interest income on the loans acquired that had evidence of credit quality deterioration since origination were being recognized on a level-yield method over the life of the loan. These increases were partially offset by several residential real estate loans that were current at March 31, 2015 and were more than 90 days past due at December 31, 2014. Nonaccrual loans were relatively flat compared to December 31, 2014. The increase in OREO during the first quarter of 2015 was due to properties acquired as part of the NB&T acquisition.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest-bearing deposits:
Retail certificates of deposit	$494,896	$432,563	$408,868	$373,072	$355,345
Money market deposit accounts	402,252	337,387	309,721	268,939	276,226
Governmental deposit accounts	316,104	161,305	183,213	165,231	177,590
Savings accounts	406,276	295,307	262,949	244,472	227,695
Interest-bearing demand accounts	228,373	173,659	156,867	142,170	133,508
Total retail interest-bearing deposits	1,847,901	1,400,221	1,321,618	1,193,884	1,170,364
Brokered certificates of deposits	38,104	39,691	39,671	40,650	45,072
Total interest-bearing deposits	1,886,005	1,439,912	1,361,289	1,234,534	1,215,436
Non-interest-bearing deposits	695,131	493,162	500,330	426,384	417,629
Total deposits	$2,581,136	$1,933,074	$1,861,619	$1,660,918	$1,633,065
During the first quarter of 2015, Peoples completed the acquisition of NB&T, which included retail certificates of deposits ("CDs") totaling $81.9 million, money market deposit accounts of $74.0 million, governmental deposit accounts of $120.9 million, savings accounts of $94.2 million, interest-bearing demand accounts of $56.3 million and non-interest bearing deposits of $179.7 million at March 31, 2015. Excluding the acquired deposit accounts, retail certificates of deposit and money market deposit accounts declined $28.7 million from December 31, 2014, while governmental deposits, savings and non-interest bearing deposits increased $72.9 million compared to year-end due to seasonal fluctuations that typically occur in the first quarter. Peoples also maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Short-term borrowings:
FHLB advances	$—	$15,000	$—	$48,000	$15,000
Retail repurchase agreements	91,101	73,277	71,897	67,869	53,777
Total short-term borrowings	91,101	88,277	71,897	115,869	68,777
Long-term borrowings:
FHLB advances	70,313	124,714	101,890	62,056	62,211
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	13,174	14,369	15,564	16,759	17,953
Subordinated debt	6,587	—	—	—	—
Total long-term borrowings	130,074	179,083	157,454	118,815	120,164
Total borrowed funds	$221,175	$267,360	$229,351	$234,684	$188,941
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position.
Peoples repaid approximately $52.1 million of long-term FHLB advances during the first quarter of 2015 and recorded losses on debt extinguishment of $520,000. During the first quarter of 2015, Peoples also acquired subordinated debt in the acquisition of NB&T. Additional information regarding Peoples' long-term borrowings can be found in Note 5 - Long-Term Borrowings in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.
As disclosed in Peoples' 2014 Form 10-K, Peoples entered into a loan agreement in 2012, that was subsequently amended in 2014, and is subject to certain covenants. At March 31, 2015, Peoples was in compliance with the applicable material covenants, as explained in more detail in Note 5 - Long-Term Borrowings of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Capital/Stockholders’ Equity
During the first quarter of 2015, Peoples issued common shares (representing $76.0 million) in partial consideration for the NB&T acquisition, and the remaining consideration was paid in cash. At March 31, 2015, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company. Also during the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current capital ratios and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, Peoples must hold a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Capital Amounts:
Common Equity Tier 1	$281,026	N/A	N/A	N/A	N/A
Tier 1	287,612	241,707	232,720	177,394	170,677
Total (Tier 1 and Tier 2)	307,572	261,371	251,977	196,426	189,145
Net risk-weighted assets	$2,045,783	$1,687,968	$1,601,664	$1,438,683	$1,358,691
Capital Ratios:
Common Equity Tier 1	13.74%	N/A	N/A	N/A	N/A
Tier 1	14.06%	14.32%	14.53%	12.33%	12.56%
Total (Tier 1 and Tier 2)	15.03%	15.48%	15.73%	13.65%	13.92%
Leverage ratio	10.98%	9.92%	10.64%	8.76%	8.56%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Tangible Equity:
Total stockholders' equity, as reported	$419,218	$340,118	$319,282	$244,270	$230,576
Less: goodwill and other intangible assets	143,437	109,158	100,016	79,626	77,288
Tangible equity	$275,781	$230,960	$219,266	$164,644	$153,288

Tangible Assets:
Total assets, as reported	$3,247,031	$2,567,769	$2,432,903	$2,163,274	$2,078,253
Less: goodwill and other intangible assets	143,437	109,158	100,016	79,626	77,288
Tangible assets	$3,103,594	$2,458,611	$2,332,887	$2,083,648	$2,000,965

Tangible Book Value per Share:
Tangible equity	$275,781	$230,960	$219,266	$164,644	$153,288
Shares outstanding	18,374,256	14,836,727	14,150,279	10,926,436	10,657,569

Tangible book value per common share	$15.01	$15.57	$15.50	$15.07	$14.38

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$275,781	$230,960	$219,266	$164,644	$153,288
Tangible assets	$3,103,594	$2,458,611	$2,332,887	$2,083,648	$2,000,965

Tangible equity to tangible assets	8.89%	9.39%	9.40%	7.90%	7.66%
The decrease in the tangible equity to tangible assets ratio during the first quarter of 2015 compared to the prior quarter was primarily caused by higher tangible assets and tangible equity due to the NB&T acquisition. Compared to the prior year first quarter, increases in stockholders' equity were driven primarily by issuances of equity in connection with acquisitions, the Private Equity Issuance and earnings exceeding dividends in 2014, while higher tangible assets were attributable to loan growth and acquisitions.
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
Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2014 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
300	$8,072	8.5%	$5,600	7.3%	$(72,925)	(13.0)%	$(66,730)	(15.7)%
200	6,798	7.1%	4,848	6.3%	(44,148)	(7.9)%	(41,537)	(9.8)%
100	4,438	4.7%	3,235	4.2%	(18,061)	(3.2)%	(18,026)	(4.2)%
At March 31, 2015, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2014 Form 10-K.
At March 31, 2015, Peoples had liquid assets of $270.3 million, which represented 8.0% of total assets and unfunded commitments. This amount exceeded the minimal level of $67.6 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $88.5 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Home equity lines of credit	$85,591	$62,704	$59,549	$50,558	$49,918
Unadvanced construction loans	74,690	46,781	54,504	29,396	23,231
Other loan commitments	213,698	173,746	152,503	155,858	136,805
Loan commitments	373,979	283,231	266,556	235,812	209,954

Standby letters of credit	$28,879	$30,837	$34,570	$33,852	$33,555
Management does not anticipate that Peoples’ current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2014 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2015:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2015	13,324	(2)(3)	$23.32	(2)(3)	—	—
February 1 - 28, 2015	9,143	(2)(3)	$23.38	(2)(3)	—	—
March 1 - 31, 2015	193	(2)	$23.28	(2)	—	—
Total	22,660		$23.34		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2015.

(2)
Information reported includes 160 common shares, 671 common shares, and 193 common shares purchased in open market transactions during January, February, and March, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)
Information reported includes 13,164 common shares and 8,472 common shares withheld in January and February, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 58.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 1, 2015	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 1, 2015	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.*	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.*	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank*	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.*	Included as Annex A to the joint proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

10.1
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc.
Filed herewith

10.2
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence awards of performance units granted to executive officers of Peoples Bancorp Inc.
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2015; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to the Unaudited Consolidated Financial Statements.