Form 10-Q
period 2015-06-30
PEOPLES BANCORP INC
filed 2015-07-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,395,117 common shares, without par value, at July 28, 2015.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
(Dollars in thousands)
Assets
Cash and due from banks	$60,370	$42,230
Interest-bearing deposits in other banks	71,892	19,224
Total cash and cash equivalents	132,262	61,454
Available-for-sale investment securities, at fair value (amortized cost of $730,632 at June 30, 2015 and $632,967 at December 31, 2014)	736,220	636,880
Held-to-maturity investment securities, at amortized cost (fair value of $47,626 at June 30, 2015 and $48,442 at December 31, 2014)	47,483	48,468
Other investment securities, at cost	38,496	28,311
Total investment securities	822,199	713,659
Loans, net of deferred fees and costs	2,012,033	1,620,898
Allowance for loan losses	(18,244)	(17,881)
Net loans	1,993,789	1,603,017
Loans held for sale	4,194	4,374
Bank premises and equipment, net	50,341	40,335
Goodwill	132,252	98,562
Other intangible assets	18,917	10,596
Other assets	56,471	35,772
Total assets	$3,210,425	$2,567,769
Liabilities
Non-interest-bearing deposits	$681,357	$493,162
Interest-bearing deposits	1,863,215	1,439,912
Total deposits	2,544,572	1,933,074
Short-term borrowings	92,711	88,277
Long-term borrowings	128,633	179,083
Accrued expenses and other liabilities	26,345	27,217
Total liabilities	2,792,261	2,227,651
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,930,081 shares issued at June 30, 2015 and 15,599,643 shares issued at December 31, 2014, including shares in treasury	343,035	265,742
Retained earnings	89,585	90,391
Accumulated other comprehensive income (loss), net of deferred income taxes	402	(1,301)
Treasury stock, at cost, 596,045 shares at June 30, 2015 and 590,246 shares at December 31, 2014	(14,858)	(14,714)
Total stockholders’ equity	418,164	340,118
Total liabilities and stockholders’ equity	$3,210,425	$2,567,769

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans	$22,146	$14,070	$41,306	$27,443
Interest and dividends on taxable investment securities	4,553	4,140	8,916	8,480
Interest on tax-exempt investment securities	806	446	1,402	862
Other interest income (expense)	61	(42)	101	(19)
Total interest income	27,566	18,614	51,725	36,766
Interest Expense:
Interest on deposits	1,618	1,466	3,177	3,034
Interest on short-term borrowings	31	36	66	68
Interest on long-term borrowings	1,124	1,069	2,270	2,141
Total interest expense	2,773	2,571	5,513	5,243
Net interest income	24,793	16,043	46,212	31,523
Provision for loan losses	672	583	1,022	591
Net interest income after provision for loan losses	24,121	15,460	45,190	30,932
Other Income:
Insurance income	3,283	3,443	7,595	7,559
Deposit account service charges	2,848	2,227	5,143	4,338
Trust and investment income	2,544	1,933	4,591	3,780
Electronic banking income	2,312	1,562	4,292	3,101
Mortgage banking income	412	311	715	538
Net gain on investment securities	11	66	611	36
Net loss on asset disposals and other transactions	(136)	(187)	(1,239)	(176)
Other non-interest income	527	243	1,098	698
Total other income	11,801	9,598	22,806	19,874
Other Expenses:
Salaries and employee benefit costs	14,560	11,241	31,921	22,033
Net occupancy and equipment	3,138	1,739	5,433	3,555
Professional fees	1,808	1,320	4,255	2,174
Electronic banking expense	1,320	951	2,444	2,033
Amortization of other intangible assets	1,144	282	1,817	545
Data processing and software	1,025	555	1,760	1,125
Marketing expense	1,071	413	1,716	872
Communication expense	592	390	1,094	749
Franchise tax	502	442	1,050	827
FDIC insurance	530	287	954	547
Foreclosed real estate and other loan expenses	551	197	872	412
Other non-interest expense	2,537	2,187	8,376	3,949
Total other expenses	28,778	20,004	61,692	38,821
Income before income taxes	7,144	5,054	6,304	11,985
Income tax expense	2,231	1,577	2,080	3,725
Net income	$4,913	$3,477	$4,224	$8,260
Earnings per common share - basic	$0.27	$0.32	$0.25	$0.77
Earnings per common share - diluted	$0.27	$0.32	$0.24	$0.76
Weighted-average number of common shares outstanding - basic	18,116,090	10,755,509	16,965,603	10,696,129
Weighted-average number of common shares outstanding - diluted	18,253,918	10,880,090	17,094,095	10,807,688
Cash dividends declared	$2,758	$1,634	$5,030	$3,257
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$4,913	$3,477	$4,224	$8,260
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(6,596)	7,258	2,287	15,898
Related tax benefit (expense)	2,308	(2,541)	(800)	(5,565)
Less: reclassification adjustment for net gain included in net income	11	66	611	36
Related tax expense	(4)	(24)	(214)	(13)
Net effect on other comprehensive (loss) income	(4,295)	4,675	1,090	10,310
Defined benefit plans:
Net income (loss) arising during the period	533	(126)	507	(1,179)
Related tax (expense) benefit	(186)	43	(177)	413
Amortization of unrecognized loss and service cost on benefit plans	30	34	62	65
Related tax expense	(9)	(12)	(21)	(23)
Recognition of loss due to settlement and curtailment	103	536	372	1,022
Related tax expense	(36)	(188)	(130)	(358)
Net effect on other comprehensive income (loss)	435	287	613	(60)
Total other comprehensive (loss) income, net of tax (expense) benefit	(3,860)	4,962	1,703	10,250
Total comprehensive income	$1,053	$8,439	$5,927	$18,510

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net income		4,224			4,224
Other comprehensive income, net of tax			1,703		1,703
Cash dividends declared		(5,030)			(5,030)
Reissuance of treasury stock for common stock option exercises				—	—
Tax benefit from exercise of stock options	63				63
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				155	155
Purchase of treasury stock				(593)	(593)
Common shares issued under dividend reinvestment plan	204				204
Common shares issued under compensation plan for Board of Directors	(6)			115	109
Common shares issued under employee stock purchase plan	(21)			179	158
Stock-based compensation expense	1,026				1,026
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	76,027				76,027
Balance, June 30, 2015	$343,035	$89,585	$402	$(14,858)	$418,164

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$14,216	$14,442
Investing activities:
Available-for-sale investment securities:
Purchases	(64,105)	(62,800)
Proceeds from sales	47,567	76,409
Proceeds from principal payments, calls and prepayments	59,875	36,443
Held-to-maturity investment securities:
Purchases	—	(1,017)
Proceeds from principal payments	762	642
Net increase in loans	(4,653)	(62,802)
Net expenditures for premises and equipment	(5,107)	(3,355)
Proceeds from sales of other real estate owned	191	138
Proceeds from bank owned life insurance contracts	—	6,322
Business acquisitions, net of cash received	98,147	(2,742)
Investment in (return of) limited partnership and tax credit funds	(108)	358
Net cash provided by (used in) investing activities	132,569	(12,404)
Financing activities:
Net increase in non-interest-bearing deposits	62,759	1,078
Net (decrease) increase in interest-bearing deposits	(80,493)	1,079
Net increase in short-term borrowings	4,434	2,279
Payments on long-term borrowings	(57,362)	(3,023)
Cash dividends paid	(4,785)	(3,053)
Purchase of treasury stock	(593)	(359)
Proceeds from issuance of common shares	—	26
Excess tax benefit from share-based payments	63	77
Net cash used in financing activities	(75,977)	(1,896)
Net increase in cash and cash equivalents	70,808	142
Cash and cash equivalents at beginning of period	61,454	53,820
Cash and cash equivalents at end of period	$132,262	$53,962

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2014 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2015, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2014, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2014 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
June 30, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	3,934	—	3,934	—
States and political subdivisions	114,213	—	114,213	—
Residential mortgage-backed securities	579,701	—	579,701	—
Commercial mortgage-backed securities	27,200	—	27,200	—
Bank-issued trust preferred securities	4,668	—	4,668	—
Equity securities	6,504	6,295	209	—
Total available-for-sale securities	$736,220	$6,295	$729,925	$—
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$1	$—
U.S. government sponsored agencies	5,950	—	5,950	—
States and political subdivisions	64,743	—	64,743	—
Residential mortgage-backed securities	527,291	—	527,291	—
Commercial mortgage-backed securities	27,847	—	27,847	—
Bank-issued trust preferred securities	5,645	—	5,645	—
Equity securities	5,403	5,204	199	—
Total available-for-sale securities	$636,880	$5,204	$631,676	$—
Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Obligations of:
States and political subdivisions	$4,228	$—	$4,228	$—
Residential mortgage-backed securities	35,893	—	35,893	—
Commercial mortgage-backed securities	7,505	—	7,505	—
Total held-to-maturity securities	$47,626	$—	$47,626	$—
December 31, 2014
Obligations of:
States and political subdivisions	$4,282	$—	$4,282	$—
Residential mortgage-backed securities	36,740	—	36,740	—
Commercial mortgage-backed securities	7,420	—	7,420	—
Total held-to-maturity securities	$48,442	$—	$48,442	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2015, impaired loans with an aggregate outstanding principal balance of $0.5 million were measured and reported at a fair value of $0.4 million.  For the three and six months ended June 30, 2015, Peoples recognized $130,000 and $167,000 of losses on impaired loans, respectively, through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$132,262	$132,262	$61,454	$61,454
Investment securities	822,199	822,342	713,659	713,633
Loans	1,997,983	1,962,441	1,607,391	1,581,813
Financial liabilities:
Deposits	$2,544,572	$2,550,034	$1,933,074	$1,938,021
Short-term borrowings	92,711	92,711	88,277	88,277
Long-term borrowings	128,633	134,188	179,083	183,878
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	3,885	49	—	3,934
States and political subdivisions	112,186	2,430	(403)	114,213
Residential mortgage-backed securities	580,579	6,655	(7,533)	579,701
Commercial mortgage-backed securities	27,262	122	(184)	27,200
Bank-issued trust preferred securities	5,134	—	(466)	4,668
Equity securities	1,586	4,992	(74)	6,504
Total available-for-sale securities	$730,632	$14,248	$(8,660)	$736,220
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$1
U.S. government sponsored agencies	5,836	114	—	5,950
States and political subdivisions	62,292	2,510	(59)	64,743
Residential mortgage-backed securities	529,245	5,910	(7,864)	527,291
Commercial mortgage-backed securities	28,021	112	(286)	27,847
Bank-issued trust preferred securities	6,132	3	(490)	5,645
Equity securities	1,440	4,044	(81)	5,403
Total available-for-sale securities	$632,967	$12,693	$(8,780)	$636,880
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both June 30, 2015 and December 31, 2014.  At June 30, 2015, there were no securities of a single issuer, other than U.S. Treasury and government agencies, and U.S. government sponsored agencies/enterprises, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross gains realized	$32	$220	$632	$734
Gross losses realized	21	154	21	698
Net gain realized	$11	$66	$611	$36
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2015
Obligations of:
States and political subdivisions	$34,827	$392	56	$210	$11	1	$35,037	$403
Residential mortgage-backed securities	180,761	2,836	48	119,803	4,697	35	300,564	7,533
Commercial mortgage-backed securities	19,422	184	4	—	—	—	19,422	184
Bank-issued trust preferred securities	2,131	5	—	2,537	461	3	4,668	466
Equity securities	41	1	2	102	73	1	143	74
Total	$237,182	$3,418	110	$122,652	$5,242	40	$359,834	$8,660
December 31, 2014
Obligations of:
States and political subdivisions	$2,602	$12	4	$5,788	$47	8	$8,390	$59
Residential mortgage-backed securities	114,018	1,091	21	216,224	6,773	57	330,242	7,864
Commercial mortgage-backed securities	—	—	—	19,404	286	4	19,404	286
Bank-issued trust preferred securities	—	—	—	2,509	490	3	2,509	490
Equity securities	40	2	2	96	79	1	136	81
Total	$116,660	$1,105	27	$244,021	$7,675	73	$360,681	$8,780
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2015, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2015 and December 31, 2014, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2015, approximately 99% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.8 million and $0.5 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2015 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	987	—	2,898	3,885
States and political subdivisions	248	6,367	30,911	74,660	112,186
Residential mortgage-backed securities	—	10,643	34,309	535,627	580,579
Commercial mortgage-backed securities	—	—	22,916	4,346	27,262
Bank-issued trust preferred securities	—	—	—	5,134	5,134
Equity securities					1,586
Total available-for-sale securities	$248	$17,997	$88,136	$622,665	$730,632
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	999	—	2,935	3,934
States and political subdivisions	251	6,632	31,596	75,734	114,213
Residential mortgage-backed securities	—	10,679	34,542	534,480	579,701
Commercial mortgage-backed securities	—	—	22,771	4,429	27,200
Bank-issued trust preferred securities	—	—	—	4,668	4,668
Equity securities					6,504
Total available-for-sale securities	$251	$18,310	$88,909	$622,246	$736,220
Total weighted-average yield	4.79%	2.69%	2.83%	2.67%	2.70%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of:
States and political subdivisions	$3,836	$398	$(6)	$4,228
Residential mortgage-backed securities	36,084	301	(492)	35,893
Commercial mortgage-backed securities	7,563	—	(58)	7,505
Total held-to-maturity securities	$47,483	$699	$(556)	$47,626
December 31, 2014
Obligations of:
States and political subdivisions	$3,841	$448	$(7)	$4,282
Residential mortgage-backed securities	36,945	189	(394)	36,740
Commercial mortgage-backed securities	7,682	9	(271)	7,420
Total held-to-maturity securities	$48,468	$646	$(672)	$48,442
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or the six months ended June 30, 2015 and 2014.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$320	$6	1	$320	$6
Residential mortgage-backed securities	3,787	81	2	10,269	411	2	14,056	492
Commercial mortgage-backed securities	993	8	—	6,512	50	1	7,505	58
Total	$4,780	$89	2	$17,101	$467	4	$21,881	$556
December 31, 2014
Obligations of:
States and political subdivisions	$—	$—	—	$323	$7	1	$323	$7
Residential mortgage-backed securities	$—	$—	—	$18,242	$394	5	$18,242	$394
Commercial mortgage-backed securities	—	—	—	6,356	271	1	6,356	271
Total	$—	$—	—	$24,921	$672	7	$24,921	$672
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$327	$—	$3,509	$3,836
Residential mortgage-backed securities	—	—	497	35,587	36,084
Commercial mortgage-backed securities	—	—	—	7,563	7,563
Total held-to-maturity securities	$—	$327	$497	$46,659	$47,483
Fair value
Obligations of:
States and political subdivisions	$—	$320	$—	$3,908	$4,228
Residential mortgage-backed securities	—	—	495	35,398	35,893
Commercial mortgage-backed securities	—	—	—	7,505	7,505
Total held-to-maturity securities	$—	$320	$495	$46,811	$47,626
Total weighted-average yield	—%	3.14%	2.28%	2.75%	2.75%
Other Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $471.9 million and $352.8 million at June 30, 2015 and December 31, 2014, respectively, and held-to-maturity investment securities with carrying values of $23.9 million and $22.9 million at June 30, 2015 and December 31, 2014, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $12.4 million and $13.5 million at June 30, 2015 and December 31, 2014, respectively, and held-to-maturity securities with carrying values of $23.9 million and $24.5 million at June 30, 2015 and December 31, 2014, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$50,168	$37,901
Commercial real estate, other	449,163	434,660
Commercial real estate	499,331	472,561
Commercial and industrial	256,080	249,975
Residential real estate	263,129	254,169
Home equity lines of credit	67,384	62,463
Consumer	196,306	169,913
Deposit account overdrafts	3,263	2,933
Total originated loans	$1,285,493	$1,212,014
Acquired Loans:
Commercial real estate, construction	$11,220	$1,051
Commercial real estate, other	293,369	121,475
Commercial real estate	304,589	122,526
Commercial and industrial	71,013	30,056
Residential real estate	302,639	225,274
Home equity lines of credit	36,607	18,232
Consumer	11,692	12,796
Deposit account overdrafts	—	—
Total acquired loans	$726,540	$408,884
Loans, net of deferred fees and costs	$2,012,033	$1,620,898
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate, other	$18,321	$7,762
Commercial and industrial	3,538	1,041
Residential real estate	29,145	15,183
Consumer	272	306
Total outstanding balance	$51,276	$24,292
Net carrying amount	$39,371	$19,067

Changes in the accretable yield for the six months ended June 30, 2015 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2014	$3,172
Additions:
Reclassification from nonaccretable to accretable	2,066
NB&T Financial Group, Inc.	3,622
Accretion	(826)
Balance, June 30, 2015	$8,034
Cash flows expected to be collected on acquired impaired loans are estimated semi-annually by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $557.2 million and $457.1 million at June 30, 2015 and December 31, 2014, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $135.3 million and $150.7 million at June 30, 2015 and December 31, 2014, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	1,912	2,575	—	—
Commercial real estate	1,912	2,575	—	—
Commercial and industrial	13,736	1,286	—	—
Residential real estate	3,266	3,049	101	818
Home equity lines of credit	418	341	—	20
Consumer	53	19	4	2
Total originated loans	$19,385	$7,270	$105	$840
Acquired loans:
Commercial real estate, construction	$—	$96	$—	$—
Commercial real estate, other	86	9	984	567
Commercial real estate	86	105	984	567
Commercial and industrial	549	708	488	301
Residential real estate	764	304	1,550	1,083
Home equity lines of credit	39	19	17	—
Consumer	—	—	21	8
Total acquired loans	$1,438	$1,136	$3,060	$1,959
Total loans	$20,823	$8,406	$3,165	$2,799

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2015
Originated loans:
Commercial real estate, construction	$928	$—	$—	$928	$49,240	$50,168
Commercial real estate, other	8,863	123	822	9,808	439,355	449,163
Commercial real estate	9,791	123	822	10,736	488,595	499,331
Commercial and industrial	4,273	10,000	54	14,327	241,753	256,080
Residential real estate	2,620	648	1,117	4,385	258,744	263,129
Home equity lines of credit	227	47	224	498	66,886	67,384
Consumer	847	220	38	1,105	195,201	196,306
Deposit account overdrafts	23	—	—	23	3,240	3,263
Total originated loans	$17,781	$11,038	$2,255	$31,074	$1,254,419	$1,285,493
Acquired loans:
Commercial real estate, construction	$—	$—	$69	$69	$11,151	$11,220
Commercial real estate, other	1,472	837	991	3,300	290,069	293,369
Commercial real estate	1,472	837	1,060	3,369	301,220	304,589
Commercial and industrial	227	1,961	937	3,125	67,888	71,013
Residential real estate	1,584	1,258	1,930	4,772	297,867	302,639
Home equity lines of credit	99	23	38	160	36,447	36,607
Consumer	153	14	21	188	11,504	11,692
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$3,535	$4,093	$3,986	$11,614	$714,926	$726,540
Total loans	$21,316	$15,131	$6,241	$42,688	$1,969,345	$2,012,033
December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$37,901	$37,901
Commercial real estate, other	565	285	1,220	2,070	432,590	434,660
Commercial real estate	565	285	1,220	2,070	470,491	472,561
Commercial and industrial	17	18	1,245	1,280	248,695	249,975
Residential real estate	4,502	1,062	1,902	7,466	246,703	254,169
Home equity lines of credit	344	425	129	898	61,565	62,463
Consumer	1,136	157	2	1,295	168,618	169,913
Deposit account overdrafts	65	—	—	65	2,868	2,933
Total originated loans	$6,629	$1,947	$4,498	$13,074	$1,198,940	$1,212,014
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96	$955	$1,051
Commercial real estate, other	1,067	143	567	1,777	119,698	121,475
Commercial real estate	1,067	143	663	1,873	120,653	122,526
Commercial and industrial	46	6	815	867	29,189	30,056
Residential real estate	4,026	1,331	1,179	6,536	218,738	225,274
Home equity lines of credit	9	19	—	28	18,204	18,232
Consumer	245	27	8	280	12,516	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$5,393	$1,526	$2,665	$9,584	$399,300	$408,884
Total loans	$12,022	$3,473	$7,163	$22,658	$1,598,240	$1,620,898

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

The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2015
Originated loans:
Commercial real estate, construction	$49,726	$—	$—	$—	$442	$50,168
Commercial real estate, other	431,822	9,260	8,081	—	—	449,163
Commercial real estate	481,548	9,260	8,081	—	442	499,331
Commercial and industrial	231,339	7,135	17,605	1	—	256,080
Residential real estate	21,036	1,107	13,694	119	227,173	263,129
Home equity lines of credit	754	—	759	—	65,871	67,384
Consumer	54	—	5	—	196,247	196,306
Deposit account overdrafts	—	—	—	—	3,263	3,263
Total originated loans	$734,731	$17,502	$40,144	$120	$492,996	$1,285,493
Acquired loans:
Commercial real estate, construction	$11,161	$—	$—	$—	$59	$11,220
Commercial real estate, other	246,105	18,239	17,458	118	11,449	293,369
Commercial real estate	257,266	18,239	17,458	118	11,508	304,589
Commercial and industrial	58,855	3,812	5,210	342	2,794	71,013
Residential real estate	19,218	2,124	1,144	—	280,153	302,639
Home equity lines of credit	318	—	—	—	36,289	36,607
Consumer	316	—	1	—	11,375	11,692
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$335,973	$24,175	$23,813	$460	$342,119	$726,540
Total loans	$1,070,704	$41,677	$63,957	$580	$835,115	$2,012,033
December 31, 2014
Originated loans:
Commercial real estate, construction	$37,637	$—	$—	$—	$264	$37,901
Commercial real estate, other	405,224	12,316	17,120	—	—	434,660
Commercial real estate	442,861	12,316	17,120	—	264	472,561
Commercial and industrial	239,168	8,122	2,684	1	—	249,975
Residential real estate	21,296	1,195	11,601	56	220,021	254,169
Home equity lines of credit	767	—	965	—	60,731	62,463
Consumer	60	1	8	—	169,844	169,913
Deposit account overdrafts	—	—	—	—	2,933	2,933
Total originated loans	$704,152	$21,634	$32,378	$57	$453,793	$1,212,014
Acquired loans:
Commercial real estate, construction	$955	$—	$—	$—	$96	$1,051
Commercial real estate, other	106,115	7,100	8,260	—	—	121,475
Commercial real estate	107,070	7,100	8,260	—	96	122,526
Commercial and industrial	27,313	255	2,294	194	—	30,056
Residential real estate	13,458	833	1,540	—	209,443	225,274
Home equity lines of credit	98	—	—	—	18,134	18,232
Consumer	279	—	—	—	12,517	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$148,218	$8,188	$12,094	$194	$240,190	$408,884
Total loans	$852,370	$29,822	$44,472	$251	$693,983	$1,620,898

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2015
Commercial real estate, construction	$21,385	$—	$21,385	$21,385	$—	$4,338	$389
Commercial real estate, other	11,057	915	9,969	10,884	286	3,039	297
Commercial real estate	32,442	$915	$31,354	$32,269	$286	$7,377	$686
Commercial and industrial	26,267	13,898	9,825	23,723	3,556	5,661	206
Residential real estate	9,252	50	8,399	8,449	6	4,471	182
Home equity lines of credit	313	—	310	310	—	190	6
Consumer	318	—	310	310	—	138	13
Total	$68,592	$14,863	$50,198	$65,061	$3,848	$17,837	$1,093
December 31, 2014
Commercial real estate, construction	$9,914	$—	$9,909	9,909	$—	$2,020	$540
Commercial real estate, other	8,668	653	7,742	8,395	189	2,951	248
Commercial real estate	18,582	$653	$17,651	$18,304	$189	$4,971	$788
Commercial and industrial	3,747	1,945	1,767	3,712	816	766	73
Residential real estate	6,889	53	6,372	6,425	9	3,543	272
Home equity lines of credit	500	—	498	498	—	298	18
Consumer	391	—	386	386	—	156	24
Total	$30,109	$2,651	$26,674	$29,325	$1,014	$9,734	$1,175
At June 30, 2015, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three and six months ended June 30.

		Three Months Ended				Six Months Ended
		Recorded Investment (1)				Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2015
Originated loans:
Commercial real estate, other	—	$—	$—	$—	—	$—	$—	$—
Residential real estate	2	184	184	184	2	184	184	184
Home equity lines of credit	4	92	92	91	9	308	309	306
Consumer	2	10	10	10	3	16	16	16
Acquired loans:
Commercial real estate, other	1	24	24	24	1	24	24	24
Home equity lines of credit	1	8	8	8	1	8	8	8
Residential real estate	2	35	35	35	2	35	35	35
June 30, 2014
Originated loans:
Commercial real estate, construction	1	$96	$96	$96	1	$96	$96	$96
Commercial real estate, other	—	—	—	—	1	511	511	497
Residential real estate	10	450	449	449	18	946	946	935
Home equity lines of credit	2	39	39	39	4	86	86	86
Consumer	18	76	76	76	20	97	97	96
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the six months ended June 30 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification).

	June 30, 2015			June 30, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Commercial and industry	2	$196	—	—	$—	$—
Residential real estate	—	—	—	1	$40	$—
Total	2	196	—	1	$40	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples did not have any originated loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(44)	(343)	(282)	(81)	(482)	(323)	(1,555)
Recoveries	137	93	161	80	332	93	896
Net recoveries (charge-offs)	93	(250)	(121)	(1)	(150)	(230)	(659)
(Recovery of) provision for loan losses	(2,733)	3,408	(207)	45	237	272	1,022
Balance, June 30, 2015	$7,185	$7,194	$1,299	$738	$1,674	$154	$18,244

Period-end amount allocated to:
Loans individually evaluated for impairment	$286	$3,556	$6	$—	$—	$—	$3,848
Loans collectively evaluated for impairment	6,899	3,638	1,293	738	1,674	154	14,396
Ending balance	$7,185	$7,194	$1,299	$738	$1,674	$154	$18,244

Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	—	(49)	(272)	(45)	(552)	(201)	(1,119)
Recoveries	208	59	117	12	351	100	847
Net recoveries (charge-offs)	208	10	(155)	(33)	(201)	(101)	(272)
(Recovery of) provision for loan losses	(3,156)	1,035	1,092	346	1,183	91	591
Balance, June 30, 2014	$10,267	$3,219	$1,818	$656	$1,298	$126	$17,384

Period-end amount allocated to:
Loans individually evaluated for impairment	$158	$9	$—	$—	$—	$—	$167
Loans collectively evaluated for impairment	10,109	3,210	1,818	656	1,298	126	17,217
Ending balance	$10,267	$3,219	$1,818	$656	$1,298	$126	$17,384
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

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Term note payable (parent company)	$11,978	3.50%	$14,369	3.50%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB putable, non-amortizing, fixed rate advances	50,000	3.32%	83,995	3.30%
FHLB amortizing, fixed rate advances	20,018	2.61%	40,719	2.13%
Subordinated debt	6,637	1.76%	—	—%
Total long-term borrowings	$128,633	3.24%	$179,083	3.12%
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

As of June 30, 2015, Peoples was in compliance with the applicable material covenants imposed by the Amended Loan Agreement. On July 24, 2015, Peoples repaid the term note payable that had an outstanding principal balance of $12.0 million as of June 30, 2015 and the Amended Loan Agreement terminated as of July 24, 2015 as a result. The related Negative Pledge Agreement terminated contemporaneously with the termination of the Amended Loan Agreement. There were no early termination fees associated with the repayment.
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
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Unaudited Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six Months Ending December 31, 2015	$5,377	2.78%
Year Ending December 31, 2016	7,734	3.07%
Year Ending December 31, 2017	7,126	3.16%
Year Ending December 31, 2018	42,390	3.33%
Year Ending December 31, 2019	41,426	3.59%
Thereafter	24,580	2.69%
Total long-term borrowings	$128,633	3.24%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2015:

	Common Stock	Treasury Stock
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grant of restricted common shares	113,561	—
Release of restricted common shares	—	22,131
Cancellation of restricted common shares	(2,397)
Exercise of stock options for common shares	—	—
Grant of common shares	2,810
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	3,326
Reissuance of treasury stock	—	(8,125)
Common shares issued under dividend reinvestment plan	8,766	—
Common shares issued under compensation plan for Board of Directors	—	(4,512)
Common shares issued under employee stock purchase plan	—	(7,021)
Issuance of common shares related to the acquisition of
NB&T Financial Group, Inc.	3,207,698	—
Shares at June 30, 2015	18,930,081	596,045
On March 6, 2015, Peoples completed its acquisition of NB&T, and issued 3,207,698 common shares reflecting $76.0 million of consideration, with the remainder paid in cash. Additional information regarding the NB&T acquisition can be found in Note 10 - Acquisitions in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2015, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2015:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$2,542	$(3,843)	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(397)	—	(397)
Realized loss due to settlement and curtailment, net of tax	—	242	242
Other comprehensive income, net of reclassifications and tax	1,487	371	1,858
Balance, June 30, 2015	$3,632	$(3,230)	$402

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$109	$131	$224	$274
Expected return on plan assets	(121)	(150)	(251)	(319)
Amortization of net loss	31	36	64	69
Settlement of benefit obligation	103	536	372	1,022
Net periodic cost	$122	$553	$409	$1,046

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$1	$2	$2	$3
Amortization of net gain	(1)	(2)	(2)	(4)
Net periodic benefit	$—	$—	$—	$(1)
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
In the six months of 2015, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of April 1, 2015 as part of the calculation of the settlement loss recognized.

The following table summarizes the change in pension obligation and funded status as a result of this remeasurement and the aggregate settlement for the three months ended June 30, 2015:

	As of	June 30, 2015
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2014
Projected benefit obligation	$13,695	$12,695	$(258)	$12,437
Fair value of plan assets	8,259	7,794	(258)	7,536
Funded status	$(5,436)	$(4,901)	$—	$(4,901)

Gross unrealized loss (gain)	$5,979	$5,139	$(103)	$5,036

Assumptions:
Discount rate	3.50%	3.70%		3.70%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 8.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Distributed earnings allocated to common shareholders	$2,726	$1,609	$4,969	$3,213
Undistributed earnings (loss) allocated to common shareholders	2,154	1,836	(787)	4,986
Net earnings allocated to common shareholders	$4,880	$3,445	$4,182	$8,199

Weighted-average common shares outstanding	18,116,090	10,755,509	16,965,603	10,696,129
Effect of potentially dilutive common shares	137,828	124,581	128,492	111,559
Total weighted-average diluted common shares outstanding	18,253,918	10,880,090	17,094,095	10,807,688

Earnings per common share:
Basic	$0.27	$0.32	$0.25	$0.77
Diluted	$0.27	$0.32	$0.24	$0.76

Anti-dilutive shares excluded from calculation:
Stock options and SARs	44,045	52,587	48,614	57,303

Note 9.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-

based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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
The following table summarizes the changes to Peoples' stock options for the six months ended June 30, 2015:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	38,577	$28.09
Expired	14,880	27.04
Outstanding at June 30	23,697	$28.75	0.7	$—
Exercisable at June 30	23,697	$28.75	0.7	$—
The following table summarizes Peoples’ stock options outstanding at June 30, 2015:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$28.25			13,697	0.6 years	28.25
$28.56	to	$30.00	10,000	0.9 years	29.43
Total			23,697	0.7 years	$28.75
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the six months ended June 30, 2015:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Outstanding at June 30	21,292	$25.96	1.9	$160
Exercisable at June 30	21,292	$25.96	1.9	$160

The following table summarizes Peoples’ SARs outstanding at June 30, 2015:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	2.1
$23.77	10,582	2.3
$29.25	8,710	1.5
Total	21,292	1.9
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

The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2015:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	47,591	$19.48	125,079	$21.73
Awarded	5,600	23.19	107,961	23.63
Released	24,045	15.78	49,058	21.74
Forfeited	500	15.64	2,217	21.84
Outstanding at June 30	28,646	$23.37	181,765	$22.85

For the six months ended June 30, 2015, the total intrinsic value of restricted common shares released was $1.7 million.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Total stock-based compensation	$461	$464	$1,026	$954
Recognized tax benefit	(161)	(162)	(359)	(334)
Net expense recognized	$300	$302	$667	$620
Total unrecognized stock-based compensation expense related to unvested awards was $2.5 million at June 30, 2015, which will be recognized over a weighted-average period of 2.1 years.

Note 10. Acquisitions

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
As a result of the NB&T acquisition, Peoples acquired loans of $384.9 million and deposits of $629.5 million after preliminary acquisition accounting adjustments. The balances and operations related to the acquisition are included in Peoples' Unaudited Consolidated Financial Statements from the date of the acquisition.
The following table is a preliminary summary of changes in goodwill and intangible assets during the preliminary purchase price calculation as of the date of acquisition for NB&T, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	NB&T
Purchase Price
Common shares outstanding of acquired company at acquisition date	3,442,329
Cash purchase price per share	$7.75
Cash consideration	26,678
Number of common shares of Peoples issued for each common share of acquired company	0.9319
Price per Peoples common share, based on closing stock price on acquisition date	$23.70
Common share consideration	76,027
Total purchase price	$102,705

Net Assets at Fair Value
Assets
Cash and cash equivalents	$124,825
Investment securities	156,392
Loans, including loans held for sale, net of deferred fees and costs	384,859
Bank premises and equipment, net	10,702
Other intangible assets	10,130
Other assets	24,181
Total assets	711,089
Liabilities
Deposits	629,512
Borrowings	6,570
Accrued expenses and other liabilities	5,992
Total liabilities	642,074
Net assets	$69,015
Goodwill	$33,690

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended June 30, 2015, which resulted in changes to certain fair value estimates made as of the date of acquisition. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the cash acquired decreased $5.4 million, the estimated fair value of loans decreased $5.1 million, the intangible assets acquired increased $1.3 million, the other assets increased $0.1 million, and the estimated fair value of accrued expenses and other liabilities decreased $1.6 million as of the date of acquisition from that originally reported in the three months ended March 31, 2015. The change in accrued expenses and other liabilities was mainly due to a decrease in the net deferred tax asset of $1.2 million as a result of these revised fair values. These revised fair value estimates resulted in a net increase to goodwill of $7.6 million from that originally reported for the three months ended March 31, 2015 to $33.7 million, which is recognized in the June 30, 2015 consolidated balance sheet.
Acquired loans are reported net of the unamortized fair value adjustment. The following table details the preliminary fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	NB&T
Nonimpaired Loans
Contractual cash flows	$497,451
Nonaccretable difference	45,830
Expected cash flows	451,621
Accretable yield	90,346
Fair value	$361,275
Purchase Credit Impaired Loans
Contractual cash flows	$40,259
Nonaccretable difference	13,053
Expected cash flows	27,206
Accretable yield	3,622
Fair value	$23,584
Peoples recorded non-interest expenses related to acquisitions, mainly the NB&T acquisition, of $9.7 million and net losses on asset disposals related to the NB&T acquisition of $0.6 million in the Consolidated Statement of Income for the six months ended June 30, 2015. The $9.7 million was included in the following line items on the Consolidated Statement of Income for the six months ended June 30, 2015, salaries and employee benefit costs contained $4.4 million, professional fees contained $1.7 million, and other non-interest expenses contained $3.6 million.
The following table is a preliminary summary of the changes in goodwill and intangible assets during the period ended June 30, 2015:

(Dollars in thousands)	Goodwill	Gross Core Deposits	Gross Customer Relationships
Balance, December 31, 2014	$98,562	$13,546	$8,859
Acquired intangible assets	33,690	8,623	1,262
Balance, June 30, 2015	$132,252	$22,169	$10,121

(Dollars in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2015
Core deposits	$22,169	$(9,130)	$13,039
Customer relationships	10,121	(6,734)	3,387
Total acquired intangible assets	$32,290	$(15,864)	$16,426
Servicing rights			2,491
Total other intangible assets			$18,917

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
SIGNIFICANT RATIOS
Return on average stockholders' equity	4.69%	5.91%	2.19%	7.20%
Return on average assets	0.61%	0.67%	0.28%	0.80%
Net interest margin	3.46%	3.39%	3.46%	3.37%
Efficiency ratio (a)	74.20%	75.59%	84.83%	73.36%
Pre-provision net revenue to average assets (b)	0.99%	1.10%	0.54%	1.24%
Average stockholders' equity to average assets	13.04%	11.29%	13.00%	11.18%
Average loans to average deposits	77.96%	78.82%	79.61%	77.90%
Dividend payout ratio	56.14%	47.05%	119.08%	39.44%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	1.19%	0.86%	1.19%	0.86%
Nonperforming assets as a percent of total assets (c)(d)	0.79%	0.57%	0.79%	0.57%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	1.25%	0.93%	1.25%	0.93%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)	1.42%	1.49%	1.42%	1.49%
Allowance for loan losses as a percent of nonperforming loans (c)(d)	76.05%	152.57%	76.05%	152.57%
Provision for loan losses as a percent of average total loans	0.13%	0.19%	0.11%	0.10%
Net charge-offs as a percentage of average total loans (annualized)	0.10%	0.02%	0.07%	0.04%
CAPITAL RATIOS (d)
Common Equity Tier 1	13.65%	N/A	13.65%	N/A
Tier 1	13.98%	12.33%	13.98%	12.33%
Total (Tier 1 and Tier 2)	14.99%	13.65%	14.99%	13.65%
Tier 1 leverage	9.22%	8.76%	9.22%	8.76%
Tangible equity to tangible assets (e)	8.73%	7.90%	8.73%	7.90%
PER COMMON SHARE DATA
Earnings per common share – Basic	$0.27	$0.32	$0.25	$0.77
Earnings per common share – Diluted	0.27	0.32	0.24	0.76
Cash dividends declared per common share	0.15	0.15	0.30	0.30
Book value per common share (d)	22.74	22.36	22.74	22.36
Tangible book value per common share (d)(e)	$14.52	$15.07	$14.52	$15.07
Weighted-average number of common shares outstanding – Basic	18,116,090	10,755,509	16,965,603	10,696,129
Weighted-average number of common shares outstanding – Diluted	18,253,918	10,880,090	17,094,095	10,807,688
Shares outstanding at end of period	18,391,575	10,926,436	18,391,575	10,926,436

(a)
Non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals and other transactions).

(b)
This amount represents a non-GAAP financial measure since it excludes the provision for loan losses and gains or losses on investment securities and asset disposals and other transactions included in earnings.  Additional information regarding the calculation of these measures can be found later in this section under the caption “Pre-Provision Net Revenue”.

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

(8)
adverse changes in the economic conditions and/or activities, including, but not limited to, impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, as well as continued economic uncertainty in the U.S., the European Union, Asia, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2015, which were unchanged from the policies disclosed in Peoples’ 2014 Form 10-K.

 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
At the close of business on March 6, 2015, Peoples completed the acquisition of NB&T and the 22 full-service offices of its subsidiary The National Bank and Trust Company in southwestern Ohio. Under the terms of the merger agreement, Peoples paid 0.9319 of Peoples' common shares and $7.75 in cash for each common share of NB&T, or total consideration of $102.7 million. The acquisition added $384.9 million of loans and $629.5 million of deposits at the acquisition date, after initial acquisition accounting adjustments.

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

◦
In the second quarter of 2015, Peoples incurred $732,000 of acquisition-related expenses, compared to $9.6 million in the first quarter of 2015 and $1.4 million in the second quarter of 2014, which were primarily severance costs, fees for legal costs, other professional services, deconversion costs and write-offs associated with assets acquired. For the year, Peoples incurred $10.3 million of acquisition-related expenses in 2015, compared to $1.6 million for the first six months of 2014.

◦
As described in Note 7 - Employee Benefit Plans of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, Peoples incurred settlement charges of $103,000 in the second quarter of 2015 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the first quarter of 2015. Settlement charges of $269,000 and $536,000 were recognized during the first quarter of 2015 and second quarter of 2014. For the year, settlement charges of $372,000 were recognized, compared to $1,022,000 for the first six months of 2014.

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

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board has indicated the possibility these short-term rates could start to be raised as early as the second half of 2015.

◦
From late 2008 until year-end 2014, the Federal Reserve Board took various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions included the buying and selling of mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve remained relatively steep throughout the second half of 2013, primarily as a reaction to the Federal Reserve Board's announcement of a reduction in monthly asset purchases and generally improving economic conditions. The curve flattened gradually throughout 2014 and early 2015, primarily in response to the slowing global economy, geopolitical uncertainty and lower yields on sovereign debt throughout the world.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended June 30, 2015 of $4.9 million, or $0.27 per diluted common share, compared to net income of $3.5 million and $0.32 per diluted common share a year ago, and a net loss of $0.7 million or $0.04 per diluted common share in the first quarter of 2015. Adjusted for non-core charges, net income decreased $0.5 million due to an increase in non-interest expenses.
Peoples' provision for loan losses for the three months ended June 30, 2015 was $672,000, compared to $583,000 during the three months ended June 30, 2014 and $350,000 for the three months ended March 31, 2015. Net charge-offs for the second quarter of 2015 were $516,000 compared to net charge-offs of $69,000 in the prior year second quarter and $143,000 in the first quarter of 2015. Asset quality metrics remained favorable during the second quarter of 2015, but nonperforming assets increased during the quarter due mainly to one large commercial and industrial relationship being placed on nonaccrual status.
Net interest income was $24.8 million in the second quarter of 2015, compared to $16.0 million for the second quarter of 2014 and $21.4 million for the first quarter of 2015, while net interest margin was 3.46%, 3.39% and 3.46%, respectively. The net interest margin, excluding the impact of amortization and accretion from the acquisitions, improved 3 basis points compared to the linked quarter due largely to the continued decline in funding costs. The accretion income and amortization expense from the acquisitions added 15 basis points of net interest margin in the second quarter of 2015, compared to 8 basis points in the second quarter of 2014 and 18 basis points in the first quarter of 2015.
For the second quarter of 2015, total non-interest income grew 23% compared to the prior year second quarter and 4% compared to the linked quarter. The growth over the linked quarter was due to service charges on deposit accounts, trust and investment income, and electronic banking income, all of which have benefited from the acquisitions. The growth compared to the linked quarter was partially offset by lower insurance income due to the annual performance-based insurance income being recognized in the first quarter each year. On a year-to-date basis, all categories comprising total non-interest income were higher compared to the first six months of 2014, most notably electronic banking income, trust and investment income, and service charge income on deposit accounts, which grew 38%, 21% and 19%, respectively.
Non-interest expenses, adjusted for non-core charges, were 19% higher than the linked quarter and 43% higher than the first six months of 2014. The majority of the increase compared to the linked quarter was due to a full quarter impact of the NB&T acquisition, while the increase year-to-date was largely due to the four acquisitions that were completed since May 30, 2014. Non-core charges for the second quarter and year-to-date 2015 consisted of acquisition costs of $0.7 million and $9.7 million, respectively, pension settlement charges of $103,000 and $372,000, respectively, and other items totalling $285,000 and $385,000, respectively.
At June 30, 2015, total assets were $3.21 billion, up $642.8 million from year-end 2014. This increase was primarily the result of the NB&T acquisition. The allowance for loan losses was $18.2 million, or 1.42% of originated loans (net of deferred fees and costs), compared to $17.9 million and 1.48% at December 31, 2014. The NB&T acquisition added approximately $384.9 million of loans at acquisition date, after preliminary acquisition accounting adjustments.
Total liabilities were $2.79 billion at June 30, 2015, up $565.0 million since year-end 2014. Retail interest-bearing deposit balances grew 30%, or $424.9 million, and non-interest bearing deposits increased 38%, or $188.2 million, since year-end 2014, primarily driven by the deposits acquired from NB&T. Peoples continues to focus on its strategy of reducing high-cost funding with increases in low-cost core deposits.

At June 30, 2015, total stockholders' equity was $418.2 million, up $77.8 million since December 31, 2014. During the first quarter of 2015, Peoples issued $76.0 million of common shares as part of the consideration for the NB&T acquisition. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 ratio remained stable at 13.98% at June 30, 2015, versus 14.32% at December 31, 2014, while the Total Risk-Based Capital ratio was 14.99% versus 15.48% at December 31, 2014. In addition, Peoples' tangible equity to tangible asset ratio was 8.73% and tangible book value per common share was $14.52 at June 30, 2015, versus 9.39% and $15.57 at December 31, 2014, respectively.
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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$94,376	$57	0.25%	$62,858	$37	0.23%	$7,075	$(44)	(2.49)%
Other long-term investments	1,345	4	1.19%	1,345	3	0.90%	2,170	2	0.37%
Investment Securities (1):
Taxable	722,969	4,599	2.54%	673,949	4,407	2.62%	610,225	4,185	2.74%
Nontaxable (2)	115,212	1,241	4.31%	84,313	917	4.35%	58,494	687	4.70%
Total investment securities	838,181	5,840	2.79%	758,262	5,324	2.81%	668,719	4,872	2.91%
Loans (3):
Commercial real estate, construction	59,297	637	4.25%	45,224	488	4.32%	53,615	514	3.79%
Commercial real estate, other	736,194	8,194	4.40%	599,432	6,994	4.66%	465,691	5,287	4.49%
Commercial and industrial	325,393	3,386	4.12%	293,777	3,196	4.35%	240,726	2,687	4.42%
Residential real estate (4)	573,041	6,355	4.44%	504,354	5,595	4.44%	286,330	3,285	4.59%
Home equity lines of credit	102,897	1,235	4.81%	85,592	855	4.05%	60,349	562	3.74%
Consumer	203,176	2,385	4.71%	188,395	2,076	4.47%	155,314	1,780	4.60%
Total loans	1,999,998	22,192	4.41%	1,716,774	19,204	4.48%	1,262,025	14,115	4.45%
Less: Allowance for loan losses	(17,918)			(17,888)			(17,126)
Net loans	1,982,080	22,192	4.45%	1,698,886	19,204	4.53%	1,244,899	14,115	4.51%
Total earning assets	2,915,982	28,093	3.84%	2,521,351	24,568	3.90%	1,922,863	18,945	3.92%
Intangible assets	151,736			121,556			78,037
Other assets	152,205			121,330			89,852
Total assets	$3,219,923			$2,764,237			$2,090,752
Deposits:
Savings accounts	$407,713	$55	0.05%	$326,385	$43	0.05%	$230,431	$31	0.05%
Governmental deposit accounts	307,535	165	0.22%	211,607	123	0.24%	159,476	113	0.28%
Interest-bearing demand accounts	234,602	48	0.08%	181,322	39	0.09%	138,745	29	0.08%
Money market accounts	397,217	158	0.16%	350,455	140	0.16%	268,480	107	0.16%
Brokered deposits	38,114	354	3.73%	38,434	352	3.71%	42,976	383	3.57%
Retail certificates of deposit	489,604	838	0.69%	444,602	862	0.78%	356,286	803	0.90%
Total interest-bearing deposits	1,874,785	1,618	0.35%	1,552,805	1,559	0.41%	1,196,394	1,466	0.49%
Borrowed Funds:
Short-term FHLB advances	—	—	—%	6,867	3	0.18%	56,341	14	0.10%
Retail repurchase agreements	76,242	31	0.16%	77,961	32	0.16%	55,564	22	0.17%
Total short-term borrowings	76,242	31	0.16%	84,828	35	0.17%	111,905	36	0.13%
Long-term FHLB advances	70,116	545	3.12%	122,099	624	2.08%	62,108	523	3.38%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	363	3.63%	40,000	367	3.67%
Other borrowings	19,775	212	4.24%	16,257	159	3.91%	17,943	179	3.95%
Total long-term borrowings	129,891	1,124	3.47%	178,356	1,146	2.59%	120,051	1,069	3.56%
Total borrowed funds	206,133	1,155	2.25%	263,184	1,181	1.81%	231,956	1,105	1.91%
Total interest-bearing liabilities	2,080,918	2,773	0.53%	1,815,989	2,740	0.61%	1,428,350	2,571	0.72%
Non-interest-bearing deposits	690,483			550,318			405,282
Other liabilities	28,709			39,692			20,952
Total liabilities	2,800,110			2,405,999			1,854,584
Total stockholders’ equity	419,813			358,238			236,168
Total liabilities and
stockholders’ equity	$3,219,923			$2,764,237			$2,090,752
Interest rate spread		$25,320	3.31%		$21,828	3.29%		$16,374	3.20%
Net interest margin			3.46%			3.46%			3.39%

	For the Six Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$78,704	$94	0.24%	$7,067	$(24)	(0.68)%
Other long-term investments	1,345	7	1.05%	2,211	4	0.36%
Investment Securities (1):
Taxable	698,594	9,006	2.58%	616,799	8,571	2.78%
Nontaxable (2)	99,848	2,157	4.32%	55,199	1,326	4.80%
Total investment securities	798,442	11,163	2.80%	671,998	9,897	2.95%
Loans (3):
Commercial real estate, construction	52,299	1,125	4.28%	52,732	1,012	3.82%
Commercial real estate, other	668,192	15,189	4.52%	459,931	10,402	4.50%
Commercial and industrial	309,672	6,582	4.23%	238,744	5,258	4.38%
Residential real estate (4)	538,887	11,950	4.44%	278,577	6,355	4.56%
Home equity lines of credit	94,293	2,090	4.47%	60,190	1,107	3.71%
Consumer	195,826	4,461	4.59%	148,301	3,393	4.61%
Total loans	1,859,169	41,397	4.45%	1,238,475	27,527	4.44%
Less: Allowance for loan losses	(17,903)			(17,177)
Net loans	1,841,266	41,397	4.49%	1,221,298	27,527	4.50%
Total earning assets	2,719,757	52,661	3.87%	1,902,574	37,404	3.93%
Intangible assets	136,729			77,744
Other assets	136,853			90,470
Total assets	$2,993,339			$2,070,788
Deposits:
Savings accounts	$367,274	$98	0.05%	$225,709	$61	0.05%
Governmental deposit accounts	259,836	289	0.22%	154,295	236	0.31%
Interest-bearing demand accounts	208,109	87	0.08%	137,890	57	0.08%
Money market accounts	373,965	298	0.16%	273,419	218	0.16%
Brokered deposits	38,273	706	3.72%	45,143	818	3.65%
Retail certificates of deposit	467,227	1,699	0.73%	358,360	1,644	0.93%
Total interest-bearing deposits	1,714,684	3,177	0.37%	1,194,816	3,034	0.51%
Borrowed Funds:
Short-term FHLB advances	3,414	3	0.18%	60,017	30	0.10%
Retail repurchase agreements	77,097	63	0.16%	47,398	38	0.16%
Total short-term borrowings	80,511	66	0.16%	107,415	68	0.13%
Long-term FHLB advances	95,964	1,170	2.46%	62,243	1,045	3.39%
Wholesale repurchase agreements	40,000	729	3.65%	40,000	729	3.65%
Other borrowings	18,025	371	4.09%	18,537	367	3.94%
Total long-term borrowings	153,989	2,270	2.96%	120,780	2,141	3.56%
Total borrowed funds	234,500	2,336	2.00%	228,195	2,209	1.94%
Total interest-bearing liabilities	1,949,184	5,513	0.57%	1,423,011	5,243	0.74%
Non-interest-bearing deposits	620,788			395,431
Other liabilities	34,171			20,915
Total liabilities	2,604,143			1,839,357
Total stockholders’ equity	389,196			231,431
Total liabilities and
stockholders’ equity	$2,993,339			$2,070,788
Interest rate spread		$47,148	3.30%		$32,161	3.19%
Net interest margin			3.46%			3.37%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

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

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Net interest income, as reported	$24,793	$21,419	$16,043	$46,212	$31,523
Taxable equivalent adjustments	527	409	331	936	638
Fully tax-equivalent net interest income	$25,320	$21,828	$16,374	$47,148	$32,161

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2015 Compared to						Compared to
(Dollars in thousands)	March 31, 2015			June 30, 2014			June 30, 2014
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$2	$18	$20	$364	$(263)	$101	$129	$(11)	$118
Other long-term investments	1	—	1	7	(5)	2	8	(5)	3
Investment Securities: (2)
Taxable	(646)	838	192	(1,629)	2,043	414	378	59	437
Nontaxable	(61)	385	324	(376)	930	554	413	418	831
Total investment income	(707)	1,223	516	(2,005)	2,973	968	791	477	1,268
Loans:
Commercial real estate, construction	(50)	199	149	65	58	123	137	(24)	113
Commercial real estate, other	(2,297)	3,497	1,200	(699)	3,606	2,907	53	4,734	4,787
Commercial and industrial	(856)	1,046	190	(1,095)	1,794	699	(514)	1,838	1,324
Residential real estate	(12)	772	760	(750)	3,820	3,070	(527)	6,122	5,595
Home equity lines of credit	182	198	380	196	477	673	261	722	983
Consumer	126	183	309	44	561	605	—	1,068	1,068
Total loan income	(2,907)	5,895	2,988	(2,239)	10,316	8,077	(590)	14,460	13,870
Total interest income	(3,611)	7,136	3,525	(3,873)	13,021	9,148	338	14,921	15,259
INTEREST EXPENSE:
Deposits:
Savings accounts	—	12	12	—	24	24	(3)	40	37
Government deposit accounts	(66)	108	42	(164)	216	52	(171)	224	53
Interest-bearing demand accounts	(14)	23	9	(4)	23	19	1	29	30
Money market accounts	(14)	32	18	(1)	52	51	—	80	80
Brokered certificates of deposit	7	(5)	2	91	(120)	(29)	42	(154)	(112)
Retail certificates of deposit	(401)	377	(24)	(927)	962	35	(794)	849	55
Total deposit cost	(488)	547	59	(1,005)	1,157	152	(925)	1,068	143
Borrowed funds:
Short-term borrowings	(1)	(3)	(4)	(10)	5	(5)	39	(41)	(2)
Long-term borrowings	1,146	(1,168)	(22)	(182)	237	55	(700)	829	129
Total borrowed funds cost	1,145	(1,171)	(26)	(192)	242	50	(661)	788	127
Total interest expense	657	(624)	33	(1,197)	1,399	202	(1,586)	1,856	270
Net interest income	$(4,268)	$7,760	$3,492	$(2,676)	$11,622	$8,946	$1,924	$13,065	$14,989
(1)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(2)Presented on a fully tax-equivalent basis.
Net interest income increased 16% in the second quarter of 2015 compared to the prior quarter and 55% compared to the prior year second quarter. During the second quarter of 2015, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $1.1 million related to the completed acquisitions, which added 15 basis points to net interest margin, compared to $1.2 million, or 18 basis points, during the linked quarter and $388,000, or 8 basis points, during the prior year second quarter. On a year-to-date basis, accretion income and amortization expense from the acquisitions added 17 basis points for the six months of 2015 and 7 basis points for the six months of 2014.
The net interest margin, excluding the impact of amortization and accretion from the acquisitions completed, improved 3 basis points compared to the linked quarter due largely to the continued decline in funding costs. Funding costs declined 8 basis points during the second quarter of 2015 compared to the prior quarter, and 19 basis points from the prior year second quarter. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Provision for checking account overdrafts	$172	$100	$83	$272	$91
Provision for other loan losses	500	250	500	750	500
Net provision for loan losses	$672	$350	$583	$1,022	$591
As a percentage of average total loans (a)	0.13%	0.08%	0.19%	0.11%	0.10%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded during the second quarter of 2015 was primarily due to an increase in nonperforming assets due to a commercial relationship that was placed on nonaccrual status. The provision for loan losses recorded during the first quarter of 2015 was primarily due to an increase in criticized assets due to same commercial relationship noted above being downgraded. The provision for loan losses recorded during the second quarter of 2014 was driven mostly by higher loan growth. During the second quarter of 2015, net charge-offs remained well below the long-term historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.
Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Net (loss) gains on OREO	$(73)	$(8)	$—	$(81)	$18
Net loss on debt extinguishment	—	(520)	—	(520)	—
Net loss on bank premises and equipment	(63)	(575)	(187)	(638)	(194)
Net loss on asset disposals and other transactions	$(136)	$(1,103)	$(187)	$(1,239)	$(176)
The net loss on OREO during the second quarter of 2015 was due to the sale of one OREO property and the write-off of another OREO property. The net loss on bank premises and equipment for the second quarter of 2015 was due mainly to a write-off of obsolete fixed assets and the write-down of a closed office location that is available for sale. The loss on bank premises and equipment recorded during the first quarter of 2015 was due to asset write-offs associated with the NB&T acquisition. Also during the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances, and a loss on OREO from decreases in the market value of residential properties that were sold. The loss on bank premises and equipment recorded during the second quarter of 2014 included $149,000 of losses due to asset write-offs associated with the Midwest acquisition. The remaining $38,000 of losses was the result of relocation of banking and insurance offices during the second quarter of 2014.

Non-Interest Income
Insurance income comprised the largest portion of second quarter 2015 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Property and casualty insurance commissions	$2,665	$2,412	$2,709	$5,077	$5,162
Performance-based commissions	30	1,463	249	1,493	1,432
Life and health insurance commissions	474	381	393	855	818
Credit life and A&H insurance commissions	26	1	9	27	16
Other fees and charges	88	55	83	143	131
Total insurance income	$3,283	$4,312	$3,443	$7,595	$7,559
The decrease in insurance income was primarily driven by performance-based commissions recorded during the first quarter of 2015. The bulk of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Overdraft and non-sufficient funds fees	$2,259	$1,650	$1,772	$3,909	$3,316
Account maintenance fees	521	451	413	972	790
Other fees and charges	68	194	42	262	232
Total deposit account service charges	$2,848	$2,295	$2,227	$5,143	$4,338
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
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Fiduciary	$1,838	$1,492	$1,434	$3,330	$2,763
Brokerage	706	555	499	1,261	1,017
Total trust and investment income	$2,544	$2,047	$1,933	$4,591	$3,780

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
(Dollars in thousands)
Trust assets under management	$1,303,792	$1,319,423	$1,022,189	$999,822	$1,014,865
Brokerage assets under management	576,412	501,635	525,089	511,400	513,890
Total managed assets	$1,880,204	$1,821,058	$1,547,278	$1,511,222	$1,528,755
Quarterly average	$1,864,579	$1,622,287	$1,540,246	$1,520,615	$1,505,433

The increase in brokerage assets under management during the second quarter was due to the NB&T acquisition, which contributed to the increase in brokerage income during the quarter. During the first quarter of 2015, trust assets under management increased 29% compared to the prior quarter, mainly due to the NB&T acquisition, which also contributed to the overall increase in trust and investment income during the first and second quarters of 2015 compared to the second quarter of 2014. In recent years, Peoples added experienced financial advisors in underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the second quarter of 2015 compared to the linked quarter, electronic banking income grew 17% and compared to the prior year second quarter grew 48%. The growth in electronic banking income was primarily due to an increase in the volume of debit card transactions and ATM surcharges.
Mortgage banking income increased 36% compared to the linked quarter, and 32% compared to the prior year second quarter due to the sale of loans to the secondary market, which is driven by mortgage interest rates available and customers' preference for long-term, fixed-rate loans. In the second quarter of 2015, Peoples sold approximately $19.7 million of loans to the secondary market compared to $12.9 million in the first quarter of 2015 and $11.3 million in the second quarter of 2014. In the first six months of 2015, Peoples sold approximately $32.6 million compared to $19.1 million in the first half of 2014.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately one-half of total non-interest expense.
The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Base salaries and wages	$10,080	$12,273	$7,037	$22,353	$13,550
Sales-based and incentive compensation	1,725	1,828	1,587	3,553	3,090
Employee benefits	1,634	1,581	1,791	3,215	3,551
Stock-based compensation	461	565	464	1,026	954
Deferred personnel costs	(430)	(257)	(353)	(687)	(719)
Payroll taxes and other employment costs	1,090	1,371	715	2,461	1,607
Total salaries and employee benefit costs	$14,560	$17,361	$11,241	$31,921	$22,033
Full-time equivalent employees:
Actual at end of period	831	847	576	831	576
Average during the period	838	735	563	778	556

For the three months ended March 31, 2015,$3.9 million of severance and retention payouts associated with the NB&T acquisition were included in base salaries and wages, and were non-recurring in the second quarter of 2015. Excluding the severance and retention payouts, base salaries and wages increased during the second quarter due mainly to the full quarter of expense related to the associates acquired and retained from the NB&T acquisition. Sales-based and incentive compensation are tied to corporate incentive plans and commissions from sales production. Employee benefits increased due to higher employee medical benefit costs, compared to the previous quarter. Peoples recognized $103,000 of settlement costs during the second quarter of 2015, compared to $269,000 during the first quarter of 2015 and $536,000 in the second quarter of 2014. Given the nature of the pension settlement, it is inherently difficult to estimate the amount or exact timing of future pension settlement charges. Stock-based compensation decreased compared to the linked quarter as Peoples recorded the true-up of awards that vested during the first quarter. Payroll taxes and other employment costs decreased from the prior quarter as a result of severance costs associated with the NB&T acquisition and the annual vesting of stock-based awards that occurred during the first quarter of 2015, that were not recurring during the second quarter.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples. The decrease compared to the linked quarter, and a majority of the increase year-to-date, was due mainly to acquisition-related activities. Professional fees incurred as a result of acquisition-related activities were $0.3 million in the second quarter of 2015 and $1.4 million in the first quarter of 2015. Year-to-date 2014 included $0.5 million of acquisition-related charges.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Depreciation	$1,139	$962	$677	$2,101	$1,362
Repairs and maintenance costs	851	578	451	1,429	909
Net rent expense	222	211	219	433	461
Property taxes, utilities and other costs	926	544	392	1,470	823
Total net occupancy and equipment expense	$3,138	$2,295	$1,739	$5,433	$3,555
Net occupancy and equipment expense increased during the second quarter of 2015 compared to the linked quarter and prior year second quarter, mostly due to higher depreciation and maintenance costs coupled with increases in real estate taxes and utilities due to the expansion of Peoples' footprint as a result of the acquisitions.
Electronic banking expense, which is comprised of bankcard, internet and mobile banking costs, increased during the second quarter of 2015 compared to the linked quarter and the prior year second quarter. During the second quarter of 2015 compared to the linked quarter, electronic banking expense grew 17% and compared to the prior year second quarter grew 39%. The increases from the prior periods were largely related to a higher volume of transactions completed by customers and additional services provided. The increase in the electronic banking expense was directionally consistent with the growth in electronic banking income.
Other non-interest expense has decreased substantially compared to the prior quarter and increased substantially year-to-date compared to the first six months of 2014, primarily driven by acquisition-related costs, which include deconversion costs. During the second quarter of 2015, there were $17,000 in acquisition expenses recognized within other non-interest expense by Peoples compared to $3.6 million in the prior quarter. Year-to-date 2015, Peoples recognized $3.6 million compared to $0.5 million in the first six months of 2014.
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 74.20% for the second quarter of 2015, lower than the prior quarter of 96.71% and the prior year second quarter of 75.59%, primarily due to acquisition-related costs and pension settlement charges being lower. Management continues to target an efficiency ratio in the range below 65% for the second half of 2015, absent acquisition-related costs and other non-core charges, such as pension settlement charges.
Income Tax Expense
For the six months ended June 30, 2015, Peoples recorded income tax expense of $2.1 million, which included acquisition-related costs that are not tax deductible of approximately $160,000. Peoples' current estimate of the tax rate for the entire year of 2015 is between 30.0% and 31.0%. In comparison, Peoples recorded income tax expense of $3.7 million for the same period in 2014, for an effective tax rate of 31.1%.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30,
(Dollars in thousands)				2015	2014
Pre-Provision Net Revenue:
Income (loss) before income taxes	$7,144	$(840)	$5,054	$6,304	$11,985
Add: provision for loan losses	672	350	583	1,022	591
Add: loss on debt extinguishment	—	520	—	520	—
Add: net loss on loans held-for-sale and OREO	73	8	—	81	—
Add: net loss on securities transactions	—	—	—	—	30
Add: net loss on other assets	63	575	187	638	194
Less: net gain on loans held-for-sale and OREO	—	—	—	—	18
Less: net gain on securities transactions	11	600	66	611	66
Pre-provision net revenue	$7,941	$13	$5,758	$7,954	$12,716
Total average assets	3,219,923	2,764,237	2,090,752	2,993,339	2,070,888

Pre-provision net revenue to total average assets (a)	0.99%	—%	1.10%	0.54%	1.24%
(a) Presented on an annualized basis.
The second quarter of 2015 PPNR was higher than both the linked quarter and the second quarter of 2014 due largely to the increase in revenue as a result of the acquisitions completed. On a year-to-date basis, PPNR has declined due mainly to the increase in non-interest expenses.
FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2015, Peoples' interest-bearing deposits in other banks increased significantly from December 31, 2014, primarily due to the NB&T acquisition. These balances included $63.5 million of excess cash reserves being maintained at the Federal Reserve Bank at June 30, 2015, compared to $12.4 million at December 31, 2014. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through six months of 2015, Peoples' total cash and cash equivalents increased $70.8 million, as cash provided by operating and investing activities of $14.2 million and $132.6 million, respectively, exceeded cash used in financing activities totaling $76.0 million. The increase in Peoples' investing activities was primarily due to the $98.1 million contributed by the NB&T acquisition coupled with proceeds from the investment portfolio outpacing purchases. Peoples' financing activities included $62.8 million of cash generated by increases in non-interest-bearing deposits, which was more than offset by declines of $80.5 million in interest-bearing deposits and payments of $57.4 million on long-term borrowings.
Through six months of 2014, Peoples' total cash and cash equivalents increased $0.1 million, as cash provided by operating activities totaling $14.4 million was mostly offset by cash used in investing and financing activities. Within Peoples' investing activities, the net $50.1 million generated by activities related to available-for-sale securities, and $6.3 million in proceeds from bank owned life insurance contracts were used to partially fund the $62.8 million net loan growth. Peoples' financing activities used $1.9 million as payments on long-term borrowings and cash dividends paid to shareholders exceeded cash provided by deposits and short-term borrowings.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$1	$7	$19
U.S. government sponsored agencies	3,934	5,488	5,950	8,689	—
States and political subdivisions	114,213	118,447	64,743	64,048	61,281
Residential mortgage-backed securities	579,701	597,232	527,291	518,159	491,628
Commercial mortgage-backed securities	27,200	28,241	27,847	27,542	27,746
Bank-issued trust preferred securities	4,668	5,649	5,645	8,194	8,132
Equity securities	6,504	5,765	5,403	5,188	4,997
Total fair value	$736,220	$760,822	$636,880	$631,827	$593,803
Total amortized cost	$730,632	$748,622	$632,967	$631,500	$592,954
Net unrealized gain	$5,588	$12,200	$3,913	$327	$849
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,836	$3,838	$3,841	$3,843	$3,845
Residential mortgage-backed securities	36,084	36,564	36,945	37,316	37,766
Commercial mortgage-backed securities	7,563	7,643	7,682	7,724	7,765
Total amortized cost	$47,483	$48,045	$48,468	$48,883	$49,376
Total investment portfolio:
Amortized cost	$778,115	$796,667	$681,435	$680,383	$642,330
Carrying value	$783,703	$808,867	$685,348	$680,710	$643,179
The decrease in residential mortgage-backed securities during the second quarter was due to normal principle pay downs, as well as calls. Peoples continues to use principal paydowns on securities to fund loan growth, in an effort to reduce the size of the investment portfolio. In the first quarter of 2015, Peoples acquired available-for-sale investment securities in the NB&T acquisition totaling approximately $156.4 million after preliminary acquisition accounting adjustments, and subsequently sold approximately $42.2 million of acquired investment securities. At June 30, 2015, the investment portfolio was 25.6% of total assets compared to 27.8% at year-end and 30.7% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Total fair value	$8,351	$14,266	$14,058	$15,748	$16,864
Total amortized cost	$8,322	$13,871	$13,604	$15,191	$16,268
Net unrealized gain	$29	$395	$454	$557	$596

During the second quarter, Peoples had two non-agency securities called for a total of $3.3 million, with the majority of the remaining decrease due to sales and normal paydowns on non-agency securities. The increase in non-agency securities during the first quarter of 2015 was due to the NB&T acquisition. Management continues to reinvest the principal runoff from the non-agency securities into U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At June 30, 2015, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Gross originated loans:
Commercial real estate, construction	$50,168	$44,276	$37,901	$25,244	$54,360
Commercial real estate, other	449,163	429,541	434,660	442,710	411,082
Commercial real estate	499,331	473,817	472,561	467,954	465,442
Commercial and industrial	256,080	247,103	249,975	228,297	232,199
Residential real estate	263,129	256,551	254,169	254,610	253,861
Home equity lines of credit	67,384	63,491	62,463	60,221	57,530
Consumer	196,306	176,857	169,913	164,851	156,132
Deposit account overdrafts	3,263	3,146	2,933	2,669	5,282
Total originated loans	$1,285,493	$1,220,965	$1,212,014	$1,178,602	$1,170,446
Gross acquired loans:
Commercial real estate, construction	11,220	9,759	1,051	633	2,061
Commercial real estate, other	293,369	311,868	121,475	101,218	52,562
Commercial real estate	304,589	321,627	122,526	101,851	54,623
Commercial and industrial	71,013	78,807	30,056	33,187	22,229
Residential real estate	302,639	317,824	225,274	156,479	59,513
Home equity lines of credit	36,607	38,222	18,232	15,013	4,308
Consumer	11,692	13,724	12,796	14,622	6,786
Total acquired loans (a)	$726,540	$770,204	$408,884	$321,152	$147,459
Total loans	$2,012,033	$1,991,169	$1,620,898	$1,499,754	$1,317,905
Percent of loans to total loans:
Commercial real estate, construction	3.1%	2.7%	2.4%	1.7%	4.3%
Commercial real estate, other	36.8%	37.2%	34.2%	36.3%	35.1%
Commercial real estate	39.9%	39.9%	36.6%	38.0%	39.4%
Commercial and industrial	16.3%	16.4%	17.3%	17.4%	19.3%
Residential real estate	28.1%	28.8%	29.6%	27.4%	23.8%
Home equity lines of credit	5.2%	5.1%	5.0%	5.0%	4.7%
Consumer	10.3%	9.6%	11.3%	12.0%	12.4%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.4%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$392,625	$386,261	$352,779	$343,659	$341,893

(a)	Includes all loans acquired in 2012 and thereafter.
Total originated loans increased $64.5 million, or 5% from the linked quarter due mainly to growth in commercial real estate and consumer loan balances, which grew 5% and 11%, respectively. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity. At March 31, 2015, the loans acquired from NB&T added approximately $8.4 million in construction loans, $197.2 million of commercial real estate loans, $48.3 million of commercial and industrial loans, $103.4 million of residential real estate loans, $21.9 million of home equity lines of credit and $2.8 million of consumer loans after acquisition accounting adjustments. Acquired loans also experienced a decline in the balances of loans previously acquired as commercial real estate loans decreased $18.5 million and residential real estate loans decreased $15.2 million due to run-off.

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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2015:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$21,260	$38,700	$59,960	50.0%
Office buildings and complexes:
Owner occupied	673	1,224	1,897	1.6%
Non-owner occupied	4,369	393	4,762	4.0%
Total office buildings and complexes	5,042	1,617	6,659	5.6%
Assisted living facilities and nursing homes	6,705	3,214	9,919	8.3%
Mixed commercial use facilities:
Owner occupied	681	—	681	0.6%
Non-owner occupied	472	1,910	2,382	2.0%
Total mixed commercial use facilities	1,153	1,910	3,063	2.6%
Day care facilities - owner occupied	1,623	1,324	2,947	2.4%
Restaurant facilities - owner occupied	2,976	—	2,976	2.5%
Residential property	7,171	3,337	10,508	8.8%
Retail facilities	2,429	1,471	3,900	3.2%
Storage facilities	2,033	618	2,651	2.2%
School	1,743	553	2,296	1.9%
Other	9,253	5,734	14,987	12.5%
Total commercial real estate, construction	$61,388	$58,478	$119,866	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Lodging and lodging related	$50,541	$—	$50,541	6.6%
Apartment complexes	60,784	97	60,881	7.9%
Office buildings and complexes:
Owner occupied	19,215	501	19,716	2.6%
Non-owner occupied	44,317	587	44,904	5.9%
Total office buildings and complexes	63,532	1,088	64,620	8.5%
Light industrial facilities:
Owner occupied	31,096	34	31,130	4.1%
Non-owner occupied	1,901	—	1,901	0.2%
Total light industrial facilities	32,997	34	33,031	4.3%
Retail facilities:
Owner occupied	20,801	143	20,944	2.7%
Non-owner occupied	30,510	—	30,510	4.0%
Total retail facilities	51,311	143	51,454	6.7%
Assisted living facilities and nursing homes	44,212	254	44,466	5.8%
Mixed commercial use facilities:
Owner occupied	20,331	6,360	26,691	3.5%
Non-owner occupied	23,427	255	23,682	3.1%
Total mixed commercial use facilities	43,758	6,615	50,373	6.6%
Day care facilities - owner occupied	15,912	—	15,912	2.1%
Non-owner occupied	159	—	159	—%
Total day care facilities	16,071	—	16,071	2.1%
Health care facilities:
Owner occupied	7,837	22	7,859	1.0%
Non-owner occupied	4,736	145	4,881	0.6%
Total health care facilities	12,573	167	12,740	1.6%
Residential property:
Owner occupied	1,088	769	1,857	0.2%
Non-owner occupied	12,643	1,991	14,634	1.9%
Total restaurant facilities	13,731	2,760	16,491	2.1%
Restaurant facilities:
Owner occupied	13,261	112	13,373	1.7%
Non-owner occupied	1,273	—	1,273	0.2%
Total restaurant facilities	14,534	112	14,646	1.9%
Warehouse facilities	15,663	529	16,192	2.1%
Gas station facilities:
Owner occupied	5,263	75	5,338	0.7%
Non-owner occupied	7,738	388	8,126	1.1%
Total gas station facilities	13,001	463	13,464	1.8%
Fitness center facilities:
Owner occupied	10,183	27	10,210	1.3%
Non-owner occupied	225	—	225	—%
Total fitness center facilities	10,408	27	10,435	1.3%
School	5,245	—	5,245	0.7%
Other	294,171	11,218	305,389	40.0%
Total commercial real estate, other	$742,532	$23,507	$766,039	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both June 30, 2015 and December 31, 2014.

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

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Commercial real estate	7,185	9,074	9,825	10,546	10,267
Commercial and industrial	7,194	5,107	4,036	3,228	3,219
Total commercial	14,379	14,181	13,861	13,774	13,486
Residential real estate	1,299	1,560	1,627	1,765	1,818
Home equity lines of credit	738	708	694	658	656
Consumer	1,674	1,512	1,587	1,231	1,298
Deposit account overdrafts	154	127	112	128	126
Total allowance for loan losses	$18,244	$18,088	$17,881	$17,556	$17,384
As a percent of originated loans, net of deferred fees and costs	1.42%	1.48%	1.48%	1.49%	1.49%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The increase in the allowance for loan losses during the second quarter of 2015 was due mainly to the increase in nonperforming loans as a large commercial relationship was placed on nonaccrual during the quarter. During the first quarter of 2015, Peoples' allowance for loan losses increased mainly as a result of an increase in criticized assets, which was partially offset by continued low levels of net charge-offs and an upgrade of a large criticized loan during the quarter.
As a percentage of total loans plus OREO, total nonperforming assets were 1.25% at June 30, 2015, compared to 0.68% at March 31, 2015 and 0.92% at June 30, 2014. Net charge-offs also remained at or below Peoples' long-term historical average. These factors had a direct impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans. Criticized assets, which are those classified as watch, substandard or doubtful, decreased $11.0 million largely due to an $8.4 million commercial real estate loan being upgraded during the quarter, as noted above, which subsequently paid off on July 2, 2015. During the first quarter of 2015, Peoples experienced an increase of $42.6 million in criticized loans, which are those classified as watch, substandard or doubtful, of which $27.0 million was related to the NB&T acquisition. Peoples received principal paydowns of $8.8 million in the first quarter of 2015, and upgraded $3.0 million in loans based upon the financial condition of the borrowers.
The decrease in the allowance for loan losses allocated to commercial real estate during the second quarter of 2015 was due mainly to a decrease in the historical loss rates, coupled with the decrease in criticized assets. The increase in the allowance for loan losses allocated to commercial and industrial during the second quarter of 2015 was the result of a large relationship being placed on nonaccrual status. In the first quarter of 2015, the allowance for loan losses allocated to commercial real estate decreased as a result of net recoveries in recent years reducing the historical loss rates. The increase in the allowance for loan losses allocated to commercial and industrial during the first quarter of 2015 was driven by higher criticized assets, mainly due to a single relationship comprised of three commercial and industrial loans totaling $13.7 million being downgraded during the quarter.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	34	10	77	126	—
Commercial real estate	34	10	77	126	—
Commercial and industrial	343	—	150	—	—
Residential real estate	96	186	101	105	135
Home equity lines of credit	23	58	77	6	25
Consumer	295	187	350	289	250
Deposit account overdrafts	180	143	165	150	91
Total gross charge-offs	971	584	920	676	501
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	82	55	947	905	96
Commercial real estate	82	55	947	905	96
Commercial and industrial	81	12	9	9	54
Residential real estate	46	115	—	52	79
Home equity lines of credit	65	15	16	8	6
Consumer	146	186	124	222	167
Deposit account overdrafts	35	58	21	32	30
Total recoveries	455	441	1,117	1,228	432
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	(48)	(45)	(870)	(779)	(96)
Commercial real estate	(48)	(45)	(870)	(779)	(96)
Commercial and industrial	262	(12)	141	(9)	(54)
Residential real estate	50	71	101	53	56
Home equity lines of credit	(42)	43	61	(2)	19
Consumer	149	1	226	67	83
Deposit account overdrafts	145	85	144	118	61
Total net charge-offs (recoveries)	$516	$143	$(197)	$(552)	$69
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.01)%	(0.01)%	(0.22)%	(0.22)%	(0.03)%
Commercial real estate	(0.01)%	(0.01)%	(0.22)%	(0.22)%	(0.03)%
Commercial and industrial	0.05%	—%	0.03%	—%	(0.03)%
Residential real estate	0.01%	0.01%	0.03%	0.02%	0.02%
Home equity lines of credit	(0.01)%	0.01%	0.01%	—%	0.01%
Consumer	0.03%	—%	0.06%	0.02%	0.03%
Deposit account overdrafts	0.03%	0.02%	0.04%	0.03%	0.02%
Total	0.10%	0.03%	(0.05)%	(0.15)%	0.02%
During both the first and second quarters of 2015, charge-offs exceeded recoveries, but net charge-offs continued to remain well below the long-term historical average of 0.30% to 0.50%.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Loans 90+ days past due and accruing:
Commercial real estate, other	$984	$2,146	$567	$1,406	$1,138
Commercial and industrial	488	408	301	279	903
Residential real estate	1,651	1,096	1,901	879	1,338
Home equity	17	47	20	—	39
Consumer	25	3	10	1	20
Total	3,165	3,700	2,799	2,565	3,438
Nonaccrual loans:
Commercial real estate, construction	—	96	—	—	—
Commercial real estate, other	1,756	1,890	2,278	2,014	1,835
Commercial and industrial	14,089	1,532	1,800	500	806
Residential real estate	3,113	2,931	2,695	2,633	2,807
Home equity	373	382	315	240	256
Consumer	34	—	3	—	—
Total	19,365	6,831	7,091	5,387	5,704
Troubled debt restructurings:
Commercial real estate, construction	—	—	96	96	96
Commercial real estate, other	242	275	306	339	1,356
Commercial and industrial	196	196	194	—	—
Residential real estate	917	977	658	465	675
Home equity	84	69	45	35	36
Consumer	19	14	16	—	—
Total	1,458	1,531	1,315	935	2,163
Total nonperforming loans (NPLs)	23,988	12,062	11,205	8,887	11,305
Other real estate owned (OREO)
Commercial	1,143	1,143	582	582	465
Residential	179	405	364	463	450
Total	1,322	1,548	946	1,045	915
Total nonperforming assets (NPAs)	$25,310	$13,610	$12,151	$9,932	$12,220
NPLs as a percent of total loans	1.19%	0.60%	0.69%	0.59%	0.86%
NPAs as a percent of total assets	0.79%	0.42%	0.47%	0.41%	0.57%
NPAs as a percent of total loans and OREO	1.25%	0.68%	0.75%	0.66%	0.93%
Allowance for loan losses as a percent of NPLs	76.05%	149.96%	159.58%	197.54%	152.57%
The increase in nonperforming loans during the second quarter was due to one large commercial relationship, comprised of four commercial and industrial loan balances, being placed on nonaccrual status. During the first quarter of 2015, commercial real estate loans reported as loans 90 days past due and accruing increased primarily due to a single loan that was previously acquired and several loans acquired from NB&T. The increase in OREO during the first quarter of 2015 was due to properties acquired as part of the NB&T acquisition.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Interest-bearing deposits:
Retail certificates of deposit	$480,687	$494,896	$432,563	$408,868	$373,072
Money market deposit accounts	395,788	402,257	337,387	309,721	268,939
Governmental deposit accounts	304,221	316,104	161,305	183,213	165,231
Savings accounts	410,371	406,276	295,307	262,949	244,472
Interest-bearing demand accounts	234,025	228,373	173,659	156,867	142,170
Total retail interest-bearing deposits	1,825,092	1,847,906	1,400,221	1,321,618	1,193,884
Brokered certificates of deposits	38,123	38,104	39,691	39,671	40,650
Total interest-bearing deposits	1,863,215	1,886,010	1,439,912	1,361,289	1,234,534
Non-interest-bearing deposits	681,357	695,131	493,162	500,330	426,384
Total deposits	$2,544,572	$2,581,141	$1,933,074	$1,861,619	$1,660,918
The decrease in governmental deposit accounts during the second quarter was due to normal seasonal declines, as the balances typically increase annually during the first quarter. Peoples also maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The increase in deposit balances during the first quarter was due to the acquisition of NB&T, which included retail certificates of deposits ("CDs") totaling $81.9 million, money market deposit accounts of $74.0 million, governmental deposit accounts of $120.9 million, savings accounts of $94.2 million, interest-bearing demand accounts of $56.3 million and non-interest bearing deposits of $179.7 million at March 31, 2015.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Short-term borrowings:
FHLB advances	$—	$—	$15,000	$—	$48,000
Retail repurchase agreements	92,711	91,101	73,277	71,897	67,733
Total short-term borrowings	92,711	91,101	88,277	71,897	115,733
Long-term borrowings:
FHLB advances	70,018	70,313	124,714	101,890	62,056
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	11,978	13,174	14,369	15,564	16,759
Subordinated debt	6,637	6,587	—	—	—
Total long-term borrowings	128,633	130,074	179,083	157,454	118,815
Total borrowed funds	$221,344	$221,175	$267,360	$229,351	$234,548
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
As disclosed in Peoples' 2014 Form 10-K, Peoples entered into a loan agreement in 2012, that was subsequently amended in 2014, and is subject to certain covenants. At June 30, 2015, Peoples was in compliance with the applicable material covenants, as explained in more detail in Note 5 - Long-Term Borrowings of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Capital/Stockholders’ Equity
During the first quarter of 2015, Peoples issued common shares (representing $76.0 million) in partial consideration for the NB&T acquisition, and the remaining consideration was paid in cash. At June 30, 2015, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company. Also during the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current capital ratios and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, Peoples must hold a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Capital Amounts:
Common Equity Tier 1	$276,346	$281,249	N/A	N/A	N/A
Tier 1	282,982	287,835	241,707	232,720	177,394
Total (Tier 1 and Tier 2)	303,439	307,795	261,371	251,977	196,426
Net risk-weighted assets	$2,023,844	$2,046,183	$1,687,968	$1,601,664	$1,438,683
Capital Ratios:
Common Equity Tier 1	13.65%	13.75%	N/A	N/A	N/A
Tier 1	13.98%	14.07%	14.32%	14.53%	12.33%
Total (Tier 1 and Tier 2)	14.99%	15.04%	15.48%	15.73%	13.65%
Leverage ratio	9.22%	10.98%	9.92%	10.64%	8.76%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Tangible Equity:
Total stockholders' equity, as reported	$418,164	$419,218	$340,118	$319,282	$244,270
Less: goodwill and other intangible assets	151,169	152,291	109,158	100,016	79,626
Tangible equity	$266,995	$266,927	$230,960	$219,266	$164,644

Tangible Assets:
Total assets, as reported	$3,210,425	$3,253,835	$2,567,769	$2,432,903	$2,163,301
Less: goodwill and other intangible assets	151,169	152,291	109,158	100,016	79,626
Tangible assets	$3,059,256	$3,101,544	$2,458,611	$2,332,887	$2,083,675

Tangible Book Value per Common Share:
Tangible equity	$266,995	$266,927	$230,960	$219,266	$164,644
Common shares outstanding	18,391,575	18,374,256	14,836,727	14,150,279	10,926,436

Tangible book value per common share	$14.52	$14.53	$15.57	$15.50	$15.07

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$266,995	$266,927	$230,960	$219,266	$164,644
Tangible assets	$3,059,256	$3,101,544	$2,458,611	$2,332,887	$2,083,648

Tangible equity to tangible assets	8.73%	8.61%	9.39%	9.40%	7.90%
The increase in the tangible equity to tangible assets ratio at June 30, 2015 compared to the ratio at March 31, 2015 was due mainly to the decrease in tangible assets. Tangible assets declined during the quarter largely as a result of the cash balance decreasing, which corresponded to the decline in deposit balances. The decrease in the tangible equity to tangible assets ratio during the first quarter of 2015 compared to the ratio at December 31, 2014 was primarily caused by the NB&T acquisition, which increased all components of the ratio. Compared to the prior year second quarter, increases in stockholders' equity were driven primarily by issuances of equity in connection with acquisitions, the Private Equity Issuance and earnings exceeding dividends in 2014, while higher tangible assets were attributable to loan growth and acquisitions.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
300	$6,006	6.3%	$5,600	7.3%	$(80,738)	(14.3)%	$(66,730)	(15.7)%
200	5,326	5.6%	4,848	6.3%	(47,943)	(8.5)%	(41,537)	(9.8)%
100	3,322	3.5%	3,235	4.2%	(25,161)	(4.5)%	(18,026)	(4.2)%
At June 30, 2015, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2014 Form 10-K.
At June 30, 2015, Peoples had liquid assets of $227.2 million, which represented 6.5% of total assets and unfunded commitments. This amount exceeded the minimal level of $70.2 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $79.0 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Home equity lines of credit	$84,687	$85,591	$62,704	$59,549	$50,558
Unadvanced construction loans	64,244	74,690	46,781	54,504	29,396
Other loan commitments	216,957	213,698	173,746	152,503	155,858
Loan commitments	365,888	373,979	283,231	266,556	235,812

Standby letters of credit	$22,247	$28,879	$30,837	$34,570	$33,852
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2015:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2015	700	(2)	$23.29	(2)	—	—
May 1 - 31, 2015	900	(2)(3)	$22.80	(2)(3)	—	—
June 1 - 30, 2015	495	(2)(3)	$24.34	(2)(3)	—	—
Total	2,095		$23.33		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2015.

(2)
Information reported includes 700 common shares, 525 common shares, and 375 common shares purchased in open market transactions during April, May, and June, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)
Information reported includes 375 common shares and 120 common shares withheld in May and June, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
On July 24, 2015, Peoples repaid the term note payable under the Amended Loan Agreement described in "Note 5. Long-Term Borrowings" of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The term note payable had an outstanding principal balance of $12.0 million as of June 30, 2015. The Amended Loan Agreement terminated as of July 24, 2015 as a result of the repayment of the term note payable. The related Negative Pledge Agreement terminated contemporaneously with the termination of the Amended Loan Agreement. There were no early termination fees associated with the repayment.

ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 29, 2015	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 29, 2015	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

4.1(a)
Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037
Filed herewith

4.1(b)
First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc.
Filed herewith

4.2(a)
Amended and Restated Declaration of Trust of NB&T Statutory Trust III, dated and effective as of June 25, 2007
Note: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and substituted for NB&T Financial Group, Inc. as “Sponsor”
Filed herewith

4.2(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Filed herewith

4.3
Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein)
Note: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and substituted for NB&T Financial Group, Inc. as “Guarantor”
Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2015; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to the Unaudited Consolidated Financial Statements.