Form 10-Q
period 2015-09-30
PEOPLES BANCORP INC
filed 2015-10-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,406,224 common shares, without par value, at October 28, 2015.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
(Dollars in thousands)
Assets
Cash and due from banks	$51,770	$42,230
Interest-bearing deposits in other banks	11,971	19,224
Total cash and cash equivalents	63,741	61,454
Available-for-sale investment securities, at fair value (amortized cost of $780,609 at September 30, 2015 and $632,967 at December 31, 2014)	793,285	636,880
Held-to-maturity investment securities, at amortized cost (fair value of $47,135 at September 30, 2015 and $48,442 at December 31, 2014)	46,399	48,468
Other investment securities, at cost	38,496	28,311
Total investment securities	878,180	713,659
Loans, net of deferred fees and costs	2,050,245	1,620,898
Allowance for loan losses	(23,331)	(17,881)
Net loans	2,026,914	1,603,017
Loans held for sale	1,636	4,374
Bank premises and equipment, net	53,401	40,335
Goodwill	133,201	98,562
Other intangible assets	18,138	10,596
Other assets	53,619	35,772
Total assets	$3,228,830	$2,567,769
Liabilities
Non-interest-bearing deposits	$711,226	$493,162
Interest-bearing deposits	1,819,630	1,439,912
Total deposits	2,530,856	1,933,074
Short-term borrowings	129,165	88,277
Long-term borrowings	116,400	179,083
Accrued expenses and other liabilities	27,649	27,217
Total liabilities	2,804,070	2,227,651
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,932,498 shares issued at September 30, 2015 and 15,599,643 shares issued at December 31, 2014, including shares in treasury	343,505	265,742
Retained earnings	90,960	90,391
Accumulated other comprehensive income (loss), net of deferred income taxes	4,985	(1,301)
Treasury stock, at cost, 589,396 shares at September 30, 2015 and 590,246 shares at December 31, 2014	(14,690)	(14,714)
Total stockholders’ equity	424,760	340,118
Total liabilities and stockholders’ equity	$3,228,830	$2,567,769

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans	$22,870	$15,910	$64,176	$43,353
Interest and dividends on taxable investment securities	4,484	4,181	13,400	12,661
Interest on tax-exempt investment securities	800	470	2,202	1,332
Other interest income (expense)	24	5	125	(14)
Total interest income	28,178	20,566	79,903	57,332
Interest Expense:
Interest on deposits	1,539	1,514	4,716	4,548
Interest on short-term borrowings	42	46	108	114
Interest on long-term borrowings	1,061	1,147	3,331	3,288
Total interest expense	2,642	2,707	8,155	7,950
Net interest income	25,536	17,859	71,748	49,382
Provision for (recovery of) loan losses	5,837	(380)	6,859	211
Net interest income after provision for (recovery of) loan losses	19,699	18,239	64,889	49,171
Other Income:
Insurance income	3,275	3,169	10,870	10,728
Deposit account service charges	2,922	2,449	8,065	6,787
Trust and investment income	2,497	1,876	7,088	5,656
Electronic banking income	2,241	1,695	6,533	4,796
Mortgage banking income	212	334	927	872
Net gain on investment securities	62	124	673	160
Net loss on asset disposals and other transactions	(51)	(109)	(1,290)	(285)
Other non-interest income	759	338	1,857	1,036
Total other income	11,917	9,876	34,723	29,750
Other Expenses:
Salaries and employee benefit costs	13,572	11,667	45,493	33,700
Net occupancy and equipment	2,840	2,267	8,273	5,822
Professional fees	1,287	1,451	5,542	3,625
Electronic banking expense	1,408	1,283	3,852	3,316
Amortization of other intangible assets	1,127	367	2,944	912
Data processing and software	910	673	2,670	1,798
Marketing expense	459	668	2,175	1,540
Communication expense	628	421	1,722	1,170
Franchise tax	502	388	1,552	1,215
FDIC insurance	562	331	1,516	878
Foreclosed real estate and other loan expenses	159	177	1,031	509
Other non-interest expense	2,658	2,514	11,034	6,543
Total other expenses	26,112	22,207	87,804	61,028
Income before income taxes	5,504	5,908	11,808	17,893
Income tax expense	1,370	1,729	3,450	5,454
Net income	$4,134	$4,179	$8,358	$12,439
Earnings per common share - basic	$0.23	$0.33	$0.48	$1.09
Earnings per common share - diluted	$0.22	$0.32	$0.47	$1.08
Weighted-average number of common shares outstanding - basic	18,127,131	12,632,341	17,357,034	11,348,625
Weighted-average number of common shares outstanding - diluted	18,271,979	12,765,880	17,487,642	11,464,020
Cash dividends declared	$2,759	$1,675	$7,789	$4,932
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$4,134	$4,179	$8,358	$12,439
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	7,171	(395)	9,458	15,503
Related tax (expense) benefit	(2,509)	139	(3,309)	(5,426)
Less: reclassification adjustment for net gain included in net income	62	124	673	160
Related tax expense	(22)	(43)	(236)	(56)
Net effect on other comprehensive income (loss)	4,622	(337)	5,712	9,973
Defined benefit plans:
Net (loss) income arising during the period	(167)	(311)	340	(1,490)
Related tax benefit (expense)	58	109	(119)	522
Amortization of unrecognized loss and service cost on benefit plans	26	32	88	97
Related tax expense	(9)	(11)	(30)	(34)
Recognition of loss due to settlement and curtailment	82	361	454	1,383
Related tax expense	(29)	(126)	(159)	(484)
Net effect on other comprehensive (loss) income	(39)	54	574	(6)
Total other comprehensive income (loss), net of tax (expense) benefit	4,583	(283)	6,286	9,967
Total comprehensive income	$8,717	$3,896	$14,644	$22,406

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net income	—	8,358	—	—	8,358
Other comprehensive income, net of tax	—	—	6,286	—	6,286
Cash dividends declared	—	(7,789)	—	—	(7,789)
Tax benefit from exercise of stock options	63	—	—	—	63
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	184	184
Purchase of treasury stock	—	—	—	(628)	(628)
Common shares issued under dividend reinvestment plan	299	—	—	—	299
Common shares issued under compensation plan for Board of Directors	(23)	—	—	178	155
Common shares issued under employee stock purchase plan	(35)	—	—	290	255
Stock-based compensation expense	1,432	—	—	—	1,432
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	76,027	—	—	—	76,027
Balance, September 30, 2015	$343,505	$90,960	$4,985	$(14,690)	$424,760

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$31,096	$19,422
Investing activities:
Available-for-sale investment securities:
Purchases	(155,043)	(109,356)
Proceeds from sales	49,918	88,561
Proceeds from principal payments, calls and prepayments	95,107	55,170
Held-to-maturity investment securities:
Purchases	—	(1,017)
Proceeds from principal payments	1,712	1,022
Net increase in loans	(43,102)	(67,963)
Net expenditures for premises and equipment	(7,049)	(5,363)
Proceeds from sales of other real estate owned	509	204
Proceeds from bank owned life insurance contracts	—	6,322
Business acquisitions, net of cash received	97,277	10,080
(Return of) investment in limited partnership and tax credit funds	(108)	358
Net cash provided by (used in) investing activities	39,221	(21,982)
Financing activities:
Net increase in non-interest-bearing deposits	92,628	43,085
Net decrease in interest-bearing deposits	(123,889)	(15,270)
Net increase (decrease) in short-term borrowings	40,888	(45,753)
Proceeds from long-term borrowings	—	5,268
Payments on long-term borrowings	(69,666)	(7,916)
Cash dividends paid	(7,426)	(4,618)
Purchase of treasury stock	(628)	(407)
Proceeds from issuance of common shares	—	40,242
Excess tax benefit from share-based payments	63	79
Net cash (used in) provided by financing activities	(68,030)	14,710
Net increase in cash and cash equivalents	2,287	12,150
Cash and cash equivalents at beginning of period	61,454	53,820
Cash and cash equivalents at end of period	$63,741	$65,970

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2014 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2015 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2014, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2014 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
In September 2015, the FASB issued an accounting standards update 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The simplification eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts of such adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. For public business entities (such as Peoples), the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the amendments with earlier application permitted for financial statements that have not been issued. Peoples elected to early adopt as of July 1, 2015, and will recognize measurement-period adjustments during the period in which Peoples determines the amounts of such adjustments, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.
In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples has elected to implement this new accounting guidance using a cumulative-effect approach. Management's preliminary analysis suggests that the adoption of this new accounting guidance is not expected to have a material effect on Peoples' financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Therefore, the results of Peoples' preliminary analysis of the materiality of the adoption of this new accounting guidance may change based on the conclusions reached as to the application of the new accounting guidance.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
September 30, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	2,993	—	2,993	—
States and political subdivisions	115,249	—	115,249	—
Residential mortgage-backed securities	639,327	—	639,327	—
Commercial mortgage-backed securities	24,348	—	24,348	—
Bank-issued trust preferred securities	4,776	—	4,776	—
Equity securities	6,592	6,383	209	—
Total available-for-sale securities	$793,285	$6,383	$786,902	$—
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$1	$—
U.S. government sponsored agencies	5,950	—	5,950	—
States and political subdivisions	64,743	—	64,743	—
Residential mortgage-backed securities	527,291	—	527,291	—
Commercial mortgage-backed securities	27,847	—	27,847	—
Bank-issued trust preferred securities	5,645	—	5,645	—
Equity securities	5,403	5,204	199	—
Total available-for-sale securities	$636,880	$5,204	$631,676	$—
Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Obligations of:
States and political subdivisions	$4,258	$—	$4,258	$—
Residential mortgage-backed securities	36,080	—	36,080	—
Commercial mortgage-backed securities	6,797	—	6,797	—
Total held-to-maturity securities	$47,135	$—	$47,135	$—
December 31, 2014
Obligations of:
States and political subdivisions	$4,282	$—	$4,282	$—
Residential mortgage-backed securities	36,740	—	36,740	—
Commercial mortgage-backed securities	7,420	—	7,420	—
Total held-to-maturity securities	$48,442	$—	$48,442	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when they believe a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2015, impaired loans with an aggregate outstanding principal balance of $58.7 million were measured and reported at a fair value of $48.1 million.  For the three and nine months ended September 30, 2015, Peoples recognized $4.1 million and $7.2 million, respectively, of losses on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$63,741	$63,741	$61,454	$61,454
Investment securities	878,180	878,916	713,659	713,633
Loans	2,028,550	1,990,941	1,607,391	1,581,813
Financial liabilities:
Deposits	$2,530,856	$2,535,874	$1,933,074	$1,938,021
Short-term borrowings	129,165	129,165	88,277	88,277
Long-term borrowings	116,400	121,753	179,083	183,878
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	2,904	89	—	2,993
States and political subdivisions	112,132	3,196	(79)	115,249
Residential mortgage-backed securities	634,892	8,836	(4,401)	639,327
Commercial mortgage-backed securities	23,930	418	—	24,348
Bank-issued trust preferred securities	5,140	42	(406)	4,776
Equity securities	1,611	5,071	(90)	6,592
Total available-for-sale securities	$780,609	$17,652	$(4,976)	$793,285
December 31, 2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$1
U.S. government sponsored agencies	5,836	114	—	5,950
States and political subdivisions	62,292	2,510	(59)	64,743
Residential mortgage-backed securities	529,245	5,910	(7,864)	527,291
Commercial mortgage-backed securities	28,021	112	(286)	27,847
Bank-issued trust preferred securities	6,132	3	(490)	5,645
Equity securities	1,440	4,044	(81)	5,403
Total available-for-sale securities	$632,967	$12,693	$(8,780)	$636,880
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both September 30, 2015 and December 31, 2014.  At September 30, 2015, there were no securities of a single issuer, other than U.S. Treasury and government agencies, and U.S. government sponsored agencies/enterprises, that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross gains realized	$94	$129	$726	$863
Gross losses realized	32	5	53	703
Net gain realized	$62	$124	$673	$160
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2015
Obligations of:
States and political subdivisions	$7,453	$71	15	$213	$8	1	$7,666	$79
Residential mortgage-backed securities	105,219	1,167	28	96,747	3,234	31	201,966	4,401
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Bank-issued trust preferred securities	2,139	3	—	2,595	403	3	4,734	406
Equity securities	339	17	2	102	73	1	441	90
Total	$115,150	$1,258	45	$99,657	$3,718	36	$214,807	$4,976
December 31, 2014
Obligations of:
States and political subdivisions	$2,602	$12	4	$5,788	$47	8	$8,390	$59
Residential mortgage-backed securities	114,018	1,091	21	216,224	6,773	57	330,242	7,864
Commercial mortgage-backed securities	—	—	—	19,404	286	4	19,404	286
Bank-issued trust preferred securities	—	—	—	2,509	490	3	2,509	490
Equity securities	40	2	2	96	79	1	136	81
Total	$116,660	$1,105	27	$244,021	$7,675	73	$360,681	$8,780
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2015, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2015 and December 31, 2014, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2015, approximately 97% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 3%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2015 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	989	—	1,915	2,904
States and political subdivisions	246	9,275	29,640	72,971	112,132
Residential mortgage-backed securities	—	9,728	51,764	573,400	634,892
Commercial mortgage-backed securities	—	—	20,026	3,904	23,930
Bank-issued trust preferred securities	—	—	—	5,140	5,140
Equity securities					1,611
Total available-for-sale securities	$246	$19,992	$101,430	$657,330	$780,609
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$—
U.S. government sponsored agencies	—	1,000	—	1,993	2,993
States and political subdivisions	248	9,586	30,477	74,938	115,249
Residential mortgage-backed securities	—	9,763	52,331	577,233	639,327
Commercial mortgage-backed securities	—	—	20,365	3,983	24,348
Bank-issued trust preferred securities	—	—	—	4,776	4,776
Equity securities					6,592
Total available-for-sale securities	$248	$20,349	$103,173	$662,923	$793,285
Total weighted-average yield	5.04%	2.16%	2.78%	2.63%	2.65%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Obligations of:
States and political subdivisions	$3,833	$430	$(5)	$4,258
Residential mortgage-backed securities	35,712	666	(298)	36,080
Commercial mortgage-backed securities	6,854	—	(57)	6,797
Total held-to-maturity securities	$46,399	$1,096	$(360)	$47,135
December 31, 2014
Obligations of:
States and political subdivisions	$3,841	$448	$(7)	$4,282
Residential mortgage-backed securities	36,945	189	(394)	36,740
Commercial mortgage-backed securities	7,682	9	(271)	7,420
Total held-to-maturity securities	$48,468	$646	$(672)	$48,442
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or the nine months ended September 30, 2015 and 2014.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$320	$5	1	$320	$5
Residential mortgage-backed securities	3,304	36	1	10,320	262	2	13,624	298
Commercial mortgage-backed securities	588	8	—	6,209	49	1	6,797	57
Total	$3,892	$44	1	$16,849	$316	4	$20,741	$360
December 31, 2014
Obligations of:
States and political subdivisions	$—	$—	—	$323	$7	1	$323	$7
Residential mortgage-backed securities	$—	$—	—	$18,242	$394	5	$18,242	$394
Commercial mortgage-backed securities	—	—	—	6,356	271	1	6,356	271
Total	$—	$—	—	$24,921	$672	7	$24,921	$672
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$325	$—	$3,508	$3,833
Residential mortgage-backed securities	—	—	492	35,220	35,712
Commercial mortgage-backed securities	—	—	—	6,854	6,854
Total held-to-maturity securities	$—	$325	$492	$45,582	$46,399
Fair value
Obligations of:
States and political subdivisions	$—	$320	$—	$3,938	$4,258
Residential mortgage-backed securities	—	—	499	35,581	36,080
Commercial mortgage-backed securities	—	—	—	6,797	6,797
Total held-to-maturity securities	$—	$320	$499	$46,316	$47,135
Total weighted-average yield	—%	3.14%	2.28%	2.69%	2.69%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $488.8 million and $352.8 million at September 30, 2015 and December 31, 2014, respectively, and held-to-maturity investment securities with carrying values of $21.8 million and $22.9 million at September 30, 2015 and December 31, 2014, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $11.7 million and $13.5 million at September 30, 2015 and December 31, 2014, respectively, and held-to-maturity securities with carrying values of $23.6 million and $24.5 million at September 30, 2015 and December 31, 2014, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$68,798	$37,901
Commercial real estate, other	429,120	434,660
Commercial real estate	497,918	472,561
Commercial and industrial	288,697	249,975
Residential real estate	282,863	254,169
Home equity lines of credit	71,620	62,463
Consumer	213,394	169,913
Deposit account overdrafts	1,317	2,933
Total originated loans	$1,355,809	$1,212,014
Acquired Loans:
Commercial real estate, construction	$12,278	$1,051
Commercial real estate, other	281,510	121,475
Commercial real estate	293,788	122,526
Commercial and industrial	68,759	30,056
Residential real estate	288,269	225,274
Home equity lines of credit	34,147	18,232
Consumer	9,473	12,796
Deposit account overdrafts	—	—
Total acquired loans	$694,436	$408,884
Loans, net of deferred fees and costs	$2,050,245	$1,620,898
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate, other	$17,465	$7,762
Commercial and industrial	3,660	1,041
Residential real estate	28,302	15,183
Consumer	220	306
Total outstanding balance	$49,647	$24,292
Net carrying amount	$37,442	$19,067

Changes in the accretable yield for purchase credit impaired loans for the nine months ended September 30, 2015 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2014	$3,172
Additions:
Reclassification from nonaccretable to accretable	2,074
NB&T Financial Group, Inc.	3,611
Accretion	(1,322)
Balance, September 30, 2015	$7,535
Cash flows expected to be collected on purchase credit impaired loans are estimated semi-annually by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $551.5 million and $457.1 million at September 30, 2015 and December 31, 2014, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $199.9 million and $150.7 million at September 30, 2015 and December 31, 2014, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	2,190	2,575	—	—
Commercial real estate	2,190	2,575	—	—
Commercial and industrial	13,717	1,286	—	—
Residential real estate	3,213	3,049	79	818
Home equity lines of credit	330	341	—	20
Consumer	72	19	19	2
Total originated loans	$19,522	$7,270	$98	$840
Acquired loans:
Commercial real estate, construction	$—	$96	$—	$—
Commercial real estate, other	453	9	834	567
Commercial real estate	453	105	834	567
Commercial and industrial	294	708	1,674	301
Residential real estate	828	304	1,144	1,083
Home equity lines of credit	39	19	10	—
Consumer	8	—	—	8
Total acquired loans	$1,622	$1,136	$3,662	$1,959
Total loans	$21,144	$8,406	$3,760	$2,799

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2015
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$68,798	$68,798
Commercial real estate, other	7,654	893	1,161	9,708	419,412	429,120
Commercial real estate	7,654	893	1,161	9,708	488,210	497,918
Commercial and industrial	1,702	116	13,680	15,498	273,199	288,697
Residential real estate	1,997	1,599	1,289	4,885	277,978	282,863
Home equity lines of credit	124	178	104	406	71,214	71,620
Consumer	1,203	134	19	1,356	212,038	213,394
Deposit account overdrafts	—	—	—	—	1,317	1,317
Total originated loans	$12,680	$2,920	$16,253	$31,853	$1,323,956	$1,355,809
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,238	$12,278
Commercial real estate, other	1,133	4,066	1,237	6,436	275,074	281,510
Commercial real estate	1,133	4,066	1,277	6,476	287,312	293,788
Commercial and industrial	671	—	1,942	2,613	66,146	68,759
Residential real estate	1,368	1,652	1,684	4,704	283,565	288,269
Home equity lines of credit	36	106	10	152	33,995	34,147
Consumer	129	13	—	142	9,331	9,473
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$3,337	$5,837	$4,913	$14,087	$680,349	$694,436
Total loans	$16,017	$8,757	$21,166	$45,940	$2,004,305	$2,050,245
December 31, 2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$37,901	$37,901
Commercial real estate, other	565	285	1,220	2,070	432,590	434,660
Commercial real estate	565	285	1,220	2,070	470,491	472,561
Commercial and industrial	17	18	1,245	1,280	248,695	249,975
Residential real estate	4,502	1,062	1,902	7,466	246,703	254,169
Home equity lines of credit	344	425	129	898	61,565	62,463
Consumer	1,136	157	2	1,295	168,618	169,913
Deposit account overdrafts	65	—	—	65	2,868	2,933
Total originated loans	$6,629	$1,947	$4,498	$13,074	$1,198,940	$1,212,014
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96	$955	$1,051
Commercial real estate, other	1,067	143	567	1,777	119,698	121,475
Commercial real estate	1,067	143	663	1,873	120,653	122,526
Commercial and industrial	46	6	815	867	29,189	30,056
Residential real estate	4,026	1,331	1,179	6,536	218,738	225,274
Home equity lines of credit	9	19	—	28	18,204	18,232
Consumer	245	27	8	280	12,516	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$5,393	$1,526	$2,665	$9,584	$399,300	$408,884
Total loans	$12,022	$3,473	$7,163	$22,658	$1,598,240	$1,620,898

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

The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2015
Originated loans:
Commercial real estate, construction	$66,061	$1,473	$921	$—	$343	$68,798
Commercial real estate, other	399,398	15,075	14,647	—	—	429,120
Commercial real estate	465,459	16,548	15,568	—	343	497,918
Commercial and industrial	262,103	9,754	16,840	—	—	288,697
Residential real estate	20,952	1,111	12,931	93	247,776	282,863
Home equity lines of credit	741	—	756	—	70,123	71,620
Consumer	39	—	4	—	213,351	213,394
Deposit account overdrafts	—	—	—	—	1,317	1,317
Total originated loans	$749,294	$27,413	$46,099	$93	$532,910	$1,355,809
Acquired loans:
Commercial real estate, construction	$12,278	$—	$—	$—	$—	$12,278
Commercial real estate, other	251,063	12,959	17,409	79	—	281,510
Commercial real estate	263,341	12,959	17,409	79	—	293,788
Commercial and industrial	59,683	3,874	4,860	342	—	68,759
Residential real estate	19,639	1,423	1,122	—	266,085	288,269
Home equity lines of credit	317	—	—	—	33,830	34,147
Consumer	272	—	—	—	9,201	9,473
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$343,252	$18,256	$23,391	$421	$309,116	$694,436
Total loans	$1,092,546	$45,669	$69,490	$514	$842,026	$2,050,245
December 31, 2014
Originated loans:
Commercial real estate, construction	$37,637	$—	$—	$—	$264	$37,901
Commercial real estate, other	405,224	12,316	17,120	—	—	434,660
Commercial real estate	442,861	12,316	17,120	—	264	472,561
Commercial and industrial	239,168	8,122	2,684	1	—	249,975
Residential real estate	21,296	1,195	11,601	56	220,021	254,169
Home equity lines of credit	767	—	965	—	60,731	62,463
Consumer	60	1	8	—	169,844	169,913
Deposit account overdrafts	—	—	—	—	2,933	2,933
Total originated loans	$704,152	$21,634	$32,378	$57	$453,793	$1,212,014
Acquired loans:
Commercial real estate, construction	$955	$—	$—	$—	$96	$1,051
Commercial real estate, other	106,115	7,100	8,260	—	—	121,475
Commercial real estate	107,070	7,100	8,260	—	96	122,526
Commercial and industrial	27,313	255	2,294	194	—	30,056
Residential real estate	13,458	833	1,540	—	209,443	225,274
Home equity lines of credit	98	—	—	—	18,134	18,232
Consumer	279	—	—	—	12,517	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$148,218	$8,188	$12,094	$194	$240,190	$408,884
Total loans	$852,370	$29,822	$44,472	$251	$693,983	$1,620,898

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2015
Commercial real estate, construction	$44	$—	$44	$44	$—	$27	$2
Commercial real estate, other	15,846	134	14,921	15,055	7	6,777	604
Commercial real estate	15,890	$134	$14,965	$15,099	$7	$6,804	$606
Commercial and industrial	19,835	13,864	3,442	17,306	7,193	7,466	135
Residential real estate	33,572	49	32,647	32,696	4	10,504	921
Home equity lines of credit	880	—	876	876	—	342	29
Consumer	400	—	387	387	—	193	43
Total	$70,577	$14,047	$52,317	$66,364	$7,204	$25,309	$1,734
December 31, 2014
Commercial real estate, construction	$9,914	$—	$9,909	9,909	$—	$2,020	$540
Commercial real estate, other	8,668	653	7,742	8,395	189	2,951	248
Commercial real estate	18,582	$653	$17,651	$18,304	$189	$4,971	$788
Commercial and industrial	3,747	1,945	1,767	3,712	816	766	73
Residential real estate	6,889	53	6,372	6,425	9	3,543	272
Home equity lines of credit	500	—	498	498	—	298	18
Consumer	391	—	386	386	—	156	24
Total	$30,109	$2,651	$26,674	$29,325	$1,014	$9,734	$1,175
At September 30, 2015, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30.

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2015
Originated loans:
Commercial real estate, construction	2	$128	$128	$128
Commercial and industrial	4	$13,670	$13,670	$13,658
Residential real estate	2	73	73	73
Home equity lines of credit	2	78	78	77
Consumer	2	31	31	31
Total originated loans	12	$13,980	$13,980	$13,967
Acquired loans:
Commercial real estate, other	1	24	24	24
Home equity lines of credit	1	8	8	8
Residential real estate	1	34	33	33
Total acquired loans	3	$66	$65	$65
September 30, 2014
Originated loans:
Commercial and industrial	1	$2	$2	$2
Residential real estate	25	1,344	1,344	1,343
Home equity lines of credit	8	152	152	152
Consumer	11	86	86	86
Total originated loans	45	$1,584	$1,584	$1,583
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2015
Originated loans:
Commercial real estate, construction	2	$128	$128	$128
Commercial and industrial	4	$13,670	$13,670	$13,658
Residential real estate	4	257	256	167
Home equity lines of credit	11	387	387	378
Consumer	4	45	42	41
Total originated loans	25	$14,487	$14,483	$14,372
Acquired loans:
Commercial real estate, other	1	24	24	24
Home equity lines of credit	1	8	8	8
Residential real estate	1	34	33	33
Total acquired loans	3	$66	$65	$65
September 30, 2014
Originated loans:
Commercial real estate, construction	1	$96	$96	$96
Commercial and industrial	1	$2	$2	$2
Residential real estate	43	2,290	2,290	2,264
Home equity lines of credit	12	238	238	236
Consumer	23	159	159	151
Total originated loans	80	$2,785	$2,785	$2,749
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans for the nine months ended September 30 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification).

	September 30, 2015			September 30, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Commercial and industrial	2	$196	—	—	$—	$—
Residential real estate	—	—	—	1	40	—
Home equity lines of credit	—	—	—	1	17	—
Total	2	$196	$—	2	$57	$—
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

Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the nine months ended September 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(182)	(426)	(536)	(116)	(868)	(566)	(2,694)
Recoveries	160	93	208	107	583	134	1,285
Net charge-offs	(22)	(333)	(328)	(9)	(285)	(432)	(1,409)
(Recovery of) provision for loan losses	(2,297)	7,783	(117)	92	518	474	6,453
Balance, September 30, 2015	$7,506	$11,486	$1,182	$777	$1,820	$154	$22,925

Period-end amount allocated to:
Loans individually evaluated for impairment	$7	$7,193	$4	$—	$—	$—	$7,204
Loans collectively evaluated for impairment	7,499	4,293	1,178	777	1,820	154	15,721
Ending balance	$7,506	$11,486	$1,182	$777	$1,820	$154	$22,925

Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	(126)	(49)	(377)	(51)	(841)	(351)	(1,795)
Recoveries	1,113	68	169	20	573	132	2,075
Net recoveries (charge-offs)	987	19	(208)	(31)	(268)	(219)	280
(Recovery of) provision for loan losses	(3,656)	1,035	1,092	346	1,183	211	211
Balance, September 30, 2014	$10,546	$3,228	$1,765	$658	$1,231	$128	$17,556

Period-end amount allocated to:
Loans individually evaluated for impairment	$252	$193	$24	$—	$—	$—	$469
Loans collectively evaluated for impairment	10,294	3,035	1,741	658	1,231	128	17,087
Ending balance	$10,546	$3,228	$1,765	$658	$1,231	$128	$17,556
The reduction in the allowance for originated loan losses allocated to commercial real estate, and the related recovery of originated loan losses recorded during 2015 compared to 2014 was driven by net recoveries in recent years reducing the historical loss rates. The increase in provision for originated commercial and industrial loans during 2015 was primarily related to a specific allowance for one relationship. The changes in the residential real estate, home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. As of September 30, 2015, the expected cash flows for both nonimpaired acquired loans and acquired credit impaired loans had decreased from those as of the respective acquisition dates, resulting in Peoples recording provision for loan losses with respect to those acquired loans.
The following table presents activity in the allowance for loan losses for acquired loans for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2015	2014	2015	2014
Nonimpaired loans:
Balance, January 1	$—	$—	$—	$—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—
Provision for loan losses	103	—	103	—
Balance, September 30	$103	$—	$103	$—

Purchase credit impaired loans:
Balance, January 1	$—	$—	$—	$—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—
Provision for loan losses	303	—	303	—
Balance, September 30	$303	$—	$303	$—

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	50,000	3.32%	83,995	3.30%
FHLB amortizing, fixed rate advances	19,715	2.61%	40,719	2.13%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
Subordinated debt	6,685	1.76%	—	—%
Term note payable (parent company)	$—	—%	$14,369	3.50%
Total long-term borrowings	$116,400	3.22%	$179,083	3.12%
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated financial institution which provided Peoples with an unsecured revolving credit loan with an original maximum principal amount of $5 million and an unsecured term loan in the principal amount of $24 million. The original maturity date for the revolving credit loan was December 17, 2013, which was subsequently extended to December 16, 2014 and then to December 16, 2015. As of September 30, 2015, Peoples had not borrowed any funds under the revolving credit loan and, as disclosed below, the term loan had been paid in full. On August 4, 2014, the Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the maximum principal amount of the revolving credit loan was increased from $5 million to $10 million. In addition, the interest rate on the term loan was reduced from 3.80% to 3.50%, and certain covenants related to the operations of Peoples' business were modified. Peoples was required to make quarterly principal and interest payments with respect to the term loan until the earlier of either full prepayment by Peoples or the stated maturity date. This term loan could be prepaid at any time prior to maturity without penalties, so long as no default had occurred. Concurrently with the Loan Agreement, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is subject to certain covenants under the Amended Loan Agreement, which include restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

•
Peoples and Peoples Bank, National Association ("Peoples Bank") being required to maintain, as of the last day of each fiscal quarter, sufficient capital to qualify as "well capitalized" under applicable regulatory guidance;

•
Peoples Bank being required to maintain a "Total Risk-Based Capital Ratio" (as defined in the Amended Loan Agreement) equal to or in excess of 12.50%, measured as of the last day of each fiscal quarter;

•
Peoples Bank being required to maintain a ratio of "Nonperforming Assets" to the sum of "Tangible Capital" plus the "Allowance for Loan Losses" (as each term was defined in the Amended Loan Agreement) of not more than 20%, measured as of the last day of each fiscal quarter;

•
Peoples being required to maintain a "Fixed Charge Coverage Ratio" (as defined in the Amended Loan Agreement) that equaled or exceeded 1.25 to 1.00, commencing with the quarter ended December 31, 2012 and for each quarter thereafter, with the items used in the ratio determined on a trailing 12-month basis;

•	issuance of dividends by Peoples Bank not exceeding the amount permitted by law without requiring regulatory approval;

•	minimum liquidity position (cash and cash equivalents available) of $2 million at Peoples on an unconsolidated basis, tested quarterly; and

•
Peoples Bank being required to maintain a ratio of "Allowance for Loan Losses" to "Nonperforming Loans" (as each term was defined in the Amended Loan Agreement) of not less than 70% measured as of the last day of each fiscal quarter.

On July 24, 2015, Peoples repaid the term loan balance of $12.0 million and there were no early termination fees associated with the repayment.
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
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Unaudited Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three Months Ending December 31, 2015	$2,731	2.16%
Year Ending December 31, 2016	2,945	2.38%
Year Ending December 31, 2017	2,330	2.46%
Year Ending December 31, 2018	82,390	3.47%
Year Ending December 31, 2019	1,426	2.61%
Thereafter	24,578	2.69%
Total long-term borrowings	$116,400	3.22%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2015:

	Common Stock	Treasury Stock
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grant of restricted common shares	118,011	—
Release of restricted common shares	—	22,170
Cancellation of restricted common shares	(9,006)
Exercise of stock options for common shares	—	—
Grant of common shares	2,810	(100)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,011
Reissuance of treasury stock	—	(9,642)
Common shares issued under dividend reinvestment plan	13,342	—
Common shares issued under compensation plan for Board of Directors	—	(6,940)
Common shares issued under employee stock purchase plan	—	(11,349)
Issuance of common shares related to the acquisition of
NB&T Financial Group, Inc.	3,207,698	—
Shares at September 30, 2015	18,932,498	589,396
On March 6, 2015, Peoples completed its acquisition of NB&T, and issued 3,207,698 common shares reflecting $76.0 million of consideration, with the remainder paid in cash. Additional information regarding the NB&T acquisition can be found in Note 10 - Acquisitions.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2015, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2015:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$2,542	$(3,843)	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(437)	—	(437)
Realized loss due to settlement and curtailment, net of tax	—	295	295
Other comprehensive income, net of reclassifications and tax	6,149	279	6,428
Balance, September 30, 2015	$8,254	$(3,269)	$4,985

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$111	$121	$335	$395
Expected return on plan assets	(122)	(139)	(373)	(458)
Amortization of net loss	28	34	92	103
Settlement of benefit obligation	82	361	454	1,383
Net periodic cost	$99	$377	$508	$1,423

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$2	$1	$4	$4
Amortization of net loss	(2)	(2)	(4)	(6)
Net periodic benefit	$—	$(1)	$—	$(2)
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
In the first three months of 2015, year-to-date lump sum distributions made to participants exceeded the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of January 1, 2015 as part of the calculation of the settlement loss of $269,000 that was recognized in the first quarter of 2015.  The pension obligation and plan assets were remeasured again as of April 1, 2015 as part of the calculation of the settlement loss of $103,000 recognized in connection with lump sum distributions made during the second quarter of 2015. The pension obligation and plan assets were remeasured again at July 1, 2015 as part of the calculation of the settlement loss of $82,000 recognized in connection with lump sum distributions made during the third quarter of 2015.

The following table summarizes the change in pension obligation and funded status as a result of the remeasurement and the aggregate settlement for the three months ended September 30, 2015:

	As of	September 30, 2015
(Dollars in thousands)	December 31,	Before Settlement	Impact of Settlements	After Settlements
Funded status:	2014
Projected benefit obligation	$13,695	$12,114	$(190)	$11,924
Fair value of plan assets	8,259	7,056	(190)	6,866
Funded status	$(5,436)	$(5,058)	$—	$(5,058)

Gross unrealized loss (gain)	$5,979	$5,175	$(82)	$5,093

Assumptions:
Discount rate	3.50%	3.90%		3.90%
Expected return on plan assets	7.50%	7.50%		7.50%
Note 8.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Distributed earnings allocated to common shareholders	$2,727	$1,649	$7,696	$4,862
Undistributed earnings allocated to common shareholders	1,375	2,498	574	7,486
Net earnings allocated to common shareholders	$4,102	$4,147	$8,270	$12,348

Weighted-average common shares outstanding	18,127,131	12,632,341	17,357,034	11,348,625
Effect of potentially dilutive common shares	144,848	133,539	130,608	115,395
Total weighted-average diluted common shares outstanding	18,271,979	12,765,880	17,487,642	11,464,020

Earnings per common share:
Basic	$0.23	$0.33	$0.48	$1.09
Diluted	$0.22	$0.32	$0.47	$1.08

Anti-dilutive shares excluded from calculation:
Stock options and SARs	42,832	51,727	47,831	55,604
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
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes the changes to Peoples' stock options for the nine months ended September 30, 2015:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	38,577	$28.09
Expired	17,000	27.19
Outstanding at September 30	21,577	$28.80	0.5	$—
Exercisable at September 30	21,577	$28.80	0.5	$—
The following table summarizes Peoples’ stock options outstanding at September 30, 2015:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$28.25			11,577	0.3 years	28.25
$28.56	to	$30.00	10,000	0.7 years	29.43
Total			21,577	0.5 years	$28.80
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the nine months ended September 30, 2015:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Outstanding at September 30	19,422	$25.93	1.6	$—
Exercisable at September 30	19,422	$25.93	1.6	$—

The following table summarizes Peoples’ SARs outstanding at September 30, 2015:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	1.8
$23.77	9,582	2.0
$29.25	7,840	1.1
Total	19,422	1.6
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2015, Peoples granted an aggregate of 107,961 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the second quarter of 2015, Peoples granted an aggregate of 5,600 restricted common shares to non-employee directors with a six-month time-based vesting period. In the third quarter of 2015, Peoples granted to certain key employees an aggregate of 4,000 restricted common shares with a three-year time-based vesting period and 450 restricted common shares subject to performance-based vesting with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2015:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	47,591	$19.48	125,079	$21.73
Awarded	9,600	22.41	108,411	23.62
Released	24,045	15.78	49,058	21.74
Forfeited	500	15.64	8,506	22.49
Outstanding at September 30	32,646	$23.12	175,926	$22.86

For the nine months ended September 30, 2015, the total intrinsic value of restricted common shares released was $1.7 million.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Total stock-based compensation	$405	$428	$1,432	$1,382
Recognized tax benefit	(142)	(150)	(501)	(484)
Net expense recognized	$263	$278	$931	$898
Total unrecognized stock-based compensation expense related to unvested awards was $2.2 million at September 30, 2015, which will be recognized over a weighted-average period of 2.0 years.

Note 10. Acquisitions

During 2015, Peoples has completed two acquisitions, which have been accounted for as business combinations under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed and related identifiable intangible assets were recorded at their acquisition date fair values, and are detailed in the table below. The goodwill recognized will not be deductible for income tax purposes. The balances and operations related to these acquisitions have been included in Peoples' Unaudited Consolidated Financial Statements from the date of acquisition.
On July 21, 2015, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired an insurance agency and related customer accounts in the Lebanon, Ohio area for total cash consideration of $0.9 million, and recorded $0.5 million of customer relationship intangibles and $0.4 million of goodwill.
On March 6, 2015, Peoples completed its acquisition of NB&T for total consideration of $102.7 million which reflected the conversion of each of the 3,442,329 outstanding NB&T common shares into $7.75 in cash and 0.9319 in Peoples' common shares. NB&T merged into Peoples and NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operated 22 full-service branches in southwest Ohio, merged into Peoples Bank. Per the applicable accounting guidance for business combinations, the acquisition date fair values of the assets purchased, liabilities assumed and related identifiable intangible assets are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
The following table is a summary of the preliminary purchase price calculation for NB&T, including the assets acquired and liabilities assumed at their estimated fair values and the resulting goodwill recognized.

(Dollars in thousands, except per share data)	NB&T
Purchase price
Common shares outstanding of acquired company at acquisition date	3,442,329
Cash purchase price per share	$7.75
Cash consideration	26,678
Number of common shares of Peoples issued for each common share of acquired company	0.9319
Price per Peoples common share, based on closing stock price on acquisition date	$23.70
Common share consideration	76,027
Cash in lieu of fractional common shares of Peoples	4
Total purchase price	$102,709

Net assets at fair value
Assets
Cash and cash equivalents	$124,825
Investment securities	156,392
Loans, including loans held for sale, net of deferred fees and costs	384,588
Bank premises and equipment, net	10,702
Other intangible assets	10,130
Other assets	23,889
Total assets	710,526
Liabilities
Deposits	629,512
Borrowings	6,570
Accrued expenses and other liabilities	5,941
Total liabilities	642,023
Net assets	$68,503
Goodwill	$34,206

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2015, which resulted in changes to certain fair value estimates made as of the date of acquisition. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering the additional information, obtained during the three months ended September 30, 2015, the estimated fair value of loans decreased $0.3 million, other assets decreased $0.3 million, and accrued expenses and other liabilities increased $0.1 million from June 30, 2015. These revised fair value estimates resulted in a net increase to goodwill of $0.5 million from the amount reported as of June 30, 2015, to $34.2 million, which was recognized in the September 30, 2015 Unaudited Consolidated Balance Sheet. The decrease in fair value of loans was considered immaterial to the income previously stated.
Acquired loans are reported net of the unamortized fair value adjustment. The following table details the preliminary fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands)	NB&T
Nonimpaired loans:
Contractual cash flows	$497,451
Nonaccretable difference	45,828
Expected cash flows	451,623
Accretable yield	90,346
Fair value	$361,277
Purchase credit impaired loans:
Contractual cash flows	$40,258
Nonaccretable difference	13,336
Expected cash flows	26,922
Accretable yield	3,611
Fair value	$23,311
The following table illustrates the unaudited pro forma information for the results of operations for periods ended September 30, as if the acquisition of NB&T had occurred on January 1 of each year. This information includes the impact of certain purchase accounting adjustments, including the amortization/accretion related to loans, other intangible assets, deposits and borrowings. This information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations had the acquisition been completed at the beginning of the earliest periods presented, and is not necessarily indicative of future results of operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2015	2014	2015	2014
Total revenue (net interest income and non-interest income)	$37,442	$35,888	$111,924	$102,827
Net income available to common shareholders	4,134	5,384	9,641	16,240
Peoples' total revenue for the third quarter of 2015 and through the nine months ended September 30, 2015, included $7.4 million and $16.4 million, respectively, provided by NB&T. Also, Peoples' net income available to common shareholders for the third quarter of 2015 and through the nine months ended September 30, 2015, included $2.1 million and $4.1 million, respectively, provided by NB&T.
Peoples recorded non-interest expenses related to acquisitions, mainly the NB&T acquisition, of $9.9 million and net losses on asset disposals related to the NB&T acquisition of $0.6 million in the Unaudited Consolidated Statement of Income for the nine months ended September 30, 2015. The $9.9 million was included in the following line items on the Unaudited Consolidated Statement of Income for the nine months ended September 30, 2015: salaries and employee benefit costs contained $4.4 million, professional fees contained $1.7 million, and other non-interest expenses contained $3.8 million.

The following table is a preliminary summary of the changes in goodwill and intangible assets during the nine-month period ended September 30, 2015:

(Dollars in thousands)	Goodwill	Gross Core Deposits	Gross Customer Relationships
Balance, December 31, 2014	$98,562	$7,013	$8,858
Acquired intangible assets	34,639	8,623	1,695
Accumulated amortization	$—	$(3,497)	$(6,960)
Balance, September 30, 2015	$133,201	$12,139	$3,593
The following is an analysis of activity of servicing rights for the nine-month period ended September 30, 2015:

(Dollars in thousands)	2015
Balance, December 31, 2014	$2,238
Amortization	(499)
Servicing rights originated	422
Servicing rights acquired	245
Balance, September 30, 2015	$2,406

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
SIGNIFICANT RATIOS
Return on average stockholders' equity	3.89%	5.84%	2.78%	6.68%
Return on average assets	0.51%	0.73%	0.36%	0.78%
Net interest margin	3.55%	3.45%	3.49%	3.40%
Efficiency ratio (a)	65.81%	77.82%	78.18%	74.92%
Pre-provision net revenue to average assets (b)	1.40%	0.96%	0.84%	1.14%
Average stockholders' equity to average assets	13.12%	12.47%	13.10%	11.64%
Average loans to average deposits	79.70%	79.82%	79.64%	78.58%
Dividend payout ratio	66.74%	40.06%	93.19%	39.65%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	1.21%	0.61%	1.21%	0.61%
Nonperforming assets as a percent of total assets (c)(d)	0.82%	0.42%	0.82%	0.42%
Nonperforming assets as a percent of total loans and other real estate owned (c)(d)	1.29%	0.68%	1.29%	0.68%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)	1.72%	1.47%	1.72%	1.47%
Allowance for loan losses as a percent of nonperforming loans (c)(d)	93.68%	192.71%	93.68%	192.71%
Provision for (recovery of) loan losses as a percent of average total loans	1.14%	(0.11)%	0.48%	0.02%
Net charge-offs (recoveries) as a percentage of average total loans (annualized)	0.15%	(0.15)%	0.09%	(0.03)%
CAPITAL RATIOS (d)
Common Equity Tier 1	13.46%	N/A	13.46%	N/A
Tier 1	13.77%	14.53%	13.77%	14.53%
Total (Tier 1 and Tier 2)	14.97%	15.73%	14.97%	15.73%
Tier 1 leverage	9.57%	10.64%	9.57%	10.64%
Tangible equity to tangible assets (e)	8.88%	9.40%	8.88%	9.40%
PER COMMON SHARE DATA
Earnings per common share – Basic	$0.23	$0.33	$0.48	$1.09
Earnings per common share – Diluted	0.22	0.32	0.47	1.08
Cash dividends declared per common share	0.15	0.15	0.45	0.45
Book value per common share (d)	23.08	22.57	23.08	22.57
Tangible book value per common share (d)(e)	$14.86	$15.50	$14.86	$15.50
Weighted-average number of common shares outstanding – Basic	18,127,131	12,632,341	17,357,034	11,348,625
Weighted-average number of common shares outstanding – Diluted	18,271,979	12,765,880	17,487,642	11,464,020
Common shares outstanding at end of period	18,400,809	14,150,279	18,400,809	14,150,279

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

(c)	Nonperforming loans include loans 90 days+ past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(d)	Data presented as of the end of the period indicated.

(e)
These amounts represent non-GAAP financial measures since they exclude the balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.  Additional information regarding the calculation of these measures can be found later in this discussion under the caption “Capital/Stockholders’ Equity”.

Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of recently completed acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate the NB&T acquisition and any future acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

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
Peoples offers diversified financial products and services through 82 financial service locations and 81 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”). Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited

Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2015, which were unchanged from the policies disclosed in Peoples’ 2014 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On July 24, 2015, Peoples repaid the $12.0 million term loan payable under the Amended Loan Agreement described in Note 5 - Loan-Term Borrowings of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q. There were no early termination fees associated with the repayment.

◦
At the close of business on March 6, 2015, Peoples completed the acquisition of NB&T and the 22 full-service offices of its subsidiary, The National Bank and Trust Company, in southwestern Ohio. Under the terms of the merger agreement, Peoples paid 0.9319 in Peoples' common shares and $7.75 in cash for each common share of NB&T, or total consideration of $102.7 million. The acquisition added $384.6 million of loans and $629.5 million of deposits at the acquisition date, after preliminary acquisition accounting adjustments.

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

◦
At the close of business on August 22, 2014, Peoples completed the acquisition of Ohio Heritage Bancorp, Inc. ("Ohio Heritage") and the 6 full-service offices of its subsidiary, Ohio Heritage Bank, in Coshocton, Newark, Heath, Mount Vernon and New Philadelphia, Ohio. Under the terms of the agreement, Peoples paid $110.00 of consideration per share of Ohio Heritage common stock, or $37.7 million, of which 85% was paid in Peoples' common shares and the remaining 15% in cash. The acquisition added $175.8 million of loans and $174.9 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement (the "Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the sale, and used the proceeds, in part, to fund the cash consideration for the NB&T acquisition.

◦
At the close of business on May 30, 2014, Peoples completed the acquisition of Midwest Bancshares, Inc. ("Midwest") and the 2 full-service offices of its subsidiary, First National Bank of Wellston, in Wellston and Jackson, Ohio. Under the terms of the agreement, Peoples paid $65.50 of consideration per share of Midwest common stock, or $12.6 million, of which 50% was paid in cash and the remaining 50% in Peoples' common shares. The acquisition added $58.7 million of loans and $77.9 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
In the third quarter of 2015, Peoples incurred $109,000 of acquisition-related expenses, compared to $732,000 in the second quarter of 2015, and $9.6 million in the first quarter of 2015. These acquisition-related expenses were primarily severance costs, fees for legal costs and other professional services, deconversion costs and write-offs associated with assets acquired. For the nine months of 2015, Peoples incurred $10.5 million of acquisition-related expenses in 2015 compared to $3.2 million in the nine months of 2014.

◦
As described in Note 7 - Employee Benefit Plans of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, Peoples incurred settlement charges of $82,000 in the third quarter of 2015 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the first quarter of 2015. Settlement charges of $103,000 and$361,000 were recognized during the second quarter of 2015 and third quarter of 2014, respectively. For the nine months ended 2015, settlement charges of $454,000 were recognized, compared to $1.4 million for the nine months of 2014.

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

◦
The Federal Reserve Board has maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and has maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board has indicated the possibility these short-term rates could start to be raised in fourth quarter 2015.

◦
From late 2008 until year-end 2014, the Federal Reserve Board took various actions to lower longer-term market interest rates as a means of stimulating the economy – a policy commonly referred to as “quantitative easing”. These actions involved buying mortgage-backed and other debt securities through its open market operations. In December 2013, the Federal Reserve Board announced plans to taper its quantitative easing efforts. As a result, the slope of the U.S. Treasury yield curve has fluctuated significantly. Substantial flattening occurred in late 2008, in mid-2010 and early third quarter of 2011 through 2012, while moderate steepening occurred in the second half of 2009, late 2010 and mid-2013. The curve remained relatively steep throughout the second half of 2013, primarily as a reaction to the Federal Reserve Board's announcement of a reduction in monthly asset purchases and generally improving economic conditions. The curve flattened gradually throughout 2014, and the intermediate part of the curve continued to flatten in 2015. The recent flattening of the yield curve was in response to the slowing global economy, geopolitical uncertainty, and lower yields on sovereign debt around the world.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended September 30, 2015 of $4.1 million, or $0.22 per diluted common share, compared to net income of $4.2 million and $0.32 per diluted common share a year ago, and $4.9 million or $0.27 per diluted common share in the second quarter of 2015. On a year-to-date basis, net income was $8.4 million or $0.47 per diluted share in the nine months of 2015 compared to $12.4 million or $1.08 per diluted share for the same period in 2014. The decreased earnings for all periods was primarily related to the increase in provision for loan losses which was partially offset by increased net interest income.
Net interest income was $25.5 million in the third quarter of 2015, compared to $17.9 million for the third quarter of 2014 and $24.8 million for the second quarter of 2015, while net interest margin was 3.55%, 3.45% and 3.46%, respectively. For the nine months ended September 30, 2015, net interest income was $71.7 million, compared to $49.4 million in 2014. The improvement was driven by an increase in earning assets due to higher loan balances, a reduction in funding costs and accretion income from acquisitions.
Net interest margin, excluding the net accretion income, improved 6 basis points compared to the linked quarter. Prepayment penalties received on investments and loans accounted for 4 basis points of the improvement. The remaining improvement was due to the strategies executed early in the quarter, which included excess cash being deployed into the investment portfolio and the payoff of the $12.0 million term loan. The accretion income, net of amortization expense, from acquisitions added 18 basis points of net interest margin in the third quarter of 2015, compared to 15 basis points for the linked quarter and 13 basis points for the third quarter of 2014. On a year-to-date basis, net accretion income from the acquisitions added 17 basis points for the nine months of 2015 and 9 basis points for the nine months of 2014.
Peoples' provision for loan losses for the three months ended September 30, 2015 was $5.8 million, which was driven largely by an increase in a specific reserve for a large commercial loan relationship. The loan growth experienced during the quarter, coupled with the increase in criticized loans, also accounted for a portion of the increase in the provision during the quarter, compared to a recovery of $380,000 during the three months ended September 30, 2014 and a provision of $672,000 for the three months ended June 30, 2015. Net charge-offs, while still below Peoples' historical rate of 30 to 40 basis points, increased during the quarter as Peoples recorded net charge-offs of $750,000, resulting in an annualized net charge-off rate of 15 basis points. The increase of $1.1 million in nonperforming assets was primarily due to the increase in loans 90+ days past due and accruing, which was mainly the result of two loans. Criticized assets, which are those classified as watch, substandard or doubtful, increased during the quarter largely due to four large commercial real estate loans being downgraded during the quarter.
For the third quarter of 2015, total non-interest income was relatively flat compared to the linked quarter and up 21% compared to the prior year third quarter. The growth in other non-interest income, which was primarily gains from selling Small Business Administration loans, was largely offset by the decline in mortgage banking income compared to the linked quarter. The growth in total non-interest income compared to the prior year third quarter was due largely to increased trust and investment income, electronic banking income and deposit account service charges. On a year-to-date basis, all categories comprising total non-interest income were up compared to the first nine months of 2014, most notably electronic banking income, trust and investment income, and deposit account service charges, with growth of 36%, 25%, and 19% respectively.
Non-interest expenses for the third quarter of 2015 were down 9% compared to the linked quarter, with much of the decrease due to a reduction in marketing expenses, coupled with reductions in foreclosed real estate and other loan expenses, salaries and employee benefits, and various other categories. Year-to-date non-interest expenses were up 44% compared to the first nine months of 2014, with the increase due largely to the NB&T acquisition, which closed March 6, 2015. Non-interest expenses for the third quarter and year-to-date of 2015 included acquisition costs of $0.1 million and $9.9 million, respectively; and pension settlement charges of $82,000 and $454,000, respectively. The efficiency ratio for the third quarter of 2015 was 65.81%, compared to 74.20% for the linked quarter and 77.82% for the third quarter of 2014. The decrease in the ratio for the quarter was the result of the decrease in non-interest expenses.
At September 30, 2015, total assets were $3.23 billion, up $661.1 million from year-end 2014. This increase was primarily the result of the NB&T acquisition. The allowance for loan losses was $23.3 million, or 1.72% of originated loans (net of deferred fees and costs), compared to $17.9 million and 1.48% at December 31, 2014. The NB&T acquisition added approximately $384.6 million of loans at acquisition date, after preliminary acquisition accounting adjustments.
Total liabilities were $2.80 billion at September 30, 2015, up $576.4 million since year-end 2014. The increase in liabilities was primarily due to a 31%, or $597.8 million, increase in deposits. Total deposit growth in non-interest bearing deposits increased 44%, or $218.1 million, and interest bearing deposits increased 26%, or $379.7 million from December 31, 2014, primarily due to acquisitions. Total retail deposits decreased $9.4 million during the quarter. All interest-bearing deposit types decreased in the third quarter of 2015, with the largest decreases being certificates of deposits and governmental deposits.
At September 30, 2015, total stockholders' equity was $424.8 million, up $84.6 million since December 31, 2014. During the first quarter of 2015, Peoples issued $76.0 million of common shares as part of the consideration for the NB&T acquisition. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Risk-Based capital ratio remained stable at 13.77% at September 30, 2015, versus 14.32% at December 31, 2014, while the Total Risk-Based Capital ratio was 14.97% versus 15.48% at December 31, 2014. In addition, Peoples' tangible equity to tangible asset ratio was 8.88%, and tangible book value per common share was $14.86 at September 30, 2015, versus 9.39% and $15.57 at December 31, 2014, respectively.
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
The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$34,093	$21	0.24%	$94,376	$57	0.25%	$16,401	$5	0.12%
Other long-term investments	1,261	3	0.94%	1,345	4	1.19%	1,785	—	—%
Investment Securities (1):
Taxable	742,486	4,530	2.44%	722,969	4,599	2.54%	631,684	4,227	2.68%
Nontaxable (2)	113,577	1,231	4.34%	115,212	1,241	4.31%	63,170	723	4.58%
Total investment securities	856,063	5,761	2.69%	838,181	5,840	2.79%	694,854	4,950	2.85%
Loans (3):
Commercial real estate, construction	70,264	762	4.24%	59,297	637	4.25%	39,621	442	4.37%
Commercial real estate, other	719,679	8,478	4.61%	736,194	8,194	4.40%	500,828	5,786	4.52%
Commercial and industrial	342,672	3,559	4.06%	325,393	3,386	4.12%	254,683	2,883	4.43%
Residential real estate (4)	570,623	6,283	4.40%	573,041	6,355	4.44%	355,672	4,189	4.71%
Home equity lines of credit	104,941	1,277	4.83%	102,897	1,235	4.81%	67,841	603	3.53%
Consumer	219,143	2,559	4.63%	203,176	2,385	4.71%	173,795	2,054	4.69%
Total loans	2,027,322	22,918	4.46%	1,999,998	22,192	4.41%	1,392,440	15,957	4.52%
Less: Allowance for loan losses	(17,982)			(17,918)			(17,595)
Net loans	2,009,340	22,918	4.50%	1,982,080	22,192	4.45%	1,374,845	15,957	4.58%
Total earning assets	2,900,757	28,703	3.92%	2,915,982	28,093	3.84%	2,087,885	20,912	3.96%
Intangible assets	151,206			151,736			88,466
Other assets	157,730			152,205			100,897
Total assets	$3,209,693			$3,219,923			$2,277,248
Deposits:
Savings accounts	$410,131	$56	0.05%	$407,713	$55	0.05%	$253,328	$35	0.05%
Governmental deposit accounts	301,178	161	0.21%	307,535	165	0.22%	179,684	121	0.27%
Interest-bearing demand accounts	235,145	47	0.08%	234,602	48	0.08%	148,611	31	0.08%
Money market accounts	395,547	158	0.16%	397,217	158	0.16%	287,866	117	0.16%
Brokered deposits	34,883	328	3.73%	38,114	354	3.73%	40,508	381	3.73%
Retail certificates of deposit	472,516	789	0.66%	489,604	838	0.69%	385,222	829	0.85%
Total interest-bearing deposits	1,849,400	1,539	0.33%	1,874,785	1,618	0.35%	1,295,219	1,514	0.46%
Borrowed Funds:
Short-term FHLB advances	9,413	5	0.21%	—	—	—%	24,724	17	0.27%
Retail repurchase agreements	89,583	37	0.17%	76,242	31	0.16%	68,049	29	0.17%
Total short-term borrowings	98,996	42	0.17%	76,242	31	0.16%	92,773	46	0.20%
Long-term FHLB advances	69,821	548	3.11%	70,116	545	3.12%	78,766	615	3.10%
Wholesale repurchase agreements	40,000	371	3.71%	40,000	367	3.67%	40,000	371	3.71%
Other borrowings	9,656	142	5.75%	19,775	212	4.24%	16,748	161	3.85%
Total long-term borrowings	119,477	1,061	3.54%	129,891	1,124	3.47%	135,514	1,147	3.37%
Total borrowed funds	218,473	1,103	2.01%	206,133	1,155	2.25%	228,287	1,193	2.08%
Total interest-bearing liabilities	2,067,873	2,642	0.51%	2,080,918	2,773	0.53%	1,523,506	2,707	0.71%
Non-interest-bearing deposits	694,277			690,483			449,177
Other liabilities	26,433			28,709			20,557
Total liabilities	2,788,583			2,800,110			1,993,240
Total stockholders’ equity	421,110			419,813			284,008
Total liabilities and stockholders’ equity	$3,209,693			$3,219,923			$2,277,248
Interest rate spread		$26,061	3.41%		$25,320	3.31%		$18,205	3.25%
Net interest margin			3.55%			3.46%			3.45%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$63,670	$115	0.24%	$10,213	$(18)	(0.24)%
Other long-term investments	1,317	10	1.02%	2,068	5	0.32%
Investment Securities (1):
Taxable	713,386	13,537	2.53%	621,813	12,797	2.74%
Nontaxable (2)	104,474	3,389	4.33%	57,885	2,049	4.72%
Total investment securities	817,860	16,926	2.76%	679,698	14,846	2.91%
Loans (3):
Commercial real estate, construction	58,353	1,887	4.26%	48,314	1,454	3.97%
Commercial real estate, other	685,543	23,666	4.55%	473,713	16,188	4.51%
Commercial and industrial	320,793	10,140	4.17%	244,115	8,140	4.40%
Residential real estate (4)	549,582	18,234	4.42%	304,558	10,543	4.62%
Home equity lines of credit	97,881	3,367	4.60%	62,768	1,711	3.64%
Consumer	203,684	7,020	4.61%	156,893	5,448	4.64%
Total loans	1,915,836	64,314	4.45%	1,290,361	43,484	4.47%
Less: Allowance for loan losses	(17,930)			(17,318)
Net loans	1,897,906	64,314	4.49%	1,273,043	43,484	4.53%
Total earning assets	2,780,753	81,365	3.88%	1,965,022	58,317	3.94%
Intangible assets	141,754			81,358
Other assets	145,957			93,800
Total assets	$3,068,464			$2,140,180
Deposits:
Savings accounts	$381,717	$154	0.05%	$235,017	$97	0.06%
Governmental deposit accounts	273,768	450	0.22%	162,851	357	0.29%
Interest-bearing demand accounts	217,220	134	0.08%	141,503	88	0.08%
Money market accounts	381,238	456	0.16%	278,288	335	0.16%
Brokered deposits	37,130	1,034	3.72%	43,581	1,199	3.68%
Retail certificates of deposit	469,010	2,488	0.71%	367,412	2,472	0.90%
Total interest-bearing deposits	1,760,083	4,716	0.36%	1,228,652	4,548	0.49%
Borrowed Funds:
Short-term FHLB advances	5,436	8	0.20%	48,123	47	0.13%
Retail repurchase agreements	81,304	100	0.16%	54,357	67	0.16%
Total short-term borrowings	86,740	108	0.17%	102,480	114	0.15%
Long-term FHLB advances	87,154	1,718	2.64%	67,811	1,660	3.27%
Wholesale repurchase agreements	40,000	1,100	3.67%	40,000	1,100	3.67%
Other borrowings	15,205	513	4.45%	17,934	528	3.93%
Total long-term borrowings	142,359	3,331	3.13%	125,745	3,288	3.49%
Total borrowed funds	229,099	3,439	2.00%	228,225	3,402	1.99%
Total interest-bearing liabilities	1,989,182	8,155	0.55%	1,456,877	7,950	0.73%
Non-interest-bearing deposits	645,553			413,543
Other liabilities	31,625			20,611
Total liabilities	2,666,360			1,891,031
Total stockholders’ equity	402,104			249,149
Total liabilities and stockholders’ equity	$3,068,464			$2,140,180
Interest rate spread		$73,210	3.33%		$50,367	3.21%
Net interest margin			3.49%			3.40%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2015
	Three Months Ended September 30, 2015 Compared to						Compared to
(Dollars in thousands)	June 30, 2015			September 30, 2014			September 30, 2014
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$—	$(36)	$(36)	$9	$7	$16	$107	$26	$133
Other long-term investments	—	(1)	(1)	3	—	3	8	(3)	5
Investment Securities: (2)
Taxable	(640)	571	(69)	(1,884)	2,187	303	451	289	740
Nontaxable	40	(50)	(10)	(256)	764	508	290	1,050	1,340
Total investment income	(600)	521	(79)	(2,140)	2,951	811	741	1,339	2,080
Loans:
Commercial real estate, construction	(6)	131	125	(82)	402	320	114	319	433
Commercial real estate, other	1,176	(892)	284	116	2,576	2,692	167	7,311	7,478
Commercial and industrial	(242)	415	173	(1,372)	2,048	676	(675)	2,675	2,000
Residential real estate	(45)	(27)	(72)	(1,766)	3,860	2,094	(734)	8,425	7,691
Home equity lines of credit	5	37	42	272	402	674	528	1,128	1,656
Consumer	(225)	399	174	(164)	669	505	(67)	1,639	1,572
Total loan income	663	63	726	(2,996)	9,957	6,961	(667)	21,497	20,830
Total interest income	63	547	610	(5,124)	12,915	7,791	189	22,859	23,048
INTEREST EXPENSE:
Deposits:
Savings accounts	—	1	1	(3)	24	21	(4)	61	57
Government deposit accounts	(2)	(2)	(4)	(142)	182	40	(149)	242	93
Interest-bearing demand accounts	(2)	1	(1)	(9)	25	16	(1)	47	46
Money market accounts	—	—	—	(13)	54	41	(4)	125	121
Brokered certificates of deposit	3	(29)	(26)	—	(53)	(53)	24	(189)	(165)
Retail certificates of deposit	(24)	(25)	(49)	(761)	721	(40)	(785)	801	16
Total deposit cost	(25)	(54)	(79)	(928)	953	25	(919)	1,087	168
Borrowed funds:
Short-term borrowings	1	10	11	(4)	—	(4)	23	(29)	(6)
Long-term borrowings	134	(197)	(63)	300	(386)	(86)	(396)	439	43
Total borrowed funds cost	135	(187)	(52)	296	(386)	(90)	(373)	410	37
Total interest expense	110	(241)	(131)	(632)	567	(65)	(1,292)	1,497	205
Net interest income	$(47)	$788	$741	$(4,492)	$12,348	$7,856	$1,481	$21,362	$22,843
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

The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Net interest income, as reported	$25,536	$24,793	$17,859	$71,748	$49,382
Taxable equivalent adjustments	525	527	346	1,462	985
Fully tax-equivalent net interest income	$26,061	$25,320	$18,205	$73,210	$50,367
Net interest income increased 3% in the third quarter of 2015 compared to the prior quarter and 43% compared to the prior year third quarter. During the third quarter of 2015, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $1.4 million related to the completed acquisitions, which added 18 basis points to net interest margin, compared to $1.1 million, or 15 basis points, during the linked quarter and $660,000, or 13 basis points, during the prior year third quarter. On a year-to-date basis, accretion income and amortization expense from the acquisitions added 17 basis points for the nine months of 2015 and 9 basis points for the nine months of 2014.
The net interest margin, excluding the impact of amortization and accretion from the acquisitions completed, improved 6 basis points compared to the linked quarter. Prepayment penalties received on investments and loans accounted for 4 basis points of the improvement. The remaining improvement was due to the strategies executed early in the quarter, which included excess cash being deployed into the investment portfolio and the pay off of the $12.0 million term loan. Funding costs declined 2 basis points during the third quarter of 2015 compared to the prior quarter, and 18 basis points from the prior year third quarter. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Provision for checking account overdrafts	$202	$172	$120	$474	$211
Provision for other loan losses	5,635	500	(500)	6,385	—
Net provision for loan losses	$5,837	$672	$(380)	$6,859	$211
As a percentage of average total loans (a)	1.14%	0.13%	(0.11)%	0.48%	0.02%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded during the third quarter of 2015 was primarily due to increased loan growth, an increase in criticized loans and an increase in a specific reserve related to one commercial relationship, coupled with net charge-offs of $750,000. The provision for loan losses recorded during the second quarter of 2015 was primarily due to an increase in nonperforming assets due to a commercial relationship that was placed on nonaccrual status. The recovery recorded during the third quarter of 2014 was primarily due to a $500,000 recovery recorded on a loan that had previously been charged-off. During the third quarter of 2015, net charge-offs remained below the long-term historical averages of 30 to 40 basis points.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net (Loss) Gains on Asset Disposals and Other Transactions
The following table details the net (loss) gains on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Net (loss) gains on other real estate owned ("OREO")	$(50)	$(73)	$9	$(131)	$27
Net gain (loss) on debt extinguishment	—	—	67	(520)	67
Net loss on bank premises and equipment	(1)	(63)	(185)	(639)	(379)
Net loss on asset disposals and other transactions	$(51)	$(136)	$(109)	$(1,290)	$(285)
The net loss on OREO during the second and third quarter of 2015 was due mainly to the sale of one OREO property and the write-down of another OREO property during each quarter. The net loss on bank premises and equipment for the second quarter of 2015 was due mainly to a write-off of obsolete fixed assets and the write-down of a closed office location that is available for sale. During the first quarter of 2015, a loss on bank premises and equipment was recorded due to asset write-offs associated with the NB&T acquisition. Also during the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances, and a loss on OREO from decreases in the market value of residential properties that were sold. The loss on bank premises and equipment recorded during the third quarter of 2014 included $185,000 of losses due to asset write-offs associated with the Ohio Heritage acquisition, while the gain on debt extinguishment in 2014 was related to restructuring of FHLB advances and a gain on OREO from the sale of a residential property during 2014.
Non-Interest Income
Insurance income comprised the largest portion of third quarter 2015 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Property and casualty insurance commissions	$2,678	$2,665	$2,499	$7,755	$7,661
Performance-based commissions	116	30	224	1,609	1,656
Life and health insurance commissions	436	474	395	1,291	1,213
Credit life and A&H insurance commissions	12	26	9	39	25
Other fees and charges	33	88	42	176	173
Total insurance income	$3,275	$3,283	$3,169	$10,870	$10,728
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Overdraft and non-sufficient funds fees	$2,264	$2,259	$1,968	$6,173	$5,284
Account maintenance fees	581	521	449	1,553	1,239
Other fees and charges	77	68	32	339	264
Total deposit account service charges	$2,922	$2,848	$2,449	$8,065	$6,787
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

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Fiduciary	$1,780	$1,838	$1,346	$5,110	$4,109
Brokerage	717	706	530	1,978	1,547
Total trust and investment income	$2,497	$2,544	$1,876	$7,088	$5,656

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
(Dollars in thousands)
Trust assets under management	$1,261,112	$1,303,792	$1,319,423	$1,022,189	$999,822
Brokerage assets under management	556,242	576,412	501,635	525,089	511,400
Total managed assets	$1,817,354	$1,880,204	$1,821,058	$1,547,278	$1,511,222
Quarterly average	$1,861,070	$1,864,579	$1,622,287	$1,540,246	$1,520,615
The decrease in revenues and assets under management during the third quarter was due to excess market volatility. During 2015, trust assets under management increased compared to the prior year, mainly due to the NB&T acquisition, which also contributed to the overall increase in trust and investment income during the nine months of 2015 compared to the year-to-date 2014. In recent years, Peoples added experienced financial advisors in underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the third quarter of 2015, compared to the linked quarter, electronic banking income decreased 3% and compared to the prior year third quarter grew 32%. The growth in electronic banking income was primarily due to an increase in the volume of debit card transactions and ATM surcharges.
Mortgage banking income decreased 49% compared to the linked quarter, and 37% compared to the prior year third quarter due to decreased sales of loans to the secondary market, which was driven by mortgage interest rates available and customers' preference for long-term, fixed-rate loans. In the third quarter of 2015, Peoples sold approximately $8.5 million of loans to the secondary market compared to $19.7 million in the second quarter of 2015 and $14.5 million in the third quarter of 2014. For the nine months of 2015, Peoples sold approximately $41.1 million compared to $33.6 million in the first nine months of 2014.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately one-half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Base salaries and wages	$9,778	$10,080	$7,371	$32,131	$20,921
Sales-based and incentive compensation	1,422	1,725	2,116	4,975	5,206
Employee benefits	1,471	1,634	1,344	4,686	4,895
Stock-based compensation	405	461	428	1,432	1,382
Deferred personnel costs	(499)	(430)	(344)	(1,186)	(1,063)
Payroll taxes and other employment costs	995	1,090	752	3,455	2,359
Total salaries and employee benefit costs	$13,572	$14,560	$11,667	$45,493	$33,700
Full-time equivalent employees:
Actual at end of period	821	831	643	821	643
Average during the period	825	838	609	791	575

For the three months ended September 30, 2015, total salaries and employee benefit costs decreased $988,000. The decrease was due largely to the decrease of 10 full-time equivalent employees from the linked quarter, the reduction in sales-based and incentive compensation, which are tied to corporate incentive plans and commissions from sales production, and a reduction in the acquisition-related charges. The year-to-date increase relates to severance and retention payouts associated with the NB&T acquisition which were included in base salaries and wages in 2015, coupled with a full year impact related to the associates acquired and retained from acquisitions.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Depreciation	$1,240	$1,139	$773	$3,341	$2,135
Repairs and maintenance costs	766	851	704	2,195	1,612
Net rent expense	203	222	238	636	699
Property taxes, utilities and other costs	631	926	552	2,101	1,376
Total net occupancy and equipment expense	$2,840	$3,138	$2,267	$8,273	$5,822
Net occupancy and equipment expense decreased during the third quarter of 2015 compared to the linked quarter. The decrease was primarily due to additional expenses incurred for property taxes and costs related to the acquired branches that were recorded in the three months ended June 30, 2015. Net occupancy and equipment expense increased from the prior year third quarter and increased for the year-to-date compared to the prior year. The increases were due to higher depreciation and maintenance costs, coupled with increases in real estate taxes and utilities, due to the expansion of Peoples' footprint as a result of the acquisitions.
Professional fees expense increased year-to-date mainly due to acquisition-related activities and the increase in branch operations. Professional fees incurred as a result of acquisition-related activities were $1.7 year-to-date 2015 compared to $1.0 million of acquisition-related professional fees for the nine months of 2014.
Marketing expense decreased $612,000 from the linked quarter, which was related to the timing of marketing campaigns. The increase year-over-year was the result of the acquisitions and additional marketing in the new markets.
Foreclosed real estate and other loan expense increased year-to-date primarily due to additional loan volume. Average loan balances have increased $625.5 million from September 30, 2014.
Other non-interest expense has increased substantially year-to-date compared to the first nine months of 2014, primarily driven by acquisition-related costs, which include deconversion costs. For the nine months of 2015, other non-interest expense included $8.2 million of acquisition-related costs compared to $1.9 million in the nine months of 2014.

Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 65.81% for the third quarter of 2015, lower than the prior quarter of 74.20% and the prior year third quarter of 77.82%. The decrease was primarily due to a reduction in total other expenses. Management continues to target an efficiency ratio of 65% absent acquisition-related costs and other non-core charges, such as pension settlement charges.
Income Tax Expense
For the nine months ended September 30, 2015, Peoples recorded income tax expense of $3.5 million, which included the tax impact of acquisition-related costs that are not tax deductible of approximately $165,000. Peoples' current estimate of the tax rate for the entire year of 2015 is between 29.0% and 30.0%. In comparison, Peoples recorded income tax expense of $5.5 million for the same period in 2014, for an effective tax rate of 30.5%.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30,
(Dollars in thousands)				2015	2014
Pre-Provision Net Revenue:
Income before income taxes	$5,504	$7,144	$5,908	$11,808	$17,893
Add: provision for loan losses	5,837	672	—	6,859	211
Add: loss on debt extinguishment	—	—	—	520	—
Add: net loss on loans held-for-sale and OREO	50	73	—	131	—
Add: net loss on securities transactions	—	—	—	—	30
Add: net loss on other assets	1	63	185	639	379
Less: recovery of loan losses	—	—	380	—	—
Less: net gain on debt extinguishment	—	—	67	—	67
Less: net gain on loans held-for-sale and OREO	—	—	9	—	27
Less: net gain on securities transactions	62	11	124	673	190
Pre-provision net revenue	$11,330	$7,941	$5,513	$19,284	$18,229
Total average assets	$3,209,693	$3,219,923	$2,277,248	$3,068,464	$2,140,180
Pre-provision net revenue to total average assets (a)	1.40%	0.99%	0.96%	0.84%	1.14%
(a) Presented on an annualized basis.
The third quarter of 2015 PPNR was higher than both the linked quarter and the third quarter of 2014 due largely to the increase in revenue as a result of the acquisitions completed. On a year-to-date basis, PPNR to average total assets has declined due mainly to the increase in non-interest expenses.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2015, Peoples' interest-bearing deposits in other banks decreased from December 31, 2014, as excess cash was utilized to purchase additional investments and fund loan growth. These balances included $1.8 million of excess cash reserves being maintained at the Federal Reserve Bank at September 30, 2015, compared to $63.5 million at June 30, 2015 and $12.4 million at December 31, 2014. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.

Through nine months of 2015, Peoples' total cash and cash equivalents increased $2.3 million, as cash provided by operating and investing activities of $31.1 million and $39.2 million, respectively, exceeded cash used in financing activities totaling $68.0 million. The increase in cash provided by Peoples' investing activities was primarily due to the $97.3 million contributed by the NB&T acquisition. Peoples' financing activities reflected declines of $31.3 million in deposits and net payments of $28.8 million on long-term borrowings.
Through nine months of 2014, Peoples' total cash and cash equivalents increased $12.2 million, as cash provided by operating activities totaling $19.4 million and cash provided by financing activities of $14.7 million, was partially offset by cash used in investing activities of $22.0 million. Within Peoples' investing activities, the $68.0 million of net loan growth exceeded the $34.4 million generated by activities related to available-for-sale securities. Peoples' financing activities included $83.3 million of cash generated by increases in non-interest-bearing deposits and proceeds from issuance of common shares, while $61.0 million of cash was used as short-term borrowings and interest-bearing deposits decreased.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$1	$7
U.S. government sponsored agencies	2,993	3,934	5,488	5,950	8,689
States and political subdivisions	115,249	114,213	118,447	64,743	64,048
Residential mortgage-backed securities	639,327	579,701	597,232	527,291	518,159
Commercial mortgage-backed securities	24,348	27,200	28,241	27,847	27,542
Bank-issued trust preferred securities	4,776	4,668	5,649	5,645	8,194
Equity securities	6,592	6,504	5,765	5,403	5,188
Total fair value	$793,285	$736,220	$760,822	$636,880	$631,827
Total amortized cost	$780,609	$730,632	$748,622	$632,967	$631,500
Net unrealized gain	$12,676	$5,588	$12,200	$3,913	$327
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,833	$3,836	$3,838	$3,841	$3,843
Residential mortgage-backed securities	35,712	36,084	36,564	36,945	37,316
Commercial mortgage-backed securities	6,854	7,563	7,643	7,682	7,724
Total amortized cost	$46,399	$47,483	$48,045	$48,468	$48,883
Total investment portfolio:
Amortized cost	$827,008	$778,115	$796,667	$681,435	$680,383
Carrying value	$839,684	$783,703	$808,867	$685,348	$680,710
The increase in residential mortgage-backed securities during the third quarter was due to the strategies executed early in the quarter to deploy excess cash into the investment portfolio, which was offset partially by normal principle pay downs, as well as calls on securities. In the first quarter of 2015, Peoples acquired available-for-sale investment securities in the NB&T acquisition totaling approximately $156.4 million after preliminary acquisition accounting adjustments, and subsequently sold approximately $42.2 million of the acquired investment securities. At September 30, 2015, the investment portfolio was 27.2% of total assets compared to 27.8% at year-end and 29.1% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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

The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total fair value	$6,556	$8,351	$14,266	$14,058	$15,748
Total amortized cost	$6,546	$8,322	$13,871	$13,604	$15,191
Net unrealized gain	$10	$29	$395	$454	$557

Management continues to reinvest the principal runoff from the non-agency securities into U.S. agency investments, which accounted for the decline experienced in the second and third quarters of 2015, coupled with $3.3 million being called in the second quarter of 2015. The increase in non-agency securities during the first quarter of 2015 was due to the NB&T acquisition. At September 30, 2015, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Gross originated loans:
Commercial real estate, construction	$68,798	$50,168	$44,276	$37,901	$25,244
Commercial real estate, other	429,120	449,163	429,541	434,660	442,710
Commercial real estate	497,918	499,331	473,817	472,561	467,954
Commercial and industrial	288,697	256,080	247,103	249,975	228,297
Residential real estate	282,863	263,095	256,551	254,169	254,610
Home equity lines of credit	71,620	67,384	63,491	62,463	60,221
Consumer	213,394	196,306	176,857	169,913	164,851
Deposit account overdrafts	1,317	3,263	3,146	2,933	2,669
Total originated loans	$1,355,809	$1,285,459	$1,220,965	$1,212,014	$1,178,602
Gross acquired loans:
Commercial real estate, construction	12,278	11,220	9,759	1,051	633
Commercial real estate, other	281,510	293,369	311,868	121,475	101,218
Commercial real estate	293,788	304,589	321,627	122,526	101,851
Commercial and industrial	68,759	71,013	78,807	30,056	33,187
Residential real estate	288,269	302,673	317,824	225,274	156,479
Home equity lines of credit	34,147	36,607	38,222	18,232	15,013
Consumer	9,473	11,692	13,724	12,796	14,622
Total acquired loans (a)	$694,436	$726,574	$770,204	$408,884	$321,152
Total loans	$2,050,245	$2,012,033	$1,991,169	$1,620,898	$1,499,754
Percent of loans to total loans:
Commercial real estate, construction	4.0%	3.1%	2.7%	2.4%	1.7%
Commercial real estate, other	34.5%	36.8%	37.2%	34.2%	36.3%
Commercial real estate	38.5%	39.9%	39.9%	36.6%	38.0%
Commercial and industrial	17.4%	16.3%	16.4%	17.3%	17.4%
Residential real estate	27.9%	28.1%	28.8%	29.6%	27.4%
Home equity lines of credit	5.2%	5.2%	5.1%	5.0%	5.0%
Consumer	10.9%	10.3%	9.6%	11.3%	12.0%
Deposit account overdrafts	0.1%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$387,200	$392,625	$386,261	$352,779	$343,659

(a)	Includes all loans acquired in 2012 and thereafter.
Total originated loans increased $70.4 million, or 5%, from the linked quarter due mainly to growth in commercial real estate, construction, commercial and industrial, and residential real estate loan balances, which grew 37%, 13% and 8%, respectively. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity. At March 31, 2015, the loans acquired from NB&T added approximately $8.4 million of construction loans, $197.2 million of commercial real estate loans, $48.3 million of commercial and industrial loans, $103.4 million of residential real estate loans, $21.9 million of home equity lines of credit and $2.8 million of consumer loans after acquisition accounting adjustments. At September 30, 2015, acquired loans experienced a decline as commercial real estate loans decreased $11.9 million and residential real estate loans decreased $14.4 million, due to payoffs and normal principal payments.
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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2015:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$30,411	$40,869	$71,280	47.2%
Mixed commercial use facilities:
Owner occupied	670	—	670	0.4%
Non-owner occupied	2,279	10,839	13,118	8.7%
Total mixed commercial use facilities	2,949	10,839	13,788	9.1%
Residential property	7,062	3,510	10,572	7.0%
Assisted living facilities and nursing homes	7,731	2,187	9,918	6.6%
Office buildings and complexes:
Owner occupied	1,060	771	1,831	1.2%
Non-owner occupied	4,343	1,793	6,136	4.1%
Total office buildings and complexes	5,403	2,564	7,967	5.3%
Day care facilities - owner occupied	2,937	2,474	5,411	3.6%
Retail facilities	3,131	1,714	4,845	3.2%
Restaurant facilities - owner occupied	2,957	—	2,957	2.0%
Land Development	1,258	2,468	3,726	2.5%
Other	17,237	3,175	20,412	13.5%
Total commercial real estate, construction	$81,076	$69,800	$150,876	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$20,091	$483	$20,574	2.8%
Non-owner occupied	42,492	60	42,552	5.8%
Total office buildings and complexes	62,583	543	63,126	8.6%
Apartment complexes	61,279	52	61,331	8.4%
Retail facilities:
Owner occupied	20,290	405	20,695	2.8%
Non-owner occupied	30,050	—	30,050	4.1%
Total retail facilities	50,340	405	50,745	6.9%
Mixed commercial use facilities:
Owner occupied	22,142	4,366	26,508	3.6%
Non-owner occupied	23,151	105	23,256	3.2%
Total mixed commercial use facilities	45,293	4,471	49,764	6.8%
Assisted living facilities and nursing homes	43,897	349	44,246	6.2%
Lodging and lodging related	41,664	—	41,664	5.7%
Light industrial facilities:
Owner occupied	30,521	34	30,555	4.2%
Non-owner occupied	2,952	—	2,952	0.4%
Total light industrial facilities	33,473	34	33,507	4.6%
Warehouse facilities	18,568	261	18,829	2.6%
Residential property:
Owner occupied	1,059	693	1,752	0.2%
Non-owner occupied	13,594	1,859	15,453	2.1%
Total residential facilities	14,653	2,552	17,205	2.3%
Restaurant facilities:
Owner occupied	13,514	35	13,549	1.9%
Non-owner occupied	1,288	—	1,288	0.2%
Total restaurant facilities	14,802	35	14,837	2.1%
Other	324,078	9,473	333,551	45.8%
Total commercial real estate, other	$710,630	$18,175	$728,805	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both September 30, 2015 and December 31, 2014.

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

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Commercial real estate	7,506	7,185	9,074	9,825	10,546
Commercial and industrial	11,486	7,194	5,107	4,036	3,228
Total commercial	18,992	14,379	14,181	13,861	13,774
Residential real estate	1,182	1,299	1,560	1,627	1,765
Home equity lines of credit	777	738	708	694	658
Consumer	1,820	1,674	1,512	1,587	1,231
Deposit account overdrafts	154	154	127	112	128
Purchase Credit Impaired loan losses	303	—	—	—	—
Nonimpaired acquired loans	103	—	—	—	—
Total allowance for loan losses	$23,331	$18,244	$18,088	$17,881	$17,556
As a percent of originated loans, net of deferred fees and costs	1.72%	1.42%	1.48%	1.48%	1.49%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The reduction in the allowance for loan losses allocated to commercial real estate, and the related recovery of loan losses recorded during 2015 compared to 2014, was driven by net recoveries in recent years reducing the historical loss rates. The increase in commercial and industrial loans for the third quarter was related to a specific reserve for one commercial relationship, increased criticized assets due to four large commercial real estate loans being downgraded during the quarter, and portfolio growth. The changes in the residential real estate, home equity lines of credit and consumer categories of the allowance for loan losses and the related provision for originated loan losses recorded during 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.
As a percentage of total loans plus OREO, nonperforming assets were 1.29% at September 30, 2015, compared to 1.25% at June 30, 2015 and 0.68% at September 30, 2014. Net charge-offs, while still below Peoples' historical rate of 30 to 40 basis points, increased during the quarter as Peoples recorded net charge-offs of $750,000, resulting in an annualized net charge-off rate of 15 basis points. These factors have a direct impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans. Criticized assets, which are those classified as watch, substandard or doubtful, increased during the quarter largely due to four large commercial real estate loans being downgraded during the quarter.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Gross charge-offs:
Commercial real estate, construction	$—	$—	$—	$—	$—
Commercial real estate, other	137	34	10	77	126
Commercial real estate	137	34	10	77	126
Commercial and industrial	83	343	—	150	—
Residential real estate	255	96	186	101	105
Home equity lines of credit	35	23	58	77	6
Consumer	387	295	187	350	289
Deposit account overdrafts	243	180	143	165	150
Total gross charge-offs	1,140	971	584	920	676
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	24	82	55	947	905
Commercial real estate	24	82	55	947	905
Commercial and industrial	—	81	12	9	9
Residential real estate	47	46	115	—	52
Home equity lines of credit	27	65	15	16	8
Consumer	251	146	186	124	222
Deposit account overdrafts	41	35	58	21	32
Total recoveries	390	455	441	1,117	1,228
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	113	(48)	(45)	(870)	(779)
Commercial real estate	113	(48)	(45)	(870)	(779)
Commercial and industrial	83	262	(12)	141	(9)
Residential real estate	208	50	71	101	53
Home equity lines of credit	8	(42)	43	61	(2)
Consumer	136	149	1	226	67
Deposit account overdrafts	202	145	85	144	118
Total net charge-offs (recoveries)	$750	$516	$143	$(197)	$(552)
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.02%	(0.01)%	(0.01)%	(0.22)%	(0.22)%
Commercial real estate	0.02%	(0.01)%	(0.01)%	(0.22)%	(0.22)%
Commercial and industrial	0.02%	0.05%	—%	0.03%	—%
Residential real estate	0.04%	0.01%	0.01%	0.03%	0.02%
Home equity lines of credit	—%	(0.01)%	0.01%	0.01%	—%
Consumer	0.03%	0.03%	—%	0.06%	0.02%
Deposit account overdrafts	0.04%	0.03%	0.02%	0.04%	0.03%
Total	0.15%	0.10%	0.03%	(0.05)%	(0.15)%

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Loans 90+ days past due and accruing:
Commercial real estate, other	$834	$984	$2,146	$567	$1,406
Commercial and industrial	1,674	488	408	301	279
Residential real estate	1,223	1,651	1,096	1,901	879
Home equity	10	17	47	20	—
Consumer	19	25	3	10	1
Total	3,760	3,165	3,700	2,799	2,565
Nonaccrual loans:
Commercial real estate, construction	—	—	96	—	—
Commercial real estate, other	2,306	1,756	1,890	2,278	2,014
Commercial and industrial	157	14,089	1,532	1,800	500
Residential real estate	3,046	3,113	2,931	2,695	2,633
Home equity	287	373	382	315	240
Consumer	31	34	—	3	—
Total	5,827	19,365	6,831	7,091	5,387
Troubled debt restructurings:
Commercial real estate, construction	—	—	—	96	96
Commercial real estate, other	337	242	275	306	339
Commercial and industrial	13,854	196	196	194	—
Residential real estate	995	917	977	658	465
Home equity	82	84	69	45	35
Consumer	49	19	14	16	—
Total	15,317	1,458	1,531	1,315	935
Total nonperforming loans (NPLs)	24,904	23,988	12,062	11,205	8,887
OREO
Commercial	1,476	1,143	1,143	582	582
Residential	90	179	405	364	463
Total	1,566	1,322	1,548	946	1,045
Total nonperforming assets (NPAs)	$26,470	$25,310	$13,610	$12,151	$9,932
NPLs as a percent of total loans	1.21%	1.19%	0.60%	0.69%	0.61%
NPAs as a percent of total assets	0.82%	0.79%	0.42%	0.47%	0.42%
NPAs as a percent of total loans and OREO	1.29%	1.25%	0.68%	0.75%	0.68%
Allowance for loan losses as a percent of NPLs	93.68%	76.05%	149.96%	159.58%	192.71%
The increase of $1.1 million in nonperforming loans during the third quarter was primarily due to the increase in loans 90+ days past due and accruing, which was mainly the result of two loans. The increase in nonperforming loans during the second quarter was due to one large commercial relationship, comprised of four commercial and industrial loan balances, being placed on nonaccrual status. These loans were restructured in the third quarter of 2015 and moved from nonaccrual status to TDR status. During the first quarter of 2015, commercial real estate loans reported as loans 90+ days past due and accruing increased primarily due to a single loan that was previously acquired and several loans acquired from NB&T. The increase in OREO during the third quarter of 2015 was due to the purchase of a commercial property at a trustee sale; while the increase during the first quarter of 2015 was due to properties acquired as part of the NB&T acquisition.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Interest-bearing deposits:
Retail certificates of deposit	$461,398	$480,687	$494,896	$432,563	$408,868
Money market deposit accounts	393,472	395,788	402,257	337,387	309,721
Governmental deposit accounts	293,889	304,221	316,104	161,305	183,213
Savings accounts	404,676	410,371	406,276	295,307	262,949
Interest-bearing demand accounts	232,354	234,025	228,373	173,659	156,867
Total retail interest-bearing deposits	1,785,789	1,825,092	1,847,906	1,400,221	1,321,618
Brokered certificates of deposits	33,841	38,123	38,104	39,691	39,671
Total interest-bearing deposits	1,819,630	1,863,215	1,886,010	1,439,912	1,361,289
Non-interest-bearing deposits	711,226	681,357	695,131	493,162	500,330
Total deposits	$2,530,856	$2,544,572	$2,581,141	$1,933,074	$1,861,619
All interest-bearing deposit types decreased in the third quarter of 2015, compared to the linked quarter, with the largest decreases in certificates of deposits and governmental deposits. The decline in governmental deposits was attributable to one customer moving its funds to a third-party investment advisor. Commercial non-interest bearing checking accounts accounted for all of the increase in non-interest-bearing deposits due mainly to one large customer maintaining a higher than normal balance on September 30, 2015.
The decrease in governmental deposit accounts during the second and third quarters was due to normal seasonal declines, as the balances typically increase annually during the first quarter. Peoples also maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail certificates of deposit ("CDs") and brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The increase in deposit balances during the first quarter was due to the acquisition of NB&T, which included CDs totaling $81.9 million, money market deposit accounts of $74.0 million, governmental deposit accounts of $120.9 million, savings accounts of $94.2 million, interest-bearing demand accounts of $56.3 million and non-interest-bearing deposits of $179.7 million at March 31, 2015.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Short-term borrowings:
FHLB advances	$40,000	$—	$—	$15,000	$—
Retail repurchase agreements	89,165	92,711	91,101	73,277	71,897
Total short-term borrowings	129,165	92,711	91,101	88,277	71,897
Long-term borrowings:
FHLB advances	69,715	70,018	70,313	124,714	101,890
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	—	11,978	13,174	14,369	15,564
Subordinated debt	6,685	6,637	6,587	—	—
Total long-term borrowings	116,400	128,633	130,074	179,083	157,454
Total borrowed funds	$245,565	$221,344	$221,175	$267,360	$229,351
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. Peoples repaid the term loan payable under the Amended Loan Agreement as described in Note 5 - Long-Term Borrowings of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q. The term loan had principal balance of $12.0 million and was repaid on July 24, 2015. There were no early termination fees associated with the repayment.

Capital/Stockholders’ Equity
During the first quarter of 2015, Peoples issued common shares (representing $76.0 million) in partial consideration for the NB&T acquisition, and the remaining consideration was paid in cash. At September 30, 2015, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the company. Also during the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current capital ratios and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, Peoples must hold a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Capital Amounts:
Common Equity Tier 1	$287,020	$276,346	$281,249	N/A	N/A
Tier 1	293,705	282,982	287,835	241,707	232,720
Total (Tier 1 and Tier 2)	319,277	303,439	307,795	261,371	251,977
Net risk-weighted assets	$2,132,453	$2,023,844	$2,046,183	$1,687,968	$1,601,664
Capital Ratios:
Common Equity Tier 1	13.46%	13.65%	13.75%	N/A	N/A
Tier 1	13.77%	13.98%	14.07%	14.32%	14.53%
Total (Tier 1 and Tier 2)	14.97%	14.99%	15.04%	15.48%	15.73%
Leverage ratio	9.57%	9.22%	10.98%	9.92%	10.64%
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

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Tangible Equity:
Total stockholders' equity, as reported	$424,760	$418,164	$419,218	$340,118	$319,282
Less: goodwill and other intangible assets	151,339	151,169	152,291	109,158	100,016
Tangible equity	$273,421	$266,995	$266,927	$230,960	$219,266

Tangible Assets:
Total assets, as reported	$3,228,830	$3,210,425	$3,253,835	$2,567,769	$2,432,903
Less: goodwill and other intangible assets	151,339	151,169	152,291	109,158	100,016
Tangible assets	$3,077,491	$3,059,256	$3,101,544	$2,458,611	$2,332,887

Tangible Book Value per Common Share:
Tangible equity	$273,421	$266,995	$266,927	$230,960	$219,266
Common shares outstanding	18,400,809	18,391,575	18,374,256	14,836,727	14,150,279

Tangible book value per common share	$14.86	$14.52	$14.53	$15.57	$15.50

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$273,421	$266,995	$266,927	$230,960	$219,266
Tangible assets	$3,077,491	$3,059,256	$3,101,544	$2,458,611	$2,332,887

Tangible equity to tangible assets	8.88%	8.73%	8.61%	9.39%	9.40%
The increase in the tangible equity to tangible assets ratio at September 30, 2015 compared to the ratio at June 30, 2015 was due mainly to the increase in tangible equity. Tangible equity increased during the quarter largely as a result of the increase in market value of Peoples' available-for-sale investment portfolio coupled with current year-to-date earnings.
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
Compared to the prior year third quarter, increases in stockholders' equity were driven primarily by issuances of equity in connection with acquisitions, and earnings exceeding dividends, while higher tangible assets were attributable to loan growth and acquisitions.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
300	$4,651	4.8%	$5,600	7.3%	$(81,911)	(14.4)%	$(66,730)	(15.7)%
200	4,159	4.3%	4,848	6.3%	(52,436)	(9.2)%	(41,537)	(9.8)%
100	2,840	2.9%	3,235	4.2%	(23,990)	(4.2)%	(18,026)	(4.2)%
At September 30, 2015, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2014 Form 10-K.
At September 30, 2015, Peoples had liquid assets of $211.4 million, which represented 6.0% of total assets and unfunded commitments. This amount exceeded the minimal level of $70.9 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $75.6 million of unpledged securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Home equity lines of credit	$84,613	$84,687	$85,591	$62,704	$59,549
Unadvanced construction loans	73,715	64,244	74,690	46,781	54,504
Other loan commitments	224,673	216,957	213,698	173,746	152,503
Loan commitments	383,001	365,888	373,979	283,231	266,556
Standby letters of credit	$22,494	$22,247	$28,879	$30,837	$34,570

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2015:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2015	255	(2)	$21.61	(2)	—	—
August 1 - 31, 2015	1,061	(2)(3)	$21.68	(2)(3)	—	—
September 1 - 30, 2015	—	(2)(3)	$—	(2)(3)	—	—
Total	1,316		$21.67		—	—

(1)	Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2015.

(2)
Information reported includes 255 common shares and 1,022 common shares purchased in open market transactions during July and August, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Information reported includes 39 common shares withheld in August to pay income tax or other tax liabilities associated with vested restricted common shares.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 29, 2015	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 29, 2015	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to the Unaudited Consolidated Financial Statements.