Form 10-K
period 2015-12-31
PEOPLES BANCORP INC
filed 2016-02-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 30, 2015, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $414,006,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 18,176,291 common shares, without par value, at February 24, 2016.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company and was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank. As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company and Peoples held all of the common securities of NB&T Statutory Trust III, which was acquired in connection with the acquisition of NB&T Financial Group, Inc. ("NB&T") on March 6, 2015 as described below. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance") and two asset management companies, PBNA, L.L.C. and Peoples Tax Credit Equity, LLC. Peoples Investment Company has one subsidiary, Peoples Capital Corporation.
Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name "The Peoples Banking and Trust Company" in Marietta, Ohio, and in 2000 was reorganized as a national banking association under the name "Peoples Bank, National Association". Effective December 30, 2015, the banking subsidiary converted from a national banking association back to an Ohio state-chartered bank which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank will continue to operate under the trade name and federally registered service mark "Peoples Bank". Additionally, Peoples' banking subsidiary will see a reduction in the annual cost associated with regulatory examination fees commencing in 2016. Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name "Northwest Territory Property and Casualty Insurance Agency, Inc". In late 1995, Peoples Insurance was awarded insurance agency powers in the state of Ohio, becoming the first insurance agency in Ohio to be affiliated with a financial institution. In 2009, Peoples Insurance was converted from an Ohio corporation to an Ohio limited liability company under its current name.
Peoples Investment Company, its subsidiary, Peoples Capital Corporation, and PBNA, L.L.C. were formed in 2001, and Peoples Tax Credit Equity, LLC. was formed in 2014, to optimize Peoples' consolidated capital position and provide new investment opportunities as a means of enhancing profitability. These opportunities include, but are not limited to, investments in affordable housing tax credit funds or projects, historical tax credit funds, venture capital and other higher risk investments, which are either limited or restricted as investments by Peoples Bank. Presently, the operations of these companies do not represent a material part of Peoples' overall business activities.
Business Overview
Peoples makes available a complete line of banking, insurance, investment and trust solutions through its financial units – Peoples Bank and Peoples Insurance. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
◦commercial, consumer and real estate mortgage loans (both commercial and residential) and lines of credit;
◦debit and automated teller machine ("ATM") cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦corporate and personal trust services;
◦safe deposit rental facilities;
◦money orders and cashier's checks;
◦a full range of life, health and property and casualty insurance products;
◦brokerage services; and
◦custom-tailored fiduciary, employee benefit plans and asset management services.
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank credit card and merchant processing services are provided, through joint marketing arrangements with third parties.

Peoples' business activities are currently limited to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2015, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following "ITEM 9B. OTHER INFORMATION" of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investments; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On March 6, 2015, Peoples completed its acquisition of NB&T, which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million held in NB&T Statutory Trust III, a Delaware statutory trust whose common securities were wholly-owned by NB&T (the "Statutory Trust"). The sole assets of the Statutory Trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the Statutory Trust with respect to the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par, subject to such approval. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods. If Peoples elected to defer payments of interest on the junior subordinated debt securities, or an event of default were to occur under the indenture governing the junior subordinated debt securities, Peoples would be prohibited from declaring or paying any dividends on the Peoples common shares, prohibited from redeeming, repurchasing or otherwise acquiring any of the Peoples common shares and prohibited from making any payment to holders of Peoples common shares in the event of Peoples' liquidation.
Effective December 30, 2015, Peoples' banking subsidiary converted from a national banking association to an Ohio state-chartered bank which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank will continue to operate under the trade name and federally registered service mark "Peoples Bank". Additionally, Peoples' banking subsidiary will see a reduction in the annual cost associated with regulatory examination fees commencing in 2016.
On January 6, 2016, Peoples acquired a book of business from a financial advisor that was located in Marietta, Ohio. Upon the terms and conditions of the purchase agreement, Peoples acquired certain rights with respect to that book of business in exchange for payments to be made by Peoples to the seller.
Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties, which includes northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Peoples currently operates 63 locations in Ohio, 14 locations in West Virginia and 5 locations in Kentucky. This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers. Principal industries in this area include health care, education, agriculture and other social services; plastics, petrochemical and other manufacturing; oil, gas and coal production; and tourism and other service-related industries. Because of this diversity of industries and employers, Peoples' earnings are not significantly dependent upon any single industry segment.

Lending Activities
Peoples Bank originates various types of loans, including commercial real estate loans, real estate construction loans, commercial and industrial loans, agriculture, residential real estate loans, home equity lines of credit, and consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate and commercial and industrial loans are sold into the secondary market.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2015, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to non-U.S. entities.
Commercial Lending
Commercial real estate and commercial and industrial loans ("commercial loans"), including loans secured by commercial real estate, represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 52.5% and 51.6% of total loans at December 31, 2015 and December 31, 2014, respectively. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, the primary source of repayment for commercial loans is typically considered to be the cash flows of the borrower's business, which can be susceptible to adverse changes in the economic conditions of the general economy or within a specific industry.
Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from 3 to 10 years. At December 31, 2015, the commercial loan portfolio consisted of 71.8% variable interest rate loans and 28.2% fixed interest rate loans. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank evaluates all loan relationships whose aggregate credit exposure is greater than $5,000,000 on a quarterly basis and exposure greater than $1 million on an annual basis, for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other events.
Construction Loans
Peoples Bank originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2015, outstanding construction loans comprised 3.7% of Peoples Bank's loan portfolio, compared to 2.4% at December 31, 2014. Construction financing is generally considered to involve the highest credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to pay the loan if the property is not sold upon completion.
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
To mitigate the risk of construction lending, Peoples Bank requires periodic site inspections, typically completed by an independent third party, to ensure appropriate completion of the project prior to any disbursements. Construction loans are structured to provide sufficient time to complete construction, giving consideration to weather or other variables that influence completion time. In general, Peoples Bank typically requires the term of its construction loans to be less than three years.
Residential Real Estate Loans
While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a major focus of Peoples Bank. The originated loans may either be retained in Peoples Bank's loan portfolio, or sold into the secondary market. Peoples Bank's portfolio of residential real estate loans comprised 27.3% of total loans at December 31, 2015, and 29.6% at December 31, 2014. Peoples Bank also had $2.0 million of residential real estate loans held for sale and was servicing $390.4 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market. Peoples Bank requires evidence of insurance at the time of the loan closing, and additionally, has a blanket insurance policy to cover residential real estate loans that do not include an insurance escrow account.
Peoples Bank originates both fixed-rate and adjustable-rate real estate loans. Typically, Peoples Banks sells its longer-term fixed-rate real estate loans in the secondary market, while retaining the servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.
Real Estate Lending Practices. Peoples Bank typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is lower, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%. In limited circumstances, Peoples Bank may lend up to 100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established federally-backed rural housing programs. Numerous risk factors attributable to real estate lending are considered during underwriting for the purposes of establishing an interest rate commensurate with the inherent risks of the loan.
Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank requires insurance, with Peoples Bank named as the mortgagee and loss payee. Licensed appraisals are required for all real estate loans, and are completed by an independent third party.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2015, outstanding home equity lines of credit comprised 5.1% of Peoples Bank's total loans, compared to 5.0% at December 31, 2014. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed-rate installment loans with 5 to 15 year terms. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years which converts to a variable interest rate for the remaining five years. Of the total home equity loan portfolio, there were 94.2% and 5.8% of variable interest rate and fixed interest rate loans, respectively. At December 31, 2015, total outstanding principal balances and available credit amounts of the convertible rate home equity lines of credit were $19.0 million and $20.4 million, respectively, and the weighted-average remaining maturity was 7.8 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $33,000 at December 31, 2015.
Home Equity Lending Practices. Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property (less the balance of the first mortgage) at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with 5 to 15-year terms and are subject to review upon request for renewal.
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. At December 31, 2015 and December 31, 2014, consumer loans comprised 11.3% of Peoples Bank's loan portfolio.

Consumer Lending Practices. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral or, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its ongoing standards, while strictly adhering to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.
Peoples Bank makes available optional credit life insurance, and accident and health insurance to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to an accident, disability or death.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail deposit customers, and select commercial deposit customers, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters such as previous charge-off history or loan loss. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores". Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by loan loss provisioning necessary to ensure the maintenance of an appropriate allowance for losses against overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, is included in Peoples Bank's allowance for loan losses.
Investment Activities
At December 31, 2015, investment securities comprised 26.7% of Peoples' total assets compared to 27.8% at December 31, 2014. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
Peoples Bank's investment activities are governed internally by a written Board of Directors-approved policy, which is administered by Peoples Bank's Asset-Liability Management Committee ("ALCO"). The primary purpose of Peoples Bank's investment portfolio is to: (1) employ excess funds not needed to support loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations, and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with Peoples Bank's risk appetite and liquidity needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples Bank's overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K.

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
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Retail deposit account terms vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Retail deposits are attractive sources of funding because of their stability and relative cost, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
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
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs and has the ability, if needed, to obtain deposits from deposit brokers. These deposits are used to supplement Peoples Bank's retail deposits to fund loans originated to customers located outside its primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati ("FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if needed, through federal funds purchased and advances from the Federal Reserve Discount Window. Peoples also has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, insurance agencies and mutual fund providers. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, financial services providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Act") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans and deposits, and the availability and pricing of fiduciary, employee benefit plans, brokerage and insurance services. However, some competitors may have greater resources, including higher lending limits than Peoples, which may adversely affect Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and incentives intended to promote customers' continued use of multiple financial products and services. In addition, Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products.
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets rather than major metropolitan areas. While management believes Peoples has developed a level of expertise in serving the financial service needs of smaller communities, Peoples' primary market area has expanded into larger metropolitan areas, such as central, southwestern and northeastern Ohio. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples' current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.
Employees
At December 31, 2015, Peoples had 817 full-time equivalent employees compared to 699 at December 31, 2014. The increase in full-time equivalent employees from December 31, 2014 to December 31, 2015 was largely attributable to the acquisition of NB&T completed on March 6, 2015.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)", "Peoples Bancorp", "Peoples Bank", Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success." and "peoplesbancorp.com" with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2016 to 2021. Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 5 to 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at the times required by the federal trademark laws and regulations.
Peoples has a proprietary interest in the internet domain name "pebo.com". Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the internet are continually evolving.
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the federal Deposit Insurance Fund. They also may restrict Peoples' ability to repurchase its common shares or to receive dividends from Peoples Bank, and impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Federal Reserve Board has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

Subsidiary Bank
Effective December 30, 2015, Peoples Bank converted from a national banking association into an Ohio state-chartered bank which is a member of the Federal Reserve System. Peoples Bank had no disputes with the Office of the Comptroller of the Currency (the "OCC") in relation to the conversion of Peoples Bank to a state-chartered bank. Peoples Bank is now primarily supervised by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Bank of Cleveland. Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers.
Various requirements and restrictions under the laws of the United States and the states of Ohio, West Virginia and Kentucky affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations designed to prevent unfair, deceptive or abusive acts or practices, and to ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services, affect the services provided to Peoples Bank customers.
Peoples' banking subsidiary will see a reduction in the annual cost associated with regulatory examination fees commencing in 2016, as a result of the change from a national banking association to an Ohio state-charted bank which is a member of the Federal Reserve System.
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
Federal Deposit Insurance Corporation ("FDIC"). The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and Peoples Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund.
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
The FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; eliminate risk categories for established small banks; and use the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).
The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.
Dodd-Frank Act
Federal regulators continue to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for some portions of the Dodd-Frank Act. Peoples is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that are already affecting or may affect Peoples and Peoples Bank:

•	the CFPB has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•	the prohibition on the payment of interest on commercial demand deposits has been repealed;

•	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000;

•
new corporate governance requirements require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, requiring compensation committees to consider the independence of compensation advisors and meeting new executive compensation disclosure requirements;

•
the Federal Reserve Board has established rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. Although the cap is not applicable to Peoples Bank, it may have an adverse effect on Peoples Bank as the debit cards issued by Peoples Bank and other smaller banks, which have higher interchange fees, may become less competitive;

•	new capital regulations have been adopted as discussed below in the section captioned "Capital Adequacy and Prompt Corrective Action";

•
"ability to repay" regulations generally require creditors to make a reasonable, good faith determination (considering at least 8 specified underwriting factors) of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage or temporary loan) and provides a presumption that the creditor making a "qualified mortgage" satisfied the ability-to-repay requirements; and

•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.
Some aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect in the coming years, making it difficult to anticipate the full financial impact on Peoples, its subsidiaries, their respective customers or the financial services industry more generally. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will most likely further increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Peoples and its subsidiaries.
Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury, or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.
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
The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act, the prior approval of the Federal Reserve Board is required for a state-chartered, Federal Reserve Bank member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA and fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.
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
An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. The term "covered transaction" includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities under such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that act by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized", and "critically undercapitalized".

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
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies, as well as state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
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
The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phased in beginning in 2015 and will continue through 2019.

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
The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phased in starting January 1, 2016, at .625%.
The implementation of the portion of Basel III that has been phased in as of the date of this Form 10-K did not have a material impact on Peoples’ or Peoples Bank’s capital ratios. Further, the implementation of Basel III, once fully phased in, is not expected to have a material impact on Peoples’ or Peoples Bank’s capital ratios.
In order to be "well capitalized", a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples and Peoples Bank meet the ratio requirements to be deemed "well capitalized" according to the guidelines described above. See Note 15 of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2015, the most recent performance evaluation by the OCC (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank resulted in an overall rating of "Satisfactory".
Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 15 of the Notes to the Consolidated Financial Statements.
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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by the Statutory Trust or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples would be prohibited from declaring or paying any dividends on Peoples' common shares. Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
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
Monetary Policy
The Federal Reserve Board regulates money, credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.
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

•
Changes in economic and political conditions could adversely affect Peoples’ earnings through declines in deposits, loan demand, the ability of its customers to repay loans and the value of the collateral securing its loans.

Peoples’ success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond Peoples’ control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans, and the value of the collateral securing the loans it makes. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect Peoples’ earnings and capital, and the ability of its customers to repay loans.
The local economies of the majority of Peoples' market areas historically have been less robust than the economy of the nation as a whole and typically are not subject to the same extent of fluctuations as the national economy. More recently, oil and gas exploration has created more activity in some of Peoples' market areas. A significant decline in this activity could result in more adverse conditions than what may be experienced at the national level. In general, a favorable business environment and economic conditions are generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; volatility in pricing and availability of natural resources; natural disasters; or a combination of these or other factors.
Some businesses, states and municipalities are having difficulty, due to reduced cash flow and weakened financial condition, despite the general recovery of the economy from the recession that started in 2008. Moreover, any reversal of recent improvements in economic conditions could have an adverse affect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

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
During 2014 and 2015, Peoples completed four bank acquisitions which required integration of the acquired business into Peoples' business platform. Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, we may issue equity securities in connection with acquisitions which could dilute the economic and voting interests of our shareholders.

•	Legislative or regulatory changes or actions, or significant litigation, could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Bank of Cleveland, and secondarily the FDIC. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC and state securities and insurance regulators.
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
In July 2013, Peoples' primary federal regulator, the Federal Reserve, published the Basel III Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Peoples and Peoples Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for Peoples and Peoples Bank on January 1, 2015 (subject to a phase-in period). Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on Peoples' or Peoples Bank's capital ratios, any future changes to capital requirements may have such an effect.
Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in "ITEM 1. BUSINESS" of this Form 10-K.

•	Recently enacted and further financial regulatory reforms may adversely impact Peoples’ results of operations and financial condition.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act and regulations adopted under it constituted a major change in the financial services industry throughout the United States and have significantly impacted the way in which Peoples and Peoples Bank conduct business. Some provisions of the Dodd-Frank Act remain to be implemented and interpreted by the banking regulators and the SEC, and the full effect of that law is not yet known. Nonetheless, the parts of the law and regulations that have been implemented have already resulted in increased compliance costs and may result in increased fees paid to regulators, as well as restrictions on the operations of Peoples and its subsidiaries, all of which may have a material adverse effect on the results of operations and financial condition of Peoples.

•	Defaults by larger financial institutions could adversely affect Peoples' business, earnings and financial condition.
The soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This "systemic risk" may adversely affect Peoples' business.
Additionally, Peoples' investment portfolio continues to include a limited amount of investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in future periods. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize additional impairment losses on its investment in bank-issued trust preferred securities in future periods.

•	Peoples' failure to be in compliance with any material provision or covenant of debt instruments could have a material adverse effect on Peoples' liquidity and operations.
The revolving credit note of Peoples imposes operating and financial restrictions on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The Deposit Insurance Fund maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions, such as Peoples Bank. The costs of resolving bank failures have increased in recent years and decreased the Deposit Insurance Fund balance. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures continue to increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on its common shares at the current rate or at all. In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. It is uncertain how a final new assessment system might affect Peoples Bank's deposit insurance premiums in the future.

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
There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks that Peoples will have inaccurate or incomplete information about borrowers, risks that borrowers will become unable to repay loans, and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.
Commercial loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition. Peoples may also have concentrated credit exposures to a particular industry, resulting in a risk of a material adverse effect on earnings or financial condition, if there is an event adversely affecting that industry.

•	Peoples' allowance for loan losses may be insufficient to absorb the probable, incurred losses in its loan portfolio.
Peoples maintains an allowance for loan losses that is believed to be a reasonable estimate of the probable, incurred losses within the loan portfolio based on management's quarterly analysis of the portfolio. The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectability of Peoples' loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for loan losses methodology and the sensitivity of the estimates can be found in the discussion of Peoples' "Critical Accounting Policies" included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
Peoples' estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples' control, and these losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the loan loss allowance will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover the incurred losses from its loan portfolio, resulting in the need for additions to the allowance for loan losses which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, bank regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board ("FASB") may change its requirements for establishing the allowance. Any required increase in the allowance for loan losses would be a capital charge at adoption and the future impact could potentially decrease Peoples' pretax and net income going forward.

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
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant loan losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other unanticipated reasons. Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.

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

•	Peoples' ability to pay dividends is limited, and Peoples may not be in the position to pay dividends in the future.
Although Peoples has paid dividends on its common shares in the past, Peoples may reduce or eliminate dividends in the future, in the discretion of the Board of Directors, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation - Dividend Restrictions" in "ITEM 1. BUSINESS" of this Form 10-K and Note 15 of the Notes to the Consolidated Financial Statements.

•
Peoples' business could be adversely affected by interruptions in the effective operations of, or security breaches affecting its computer systems and telecommunications networks or those of a third-party service provider.

Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not be inoperable, to the extent possible. Nonetheless, risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Peoples is also at risk from the impact of natural disasters, terrorism and internal hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Peoples deals.
Peoples’ systems and those of its third-party service providers may also be vulnerable to security breaches that result in confidential customer information being lost or misappropriated. Any security breach involving confidential customer information, whether by Peoples or its vendors, or any interruption to Peoples’ systems, could result in damage to its reputation, loss of customer business, litigation or increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

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
Peoples may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Peoples has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to Peoples.
Any failure or interruption in Peoples' operations or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Peoples to regulatory intervention or expose Peoples to civil litigation and financial loss or liability, any of which could have a material adverse effect on Peoples.
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

•	Peoples' business could be adversely affected by third-party service providers, data breaches and cyber-attacks.
Peoples faces the risk of operational disruption, failure or capacity constraints due to its dependency on third-party vendors for components of its business infrastructure. While Peoples has selected these third-party vendors through its vendor management processes, Peoples does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect Peoples' business and operations.
Further, Peoples may be affected by data breaches at retailers and other third parties who participate in data interchanges with Peoples and its customers that involve the theft of customer credit and debit card data, which may include the theft of Peoples' debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in Peoples' incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Peoples' results of operations.
To date, Peoples has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that Peoples will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Peoples' risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, Peoples' plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, Peoples may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.
Peoples’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Peoples utilizes several third-party vendors who have access to Peoples' assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. Peoples employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Peoples maintains certain insurance coverage to prevent material financial loss from cyber-attacks.

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

•
Peoples Bank may be required to repurchase loans it has sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect Peoples’ liquidity, results of operations and financial condition.

When Peoples Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty Peoples made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While Peoples Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on Peoples’ liquidity, results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Akron, Athens (2 offices), Baltimore, Batavia, Beachwood, Belpre (2 offices), Blanchester, Byesville, Caldwell, Cambridge (2 offices), Carlisle, Centerville, Coshocton (2 Offices), Cuyahoga Falls, Franklin, Gallipolis, Georgetown, Heath, Hillsboro, Jackson, Lancaster (2 offices), Lebanon, Lowell, Maineville, Marietta (5 offices), Mason, McConnelsville, Milford, Mount Orab, Mount Vernon, Munroe Falls, Nelsonville, New Philadelphia, New Vienna, Newark, Norton, Owensville, Pomeroy (2 offices), Sabina, Sardina, Springboro, The Plains, Waynesville, Wellston, Williamsburg, Wilmington (3 offices), Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant (2 offices), Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland (2 offices), Greenup and Russell. Of these 78 offices, 17 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Chillicothe, Jackson and Lebanon, Ohio, and in Pikeville, Kentucky.
Rent expense on the leased properties totaled $959,000 in 2015, compared to $934,000 in 2014, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2017:

Location	Address	Lease Expiration Date (a)

Jackson Insurance Office	78 Broadway Street Jackson, Ohio	May 2016
Owensville Office	227 West Main Street Owensville, Ohio	June 2016
Lebanon Insurance Office	46 North Broadway Street Lebanon, Ohio	July 2016
The Plains	70 N. Plains Road The Plains, Ohio	December 2016
Pikeville Insurance Office	233 Cassidy Boulevard Suite 2 Pikeville, Kentucky	February 2017
Beachwood Office	24400 Chagrin Blvd Beachwood, Ohio	March 2017
Lancaster Fair Avenue Office	2211 West Fair Ave Lancaster, Ohio	March 2017
Marietta Kroger	40 Acme Street Marietta, Ohio	March 2017

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2015, Peoples had approximately 2,456 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per common share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2015
Fourth Quarter	$22.00	$18.12	$0.15
Third Quarter	24.33	20.63	0.15
Second Quarter	24.74	22.65	0.15
First Quarter	26.01	22.63	0.15
2014
Fourth Quarter	$26.65	$23.39	$0.15
Third Quarter	28.00	23.00	0.15
Second Quarter	27.36	23.58	0.15
First Quarter	26.10	20.29	0.15
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 15 of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 - BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2015:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2015	2,053	(2)(3)	$19.59	(2)(3)	—	—
November 1 - 30, 2015	1,811	(2)	$20.70	(2)	—	$20,000,000
December 1 - 31, 2015	850	(2)	$18.89	(2)	—	$20,000,000
Total	4,714		$19.89		—

(1)
On November 3, 2015, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. No common shares were purchased under this share repurchase program during 2015. Additional information regarding the share repurchase program can be found in Note 10 of the Notes to the Consolidated Financial Statements included immediately following "ITEM 9B - OTHER INFORMATION" of this Form 10-K.

(2)
Information includes 398 common shares, 1,484 common shares, and 200 common shares purchased in open market transactions during October, November, and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)
Includes 1,655 common shares, 327 common shares, and 650 common shares withheld during October, November, and December, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2010, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2010	2011	2012	2013	2014	2015
Peoples Bancorp Inc.	$100.00	$96.93	$136.61	$154.29	$182.20	$136.03
NASDAQ Stocks (U.S. Companies)	$100.00	$99.21	$116.70	$163.58	$187.84	$201.19
NASDAQ Bank Stocks	$100.00	$89.47	$106.09	$150.36	$157.75	$171.70

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data (a)
Total interest income	$108,333	$80,200	$67,071	$69,470	$75,133
Total interest expense	10,721	10,694	11,686	14,995	21,154
Net interest income	97,612	69,506	55,385	54,475	53,979
Provision for (recovery of) loan losses	14,097	339	(4,410)	(4,716)	7,998
Net (loss) gain on investment securities and other transactions	(1,059)	(33)	334	(778)	(443)
Total non-interest income	47,441	40,053	37,220	34,971	32,944
FDIC insurance expense	2,084	1,260	1,036	1,002	1,867
Other expense	112,997	83,749	67,229	62,472	59,464
Preferred dividends (b)	—	—	—	—	1,343
Net income available to common shareholders	$10,941	$16,684	$17,574	$20,385	$11,212
Balance Sheet Data (a)
Total investment securities	$868,830	$713,659	$680,526	$709,085	$669,228
Loans, net of deferred fees and costs	2,072,440	1,620,898	1,196,234	985,172	938,506
Allowance for loan losses	16,779	17,881	17,065	17,811	23,717
Total intangible assets	149,617	109,158	77,603	68,525	64,475
Total assets	3,258,970	2,567,769	2,059,108	1,918,050	1,794,161
Non-interest-bearing deposits	717,939	493,162	409,891	317,071	239,837
Brokered certificates of deposits	33,857	39,691	49,041	55,599	64,054
Other interest-bearing deposits	1,784,148	1,400,221	1,121,826	1,119,633	1,047,189
Short-term borrowings	160,386	88,277	113,590	47,769	51,643
Junior subordinated debentures held by subsidiary trust	6,736	—	—	—	22,600
Other long-term borrowings	106,934	179,083	121,826	128,823	142,312
Total stockholders' equity	419,789	340,118	221,553	221,728	206,657
Tangible assets (c)	3,109,353	2,458,611	1,981,505	1,849,525	1,729,686
Tangible equity (c)	270,172	230,960	143,950	153,203	142,182
Per Common Share Data (a)
Earnings per common share – basic	$0.62	$1.36	$1.65	$1.92	$1.07
Earnings per common share – diluted	0.61	1.35	1.63	1.92	1.07
Cash dividends declared per common share	0.60	0.60	0.54	0.45	0.30
Book value per common share (d)	22.81	22.92	20.89	21.02	19.67
Tangible book value per common share (c)(d)	$14.68	$15.57	$13.57	$14.52	$13.53
Weighted-average number of common shares outstanding – basic	17,555,140	12,183,352	10,581,222	10,527,885	10,482,318
Weighted-average number of common shares outstanding – diluted	17,687,795	12,306,224	10,679,417	10,528,286	10,482,318
Common shares outstanding at end of period	18,404,864	14,836,727	10,605,782	10,547,960	10,507,124

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Significant Ratios (a)
Return on average stockholders' equity	2.69%	6.16%	7.92%	9.52%	5.72%
Return on average common stockholders' equity	2.69	6.16	7.92	9.52	5.61
Return on average assets	0.35	0.74	0.91	1.11	0.69
Net interest margin	3.53	3.45	3.23	3.36	3.43
Efficiency ratio (c)(e)	75.50	75.37	71.90	69.55	68.98
Pre-provision net revenue to total average assets (f)	0.96	1.10	1.26	1.41	1.41
Average stockholders' equity to average assets	13.09	12.08	11.48	11.63	12.12
Average loans to average deposits	80.08	79.58	70.79	68.23	69.86
Dividend payout ratio	96.35%	43.10%	33.20%	23.58%	28.35%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (d)(g)	0.94%	0.69%	0.60%	1.43%	3.26%
Nonperforming assets as a percent of total assets (d)(g)	0.62	0.47	0.39	0.78	1.83
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (d)(g)	0.98	0.75	0.67	1.52	3.48
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)(i)	1.19	1.48	1.58	1.86	2.53
Allowance for loan losses as a percent of nonperforming loans (d)(g)(i)	86.05	159.58	237.87	125.34	77.26
Provision for (recovery of) loan losses as a percent of average total loans	0.72	0.02	(0.42)	(0.49)	0.84
Net charge-offs (recoveries) as a percent of average total loans (h)	0.78%	(0.03)%	(0.35)%	0.12%	1.16%
Capital Ratios (a)(c)
Common Equity Tier 1	13.37%	N/A	N/A	N/A	N/A
Tier 1	13.68	14.32	12.42	14.06	14.86
Total (Tier 1 and Tier 2)	14.55	15.48	13.78	15.43	16.20
Tier 1 leverage	9.52	9.92	8.52	8.83	9.45
Tangible equity to tangible assets (c)	8.69	9.39	7.26	8.28	8.22

(a)	Reflects the impact of the acquisition of NB&T beginning March 6, 2015, of Midwest beginning May 30, 2014, of Ohio Heritage beginning August 22, 2014 and of North Akron beginning October 24, 2014.

(b)	Amounts relate to Series A Preferred Shares issued and sold by Peoples in connection with its participation in the TARP Capital Purchase Program.

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

(e)
Total other expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (which excludes gains or losses on investment securities, asset disposals and other transactions). Additional information regarding the calculation of these measures can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Efficiency Ratio”.

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

(h)
Net charge-offs (recoveries) as a percent of average total loans increased in 2015 as Peoples recorded a $13.1 million charge-off associated with one large commercial relationship, resulting in 0.67% of the reported amount of 0.78%.

(i)
The decrease is primarily due to a reduction in the five year historical loss rates. Additional information regarding the allowance for loan losses can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Allowance for Loan Losses".

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

(8)
adverse changes in economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union, Asia, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(9)
legislative or regulatory changes or actions, promulgated and to be promulgated thereunder by the State of Ohio, the Federal Deposit Insurance Corporation, the OCC, the Federal Reserve Board and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Act;

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

(21)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts; and

(22)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of this Form 10-K.

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

◦
On January 6, 2016, Peoples Bank acquired a small financial advisory book of business in Marietta, Ohio for cash consideration of $0.5 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
During 2015, Peoples recorded aggregate charge-offs of $13.1 million on a single impaired commercial loan relationship consisting of four impaired loans. As of December 31, 2015, Peoples net recorded investment with respect to these loans was zero.

◦
On December 30, 2015, Peoples announced that Peoples Bank, National Association, the banking subsidiary of Peoples, converted from a national banking association into an Ohio state-chartered bank which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank will continue to operate under the trade name and federally registered service mark "Peoples Bank." Additionally, Peoples' banking subsidiary will see a reduction in the annual cost associated with regulatory examination fees commencing in 2016.

◦
On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. As of February 24, 2016, Peoples had repurchased an aggregate of 253,870 common shares with a total cost of $4.5 million, although none of these common shares was purchased in 2015.

◦
On July 24, 2015, Peoples repaid the principal balance of the $12.0 million term loan then outstanding under the Amended Loan Agreement described in Note 9 of the Notes to the Consolidated Financial Statements. There were no early termination fees associated with the repayment. The revolving credit loan commitment available under the Amended Loan Agreement remains outstanding.

◦
On July 21, 2015, Peoples Insurance acquired an insurance agency and related customer accounts in the Lebanon, Ohio area for total cash consideration of $0.9 million, and recorded $0.5 million of customer relationship intangibles and $0.4 million of goodwill.

◦
At the close of business on March 6, 2015, Peoples completed the acquisition of NB&T Financial Group, Inc. ("NB&T"). Under the terms of the merger agreement, Peoples paid $7.75 in cash and 0.9319 in Peoples' common shares for each of the 3,442,329 outstanding NB&T common shares for a total consideration of $102.7 million. NB&T merged into Peoples and NB&T's wholly-owned subsidiary, The National Bank and Trust Company, which operated 22 full-service branches in southwest Ohio, merged into Peoples Bank. The acquisition added $384.6 million of loans and $629.5 million of deposits at the acquisition date, after acquisition accounting adjustments.

◦
At the close of business on October 24, 2014, Peoples completed the acquisition of North Akron Savings Bank ("North Akron") and its 4 full-service offices in Akron, Cuyahoga Falls, Munroe and Norton, Ohio. Under the terms of the merger agreement, Peoples paid $7.655 of consideration per share of North Akron common stock, or $20.1 million, of which 80% was paid in Peoples' common shares and the remaining 20% in cash. The acquisition added $111.5 million of loans and $108.1 million of deposits at the acquisition date, after acquisition accounting adjustments.

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

◦
In 2015, Peoples incurred an aggregate of $11.3 million of acquisition-related expenses, compared to $5.1 million in 2014 and $1.5 million in 2013, which were primarily severance costs, fees for legal services and other professional services, deconversion costs and write-offs associated with assets acquired.

◦
During 2013, Peoples took steps to reduce its investment in bank-owned life insurance ("BOLI") contracts and redeploy the funds in order to enhance long-term shareholder return. Peoples received proceeds of $43.1 million during 2013 as a result of the liquidation of BOLI contracts, while the remaining cash surrender value of approximately $6.6 million was recorded as a receivable at December 31, 2013. Peoples received the remaining cash surrender value in the first quarter of 2014, in accordance with the terms of the BOLI contracts (collectively, the "BOLI Surrender"). The BOLI Surrender caused Peoples to incur a $2.2 million federal income tax liability in 2013 for the gain associated with the BOLI contracts surrendered.

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

◦
As described in Note 11 of the Notes to the Consolidated Financial Statements, Peoples incurred settlement charges of $459,000 during 2015 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Settlement charges of $1.4 million and $270,000 were recognized during 2014 and 2013, respectively.

◦
On September 17, 2012, Peoples introduced its new brand as part of a company-wide brand revitalization. The brand is Peoples' promise, which is a guarantee of satisfaction and quality. Peoples incurred costs throughout 2013 associated with the brand revitalization, including marketing due to advertisements, and depreciation expense for new assets related to the $5 million branch renovation project. In 2014, Peoples acquired Midwest, Ohio Heritage and

North Akron and in 2015 acquired NB&T and has continued the consistent company-wide brand revitalization in the newly-acquired facilities.

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

◦
In December 2015, the Federal Reserve Board raised short-term rates, including the Federal Funds Rate and the Discount Rate, 0.25%, to a range of 0.25% to 0.50% for the Federal Funds Rate and 1.00% for the Discount Rate. The Federal Reserve Board had previously maintained its target Federal Funds Rate at a historically low level of 0% to 0.25% since December 2008 and had maintained the Discount Rate at 0.75% since December 2010. The Federal Reserve Board has indicated the possibility that these short-term rates could again be raised in 2016.

◦
The Federal Reserve ended its program of quantitative easing in the fourth quarter of 2014. Much speculation occurred throughout 2015 as to when the Federal Reserve would begin to raise short-term interest rates. The yield on the 10-year Treasury note began the year with a significant rally, falling from 2.17% to 1.64% during the month of January. The yield peaked half way through 2015 at 2.49%. It fell below 2% again in October and traded in a range between 2.13% and 2.34% during the last two months of the year. Overall, the Treasury yield curve steepened throughout the year with the 30-year bond yield ending 2015 roughly 25 basis points higher than at the beginning of the year.

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
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting recovery of or provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume; growth and composition of the portfolio; regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the appropriateness of the allowance. The recovery or provision could increase or decrease each quarter based upon the results of management's formal analysis.
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
The evaluation of individual impaired loans requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful. These reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of the borrower, and historical experience factors. Allowances for homogeneous loans are evaluated based upon historical loss experience, adjusted for qualitative risk factors, such as trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.
There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2015 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 26.7% and 27.8% of total assets at December 31, 2015, and December 31, 2014 respectively, of which approximately 90% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income or loss. As a result, Peoples' Consolidated Balance Sheet may be sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
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
Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2015, and concluded no individual securities were other-than-temporarily impaired. Peoples has not recognized an impairment loss in 2015, 2014 or 2013.
Goodwill and Other Intangible Assets
During 2015 and in prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
Peoples performs its required annual impairment test as of June 30 each year.  The goodwill impairment test consists of a two-step process that includes (1) determining if potential goodwill impairment exists and (2) measuring the impairment loss, if any. At June 30, 2015, management's analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value. The analysis also included an assessment of events and circumstances considering several key factors such as economic and local market conditions, overall financial performance, changes in management or key personnel, and share price.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. At December 31, 2015, Peoples completed the interim test for goodwill, and due to potential indicators continued the analysis related to the first step of the goodwill impairment test. Peoples utilized the income approach and market approach analysis in determining that the fair value of the reporting unit exceeded the carrying amount and that the goodwill of the reporting unit was not considered impaired. Therefore, Peoples did not complete the second step of the goodwill impairment test. For further information regarding goodwill, refer to Note 6 of the Notes to the Consolidated Financial Statements.
Peoples records servicing rights (“SRs”) in connection with its mortgage banking and small business lending activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. SRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2015, management concluded no portion of the recorded SRs was impaired since the fair value equaled or exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and accrued employee benefits. At December 31, 2015, management determined a valuation allowance would be recorded against the deferred tax assets associated with its investment in a partnership investment. No other valuation allowances were needed at either December 31, 2015 or 2014.
The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Peoples and the various tax authorities. Peoples' interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2015 and 2014.
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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2015, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2015, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management reviews the fair values provided by these third parties on a quarterly basis and challenges prices when it believes a discrepancy in pricing exists. Based on Peoples' past experience, no discrepancies have been noted related to current pricing and values.
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
To determine the fair value of its servicing rights (“SRs”) each reporting quarter, Peoples provides information representing loan information accompanied by escrow amounts to a third-party valuation firm. The third-party then evaluates the possible impairment of SRs as described below. Loans are evaluated on a discounted earnings basis to determine the present value of future earnings that Peoples expects to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value, calculated using consensus assumptions that a third-party purchaser would utilize in evaluating a potential acquisition of the SRs.
Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds, and the payment performance of the underlying loans. Peoples believes this methodology provides a reasonable estimate. Mortgage loan prepayment estimates were determined through the application of the current dealer projected prepayment rates by product type and interest rate as published by Bloomberg, L.P. as of January 4, 2016, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon. The adjustable rate mortgage loan prepayment estimates were determined through the application of market trading assumptions as of January 4, 2016, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon.
These earnings are used to calculate the approximate cash flow that could be received from the servicing portfolio. Valuation results are provided quarterly to Peoples. At that time, Peoples reviews the information and SRs are marked to the lower of amortized cost or fair value for the current quarter.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2015 was $10.9 million, compared to $16.7 million in 2014 and $17.6 million in 2013, representing earnings per diluted common share of $0.61, $1.35 and $1.63, respectively. The decrease in earnings during 2015 was primarily driven by provision for loan losses of $14.1 million coupled with $11.3 million of acquisition-related costs. The decrease in 2014 from 2013 was primarily driven by acquisition-related costs of $5.1 million and pension settlement charges of $1.4 million. Earnings in 2013 were impacted by additional operating costs associated with various strategic investments to grow revenue and a lower recovery of loan losses.
In 2015, Peoples had a provision for loan losses of $14.1 million related primarily to the charge-off of one large commercial loan relationship coupled with loan growth and downward trends in criticized loans. Peoples recorded net charge-offs of $15.2 million for 2015, compared to net recoveries of $0.5 million and $3.7 million, respectively, for 2014 and 2013, respectively. The provision for or recovery of loan losses represented amounts needed, in management's opinion, to maintain the appropriate level of the allowance for loan losses.
Year-over-year income and expense was largely effected by the acquisitions completed in 2014 and 2015. In 2014, Peoples acquired Midwest on May 30, Ohio Heritage on August 22, and North Akron on October 24, and in 2015, Peoples acquired NB&T on March 6. Due to the timing of the acquisitions, 2015 included a full year impact of the 2014 acquisitions compared to only a partial impact in 2014. In 2015, NB&T income and expenses were included beginning on March 6, 2015.
Net interest income grew 40% to $97.6 million in 2015 compared to $69.5 million in 2014 and $55.4 million in 2013, mostly due to higher loan balances in connection with the recent acquisitions, coupled with organic loan growth. Net interest margin was 3.53% in 2015, higher than the 3.45% in 2014 and 3.23% in 2013. The increase in 2015 was due to accretion income from the completed acquisitions, organic loan growth, change in asset mix and a reduction in funding costs. Accretion income from acquisitions added approximately 17 basis points to net interest margin in 2015 compared to 13 basis points in 2014 and 4 basis points in 2013. The increase in net interest margin in 2014 was mostly due to higher loan balances in connection with acquisitions and organic loan growth. The decrease in net interest margin during 2013 was largely a result of the low interest rate environment, which put downward pressure on asset yields.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, increased 18% in 2015 compared to 2014 and increased 8% comparing 2014 to 2013. During 2015, electronic banking income grew 35%, or $2.3 million, trust and investment income increased 25%, or $1.9 million, service charges on deposit accounts grew 18%, or $1.7 million and bank owned life insurance income increased $0.5 million. The noted increases reflected a full year of income from the 2014 acquisitions and approximately nine months of income related to the NB&T acquisition.
Total other expense increased 35%, or $30.1 million, for the year ended December 31, 2015, due largely to a full year of expenses related to the 2014 acquisitions and approximately nine months of expenses related to the NB&T acquisition. The NB&T acquisition added 22 additional branches which increased net occupancy and equipment, higher salaries and employee benefits, due to additional employees, increased intangible asset amortization and increased electronic banking expense. Acquisition-related expenses included in other expenses during 2015 were $10.7 million, compared to $4.8 million in 2014 and $1.4 million in 2013.
At December 31, 2015, total assets were up 27%, or $691.2 million to $3.26 billion versus $2.57 billion at year-end 2014. The increase was primarily related to the acquisition of $710.5 million in assets during 2015. Excluding the impact of the loans acquired in the NB&T acquisition, loan balances grew 7% or $451.6 million for the year. The allowance for loan losses decreased $1.1 million to $16.8 million, or 1.19% of originated loans, net of deferred fees and costs, compared to $17.9 million and 1.48% at December 31, 2014. Total investment securities grew to $868.8 million, or 26.7% of total assets at December 31, 2015, compared to $713.7 million, or 27.8% of total assets at the prior year-end.
Total liabilities were $2.84 billion at December 31, 2015, up $611.5 million since December 31, 2014. Contributing to this increase were acquired deposits of approximately $629.5 million. Non-interest-bearing deposits comprised 28.7% of total retail deposits at December 31, 2015, versus 26.0% at year-end 2014. At December 31, 2015, total borrowed funds were $274.1 million, up $6.7 million compared to the prior year-end, as Peoples assumed $6.6 million from the NB&T acquisition.
At December 31, 2015, total stockholders' equity was $419.8 million, up $79.7 million from December 31, 2014. The increase in common stock within total stockholders' equity was primarily due to the common shares issued in connection with 2015 acquisition of NB&T which had a value of $76.0 million. Peoples' regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Capital ratio decreased to 13.68% at December 31, 2015, versus 14.32% at December 31, 2014, while the Total Capital ratio was 14.55% versus 15.48% at December 31, 2014. In addition, Peoples' tangible equity to tangible assets ratio was 8.69% and tangible book value per share was $14.68 at December 31, 2015, versus 9.39% and $15.57 at December 31, 2014, respectively. Additional information regarding capital requirements can be found in Note 15 of the Notes to the Consolidated Financial Statements.
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

The following table details Peoples’ average balance sheets for the years ended December 31:

	2015			2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$50,858	$123	0.24%	$15,394	$1	0.01%	$16,154	$94	0.59%
Other long-term investments	1,261	12	0.95%	1,913	8	0.42%	743	2	0.27%
Investment Securities (1)(2):
Taxable	727,239	18,235	2.51%	630,057	17,023	2.70%	646,884	17,036	2.63%
Nontaxable	106,518	4,603	4.32%	59,759	2,785	4.66%	50,487	2,462	4.87%
Total investment securities	833,757	22,838	2.74%	689,816	19,808	2.87%	697,371	19,498	2.79%
Loans (2)(3):
Commercial real estate, construction	64,421	2,730	4.24%	44,205	1,808	4.09%	35,494	1,569	4.36%
Commercial real estate, other	692,773	31,781	4.59%	494,440	22,724	4.60%	391,965	18,882	4.75%
Commercial and industrial	329,030	14,003	4.26%	250,248	11,079	4.43%	190,414	7,960	4.12%
Residential real estate (4)	554,909	24,554	4.42%	345,398	16,051	4.65%	253,955	12,089	4.76%
Home equity lines of credit	99,984	4,575	4.58%	66,826	2,398	3.59%	53,350	2,045	3.83%
Consumer	211,124	9,695	4.59%	163,691	7,658	4.68%	121,193	6,143	5.07%
Total loans	1,952,241	87,338	4.47%	1,364,808	61,718	4.52%	1,046,371	48,688	4.62%
Less: Allowance for loan losses	(19,174)			(17,362)			(17,935)
Net loans	1,933,067	87,338	4.52%	1,347,446	61,718	4.58%	1,028,436	48,688	4.70%
Total earning assets	2,818,943	110,311	3.91%	2,054,569	81,535	3.97%	1,742,704	68,282	3.90%
Intangible assets	144,013			87,821			72,420
Other assets	148,897			98,144			117,243
Total assets	$3,111,853			$2,240,534			$1,932,367
Deposits:
Savings accounts	$388,802	$209	0.05%	$247,419	$135	0.05%	$200,190	$107	0.05%
Government deposit accounts	276,367	597	0.22%	165,622	470	0.28%	146,955	642	0.44%
Interest-bearing demand accounts	222,868	178	0.08%	148,687	124	0.08%	125,984	101	0.08%
Money market accounts	384,258	614	0.16%	293,214	472	0.16%	259,226	379	0.15%
Brokered deposits	36,303	1,352	3.72%	42,598	1,568	3.68%	51,287	1,871	3.65%
Retail certificates of deposit	465,861	3,256	0.70%	383,574	3,337	0.87%	358,918	3,952	1.10%
Total interest-bearing deposits	1,774,459	6,206	0.35%	1,281,114	6,106	0.48%	1,142,560	7,052	0.62%
Borrowed Funds:
Short-term FHLB advances	16,863	42	0.25%	36,678	47	0.13%	44,127	55	0.12%
Retail repurchase agreements	83,574	140	0.17%	59,362	99	0.17%	37,167	59	0.16%
Total short-term borrowings	100,437	182	0.18%	96,040	146	0.15%	81,294	114	0.14%
Long-term FHLB advances	82,184	2,256	2.75%	80,837	2,299	2.84%	64,004	2,167	3.39%
Wholesale repurchase agreements	40,000	1,471	3.68%	40,000	1,471	3.68%	40,000	1,471	3.68%
Other borrowings	13,064	606	4.58%	17,334	672	3.88%	22,096	882	3.94%
Total long-term borrowings	135,248	4,333	3.20%	138,171	4,442	3.21%	126,100	4,520	3.57%
Total borrowed funds	235,685	4,515	1.92%	234,211	4,588	1.96%	207,394	4,634	2.23%
Total interest-bearing liabilities	2,010,144	10,721	0.53%	1,515,325	10,694	0.71%	1,349,954	11,686	0.86%
Non-interest-bearing deposits	663,395			433,798			335,637
Other liabilities	31,018			20,722			24,865
Total liabilities	2,704,557			1,969,845			1,710,456
Total stockholders’ equity	407,296			270,689			221,911
Total liabilities and stockholders’ equity	$3,111,853			$2,240,534			$1,932,367
Interest rate spread		$99,590	3.38%		$70,841	3.26%		$56,596	3.04%
Net interest margin			3.53%			3.45%			3.23%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in fully tax-equivalent (“FTE”) net interest income:

(Dollars in thousands)	Changes from 2014 to 2015			Changes from 2013 to 2014
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$123	$(1)	$122	$(88)	$(5)	$(93)
Other long-term investments	8	(4)	4	2	4	6
Investment Securities (2):
Taxable	(1,285)	2,497	1,212	437	(449)	(12)
Nontaxable	(216)	2,034	1,818	(113)	436	323
Total investment income	(1,501)	4,531	3,030	324	(13)	311
Loans (2):
Commercial real estate, construction	67	855	922	(105)	344	239
Commercial real estate, other	(42)	9,099	9,057	(640)	4,482	3,842
Commercial and industrial	(444)	3,368	2,924	596	2,523	3,119
Residential real estate	(802)	9,305	8,503	(293)	4,255	3,962
Home equity lines of credit	777	1,400	2,177	(138)	491	353
Consumer	(143)	2,180	2,037	(508)	2,023	1,515
Total loan income	(587)	26,207	25,620	(1,088)	14,118	13,030
Total interest income	(1,957)	30,733	28,776	(850)	14,104	13,254
INTEREST EXPENSE:
Deposits:
Savings accounts	(2)	76	74	2	26	28
Government deposit accounts	(132)	259	127	(246)	74	(172)
Interest-bearing demand accounts	(5)	59	54	4	19	23
Money market accounts	(3)	145	142	40	53	93
Brokered certificates of deposit	18	(234)	(216)	17	(320)	(303)
Retail certificates of deposit	(724)	643	(81)	(871)	257	(614)
Total deposit cost	(848)	948	100	(1,054)	109	(945)
Borrowed funds:
Short-term borrowings	39	(3)	36	—	32	32
Long-term borrowings	31	(140)	(109)	(405)	327	(78)
Total borrowed funds cost	70	(143)	(73)	(405)	359	(46)
Total interest expense	(778)	805	27	(1,459)	468	(991)
Net interest income	$(1,179)	$29,928	$28,749	$609	$13,636	$14,245

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.
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
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Net interest income, as reported	97,612	69,506	55,385
Taxable equivalent adjustments	1,978	1,335	1,211
Fully tax-equivalent net interest income	$99,590	$70,841	$56,596
During 2015, Peoples recognized accretion income, net of amortization expense, from acquisitions of $4.8 million, which added approximately 17 basis points to net interest margin, compared to $2.6 million and 13 basis points, and $0.7 million and 4 basis points in 2014 and 2013, respectively. Also during 2015, additional interest income from prepayment fees and interest recovered on nonaccrual loans was $591,000 compared to $240,000 in 2014 and $976,000 in 2013. The primary driver of the increase in net interest income during 2015 was the higher loan balances resulting from organic growth and acquired loans.
The yield on investment securities decreased in 2015 as interest rates fell and prepayment speeds on mortgage-backed securities increased. The increase in prepayment speeds was due primarily to greater mortgage refinancing activity driven by lower interest rates. This resulted in higher monthly principal cashflows in the investment portfolio. In 2015, the average monthly principal cashflow was approximately $10.1 million compared to $6.0 million in 2014 and $8.0 million in 2013.
Funding costs have declined since 2013 as Peoples executed a strategy of replacing higher-cost funding with low-cost deposits. In 2015, funding costs decreased 18 basis points, compared to15 basis points in 2014 and 27 basis points in 2013. Additional improvement was due to deploying excess cash on the balance sheet by buying securities in the investment portfolio and paying off a $12.0 million term loan. The continued increase in the balance of low-cost deposits has provided funding for loan growth during these periods.
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
Provision for (Recovery of) Loan Losses
The following table details Peoples’ provision for (or recovery of) loan losses recognized for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Provision for checking account overdrafts	$612	$339	$356
Provision (recovery) of other loan losses	13,485	—	(4,766)
Provision for (recovery of) loan losses	$14,097	$339	$(4,410)
As a percent of average total loans	0.72%	0.02%	(0.42)%
The provision for (or recovery of) loan losses represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded in 2015 was primarily due to the charge-off of one large commercial loan relationship coupled with organic loan growth and downward trends in criticized loans. The provision for loan losses recorded in 2014 was driven by checking account overdrafts, while the impact of increases in criticized loans was mitigated by $1.8 million of recoveries on three loans that were previously charged off. The recovery of loan losses recorded during 2013 was driven mostly by recoveries on commercial real estate loans that had previously incurred charge-offs.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the other (losses) gains for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2015	2014	2013
Net (loss) gain on OREO	$(529)	$(68)	$86
Net (loss) gain on debt extinguishment	(520)	67	—
Net loss on bank premises and equipment	(696)	(430)	(241)
Loss on other assets	(43)	—	—
Net loss on asset disposals and other transactions	$(1,788)	$(431)	$(155)
The net loss on OREO during 2015 was due mainly to the sale of six OREO properties and the write-down of four OREO properties during the period. During the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances. Net losses on bank premises and equipment during 2015, 2014 and 2013 included $575,000, $380,000 and $248,000, respectively, of asset write-offs associated with acquisition-related activity. The remaining net loss on bank premises and equipment in 2015 was attributable to the write-off of obsolete fixed assets and the write-down of closed office locations that were for sale. Peoples recognized a gain on debt extinguishment from a restructuring of acquired FHLB advances in 2014.

Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from five primary sources: insurance sales revenues, deposit account service charges, trust and investment activities, electronic banking (“e-banking”), and mortgage banking. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 32.7% of Peoples' total revenues in 2015, compared to 36.6% in 2014 and 40.2% in 2013. The decline in Peoples' total non-interest income as a percent of total revenue during 2015 and 2014 was primarily due to increased net interest income from recent acquisitions.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Property and casualty insurance commissions	$10,097	$9,981	$9,873
Performance-based commissions	1,625	1,722	804
Life and health insurance commissions	1,756	1,630	1,227
Credit life and A&H insurance commissions	50	38	90
Other fees and charges	255	233	207
Insurance income	$13,783	$13,604	$12,201
Continued increases in life and health insurance commissions over the past three years were the result of acquisitions and increased business. Performance-based commissions are typically recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Overdraft and non-sufficient funds fees	$8,276	$7,177	$7,233
Account maintenance fees	2,126	1,690	1,283
Other fees and charges	443	306	248
Deposit account service charges	$10,845	$9,173	$8,764
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.  The yearly increases in account maintenance fees were the result of higher fees received on commercial accounts and rewards checking accounts.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Fiduciary	$6,950	$5,567	$5,103
Brokerage	2,627	2,118	2,019
Trust and investment income	$9,577	$7,685	$7,122
The following table details Peoples’ managed assets at year-end December 31:

(Dollars in thousands)	2015	2014	2013
Trust assets under management	$1,275,253	$1,022,189	$1,000,171
Brokerage assets under management	664,153	590,089	539,384
Total managed assets	$1,939,406	$1,612,278	$1,539,555
Annual average	$1,859,336	$1,576,656	$1,446,291
During 2015, the increase in fiduciary and brokerage revenues and managed assets was impacted by the acquisition of NB&T. Additionally, during 2015, 2014 and 2013, fiduciary income increased primarily due to higher managed asset account balances and retirement benefits plan income due to the addition of new plans. The U.S. financial markets also have an impact on managed assets. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2015, electronic banking income grew $2.3 million, or 35% compared to 2014, due to acquisitions and a continued increase in the volume of debit card transactions. In 2015, Peoples' customers used their debit cards to complete $591 million of transactions, versus $467 million in 2014 and $416 million in 2013.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income increased 6% in 2015 due to acquisitions and additional market areas, while decreasing 30% in 2014 due to slowed refinancing activity. In 2015, Peoples sold approximately $56.0 million of loans to the secondary market compared to $48.8 million in 2014 and $73.2 million in 2013.

Non-Interest Expense
Year-over-year expenses were largely effected by the acquisitions completed in 2014 and 2015.
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Base salaries and wages	$42,140	$29,265	$24,028
Sales-based and incentive compensation	6,340	7,265	7,110
Employee benefits	6,016	5,880	3,622
Stock-based compensation	1,843	2,111	1,362
Deferred personnel costs	(1,593)	(1,396)	(2,292)
Payroll taxes and other employment costs	4,470	3,468	2,642
Salaries and employee benefit costs	$59,216	$46,593	$36,472
Full-time equivalent employees:
Actual at end of the period	817	699	546
Average during the period	799	602	531

Base salaries and wages, employee benefits, payroll taxes and other employment costs increased in 2015, 2014 and 2013 due to completed acquisitions, additional operational staff and the addition of new sales talent in several markets, which significantly impacted the number of full-time equivalent employees. Peoples' sales-based and incentive compensation is tied to corporate incentive plans and commission from sales production. Sales-based and incentive compensation decreased in 2015, due primarily to corporate goals and incentives not being attained.
The increase in employee benefits as a result of acquisitions was partially offset by a decrease in pension settlement charges which were $0.5 million, $1.4 million and $0.3 million in 2015, 2014 and 2013, respectively. Effective March 1, 2011, Peoples froze the accrual of pension benefits, and since then, settlement charges have been largely based on the timing of retirements of plan participants and their election of lump-sum distributions. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates continued pension settlement charges in future years as plan participants retire and elect lump-sum distributions from the plan.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years.  For all awards, expense is initially only recognized for the portion of awards that is expected to vest, and at the vesting date, an adjustment is made to recognize the entire expense for vested awards and reverse expense for non-vested awards. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During 2015, Peoples granted restricted shares to non-employee directors, officers and key employees with performance-based vesting periods and time-based vesting periods. Stock-based compensation expense in 2015 was $1.8 million which included $792,000 of expense related to these awards, while the remaining expense recognized was for grants awarded in previous years. As it is probable that all outstanding performance-based vesting conditions will be satisfied, Peoples recorded the pro-rata expense for all outstanding performance-based awards in 2015, as required by US GAAP. Stock-based compensation expense in 2014 included $298,000 related to a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements.
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

Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2015	2014	2013
Depreciation	$4,639	$2,986	$2,581
Repairs and maintenance costs	2,908	2,057	1,739
Net rent expense	844	931	925
Property taxes, utilities and other costs	2,816	1,865	1,595
Net occupancy and equipment expense	$11,207	$7,839	$6,840
During 2015, Peoples acquired 22 new offices which resulted in higher depreciation, repairs and maintenance costs, and property taxes, utilities and other costs. In addition, Peoples completed renovations allowing for expanded service areas and efficiencies of operations. During 2014, Peoples acquired 12 new offices which resulted in higher depreciation, repairs and maintenance costs, and property taxes, utilities and other costs. In addition, Peoples completed the renovation of its branch network that began in 2013 and began renovation on newly-acquired branches. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples, and increased 29% during 2015. The increase was primarily due to additional costs in relation to increased accounting guidance, yearly audits and executive search fees. Professional fees incurred as a result of acquisition-related activities were $1.7 million in 2015, compared to $2.0 million and $448,000 in 2014 and 2013, respectively.
Peoples' e-banking expense, which is comprised of bankcard, internet and mobile banking costs, increased in 2015, 2014 and 2013 due to additional accounts related to acquisitions, customers completing a higher volume of transactions using their debit cards and Peoples' internet banking service.  These factors also produced a greater increase in the corresponding e-banking revenues over the same periods. Additionally, part of the increased e-banking expense in 2014 was due to increased debit card compromises at certain large retail companies.
In 2015, marketing expense, which includes advertising, donation and other public relations costs, increased $0.5 million due primarily to marketing associated with acquired branches and additional community donations in those markets. Marketing expense remained relatively flat in 2014 compared to 2013. Peoples contributed $350,000 in 2015, $300,000 in 2014 and $200,000 in 2013 to Peoples Bancorp Foundation Inc. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bancorp Foundation Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where Peoples Bank has a physical presence.  Franchise taxes increased during 2015 due to an increase in equity from the issuance of common shares related to acquisitions in 2014 and 2015. In Ohio, Peoples is subject to Ohio Financial Institution Tax ("FIT") which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
Peoples' intangible asset amortization expense is driven by acquisition-related activity, and increased to $4.1 million in 2015 compared to $1.4 million in 2014. The increase in 2015 relates to the completed NB&T acquisition in 2015 and recognition of a full year of amortization for acquisitions completed during 2014.
Data processing and software expense includes software support, maintenance and depreciation expense. These costs increased during 2015 and 2014 due to the recent acquisitions and new software projects completed.
Peoples' FDIC insurance costs increased during 2015 and 2014 as a result of recent acquisitions. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 - BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation".
Peoples' efficiency ratio, calculated as non-interest expense less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 75.50% for 2015, compared to 75.37% for 2014 and 71.90% for 2013. The increases in 2015 and 2014 were largely a result of one-time costs for acquisitions plus higher salaries and employee benefit costs.

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
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and, therefore, excludes the provision for (recovery of) loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2015	2014	2013	2012	2011

Pre-Provision Net Revenue:
Income before income taxes	$14,816	$24,178	$29,084	$29,910	$17,151
Add: provision for loan losses	14,097	339	—	—	7,998
Add: net loss on debt extinguishment	520	—	—	4,144	—
Add: net loss on loans held-for-sale and OREO	529	95	—	—	926
Add: net loss on securities transactions	—	30	—	—	—
Add: net loss on other assets	739	430	241	248	—
Less: recovery of loan losses	—	—	4,410	4,716	—
Less: net gain on debt extinguishment	—	67	—	—	—
Less: net gain on loans held-for-sale and OREO	—	27	86	66	—
Less: net gain on securities transactions	729	428	489	3,548	473
Less: net gain on other assets	—	—	—	—	10
Pre-provision net revenue	$29,972	$24,550	$24,340	$25,972	$25,592
Total average assets	3,111,853	2,240,534	1,932,367	1,841,289	1,811,079
Pre-provision net revenue to total average assets	0.96%	1.10%	1.26%	1.41%	1.41%
During 2015, PPNR was higher while the pre-provision net revenue to total average assets ratio decreased compared to previous years due largely to the increase in net revenue as a result of the completion of the NB&T acquisition and recognition of a full year of revenue for acquisitions completed during 2014 being offset by the increase of average assets which also was reflective of the NB&T acquisition.
Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total other expenses (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income. This measure is non-GAAP since it excludes intangible amortization and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

(Dollars in thousands)	2015	2014	2013	2012	2011

Efficiency ratio:
Total other expenses	$115,081	$85,009	$68,265	$63,474	$61,331
Less: Amortization of other intangible assets	4,077	1,428	807	509	586
Adjusted total other expenses	111,004	83,581	67,458	62,965	60,745

Total non-interest income	47,441	40,053	37,220	34,971	32,944

Net interest income	97,612	69,506	55,385	54,475	53,979
Add: Fully tax-equivalent adjustment	1,978	1,335	1,211	1,087	1,133
Net interest income on a fully taxable-equivalent basis	99,590	70,841	56,596	55,562	55,112

Adjusted revenue	$147,031	$110,894	$93,816	$90,533	$88,056

Efficiency ratio	75.50%	75.37%	71.90%	69.55%	68.98%
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2015, excess cash reserves at the Federal Reserve Bank were $8.7 million, compared to $12.4 million at December 31, 2014. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2015, Peoples' total cash and cash equivalents increased $9.7 million, as cash provided by Peoples' operating activities of $47.9 million was partially offset by cash used in financing activities of $37.1 million and investing activities of $1.1 million. Cash provided by investing activities from business combinations of $97.3 million was offset by activities in available-for-sale securities of $12.8 million and funded loan growth of $77.9 million. Within Peoples' financing activities, the decrease in interest-bearing deposits was tempered by an increase in non-interest bearing deposits of $99.3 million. The paydown of long-term borrowings of $72.4 million was substantially offset by an increase of $72.1 million in short term borrowings.
In 2014, Peoples' total cash and cash equivalents increased $7.6 million, as cash provided by Peoples' operating activities of $31.5 million was mostly offset by cash used by investing activities of $14.2 million and financing activities of $9.7 million. Cash provided by activities in available-for-sale securities and business combinations of $44.7 million, and $17.1 million, respectively, partially funded loan growth of $76.1 million. Within Peoples' financing activities, the decreases in interest-bearing deposits and short-term borrowings of $56.1 million were tempered by an increase in non-interest bearing deposits of $18.4 million and $40.2 million in proceeds from issuance of common shares.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$1	$20	$26	$32
U.S. government sponsored agencies	2,966	5,950	319	516	13,037
States and political subdivisions	114,726	64,743	50,962	45,668	35,745
Residential mortgage-backed securities	632,293	527,291	510,097	514,096	527,003
Commercial mortgage-backed securities	23,845	27,847	32,304	64,416	37,289
Bank-issued trust preferred securities	4,635	5,645	7,829	10,357	12,211
Equity securities	6,236	5,403	4,577	4,106	3,254
Total fair value	$784,701	$636,880	$606,108	$639,185	$628,571
Total amortized cost	$780,304	$632,967	$621,126	$628,584	$617,128
Net unrealized gain (loss)	$4,397	$3,913	$(15,018)	$10,601	$11,443

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,831	$3,841	$3,850	$3,860	$3,525
Residential mortgage-backed securities	35,367	36,945	37,536	33,494	12,776
Commercial mortgage-backed securities	6,530	7,682	7,836	7,921	—
Total amortized cost	$45,728	$48,468	$49,222	$45,275	$16,301

Other investment securities, at cost	$38,401	$28,311	$25,196	$24,625	$24,356

Total investment securities:
Amortized cost	$826,032	$681,435	$670,348	$673,859	$633,429
Carrying value	$868,830	$713,659	$680,526	$709,085	$669,228
At December 31, 2015, Peoples' investment securities were approximately 26.7% of total assets compared to 27.8% at December 31, 2014, as Peoples continued to focus on reducing the relative size of the investment portfolio. Peoples acquired $156.4 million of investment securities as part of the NB&T acquisition, with the remaining fluctuation due to purchases being more than offset by principal paydowns, sales, calls and maturities.
In 2013, and throughout 2012, Peoples designated certain securities as "held-to-maturity" at the time of their purchase, as management made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so. Since then, Peoples has maintained the size of the held-to-maturity securities portfolio at approximately the same level. The unrealized gain or loss related to held-to-maturity securities does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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

The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Residential	$4,201	$14,058	$23,446	$37,267	$58,660
Commercial	—	—	—	—	1,288
Total fair value	$4,201	$14,058	$23,446	$37,267	$59,948
Total amortized cost	$4,331	$13,604	$22,926	$36,395	$59,148
Net unrealized gain	$(130)	$454	$520	$872	$800

Management continues to reinvest the principal runoff from the non-agency securities in U.S agency investments, which has accounted for the continued decline in the fair value of these securities. At December 31, 2015, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Gross originated loans:
Commercial real estate, construction	$63,785	$37,901	$44,703	$32,000	$30,577
Commercial real estate, other	471,184	434,660	394,532	378,073	410,352
Commercial real estate	534,969	472,561	439,235	410,073	440,929
Commercial and industrial	288,130	249,975	206,276	180,131	140,857
Residential real estate	288,783	254,169	248,883	211,404	219,619
Home equity lines of credit	74,176	62,463	55,178	49,691	47,790
Consumer	227,133	169,913	133,864	99,011	87,531
Deposit account overdrafts	1,448	2,933	2,060	6,563	1,780
Total originated loans	$1,414,639	$1,212,014	$1,085,496	$956,873	$938,506
Gross acquired loans:
Commercial real estate, construction	12,114	1,051	2,836	2,265	—
Commercial real estate, other	265,092	121,475	55,638	—	—
Commercial real estate	277,206	122,526	58,474	2,265	—
Commercial and industrial	63,589	30,056	26,478	—	—
Residential real estate	276,772	225,274	19,734	22,437	—
Home equity lines of credit	32,253	18,232	4,898	1,362	—
Consumer	7,981	12,796	1,154	2,235	—
Total acquired loans (a)	$657,801	$408,884	$110,738	$28,299	$—
Total loans	$2,072,440	$1,620,898	$1,196,234	$985,172	$938,506
Average total loans	1,952,241	1,364,808	1,046,371	967,166	950,951
Average allowance for loan losses	(19,174)	(17,362)	(17,935)	(21,473)	(27,259)
Average loans, net of average allowance for loan losses	$1,933,067	$1,347,446	$1,028,436	$945,693	$923,692
Percent of loans to total loans:
Commercial real estate, construction	3.7%	2.4%	4.0%	3.5%	3.3%
Commercial real estate, other	35.5%	34.2%	37.6%	38.4%	43.7%
Commercial real estate	39.2%	36.6%	41.6%	41.9%	47.0%
Commercial and industrial	17.0%	17.3%	19.5%	18.3%	15.0%
Residential real estate	27.3%	29.6%	22.5%	23.7%	23.4%
Home equity lines of credit	5.1%	5.0%	5.0%	5.2%	5.1%
Consumer	11.3%	11.3%	11.3%	10.3%	9.3%
Deposit account overdrafts	0.1%	0.2%	0.1%	0.6%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$390,398	$352,779	$341,183	$330,721	$275,715

(a)	Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
During 2015, total originated loans (excluding acquired loans) grew 17%, or $202.6 million, due to increases in all categories except deposit account overdrafts. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent years due largely to Peoples placing greater emphasis on its consumer lending activity. The increase in total acquired loans in 2015 was due to the NB&T acquisition. At December 31, 2015, loans acquired from NB&T were approximately $333.8 million compared to $384.6 million at acquisition date.
During 2014, total originated loans grew 12%, or $126.5 million, largely due to growth in commercial real estate, commercial and industrial and consumer loan balances. At December 31, 2014, loans acquired from Midwest, Ohio Heritage and North Akron were approximately $52.5 million, $166.6 million and $108.8 million, respectively. During 2013, total originated loans increased 13%, while acquired loans grew $84.5 million due to the Ohio Commerce Bank acquisition. Also during 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior years which caused the increase in residential real estate loans.
During 2013, Peoples placed greater emphasis on its consumer lending business, which primarily consists of automobile loans obtained directly or indirectly through automobile dealerships. Peoples added additional sales talent within this business line and established better relationships with dealers, resulting in substantially higher loan balances compared to prior years.
The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2015:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate, construction:
Fixed	$1,009	$3,256	$8,100	$12,365
Variable	51,264	11,656	614	63,534
Total	$52,273	$14,912	$8,714	$75,899
Commercial real estate, other:
Fixed	$26,607	$104,474	$77,768	$208,849
Variable	313,858	177,488	36,081	527,427
Total	$340,465	$281,962	$113,849	$736,276
Commercial and industrial:
Fixed	$4,000	$75,141	$30,340	$109,481
Variable	235,901	6,014	323	242,238
Total	$239,901	$81,155	$30,663	$351,719
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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2015:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$30,986	$45,073	$76,059	50.6%
Mixed commercial use facilities:
Owner occupied	1,886	6,492	8,378	5.6%
Non-owner occupied	3,217	9,909	13,126	8.7%
Total mixed commercial use facilities	5,103	16,401	21,504	14.3%
Assisted living facilities and nursing homes	$8,773	$1,142	$9,915	6.6%
Residential property	6,977	2,834	9,811	6.5%
Retail	3,434	4,413	7,847	5.2%
Land development	1,877	1,810	3,687	2.5%
Other	18,749	2,640	21,389	14.3%
Commercial real estate, construction	$75,899	$74,313	$150,212	100.0%

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	24,768	850	25,618	3.2%
Non-owner occupied	44,348	277	44,625	5.9%
Total office buildings and complexes	69,116	1,127	70,243	9.1%
Apartment complexes	68,792	52	68,844	9.0%
Mixed commercial use facilities:
Owner occupied	30,866	3,881	34,747	4.5%
Non-owner occupied	20,869	534	21,403	2.8%
Total mixed commercial use facilities	51,735	4,415	56,150	7.3%
Retail facilities:
Owner occupied	21,231	2,279	23,510	3.1%
Non-owner occupied	31,489	—	31,489	4.1%
Total retail facilities	52,720	2,279	54,999	7.2%
Lodging and lodging related	$48,946	$—	48,946	6.4%
Assisted living facilities and nursing homes	43,676	284	43,960	5.7%
Light industrial facilities:
Owner occupied	33,364	34	33,398	4.3%
Non-owner occupied	2,885	—	2,885	0.4%
Total light industrial facilities	36,249	34	36,283	4.7%
Warehouse facilities	21,412	415	21,827	2.8%
Residential property:
Owner occupied	1,105	739	1,844	0.2%
Non-owner occupied	13,203	2,627	15,830	2.1%
Total residential property	14,308	3,366	17,674	2.3%
Other	329,322	11,825	341,147	45.5%
Commercial real estate, other	$736,276	$23,797	$760,073	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both December 31, 2015 and December 31, 2014.

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

(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial real estate	$7,076	$9,825	$13,215	$14,215	$18,947
Commercial and industrial	5,382	4,036	2,174	1,733	2,434
Total commercial	12,458	13,861	15,389	15,948	21,381
Residential real estate	1,257	1,627	881	801	1,119
Home equity lines of credit	732	694	343	479	541
Consumer	1,971	1,587	316	438	449
Deposit account overdrafts	121	112	136	145	227
Originated allowance for loan losses	16,539	17,881	17,065	17,811	23,717
Purchased credit impaired loan losses	240	—	—	—	—
Acquired allowance for loan losses	240	—	—	—	—
Allowance for loan losses	$16,779	$17,881	$17,065	$17,811	$23,717
As a percent of originated loans, net of deferred fees and costs	1.19%	1.48%	1.58%	1.86%	2.53%
The allowance for loan losses as a percent of originated loans decreased in 2015 from previous years as a result of the continuation of the reduction in historic loss rates over the past five years. Past years included historic periods dating closer to the recession which included larger charge-offs. Peoples also considers recent trends in criticized loans and loan growth associated with each loan portfolio, as well as qualitative factors that could negatively impact these trends, such as unemployment, rising interest rates, fragile real estate values, and plummeting oil and gas prices. Peoples believe the reserves remain appropriate to cover probable losses that exist in the current portfolio.
The reductions in the allowance for loan losses allocated to commercial real estate during 2015 and 2014 were driven by net recoveries in recent years reducing the historical loss rates. Increases in the commercial and industrial, home equity lines of credit and consumer categories of the allowance for loan losses were driven by net charge-off activity, and increases in the balances of the respective loan portfolios. The decrease in the allowance for loan losses allocated to residential real estate during 2015 was due to a reduction in net charge-off activity in recent years.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio. During 2015, Peoples experienced an increase of $56.8 million in criticized loans, which are those classified as watch, substandard or doubtful. Net charge-offs were elevated during 2015 as a result of the full charge-off of one large commercial loan relationship.
The allowance allocated to the residential real estate and consumer loan categories was based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses, January 1	$17,881	$17,065	$17,811	$23,717	$26,766
Gross charge-offs:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other (a)	302	203	1,053	5,146	11,249
Commercial real estate	302	203	1,053	5,146	11,249
Commercial and industrial	13,576	199	44	34	1,033
Residential real estate (b)	631	478	621	1,091	1,593
Home equity lines of credit	125	128	162	94	366
Consumer	1,353	1,191	1,084	572	939
Deposit account overdrafts	774	516	527	574	664
Total gross charge-offs	16,761	2,715	3,491	7,511	15,844
Recoveries:
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	104	2,060	5,839	4,399	2,469
Commercial real estate	104	2,060	5,839	4,399	2,469
Commercial and industrial	98	77	40	358	729
Residential real estate	315	169	536	773	636
Home equity lines of credit	119	36	26	32	51
Consumer	755	697	552	561	687
Deposit account overdrafts	171	153	162	198	225
Total recoveries	1,562	3,192	7,155	6,321	4,797
Net charge-offs (recoveries):
Commercial real estate, construction	—	—	—	—	—
Commercial real estate, other	198	(1,857)	(4,786)	747	8,780
Commercial real estate	198	(1,857)	(4,786)	747	8,780
Commercial and industrial	13,478	122	4	(324)	304
Residential real estate	316	309	85	318	957
Home equity lines of credit	6	92	136	62	315
Consumer	598	494	532	11	252
Deposit account overdrafts	603	363	365	376	439
Total net charge-offs (recoveries)	$15,199	$(477)	$(3,664)	$1,190	$11,047
Provision for (recoveries of) loan losses, December 31 (c)	14,097	339	(4,410)	(4,716)	7,998
Allowance for loan losses, December 31	$16,779	$17,881	$17,065	$17,811	$23,717
Net charge-offs (recoveries) as a percent of average total loans:
Commercial real estate, construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.01%	(0.14)%	(0.46)%	0.08%	0.92%
Commercial real estate	0.01%	(0.14)%	(0.46)%	0.08%	0.92%
Commercial and industrial	0.69%	0.01%	—%	(0.03)%	0.03%
Residential real estate	0.02%	0.02%	0.01%	0.03%	0.10%
Home equity lines of credit	—%	0.01%	0.01%	—%	0.03%
Consumer	0.03%	0.04%	0.05%	—%	0.03%
Deposit account overdrafts	0.03%	0.03%	0.04%	0.04%	0.05%
Total	0.78%	(0.03)%	(0.35)%	0.12%	1.16%
(a) Includes purchased credit impaired charge-off of $60,000 in 2015.
(b) Includes purchased credit impaired charge-off of $3,000 in 2015.
(c) Includes purchased credit impaired provision for loan losses of $303,000 in 2015.
During 2015, Peoples recorded charge-offs related to one large commercial loan relationship in the aggregate amount of $13.1 million, or .67% of average total loans. Peoples also experienced higher net charge-offs in residential real estate and consumer loans due to higher balances from recent originated loan growth.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Loans 90+ days past due and accruing:
Commercial real estate, other	$2,425	$567	$—	$—	$—
Commercial and industrial	1,986	301	78	181	—
Residential real estate	1,522	1,901	289	293	613
Home equity lines of credit	35	20	873	1,050	708
Consumer	1	10	—	4	—
Total	5,969	2,799	1,240	1,528	1,321
Nonaccrual loans:
Commercial real estate, construction	921	—	96	—	—
Commercial real estate, other	7,357	2,278	1,882	7,233	20,556
Commercial and industrial	350	1,800	630	627	2,262
Residential real estate	2,991	2,695	1,615	1,864	2,827
Home equity lines of credit	340	315	81	24	349
Consumer	31	3	58	12	—
Total	11,990	7,091	4,362	9,760	25,994
Nonaccrual troubled debt restructurings:
Commercial real estate, construction	—	96	—	—	—
Commercial real estate, other	153	306	916	2,572	2,959
Commercial and industrial	377	194	—	—	—
Residential real estate	864	658	650	350	425
Home equity lines of credit	79	45	6	—	—
Consumer	68	16	—	—	—
Total	1,541	1,315	1,572	2,922	3,384
Total nonperforming loans (NPLs)	19,500	11,205	7,174	14,210	30,699
Other real estate owned (OREO)
Commercial	644	582	465	815	2,194
Residential	89	364	428	21	—
Total	733	946	893	836	2,194
Total nonperforming assets (NPAs)	$20,233	$12,151	$8,067	$15,046	$32,893
NPLs as a percent of total loans	0.94%	0.69%	0.60%	1.43%	3.26%
NPAs as a percent of total assets	0.62%	0.47%	0.39%	0.78%	1.83%
NPAs as a percent of total loans and OREO	0.98%	0.75%	0.67%	1.52%	3.48%
Allowance for loan losses as a percent of NPLs	86.05%	159.58%	237.87%	125.34%	77.26%
At December 31, 2015, loans 90+ days past due and accruing included $2.3 million of acquired loans that were purchased credit impaired, as they had evidence of credit quality deterioration since origination. Interest income on those loans is recognized on a level-yield method over the life of the loan.
The majority of Peoples' nonaccrual commercial real estate loans continued to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties. The significant increases in nonaccrual commercial real estate loans during 2015 was a result of commercial real estate relationship in the skilled nursing sector being placed on nonaccrual status. The increase in nonaccrual commercial and industrial loans during 2014 was driven by a single $1.2 million relationship placed on nonaccrual. The significant decreases in nonaccrual status from 2011 to 2012 and 2013 was a result of the addition of a special assets group and their efforts in collecting and recovering payments on delinquent commercial loans.

Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $0.4 million for 2015, $0.5 million for 2014 and $0.2 million for 2013. No portion of these amounts was recorded during 2015, 2014 or 2013, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2015, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Non-interest-bearing deposits	$717,939	$493,162	$409,891	$317,071	$239,837
Interest-bearing deposits:
Retail certificates of deposit	448,992	432,563	363,226	392,313	411,247
Savings accounts	414,375	295,307	215,802	183,499	138,383
Money market deposit accounts	394,119	337,387	275,801	288,404	264,873
Governmental deposit accounts	276,639	161,305	132,379	130,630	126,453
Interest-bearing demand accounts	250,023	173,659	134,618	124,787	106,233
Brokered certificates of deposits	33,857	39,691	49,041	55,599	64,054
Total interest-bearing deposits	1,818,005	1,439,912	1,170,867	1,175,232	1,111,243
Total deposits	$2,535,944	$1,933,074	$1,580,758	$1,492,303	$1,351,080
The increase in governmental deposit accounts was due to fluctuations of balances held by state and local governmental entities and their cash flow needs. Peoples also maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. These actions accounted for much of the changes in deposit balances. Some of the increase in deposit balances was due to the NB&T acquisition, which included non-interest bearing deposits of $177.2, retail CDs totaling $48.0 million, savings accounts of $88.3 million, money market deposit accounts of $64.6 million, governmental deposit accounts of $104.8 million, and interest-bearing demand accounts of $57.9 million at December 31, 2015.
The increase in total deposits in 2014, included the Midwest, Ohio Heritage and North Akron acquisitions which added an aggregate of $5.5 million of non-interest-bearing deposits, $105.0 million of CDs, $53.1 million of savings accounts, $165.1 million of money market deposit accounts, $2.1 million of governmental deposit accounts and $1.0 million of interest-bearing demand accounts at December 31, 2014.
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
The maturities of retail CDs with total balances of $250,000 or more at December 31 were as follows:

(Dollars in thousands)	2015	2014	2013	2012	2011
3 months or less	$18,994	$14,058	$19,969	$10,745	$20,457
Over 3 to 6 months	9,618	7,072	5,952	6,422	2,726
Over 6 to 12 months	9,086	12,600	11,551	12,020	7,416
Over 12 months	24,843	25,301	26,419	23,643	19,681
Total	$62,541	$59,031	$63,891	$52,830	$50,280

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Short-term borrowings:
FHLB advances	$76,000	$15,000	$71,000	$15,000	$8,500
Retail repurchase agreements	84,386	73,277	42,590	32,769	43,143
Short-term borrowings	160,386	88,277	113,590	47,769	51,643
Long-term borrowings:
FHLB advances	66,934	124,714	62,679	64,904	77,312
Callable national market repurchase agreements	40,000	40,000	40,000	40,000	65,000
Term note payable (parent company)	—	14,369	19,147	23,919	—
Subordinated debentures held by subsidiary trust	6,736	—	—	—	22,600
Long-term borrowings	113,670	179,083	121,826	128,823	164,912
Total borrowed funds	$274,056	$267,360	$235,416	$176,592	$216,555
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. During 2015, Peoples repaid approximately $52.1 million of long-term FHLB advances during 2015 and recorded a loss on debt extinguishment of $520,000.
During 2015, Peoples increased its usage of short-term FHLB advances due to the decrease and pre-payment of long-term debt. During 2014, Peoples had reduced its usage of short-term FHLB advances due to acquiring long-term FHLB advances from Ohio Heritage. Peoples' retail repurchase agreements consist of overnight agreements with commercial customers and serve as a cash management tool. Additionally, in 2015, Peoples acquired subordinated debt in the NB&T acquisition.
During 2012, Peoples entered into a loan agreement that was subsequently amended in 2014 (as amended, "Amended Loan Agreement"), and Peoples is subject to certain covenants imposed by this Amended Loan Agreement. At December 31, 2015, Peoples was in compliance with the applicable covenants.
Additional information regarding Peoples' borrowed funds can be found in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2015, Peoples' total stockholders' equity increased primarily due to $76.0 million of common equity issued in connection with the NB&T acquisition. Regulatory capital ratios continued to fluctuate due to recent acquisitions. At December 31, 2015, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions to provide greater flexibility to grow the Company. Also during the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking regulators. The adoption of this new framework modified the calculations and well capitalized thresholds of the current capital ratios and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, Peoples must hold a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019.

The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Capital Amounts:
Common Equity Tier 1	$288,416	N/A	N/A	N/A	N/A
Tier 1	295,151	241,707	166,217	160,604	165,121
Total (Tier 1 and Tier 2)	313,974	261,371	184,457	176,224	180,053
Net risk-weighted assets	$2,157,410	$1,687,968	$1,338,811	$1,141,938	$1,111,443
Capital Ratios:
Common Equity Tier 1	13.37%	N/A	N/A	N/A	N/A
Tier 1	13.68%	14.32%	12.42%	14.06%	14.86%
Total (Tier 1 and Tier 2)	14.55%	15.48%	13.78%	15.43%	16.20%
Tier 1 leverage	9.52%	9.92%	8.52%	8.83%	9.45%
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Tangible Equity:
Total stockholders' equity	$419,789	$340,118	$221,553	$221,728	$206,657
Less: goodwill and other intangible assets	149,617	109,158	77,603	68,525	64,475
Tangible equity	$270,172	$230,960	$143,950	$153,203	$142,182

Tangible Assets:
Total assets	$3,258,970	$2,567,769	$2,059,108	$1,918,050	$1,794,161
Less: goodwill and other intangible assets	149,617	109,158	77,603	68,525	64,475
Tangible assets	$3,109,353	$2,458,611	$1,981,505	$1,849,525	$1,729,686

Tangible Book Value per Share:
Tangible common equity	$270,172	$230,960	$143,950	$153,203	$142,182
Common shares outstanding	18,404,864	14,836,727	10,605,782	10,547,960	10,507,124

Tangible book value per share	$14.68	$15.57	$13.57	$14.52	$13.53

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$270,172	$230,960	$143,950	$153,203	$142,182
Tangible assets	$3,109,353	$2,458,611	$1,981,505	$1,849,525	$1,729,686

Tangible equity to tangible assets	8.69%	9.39%	7.26%	8.28%	8.22%
The decrease in tangible equity to tangible assets ratio at December 31, 2015 compared to December 31, 2014 was due to the impact of assets acquired in the NB&T acquisition as well as a reduction in retained earnings as most of the net income was paid to common shareholders as dividends.
In 2014, Peoples' tangible equity to tangible assets ratio increased significantly due to recent acquisitions, in which common shares represented a portion of the consideration, and the Private Equity Issuance. The reduction in 2013 was due to the impact of assets acquired in the Ohio Commerce Bank acquisition, which was funded solely by cash consideration, as well as reductions in the fair value of the available-for-sale investment securities.

Future Outlook
In 2015, Peoples completed its largest bank acquisition to date, and incurred a large provision for loan losses attributable primarily to one large commercial relationship. The first half of 2015 was a challenge for Peoples as there was minimal loan growth and expenses were elevated, due in part to the acquisition costs incurred associated with the NB&T acquisition. During the second half of 2015, Peoples showed improvement as loan growth was strong and expenses were managed; however, these positives were largely overshadowed by the large provision for loan losses that was taken due to the one large commercial relationship.
For 2016, Peoples will build off the momentum that was gained in the second half of 2015 related to loan growth and expense management. Key strategic priorities continue to include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and to take advantage of market expansion opportunities. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' peer group, as defined in the Proxy Statement, and providing returns for its shareholders superior to those of its peers, regardless of operating conditions.
Net interest income remains a major source of revenue for Peoples. Thus, Peoples' ability to grow revenue in 2016 will be impacted by the amount of net interest income generated. The current outlook is mixed as to whether the Federal Reserve Board will continue to raise interest rates throughout 2016. Long-term rates could increase but remain more volatile than in prior years. Changes in long-term interest rates would affect reinvestment rates within the loan and investment portfolios. Should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth remains the key driver for improving net interest income and margin in 2016.
Net interest margin for 2016 is expected to remain stable in the low 3.50%'s given the interest rate environment. Loan growth will again be the key driver in stabilizing asset yields. The net accretion income impact on net interest margin is expected to be slightly less than that experienced in 2015.
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
Peoples continues to seek to maintain a diversified revenue stream though its strong fee-based businesses, such as insurance and wealth management. In 2015, Peoples' fee revenue comprised 33% of its total revenue, down from 37% in 2014 and 40% in 2013. The decline in recent years was due primarily to the four bank acquisitions completed during 2014 and 2015, only one of which had a wealth management practice, and only two relatively small insurance agencies were purchased during the same period of time. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. For 2016, acquisition activity will be focused primarily on growing fee-based businesses as management continues to strive for a diversified revenue stream that consists of 35% to 40% fee-based revenue to total revenue.
While the primary focus will be on revenue growth, management remains disciplined with operating expenses. In 2015, total non-interest expense included $10.7 million of one-time acquisition costs. For 2016, total non-interest expense will increase due to a full year’s impact of the NB&T acquisition. Normalizing for these items, management expects expense growth to be in the low single digits in 2016. However, Peoples continues to have limited control over some expenses, such as employee medical and pension costs. Peoples continues to be exposed to more pension settlement charges given the frozen status of its defined benefit plan. The recognition of settlement charges is largely dependent upon the timing of distributions, the amount of pension benefit earned by the retirees, and whether the individuals elect a lump-sum distribution. For 2016, management anticipates a comparable volume of settlement charges to that incurred in 2015. This expectation is based on normal retirement activity within the defined benefit plan, but assumes all potential distributions are lump sum payouts.

Normalizing 2015 for a full year impact of the NB&T acquisition, and excluding the acquisition costs incurred in 2015, management expects 4% to 6% growth in total revenue in 2016, and the low-single digit percentage expense growth. As a result, Peoples' efficiency ratio is expected to be below 65% for 2016.
A key to Peoples’ 2016 revenue growth goal is achieving meaningful loan growth. Management believes period-end loan balances could increase by 6% to 8% in 2016. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities and capitalizing on growth opportunities provided by the acquisitions completed. As a result, commercial and industrial loan balances should increase at a greater rate than commercial real estate loan balances. Consumer lending activity is continuing to strengthen and will remain a larger contributor to overall loan growth, primarily indirect lending.
In 2015, Peoples invested $50 million of excess cash in the investment portfolio, resulting in the investment portfolio comprising 27% of total assets as of December 31, 2015. In 2016, the investment portfolio to anticipated to comprise between 25% and 27% of total assets. Management can use the cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. Peoples will continue to seek opportunities to execute a shift in the mix on the asset side of the balance sheet to reduce the relative size of the investment portfolio allowing Peoples to fund the expected loan growth. Management may adjust the size or composition of the investment portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Thus, CD balances could maintain the declining trend experienced in recent years. Given the expected increase in earning assets, borrowed funds would increase in 2016 to the extent earning asset growth is more than deposit growth. Should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
Peoples remains committed to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions. Net charge-off trends are expected to normalize in 2016 as the prospects of large charge-offs and recoveries diminish. Management anticipates Peoples' provision for loan losses and the net charge-off rate for 2016 to normalize, with the net charge-off rate near the low end of its long-term historical range of 0.20% to 0.30% of average loans. For 2016, management intends to remain prudent with the level of Peoples' allowance for loan losses. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples' capital position remains strong. Given the excess capital position and the anticipated pause in bank acquisitions, Peoples will continue to look for ways to effectively manage its capital. Late in 2015, Peoples approved a share repurchase program of up to $20 million. Given the activity in the stock market in early 2016, specifically as it related to the price of Peoples' common shares, purchases were executed under the program in January and February, totaling $4.5 million. Peoples will continue to evaluate additional purchase opportunities throughout 2016.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
300	$1,477	1.5%	$5,600	7.3%	$(88,774)	(15.3)%	$(66,730)	(15.7)%
200	1,943	1.9%	4,848	6.3%	(57,205)	(9.9)%	(41,537)	(9.8)%
100	1,823	1.8%	3,235	4.2%	(27,036)	(4.7)%	(18,026)	(4.2)%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. For example, 100 basis points equals 1%. While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due to the fact a downward parallel shock of 100 basis points or more is not possible given that most short-term rates are currently less than 1%.
Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not usually move in a complete parallel manner during interest rate cycles. These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates. As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of Peoples' exposure to nonparallel rate shifts.
At December 31, 2015, Peoples' Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. During 2015, Peoples became slightly sensitive to rising interest rates (as measured by the expected percentage change in economic value of equity) due to several factors. The largest factors impacting Peoples' interest rate sensitivity were the NB&T acquisition in March and the deployment of excess cash in the balance sheet post-acquisition.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain sufficient levels of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on profitability.
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
In addition to external sources of funding, Peoples considers certain types of deposits to be less stable or "volatile funding". These deposits include special money market products, large CDs and public funds. Peoples has established volatility factors for these various deposit products, and the liquidity management policy establishes a limit on the total level of volatile funding. Additionally, Peoples measures the maturities of external sources of funding for periods of 1 month, 3 months, 6 months and 12 months and has established policy limits for the amounts maturing in each of these periods. The purpose of these limits is to minimize exposure to what is commonly termed rollover risk.
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash (including cash on deposit at the Federal Reserve Bank), and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets also expressed as a percentage of loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2015, Peoples had a ratio of 1.8 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2015, Peoples had a ratio of 7.4 times, which was within policy limits.
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
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing CDs and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB and the Federal Reserve Bank. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity, and action plans are developed around each.
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
The LCFP is reviewed and updated at least on an annual basis by the ALCO and the Asset Liability Management and Investment Committee of Peoples Bank's Board of Directors. Additionally, testing of the LCFP is required on an annual basis. Various stress scenarios and the related actions are simulated according to the LCFP. The results are reviewed and discussed, and changes or revisions are made to the LCFP accordingly. Additionally, every two years, the LCFP is subjected to a third-party review for effectiveness and regulatory compliance.
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
For certain acquisitions, often those involving insurance businesses and wealth management books of business, a portion of the consideration is contingent upon revenue metrics being achieved. US GAAP requires that the amounts be recorded upon acquisition based on the best estimate of the future amounts to be paid at the time of acquisition. Any subsequent adjustment to the estimate is recorded in earnings. Based on the acquisitions completed to date, management does not expect contingent consideration to have a material impact on Peoples' future performance.
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2015:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$482,849	$280,094	$131,483	$69,910	$1,362
Long-term debt (1)	113,670	2,945	84,720	5,327	20,678
Operating leases	2,568	916	1,098	282	272
Contingent consideration related to acquisitions (2)	653	568	85	—	—
Pension benefits	500	500	—	—	—
Total	$600,240	$285,023	$217,386	$75,519	$22,312

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 65 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 66 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2015, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2015, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective as of that date.
Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an attestation report on Peoples' internal control over financial reporting.

By: /s/	CHARLES W. SULERZYSKI	By: /s/	JOHN C. ROGERS
	Charles W. Sulerzyski		John C. Rogers
	President and Chief Executive Officer		Executive Vice President,
Chief Financial Officer and Treasurer

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting
The Audit Committee of the Board of Directors and Shareholders
Peoples Bancorp Inc.
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Peoples Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Peoples Bancorp Inc. and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 25, 2016

Report of Ernst and Young, LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 25, 2016

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$53,663	$42,230
Interest-bearing deposits in other banks	17,452	19,224
Total cash and cash equivalents	71,115	61,454
Available-for-sale investment securities, at fair value (amortized cost of $780,304 at December 31, 2015 and $632,967 at December 31, 2014)	784,701	636,880
Held-to-maturity investment securities, at amortized cost (fair value of $45,853 at December 31, 2015 and $48,442 at December 31, 2014)	45,728	48,468
Other investment securities, at cost	38,401	28,311
Total investment securities	868,830	713,659
Loans, net of deferred fees and costs	2,072,440	1,620,898
Allowance for loan losses	(16,779)	(17,881)
Net loans	2,055,661	1,603,017
Loans held for sale	1,953	4,374
Bank premises and equipment, net	53,487	40,335
Goodwill	132,631	98,562
Other intangible assets	16,986	10,596
Other assets	58,307	35,772
Total assets	$3,258,970	$2,567,769
Liabilities
Deposits:
Non-interest-bearing	$717,939	$493,162
Interest-bearing	1,818,005	1,439,912
Total deposits	2,535,944	1,933,074
Short-term borrowings	160,386	88,277
Long-term borrowings	113,670	179,083
Accrued expenses and other liabilities	29,181	27,217
Total liabilities	2,839,181	2,227,651
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2015 and December 31, 2014	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,931,200 shares issued at December 31, 2015 and 15,599,643 shares issued at December 31, 2014, including shares in treasury	343,948	265,742
Retained earnings	90,790	90,391
Accumulated other comprehensive loss, net of deferred income taxes	(359)	(1,301)
Treasury stock, at cost, 586,686 shares at December 31, 2015 and 590,246 shares at December 31, 2014	(14,590)	(14,714)
Total stockholders’ equity	419,789	340,118
Total liabilities and stockholders’ equity	$3,258,970	$2,567,769
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2015	2014	2013
Interest Income:
Interest and fees on loans	$87,155	$61,541	$48,522
Interest and dividends on taxable investment securities	18,051	16,840	16,853
Interest on tax-exempt investment securities	2,992	1,810	1,600
Other interest income	135	9	96
Total interest income	108,333	80,200	67,071
Interest Expense:
Interest on deposits	6,206	6,106	7,052
Interest on short-term borrowings	182	146	114
Interest on long-term borrowings	4,333	4,442	4,520
Total interest expense	10,721	10,694	11,686
Net interest income	97,612	69,506	55,385
Provision for (recovery of) loan losses	14,097	339	(4,410)
Net interest income after provision for (recovery of) loan losses	83,515	69,167	59,795
Other Income:
Insurance income	13,783	13,604	12,201
Deposit account service charges	10,845	9,173	8,764
Trust and investment income	9,577	7,685	7,122
Electronic banking income	8,958	6,642	6,191
Mortgage banking income	1,317	1,237	1,759
Net gain on investment securities	729	398	489
Net loss on asset disposals and other transactions	(1,788)	(431)	(155)
Other non-interest income	2,961	1,712	1,183
Total other income	46,382	40,020	37,554
Other Expenses:
Salaries and employee benefit costs	59,216	46,593	36,472
Net occupancy and equipment expense	11,207	7,839	6,840
Professional fees	7,295	5,649	4,207
Electronic banking expense	5,300	4,529	3,586
Amortization of other intangible assets	4,077	1,428	807
Data processing and software expense	3,671	2,424	2,012
Marketing expense	2,838	2,299	2,301
Communication expense	2,286	1,642	1,339
FDIC insurance expense	2,084	1,260	1,036
Franchise tax expense	1,968	1,392	1,643
Foreclosed real estate and other loan expenses	1,276	789	654
Other non-interest expense	13,863	9,165	7,368
Total other expenses	115,081	85,009	68,265
Income before income taxes	14,816	24,178	29,084
Income tax expense	3,875	7,494	11,510
Net income	$10,941	$16,684	$17,574
Earnings per common share - basic	$0.62	$1.36	$1.65
Earnings per common share - diluted	$0.61	$1.35	$1.63
Weighted-average number of common shares outstanding - basic	17,555,140	12,183,352	10,581,222
Weighted-average number of common shares outstanding - diluted	17,687,795	12,306,224	10,679,417
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2015	2014	2013
Net income	$10,941	$16,684	$17,574
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,232	19,326	(25,130)
Related tax (expense) benefit	(431)	(6,764)	8,795
Less: reclassification adjustment for net gain included in net income	729	398	489
Related tax expense	(255)	(139)	(171)
Net effect on other comprehensive income (loss)	327	12,303	(16,653)
Defined benefit plans:
Net gain (loss) arising during the period	373	(2,083)	3,788
Related tax (expense) benefit	(130)	729	(1,326)
Amortization of unrecognized loss and service cost on benefit plans	112	129	182
Related tax expense	(38)	(45)	(64)
Recognition of loss due to settlement and curtailment	459	1,400	270
Related tax expense	(161)	(490)	(95)
Net effect on other comprehensive income (loss)	615	(360)	2,755
Total other comprehensive income (loss), net of tax	942	11,943	(13,898)
Total comprehensive income	$11,883	$28,627	$3,676
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2012	$167,039	$69,158	$654	$(15,123)	$221,728
Net income		17,574			17,574
Other comprehensive loss, net of tax			(13,898)		(13,898)
Cash dividends declared		(5,834)			(5,834)
Tax benefit from exercise of stock options	79				79
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				168	168
Purchase of treasury stock				(228)	(228)
Common shares issued under dividend reinvestment plan	423				423
Common shares issued under compensation plan for Board of Directors	(34)			213	179
Stock-based compensation expense	1,362				1,362
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income		16,684			16,684
Other comprehensive income, net of tax			11,943		11,943
Cash dividends declared		(7,191)			(7,191)
Reissuance of treasury stock for common stock option exercises				72	72
Tax benefit from exercise of stock options	85				85
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				175	175
Reissuance of treasury stock for common stock awards	(10)			10	—
Purchase of treasury stock				(520)	(520)
Common shares issued under dividend reinvestment plan	409				409
Common shares issued under compensation plan for Board of Directors	(14)			221	207
Stock-based compensation expense	1,813			298	2,111
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	6,305				6,305
Ohio Heritage Bancorp, Inc.	32,017				32,017
North Akron Savings Bank	16,106				16,106
Common shares issued to institutional investors in private placement	40,162				40,162
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net income		10,941			10,941
Other comprehensive income, net of tax			942		942
Cash dividends declared		(10,542)			(10,542)
Tax benefit from exercise of stock options	51				51
Reissuance of treasury stock for deferred compensation plan for Boards of Directors				184	184
Purchase of treasury stock				(741)	(741)
Common shares issued under dividend reinvestment plan	397				397
Common shares issued under compensation plan for Board of Directors	(43)			177	134
Stock-based compensation expense	1,843			—	1,843
Common shares issued under employee stock purchase plan	(69)			504	435
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	76,027				76,027
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$10,941	$16,684	$17,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	18,503	13,174	16,110
Provision for (recovery of) loan losses	14,097	339	(4,410)
Bank owned life insurance income	(598)	(106)	(56)
Net gain on investment securities	(729)	(398)	(489)
Loss (gain) on debt extinguishment	520	(67)	—
Loans originated for sale	(53,570)	(51,458)	(68,323)
Proceeds from sales of loans	56,532	49,218	74,049
Net gains on sales of loans	(1,005)	(943)	(1,544)
Deferred income tax (benefit) expense	(1,582)	3,835	4,627
Decrease in accrued expenses	(4,412)	(631)	(13)
Decrease in interest receivable	704	139	313
Excess tax benefit from share-based payments	(51)	(85)	(79)
Increase (decrease) in other assets	4,623	(1,505)	8,058
Other, net	3,909	3,299	(5,353)
Net cash provided by operating activities	47,882	31,495	40,464
Investing activities:
Available-for-sale investment securities:
Purchases	(196,599)	(143,184)	(223,979)
Proceeds from sales	57,415	108,092	125,658
Proceeds from principal payments, calls and prepayments	126,401	79,830	99,372
Held-to-maturity investment securities:
Purchases	—	(1,017)	(5,216)
Proceeds from principal payments	2,261	1,325	885
Net increase in loans	(77,893)	(76,100)	(109,609)
Net expenditures for premises and equipment	(9,429)	(7,105)	(6,604)
Proceeds from sales of other real estate owned	971	219	1,036
Proceeds from bank owned life insurance	—	6,322	43,100
Business combinations, net of cash received	97,277	17,081	(4,536)
(Investment in) return of limited partnership and tax credit funds	(1,514)	374	(120)
Net cash used in investing activities	(1,110)	(14,163)	(80,013)
Financing activities:
Net increase in non-interest-bearing deposits	99,341	18,367	61,935
Net decrease in interest-bearing deposits	(125,360)	(26,713)	(84,344)
Net increase (decrease) in short-term borrowings	72,109	(29,373)	65,821
Proceeds from long-term borrowings	—	5,269	—
Payments on long-term borrowings	(72,446)	(10,288)	(7,025)
Cash dividends paid on common shares	(10,065)	(6,767)	(5,419)
Purchase of treasury stock	(741)	(520)	(228)
Proceeds from issuance of common shares	—	40,242	8
Excess tax benefit from share-based payments	51	85	79
Net cash (used in) provided by financing activities	(37,111)	(9,698)	30,827
Net increase (decrease) in cash and cash equivalents	9,661	7,634	(8,722)
Cash and cash equivalents at beginning of period	61,454	53,820	62,542
Cash and cash equivalents at end of period	$71,115	$61,454	$53,820
Supplemental cash flow information:
Interest paid	$11,541	$10,766	$11,839
Income taxes paid	$672	$6,726	$7,473

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank. Services are provided through 82 financial service locations and 81 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based and mobile banking.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks were $5.0 million and $3.5 million in funds at December 31, 2015 and 2014, respectively, which were being used as collateral and not available for withdrawal.
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
Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other accumulated comprehensive income or loss, net of applicable deferred income taxes.
Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, and (3) the structure of the security.
An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security, (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis, or (3) Peoples does not expect to recover the entire amortized cost basis of the security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated comprehensive income or loss, net of applicable deferred taxes.
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
Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in Note 8 and Note 9. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan costs were $3.3 million and $2.4 million at December 31, 2015 and 2014, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1 million on an annual basis for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples Bank is equal to or less than $1 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
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
Loans acquired in a business combination that are not impaired are recorded at fair value, and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the loan's remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, Peoples records a provision for loan losses only when the required allowance exceeds the remaining discount.
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
Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or a freestanding liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
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
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Peoples reviews, at least annually, all loan relationships with aggregate outstanding debt to Peoples of $1 million or more, and loan relationships with aggregate outstanding debt to Peoples of $5 million or more and adversely classified loans are generally reviewed on a quarterly basis.
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
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (1) the borrower is currently in payment default on any of the borrower's debt, (2) a payment default is probable in the foreseeable future without the modification, (3) the borrower has declared or is in the process of declaring bankruptcy, and (4) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $3,000 and $45,000 at December 31, 2015 and 2014, respectively.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $0.7 million at December 31, 2015 and $0.9 million at December 31, 2014.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on June 30. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2015, based upon the estimated fair value of Peoples' single reporting unit.
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
Revenue Recognition: Peoples recognizes revenues as it is earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to formulas in written contracts, such as loan agreements or securities contracts.
Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. Amortization of premiums is deducted from, and accretion of discounts is added to, the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield.
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
Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory federal tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. The components of accumulated other comprehensive income or loss included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% federal tax rate.
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' valuation allowance and uncertain income tax positions and unrecognized benefits are disclosed in Note 12.
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
Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	2,966	—	2,966	—
States and political subdivisions	114,726	—	114,726	—
Residential mortgage-backed securities	632,293	—	632,293	—
Commercial mortgage-backed securities	23,845	—	23,845	—
Bank-issued trust preferred securities	4,635	—	4,635	—
Equity securities	6,236	6,024	212	—
Total available-for-sale securities	$784,701	$6,024	$778,677	$—
2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$1	$—
U.S. government sponsored agencies	5,950	—	5,950	—
States and political subdivisions	64,743	—	64,743	—
Residential mortgage-backed securities	527,291	—	527,291	—
Commercial mortgage-backed securities	27,847	—	27,847	—
Bank-issued trust preferred securities	5,645	—	5,645	—
Equity securities	5,403	5,204	199	—
Total available-for-sale securities	$636,880	$5,204	$631,676	$—

Held-to-maturity securities reported at fair value comprised the following at December 31:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2015
Obligations of:
States and political subdivisions	$4,221	$—	$4,221	$—
Residential mortgage-backed securities	35,196	—	35,196	—
Commercial mortgage-backed securities	6,436	—	6,436	—
Total held-to-maturity securities	$45,853	$—	$45,853	$—
2014
Obligations of:
States and political subdivisions	$4,282	$—	$4,282	$—
Residential mortgage-backed securities	36,740	—	36,740	—
Commercial mortgage-backed securities	7,420	—	7,420	—
Total held-to-maturity securities	$48,442	$—	$48,442	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 3 inputs).  At December 31, 2015, impaired loans with an aggregate outstanding principal balance of $51.8 million were measured and reported at a fair value of $43.7 million.  For the year ended December 31, 2015, Peoples recognized losses of $1.6 million on impaired loans through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis at December 31:

	2015		2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,115	$71,115	$61,454	$61,454
Investment securities	868,830	868,955	713,659	713,633
Loans	2,057,614	2,018,482	1,607,391	1,581,813
Financial liabilities:
Deposits	$2,535,944	$2,540,131	$1,933,074	$1,938,021
Short-term borrowings	160,386	160,386	88,277	88,277
Long-term borrowings	113,670	117,299	179,083	183,878
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—
U.S. government sponsored agencies	2,908	58	—	2,966
States and political subdivisions	111,283	3,487	(44)	114,726
Residential mortgage-backed securities	635,504	4,905	(8,116)	632,293
Commercial mortgage-backed securities	23,770	119	(44)	23,845
Bank-issued trust preferred securities	5,146	—	(511)	4,635
Equity securities	1,693	4,627	(84)	6,236
Total available-for-sale securities	$780,304	$13,196	$(8,799)	$784,701
2014
Obligations of:
U.S. Treasury and government agencies	$1	$—	$—	$1
U.S. government sponsored agencies	5,836	114	—	5,950
States and political subdivisions	62,292	2,510	(59)	64,743
Residential mortgage-backed securities	529,245	5,910	(7,864)	527,291
Commercial mortgage-backed securities	28,021	112	(286)	27,847
Bank-issued trust preferred securities	6,132	3	(490)	5,645
Equity securities	1,440	4,044	(81)	5,403
Total available-for-sale securities	$632,967	$12,693	$(8,780)	$636,880
Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies at both December 31, 2015 and 2014. At December 31, 2015, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2015	2014	2013
Gross gains realized	$795	$1,136	$3,358
Gross losses realized	66	738	2,869
Net gain realized	$729	$398	$489
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2015
Obligations of:
States and political subdivisions	$7,662	$38	8	$213	$6	1	$7,875	$44
Residential mortgage-backed securities	303,549	3,902	76	102,090	4,214	33	405,639	8,116
Commercial mortgage-backed securities	6,682	44	3	—	—	—	6,682	44
Bank-issued trust preferred securities	2,129	19	1	2,506	492	3	4,635	511
Equity securities	438	15	2	106	69	1	544	84
Total	$320,460	$4,018	90	$104,915	$4,781	38	$425,375	$8,799
2014
Obligations of:
States and political subdivisions	$2,602	$12	4	$5,788	$47	8	$8,390	$59
Residential mortgage-backed securities	114,018	1,091	21	216,224	6,773	57	330,242	7,864
Commercial mortgage-backed securities	—	—	—	19,404	286	4	19,404	286
Bank-issued trust preferred securities	—	—	—	2,509	490	3	2,509	490
Equity securities	40	2	2	96	79	1	136	81
Total	$116,660	$1,105	27	$244,021	$7,675	73	$360,681	$8,780
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2015, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2015 and 2014 were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2015, approximately 97% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 3%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2015 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$991	$—	$1,917	$2,908
States and political subdivisions	240	10,649	32,475	67,919	111,283
Residential mortgage-backed securities	1	13,480	50,013	572,010	635,504
Commercial mortgage-backed securities	—	—	19,994	3,776	23,770
Bank-issued trust preferred securities	—	—	—	5,146	5,146
Equity securities					1,693
Total available-for-sale securities	$241	$25,120	$102,482	$650,768	$780,304
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$1,000	$—	$1,966	$2,966
States and political subdivisions	247	10,972	33,438	70,069	114,726
Residential mortgage-backed securities	1	13,269	50,350	568,673	632,293
Commercial mortgage-backed securities	—	—	20,033	3,812	23,845
Bank-issued trust preferred securities	—	—	—	4,635	4,635
Equity securities					6,236
Total available-for-sale securities	$248	$25,241	$103,821	$649,155	$784,701
Total weighted-average yield	5.35%	2.97%	2.98%	2.61%	2.68%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
Obligations of:
States and political subdivisions	$3,831	$394	$(4)	$4,221
Residential mortgage-backed securities	35,367	363	(534)	35,196
Commercial mortgage-backed securities	6,530	—	(94)	6,436
Total held-to-maturity securities	$45,728	$757	$(632)	$45,853
2014
Obligations of:
States and political subdivisions	$3,841	$448	$(7)	$4,282
Residential mortgage-backed securities	36,945	189	(394)	36,740
Commercial mortgage-backed securities	7,682	9	(271)	7,420
Total held-to-maturity securities	$48,468	$646	$(672)	$48,442
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2015, 2014 and 2013.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2015
Obligations of:
States and political subdivisions	$—	$—	—	$319	$4	1	$319	$4
Residential mortgage-backed securities	3,706	89	2	10,040	445	2	13,746	534
Commercial mortgage-backed securities	540	4	1	5,895	90	1	6,435	94
Total	$4,246	$93	3	$16,254	$539	4	$20,500	$632
2014
Obligations of:
States and political subdivisions	$—	$—	—	$323	$7	1	$323	$7
Residential mortgage-backed securities	—	—	—	18,242	394	5	18,242	394
Commercial mortgage-backed securities	—	—	—	6,356	271	1	6,356	271
Total	$—	$—	—	$24,921	$672	7	$24,921	$672
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2015.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$324	$976	$2,531	$3,831
Residential mortgage-backed securities	—	—	487	34,880	35,367
Commercial mortgage-backed securities	—	—	—	6,530	6,530
Total held-to-maturity securities	$—	$324	$1,463	$43,941	$45,728
Fair value
Obligations of:
States and political subdivisions	$—	$319	$1,109	$2,793	$4,221
Residential mortgage-backed securities	—	—	483	34,713	35,196
Commercial mortgage-backed securities	—	—	—	6,436	6,436
Total held-to-maturity securities	$—	$319	$1,592	$43,942	$45,853
Total weighted-average yield	—%	3.14%	1.72%	2.60%	2.57%
Other Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of the FHLB and the FRB.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $495.5 million and $352.8 million at December 31, 2015 and 2014, respectively, and held-to-maturity investment securities with a carrying value of $21.4 million and $22.9 million at December 31, 2015 and 2014, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $11.1 million and $13.5 million at December 31, 2015 and 2014, respectively, and held-to-maturity securities with carrying values of $23.3 million and $24.5 million at December 31, 2015 and 2014, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	2015	2014
Originated loans:
Commercial real estate, construction	$63,785	$37,901
Commercial real estate, other	471,184	434,660
Commercial real estate	534,969	472,561
Commercial and industrial	288,130	249,975
Residential real estate	288,783	254,169
Home equity lines of credit	74,176	62,463
Consumer	227,133	169,913
Deposit account overdrafts	1,448	2,933
Total originated loans	$1,414,639	$1,212,014
Acquired loans:
Commercial real estate, construction	$12,114	$1,051
Commercial real estate, other	265,092	121,475
Commercial real estate	277,206	122,526
Commercial and industrial	63,589	30,056
Residential real estate	276,772	225,274
Home equity lines of credit	32,253	18,232
Consumer	7,981	12,796
Deposit account overdrafts	—	—
Total acquired loans	$657,801	$408,884
Total loans	$2,072,440	$1,620,898
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected, commonly referred to as "purchased credit impaired" loans. The carrying amounts of these loans included in the loan balances above are summarized as follows at December 31:

(Dollars in thousands)	2015	2014
Commercial real estate	$16,893	$7,762
Commercial and industrial	3,040	1,041
Residential real estate	27,155	15,183
Consumer	193	306
Total outstanding balance	$47,281	$24,292
Net carrying amount	$35,064	$19,067
Changes in the accretable yield for acquired purchased credit impaired loans the year ended December 31, 2015 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2014	$3,172
Additions:
Reclassification from nonaccretable to accretable	2,093
NB&T Financial Group, Inc.	3,611
Accretion	(1,834)
Balance, December 31, 2015	$7,042
Cash flows expected to be collected on purchased credit impaired loans are estimated semi-annually by incorporating several key assumptions similar to those used in the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $554.8 million and $457.1 million at December 31, 2015 and 2014, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $195.5 million and $150.7 million at December 31, 2015 and 2014, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples Bancorp Inc., including their affiliates, families and entities in which they are principal owners. At December 31, 2015, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status and new directors elected during the year.

(Dollars in thousands)
Balance, December 31, 2014	$15,192
New loans and disbursements	10,361
Repayments	(6,915)
Other changes	(538)
Balance, December 31, 2015	$18,100
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows at December 31:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2015	2014	2015	2014
Originated loans:
Commercial real estate, construction	$921	$—	$—	$—
Commercial real estate, other	7,041	2,575	—	—
Commercial real estate	7,962	2,575	—	—
Commercial and industrial	480	1,286	680	—
Residential real estate	3,057	3,049	169	818
Home equity lines of credit	321	341	—	20
Consumer	92	19	1	2
Total originated loans	$11,912	$7,270	$850	$840
Acquired loans:
Commercial real estate, construction	$—	$96	$—	$—
Commercial real estate, other	469	9	2,425	567
Commercial real estate	469	105	2,425	567
Commercial and industrial	247	708	1,306	301
Residential real estate	798	304	1,353	1,083
Home equity lines of credit	98	19	35	—
Consumer	7	—	—	8
Total acquired loans	$1,619	$1,136	$5,119	$1,959
Total loans	$13,531	$8,406	$5,969	$2,799

The following table presents the aging of the recorded investment in past due loans and leases at December 31:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2015
Originated loans:
Commercial real estate, construction	$913	$—	$8	$921	$62,864	$63,785
Commercial real estate, other	7,260	1,258	379	8,897	462,287	471,184
Commercial real estate	8,173	1,258	387	9,818	525,151	534,969
Commercial and industrial	1,437	215	767	2,419	285,711	288,130
Residential real estate	3,124	1,105	1,263	5,492	283,291	288,783
Home equity lines of credit	161	7	104	272	73,904	74,176
Consumer	1,387	250	32	1,669	225,464	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$14,282	$2,835	$2,553	$19,670	$1,394,969	$1,414,639
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,074	$12,114
Commercial real estate, other	1,592	352	2,730	4,674	260,418	265,092
Commercial real estate	1,592	352	2,770	4,714	272,492	277,206
Commercial and industrial	177	232	1,553	1,962	61,627	63,589
Residential real estate	4,910	2,480	1,745	9,135	267,637	276,772
Home equity lines of credit	318	20	95	433	31,820	32,253
Consumer	90	31	—	121	7,860	7,981
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$7,087	$3,115	$6,163	$16,365	$641,436	$657,801
Total loans	$21,369	$5,950	$8,716	$36,035	$2,036,405	$2,072,440
2014
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$37,901	$37,901
Commercial real estate, other	565	285	1,220	2,070	432,590	434,660
Commercial real estate	565	285	1,220	2,070	470,491	472,561
Commercial and industrial	17	18	1,245	1,280	248,695	249,975
Residential real estate	4,502	1,062	1,902	7,466	246,703	254,169
Home equity lines of credit	344	425	129	898	61,565	62,463
Consumer	1,136	157	2	1,295	168,618	169,913
Deposit account overdrafts	65	—	—	65	2,868	2,933
Total originated loans	$6,629	$1,947	$4,498	$13,074	$1,198,940	$1,212,014
Acquired loans:
Commercial real estate, construction	$—	$—	$96	$96	$955	$1,051
Commercial real estate, other	1,067	143	567	1,777	119,698	121,475
Commercial real estate	1,067	143	663	1,873	120,653	122,526
Commercial and industrial	46	6	815	867	29,189	30,056
Residential real estate	4,026	1,331	1,179	6,536	218,738	225,274
Home equity lines of credit	9	19	—	28	18,204	18,232
Consumer	245	27	8	280	12,516	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$5,393	$1,526	$2,665	$9,584	$399,300	$408,884
Total loans	$12,022	$3,473	$7,163	$22,658	$1,598,240	$1,620,898

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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Watch	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2015
Originated loans:
Commercial real estate, construction	$62,225	$—	$913	$—	$647	$63,785
Commercial real estate, other	434,868	18,710	17,595	—	11	471,184
Commercial real estate	497,093	18,710	18,508	—	658	534,969
Commercial and industrial	259,183	23,601	5,344	—	2	288,130
Residential real estate	21,903	1,168	12,282	187	253,243	288,783
Home equity lines of credit	785	—	175	—	73,216	74,176
Consumer	208	—	3	—	226,922	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$779,172	$43,479	$36,312	$187	$555,489	$1,414,639
Acquired loans:
Commercial real estate, construction	$12,114	$—	$—	$—	$—	$12,114
Commercial real estate, other	233,630	13,866	17,521	75	—	265,092
Commercial real estate	245,744	13,866	17,521	75	—	277,206
Commercial and industrial	56,077	3,078	4,238	196	—	63,589
Residential real estate	18,027	1,409	1,786	—	255,550	276,772
Home equity lines of credit	316	—	—	—	31,937	32,253
Consumer	256	—	—	—	7,725	7,981
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$320,420	$18,353	$23,545	$271	$295,212	$657,801
Total loans	$1,099,592	$61,832	$59,857	$458	$850,701	$2,072,440
2014
Originated loans:
Commercial real estate, construction	$37,637	$—	$—	$—	$264	$37,901
Commercial real estate, other	405,224	12,316	17,120	—	—	434,660
Commercial real estate	442,861	12,316	17,120	—	264	472,561
Commercial and industrial	239,168	8,122	2,684	1	—	249,975
Residential real estate	21,296	1,195	11,601	56	220,021	254,169
Home equity lines of credit	767	—	965	—	60,731	62,463
Consumer	60	1	8	—	169,844	169,913
Deposit account overdrafts	—	—	—	—	2,933	2,933
Total originated loans	$704,152	$21,634	$32,378	$57	$453,793	$1,212,014
Acquired loans:
Commercial real estate, construction	$955	$—	$—	$—	$96	$1,051
Commercial real estate, other	106,115	7,100	8,260	—	—	121,475
Commercial real estate	107,070	7,100	8,260	—	96	122,526
Commercial and industrial	27,313	255	2,294	194	—	30,056
Residential real estate	13,458	833	1,540	—	209,443	225,274
Home equity lines of credit	98	—	—	—	18,134	18,232
Consumer	279	—	—	—	12,517	12,796
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$148,218	$8,188	$12,094	$194	$240,190	$408,884
Total loans	$852,370	$29,822	$44,472	$251	$693,983	$1,620,898

Impaired Loans
The following tables summarize loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2015
Commercial real estate, construction	$957	$—	$957	$957	$—	$227	$3
Commercial real estate, other	23,430	6,396	12,775	19,171	1,363	13,071	815
Commercial real estate	$24,387	$6,396	$13,732	$20,128	$1,363	$13,298	$818
Commercial and industrial	5,670	1,224	4,130	5,354	351	4,049	246
Residential real estate	31,304	370	28,834	29,204	106	26,785	1,354
Home equity lines of credit	425	—	419	419	—	325	18
Consumer	383	—	298	298	—	295	28
Total	$62,169	$7,990	$47,413	$55,403	$1,820	$44,752	$2,464
2014
Commercial real estate, construction	$9,914	$—	$9,909	9,909	$—	$4,378	$540
Commercial real estate, other	8,668	653	7,742	8,395	189	4,056	248
Commercial real estate	$18,582	$653	$17,651	$18,304	$189	$8,434	$788
Commercial and industrial	3,747	1,945	1,767	3,712	816	1,414	73
Residential real estate	6,889	53	6,372	6,425	9	3,582	272
Home equity lines of credit	500	—	498	498	—	298	18
Consumer	391	—	386	386	—	221	24
Total	$30,109	$2,651	$26,674	$29,325	$1,014	$13,949	$1,175
At December 31, 2015, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings.
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

The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2015 and 2014.

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
December 31,2015
Originated loans:
Commercial real estate, other	5	$900	$900	$881
Commercial and industrial	4	834	834	834
Residential real estate	4	207	207	115
Home equity lines of credit	11	402	402	389
Consumer	12	95	95	94
Total	36	$2,438	$2,438	$2,313
Acquired loans:
Residential real estate	4	$246	$246	$246
Home equity lines of credit	1	8	8	7
Total	5	$254	$254	$253
December 31,2014
Originated loans:
Residential real estate	22	$996	$997	$967
Home equity lines of credit	12	238	238	232
Consumer	10	108	108	102
Total	44	$1,342	$1,343	$1,301
Acquired loans:
Commercial real estate, construction	1	$96	$96	$96
Commercial and industrial	3	605	605	594
Residential real estate	4	235	235	234
Consumer	5	9	9	6
Total	13	$945	$945	$930
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Residential real estate	1	$151	$—	1	$33	$—
Home equity lines of credit	—	—	—	2	28	—
Total	1	$151	$—	3	$61	$—
Acquired loans:
Residential real estate	—	$—	$—	1	$56	$—
Total	—	$—	$—	1	$56	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(242)	(13,576)	(628)	(125)	(1,353)	(774)	(16,698)
Recoveries	104	98	315	119	755	171	1,562
Net (charge-offs) recoveries	(138)	(13,478)	(313)	(6)	(598)	(603)	(15,136)
(Recovery of) provision for loan losses	(2,611)	14,824	(57)	44	982	612	13,794
Balance, December 31, 2015	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,363	$351	$106	$—	$—	$—	$1,820
Loans collectively evaluated for impairment	5,713	5,031	1,151	732	1,971	121	14,719
Balance, December 31, 2015	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539

Balance, January 1, 2014	$13,215	$2,174	$881	$343	$316	$136	$17,065
Charge-offs	(203)	(199)	(478)	(128)	(1,191)	(516)	(2,715)
Recoveries	2,060	77	169	36	697	153	3,192
Net recoveries (charge-offs)	1,857	(122)	(309)	(92)	(494)	(363)	477
(Recovery of) provision for loan losses	(5,247)	1,984	1,055	443	1,765	339	339
Balance, December 31, 2014	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881

Period-end amount allocated to:
Loans individually evaluated for impairment	$189	$816	$9	$—	$—	$—	$1,014
Loans collectively evaluated for impairment	9,636	3,220	1,618	694	1,587	112	16,867
Balance, December 31, 2014	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
The reduction in the allowance for originated loan losses allocated to commercial real estate was driven by decreased historical loss rates. Historical loss rates are calculated using charge-offs and recoveries within each portfolio over the past five years. The increase in provision for originated commercial and industrial loans during 2015 was primarily related to a specific allowance for one relationship which was charged off in 2015. The reduction in the allowance for originated residential real estate was driven by net recoveries in recent years reducing the historical loss rates. The changes in the home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.
Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. Management reforecasts the estimated cash flows expected to be collected on acquired purchased credit impaired impaired loans semi-annually. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment.
The following table presents activity in the allowance for loan losses for acquired loans as of December 31:

(Dollars in thousands)	2015	2014	2013
Purchased credit impaired loans:
Balance, January 1	$—	$—	$—
Charge-offs	(63)	—	—
Recoveries	—	—	—
Net recoveries (charge-offs)	(63)	—	—
Provision for loan losses	303	—	—
Balance, December 31	$240	$—	$—
As of December 31, 2015, the expected cash flows for acquired credit impaired loans had decreased from those as of the respective acquisition dates, resulting in Peoples recording a provision for loan losses with respect to those acquired loans. During 2014 and 2013, the discount recorded on acquired loans was in excess of the calculated allowance for loan losses for the acquired portfolios.
Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2015	2014
Land	$11,976	$7,612
Building and premises	58,607	48,402
Furniture, fixtures and equipment	25,487	22,323
Total bank premises and equipment	96,070	78,337
Accumulated depreciation	(42,583)	(38,002)
Net book value	$53,487	$40,335
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $4.6 million, $3.0 million and $2.6 million, in 2015, 2014 and 2013, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense on the leased properties and equipment was $988,000, $951,000, and $950,000 in 2015, 2014 and 2013, respectively.
Peoples Insurance Agency, LLC ("Peoples Insurance") previously leased a property from certain of its managers; however, in 2014 this lease expired and was not renewed.  Payments related to this lease totaled $64,000 and $151,000 in 2014 and 2013, respectively.  The terms of the lease were substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2015:

(Dollars in thousands)	Payments
2016	$916
2017	612
2018	486
2019	224
2020	58
Thereafter	272
Total future operating lease payments	$2,568
Note 6.  Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2015	2014
Goodwill, beginning of year	$98,562	$70,520
Acquired goodwill	34,069	28,042
Goodwill, end of year	$132,631	$98,562

Peoples performed the required goodwill impairment tests and concluded there was no impairment in the recorded value of goodwill in 2015, based upon the estimated fair value of the single reporting unit. At December 31, 2015, Peoples completed the first step of the goodwill impairment test due to potential indicators impairment. Peoples utilized the Income Approach and Market Approach analysis in determining that the fair value of the reporting unit exceeded the carrying amount and that the goodwill of the reporting unit was not considered impaired.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2015
Gross intangibles	$7,013	$8,858	$15,871
Acquired intangibles	8,623	1,695	10,318
Accumulated amortization	(4,396)	(7,194)	(11,590)
Total acquired intangibles	$11,240	$3,359	$14,599
Servicing rights			2,387
Total other intangibles			$16,986
2014
Gross intangibles	$2,226	$8,646	$10,872
Acquired intangibles	4,787	212	4,999
Accumulated amortization	(1,156)	(6,357)	(7,513)
Total acquired intangibles	$5,857	$2,501	$8,358
Servicing rights			2,238
Total other intangibles			$10,596

The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2015:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2016	$3,114	$833	$3,947
2017	2,608	722	3,330
2018	2,098	606	2,704
2019	1,586	482	2,068
2020	1,071	352	1,423
Thereafter	763	364	1,127
Total	$11,240	$3,359	$14,599
For further information regarding Peoples' acquisitions, refer to Note 17.

The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Balance, beginning of year	$2,238	$2,295	$2,073
Amortization	(662)	(597)	(652)
Servicing rights originated	566	497	675
Servicing rights acquired	245	43	199
Balance, end of year	$2,387	$2,238	$2,295

No valuation allowances were required at December 31, 2015, 2014 and 2013 for Peoples’ servicing rights since the fair value equaled or exceeded the book value.
Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2015	2014
Retail certificates of deposit:
$250,000 or more	$62,541	$59,031
Less than $250,000	386,451	373,532
Retail certificates of deposit	448,992	432,563
Savings accounts	414,375	295,307
Money market deposit accounts	394,119	337,387
Governmental deposit accounts	276,639	161,305
Interest-bearing transaction accounts	250,023	173,659
Brokered certificates of deposits	33,857	39,691
Total interest-bearing deposits	1,818,005	1,439,912
Non-interest-bearing deposits	717,939	493,162
Total deposits	$2,535,944	$1,933,074

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2016	$261,907	$18,187	$280,094
2017	84,230	—	84,230
2018	46,106	1,147	47,253
2019	28,614	14,523	43,137
2020	26,773	—	26,773
Thereafter	1,362	—	1,362
Total deposits	$448,992	$33,857	$482,849

Deposits from related parties approximated $43.0 million and $34.0 million at December 31, 2015 and 2014, respectively.
Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2015
Ending balance	$84,386	$76,000	$—
Average balance	83,574	16,863	—
Highest month-end balance	92,711	76,000	—
Interest expense	140	42	—
Weighted-average interest rate:
End of year	0.17%	0.35%	—%
During the year	0.17%	0.25%	—%

2014
Ending balance	$73,277	$15,000	$—
Average balance	59,324	36,678	38
Highest month-end balance	76,459	108,000	—
Interest expense	99	47	—
Weighted-average interest rate:
End of year	0.17%	0.14%	—%
During the year	0.17%	0.13%	0.75%

2013
Ending balance	$42,590	$71,000	$—
Average balance	37,077	44,127	90
Highest month-end balance	46,850	92,500	—
Interest expense	58	55	1
Weighted-average interest rate:
End of year	0.16%	0.14%	—%
During the year	0.16%	0.12%	0.74%
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
Other short-term borrowings consist of federal funds purchased and advances from the Federal Reserve Discount Window.  Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples had available federal funds of $25 million from certain of its correspondent banks at December, 31,2015 with $20 million set to expire in early 2016.  Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds.  Discount Window advances are typically overnight and must be secured by collateral acceptable to the lending Federal Reserve Bank.
On December 19, 2012, Peoples obtained a $5 million revolving credit loan from an unaffiliated financial institution. On August 4, 2014, the revolving credit loan amount was increased to $10 million and on December 17, 2015, the revolving credit loan amount increased to $15 million, with a maturity date of December 15, 2016. This loan bears interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. This revolving credit loan is subject to the same covenants as detailed in Note 9 for the term loan. At December 31, 2015 and 2014, this revolving credit loan had no outstanding principal balance.
Note 9. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2015		2014
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable non-amortizing, fixed-rate advances	$50,000	3.32%	$83,995	3.30%
FHLB amortizing, fixed-rate advances	16,934	2.69%	40,719	2.13%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
Junior subordinated debt securities	6,736	1.83%	—	—%
Term note payable (parent company)	—	—%	14,369	3.50%
Long-term borrowings	$113,670	3.25%	$179,083	3.12%
The putable, non-amortizing, fixed-rate FHLB advances have original maturities ranging from ten to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advance after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. During 2015, Peoples repaid several FHLB advances including putable, non-amortizing, fixed-rate advances and amortizing, fixed-rate advances, totaling approximately $52.1 million that resulted in early termination fees of $520,000, and had a weighted-average cost of 1.49%.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.
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

On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par, subject to such approval. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
On December 18, 2012, Peoples entered into a Loan Agreement (the "Loan Agreement") to obtain a $24 million unsecured term loan from an unaffiliated financial institution with an original maturity of five years. On August 4, 2014, the Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the interest rate on the term loan was reduced from 3.80% to 3.50%, and certain loan covenants related to the operations of Peoples' business were modified under the Amended Loan Agreement. Peoples was required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. Concurrently, Peoples also entered into a Negative Pledge Agreement that precludes Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples is also subject to certain covenants under the Amended Loan Agreement, which include restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants which include:

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

This note was prepaid on July 24, 2015 without penalties. As of December 31, 2015, Peoples was in compliance with the applicable covenants imposed by the Amended Loan Agreement.

At December 31, 2015, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2016	$2,945	2.38%
2017	2,330	2.45%
2018	82,390	3.47%
2019	1,426	2.60%
2020	3,901	3.36%
Thereafter	20,678	2.59%
Long-term borrowings	$113,670	3.25%

Note 10. Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2012	11,252,244	607,688
Changes related to stock-based compensation awards:
Grant of restricted common shares	83,206	—
Release of restricted common shares	—	6,862
Cancellation of restricted common shares	(3,096)	—
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	3,652
Reissuance of treasury stock	—	(9,147)
Common shares issued under dividend reinvestment plan	19,682	—
Common shares issued under compensation plan for Board of Directors	—	(8,261)
Shares at December 31, 2013	11,352,036	600,794
Changes related to stock-based compensation awards:
Grant of restricted common shares	101,926	—
Release of restricted common shares	—	18,031
Cancellation of restricted common shares	(6,062)	—
Exercise of stock options for common shares	—	(2,792)
Reissuance of treasury stock for common stock awards	—	(12,030)
Grant of common shares	100	—
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	4,236
Reissuance of treasury stock	—	(9,390)
Common shares issued under dividend reinvestment plan	17,230	—
Common shares issued under compensation plan for Board of Directors	—	(8,603)
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	256,282	—
Ohio Heritage Bancorp, Inc.	1,364,735	—
North Akron Savings Bank	665,570	—
Common shares issued to institutional investors in private placement	1,847,826	—
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grant of restricted common shares	131,011	—
Release of restricted common shares	—	25,205
Cancellation of restricted common shares	(28,219)	—
Grant of common shares	2,810	(100)
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	7,654
Reissuance of treasury stock	—	(9,642)
Common shares issued under dividend reinvestment plan	18,257	—
Common shares issued under compensation plan for Board of Directors	—	(10,231)
Common shares issued under employee stock purchase plan	—	(16,446)
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	3,207,698	—
Shares at December 31, 2015	18,931,200	586,686

On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. No common shares were purchased in 2015. As of February 24, 2016, Peoples repurchased 253,870 common shares at a cost of $4.5 million under the program.
On March 6, 2015, Peoples completed its acquisition of NB&T, and issued 3,207,698 common shares reflecting $76.0 million of consideration, with the remainder paid in cash. Additional information regarding the NB&T acquisition can be found in Note 17.
On August 7, 2014, Peoples announced the completion of the sale of 1,847,826 common shares at $23.00 per share to institutional investors through a private placement (the "Private Equity Issuance"). Peoples received net proceeds of $40.2 million from the sale, and used the proceeds, in part, to fund the cash consideration for the NB&T acquisition.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2015, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$6,892	$(6,238)	$654
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(318)	—	(318)
Realized loss due to settlement and curtailment, net of tax	—	175	175
Other comprehensive (loss), income net of reclassifications and tax	(16,335)	2,580	(13,755)
Balance, December 31, 2013	$(9,761)	$(3,483)	$(13,244)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(259)	—	(259)
Realized loss due to settlement and curtailment, net of tax	—	910	910
Other comprehensive income (loss), net of reclassifications and tax	12,562	(1,270)	11,292
Balance, December 31, 2014	$2,542	$(3,843)	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(474)	—	(474)
Realized loss due to settlement and curtailment, net of tax	—	298	298
Other comprehensive income, net of reclassifications and tax	801	317	1,118
Balance, December 31, 2015	$2,869	$(3,228)	$(359)
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
The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2015, and a statement of the funded status as of December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2015	2014	2015	2014
Change in benefit obligation:
Obligation at January 1	$13,695	$14,723	$152	$143
Interest cost	447	509	4	6
Plan participants’ contributions	—	—	65	46
Actuarial (gain) loss	(948)	2,060	(10)	26
Benefit payments	(148)	(163)	(85)	(69)
Settlements	(1,081)	(3,434)	—	—
Obligation at December 31	$11,965	$13,695	$126	$152
Accumulated benefit obligation at December 31	$11,965	$13,695	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$8,259	$11,287	$—	$—
Actual return on plan assets	(91)	569	—	—
Employer contributions	185	—	20	23
Plan participants’ contributions	—	—	65	46
Benefit payments	(148)	(163)	(85)	(69)
Settlements	(1,081)	(3,434)	—	—
Fair value of plan assets at December 31	$7,124	$8,259	$—	$—
Funded status at December 31	$(4,841)	$(5,436)	$(126)	$(152)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	(4,841)	(5,436)	(126)	(152)
Net amount recognized	$(4,841)	$(5,436)	$(126)	$(152)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$(2)	$(2)
Unrecognized net loss	3,275	3,886	(47)	(43)
Total	$3,275	$3,886	$(49)	$(45)
Weighted-average assumptions at year-end:
Discount rate	3.90%	3.50%	3.90%	3.50%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $99,000 of net loss.

Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans at December 31:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Interest cost	$447	$509	$543	$4	$6	$5
Expected return on plan assets	(493)	(589)	(659)	—	—	—
Amortization of net loss (gain)	117	137	189	(5)	(8)	(7)
Settlement of benefit obligation	459	1,400	270	—	—	—
Net periodic benefit cost	$530	$1,457	$343	$(1)	$(2)	$(2)

Weighted-average assumptions:
Discount rate	3.80%	3.70%	3.75%	3.50%	4.30%	3.30%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2015, grading down to an ultimate rate of 4% in 2064. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
During each quarter of 2015, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples remeasured its pension obligation and plan assets as of the beginning of each fiscal quarter of 2015 as part of the calculation of the settlement loss recognized.
Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the pension plan's total assets is based on the expected return of each category of the pension plan's assets. Peoples' investment strategy for the pension plan's assets continues to allocate 60% to 75% to equity securities. The returns generated by equity securities over the last 10 years have been significantly lower than their long-term historical annual returns due in part to unfavorable economic conditions.
Plan Assets
Peoples' investment strategy, as established by Peoples' Retirement Plan Committee, is to invest assets of the pension plan based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 20-43% in debt securities and 0-15% of other investments. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2015
Equity securities:
Mutual funds - equity	$4,908	$4,908	$—
Debt securities:
Mutual funds - taxable income	1,863	1,863	—
Total fair value of pension assets	$6,771	$6,771	$—
2014
Equity securities:
Mutual funds - equity	$5,756	$5,756	$—
Debt securities:
Mutual funds - taxable income	2,128	2,128	—
Total fair value of pension assets	$7,884	$7,884	$—
Pension plan assets also included cash and cash equivalents of $352,000 and accrued income of $1,000 at December 31, 2015. Cash and cash equivalents were $373,000 and accrued income was $2,000 at December 31, 2014. For further information regarding levels of input used to measure fair value, refer to Note 2.
Equity securities of Peoples' pension plan did not include any securities of Peoples or related parties in 2015 or 2014.
Cash Flows
Peoples expects to make between $475,000 to $500,000 of contributions to its pension plan in 2016; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Postretirement Benefits
2016	$1,090	$21
2017	801	13
2018	853	12
2019	842	12
2020	959	12
2021 to 2025	3,720	48
Total	$8,265	$118
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $1,454,000, $1,048,000 and $924,000 in 2015, 2014 and 2013, respectively.

Note 12.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$5,051	34.1%	$8,462	35.0%	$10,179	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(1,109)	(7.5)%	(726)	(3.0)%	(645)	(2.2)%
Investments in tax credit funds	(123)	(0.8)%	(481)	(2.0)%	(314)	(1.1)%
Bank owned life insurance	(204)	(1.4)%	(37)	—%	2,183	7.5%
Other, net	260	1.8%	276	1.0%	107	0.4%
Income tax expense	$3,875	26.2%	$7,494	31.0%	$11,510	39.6%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Current income tax expense	$5,457	$3,659	$6,883
Deferred income tax (benefit) expense	(1,582)	3,835	4,627
Income tax expense	$3,875	$7,494	$11,510
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$12,144	$10,493
Bank premises and equipment	1,060	—
Available-for-sale securities	—	—
Investments	1,842	1,956
Accrued employee benefits	2,748	2,662
Other	3,803	1,146
Gross deferred tax assets	$21,597	$16,257
Valuation allowance	605	—
Total deferred tax assets	$20,992	$16,257
Deferred tax liabilities:
Purchase accounting adjustments	11,342	6,316
Available-for-sale securities	1,544	1,368
Bank premises and equipment	—	2,470
Deferred loan income	2,260	1,924
Other	664	684
Total deferred tax liabilities	$15,810	$12,762
Net deferred tax asset	$5,182	$3,495
The tax loss carryforward, related to the NB&T acquisition at December 31, 2015 will be recognized in accordance with 26 U.S. Code §382 limitation of net operating loss carry forward guidance. As of December 31, 2015, the Company had a net operating loss carryforward of approximately $5.8 million for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2035.
A $0.6 million valuation allowance related to a partnership investment was recorded for deferred tax assets at December 31, 2015, as it is more likely than not that the $1.7 million of gross deferred tax assets may not be realized in future periods. The related federal income tax expense on securities transactions approximated $255,000 in 2015, $139,000 in 2014 and $171,000 in 2013.
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

(Dollars in thousands)	2015	2014
Uncertain tax positions, beginning of year	$240	$30
Gross increase based on tax positions related to current year	182	178
Gross increase for tax position taken during prior years	—	33
Gross decrease for tax positions taken during prior years	(2)	—
Gross decrease due to the statute of limitations	(3)	(1)
Uncertain tax positions, end of year	$417	$240
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2014. The years open to examination by state taxing authorities vary by jurisdiction.
Note 13.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2015	2014	2013
Distributed earnings allocated to common shareholders	$10,426	$7,095	$5,749
Undistributed earnings allocated to common shareholders	404	9,472	11,685
Net earnings allocated to common shareholders	$10,830	$16,567	$17,434

Weighted-average common shares outstanding	17,555,140	12,183,352	10,581,222
Effect of potentially dilutive common shares	132,655	122,872	98,195
Total weighted-average diluted common shares outstanding	17,687,795	12,306,224	10,679,417

Earnings per common share:
Basic	$0.62	$1.36	$1.65
Diluted	$0.61	$1.35	$1.63

Anti-dilutive common shares excluded from calculation:
Stock options and stock appreciation rights	46,109	55,184	91,902

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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2015	2014
Home equity lines of credit	$84,148	$62,704
Unadvanced construction loans	77,479	46,781
Other loan commitments	233,689	173,746
Loan commitments	395,316	283,231
Standby letters of credit	$22,970	$30,837
Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $72.2 million and fair value of $3.1 million at December 31, 2015, and a notional value of $44.0 million and fair value of $2.1 million at December 31, 2014. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 15.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of deposit liabilities. Average required reserve balances were approximately $16.3 million and $12.2 million in 2015 and 2014, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2015, Peoples Bank had approximately $2.6 million of net profits available for distribution to Peoples as dividends without regulatory approval.

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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2015, required Peoples and Peoples Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2015.
As of December 31, 2015, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2015		2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (1)
Actual	288,416	13.4%	N/A	N/A
For capital adequacy	97,083	4.5%	N/A	N/A
To be well capitalized	140,232	6.5%	N/A	N/A
Tier 1 (2)
Actual	$295,151	13.7%	$241,707	14.3%
For capital adequacy	129,445	6.0%	67,519	4.0%
To be well capitalized	172,593	8.0%	101,278	6.0%
Total Capital (3)
Actual	$313,974	14.6%	$261,371	15.5%
For capital adequacy	172,593	8.0%	135,037	8.0%
To be well capitalized	215,741	10.0%	168,797	10.0%
Tier 1 Leverage (4)
Actual	$295,151	9.5%	$241,707	9.9%
For capital adequacy	123,973	4.0%	97,470	4.0%
To be well capitalized	154,967	5.0%	121,837	5.0%
Net Risk-Weighted Assets	$2,157,410		$1,687,968

PEOPLES BANK
Common Equity Tier 1 (1)
Actual	257,045	11.9%	N/A	N/A
For capital adequacy	96,916	4.5%	N/A	N/A
To be well capitalized	139,989	6.5%	N/A	N/A
Tier 1 (2)
Actual	$277,045	12.9%	$205,710	12.9%
For capital adequacy	129,221	6.0%	67,464	4.0%
To be well capitalized	172,295	8.0%	101,196	6.0%
Total Capital (3)
Actual	$293,823	13.6%	$223,591	13.3%
For capital adequacy	172,295	8.0%	134,928	8.0%
To be well capitalized	215,368	10.0%	168,660	10.0%
Tier 1 Leverage (4)
Actual	$277,045	9.0%	$205,710	8.5%
For capital adequacy	123,742	4.0%	97,333	4.0%
To be well capitalized	154,677	5.0%	121,666	5.0%
Net Risk-Weighted Assets	$2,153,682		$1,686,603
(1) Ratio represents Common Equity Tier 1 capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents total capital to net risk-weighted assets
(4) Ratio represents Tier 1 capital to average assets

Note 16.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  In 2007 and 2008, Peoples granted stock appreciation rights (“SARs”) to be settled in common shares. Since February 2007, Peoples has granted restricted common shares to employees and non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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
The following summarizes the changes to Peoples' outstanding stock options for the year ended December 31, 2015:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	38,577	$28.09
Expired	18,267	27.27
Outstanding at December 31	20,310	$28.83	0.3 years	$—
Exercisable at December 31	20,310	$28.83	0.3 years	$—
The following table summarizes Peoples’ stock options outstanding at December 31, 2015:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$28.25			10,310	0.1 years	28.25
$28.57	to	$30.00	10,000	0.4 years	29.43
Total			20,310	0.3 years	$28.83
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008.

The following summarizes the changes to Peoples' outstanding SARs for the year ended December 31, 2015:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	21,292	$25.96
Forfeited	3,544	26.47
Outstanding at December 31	17,748	$25.86	1.5 years	$—
Exercisable at December 31	17,748	$25.86	1.5 years	$—
The following table summarizes Peoples’ SARs outstanding at December 31, 2015:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	1.6 years
$23.77	8,782	1.9 years
$29.25	6,966	1.0 year
Total	17,748	1.5 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In 2015, Peoples granted an aggregate of 108,411 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. Peoples also granted an aggregate of 5,600 restricted common shares to non-employee directors with a six-month time-based vesting period. In addition, Peoples granted restricted common shares during 2015 to attract and/or retain key employees with vesting periods ranging from one to three years.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2015:

	Time Vesting		Performance Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	47,591	$19.48	125,079	$21.73
Awarded	22,600	21.13	108,411	23.62
Released	36,907	18.21	49,058	21.74
Forfeited	2,550	24.94	25,669	22.70
Outstanding at December 31	30,734	$21.76	158,763	$22.86

The total intrinsic value of restricted common shares released was $2.0 million, $1.6 million and $654,000 in 2015, 2014 and 2013, respectively.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized at December 31:

(Dollars in thousands)	2015	2014	2013
Total stock-based compensation	$1,843	$2,111	$1,362
Recognized tax benefit	(645)	(739)	(477)
Net expense recognized	$1,198	$1,372	$885
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2015, 2014 and 2013. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $2.0 million at December 31, 2015, which will be recognized over a weighted-average period of 1.9 years. In 2014, the Board of Directors granted 12,030 unrestricted common shares to certain employees that did not already participate in the 2006 Equity Plan, which resulted in an additional $298,000 of stock-based compensation expense being recognized.
Note 17. Acquisitions

During 2015, Peoples completed two acquisitions, which were accounted for as business combinations under the acquisition method of accounting under US GAAP. The assets purchased, liabilities assumed, and related identifiable intangible assets were recorded at their acquisition date fair values, and are detailed below. The balances and operations related to these acquisitions are included in Peoples' consolidated financial statements from the respective dates of acquisition.
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
On July 21, 2015, Peoples Insurance acquired an insurance agency and related customer accounts in the Lebanon, Ohio area for total cash consideration of $0.9 million, and recorded $0.5 million of customer relationship intangibles and $0.4 million of goodwill.
On January 6, 2016, Peoples Bank acquired a small financial advisory book of business in Marietta, Ohio for cash consideration of $0.5 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

The following table provides the purchase price calculation as of the date of acquisition for the NB&T acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	NB&T
Purchase Price
Common shares outstanding at merger announcement	3,442,329
Cash purchase price per share	$7.75
Cash consideration	26,678
Number of common shares of Peoples issued for each common share of acquired company	0.93
Price per Peoples common share, based on closing date	$23.70
Common share consideration	76,027
Cash in lieu of fractional common shares of Peoples	4
Total purchase price	$102,709

Net Assets at Fair Value
Assets
Cash and cash equivalents	$124,825
Investment securities	156,392
Loans, including loans held for sale, net of deferred fees and costs	384,588
Bank premises and equipment, net	10,702
Other intangible assets	10,130
Other assets	24,458
Total assets	711,095
Liabilities
Deposits	629,512
Borrowings	6,570
Accrued expenses and other liabilities	5,941
Total liabilities	642,023
Net assets	$69,072
Goodwill	$33,637
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2015, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded in the period in which the adjustment is determined and, as a result, previously recorded results have changed. After considering the additional information obtained during the three months ended December 31, 2015, the estimated fair value of other assets increased $0.6 million, the revised fair value estimate resulted in a net decrease to goodwill of $0.6 million from the amount reported as of September 30, 2015, to $33.6 million, which was recognized in the December 31, 2015 Consolidated Balance Sheet. Refer to Note 6 for details of the changes in goodwill and intangible assets arising from the acquisitions.

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	NB&T
Nonimpaired Loans
Contractual cash flows	$497,451
Nonaccretable difference	45,828
Expected cash flows	451,623
Accretable yield	90,346
Fair value	$361,277

Purchase Credit Impaired Loans
Contractual cash flows	$40,258
Nonaccretable difference	13,336
Expected cash flows	26,922
Accretable yield	3,611
Fair value	$23,311
Peoples recorded non-interest expenses related to acquisitions of $10.7 million and net losses on asset disposals of $0.6 million in the Consolidated Statement of Income during 2015. The $10.7 million was included in the following line items on the Consolidated Statement of Income for the year ended December 31, 2015: salaries and employee benefit costs contained $4.4 million, professional fees contained $1.7 million, data processing and software expense contained $0.3 million and other non-interest expenses contained $4.3 million.
The following table illustrates the unaudited pro forma information for the results of operations for periods ended December 31, as if the NB&T acquisition had occurred on January 1 of each year. This information includes the impact of certain purchase accounting adjustments, including the amortization/accretion related to loans, other intangible assets, deposits and borrowings. This information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations had the acquisition been completed at the beginning of the earliest periods presented, and is not necessarily indicative of future results of operations.

	For the Twelve Months Ended
	December 31
(Dollars in thousands)	2015	2014
Total revenue (net interest income and non-interest income)	$149,965	$141,221
Net income available to common shareholders	12,259	23,512
Peoples' total revenue for the year ended December 31, 2015 included $26.2 million provided by NB&T and $7.8 million of net income.

Note 18.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2015	2014
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	4,437	41,666
Due from subsidiary bank	3,875	1,015
Available-for-sale investment securities, at fair value (amortized cost of $1,255 at December 31, 2015 and December 31, 2014)	5,813	5,214
Investments in subsidiaries:
Bank	385,258	281,360
Non-bank	29,155	30,693
Other assets	1,070	878
Total assets	$429,658	$360,876
Liabilities:
Accrued expenses and other liabilities	$3,030	$6,365
Dividends payable	103	24
Long-term borrowings	—	14,369
Mandatorily redeemable capital securities of subsidiary trust	6,736	—
Total liabilities	9,869	20,758
Common stockholders' equity	419,789	340,118
Total stockholders' equity	419,789	340,118
Total liabilities and stockholders' equity	$429,658	$360,876

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income:
Dividends from subsidiary bank	$17,500	$21,000	$15,000
Dividends from non-bank subsidiary	2,000	500	—
Interest and other income	206	205	132
Total income	19,706	21,705	15,132
Expenses:
Trust preferred securities expense	304	—	—
Intercompany management fees	3,171	1,546	1,257
Other expense	5,653	4,578	3,411
Total expenses	9,128	6,124	4,668
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	10,578	15,581	10,464
Applicable income tax benefit	(3,139)	(2,102)	(1,510)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(2,776)	(999)	5,600
Net income	$10,941	$16,684	$17,574

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Operating activities
Net income	$10,941	$16,684	$17,574
Adjustment to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	165	—	—
Excess dividends from (equity in) undistributed earnings of subsidiaries	2,776	999	(5,600)
Other, net	(1,903)	1,825	1,803
Net cash provided by operating activities	11,979	19,508	13,777
Investing activities
Investment in subsidiaries	(104,584)	(65,822)	—
Change in receivable from subsidiary	(2,860)	(187)	(619)
Business combinations, net of cash received	83,391	54,386	—
Net cash used in investing activities	(24,053)	(11,623)	(619)
Financing activities
Payments on long-term borrowings	(14,400)	(4,800)	(4,800)
Purchase of treasury stock	(741)	(520)	(228)
Proceeds from issuance of common stock	—	40,242	8
Cash dividends paid	(10,065)	(6,767)	(5,419)
Excess tax benefit for share-based payments	51	85	79
Net cash (used in) provided by financing activities	(25,155)	28,240	(10,360)
Net (decrease) increase in cash and cash equivalents	(37,229)	36,125	2,798
Cash and cash equivalents at the beginning of year	41,716	5,591	2,793
Cash and cash equivalents at the end of year	$4,487	$41,716	$5,591
Supplemental cash flow information:
Interest paid	$594	$672	$915

Note 19.   Summarized Quarterly Information (Unaudited)

	2015(a)
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$24,159	$27,566	$28,178	$28,430
Total interest expense	2,740	2,773	2,642	2,566
Net interest income	21,419	24,793	25,536	25,864
Provision for loan losses	350	672	5,837	7,238
Net loss on asset disposals and other transactions	(1,103)	(136)	(51)	(498)
Net gain on investment securities	600	11	62	56
Other income	11,508	11,926	11,906	12,101
Amortization of other intangible assets	673	1,144	1,127	1,133
Acquisition-related expenses	9,043	732	109	838
Other expenses	23,198	26,902	24,876	25,306
Income tax (benefit) expense	(151)	2,231	1,370	425
Net (loss) income	$(689)	$4,913	$4,134	$2,583
Earnings (loss) per common share - Basic	$(0.04)	$0.27	$0.23	$0.14
Earnings (loss) per common share - Diluted	$(0.04)	$0.27	$0.22	$0.14
Weighted-average common shares outstanding - Basic	15,802,334	18,116,090	18,127,131	18,142,997
Weighted-average common shares outstanding - Diluted	15,930,235	18,253,918	18,271,979	18,278,272

	2014 (b)
(Dollars in thousands, except per share data)	First Quarter	Second Quarter (c)	Third Quarter (c)	Fourth Quarter
Total interest income	$18,152	$18,614	$20,566	$22,868
Total interest expense	2,672	2,571	2,707	2,744
Net interest income	15,480	16,043	17,859	20,124
Provision for (recovery of) loan losses	8	583	(380)	128
Net gain (loss) on asset disposals and other transactions	11	(187)	(109)	(146)
Net (loss) gain on investment securities	(30)	66	124	238
Other income	10,295	9,719	9,861	10,178
Amortization of other intangible assets	263	282	367	516
Acquisition-related expenses	150	1,271	1,462	1,869
Other expenses	18,404	18,451	20,378	21,596
Income tax expense	2,148	1,577	1,729	2,040
Net income	$4,783	$3,477	$4,179	$4,245
Earnings per common share - Basic	$0.45	$0.32	$0.33	$0.29
Earnings per common share - Diluted	$0.44	$0.32	$0.32	$0.28
Weighted-average common shares outstanding - Basic	10,636,089	10,755,509	12,632,341	14,660,314
Weighted-average common shares outstanding - Diluted	10,740,884	10,880,090	12,765,880	14,809,289

(a)	Reflects the impact of the acquisition of NB&T beginning March 6, 2015.

(b)	Reflects the impact of the acquisitions of Midwest beginning May 30, 2014, Ohio Heritage beginning August 22, 2014, and North Akron beginning October 24, 2014.

(c)	Amounts adjusted for immaterial changes based on fair market value adjustments for acquired loan portfolios.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 28, 2016 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2015 Annual Meeting of Shareholders held on April 23, 2015.
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

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2015”, “GRANTS OF PLAN-BASED AWARDS FOR 2015”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015”, “OPTION EXERCISES AND STOCK VESTED FOR 2015”, “PENSION BENEFITS FOR 2015”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2015”, “OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2015, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

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

(v)	the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	348,364	(1)	$27.45	(2)	568,479	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	348,364		$27.45		568,479

(1)
Includes an aggregate of 52,381 common shares issuable upon exercise of options granted under the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 235,147 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Plan, and 60,836 common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Plan or bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 284,925 common shares remaining available for future grants under the 2006 Plan at December 31, 2015, as well as 283,554 common shares remaining available for issuance and delivery under the ESPP. No common shares were available for future grants under the 1998 Plan and the 2002 Plan at December 31, 2015. No amount is included for potential future allocations to participants' bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in Note 16 of the Notes to the Consolidated Financial Statements.
Since 1991, Peoples has maintained the Deferred Compensation Plan, which provides a non-employee director of Peoples or of any of Peoples' subsidiaries the ability to defer all or part of the compensation (including compensation in the form of common shares), and related federal income tax, received for services provided as a director of Peoples or one of its subsidiaries. Since 1998, directors participating in the Deferred Compensation Plan have been permitted to allocate their deferrals within their respective bookkeeping accounts, with respect to cash compensation, between a cash account and a stock account. Deferrals with respect to compensation in the form of common shares are automatically allocated to the stock account. The cash account earns interest equal to Peoples Bank's three-year certificate of deposit interest rate. The stock account receives allocations to a bookkeeping account of Peoples' common shares on the first business day of each calendar quarter based upon the cash portion of amounts deferred during the previous calendar quarter and the fair market value of Peoples' common shares and is credited with subsequent cash dividends on the common shares previously allocated to the account (which will be similarly credited to the bookkeeping account as Peoples' common shares). The only right a participant in the Deferred Compensation Plan for Directors has with respect to his or her cash account and/or stock account is to receive distributions upon termination of service as a director. Distribution of the deferred amounts is made in a lump sum or substantially equal annual installments over a period of up to five years. The stock account is distributed only in common shares of Peoples and the cash account is distributed only in cash.
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
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 126.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 126.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 25, 2016	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/25/2016
Charles W. Sulerzyski

/s/ JOHN C. ROGERS		Executive Vice President, Chief Financial Officer	2/25/2016
John C. Rogers		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/25/2016
Tara M. Abraham

/s/ CARL L. BAKER, JR.*		Director	2/25/2016
Carl L. Baker, Jr.

/s/ S. CRAIG BEAM*		Director	2/25/2016
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	2/25/2016
George W. Broughton

/s/ DAVID F. DIERKER*		Director	2/25/2016
David F. Dierker

/s/ RICHARD FERGUSON*		Chairman of the Board and Director	2/25/2016
Richard Ferguson

/s/ JAMES S. HUGGINS*		Director	2/25/2016
James S. Huggins

/s/ BROOKE W. JAMES*		Director	2/25/2016
Brooke W. James

/s/ BRENDA F. JONES, M.D.*		Director	2/25/2016
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Director	2/25/2016
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/25/2016
Susan D. Rector

/s/ THOMAS J. WOLF*		Director	2/25/2016
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 25th day of February, 2016.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2	Loan Agreement, dated as of December 18, 2012, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 4.1 to Peoples' Current Report on Form 8-K, dated and filed December 21, 2012 (File No. 0-16772) ("Peoples' December 21, 2012 Form 8-K")

4.2(a)	First Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Incorporated herein by reference to Exhibit 4.3 to Peoples' September 30, 2014 Form 10-Q

4.2(b)	Second Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective as of December 17, 2015	Filed herewith

4.2(c)	Third Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective as of January 12, 2016	Filed herewith

4.2(d)	Fourth Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective as of February 23, 2016	Filed herewith

4.3	Revolving Credit Note in the principal sum of $5,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.2 to Peoples' December 21, 2012 Form 8-K

4.3(a)	First Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of December 17, 2013	Incorporated herein by reference to Exhibit 4.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 0-16772) ("Peoples' September 30, 2014 Form 10-Q")

4.3(b)	Second Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective as of August 4, 2014	Incorporated herein by reference to Exhibit 4.2 to Peoples' September 30, 2014 Form 10-Q

4.3(c)	Third Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, effective December 18, 2014	Incorporated herein by reference to Exhibit 4.8 to Peoples' Annual Report Form 10-K for the fiscal year ended December 31, 2014 (File No. 0-16772) ("Peoples 2014 Form 10-K")

Exhibit Number	Description	Exhibit Location

4.3(d)	Fourth Amendment to Revolving Credit Note executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective December 17, 2015	Filed herewith

4.4	Term Note in the principal sum of $24,000,000 issued by Peoples Bancorp Inc. on December 18, 2012 to U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.3 to Peoples' December 21, 2012 Form 8-K

4.5	Negative Pledge Agreement, dated December 18, 2012 between Peoples Bancorp Inc. and U.S. Bank National Association	Incorporated herein by reference to Exhibit 4.4 to Peoples' December 21, 2012 Form 8-K

4.6(a)
Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037
Incorporated herein by reference to Exhibit 4.1(a) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.6(b)
First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

4.7(a)
Amended and Restated Declaration of Trust of NB&T Statutory Trust III, dated and effective as of June 25, 2007 NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Sponsor"
Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

4.7(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.8
Guarantee Agreement dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Guarantor"
Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

4.9	Notice of Removal of Administrator and Appointment of Replacement, dated February 24,2016, delivered to Wilmington Trust Company by the continuing Administrators named therein and Peoples Bancorp Inc.	Filed herewith

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Filed herewith

10.1(b)
Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*
Incorporated herein by reference to Exhibit 10.1(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

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
Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K

10.15	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K

10.16	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.16 to Peoples' 2014 Form 10-K
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.17	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.18	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.19	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by shareholders on April 25, 2013; sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan")*	Incorporated herein by reference to Exhibit 10.1 Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772) ("Peoples' June 30, 2013 Form 10-Q")

10.20	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772)

10.21	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”)

10.22	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.23	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.2 to Peoples' June 30, 2013 Form 10Q

10.24	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) to be used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2013 Form 10-Q

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
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.28	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) to be used for grants on and after July 25, 2013*	Incorporated herein by reference to Exhibit 10.5 to Peoples' June 30, 2013 Form 10-Q

10.29	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)*	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.30	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.31	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.32	Change in Control Agreement between Peoples Bancorp Inc. and Timothy H. Kirtley (adopted August 29, 2011).*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 0-16772)

10.33	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011).*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.34
Separation Agreement and General Release executed on November 21, 2015 by Edward G. Sloane and Peoples Bank, National Association ( now known as Peoples Bank following conversion to Ohio state-chartered bank)*
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on November 24, 2015 (File No. 0-16772)

10.35	Change in Control Agreement between Peoples Bancorp Inc. and John C. Rogers (adopted November 30, 2015)*	Filed herewith

10.36	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.37
Form of Securities Purchase Agreement, made as of August 4, 2014, between Peoples Bancorp Inc. and each institutional investor purchasing common shares of Peoples Bancorp Inc. in the private placement that closed on August 7, 2014
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on August 4, 2014 (File No. 0-16772)

10.38
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence awards of performance units granted to executive officers of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 0-16772)

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

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements.