Form 10-Q
period 2016-03-31
PEOPLES BANCORP INC
filed 2016-04-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,157,962 common shares, without par value, at April 27, 2016.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
(Dollars in thousands)
Assets
Cash and due from banks	$54,319	$53,663
Interest-bearing deposits in other banks	8,977	17,452
Total cash and cash equivalents	63,296	71,115
Available-for-sale investment securities, at fair value (amortized cost of $785,544 at March 31, 2016 and $780,304 at December 31, 2015)	802,194	784,701
Held-to-maturity investment securities, at amortized cost (fair value of $46,202 at March 31, 2016 and $45,853 at December 31, 2015)	44,866	45,728
Other investment securities, at cost	38,402	38,401
Total investment securities	885,462	868,830
Loans, net of deferred fees and costs	2,105,115	2,072,440
Allowance for loan losses	(17,261)	(16,779)
Net loans	2,087,854	2,055,661
Loans held for sale	950	1,953
Bank premises and equipment, net	52,156	53,487
Goodwill	132,631	132,631
Other intangible assets	16,366	16,986
Other assets	56,214	58,307
Total assets	$3,294,929	$3,258,970
Liabilities
Non-interest-bearing deposits	$716,202	$717,939
Interest-bearing deposits	1,870,881	1,818,005
Total deposits	2,587,083	2,535,944
Short-term borrowings	135,068	160,386
Long-term borrowings	113,188	113,670
Accrued expenses and other liabilities	31,104	29,181
Total liabilities	2,866,443	2,839,181
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2016 and December 31, 2015	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,934,185 shares issued at March 31, 2016 and 18,931,200 shares issued at December 31, 2015, including shares in treasury	343,504	343,948
Retained earnings	96,037	90,790
Accumulated other comprehensive income (loss), net of deferred income taxes	7,592	(359)
Treasury stock, at cost, 831,018 shares at March 31, 2016 and 586,686 shares at December 31, 2015	(18,647)	(14,590)
Total stockholders’ equity	428,486	419,789
Total liabilities and stockholders’ equity	$3,294,929	$3,258,970

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income:
Interest and fees on loans	$22,966	$19,160
Interest and dividends on taxable investment securities	4,681	4,363
Interest on tax-exempt investment securities	780	596
Other interest income	16	40
Total interest income	28,443	24,159
Interest expense:
Interest on deposits	1,601	1,559
Interest on short-term borrowings	87	35
Interest on long-term borrowings	988	1,146
Total interest expense	2,676	2,740
Net interest income	25,767	21,419
Provision for loan losses	955	350
Net interest income after provision for loan losses	24,812	21,069
Other income:
Insurance income	4,498	4,312
Deposit account service charges	2,603	2,295
Electronic banking income	2,535	1,980
Trust and investment income	2,382	2,047
Mortgage banking income	160	303
Net gain on investment securities	96	600
Net loss on asset disposals and other transactions	(31)	(1,103)
Other non-interest income	876	571
Total other income	13,119	11,005
Other expenses:
Salaries and employee benefit costs	14,247	17,361
Net occupancy and equipment expense	2,884	2,295
Professional fees	1,459	2,447
Electronic banking expense	1,433	1,124
Amortization of other intangible assets	1,008	673
Data processing and software expense	749	735
Communication expense	628	502
FDIC insurance expense	617	424
Franchise tax expense	538	548
Marketing expense	398	645
Foreclosed real estate and other loan expenses	251	321
Other non-interest expense	2,070	5,839
Total other expenses	26,282	32,914
Income (loss) before income taxes	11,649	(840)
Income tax expense (benefit)	3,654	(151)
Net income (loss)	$7,995	$(689)
Earnings (loss) per common share - basic	$0.44	$(0.04)
Earnings (loss) per common share - diluted	$0.44	$(0.04)
Weighted-average number of common shares outstanding - basic	18,071,746	15,802,334
Weighted-average number of common shares outstanding - diluted	18,194,990	15,930,235
Cash dividends declared	$2,748	$2,272
Cash dividends declared per common share	$0.15	$0.15

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net income (loss)	$7,995	$(689)
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	12,329	8,886
Related tax expense	(4,316)	(3,111)
Less: reclassification adjustment for net gain included in net income	96	600
Related tax expense	(34)	(210)
Net effect on other comprehensive income	7,951	5,385
Defined benefit plans:
Net loss arising during the period	—	(26)
Related tax benefit	—	9
Amortization of unrecognized loss and service cost on benefit plans	—	32
Related tax expense	—	(12)
Recognition of loss due to settlement and curtailment	—	269
Related tax expense	—	(94)
Net effect on other comprehensive income	—	178
Total other comprehensive income, net of tax expense	7,951	5,563
Total comprehensive income	$15,946	$4,874

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789
Net income	—	7,995	—	—	7,995
Other comprehensive income, net of tax	—	—	7,951	—	7,951
Cash dividends declared	—	(2,748)	—	—	(2,748)
Reissuance of treasury stock for common share awards	(849)	—	—	849	—
Tax expense from exercise of stock options	(3)	—	—	—	(3)
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	165	165
Repurchase of common shares in connection with employee incentive and director compensation plans	—	—	—	(292)	(292)
Common shares repurchased under the share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	102	—	—	—	102
Common shares issued under compensation plan for Board of Directors	(18)	—	—	76	58
Common shares issued under employee stock purchase plan	(14)	—	—	110	96
Stock-based compensation expense	338	—	—	—	338
Balance, March 31, 2016	$343,504	$96,037	$7,592	$(18,647)	$428,486

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net cash provided by (used in) operating activities	$16,826	$(5,884)
Investing activities:
Available-for-sale investment securities:
Purchases	(35,810)	(33,787)
Proceeds from sales	981	42,803
Proceeds from principal payments, calls and prepayments	26,627	21,646
Held-to-maturity investment securities:
Proceeds from principal payments	750	316
Net (increase) decrease in loans	(31,933)	15,384
Net expenditures for premises and equipment	(2,660)	(2,152)
Proceeds from sales of other real estate owned	141	55
Business acquisitions, net of cash received	(244)	103,597
Investment in limited partnership and tax credit funds	12	—
Net cash (used in) provided by investing activities	(42,136)	147,862
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(1,737)	76,533
Net increase (decrease) in interest-bearing deposits	52,905	(57,900)
Net (decrease) increase in short-term borrowings	(25,318)	2,824
Payments on long-term borrowings	(460)	(55,867)
Cash dividends paid	(2,645)	(2,149)
Purchase of treasury stock under the share repurchase program	(4,965)	—
Repurchase of common shares in connection with employee incentive and director compensation plans to be held as treasury stock	(292)	(534)
Proceeds from issuance of common shares	6	—
Excess tax (expense) benefit from share-based payments	(3)	63
Net cash provided by (used in) financing activities	17,491	(37,030)
Net (decrease) increase in cash and cash equivalents	(7,819)	104,948
Cash and cash equivalents at beginning of period	71,115	61,454
Cash and cash equivalents at end of period	$63,296	$166,402

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2015 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2016 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2015, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2015 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples’ insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs, for the most part, during the first quarter of each year. For the three months ended March 31, 2016 and 2015, the amount of performance-based insurance commissions recognized totaled $1.6 million and $1.5 million, respectively.
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
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Peoples will adopt this new guidance as required, and it is not expected to have a material impact on Peoples' results of operations.
In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606) which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year (reflected below). This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples has elected to implement the new accounting guidance using a cumulative-effect approach and will adopt this new guidance as required. Management's preliminary analysis suggests that the adoption of the new accounting guidance is not expected to have a material effect on Peoples' financial condition or results of operations. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Therefore, the results of Peoples' preliminary analysis of the materiality of the adoption of the new accounting guidance may change based on the conclusions reached as to the application of the new accounting guidance.
In March 2016, the FASB issued ASU 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendment is intended to resolve the diversity in practice by assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the debt instrument hosts, which is one of the criteria for bifurcating an embedded derivative. When a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the call (put) option is related to interest rates or credit risks. For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Peoples is currently evaluating the impact of adopting the new guidance on Peoples' consolidated financial statements, but it is not expected to have a material impact.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The amendment was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU will require both finance and operating leases to be recognized on the balance sheet. The ASU will affect all companies and organizations that lease real estate. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (effective January 1, 2019, for Peoples). Peoples will adopt this new guidance as required, but it is not expected to have a material impact on Peoples' consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment is intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The new ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any), from observable price changes in orderly transactions for similar investments of the same issuer. The ASU is effective for fiscal years beginning after December 15, 2019 (effective January 1, 2020, for Peoples). Peoples is currently evaluating the impact of adopting the new guidance on Peoples' consolidated financial statements which may result in an impact to the income statement on a quarterly and annual basis, as market rates fluctuate. Peoples will adopt this guidance as required.
On January 1, 2016, the multi-year phase-in of capital buffer requirements under the Basel III Final Rule began. Banking organizations are required to maintain a minimum Common Equity Tier 1 ("CET1") risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of 6.00%, and a Total risk-based capital ratio of 8.00% to be considered "adequately capitalized." In addition, the Basel III Final Rule introduces a new “capital conservation buffer”, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio above the minimum, but below any of the three required ratios including the capital conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.50% on January 1, 2019.
The regulatory capital standards are defined by the following key measurements:
(a) The “Leverage Ratio” is defined as Tier 1 capital to average assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a leverage ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized,” it must maintain a leverage ratio greater than or equal to 5.00%.
(b) The “CET1 Ratio” is defined as Common Equity Tier 1 capital to total risk-weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50%. For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.
(c) The “Core Capital Ratio” is defined as Tier 1 capital to total risk-weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 6.00%. For a bank to be considered “well capitalized,” it must maintain a core capital ratio greater than or equal to 8.00%.
(d) The “Total Capital Ratio” is defined as total capital to total risk-weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00%. For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

Peoples will be required to maintain risk-based capital ratios beginning January 1, 2019 as follows:

	Effective January 1, 2019			As of March 31, 2016
	Stated Minimum Ratios	Fully Implemented Capital Conservation Buffer	Effective Minimum Ratios	Peoples	Peoples Bank
CET1	4.50%	2.50%	7.00%	13.10%	11.62%
Tier 1 capital	6.00%	2.50%	8.50%	13.41%	12.53%
Total capital	8.00%	2.50%	10.50%	14.29%	13.32%

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
March 31, 2016
Obligations of:
U.S. government sponsored agencies	$2,004	$—	$2,004	$—
States and political subdivisions	114,328	—	114,328	—
Residential mortgage-backed securities	650,674	—	650,674	—
Commercial mortgage-backed securities	24,258	—	24,258	—
Bank-issued trust preferred securities	4,330	—	4,330	—
Equity securities	6,600	6,386	214	—
Total available-for-sale securities	$802,194	$6,386	$795,808	$—
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,966	$—	$2,966	$—
States and political subdivisions	114,726	—	114,726	—
Residential mortgage-backed securities	632,293	—	632,293	—
Commercial mortgage-backed securities	23,845	—	23,845	—
Bank-issued trust preferred securities	4,635	—	4,635	—
Equity securities	6,236	6,024	212	—
Total available-for-sale securities	$784,701	$6,024	$778,677	$—

Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Obligations of:
States and political subdivisions	$4,250	$—	$4,250	$—
Residential mortgage-backed securities	35,921	—	35,921	—
Commercial mortgage-backed securities	6,031	—	6,031	—
Total held-to-maturity securities	$46,202	$—	$46,202	$—
December 31, 2015
Obligations of:
States and political subdivisions	$4,221	$—	$4,221	$—
Residential mortgage-backed securities	35,196	—	35,196	—
Commercial mortgage-backed securities	6,436	—	6,436	—
Total held-to-maturity securities	$45,853	$—	$45,853	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2016, impaired loans with an aggregate outstanding principal balance of $52.3 million were measured and reported at a fair value of $44.9 million.  For the three months ended March 31, 2016, Peoples recognized $0.6 million of losses on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$63,296	$63,296	$71,115	$71,115
Investment securities	885,462	886,798	868,830	868,955
Loans (1)	2,088,804	2,057,998	2,057,614	2,018,482
Financial liabilities:
Deposits	$2,587,083	$2,591,488	$2,535,944	$2,540,131
Short-term borrowings	135,068	135,068	160,386	160,386
Long-term borrowings	113,188	118,190	113,670	117,299
(1) Includes loans held for sale

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,944	$60	$—	$2,004
States and political subdivisions	110,139	4,192	(3)	114,328
Residential mortgage-backed securities	642,835	10,293	(2,454)	650,674
Commercial mortgage-backed securities	23,668	590	—	24,258
Bank-issued trust preferred securities	5,152	—	(822)	4,330
Equity securities	1,806	4,866	(72)	6,600
Total available-for-sale securities	$785,544	$20,001	$(3,351)	$802,194
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,908	$58	$—	$2,966
States and political subdivisions	111,283	3,487	(44)	114,726
Residential mortgage-backed securities	635,504	4,905	(8,116)	632,293
Commercial mortgage-backed securities	23,770	119	(44)	23,845
Bank-issued trust preferred securities	5,146	—	(511)	4,635
Equity securities	1,693	4,627	(84)	6,236
Total available-for-sale securities	$780,304	$13,196	$(8,799)	$784,701
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both March 31, 2016 and December 31, 2015.  At March 31, 2016, there were no securities of a single issuer that exceeded 10% of stockholders' equity.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Gross gains realized	$96	$600
Gross losses realized	—	—
Net gain realized	$96	$600
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2016
Obligations of:
States and political subdivisions	$—	$—	—	$215	$3	1	$215	$3
Residential mortgage-backed securities	69,140	415	17	116,130	2,039	36	185,270	2,454
Bank-issued trust preferred securities	1,991	163	1	2,339	659	3	4,330	822
Equity securities	20	2	1	106	70	1	126	72
Total	$71,151	$580	19	$118,790	$2,771	41	$189,941	$3,351
December 31, 2015
Obligations of:
States and political subdivisions	$7,662	$38	8	$213	$6	1	$7,875	$44
Residential mortgage-backed securities	303,549	3,902	76	102,090	4,214	33	405,639	8,116
Commercial mortgage-backed securities	6,682	44	3	—	—	—	6,682	44
Bank-issued trust preferred securities	2,129	19	1	2,506	492	3	4,635	511
Equity securities	438	15	2	106	69	1	544	84
Total	$320,460	$4,018	90	$104,915	$4,781	38	$425,375	$8,799
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2016, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2016 and December 31, 2015, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2016, approximately 97% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 3%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 100% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2016 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$993	$—	$—	$951	$1,944
States and political subdivisions	239	12,322	30,930	66,648	110,139
Residential mortgage-backed securities	1	13,866	51,865	577,103	642,835
Commercial mortgage-backed securities	—	3,278	16,656	3,734	23,668
Bank-issued trust preferred securities	—	—	—	5,152	5,152
Equity securities					1,806
Total available-for-sale securities	$1,233	$29,466	$99,451	$653,588	$785,544
Fair value
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,004	$2,004
States and political subdivisions	245	12,728	31,981	69,374	114,328
Residential mortgage-backed securities	1	13,837	52,809	584,027	650,674
Commercial mortgage-backed securities	—	3,400	17,075	3,783	24,258
Bank-issued trust preferred securities	—	—	—	4,330	4,330
Equity securities					6,600
Total available-for-sale securities	$1,246	$29,965	$101,865	$662,518	$802,194
Total weighted-average yield	1.96%	3.12%	3.34%	2.74%	2.83%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Obligations of:
States and political subdivisions	$3,828	$422	$—	$4,250
Residential mortgage-backed securities	35,005	990	(74)	35,921
Commercial mortgage-backed securities	6,033	1	(3)	6,031
Total held-to-maturity securities	$44,866	$1,413	$(77)	$46,202
December 31, 2015
Obligations of:
States and political subdivisions	$3,831	$394	$(4)	$4,221
Residential mortgage-backed securities	35,367	363	(534)	35,196
Commercial mortgage-backed securities	6,530	—	(94)	6,436
Total held-to-maturity securities	$45,728	$757	$(632)	$45,853
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2016 and 2015.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2016
Residential mortgage-backed securities	$—	$—	—	$10,313	$74	2	$10,313	$74
Commercial mortgage-backed securities	127	3	1	—	—	—	127	3
Total	$127	$3	1	$10,313	$74	2	$10,440	$77
December 31, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$319	$4	1	$319	$4
Residential mortgage-backed securities	3,706	89	2	10,040	445	2	13,746	534
Commercial mortgage-backed securities	540	4	1	5,895	90	1	6,435	94
Total	$4,246	$93	3	$16,254	$539	4	$20,500	$632
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$323	$976	$2,529	$3,828
Residential mortgage-backed securities	—	—	482	34,523	35,005
Commercial mortgage-backed securities	—	—	—	6,033	6,033
Total held-to-maturity securities	$—	$323	$1,458	$43,085	$44,866
Fair value
Obligations of:
States and political subdivisions	$—	$332	$1,116	$2,802	$4,250
Residential mortgage-backed securities	—	—	492	35,429	35,921
Commercial mortgage-backed securities	—	—	—	6,031	6,031
Total held-to-maturity securities	$—	$332	$1,608	$44,262	$46,202
Total weighted-average yield	—%	3.03%	2.85%	3.32%	3.30%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $561.7 million and $495.5 million at March 31, 2016 and December 31, 2015, respectively, and held-to-maturity investment securities with carrying values of $20.8 million and $21.4 million at March 31, 2016 and December 31, 2015, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $10.8 million and $11.1 million at March 31, 2016 and December 31, 2015, respectively, and held-to-maturity securities with carrying values of $23.1 million and $23.3 million at March 31, 2016 and December 31, 2015, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$69,499	$63,785
Commercial real estate, other	471,998	471,184
Commercial real estate	541,497	534,969
Commercial and industrial	308,649	288,130
Residential real estate	302,512	288,783
Home equity lines of credit	76,959	74,176
Consumer	245,596	227,133
Deposit account overdrafts	2,083	1,448
Total originated loans	$1,477,296	$1,414,639
Acquired loans:
Commercial real estate, construction	$11,882	$12,114
Commercial real estate, other	256,201	265,092
Commercial real estate	268,083	277,206
Commercial and industrial	59,161	63,589
Residential real estate	263,237	276,772
Home equity lines of credit	30,742	32,253
Consumer	6,596	7,981
Deposit account overdrafts	—	—
Total acquired loans	$627,819	$657,801
Loans, net of deferred fees and costs	$2,105,115	$2,072,440
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate, other	$16,636	$16,893
Commercial and industrial	2,866	3,040
Residential real estate	26,210	27,155
Consumer	168	193
Total outstanding balance	$45,880	$47,281
Net carrying amount	$33,637	$35,064
Changes in the accretable yield for purchased credit impaired loans for the three months ended March 31, 2016 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2015	$7,042
Reclassification from nonaccretable to accretable	1,916
Accretion	(491)
Balance, March 31, 2016	$8,467

The reclassification from nonaccretable to accretable related to the re-estimation of cash flows on the acquired purchased credit impaired loan portfolios completed during the first quarter of 2016, coupled with the loans performing better than expected. The majority of the reclassification related to prepayment speeds decreasing in the residential portfolio, resulting in higher total expected cash flows.
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
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $553.8 million and $554.8 million at March 31, 2016 and December 31, 2015, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $183.5 million and $195.5 million at March 31, 2016 and December 31, 2015, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$891	$921	$—	$—
Commercial real estate, other	6,754	7,041	277	—
Commercial real estate	7,645	7,962	277	—
Commercial and industrial	461	480	1,401	680
Residential real estate	3,082	3,057	104	169
Home equity lines of credit	223	321	—	—
Consumer	120	92	16	1
Total originated loans	$11,531	$11,912	$1,798	$850
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—
Commercial real estate, other	573	469	2,486	2,425
Commercial real estate	573	469	2,486	2,425
Commercial and industrial	413	247	673	1,306
Residential real estate	906	798	1,603	1,353
Home equity lines of credit	150	98	184	35
Consumer	6	7	2	—
Total acquired loans	$2,048	$1,619	$4,948	$5,119
Total loans	$13,579	$13,531	$6,746	$5,969

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2016
Originated loans:
Commercial real estate, construction	$891	$—	$—	$891	$68,608	$69,499
Commercial real estate, other	789	7,065	631	8,485	463,513	471,998
Commercial real estate	1,680	7,065	631	9,376	532,121	541,497
Commercial and industrial	852	275	1,490	2,617	306,032	308,649
Residential real estate	2,975	1,063	1,094	5,132	297,380	302,512
Home equity lines of credit	84	147	58	289	76,670	76,959
Consumer	943	204	46	1,193	244,403	245,596
Deposit account overdrafts	—	—	—	—	2,083	2,083
Total originated loans	$6,534	$8,754	$3,319	$18,607	$1,458,689	$1,477,296
Acquired loans:
Commercial real estate, construction	$95	$—	$40	$135	$11,747	$11,882
Commercial real estate, other	618	206	2,961	3,785	252,416	256,201
Commercial real estate	713	206	3,001	3,920	264,163	268,083
Commercial and industrial	70	115	954	1,139	58,022	59,161
Residential real estate	6,278	699	2,080	9,057	254,180	263,237
Home equity lines of credit	81	—	296	377	30,365	30,742
Consumer	31	9	2	42	6,554	6,596
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$7,173	$1,029	$6,333	$14,535	$613,284	$627,819
Total loans	$13,707	$9,783	$9,652	$33,142	$2,071,973	$2,105,115
December 31, 2015
Originated loans:
Commercial real estate, construction	$913	$—	$8	$921	$62,864	$63,785
Commercial real estate, other	7,260	1,258	379	8,897	462,287	471,184
Commercial real estate	8,173	1,258	387	9,818	525,151	534,969
Commercial and industrial	1,437	215	767	2,419	285,711	288,130
Residential real estate	3,124	1,105	1,263	5,492	283,291	288,783
Home equity lines of credit	161	7	104	272	73,904	74,176
Consumer	1,387	250	32	1,669	225,464	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$14,282	$2,835	$2,553	$19,670	$1,394,969	$1,414,639
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,074	$12,114
Commercial real estate, other	1,592	352	2,730	4,674	260,418	265,092
Commercial real estate	1,592	352	2,770	4,714	272,492	277,206
Commercial and industrial	177	232	1,553	1,962	61,627	63,589
Residential real estate	4,910	2,480	1,745	9,135	267,637	276,772
Home equity lines of credit	318	20	95	433	31,820	32,253
Consumer	90	31	—	121	7,860	7,981
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$7,087	$3,115	$6,163	$16,365	$641,436	$657,801
Total loans	$21,369	$5,950	$8,716	$36,035	$2,036,405	$2,072,440

Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2015 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
“Doubtful” (grade 7): Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.
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

The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2016
Originated loans:
Commercial real estate, construction	$67,813	$—	$891	$—	$795	$69,499
Commercial real estate, other	442,631	13,209	16,158	—	—	471,998
Commercial real estate	510,444	13,209	17,049	—	795	541,497
Commercial and industrial	269,170	32,857	6,618	—	4	308,649
Residential real estate	21,766	1,176	12,184	200	267,186	302,512
Home equity lines of credit	780	—	170	—	76,009	76,959
Consumer	215	—	2	—	245,379	245,596
Deposit account overdrafts	—	—	—	—	2,083	2,083
Total originated loans	$802,375	$47,242	$36,023	$200	$591,456	$1,477,296
Acquired loans:
Commercial real estate, construction	$11,882	$—	$—	$—	$—	$11,882
Commercial real estate, other	224,941	13,924	17,262	74	—	256,201
Commercial real estate	236,823	13,924	17,262	74	—	268,083
Commercial and industrial	56,978	123	1,732	328	—	59,161
Residential real estate	18,596	670	1,790	—	242,181	263,237
Home equity lines of credit	322	—	—	—	30,420	30,742
Consumer	236	—	—	—	6,360	6,596
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$312,955	$14,717	$20,784	$402	$278,961	$627,819
Total loans	$1,115,330	$61,959	$56,807	$602	$870,417	$2,105,115
December 31, 2015
Originated loans:
Commercial real estate, construction	$62,225	$—	$913	$—	$647	$63,785
Commercial real estate, other	434,868	18,710	17,595	—	11	471,184
Commercial real estate	497,093	18,710	18,508	—	658	534,969
Commercial and industrial	259,183	23,601	5,344	—	2	288,130
Residential real estate	21,903	1,168	12,282	187	253,243	288,783
Home equity lines of credit	785	—	175	—	73,216	74,176
Consumer	208	—	3	—	226,922	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$779,172	$43,479	$36,312	$187	$555,489	$1,414,639
Acquired loans:
Commercial real estate, construction	$12,114	$—	$—	$—	$—	$12,114
Commercial real estate, other	233,630	13,866	17,521	75	—	265,092
Commercial real estate	245,744	13,866	17,521	75	—	277,206
Commercial and industrial	56,077	3,078	4,238	196	—	63,589
Residential real estate	18,027	1,409	1,786	—	255,550	276,772
Home equity lines of credit	316	—	—	—	31,937	32,253
Consumer	256	—	—	—	7,725	7,981
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$320,420	$18,353	$23,545	$271	$295,212	$657,801
Total loans	$1,099,592	$61,832	$59,857	$458	$850,701	$2,072,440

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2016
Commercial real estate, construction	$945	$—	$935	$935	$—	$946	$1
Commercial real estate, other	24,586	6,508	14,482	20,990	1,294	21,035	235
Commercial real estate	$25,531	$6,508	$15,417	$21,925	$1,294	$21,981	$236
Commercial and industrial	5,106	2,036	1,424	3,460	453	3,376	51
Residential real estate	32,777	367	30,148	30,515	103	29,604	385
Home equity lines of credit	1,024	—	1,017	1,017	—	718	12
Consumer	464	—	376	376	—	322	8
Total	$64,902	$8,911	$48,382	$57,293	$1,850	$56,001	$692
December 31, 2015
Commercial real estate, construction	$957	$—	$957	$957	$—	$227	$3
Commercial real estate, other	23,430	6,396	12,775	19,171	1,363	13,071	815
Commercial real estate	$24,387	$6,396	$13,732	$20,128	$1,363	$13,298	$818
Commercial and industrial	5,670	1,224	4,130	5,354	351	4,049	246
Residential real estate	31,304	370	28,834	29,204	106	26,785	1,354
Home equity lines of credit	425	—	419	419	—	325	18
Consumer	383	—	298	298	—	295	28
Total	$62,169	$7,990	$47,413	$55,403	$1,820	$44,752	$2,464
At March 31, 2016, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (i) a reduction in the interest rate for the remaining life of the loan, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new loans with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.

The following table summarizes the loans that were modified as a TDR during the three months ended March 31:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2016
Originated loans:
Commercial and industrial	4	$701	$701	$703
Residential real estate	2	83	83	83
Consumer	5	46	46	46
Total originated loans	11	$830	$830	$832
Acquired loans:
Home equity lines of credit	1	$12	$12	$12
Residential real estate	6	399	401	400
Consumer	2	4	4	4
Total acquired loans	9	$415	$417	$416
March 31, 2015
Originated loans:
Home equity lines of credit	5	$217	$217	$217
Consumer	1	3	3	3
Total originated loans	6	$220	$220	$220
Acquired loans:
Residential real estate	4	$419	$419	$419
Total acquired loans	4	$419	$419	$419
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Peoples did not have any originated and acquired loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the three months ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539
Charge-offs	—	(1,012)	(150)	(10)	(622)	(163)	(1,957)
Recoveries	1,164	—	29	7	260	70	1,530
Net recoveries (charge-offs)	1,164	(1,012)	(121)	(3)	(362)	(93)	(427)
(Recovery of) provision for loan losses	(748)	925	122	4	547	97	947
Balance, March 31, 2016	$7,492	$5,295	$1,258	$733	$2,156	$125	$17,059

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,294	$453	$103	$—	$—	$—	$1,850
Loans collectively evaluated for impairment	6,198	4,842	1,155	733	2,156	125	15,209
Ending balance	$7,492	$5,295	$1,258	$733	$2,156	$125	$17,059

Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(10)	—	(186)	(58)	(187)	(143)	(584)
Recoveries	55	13	115	15	186	58	442
Net recoveries (charge-offs)	45	13	(71)	(43)	(1)	(85)	(142)
(Recovery of) provision for loan losses	(796)	1,059	4	57	(74)	100	350
Balance, March 31, 2015	$9,074	$5,108	$1,560	$708	$1,512	$127	$18,089

Period-end amount allocated to:
Loans individually evaluated for impairment	$189	$527	$9	$—	$—	$—	$725
Loans collectively evaluated for impairment	8,885	4,581	1,551	708	1,512	127	17,364
Ending balance	$9,074	$5,108	$1,560	$708	$1,512	$127	$18,089
The recovery of provision for loan losses recorded for originated commercial real estate loans during the first quarter of 2016 was due primarily to the recovery of originated loan losses during the first three months of 2016. The increase in provision for originated commercial and industrial loans during 2016 was primarily related to loan growth. The changes in the residential real estate, home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during 2016 were driven by net charge-off activity and increases in the size of the respective loan portfolios.

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. As of March 31, 2016, the expected cash flows for both nonimpaired acquired loans and acquired credit impaired loans had decreased from those as of the respective acquisition dates, resulting in Peoples recording provision for loan losses with respect to those acquired loans.

The following table presents activity in the allowance for loan losses for acquired loans for the three months ended March 31:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Purchased credit impaired loans:
Balance, January 1	$240	$—
Charge-offs	(46)	—
Recoveries	—	—
Net charge-offs	(46)	—
Provision for loan losses	8	—
Balance, March 31	$202	$—

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$50,000	3.32%	$50,000	3.32%
FHLB amortizing, fixed-rate advances	16,474	2.69%	16,934	2.69%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
Junior subordinated debt securities	6,783	2.14%	6,736	1.83%
Unamortized debt issuance costs	(69)	—%	—	—%
Total long-term borrowings	$113,188	3.27%	$113,670	3.25%
The putable, non-amortizing, fixed-rate FHLB advances have original maturities ranging from ten to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advances after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advances by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. The amortizing, fixed-rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs.
On March 6, 2015, Peoples acquired NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due 2037 (the "junior subordinated debt securities"). At acquisition date, junior subordinated debt securities with a fair value of $6.6 million were held in a statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Unaudited Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the

Capital Securities have been redeemable at par. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
On December 18, 2012, Peoples entered into a Loan Agreement (the "U.S. Bank Loan Agreement") to obtain a $24 million unsecured term loan from U.S. Bank, National Association (the "U.S. Bank") with an original maturity of five years. On August 4, 2014, the U.S. Bank Loan Agreement was amended (as amended, the "Amended Loan Agreement"). Under the Amended Loan Agreement, the interest rate on the term loan was reduced from 3.80% to 3.50%, and certain loan covenants related to the operation of Peoples' business were modified. Peoples was required to make quarterly principal and interest payments until the earlier of either full prepayment by Peoples or the stated maturity date. The term loan could be prepaid at any time prior to maturity without penalties, so long as no default had occurred. Concurrently, Peoples also entered into a Negative Pledge Agreement that precluded Peoples from selling, transferring, assigning, mortgaging, encumbering, pledging, or entering into a negative pledge agreement with respect to or otherwise disposing of any interest in the capital stock or other ownership interests owned by Peoples in its subsidiaries without prior written approval. Peoples was also subject to certain covenants under the Amended Loan Agreement, which included restrictions on ownership interests of its subsidiaries; cash and cash equivalents; transfers of criticized, classified or nonperforming assets; additional indebtedness; certain material transactions; and other financial covenants. The term loan was prepaid on July 24, 2015 without penalties.

On December 19, 2012, Peoples obtained a $5 million revolving credit loan from U.S. Bank under the U.S. Bank Loan Agreement. On August 4, 2014, as part of the amendment to the U.S. Bank Loan Agreement, the revolving credit loan amount under the Amended Loan Agreement was increased to $10 million and on December 17, 2015, the revolving credit loan amount under the Amended Loan Agreement increased to $15 million, with a maturity date of December 15, 2016. The revolving credit loan bore interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. The revolving credit loan was subject to the same covenants as detailed above for the term loan. At December 31, 2015, the revolving credit loan had no outstanding principal balance. Effective March 2, 2016, Peoples terminated the Amended Loan Agreement. As of the termination date, Peoples had no outstanding borrowings under the Amended Loan Agreement. Peoples paid an immaterial non-usage fee in connection with the termination of the Amended Loan Agreement.
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement"), with Raymond James Bank, N.A. ("Raymond James") which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the $15 million revolving credit loan to Peoples pursuant to the Amended Loan Agreement; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the RJB Loan Commitment.
Any loan under the RJB Credit Agreement will bear interest per annum at a rate equal to 3.00% plus the one-month LIBOR rate, which rate will reset monthly. Accrued interest, if any, is payable on the last business day of each calendar month, beginning with March 31, 2016, with the then outstanding principal balance of any outstanding loans, along with any accrued and unpaid interest, due and payable on March 4, 2019. In addition, Peoples is to pay an undrawn borrowing availability fee on the last business day of each calendar month, beginning with March 31, 2016, at a rate equal to 0.25% per annum on the amount by which the RJB Loan Commitment exceeds the average daily unpaid principal balance for that calendar month. The RJB Credit Agreement also contains yield protection provisions in favor of the lender with a look back period of 180 days, the obligations under which will only be imposed on Peoples to the extent that they are imposed on similarly-situated borrowers.
The RJB Credit Agreement is unsecured. However, the RJB Credit Agreement contains negative covenants which preclude Peoples from: (i) taking any action which could, directly or indirectly, decrease Peoples’ ownership (alone or together with any of Peoples’ subsidiaries) interest in Peoples Bank (Peoples’ Ohio state-chartered subsidiary bank) or any of Peoples Bank’s subsidiaries to a level below the percentage of equity interests held as of March 4, 2016; (ii) taking any action to or allowing Peoples Bank or any of Peoples Bank’s subsidiaries to take any action to directly or indirectly create, assume, incur, suffer or permit to exist any pledge, encumbrance, security interest, assignment, lien or charge of any kind or character on the equity interests of Peoples Bank or any of Peoples Bank’s subsidiaries; or (iii) taking any action to or allow Peoples Bank or any of Peoples Bank’s subsidiaries to sell, transfer, issue, reissue or exchange, or grant any option with respect to, any equity interest of Peoples Bank or any of Peoples Bank’s subsidiaries. There are also negative covenants limiting the actions which may be taken with respect to the authorization or issuance of additional shares of any class of equity interests of Peoples Bank or any of Peoples Bank’s subsidiaries or the grant to any person other than the lender of any proxy for existing equity interests of Peoples Bank or any of Peoples Bank’s subsidiaries.

The RJB Credit Agreement contains covenants which are usual and customary for comparable transactions. In addition to the negative covenants affecting the equity interests of Peoples Bank and Peoples Bank’s subsidiaries discussed above, under the RJB Credit Agreement, the following covenants must be complied with:
(a)    neither Peoples nor any of its subsidiaries may create, incur or suffer to exist additional indebtedness with an aggregate principal amount which exceeds $10 million at any time outstanding, subject to specific negotiated carve-outs;
(b)    neither Peoples nor any of its subsidiaries may be a party to certain material transactions (such as mergers or consolidations with third parties, liquidations or dissolutions, sales of assets, acquisitions, investments and sale/leaseback transactions), subject to transactions in the ordinary course of the banking business of Peoples Bank and new investments in an aggregate amount not exceeding $10 million being permitted as well as specific negotiated carve-outs;
(c)    neither Peoples nor any of its subsidiaries may voluntarily prepay, defease, purchase, redeem, retire or otherwise acquire any subordinated indebtedness issued by them; subject to specific negotiated carve-outs and the consent of Raymond James Bank; and
(d)    neither Peoples nor any of its subsidiaries may make any Restricted Payments (as defined in the RJB Credit Agreement), except that, to the extent legally permissible, (i) any subsidiary may declare and pay dividends to Peoples or a wholly-owned subsidiary of Peoples and (ii) Peoples may declare and pay dividends on its common shares provided that no event of default exists before or after giving effect to the dividend and Peoples is in compliance (on a pro forma basis) with the financial covenants specified in the RJB Credit Agreement, after giving effect to the dividend.
Peoples and Peoples Bank are also required to satisfy certain financial covenants including:
(i)    Peoples (on a consolidated basis) and Peoples Bank must be “well capitalized” at all times, as defined and determined by the applicable governmental authority having jurisdiction over Peoples or Peoples Bank;
(ii)    Peoples (on a consolidated basis) and Peoples Bank must maintain a Total risk-based capital ratio (as defined by the applicable governmental authority having regulatory authority over Peoples or Peoples Bank) of at least 12.5% as of the last day of any fiscal quarter;
(iii)    Peoples Bank must maintain a ratio of “Non-Performing Assets” to “Tangible Primary Capital” of not more than 20% as of the last day of any fiscal quarter;
(iv)    Peoples Bank must maintain a ratio of “Loan Loss Reserves” to “Non-Performing Loans” of not less than 70% at all times; and
(v)    Peoples (on a consolidated basis) must maintain a “Fixed Charge Coverage Ratio” that equals or exceeds 1.25 to 1.00 as of the end of each fiscal quarter, with the items used in this ratio being determined on a trailing four-fiscal quarter basis.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine months ending December 31, 2016	$2,514	2.31%
Year ending December 31, 2017	2,307	2.45%
Year ending December 31, 2018	82,367	3.47%
Year ending December 31, 2019	1,422	2.57%
Year ending December 31, 2020	3,901	3.35%
Thereafter	20,677	2.70%
Total long-term borrowings	$113,188	3.27%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2016:

	Common Shares	Treasury Stock
Shares at December 31, 2015	18,931,200	586,686
Changes related to stock-based compensation awards:
Release of restricted common shares	—	13,771
Cancellation of restricted common shares	(2,810)	—
Grant of restricted common shares	—	(35,500)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,946
Reissuance of treasury stock	—	(8,531)
Common shares repurchased under the share repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	5,795	—
Common shares issued under compensation plan for Board of Directors	—	(3,196)
Common shares issued under employee stock purchase plan	—	(4,928)
Shares at March 31, 2016	18,934,185	831,018
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2016, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the three months ended March 31, 2016:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$2,869	$(3,228)	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(62)	—	(62)
Other comprehensive income, net of reclassifications and tax	8,013	—	8,013
Balance, March 31, 2016	$10,820	$(3,228)	$7,592

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest cost	$110	$115
Expected return on plan assets	(100)	(130)
Amortization of net loss	—	33
Settlement of benefit obligation	—	269
Net periodic cost	$10	$287

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest cost	$1	$1
Amortization of net gain	(1)	(1)
Net periodic benefit	$—	$—
There were no settlement charges recorded in the first quarter of 2016 under the noncontributory defined benefit pension plan.
Note 8.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Distributed earnings allocated to common shareholders	$2,740	$2,243
Undistributed earnings (loss) allocated to common shareholders	5,255	(2,941)
Net earnings (loss) allocated to common shareholders	$7,995	$(698)

Weighted-average common shares outstanding	18,071,746	15,802,334
Effect of potentially dilutive common shares	123,244	127,901
Total weighted-average diluted common shares outstanding	18,194,990	15,930,235

Earnings (loss) per common share:
Basic	$0.44	$(0.04)
Diluted	$0.44	$(0.04)

Anti-dilutive shares excluded from calculation:
Stock options and SARs	32,806	42,584
Note 9.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and SARs to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes the changes to Peoples' stock options for the three months ended March 31, 2016:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	20,310	$28.83
Expired	10,310	28.25
Outstanding at March 31	10,000	$29.43	0.2 years	$—
Exercisable at March 31	10,000	$29.43	0.2 years	$—
The following table summarizes Peoples’ stock options outstanding at March 31, 2016:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$28.57	to	$30.00	10,000	0.2 years	$29.43
Total			10,000	0.2 years	$29.43
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the three months ended March 31, 2016:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	17,748	$25.86
Forfeited	779	26.44
Outstanding at March 31	16,969	$25.79	1.3 years	$—
Exercisable at March 31	16,969	$25.79	1.3 years	$—

The following table summarizes Peoples’ SARs outstanding at March 31, 2016:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	1.3 years
$23.77	8,541	1.7 years
$29.25	6,428	0.8 years
Total	16,969	1.3 years
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2016, Peoples granted an aggregate of 35,500 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2016:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	30,734	$21.76	158,763	$22.86
Awarded	—	—	35,500	17.86
Released	—	—	41,028	21.74
Forfeited	2,000	21.92	810	23.44
Outstanding at March 31	28,734	$21.75	152,425	$21.99

For the three months ended March 31, 2016, the total intrinsic value of restricted common shares released was $3.5 million compared to $1.7 million at March 31, 2015.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Total stock-based compensation	$338	$565
Recognized tax benefit	(118)	(198)
Net expense recognized	$220	$367
Total unrecognized stock-based compensation expense related to unvested awards was $2.1 million at March 31, 2016, which will be recognized over a weighted-average period of 2.0 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2016	2015
SIGNIFICANT RATIOS (a)
Return on average stockholders' equity	7.59%	(0.78)%
Return on average assets	0.98%	(0.10)%
Net interest margin	3.53%	3.46%
Efficiency ratio (b)(d)	64.26%	96.72%
Pre-provision net revenue to total average assets (e)	1.54%	—%
Average stockholders' equity to average assets	12.94%	12.97%
Average loans to average deposits	81.43%	81.70%
Investment securities as percentage of total assets	26.87%	25.97%
Dividend payout ratio	34.37%	N/A
ASSET QUALITY RATIOS (a)
Nonperforming loans as a percent of total loans (c)(f)	0.97%	0.60%
Nonperforming assets as a percent of total assets (c)(f)	0.64%	0.42%
Nonperforming assets as a percent of total loans and other real estate owned (c)(f)	1.00%	0.68%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (c)(g)	1.17%	1.48%
Allowance for loan losses as a percent of nonperforming loans (c)(f)	84.92%	149.96%
Provision for loan losses as a percent of average total loans	0.18%	0.08%
Net charge-offs as a percentage of average total loans (annualized)	0.09%	0.03%
CAPITAL RATIOS (a)
Common Equity Tier 1 risk-based capital (g)	13.10%	13.78%
Tier 1	13.41%	14.10%
Total (Tier 1 and Tier 2)	14.29%	15.04%
Tier 1 leverage	9.45%	11.30%
Tangible equity to tangible assets (b)	8.88%	8.61%
PER COMMON SHARE DATA (a)
Earnings (loss) per common share – basic	$0.44	$(0.04)
Earnings (loss) per common share – diluted	0.44	(0.04)
Cash dividends declared per common share	0.15	0.15
Book value per common share (c)	23.60	22.82
Tangible book value per common share (b)(c)	$15.39	$14.53
Weighted-average number of common shares outstanding – basic	18,071,746	15,802,334
Weighted-average number of common shares outstanding – diluted	18,194,990	15,930,235
Common shares outstanding at end of period	18,157,932	18,374,256

(a)	Reflects the impact of the acquisition of NB&T beginning March 6, 2015.

(b)
These amounts represent non-GAAP financial measures since they exclude intangible asset amortization, and net gains or losses on security transactions, debt extinguishment, loans held-for-sale and other real estate owned and other assets and uses fully tax-equivalent net interest income.  Additional information regarding the calculation of these measures can be found under the caption “Capital/Stockholders’ Equity”.

(c)	Data presented as of the end of the period indicated.

(d)
Total other expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (which excludes gains or losses on investment securities, asset disposals and other transactions). Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Efficiency Ratio”.

(e)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found under the caption “Pre-Provision Net Revenue”.

(f)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(g)	Peoples' capital conservation buffer was 6.29% at March 31, 2016, compared to 2.50% for the fully phased-in capital conservation buffer by January 1, 2019.
Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates”, “estimate”, “may”, “feel”, “expect”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of recently-completed acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate any future acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

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

(6)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the United States ("U.S.") government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which may adversely impact interest rates, interest margins and interest rate sensitivity;

(7)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(8)
adverse changes in the economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union, Asia, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(9)
legislative or regulatory changes or actions, promulgated and to be promulgated thereunder by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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

(21)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts; and

(22)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Peoples' 2015 Form 10-K").

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2015 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 82 financial service locations, including 74 full-service bank branches, and 81 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI") and the Federal Reserve Bank of Cleveland. Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2016, which were unchanged from the policies disclosed in Peoples’ 2015 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
In the fourth quarter of 2016, Peoples will be converting its core banking systems. Peoples anticipates one-time costs associated with the conversion of approximately $1.2 million. The costs will be recorded in each of the remaining quarters of 2016, with a significant majority in the third and fourth quarters. The conversion will support Peoples' future growth, and will provide efficiencies for our back-office area.

◦
Effective March 2, 2016, Peoples terminated the U.S. Bank Loan Agreement dated as of December 18, 2012, as amended. As of the termination date, Peoples had no outstanding borrowings under the U.S. Bank Loan Agreement. Peoples paid an immaterial non-usage fee in connection with the termination of the U.S. Bank Loan Agreement.

◦
On March 4, 2016, Peoples entered into a Credit Agreement, (the "RBJ Credit Agreement") with Raymond James Bank, N.A., which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million, for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the $15 million revolving line of credit to Peoples pursuant to the U.S. Bank Loan Agreement; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement.

◦
On January 6, 2016, Peoples Bank acquired a small financial advisory book of business in Marietta, Ohio for total cash consideration of $0.5 million, and recorded $0.5 million of customer relationship intangibles. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On July 24, 2015, Peoples repaid the $12.0 million term loan then outstanding under the U.S. Bank Loan Agreement. There were no early termination fees associated with the repayment. The revolving credit loan commitment available under the U.S. Bank Loan Agreement remained outstanding until the March 2, 2016 termination date of the U.S. Bank Loan Agreement.

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

◦
The first quarter of 2015, contained $9.0 million of non-core acquisition expenses, which included $4.0 million of salaries and employee benefit costs, $3.6 million of other non-interest expense, and $1.4 million of professional fees.

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

◦
For the first time in nine years, the Federal Reserve Board raised the Federal Funds Rate at the Federal Open Market Committee meeting in December of 2015. The Federal Funds Rate was increased 25 basis points to a range of 0.25% to 0.50%. The Federal Reserve Board also raised the Discount Rate from 0.75% to 1.00%. The Federal Reserve Board has indicated that these short-term rates could possibly again be raised in 2016.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended March 31, 2016 of $8.0 million, or $0.44 per diluted common share, compared to a net loss of $0.7 million, or a loss of $0.04 per diluted common share, a year ago and net income of $2.6 million, or $0.14 per diluted common share, in the fourth quarter of 2015. During the first quarter of 2016, Peoples recorded total revenue of $38.9 million compared to $32.4 million a year ago and $37.5 million in the fourth quarter of 2015. Total non-interest expenses during the first quarter of 2016 were $26.3 million compared to $32.9 million a year ago and $27.3 million in the fourth quarter of 2015. The increase in earnings in the first quarter of 2016, compared to prior periods, was due to the increase in total revenue and decrease in non-interest expenses, reducing the efficiency ratio to 64.26% for the quarter. Additionally, the provision for loan losses was $1.0 million for the first quarter of 2016, compared to $0.4 million in the prior year first quarter and $7.2 million in the fourth quarter of 2015. The comparison of quarterly income statement results and average balance sheet between the first quarter of 2015 and the first quarter of 2016 was affected by the NB&T acquisition, which closed March 6, 2015.
Net interest income was $25.8 million in the first quarter of 2016, compared to $21.4 million for the first quarter of 2015 and $25.8 million for the fourth quarter of 2015, while net interest margin was 3.53%, 3.46% and 3.56%, respectively. The slight decrease in net interest margin, from the linked quarter, was driven primarily by a shift in the mix of funding which slightly increased funding costs and a decrease in accretion income from acquisitions, offset partially by an increase in average earning assets due to higher loan balances. The accretion income, net of amortization expense, from acquisitions added 12 basis points of net interest margin in the first quarter of 2016, compared to 18 basis points for the first quarter of 2015 and16 basis points for the linked quarter.
Peoples' provision for loan losses for the three months ended March 31, 2016 was $1.0 million, compared to $0.4 million during the three months ended March 31, 2015 and $7.2 million for the fourth quarter of 2015. The provision for loan losses recorded in the first quarter of 2016 was primarily driven by loan growth experienced during the quarter, coupled with the net charge-offs recorded. The provision for loan losses recorded in the first quarter of 2015 was primarily due to an increase in criticized assets due to a commercial loan relationship that was downgraded. Net charge-offs and the provision for loan losses in the fourth quarter of 2015 were due primarily to the charge-off associated with one large commercial loan relationship.
Asset quality during the quarter remained relatively stable. Net charge-offs were relatively flat compared to the fourth quarter of 2015, excluding the impact of the $13.1 million charge-off in the fourth quarter related to the one large commercial relationship. Compared to the first quarter of 2015, net charge-offs increased $331,000. The annualized net charge-off rate for the first quarter of 2016 was 0.09%, compared to 2.64% for the fourth quarter of 2015, or 0.11% excluding the one large commercial charge-off, and 0.03% for the first quarter of 2015.
For the first quarter of 2016, total non-interest income grew $1.5 million, or 13%, compared to the linked quarter, and $2.1 million, or 19%, compared to the first quarter of 2015. The growth in non-interest income compared to the linked quarter was primarily due to the annual performance-based insurance income, of which a majority is recognized in the first quarter of each year. The growth compared to the first quarter of 2015 was due to growth in almost all categories, most notably electronic banking income, trust and investment income, and deposit account service charges, largely due to the impact of the NB&T acquisition, which closed March 6, 2015.
Non-interest expenses for the first quarter of 2016 were $26.3 million, compared to $32.9 million during the first quarter of 2015 and $27.3 million for the fourth quarter of 2015. Non-interest expenses decreased in the current quarter due primarily to $9.0 million of acquisition-related expenses recorded in the first quarter of 2015, and $0.8 million in the fourth quarter of 2015.
The efficiency ratio for the first quarter of 2016 was 64.26%, compared to 96.72% for the first quarter of 2015 and 67.94% for the linked quarter. The improvement in the efficiency ratio for the first quarter of 2016 was primarily due to decreased expenses coupled with revenue growth increasing at a larger rate than expenses.
At March 31, 2016, total assets were $3.29 billion, up $36.0 million from year-end 2015. This increase was primarily the result of a $32.2 million increase in net loan balances, or 6% annualized growth. The increase in loans was driven primarily by growth of $19.1 million, or 8% annualized, in consumer loan balances. The allowance for loan losses was $17.3 million, or 1.17% of originated loans (net of deferred fees and costs), compared to $16.8 million and 1.19%, respectively, at December 31, 2015.
Total liabilities were $2.87 billion at March 31, 2016, up $27.3 million since year-end 2015. The increase in liabilities was primarily due to a 2%, or $51.1 million, increase in deposits offset partially by a $25.8 million, or 9%, decrease in borrowed funds. Total interest-bearing deposits increased 3%, or $52.9 million, and non-interest-bearing deposits decreased slightly from December 31, 2015.
At March 31, 2016, total stockholders' equity was $428.5 million, up $8.7 million since December 31, 2015. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Common Equity Tier 1 risk-based capital ratio was 13.10% at March 31, 2016, compared to 13.36% at December 31, 2015. The Tier 1 risk-based capital ratio at 13.41% at March 31, 2016, versus 13.67% at December 31, 2015, while the Total risk-based capital ratio was 14.29% versus 14.54% at December 31, 2015. In addition, Peoples' tangible equity to tangible asset ratio was 8.88%, and tangible book value per common share was $15.39 at March 31, 2016, versus 8.69% and $14.68 at December 31, 2015, respectively.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$12,436	$16	0.52%	$12,840	$8	0.25%	$62,858	$37	0.23%
Long-term investments	—	—	—%	1,096	2	0.72%	1,345	3	0.90%
Investment Securities (1)(2):
Taxable	763,136	4,726	2.48%	768,355	4,696	2.44%	673,949	4,407	2.62%
Nontaxable	112,508	1,200	4.27%	112,583	1,215	4.32%	84,313	917	4.35%
Total investment securities	875,644	5,926	2.71%	880,938	5,911	2.68%	758,262	5,324	2.81%
Loans (2)(3):
Commercial real estate, construction	80,202	781	3.86%	82,426	843	4.00%	45,224	488	4.32%
Commercial real estate, other	736,036	8,492	4.58%	714,231	8,115	4.45%	599,432	6,994	4.66%
Commercial and industrial	356,375	3,695	4.11%	353,471	3,863	4.28%	293,777	3,196	4.35%
Residential real estate (4)	565,514	6,166	4.36%	570,716	6,320	4.43%	504,354	5,595	4.44%
Home equity lines of credit	106,968	1,190	4.49%	106,223	1,208	4.51%	85,592	855	4.05%
Consumer	246,644	2,685	4.39%	233,201	2,675	4.55%	188,395	2,076	4.47%
Total loans	2,091,739	23,009	4.38%	2,060,268	23,024	4.41%	1,716,774	19,204	4.48%
Less: Allowance for loan losses	(16,845)			(22,867)			(17,888)
Net loans	2,074,894	23,009	4.42%	2,037,401	23,024	4.46%	1,698,886	19,204	4.53%
Total earning assets	2,962,974	28,951	3.90%	2,932,275	28,945	3.91%	2,521,351	24,568	3.90%
Intangible assets	149,528			150,717			121,556
Other assets	160,133			157,612			121,330
Total assets	$3,272,635			$3,240,604			$2,764,237
Deposits:
Savings accounts	$421,797	$56	0.05%	$409,827	$55	0.05%	$326,385	$43	0.05%
Governmental deposit accounts	298,685	147	0.20%	284,079	147	0.21%	211,607	123	0.24%
Interest-bearing demand accounts	251,341	45	0.07%	239,627	43	0.07%	181,322	39	0.09%
Money market accounts	398,515	160	0.16%	393,219	158	0.16%	350,455	140	0.16%
Brokered deposits	33,875	315	3.75%	33,849	318	3.73%	38,434	352	3.71%
Retail certificates of deposit	454,224	878	0.78%	456,516	769	0.67%	444,602	862	0.78%
Total interest-bearing deposits	1,858,437	1,601	0.35%	1,817,117	1,490	0.33%	1,552,805	1,559	0.41%
Borrowed Funds:
Short-term FHLB advances	57,956	54	0.38%	50,772	35	0.27%	6,867	3	0.18%
Retail repurchase agreements	77,733	33	0.17%	90,309	39	0.17%	77,961	32	0.16%
Total short-term borrowings	135,689	87	0.26%	141,081	74	0.21%	84,828	35	0.17%
Long-term FHLB advances	66,631	524	3.18%	67,437	537	3.16%	122,099	624	2.08%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	371	3.71%	40,000	363	3.63%
Other borrowings	6,739	97	5.76%	6,711	94	5.60%	16,257	159	3.91%
Total long-term borrowings	113,370	988	3.50%	114,148	1,002	3.50%	178,356	1,146	2.59%
Total borrowed funds	249,059	1,075	1.74%	255,229	1,076	1.68%	263,184	1,181	1.81%
Total interest-bearing liabilities	2,107,496	2,676	0.51%	2,072,346	2,566	0.49%	1,815,989	2,740	0.61%
Non-interest-bearing deposits	710,297			716,339			550,318
Other liabilities	31,299			29,218			39,692
Total liabilities	2,849,092			2,817,903			2,405,999
Total stockholders’ equity	423,543			422,701			358,238
Total liabilities and stockholders’ equity	$3,272,635			$3,240,604			$2,764,237
Interest rate spread		$26,275	3.39%		$26,379	3.42%		$21,828	3.29%
Net interest margin			3.53%			3.56%			3.46%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2016 Compared to
(Dollars in thousands)	December 31, 2015			March 31, 2015
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$12	$(5)	$7	$131	$(153)	$(22)
Other long-term investments	1	(2)	(1)	—	(2)	(2)
Investment Securities (2):
Taxable	189	(159)	30	(1,242)	1,561	319
Nontaxable	(14)	(1)	(15)	(119)	402	283
Total investment income	175	(160)	15	(1,361)	1,963	602
Loans (2):
Commercial real estate, construction	(35)	(27)	(62)	(326)	619	293
Commercial real estate, other	185	192	377	(881)	2,379	1,498
Commercial and industrial	(343)	175	(168)	(1,013)	1,512	499
Residential real estate	(97)	(57)	(154)	(601)	1,172	571
Home equity lines of credit	(38)	20	(18)	101	234	335
Consumer	(461)	471	10	(247)	856	609
Total loan income	(789)	774	(15)	(2,967)	6,772	3,805
Total interest income	(601)	607	6	(4,197)	8,580	4,383
INTEREST EXPENSE:
Deposits:
Savings accounts	—	1	1	—	13	13
Government deposit accounts	(24)	24	—	(107)	131	24
Interest-bearing demand accounts	—	2	2	(36)	42	6
Money market accounts	1	1	2	(1)	21	20
Brokered certificates of deposit	(3)	—	(3)	23	(60)	(37)
Retail certificates of deposit	136	(27)	109	(36)	52	16
Total deposit cost	110	1	111	(157)	199	42
Borrowed funds:
Short-term borrowings	13	—	13	9	43	52
Long-term borrowings	11	(25)	(14)	1,505	(1,663)	(158)
Total borrowed funds cost	24	(25)	(1)	1,514	(1,620)	(106)
Total interest expense	134	(24)	110	1,357	(1,421)	(64)
Net interest income	$(735)	$631	$(104)	$(5,554)	$10,001	$4,447
(1)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(2)Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.
Net interest margin, which is calculated by dividing fully tax-equivalent (“FTE”) net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a 35% federal tax rate.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Net interest income, as reported	$25,767	$25,864	$21,419
Taxable equivalent adjustments	508	515	409
Fully tax-equivalent net interest income	$26,275	$26,379	$21,828
Net interest income decreased slightly in the first quarter of 2016 compared to the prior quarter and increased 20% compared to the prior year first quarter. During the first quarter of 2016, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $1.0 million related to the completed acquisitions, which added 12 basis points to net interest margin, compared to $1.2 million, or 16 basis points, during the linked quarter and $1.2 million, or 18 basis points, during the prior year first quarter.
The net interest margin, excluding the impact of amortization and accretion from the acquisitions completed, improved slightly compared to the linked quarter. Funding costs increased 2 basis points during the first quarter of 2016 compared to the linked quarter and decreased 10 basis points from the prior year first quarter. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Other loan losses	858	7,100	250
Checking account overdrafts	$97	$138	$100
Provision for loan losses	$955	$7,238	$350
As a percentage of average total loans (a)	0.18%	1.39%	0.08%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision recorded in the current quarter was primarily due to loan growth coupled with the net charge-offs recorded. The provision for loan losses recorded during the linked quarter was primarily due to the charge-off associated with one large commercial loan relationship. The provision for loan losses recorded during the first quarter of 2015 was primarily due to an increase in criticized assets due to the one large commercial loan relationship that was downgraded. During the first quarter of 2016, net charge-offs remained below the long-term historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions recognized by Peoples:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Net loss on other real estate owned	$(1)	$(398)	$(8)
Net loss on debt extinguishment	—	—	(520)
Net loss on bank premises and equipment	(30)	(58)	(575)
Net loss on asset disposals and other transactions	$(31)	$(456)	$(1,103)
The net loss on bank premises and equipment during the first quarter of 2016 was due mainly to the sale of two closed branches. The loss on bank premises and equipment recorded during the fourth quarter of 2015 was due to the write-down of closed branches to market value and the net loss on other real estate owned ("OREO") during the fourth quarter of 2015 related to write-downs of four OREO properties to market value and the loss on the sale of one property. During the first quarter of 2015, a loss on bank premises and equipment was recorded due to asset write-offs associated with the NB&T acquisition. Also during the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances, and a loss on OREO from decreases in the market value of residential properties that were sold.

Non-Interest Income
Insurance income comprised the largest portion of first quarter 2016 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Property and casualty insurance commissions	$2,448	$2,342	$2,412
Performance-based commissions	1,580	16	1,463
Life and health insurance commissions	419	465	381
Credit life and A&H insurance commissions	9	11	1
Other fees and charges	42	79	55
Total insurance income	$4,498	$2,913	$4,312
The increase in revenue for the first quarter of 2016 compared to the linked quarter was due to timing of performance-based commissions. The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,806	$2,103	$1,650
Account maintenance fees	561	573	451
Other fees and charges	236	104	194
Total deposit account service charges	$2,603	$2,780	$2,295
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

Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the first quarter of 2016, compared to the linked quarter, electronic banking income increased 5% and, compared to the prior year first quarter, grew 28%. The growth in electronic banking income year-over-year was primarily due to an increase in the volume of debit card transactions and ATM surcharges due largely to the NB&T acquisition.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Fiduciary	$1,661	$1,840	$1,492
Brokerage	721	649	555
Total trust and investment income	$2,382	$2,489	$2,047

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
(Dollars in thousands)
Trust assets under management	$1,254,824	$1,275,253	$1,261,112	$1,303,792	$1,319,423
Brokerage assets under management	706,314	664,153	621,242	641,412	566,635
Total managed assets	$1,961,138	$1,939,406	$1,882,354	$1,945,204	$1,886,058
Quarterly average	$1,935,108	$1,928,308	$1,926,070	$1,929,579	$1,687,287
Trust assets under management have decreased over the past 12 months due to significant market volatility which has had a negative impact on account values and fee income recognized on trust accounts.
In March 2015, trust assets under management increased due to the NB&T acquisition. The comparison of total trust and investment income results between the first quarter of 2016 and the first quarter of 2015 was affected by the acquisition on March 6, 2015. In recent years, Peoples added experienced financial advisors in underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Mortgage banking income decreased 59% compared to the linked quarter, and 47% compared to the prior year first quarter due to decreased sales of loans to the secondary market, which was driven by mortgage interest rates available and customers' preference for long-term, fixed-rate loans. In the first quarter of 2016, Peoples sold approximately $6.0 million of loans to the secondary market compared to $14.9 million in the fourth quarter of 2015 and $12.9 million in the first quarter of 2015.

Non-Interest Expense
The increases in expenses during the first quarter of 2016 compared to the first quarter of 2015 were affected by the NB&T acquisition, which closed March 6, 2015.
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately one-half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Base salaries and wages	$9,767	$10,009	$12,273
Sales-based and incentive compensation	1,803	1,365	1,828
Employee benefits	1,548	1,330	1,570
Stock-based compensation	338	411	565
Deferred personnel costs	(425)	(407)	(257)
Payroll taxes and other employment costs	1,216	1,015	1,382
Total salaries and employee benefit costs	$14,247	$13,723	$17,361
Full-time equivalent employees:
Actual at end of period	821	817	847
Average during the period	817	823	735

For the three months ended March 31, 2016, total salaries and employee benefit costs increased $524,000 compared to the linked quarter and decreased $3.1 million from the prior year first quarter. The increase from the linked quarter was primarily due to increases in corporate incentive programs. The decrease from the prior year period related to severance and retention payouts associated with the NB&T acquisition which were included in base salaries and wages in 2015.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Depreciation	$1,239	$1,298	$962
Repairs and maintenance costs	730	713	578
Net rent expense	229	207	211
Property taxes, utilities and other costs	686	716	544
Total net occupancy and equipment expense	$2,884	$2,934	$2,295
Net occupancy and equipment expense decreased during the first quarter of 2016 compared to the linked quarter. The decrease was primarily due to lower depreciation, property taxes and utilities. Net occupancy and equipment expense increased from the prior year first quarter due to higher depreciation and maintenance costs, coupled with increases in real estate taxes and utilities, due to the expansion of Peoples' footprint as a result of the NB&T acquisition.
Professional fees decreased from the prior year, mainly due to the decrease of acquisition-related activities. There were no professional fees incurred as a result of acquisition-related activities in the first quarter of 2016, compared to $1.4 million of acquisition-related professional fees for the first three months of 2015. This decrease in acquisition-related fees was offset partially due to the expansion of Peoples' branch structure as a result of the NB&T acquisition.
Marketing expense decreased $247,000 from the prior year quarter, related to the timing of the NB&T acquisition and additional marketing campaigns in the new market areas in the first quarter of 2015. The decrease of $265,000 from the linked quarter was the result of timing of marketing activities.
Other non-interest expense decreased substantially compared to the first three months of 2015, primarily driven by acquisition-related costs, which included deconversion costs. For the first three months of 2015, other non-interest expense included $3.7 million of acquisition-related costs.

Income Tax Expense (Benefit)
For the three months ended March 31, 2016, Peoples recorded income tax expense of $3.7 million, for an effective tax rate of 31.4%, compared to an income tax benefit of $0.2 million for the same period in 2015, which included the tax impact of acquisition-related costs that are not tax deductible of approximately $123,000. Peoples' current estimate of the effective tax rate for the entire year of 2016 is between 30.0% and 32.0%.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus non-interest expense and, therefore, excludes the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported for income (loss) before taxes in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
(Dollars in thousands)
Pre-Provision Net Revenue:
Income (loss) before income taxes	$11,649	$3,008	$(840)
Add: provision for loan losses	955	7,238	350
Add: loss on debt extinguishment	—	—	520
Add: net loss on loans held-for-sale and OREO	1	398	8
Add: net loss on bank premises and equipment	30	100	575
Less: net gain on securities transactions	96	56	600
Pre-provision net revenue	$12,539	$10,688	$13
Total average assets	$3,272,635	$3,240,604	$2,764,237
Pre-provision net revenue to total average assets (a)	1.54%	1.31%	—%
(a) Presented on an annualized basis.
The first quarter of 2016 PPNR was higher than both the linked quarter and the first quarter of 2015, due largely to the increased revenue and decreased expenses as reported. The first quarter of 2016 PPNR increased compared to prior periods due to a reduction in acquisition-related costs.

Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total other expenses (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus non-interest income. This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(in $000’s)	2016	2015	2015

Efficiency ratio:
Total other expenses	$26,282	$27,277	$32,914
Less: Amortization of intangible assets	1,008	1,133	673
Adjusted non-interest expense	25,274	26,144	32,241
Total non-interest income	13,054	12,101	11,508
Net interest income	25,767	25,864	21,419
Add: Fully tax-equivalent adjustment	$508	$515	$409
Net interest income on a fully taxable-equivalent basis	$26,275	$26,379	$21,828
Adjusted revenue	$39,329	$38,480	$33,336
Efficiency ratio	64.26%	67.94%	96.72%

The decrease in the efficiency ratio was primarily due to decreased expenses coupled with revenue growth increasing at a larger rate than expenses. Management continues to target an efficiency ratio of 65% absent acquisition-related costs and other non-core charges, such as pension settlement charges.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2016, Peoples' interest-bearing deposits in other banks decreased from December 31, 2015, as excess cash was utilized to purchase additional investments and fund loan growth. These balances included $2.7 million of excess cash reserves being maintained at the Federal Reserve Bank at March 31, 2016, compared to $8.7 million at December 31, 2015. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2016, Peoples' total cash and cash equivalents decreased $7.8 million, as cash used in investing activities was $42.4 million, which exceeded cash provided by financing and operating activities of $17.5 million and $16.8 million, respectively. Peoples' investing activities reflected a $31.9 million net increase in loans. Financing activities included a net increase in deposits of $51.2 million, offset partially by net payments of $25.3 million on short-term borrowings.
Through the first three months of 2015, Peoples' total cash and cash equivalents increased $104.9 million, as cash provided by investing activities of $147.9 million exceeded cash used in financing and operating activities totaling $37.0 million and $5.9 million, respectively. The increase in cash provided by Peoples' investing activities was primarily due to the $103.6 million contributed by the NB&T acquisition coupled with proceeds from sales within the investment portfolio outpacing purchases. Peoples' financing activities included $76.5 million of cash generated by a net increase in non-interest-bearing deposits, which was more than offset by a net decrease of $57.9 million in interest-bearing deposits and payments of $55.9 million on long-term borrowings.

Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$2,004	$2,966	$2,993	$3,934	$5,488
States and political subdivisions	114,328	114,726	115,249	114,213	118,447
Residential mortgage-backed securities	650,674	632,293	639,327	579,701	597,232
Commercial mortgage-backed securities	24,258	23,845	24,348	27,200	28,241
Bank-issued trust preferred securities	4,330	4,635	4,776	4,668	5,649
Equity securities	6,600	6,236	6,592	6,504	5,765
Total fair value	$802,194	$784,701	$793,285	$736,220	$760,822
Total amortized cost	$785,544	$780,304	$780,609	$730,632	$748,622
Net unrealized gain	$16,650	$4,397	$12,676	$5,588	$12,200
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,828	$3,831	$3,833	$3,836	$3,838
Residential mortgage-backed securities	35,005	35,367	35,712	36,084	36,564
Commercial mortgage-backed securities	6,033	6,530	6,854	7,563	7,643
Total amortized cost	$44,866	$45,728	$46,399	$47,483	$48,045
Other investment securities, at cost	$38,402	$38,401	$38,496	$38,496	$36,251
Total investment portfolio:
Amortized cost	$830,410	$826,032	$827,008	$778,115	$796,667
Carrying value	$885,462	$868,830	$878,180	$822,199	$845,118
In the first quarter of 2016, the carrying value of investments increased $16.6 million from the linked quarter, due primarily to the fair value increase of $12.3 million and purchases of $35.7 million, offset partially by principal payments of $27.4 million, amortization of $3.2 million and sales of $0.8 million.
At March 31, 2016, the investment portfolio was 26.87% of total assets, compared to 26.66% at year-end and 25.97% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total fair value	$4,046	$4,201	$6,556	$8,351	$14,266
Total amortized cost	$4,244	$4,331	$6,546	$8,322	$13,871
Net unrealized (loss) gain	$(198)	$(130)	$10	$29	$395

Management continues to reinvest the principal runoff from the non-agency securities into U.S. agency investments, which accounted for the decline in the past year. At March 31, 2016, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Gross originated loans:
Commercial real estate, construction	$69,499	$63,785	$68,798	$50,168	$44,276
Commercial real estate, other	471,998	471,184	429,120	449,163	429,541
Commercial real estate	541,497	534,969	497,918	499,331	473,817
Commercial and industrial	308,649	288,130	288,697	256,080	247,103
Residential real estate	302,512	288,783	282,863	263,095	256,551
Home equity lines of credit	76,959	74,176	71,620	67,384	63,491
Consumer	245,596	227,133	213,394	196,306	176,857
Deposit account overdrafts	2,083	1,448	1,317	3,263	3,146
Total originated loans	$1,477,296	$1,414,639	$1,355,809	$1,285,459	$1,220,965
Gross acquired loans:
Commercial real estate, construction	$11,882	$12,114	$12,278	$11,220	$9,759
Commercial real estate, other	256,201	265,092	281,510	293,369	311,868
Commercial real estate	268,083	277,206	293,788	304,589	321,627
Commercial and industrial	59,161	63,589	68,759	71,013	78,807
Residential real estate	263,237	276,772	288,269	302,673	317,824
Home equity lines of credit	30,742	32,253	34,147	36,607	38,222
Consumer	6,596	7,981	9,473	11,692	13,724
Total acquired loans (a)	$627,819	$657,801	$694,436	$726,574	$770,204
Total loans	$2,105,115	$2,072,440	$2,050,245	$2,012,033	$1,991,169
Percent of loans to total loans:
Commercial real estate, construction	3.9%	3.7%	4.0%	3.1%	2.7%
Commercial real estate, other	34.5%	35.5%	34.5%	36.8%	37.2%
Commercial real estate	38.4%	39.2%	38.5%	39.9%	39.9%
Commercial and industrial	17.5%	17.0%	17.4%	16.3%	16.4%
Residential real estate	26.9%	27.3%	27.9%	28.1%	28.8%
Home equity lines of credit	5.1%	5.1%	5.2%	5.2%	5.1%
Consumer	12.0%	11.3%	10.9%	10.3%	9.6%
Deposit account overdrafts	0.1%	0.1%	0.1%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$383,531	$390,398	$387,200	$392,625	$386,261

(a)	Includes all loans acquired in 2012 and thereafter.
Total loans increased $32.7 million, or 1.6%, from the linked quarter. The increase was driven primarily by a $17.1 million increase in consumer loan balances. Consumer loan balances, which consist mostly of loans to finance automobile purchases, have continued to increase in recent quarters due largely to Peoples placing greater emphasis on its consumer lending activity. Indirect lending was the main contributor to the consumer loan growth during the quarter as balances grew $16.7 million, or 40% annualized. Commercial loans grew $13.5 million, with commercial and industrial loan growth of $16.1 million more than offsetting a decrease in commercial real estate loans for the quarter. Compared to the prior year period, loan balances increased $113.9 million, with the growth almost equally divided between consumer and commercial loan balances. The growth in consumer loans was driven by indirect lending, which grew $60.2 million. The growth in commercial loans was due to commercial and industrial loan growth of $41.9 million.
The mix of the loan portfolio has continually changed, with indirect lending accounting for 20% of the consumer loan portfolio at March 31, 2016, compared to 18% at December 31, 2015 and 14% at March 31, 2015. Similarly, within the commercial loan portfolio, commercial and industrial loans comprised 31% of the commercial loan portfolio at March 31, 2016, compared to 30% at December 31, 2015 and 29% at March 31, 2015. Average gross loan balances for the first quarter of 2016 compared to the linked quarter increased $31.5 million, or 2%, and increased $375.0 million, or 22%, compared to the first quarter of 2015. The increase compared to the linked quarter was due mainly to commercial real estate and consumer loans. The increase compared to the prior year first quarter was due to the NB&T acquisition.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2016:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$36,766	$40,983	$77,749	53.2%
Mixed commercial use facilities:
Owner occupied	2,019	6,348	8,367	5.7%
Non-owner occupied	3,603	9,530	13,133	9.0%
Total mixed commercial use facilities	5,622	15,878	21,500	14.7%
Assisted living facilities and nursing homes	9,306	474	9,780	6.7%
Residential property	6,433	2,608	9,041	6.2%
Retail facilities	2,287	1,658	3,945	2.7%
Land development	1,265	1,726	2,991	2.0%
Other	19,702	1,512	21,214	14.5%
Total commercial real estate, construction	$81,381	$64,839	$146,220	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$30,921	$2,224	$33,145	4.4%
Non-owner occupied	45,566	45	45,611	6.0%
Total office buildings and complexes	76,487	2,269	78,756	10.4%
Apartment complexes	61,100	168	61,268	8.1%
Mixed commercial use facilities:
Owner occupied	32,102	3,442	35,544	4.7%
Non-owner occupied	21,576	327	21,903	2.9%
Total mixed commercial use facilities	53,678	3,769	57,447	7.6%
Retail facilities:
Owner occupied	20,865	2,112	22,977	3.0%
Non-owner occupied	32,456	1,077	33,533	4.4%
Total retail facilities	53,321	3,189	56,510	7.4%
Lodging and lodging related	42,437	—	42,437	5.6%
Light industrial facilities:
Owner occupied	33,490	94	33,584	4.5%
Non-owner occupied	2,830	—	2,830	0.4%
Total light industrial facilities	36,320	94	36,414	4.9%
Assisted living facilities and nursing homes	29,687	255	29,942	4.1%
Warehouse facilities	21,292	227	21,519	2.9%
Residential property:
Owner occupied	1,325	1,258	2,583	0.3%
Non-owner occupied	13,050	1,934	14,984	2.0%
Total residential facilities	14,375	3,192	17,567	2.3%
Day care center:
Owner occupied	14,719	—	14,719	2.0%
Non-owner occupied	149	—	149	—%
Total restaurant facilities	14,868	—	14,868	2.0%
Other	324,634	12,757	337,391	44.7%
Total commercial real estate, other	$728,199	$25,920	$754,119	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both March 31, 2016 and December 31, 2015.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Commercial real estate	7,492	7,076	7,506	7,185	9,074
Commercial and industrial	5,295	5,382	11,486	7,194	5,107
Total commercial	12,787	12,458	18,992	14,379	14,181
Residential real estate	1,258	1,257	1,182	1,299	1,560
Home equity lines of credit	733	732	777	738	708
Consumer	2,156	1,971	1,820	1,674	1,512
Deposit account overdrafts	125	121	154	154	127
Originated allowance for loan losses	17,059	16,539	22,925	18,244	18,088
Purchased credit impaired loan losses	202	240	303	—	—
Nonimpaired acquired loans	—	—	103	—	—
Acquired allowance for loan losses	202	240	406	—	—
Allowance for loan losses	$17,261	$16,779	$23,331	$18,244	$18,088
As a percent of originated loans, net of deferred fees and costs	1.17%	1.19%	1.72%	1.42%	1.48%
The allowance for loan losses as a percent of originated loans, net of deferred fees and costs, was 1.17%, 1.48% and 1.19% at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The decrease in the coverage of allowance for loan losses from March 31, 2015 was due to the specific reserve on the one commercial loan relationship that was charged-off in the fourth quarter of 2015. The coverage of allowance for loan losses at March 31, 2016 was relatively unchanged from December 31, 2015. The increase of $0.4 million in the allowance for loan losses for commercial real estate relates to the increased size of the portfolio. The decrease in the coverage from September 30, 2015 related to the specific reserve for the one large commercial relationship that was charged-off in the fourth quarter of 2015. The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.
Classified loans, which are those categorized as substandard or doubtful, decreased $2.9 million during the quarter and $13.1 million compared to the first quarter of 2015. The decrease in classified loans compared to the first quarter of 2015 was due to the charge-off of the one large commercial relationship during the fourth quarter of 2015.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Gross charge-offs:
Commercial real estate, other	$28	$120	$137	$34	$10
Commercial and industrial	1,012	13,150	83	343	—
Residential real estate	168	94	255	96	186
Home equity lines of credit	10	9	35	23	58
Consumer	622	484	387	295	187
Deposit account overdrafts	163	209	243	180	143
Total gross charge-offs	2,003	14,066	1,140	971	584
Recoveries:
Commercial real estate, other	1,164	13	8	27	55
Commercial and industrial	—	5	—	81	13
Residential real estate	29	108	47	44	115
Home equity lines of credit	7	12	27	65	15
Consumer	260	189	242	139	186
Deposit account overdrafts	70	37	41	35	58
Total recoveries	1,530	364	365	391	442
Net (recoveries) charge-offs:
Commercial real estate, other	(1,136)	107	129	7	(45)
Commercial and industrial	1,012	13,145	83	262	(13)
Residential real estate	139	(14)	208	52	71
Home equity lines of credit	3	(3)	8	(42)	43
Consumer	362	295	145	156	1
Deposit account overdrafts	93	172	202	145	85
Total net charge-offs	$473	$13,702	$775	$580	$142
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	(0.22)%	0.02%	0.02%	—%	(0.01)%
Commercial and industrial	0.19%	2.53%	0.02%	0.05%	—%
Residential real estate	0.03%	—%	0.04%	0.01%	—%
Home equity lines of credit	—%	—%	—%	(0.01)%	0.01%
Consumer	0.07%	0.06%	0.03%	0.03%	—%
Deposit account overdrafts	0.02%	0.03%	0.04%	0.03%	0.02%
Total	0.09%	2.64%	0.15%	0.11%	0.02%
Net charge-offs were still below Peoples' historical rate of 20 to 30 basis points. Peoples recorded net charge-offs of $473,000 for the three months ended March 31, 2016, resulting in an annualized net charge-off rate of 9 basis points. The commercial real estate loan recovery during the first quarter of 2016 was due to a $1 million recovery on a relationship that was previously charged-off. During the fourth quarter of 2015, Peoples recorded a $13.2 million charge-off of one commercial and industrial loan relationship. These factors have an impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Loans 90+ days past due and accruing:
Commercial real estate, other	$2,763	$2,425	$834	$984	$2,146
Commercial and industrial	2,074	1,986	1,674	488	408
Residential real estate	1,707	1,522	1,223	1,651	1,096
Home equity	184	35	10	17	47
Consumer	18	1	19	25	3
Total	6,746	5,969	3,760	3,165	3,700
Nonaccrual loans:
Commercial real estate, construction	891	921	—	—	96
Commercial real estate, other	7,220	7,357	2,306	1,756	1,890
Commercial and industrial	500	350	157	14,089	1,532
Residential real estate	2,966	2,991	3,046	3,113	2,931
Home equity	308	340	287	373	382
Consumer	30	31	31	34	—
Total	11,915	11,990	5,827	19,365	6,831
Troubled debt restructurings:
Commercial real estate, other	107	153	337	242	275
Commercial and industrial	374	377	13,854	196	196
Residential real estate	1,022	864	995	917	977
Home equity	65	79	82	84	69
Consumer	96	68	49	19	14
Total	1,664	1,541	15,317	1,458	1,531
Total nonperforming loans (NPLs)	20,325	19,500	24,904	23,988	12,062
OREO:
Commercial	597	644	1,476	1,143	1,143
Residential	82	89	90	179	405
Total	679	733	1,566	1,322	1,548
Total nonperforming assets (NPAs)	$21,004	$20,233	$26,470	$25,310	$13,610
NPLs as a percent of total loans	0.97%	0.94%	1.21%	1.19%	0.60%
NPAs as a percent of total assets	0.64%	0.62%	0.82%	0.79%	0.42%
NPAs as a percent of total loans and OREO	1.00%	0.98%	1.29%	1.25%	0.68%
Allowance for loan losses as a percent of NPLs	84.92%	86.05%	93.68%	76.05%	149.96%
The increase of $0.8 million in nonperforming loans during the first quarter of 2016 was primarily due to the increase in loans 90+ days past due and accruing, which was mainly the result of a loan moving into that classification. The increase in nonaccrual commercial real estate loans during the third quarter of 2015 was a result of a commercial real estate relationship in the skilled nursing sector being placed on nonaccrual status. The increase in nonperforming loans during the second quarter of 2015 was due to the one large commercial relationship, being placed on nonaccrual status. This relationship was restructured in the third quarter of 2015 and moved from nonaccrual status to TDR status and subsequently charged-off in the fourth quarter of 2015.
The decrease in OREO during the first quarter of 2016 was due to net sales outpacing new OREO properties being recorded. The decrease in the fourth quarter of 2015 related to the sale of an OREO property.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Non-interest-bearing deposits	$716,202	$717,939	$711,226	$681,357	$695,131
Interest-bearing deposits:
Retail certificates of deposit	439,460	448,992	461,398	480,687	494,896
Money market deposit accounts	395,022	394,119	393,472	395,788	402,257
Governmental deposit accounts	313,904	276,639	293,889	304,221	316,104
Savings accounts	434,381	414,375	404,676	410,371	406,276
Interest-bearing demand accounts	254,241	250,023	232,354	234,025	228,373
Brokered certificates of deposits	33,873	33,857	33,841	38,123	38,104
Total interest-bearing deposits	1,870,881	1,818,005	1,819,630	1,863,215	1,886,010
Total deposits	$2,587,083	$2,535,944	$2,530,856	$2,544,572	$2,581,141
Total deposits increased $51.1 million during the quarter, with the growth largely due to the increase of $37.3 million in governmental deposits and $20.0 million in savings accounts. Balances in each of these account types normally are higher in the first quarter of each year compared to the other quarters. Compared to the first quarter of 2015, period-end deposits increased $5.9 million, with the growth in non-interest-bearing deposits more than offsetting the slight decline in interest-bearing deposit balances. The increase in non-interest-bearing deposits was mainly due to growth of $22.0 million in business demand accounts. The decline in interest-bearing deposit balances was due primarily to the $59.7 million decrease in certificates of deposit, both retail and brokered, which was partially offset by growth of $28.1 million in savings accounts and $25.9 million in interest-bearing demand accounts.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Short-term borrowings:
FHLB advances	$63,000	$76,000	$40,000	$—	$—
Retail repurchase agreements	72,068	84,386	89,165	92,711	91,101
Total short-term borrowings	135,068	160,386	129,165	92,711	91,101
Long-term borrowings:
FHLB advances	66,474	66,934	69,715	70,018	70,313
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(69)	—	—	—	—
Term note payable (parent company)	—	—	—	11,978	13,174
Junior subordinated debt securities	6,783	6,736	6,685	6,637	6,587
Total long-term borrowings	113,188	113,670	116,400	128,633	130,074
Total borrowed funds	$248,256	$274,056	$245,565	$221,344	$221,175
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. In the third quarter of 2015, Peoples repaid the $12.0 million principal amount term loan then outstanding under the U.S. Bank Loan Agreement. There were no early termination fees associated with the repayment and the revolving credit loan commitment available under the U.S. Bank Loan Agreement remained outstanding. Effective March 2, 2016, Peoples terminated the U.S. Bank Loan Agreement, which had no outstanding borrowings. The only fee paid by Peoples in connection with the termination of the U.S. Bank Loan Agreement was an immaterial non-usage fee.
On March 4, 2016, Peoples entered into the RJB Credit Agreement, which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million, and in connection therewith, Peoples paid fees of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement. For more information concerning the terms of the RJB Credit Agreement, see the discussion in Note 5 of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Capital/Stockholders’ Equity
At March 31, 2016, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the CET1 ratio, Tier 1 capital ratio and Total risk-based capital ratio. At March 31, 2016, Peoples' capital conservation buffer was 6.29%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2016.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Capital Amounts:
Common Equity Tier 1	$288,787	$288,416	$287,020	$285,680	$290,511
Tier 1	295,569	295,151	293,705	292,316	297,097
Total (Tier 1 and Tier 2)	314,896	313,974	319,277	312,773	317,057
Net risk-weighted assets	$2,203,776	$2,158,713	$2,133,399	$2,079,341	$2,107,617
Capital Ratios:
Common Equity Tier 1	13.10%	13.36%	13.45%	13.74%	13.78%
Tier 1	13.41%	13.67%	13.77%	14.06%	14.10%
Total (Tier 1 and Tier 2)	14.29%	14.54%	14.97%	15.04%	15.04%
Leverage ratio	9.45%	9.52%	9.57%	9.50%	11.30%
Peoples' capital ratios decreased slightly in the first quarter of 2016, primarily due to stock repurchases of $5.0 million and an increase in net risk-weighted assets of $45.1 million.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial measures since their calculation removes the impact of goodwill and intangible assets acquired through acquisitions on the Unaudited Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for a company to incur losses but remain solvent.

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Tangible equity:
Total stockholders' equity, as reported	$428,486	$419,789	$424,760	$418,164	$419,218
Less: goodwill and other intangible assets	148,997	149,617	151,339	151,169	152,291
Tangible equity	$279,489	$270,172	$273,421	$266,995	$266,927

Tangible assets:
Total assets, as reported	$3,294,929	$3,258,970	$3,228,830	$3,210,425	$3,253,835
Less: goodwill and other intangible assets	148,997	149,617	151,339	151,169	152,291
Tangible assets	$3,145,932	$3,109,353	$3,077,491	$3,059,256	$3,101,544

Tangible book value per common share:
Tangible equity	$279,489	$270,172	$273,421	$266,995	$266,927
Common shares outstanding	18,157,932	18,404,864	18,400,809	18,391,575	18,374,256

Tangible book value per common share	$15.39	$14.68	$14.86	$14.52	$14.53

Tangible equity to tangible assets ratio:
Tangible equity	$279,489	$270,172	$273,421	$266,995	$266,927
Tangible assets	$3,145,932	$3,109,353	$3,077,491	$3,059,256	$3,101,544

Tangible equity to tangible assets	8.88%	8.69%	8.88%	8.73%	8.61%
Tangible book value per common share increased 5.9% from the prior year first quarter and 4.8% from the linked quarter. The increase from the previous year was primarily attributed to a decrease in the number of common shares outstanding. The increase from the linked quarter was due to increased earnings in the first quarter of 2016 coupled with a decrease in the number of common shares outstanding.
The increase in the tangible equity to tangible assets ratio at March 31, 2016 compared to the ratio at December 31, 2015 was due mainly to the increase in tangible equity. Tangible equity increased during the quarter largely as a result of the increase in the market value of Peoples' available-for-sale investment portfolio coupled with the current year-to-date earnings.
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

Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2015 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
300	$2,625	2.6%	$1,477	1.5%	$(81,790)	(14.0)%	$(88,774)	(15.3)%
200	2,827	2.8%	1,943	1.9%	(51,022)	(8.7)%	(57,205)	(9.9)%
100	2,372	2.4%	1,823	1.8%	(22,031)	(3.8)%	(27,036)	(4.7)%
At March 31, 2016, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2015 Form 10-K.
At March 31, 2016, Peoples had liquid assets of $152.7 million, which represented 4.2% of total assets and unfunded commitments. This amount exceeded the minimal level of $72.7 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $69.6 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Off-Balance Sheet Activities and Contractual Obligations
In the normal course of business, Peoples is a party to financial instruments with off-balance sheet risk necessary to meet the financing needs of Peoples' customers. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets. The contract amounts of these instruments express the extent of involvement Peoples has in these financial instruments.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Home equity lines of credit	$84,826	$84,148	$84,613	$84,687	$85,591
Unadvanced construction loans	70,389	77,479	73,715	64,244	74,690
Other loan commitments	245,679	233,689	224,673	216,957	213,698
Loan commitments	$400,894	$395,316	$383,001	$365,888	$373,979
Standby letters of credit	$22,376	$22,970	$22,494	$22,247	$28,879
Management does not anticipate that Peoples’ current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.
Interest Rate Swaps
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $78.6 million and fair value of $5.3 million at March 31, 2016 and a notional value of $72.2 million and fair value of $3.1 million at December 31, 2015. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on management's current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 1A.  RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2015 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2016:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2016	91,219	(1)(2)(3)	$17.71	(1)(2)(3)	84,257	$18,504,220
February 1 - 29, 2016	178,322	(1)(2)(3)	$17.64	(1)(2)(3)	169,613	15,512,703
March 1 - 31, 2016	26,400	(1)(2)	$17.92	(1)(2)	25,900	15,049,184
Total	295,941		$17.68		279,770	$15,049,184

(1)
On November 3, 2015, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. The total number of common shares purchased under this share repurchase program as of April 27, 2016 was 279,770 at an aggregate price of $5.0 million.

(2)
Information reported includes 600 common shares, 1,300 common shares and 500 common shares purchased in open market transactions during January, February and March, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Information reported includes 6,362 common shares and 7,409 common shares withheld in January and February to pay income tax or other tax liabilities associated with vested restricted common shares.
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

PEOPLES BANCORP INC.

Date:	April 28, 2016	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 28, 2016	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.*	Included as Annex A to the joint proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Exhibit Number	Description	Exhibit Location
3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010
Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

4.1(a)	Third Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective as of January 12, 2016	Incorporated herein by reference to Exhibit 4.2(c) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 0-16772) ("Peoples' 2015 Form 10-K")

4.1(b)	Fourth Amendment to Loan Agreement executed by Peoples Bancorp Inc., as Borrower, and accepted by U.S. Bank National Association, as Lender, Effective as of February 23, 2016	Incorporated herein by reference to Exhibit 4.2(d) to Peoples' 2015 Form 10-K

4.2
Notice of Removal of Administrator and Appointment of Replacement, dated February 24, 2016, delivered to Wilmington Trust Company by the continuing Administrators named therein and Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 4.9 to Peoples' 2015 Form 10-K

10.1	Credit Agreement, dated as of March 4, 2016, between Peoples Bancorp Inc., as Borrower, and Raymond James Bank, N.A., as Lender	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on March 8, 2016 (File No. 0-16772) ("Peoples' March 8, 2016 Form 8-K")

10.2	Revolving Note issued by Peoples Bancorp Inc. on March 4, 2016 to Raymond James Bank, N.A., in the maximum aggregate principal amount of $15,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' March 8, 2016 Form 8-K

10.3	Form of Change in Control Agreement to be adopted between Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2016; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to the Unaudited Consolidated Financial Statements.