Form 10-Q
period 2016-06-30
PEOPLES BANCORP INC
filed 2016-07-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,183,754 common shares, without par value, at July 27, 2016.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
(Dollars in thousands)
Assets
Cash and due from banks	$54,096	$53,663
Interest-bearing deposits in other banks	12,248	17,452
Total cash and cash equivalents	66,344	71,115
Available-for-sale investment securities, at fair value (amortized cost of $750,305 at June 30, 2016 and $780,304 at December 31, 2015)	772,618	784,701
Held-to-maturity investment securities, at amortized cost (fair value of $46,143 at June 30, 2016 and $45,853 at December 31, 2015)	44,306	45,728
Other investment securities, at cost	38,402	38,401
Total investment securities	855,326	868,830
Loans, net of deferred fees and costs	2,128,790	2,072,440
Allowance for loan losses	(17,838)	(16,779)
Net loans	2,110,952	2,055,661
Loans held for sale	4,223	1,953
Bank premises and equipment, net	52,731	53,487
Goodwill	132,631	132,631
Other intangible assets	15,340	16,986
Other assets	95,908	58,307
Total assets	$3,333,455	$3,258,970
Liabilities
Non-interest-bearing deposits	$699,695	$717,939
Interest-bearing deposits	1,833,276	1,818,005
Total deposits	2,532,971	2,535,944
Short-term borrowings	173,512	160,386
Long-term borrowings	147,980	113,670
Accrued expenses and other liabilities	41,239	29,181
Total liabilities	2,895,702	2,839,181
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2016 and December 31, 2015	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,934,758 shares issued at June 30, 2016 and 18,931,200 shares issued at December 31, 2015, including shares in treasury	343,540	343,948
Retained earnings	101,095	90,790
Accumulated other comprehensive income (loss), net of deferred income taxes	11,134	(359)
Treasury stock, at cost, 802,957 shares at June 30, 2016 and 586,686 shares at December 31, 2015	(18,016)	(14,590)
Total stockholders’ equity	437,753	419,789
Total liabilities and stockholders’ equity	$3,333,455	$3,258,970

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$23,391	$22,146	$46,357	$41,306
Interest and dividends on taxable investment securities	4,738	4,553	9,419	8,916
Interest on tax-exempt investment securities	781	806	1,561	1,402
Other interest income	11	61	27	101
Total interest income	28,921	27,566	57,364	51,725
Interest expense:
Interest on deposits	1,503	1,618	3,104	3,177
Interest on short-term borrowings	105	31	192	66
Interest on long-term borrowings	1,005	1,124	1,993	2,270
Total interest expense	2,613	2,773	5,289	5,513
Net interest income	26,308	24,793	52,075	46,212
Provision for loan losses	727	672	1,682	1,022
Net interest income after provision for loan losses	25,581	24,121	50,393	45,190
Other income:
Insurance income	3,299	3,283	7,797	7,595
Trust and investment income	2,776	2,544	5,158	4,591
Electronic banking income	2,567	2,312	5,102	4,292
Deposit account service charges	2,563	2,848	5,166	5,143
Net gain on investment securities	767	11	863	611
Mortgage banking income	265	412	425	715
Net loss on asset disposals and other transactions	(769)	(136)	(800)	(1,239)
Other non-interest income	897	527	1,773	1,098
Total other income	12,365	11,801	25,484	22,806
Other expenses:
Salaries and employee benefit costs	13,972	14,560	28,297	31,921
Net occupancy and equipment expense	2,581	3,138	5,387	5,433
Professional fees	2,123	1,808	3,582	4,255
Electronic banking expense	1,485	1,320	2,918	2,444
Data processing and software expense	1,013	1,025	1,762	1,760
Amortization of other intangible assets	1,007	1,144	2,015	1,817
Communication expense	584	592	1,212	1,094
FDIC insurance expense	540	530	1,157	954
Franchise tax expense	483	502	1,021	1,050
Marketing expense	414	1,071	812	1,716
Foreclosed real estate and other loan expenses	100	551	351	872
Other non-interest expense	2,203	2,537	4,273	8,376
Total other expenses	26,505	28,778	52,787	61,692
Income before income taxes	11,441	7,144	23,090	6,304
Income tax expense	3,479	2,231	7,133	2,080
Net income	$7,962	$4,913	$15,957	$4,224
Earnings per common share - basic	$0.44	$0.27	$0.88	$0.25
Earnings per common share - diluted	$0.44	$0.27	$0.88	$0.24
Weighted-average number of common shares outstanding - basic	17,980,797	18,116,090	18,026,272	16,965,603
Weighted-average number of common shares outstanding - diluted	18,113,812	18,253,918	18,154,260	17,094,095
Cash dividends declared	$2,904	$2,758	$5,652	$5,030
Cash dividends declared per common share	$0.16	$0.15	$0.31	$0.30

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$7,962	$4,913	$15,957	$4,224
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	6,421	(6,596)	18,750	2,287
Related tax (benefit) expense	(2,247)	2,308	(6,563)	(800)
Less: reclassification adjustment for net gain included in net income	767	11	863	611
Related tax expense	(268)	(4)	(302)	(214)
Net effect on other comprehensive income (loss)	3,675	(4,295)	11,626	1,090
Defined benefit plans:
Net gain arising during the period	2	533	2	507
Related tax expense	(1)	(186)	(1)	(177)
Amortization of unrecognized loss and service cost on benefit plans	46	30	45	62
Related tax expense	(16)	(9)	(15)	(21)
Recognition of loss due to settlement and curtailment	—	103	—	372
Related tax expense	—	(36)	—	(130)
Net effect on other comprehensive income	31	435	31	613
Cash flow hedges:
Net loss arising during the period	(252)	—	(252)	—
Related tax benefit	88	—	88	—
Net effect on other comprehensive loss	(164)	—	(164)	—
Total other comprehensive income (loss), net of tax expense	3,542	(3,860)	11,493	1,703
Total comprehensive income	$11,504	$1,053	$27,450	$5,927

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789
Net income	—	15,957	—	—	15,957
Other comprehensive income, net of tax	—	—	11,493	—	11,493
Cash dividends declared	—	(5,652)	—	—	(5,652)
Reissuance of treasury stock for common share awards	(1,245)	—	—	1,245	—
Tax expense from exercise of stock options	(3)	—	—	—	(3)
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	201	201
Repurchase of common shares in connection with employee incentive and director compensation plans	—	—	—	(316)	(316)
Common shares repurchased under share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	219	—	—	—	219
Common shares issued under compensation plan for Boards of Directors	(24)	—	—	202	178
Common shares issued under employee stock purchase plan	(18)	—	—	207	189
Stock-based compensation expense	663	—	—	—	663
Balance, June 30, 2016	$343,540	$101,095	$11,134	$(18,016)	$437,753

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$32,135	$14,216
Investing activities:
Available-for-sale investment securities:
Purchases	(65,889)	(64,105)
Proceeds from sales	30,590	47,567
Proceeds from principal payments, calls and prepayments	60,112	59,875
Held-to-maturity investment securities:
Proceeds from principal payments	1,208	762
Net increase in loans	(54,247)	(4,653)
Net expenditures for premises and equipment	(3,785)	(5,107)
Proceeds from sales of other real estate owned	141	191
Investment in bank owned life insurance	(35,000)	—
Business acquisitions, net of cash received	(244)	98,147
Investment in limited partnership and tax credit funds	(2,878)	(108)
Net cash (used in) provided by investing activities	(69,992)	132,569
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(18,244)	62,759
Net increase (decrease) in interest-bearing deposits	15,332	(80,493)
Net increase in short-term borrowings	13,126	4,434
Proceeds from long-term borrowings	55,000	—
Payments on long-term borrowings	(21,429)	(57,362)
Cash dividends paid	(5,423)	(4,785)
Purchase of treasury stock under share repurchase program	(4,965)	—
Repurchase of common shares in connection with employee incentive and director compensation plans to be held as treasury stock	(316)	(593)
Proceeds from issuance of common shares	8	—
Excess tax (expense) benefit from share-based payment awards	(3)	63
Net cash provided by (used in) financing activities	33,086	(75,977)
Net (decrease) increase in cash and cash equivalents	(4,771)	70,808
Cash and cash equivalents at beginning of period	71,115	61,454
Cash and cash equivalents at end of period	$66,344	$132,262

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2015 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2016 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2015, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2015 Form 10-K.
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
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This accounting guidance provides clarification of the collectibility criterion and when revenue would be recognized for certain contracts. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for Peoples). Management's preliminary analysis suggests that the adoption of the new accounting guidance is not expected to have a material effect on Peoples' financial condition or results of operations. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Therefore, the results of Peoples' preliminary analysis of the materiality of the adoption of the new accounting guidance may change based on the conclusions reached as to the application of the new accounting guidance.
In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value are to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the accounting guidance is adopted. For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' results of operations.
In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606) which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year (reflected below). This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples has elected to implement the new accounting guidance using a cumulative-effect approach and will adopt this new accounting guidance as required. Management's preliminary analysis suggests that the adoption of the new accounting guidance is not expected to have a material effect on Peoples' financial condition or results of operations. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the accounting guidance. Therefore, the results of Peoples' preliminary analysis of the materiality of the adoption of the new accounting guidance may change based on the conclusions reached as to the application of the new accounting guidance.
In March 2016, the FASB issued ASU 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendment is intended to resolve the diversity in practice by assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the debt instrument hosts, which is one of the criteria for bifurcating an embedded derivative. When a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the call (put) option is related to interest rates or credit risks. For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements, but it is not expected to have a material impact.
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The amendment was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU will require both finance and operating leases to be recognized on the balance sheet. The ASU will affect all companies and organizations that lease real estate. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (effective January 1, 2019, for Peoples). Peoples will adopt this new accounting guidance as required, but it is not expected to have a material impact on Peoples' consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment is intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The new ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any), from observable price changes in orderly transactions for similar investments of the same issuer. The ASU is effective for fiscal years beginning after December 15, 2019 (effective January 1, 2020, for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements which may result in an impact to the income statement on a quarterly and annual basis, as market rates fluctuate. Peoples will adopt this accounting guidance as required.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
June 30, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	114,826	—	114,826	—
Residential mortgage-backed securities	620,819	—	620,819	—
Commercial mortgage-backed securities	23,789	—	23,789	—
Bank-issued trust preferred securities	4,536	—	4,536	—
Equity securities	7,648	7,433	215	—
Total available-for-sale securities	$772,618	$7,433	$765,185	$—
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,966	$—	$2,966	$—
States and political subdivisions	114,726	—	114,726	—
Residential mortgage-backed securities	632,293	—	632,293	—
Commercial mortgage-backed securities	23,845	—	23,845	—
Bank-issued trust preferred securities	4,635	—	4,635	—
Equity securities	6,236	6,024	212	—
Total available-for-sale securities	$784,701	$6,024	$778,677	$—
Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Obligations of:
States and political subdivisions	$4,331	$—	$4,331	$—
Residential mortgage-backed securities	35,977	—	35,977	—
Commercial mortgage-backed securities	5,835	—	5,835	—
Total held-to-maturity securities	$46,143	$—	$46,143	$—
December 31, 2015
Obligations of:
States and political subdivisions	$4,221	$—	$4,221	$—
Residential mortgage-backed securities	35,196	—	35,196	—
Commercial mortgage-backed securities	6,436	—	6,436	—
Total held-to-maturity securities	$45,853	$—	$45,853	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2016, impaired loans with an aggregate outstanding principal balance of $46.5 million were measured and reported at a fair value of $38.4 million.  For the three and six months ended June 30, 2016, Peoples recognized $125,000 and $63,000 of losses on impaired loans, respectively, through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,344	$66,344	$71,115	$71,115
Investment securities	855,326	857,163	868,830	868,955
Loans (1)	2,115,175	2,083,649	2,057,614	2,018,482
Financial liabilities:
Deposits	$2,532,971	$2,537,078	$2,535,944	$2,540,131
Short-term borrowings	173,512	173,512	160,386	160,386
Long-term borrowings	147,980	152,610	113,670	117,299
Cash flow hedges (2)	288	288	—	—
(1) Includes loans held for sale
(2) For additional information, see Note 10. Financial Instruments with Off-Balance Sheet Risk
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Cash flow hedges: The fair value of cash flow hedges are recognized in the Unaudited Consolidated Balance Sheets at their fair value. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. (Level 2 inputs).

Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of:
U.S. government sponsored agencies	$995	$5	$—	$1,000
States and political subdivisions	109,767	5,059	—	114,826
Residential mortgage-backed securities	609,507	12,766	(1,454)	620,819
Commercial mortgage-backed securities	23,005	784	—	23,789
Bank-issued trust preferred securities	5,157	—	(621)	4,536
Equity securities	1,874	5,845	(71)	7,648
Total available-for-sale securities	$750,305	$24,459	$(2,146)	$772,618
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,908	$58	$—	$2,966
States and political subdivisions	111,283	3,487	(44)	114,726
Residential mortgage-backed securities	635,504	4,905	(8,116)	632,293
Commercial mortgage-backed securities	23,770	119	(44)	23,845
Bank-issued trust preferred securities	5,146	—	(511)	4,635
Equity securities	1,693	4,627	(84)	6,236
Total available-for-sale securities	$780,304	$13,196	$(8,799)	$784,701
Peoples’ investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both June 30, 2016 and December 31, 2015.  At June 30, 2016, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross gains realized	$767	$32	$863	$632
Gross losses realized	—	21	—	21
Net gain realized	$767	$11	$863	$611
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2016
Obligations of:
Residential mortgage-backed securities	$13,543	$204	8	$57,891	$1,250	23	$71,434	$1,454
Bank-issued trust preferred securities	2,094	66	1	2,443	555	3	4,537	621
Equity securities	21	1	1	106	70	1	127	71
Total	$15,658	$271	10	$60,440	$1,875	27	$76,098	$2,146
December 31, 2015
Obligations of:
States and political subdivisions	$7,662	$38	8	$213	$6	1	$7,875	$44
Residential mortgage-backed securities	303,549	3,902	76	102,090	4,214	33	405,639	8,116
Commercial mortgage-backed securities	6,682	44	3	—	—	—	6,682	44
Bank-issued trust preferred securities	2,129	19	1	2,506	492	3	4,635	511
Equity securities	438	15	2	106	69	1	544	84
Total	$320,460	$4,018	90	$104,915	$4,781	38	$425,375	$8,799
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At June 30, 2016, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2016 and December 31, 2015, were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2016, approximately 99% of the mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2016 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$995	$—	$—	$—	$995
States and political subdivisions	675	12,183	31,536	65,373	109,767
Residential mortgage-backed securities	5	14,654	40,393	554,455	609,507
Commercial mortgage-backed securities	—	3,267	16,054	3,684	23,005
Bank-issued trust preferred securities	—	—	—	5,157	5,157
Equity securities					1,874
Total available-for-sale securities	$1,675	$30,104	$87,983	$628,669	$750,305
Fair value
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$—	$1,000
States and political subdivisions	684	12,581	32,724	68,837	114,826
Residential mortgage-backed securities	5	14,721	41,262	564,831	620,819
Commercial mortgage-backed securities	—	3,383	16,676	3,730	23,789
Bank-issued trust preferred securities	—	—	—	4,536	4,536
Equity securities					7,648
Total available-for-sale securities	$1,689	$30,685	$90,662	$641,934	$772,618
Total weighted-average yield	2.96%	3.02%	2.94%	2.68%	2.74%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of:
States and political subdivisions	$3,826	$505	$—	$4,331
Residential mortgage-backed securities	34,678	1,324	(25)	35,977
Commercial mortgage-backed securities	5,802	33	—	5,835
Total held-to-maturity securities	$44,306	$1,862	$(25)	$46,143
December 31, 2015
Obligations of:
States and political subdivisions	$3,831	$394	$(4)	$4,221
Residential mortgage-backed securities	35,367	363	(534)	35,196
Commercial mortgage-backed securities	6,530	—	(94)	6,436
Total held-to-maturity securities	$45,728	$757	$(632)	$45,853
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or six months ended June 30, 2016 and 2015.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2016
Obligations of:
States and political subdivisions	$—	$—	—	$—	$—	—	$—	$—
Residential mortgage-backed securities	—	—	—	1,109	25	1	1,109	25
Commercial mortgage-backed securities	—	—	—	88	—	1	88	—
Total	$—	$—	—	$1,197	$25	2	$1,197	$25
December 31, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$319	$4	1	$319	$4
Residential mortgage-backed securities	3,706	89	2	10,040	445	2	13,746	534
Commercial mortgage-backed securities	540	4	1	5,895	90	1	6,435	94
Total	$4,246	$93	3	$16,254	$539	4	$20,500	$632
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$321	$977	$2,528	$3,826
Residential mortgage-backed securities	—	—	4,653	30,025	34,678
Commercial mortgage-backed securities	—	—	—	5,802	5,802
Total held-to-maturity securities	$—	$321	$5,630	$38,355	$44,306
Fair value
Obligations of:
States and political subdivisions	$—	$332	$1,136	$2,863	$4,331
Residential mortgage-backed securities	—	—	4,870	31,107	35,977
Commercial mortgage-backed securities	—	—	—	5,835	5,835
Total held-to-maturity securities	$—	$332	$6,006	$39,805	$46,143
Total weighted-average yield	—%	3.14%	2.23%	2.85%	2.77%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consists largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $495.3 million and $495.5 million at June 30, 2016 and December 31, 2015, respectively, and held-to-maturity investment securities with carrying values of $20.5 million and $21.4 million at June 30, 2016 and December 31, 2015, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $10.0 million and $11.1 million at June 30, 2016 and December 31, 2015, respectively, and held-to-maturity securities with carrying values of $22.8 million and $23.3 million at June 30, 2016 and December 31, 2015, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$88,672	$63,785
Commercial real estate, other	468,404	471,184
Commercial real estate	557,076	534,969
Commercial and industrial	322,512	288,130
Residential real estate	304,275	288,783
Home equity lines of credit	80,049	74,176
Consumer, indirect	205,980	165,320
Consumer, other	65,717	61,813
Consumer	271,697	227,133
Deposit account overdrafts	1,214	1,448
Total originated loans	$1,536,823	$1,414,639
Acquired loans:
Commercial real estate, construction	$10,321	$12,114
Commercial real estate, other	240,506	265,092
Commercial real estate	250,827	277,206
Commercial and industrial	55,840	63,589
Residential real estate	250,848	276,772
Home equity lines of credit	28,968	32,253
Consumer, indirect	1,136	1,776
Consumer, other	4,348	6,205
Consumer	5,484	7,981
Total acquired loans	$591,967	$657,801
Loans, net of deferred fees and costs	$2,128,790	$2,072,440
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate, other	$15,220	$16,893
Commercial and industrial	2,437	3,040
Residential real estate	24,907	27,155
Consumer	139	193
Total outstanding balance	$42,703	$47,281
Net carrying amount	$31,027	$35,064

Changes in the accretable yield for purchased credit impaired loans for the six months ended June 30, 2016 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2015	$7,042
Reclassification from nonaccretable to accretable	1,916
Accretion	(967)
Balance, June 30, 2016	$7,991
Peoples completes semi-annual re-estimations of cash flows on acquired purchased credit impaired loans in February and August of each year. The above reclassification from nonaccretable to accretable related to the re-estimation of cash flows on the acquired purchased credit impaired loan portfolios coupled with the loans performing better than expected. The majority of the reclassification related to prepayment speeds decreasing in the residential portfolio, resulting in higher total expected cash flows.
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
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $546.1 million and $554.8 million at June 30, 2016 and December 31, 2015, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $166.4 million and $195.5 million at June 30, 2016 and December 31, 2015, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$877	$921	$—	$—
Commercial real estate, other	6,711	7,041	1,377	—
Commercial real estate	7,588	7,962	1,377	—
Commercial and industrial	1,827	480	—	680
Residential real estate	3,423	3,057	74	169
Home equity lines of credit	200	321	—	—
Consumer, indirect	46	34	—	—
Consumer, other	8	58	—	1
Consumer	54	92	—	1
Total originated loans	$13,092	$11,912	$1,451	$850
Acquired loans:
Commercial real estate, other	566	469	2,605	2,425
Commercial real estate	566	469	2,605	2,425
Commercial and industrial	281	247	459	1,306
Residential real estate	1,360	798	1,347	1,353
Home equity lines of credit	278	98	—	35
Consumer, other	5	7	7	—
Total acquired loans	$2,490	$1,619	$4,418	$5,119
Total loans	$15,582	$13,531	$5,869	$5,969

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2016
Originated loans:
Commercial real estate, construction	$—	$877	$—	$877	$87,795	$88,672
Commercial real estate, other	1,688	1,988	7,414	11,090	457,314	468,404
Commercial real estate	1,688	2,865	7,414	11,967	545,109	557,076
Commercial and industrial	405	102	1,646	2,153	320,359	322,512
Residential real estate	1,546	1,949	1,010	4,505	299,770	304,275
Home equity lines of credit	151	161	42	354	79,695	80,049
Consumer, indirect	812	61	—	873	205,107	205,980
Consumer, other	230	229	—	459	65,258	65,717
Consumer	1,042	290	—	1,332	270,365	271,697
Deposit account overdrafts	—	—	—	—	1,214	1,214
Total originated loans	$4,832	$5,367	$10,112	$20,311	$1,516,512	$1,536,823
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,281	$10,321
Commercial real estate, other	837	396	2,958	4,191	236,315	240,506
Commercial real estate	837	396	2,998	4,231	246,596	250,827
Commercial and industrial	502	53	740	1,295	54,545	55,840
Residential real estate	1,518	1,642	2,177	5,337	245,511	250,848
Home equity lines of credit	—	53	206	259	28,709	28,968
Consumer, indirect	22	—	—	22	1,114	1,136
Consumer, other	18	55	7	80	4,268	4,348
Consumer	40	55	7	102	5,382	5,484
Total acquired loans	$2,897	$2,199	$6,128	$11,224	$580,743	$591,967
Total loans	$7,729	$7,566	$16,240	$31,535	$2,097,255	$2,128,790

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2015
Originated loans:
Commercial real estate, construction	$913	$—	$8	$921	$62,864	$63,785
Commercial real estate, other	7,260	1,258	379	8,897	462,287	471,184
Commercial real estate	8,173	1,258	387	9,818	525,151	534,969
Commercial and industrial	1,437	215	767	2,419	285,711	288,130
Residential real estate	3,124	1,105	1,263	5,492	283,291	288,783
Home equity lines of credit	161	7	104	272	73,904	74,176
Consumer, indirect	790	168	—	958	164,362	165,320
Consumer, other	597	82	32	711	61,102	61,813
Consumer	1,387	250	32	1,669	225,464	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$14,282	$2,835	$2,553	$19,670	$1,394,969	$1,414,639
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,074	$12,114
Commercial real estate, other	1,592	352	2,730	4,674	260,418	265,092
Commercial real estate	1,592	352	2,770	4,714	272,492	277,206
Commercial and industrial	177	232	1,553	1,962	61,627	63,589
Residential real estate	4,910	2,480	1,745	9,135	267,637	276,772
Home equity lines of credit	318	20	95	433	31,820	32,253
Consumer, indirect	23	—	—	23	1,753	1,776
Consumer, other	67	31	—	98	6,107	6,205
Consumer	90	31	—	121	7,860	7,981
Total acquired loans	$7,087	$3,115	$6,163	$16,365	$641,436	$657,801
Total loans	$21,369	$5,950	$8,716	$36,035	$2,036,405	$2,072,440
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2016
Originated loans:
Commercial real estate, construction	$87,111	$—	$877	$—	$684	$88,672
Commercial real estate, other	444,483	8,486	15,435	—	—	468,404
Commercial real estate	531,594	8,486	16,312	—	684	557,076
Commercial and industrial	285,036	31,721	5,732	—	23	322,512
Residential real estate	20,972	1,161	10,917	208	271,017	304,275
Home equity lines of credit	794	—	140	—	79,115	80,049
Consumer, indirect	97	—	1	—	205,882	205,980
Consumer, other	124	—	—	—	65,593	65,717
Consumer	221	—	1	—	271,475	271,697
Deposit account overdrafts	—	—	—	—	1,214	1,214
Total originated loans	$838,617	$41,368	$33,102	$208	$623,528	$1,536,823
Acquired loans:
Commercial real estate, construction	$10,321	$—	$—	$—	$—	$10,321
Commercial real estate, other	212,597	12,717	15,120	72	—	240,506
Commercial real estate	222,918	12,717	15,120	72	—	250,827
Commercial and industrial	53,878	109	1,657	196	—	55,840
Residential real estate	17,648	660	1,407	—	231,133	250,848
Home equity lines of credit	280	—	—	—	28,688	28,968
Consumer, indirect	81	—	—	—	1,055	1,136
Consumer, other	60	—	—	—	4,288	4,348
Consumer	141	—	—	—	5,343	5,484
Total acquired loans	$294,865	$13,486	$18,184	$268	$265,164	$591,967
Total loans	$1,133,482	$54,854	$51,286	$476	$888,692	$2,128,790

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2015
Originated loans:
Commercial real estate, construction	$62,225	$—	$913	$—	$647	$63,785
Commercial real estate, other	434,868	18,710	17,595	—	11	471,184
Commercial real estate	497,093	18,710	18,508	—	658	534,969
Commercial and industrial	259,183	23,601	5,344	—	2	288,130
Residential real estate	21,903	1,168	12,282	187	253,243	288,783
Home equity lines of credit	785	—	175	—	73,216	74,176
Consumer, indirect	94	—	3	—	165,223	165,320
Consumer, other	114	—	—	—	61,699	61,813
Consumer	208	—	3	—	226,922	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$779,172	$43,479	$36,312	$187	$555,489	$1,414,639
Acquired loans:
Commercial real estate, construction	$12,114	$—	$—	$—	$—	$12,114
Commercial real estate, other	233,630	13,866	17,521	75	—	265,092
Commercial real estate	245,744	13,866	17,521	75	—	277,206
Commercial and industrial	56,077	3,078	4,238	196	—	63,589
Residential real estate	18,027	1,409	1,786	—	255,550	276,772
Home equity lines of credit	316	—	—	—	31,937	32,253
Consumer, indirect	130	—	—	—	1,646	1,776
Consumer, other	126	—	—	—	6,079	6,205
Consumer	256	—	—	—	7,725	7,981
Total acquired loans	$320,420	$18,353	$23,545	$271	$295,212	$657,801
Total loans	$1,099,592	$61,832	$59,857	$458	$850,701	$2,072,440

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2016
Commercial real estate, construction	$937	$—	$920	$920	$—	$937	$1
Commercial real estate, other	21,013	6,718	13,991	20,709	1,286	20,390	455
Commercial real estate	$21,950	$6,718	$14,911	$21,629	$1,286	$21,327	$456
Commercial and industrial	4,555	3,261	1,195	4,456	469	3,692	101
Residential real estate	31,589	433	30,330	30,763	127	29,559	771
Home equity lines of credit	1,164	—	1,158	1,158	—	847	28
Consumer, indirect	238	—	222	222	—	153	7
Consumer, other	189	—	185	185	—	180	9
Consumer	427	—	407	407	—	333	16
Total	$59,685	$10,412	$48,001	$58,413	$1,882	$55,758	$1,372
December 31, 2015
Commercial real estate, construction	$957	$—	$957	$957	$—	$227	$3
Commercial real estate, other	23,430	6,396	12,772	19,168	1,363	13,070	815
Commercial real estate	$24,387	$6,396	$13,729	$20,125	$1,363	$13,297	$818
Commercial and industrial	5,670	1,224	4,130	5,354	351	4,049	246
Residential real estate	31,304	370	28,834	29,204	106	26,785	1,354
Home equity lines of credit	425	—	419	419	—	325	18
Consumer, indirect	118	—	103	103	—	84	—
Consumer, other	265	—	195	195	—	210	28
Consumer	383	—	298	298	—	294	28
Total	$62,169	$7,990	$47,410	$55,400	$1,820	$44,750	$2,464
At June 30, 2016, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three and six months ended June 30:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$57
Commercial and industrial	2	22	30	30
Residential real estate	1	36	36	36
Home equity lines of credit	1	11	11	11
Consumer, indirect	4	72	72	72
Consumer, other	2	12	12	12
Consumer	6	84	84	84
Total originated loans	11	210	218	218
Acquired loans:
Residential real estate	5	$519	$519	$516
Home equity lines of credit	3	179	179	177
Consumer, indirect	2	9	9	9
Consumer, other	4	21	21	21
Consumer	6	30	30	30
Total acquired loans	14	$728	$728	$723
June 30, 2015
Originated loans:
Residential real estate	2	$184	$184	$184
Home equity lines of credit	4	92	92	91
Consumer, other	2	10	10	10
Total originated loans	8	$286	$286	$285
Acquired loans:
Commercial real estate, other	1	$24	$24	$24
Residential real estate	2	35	35	35
Home equity lines of credit	1	8	8	8
Total acquired loans	4	$67	$67	$67
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Six Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$57
Commercial and industrial	6	$722	$730	$731
Residential real estate	3	120	120	120
Home equity lines of credit	1	11	11	10
Consumer, indirect	5	83	83	82
Consumer, other	4	15	15	14
Consumer	9	98	98	96
Total originated loans	20	$1,008	$1,016	$1,014
Acquired loans:
Residential real estate	10	$850	$852	$846
Home equity lines of credit	3	179	179	177
Consumer, indirect	2	10	10	10
Consumer, other	5	24	24	24
Consumer	7	34	34	34
Total acquired loans	20	$1,063	$1,065	$1,057
June 30, 2015
Originated loans:
Residential real estate	2	$184	$184	$184
Home equity lines of credit	9	308	309	306
Consumer, indirect	1	6	6	6
Consumer, other	2	10	10	10
Consumer	3	16	16	16
Total originated loans	14	$508	$509	$506
Acquired loans:
Commercial real estate, other	1	$24	$24	$24
Residential real estate	2	35	35	35
Home equity lines of credit	1	8	8	8
Total acquired loans	4	$67	$67	$67
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans for the six months ended June 30 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification.)

	June 30, 2016			June 30, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Commercial and industrial	—	$—	$—	2	196	—
Total	—	$—	$—	2	$196	$—
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
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the six months ended June 30, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539
Charge-offs	—	(1,017)	(379)	(29)	(1,047)	(334)	(2,806)
Recoveries	1,181	250	69	26	600	108	2,234
Net recoveries (charge-offs)	1,181	(767)	(310)	(3)	(447)	(226)	(572)
(Recovery of) provision for loan losses	(721)	619	349	(45)	1,223	249	1,674
Balance, June 30, 2016	$7,536	$5,234	$1,296	$684	$2,747	$144	$17,641

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,286	$469	$127	$—	$—	$—	$1,882
Loans collectively evaluated for impairment	6,250	4,765	1,169	684	2,747	144	15,759
Ending balance	$7,536	$5,234	$1,296	$684	$2,747	$144	$17,641

Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(44)	(343)	(282)	(81)	(482)	(323)	(1,555)
Recoveries	82	94	159	80	325	93	833
Net recoveries (charge-offs)	38	(249)	(123)	(1)	(157)	(230)	(722)
(Recovery of) provision for loan losses	(2,733)	3,408	(207)	45	237	272	1,022
Balance, June 30, 2015	$7,130	$7,195	$1,297	$738	$1,667	$154	$18,181

Period-end amount allocated to:
Loans individually evaluated for impairment	$286	$3,556	$6	$—	$—	$—	$3,848
Loans collectively evaluated for impairment	6,844	3,639	1,291	738	1,667	154	14,333
Ending balance	$7,130	$7,195	$1,297	$738	$1,667	$154	$18,181

The increase in the allowance for loan losses allocated to commercial real estate recorded during the first six months of 2016 compared to the same period of 2015 was related to additional provision needed for loans individually evaluated for impairment. The reduction in the allowance for loan losses allocated to commercial and industrial recorded during the first six months of 2016 compared to the same period of 2015 was driven by a decrease in the allowance needed for loans individually evaluated for impairment which was offset partially by loan growth. The changes in the residential real estate, home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during the first six months of 2016 compared to the same period in 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. As of June 30, 2016, the expected cash flows for both nonimpaired acquired loans and acquired credit impaired loans had decreased from those as of the respective acquisition dates, resulting in Peoples recording provision for loan losses with respect to those acquired loans.
The following table presents activity in the allowance for loan losses for acquired loans for the six months ended June 30:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Purchased credit impaired loans:
Balance, beginning of period	$202	$—	$240	$—
Charge-offs	(5)	—	(51)	—
Recoveries	—	—	—	—
Net charge-offs (recoveries)	(5)	—	(51)	—
Provision for loan losses	—	—	8	—
Balance, June 30	$197	$—	$197	$—

Note 5. Goodwill and Other Intangible Assets

Prior to 2016, Peoples performed its annual goodwill impairment test as of June 30. During 2016, Peoples changed its method in applying the relevant accounting principle and, therefore, will be completing the annual goodwill impairment test as of October 1 in 2016 and future periods. This voluntary change is preferable as it aligns the goodwill impairment testing with the preparation of the underlying data used in the annual test, including financial and strategic information that is prepared late in the year. This change is not intended to delay, accelerate or avoid any impairment charges. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Note 6. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$70,000	2.49%	$50,000	3.32%
FHLB amortizing, fixed-rate advances	31,214	2.02%	16,934	2.69%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
Junior subordinated debt securities	6,829	2.18%	6,736	1.83%
Unamortized debt issuance costs	(63)	—%	—	—%
Total long-term borrowings	$147,980	2.69%	$113,670	3.25%
The putable, non-amortizing, fixed-rate FHLB advances have original maturities ranging from two to eleven years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate the advances after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advances by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity. The amortizing, fixed-rate FHLB advances have a fixed rate for the term of the loan, with maturities ranging from two to fifteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the second quarter of 2016, Peoples executed transactions to take advantage of the low interest rates, which included:
•Peoples restructured $20.0 million of borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.
•Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.
•Peoples entered into three forward starting interest rate swaps during the second quarter of 2016 to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2023 and 2025. These swaps will replace $30.0 million in borrowings that mature in 2018, which have interest rates ranging from 3.65% to 3.92%.
Additional information regarding Peoples' interest rate swaps can be found in Note 10 of the Notes to the Unaudited Consolidated Financial Statements.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs.
On March 6, 2015, Peoples acquired NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due in 2037 (the "junior subordinated debt securities"). At the acquisition date, junior subordinated debt securities with a fair value of $6.6 million were held in a statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Unaudited Consolidated Financial Statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement"), with Raymond James Bank, N.A. ("Raymond James") which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15 million revolving credit loan to Peoples, (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the RJB Loan Commitment.
The RJB Credit Agreement is unsecured. However, the RJB Credit Agreement contains negative covenants which preclude Peoples from: (i) taking any action which could, directly or indirectly, decrease Peoples' ownership (alone or together with any of Peoples' subsidiaries) interest in Peoples Bank (Peoples' Ohio state-chartered subsidiary bank) or any of Peoples Bank's subsidiaries to a level below the percentage of equity interests held as of March 4, 2016; (ii) taking any action to or allowing Peoples Bank or any of Peoples Bank's subsidiaries to take any action to directly or indirectly create, assume, incur, suffer or permit to exist any pledge, encumbrance, security interest, assignment, lien or charge of any kind or character on the equity interests of Peoples Bank or any of Peoples Bank's subsidiaries; or (iii) taking any action to or allow Peoples Bank or any of Peoples Bank's subsidiaries to sell, transfer, issue, reissue or exchange, or grant any option with respect to, any equity interest of Peoples Bank or any of Peoples Bank's subsidiaries. There are also negative covenants limiting the actions which may be taken with respect to the authorization or issuance of additional shares of any class of equity interests of Peoples Bank or any of Peoples Bank's subsidiaries or the grant to any person other than Raymond James Bank of any proxy for existing equity interests of Peoples Bank or any of Peoples Bank's subsidiaries.
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
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six months ending December 31, 2016	$2,824	2.08%
Year ending December 31, 2017	5,545	1.77%
Year ending December 31, 2018	64,971	3.54%
Year ending December 31, 2019	13,508	1.27%
Year ending December 31, 2020	10,564	2.04%
Thereafter	50,568	2.23%
Total long-term borrowings	$147,980	2.69%

Note 7. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2016:

	Common Shares	Treasury Stock
Shares at December 31, 2015	18,931,200	586,686
Changes related to stock-based compensation awards:
Release of restricted common shares	—	13,892
Cancellation of restricted common shares	(7,312)	—
Grant of restricted common shares	—	(53,000)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	3,981
Reissuance of treasury stock	—	(10,424)
Common shares repurchased under share repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	10,870	—
Common shares issued under compensation plan for Boards of Directors	—	(8,771)
Common shares issued under employee stock purchase plan	—	(9,177)
Shares at June 30, 2016	18,934,758	802,957
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2016, Peoples had no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$2,869	$(3,228)	$—	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(561)	—	—	(561)
Other comprehensive income, net of reclassifications and tax	12,187	31	(164)	12,054
Balance, June 30, 2016	$14,495	$(3,197)	$(164)	$11,134

Note 8.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples’ policy is to fund the cost of the health benefits as they arise.
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$109	$109	$219	$224
Expected return on plan assets	(146)	(121)	(246)	(251)
Amortization of net loss	48	31	48	64
Settlement of benefit obligation	—	103	—	372
Net periodic cost	$11	$122	$21	$409

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$1	$1	$2	$2
Amortization of net loss	(2)	(1)	(3)	(2)
Net periodic benefit	$(1)	$—	$(1)	$—

There were no settlement charges recorded in the three or six months ended June 30, 2016 under the noncontributory defined benefit pension plan.
Note 9.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Distributed earnings allocated to common shareholders	$2,877	$2,726	$5,592	$4,969
Undistributed earnings (loss) allocated to common shareholders	5,050	2,154	10,297	(787)
Net earnings allocated to common shareholders	$7,927	$4,880	$15,889	$4,182

Weighted-average common shares outstanding	17,980,797	18,116,090	18,026,272	16,965,603
Effect of potentially dilutive common shares	133,015	137,828	127,988	128,492
Total weighted-average diluted common shares outstanding	18,113,812	18,253,918	18,154,260	17,094,095

Earnings per common share:
Basic	$0.44	$0.27	$0.88	$0.25
Diluted	$0.44	$0.27	$0.88	$0.24

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	30,703	44,045	31,739	48,614
Note 10.  Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples’ known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples’ assets or liabilities. Peoples manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples’ fair value of the derivative financial instrument was $6.9 million in an asset position and $7.2 million in a liability position at June 30, 2016, and there was $3.1 million in an asset position and $3.1 million in a liability position at December 31, 2015.
Cash Flow Hedges of Interest Rate Risk
Peoples’ objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2016, Peoples had three interest rate swaps with a notional value of $30 million associated with Peoples’s cash outflows for various FHLB advances.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income ("AOCI") (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction.
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 25 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples’ variable-rate assets or liabilities. During the quarter ended June 30, 2016, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no amount will be reclassified as an increase in interest expense.
The amount of accumulated other comprehensive pre-tax loss for Peoples’s cash flow hedges were $252,000 for the three and six months ended June 30, 2016, and no pre-tax net losses were recorded for the three and six months ended June 30, 2015. Additionally, Peoples had no reclassifications to earnings in the three or six months ended June 30, 2016 or June30, 2015.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $187.6 million and fair value of $6.9 million of equally offsetting assets and liabilities at June 30, 2016 and a notional value of $144.4 million and fair value of $3.1 million of equally offsetting assets and liabilities at December 31, 2015. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 11.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since 2009, Peoples has granted restricted common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes the changes to Peoples' stock options for the six months ended June 30, 2016:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	20,310	$28.83
Expired	18,310	28.74
Outstanding at June 30	2,000	$29.79	0.2 years	$—
Exercisable at June 30	2,000	$29.79	0.2 years	$—

The following table summarizes Peoples’ stock options outstanding at June 30, 2016:

	Options Outstanding & Exercisable
Exercise Price	Common Shares Subject to Options Outstanding & Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$29.79	2,000	0.2 years	$29.79
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the six months ended June 30, 2016:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	17,748	$25.86
Forfeited	779	26.44
Outstanding at June 30	16,969	$25.79	1.1 years	$—
Exercisable at June 30	16,969	$25.79	1.1 years	$—

The following table summarizes Peoples’ SARs outstanding at June 30, 2016:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	1.1 years
$23.77	8,541	1.5 years
$29.25	6,428	0.5 years
Total	16,969	1.1 years
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2016, Peoples granted an aggregate of 35,500 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. In the second quarter of 2016, Peoples granted, to certain key employees, an aggregate of 17,500 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.

The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2016:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	30,734	$21.76	158,763	$22.86
Awarded	17,500	21.69	35,500	17.86
Released	334	21.52	41,028	21.74
Forfeited	2,000	21.92	5,312	23.24
Outstanding at June 30	45,900	$21.73	147,923	$21.96

For the six months ended June 30, 2016, the total intrinsic value of restricted common shares released was $0.7 million compared to $1.7 million at June 30, 2015.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Total stock-based compensation expense	$324	$461	$663	$1,026
Recognized tax benefit	(113)	(161)	(232)	(359)
Net expense recognized	$211	$300	$431	$667
Total unrecognized stock-based compensation expense related to unvested awards was $2.1 million at June 30, 2016, which will be recognized over a weighted-average period of 2.0 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
SIGNIFICANT RATIOS (a)
Return on average stockholders' equity	7.45%	4.69%	7.52%	2.19%
Return on average assets	0.97%	0.61%	0.98%	0.28%
Net interest margin	3.57%	3.46%	3.55%	3.46%
Efficiency ratio (b)	65.08%	74.19%	64.67%	84.83%
Pre-provision net revenue to total average assets (c)	1.48%	0.99%	1.51%	0.54%
Average stockholders' equity to average assets	13.01%	13.04%	12.98%	13.00%
Average loans to average deposits	82.25%	77.96%	81.84%	79.61%
Investment securities as percentage of total assets (d)	25.66%	25.61%	25.66%	25.61%
Dividend payout ratio	36.47%	56.14%	35.42%	119.08%
ASSET QUALITY RATIOS (a)
Nonperforming loans as a percent of total loans (d)(e)	1.01%	1.19%	1.01%	1.19%
Nonperforming assets as a percent of total assets (d)(e)	0.66%	0.79%	0.66%	0.79%
Nonperforming assets as a percent of total loans and other real estate owned (d)(e)	1.04%	1.25%	1.04%	1.25%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)	1.16%	1.42%	1.16%	1.42%
Allowance for loan losses as a percent of nonperforming loans (d)(e)	83.16%	76.05%	83.16%	76.05%
Provision for loan losses as a percent of average total loans	0.14%	0.13%	0.16%	0.11%
Net charge-offs as a percentage of average total loans (annualized)	0.03%	0.11%	0.06%	0.07%
CAPITAL RATIOS (a)(d)
Common Equity Tier 1 risk-based capital (f)	13.03%	13.74%	13.03%	13.74%
Tier 1	13.33%	14.06%	13.33%	14.06%
Total (Tier 1 and Tier 2)	14.23%	15.04%	14.23%	15.04%
Tier 1 leverage	9.56%	9.50%	9.56%	9.50%
Tangible equity to tangible assets (g)	9.10%	8.73%	9.10%	8.73%
PER COMMON SHARE DATA (a)
Earnings per common share – basic	$0.44	$0.27	$0.88	$0.25
Earnings per common share – diluted	0.44	0.27	0.88	0.24
Cash dividends declared per common share	0.16	0.15	0.31	0.30
Book value per common share (d)	24.07	22.74	24.07	22.74
Tangible book value per common share (d)(g)	$15.93	$14.52	$15.93	$14.52
Weighted-average number of common shares outstanding – basic	17,980,797	18,116,090	18,026,272	16,965,603
Weighted-average number of common shares outstanding – diluted	18,113,812	18,253,918	18,154,260	17,094,095
Common shares outstanding at end of period	18,185,708	18,391,575	18,185,708	18,391,575

(a)	For the six months ended June 30, 2015, the acquisition of NB&T is reflected beginning March 6, 2015.

(b)
Total other expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus non-interest income (which excludes gains or losses on investment securities, asset disposals and other transactions). Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Efficiency Ratio”.

(c)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found under the caption “Pre-Provision Net Revenue”.

(d)	Data presented as of the end of the period indicated.

(e)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(f)	Peoples' capital conservation buffer was 6.23% at June 30, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.

(g)
These amounts represent non-GAAP financial measures since they exclude other intangible assets and goodwill. Additional information regarding the calculation of these measures can be found under the caption “Capital/Stockholders’ Equity”.

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

(1)
Peoples' ability to complete the conversion of Peoples' core banking system (including the related operating systems, data systems and products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with such conversion.

(2)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(3)	Peoples' ability to integrate any future acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(4)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(5)
local, regional, national and international economic conditions and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

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

(9)
adverse changes in the economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union (including uncertainty created by the June 23, 2016 referendum by British voters to exit the European Union), Asia, and other areas, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;

(10)
legislative or regulatory changes or actions, promulgated and to be promulgated thereunder by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

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
Peoples offers diversified financial products and services through 81 financial service locations, including 73 full-service bank branches, and 81 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI") and the Federal Reserve Bank of Cleveland. Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau and the FDIC. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking for consumers and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary, employee benefit plans and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2016, which were unchanged from the policies disclosed in Peoples’ 2015 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
In the fourth quarter of 2016, Peoples will be converting its core banking systems (including the related operating systems, data systems and products). Peoples anticipates one-time costs associated with the conversion of approximately $1.2 million. The costs recorded in the second quarter of 2016 were $90,000 with the remaining costs to be recorded in the remaining quarters of 2016. The conversion will support Peoples' future growth, and will provide efficiencies for the back-office areas.

◦
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the second quarter of 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into three forward starting interest rate swaps during the second quarter of 2016 to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2023 and 2025. These swaps will replace $30.0 million in borrowings that mature in 2018, which have interest rates ranging from 3.65% to 3.92%.

◦	On June 8, 2016, Peoples purchased $35.0 million in bank owned life insurance ("BOLI").

◦	During the second quarter of 2016, Peoples sold $28.9 million of available-for-sale securities with a weighted average yield of 2.14%, for a gain of $767,000.

◦
Effective March 2, 2016, Peoples terminated the U.S. Bank Loan Agreement dated as of December 18, 2012, as amended. As of the termination date, Peoples had no outstanding borrowings under the U.S. Bank Loan Agreement. Peoples paid an immaterial non-usage fee in connection with the termination of the U.S. Bank Loan Agreement.

◦
On March 4, 2016, Peoples entered into a Credit Agreement (the "RBJ Credit Agreement") with Raymond James Bank, N.A., which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million, for the purpose of: (i) to the extent that any amounts remained then outstanding, paying off the $15 million revolving line of credit to Peoples pursuant to the U.S. Bank Loan Agreement; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement.

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

◦
In the first quarter and six months ended June 30, 2015, Peoples recorded $9.0 million and $9.8 million of non-core acquisition expenses, respectively. The non-core charges included $4.0 million and $4.3 million of salaries and employee benefit costs, $3.6 million and $3.8 million of other non-interest expense, and $1.4 million and $1.7 million of professional fees, respectively.

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

◦
Market participants have been speculating on when the Federal Reserve might follow up its December 2015 rate increase with more tightening of monetary policy. Additional rate increases were widely anticipated earlier in the year. However, global developments have dampened these expectations. Great Britain voters recently opted to exit the European Union which caused a spike in market volatility. Also, it is estimated that over $10 trillion in sovereign debt is now trading at negative yields. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts to Peoples' operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended June 30, 2016 of $8.0 million, or $0.44 per diluted common share, compared to $4.9 million, or $0.27 per diluted common share, a year ago and net income of $8.0 million, or $0.44 per diluted common share, in the first quarter of 2016. On a year-to-date basis, net income was $16.0 million, or $0.88 per diluted share, compared to $4.2 million, or $0.24 per diluted share, for the same period in 2015. The increased earnings for all periods was related to the increases in net interest income and other income, and a decrease in expenses, which was partially offset by the increased provision for loan losses.
Net interest income was $26.3 million in the second quarter of 2016, compared to $24.8 million for the second quarter of 2015 and $25.8 million for the first quarter of 2016, while net interest margin was 3.57%, 3.46% and 3.53%, respectively. For the six months ended June 30, 2016, net interest income was $52.1 million, compared to $46.2 million for the same period in 2015.
The increase in net interest margin from prior periods was driven primarily by an increase in average earning assets due to loan growth, coupled with the continued shift in the mix of deposits from high cost funding to core deposits. The accretion income, net of amortization expense, from acquisitions added 11 basis points to net interest margin in the second quarter of 2016, compared to 15 basis points for the second quarter of 2015 and12 basis points for the linked quarter. On a year-to-date basis, net of amortization expense, from acquisitions added 11 basis points to net interest margin for the first six months of 2016 compared to 17 basis points for the first six months of 2015. For the six months ended June 30, 2016, net interest income and net interest margin improved due to the NB&T acquisition which closed on March 6, 2015, coupled with loan growth. Additionally, the sustained shift in the mix of the balance sheet, for both assets and liabilities, continued to improve net interest margin.
Peoples' provision for loan losses for each of the three months ended June 30, 2016 and June 30, 2015 was $0.7 million, compared to $1.0 million for the first quarter of 2016. Asset quality metrics, in general, improved during the second quarter of 2016, net charge-offs decreased to $150,000, compared to $580,000 for the second quarter of 2015 and $473,000 for the first quarter of 2016. The annualized net charge-off rate for the second quarter of 2016 was 0.04%, compared to 0.11% for the second quarter of 2015, and 0.09% for the first quarter of 2016. The provision for loan losses recorded in 2016 was primarily driven by loan growth experienced during the quarter. The allowance for loan losses increased to $17.8 million, compared to $16.8 million at December 31, 2015. The ratio of the allowance for loan losses as a percent of originated loans was 1.16% at June 30, 2016, relatively flat from 1.17% at March 31, 2016.

For the second quarter of 2016, total other income increased $564,000, or 5%, compared to second quarter of 2015, and decreased $754,000, or 6%, from the linked quarter. The growth in total other income compared to the second quarter of 2015 was due primarily to the increase in trust and investment income, electronic banking income and other income, which was due to the additional income attributed to the BOLI insurance policies purchased in June 2016. Additionally, recoveries received on acquired loans that were fully charged-off prior to acquisition. The decrease from the linked quarter was primarily due to the annual performance-based insurance income of $1.6 million, which was recognized in the first quarter of 2016.
Total other expenses for the second quarter of 2016 were $26.5 million, compared to $28.8 million during the second quarter of 2015 and $26.3 million for the first quarter of 2016. Total other expenses decreased from second quarter of 2015 due largely to the $1.0 million of NB&T acquisition costs recorded during the second quarter of 2015. Total other expenses increased slightly from linked quarter due primarily to increases in professional fees and data processing and software expenses, which were partially offset by reductions in salaries and employee benefit costs, and net occupancy and equipment expense. Total other expenses for the second quarter and year-to-date period of 2015 included acquisition costs of $1.0 million and $10.3 million, respectively; and pension settlement charges of $0.1 million and $0.4 million, respectively. Peoples' number of full time equivalent employees declined to 803 at June 30, 2016, compared to 821 at March 31, 2016 and 831 at June 30, 2015. Beginning in the second quarter of 2016, non-core charges include one-time costs associated with the conversion of Peoples' core banking system (including the related operating systems, data systems and products). These costs are expected to be approximately $1.1 million for the remainder of 2016, with the conversion taking place in the fourth quarter of 2016.
Peoples' efficiency ratio, calculated as total other expense less amortization of other intangible assets divided by fully taxable equivalent ("FTE") net interest income for the second quarter of 2016 was 65.08%, compared to 74.19% for the second quarter of 2015 and 64.26% for the linked quarter. The higher efficiency ratio in the second quarter of 2016 compared to the linked quarter was primarily due to slightly higher non-interest expense of 1% while revenue was flat. On a year-to-date basis, the efficiency ratio was 64.67% compared to 84.83% for the six months ended 2015. The improvements in the 2016 efficiency ratio versus 2015 were primarily due to increased revenues coupled with decreases in expenses.
At June 30, 2016, total assets were $3.3 billion, up $74.5 million or 2% from year-end 2015. The increase was primarily the result of increases in loans balances, net of deferred fees and costs, of $56.4 million, or 6% annualized growth, and an increase of $35.0 million in BOLI, offset partially by a decrease in investment securities. The increase in loans was driven primarily by organic growth of $22.1 million in commercial real estate loans, coupled with a $44.6 million increase in consumer loan balances. The decrease in investment securities was due to a sale of $28.9 million of available-for-sale securities for a gain of $767,000.
Total liabilities were $2.9 billion at June 30, 2016, up $56.5 million since year-end 2015. The increase in liabilities was primarily due to a 17%, or $47.4 million, increase in total borrowed funds. Total non-interest bearing deposits decreased 3%, or $18.2 million, and interest-bearing deposits increased $15.3 million from December 31, 2015. The decline in deposits during the second quarter of 2016 was due to decreases in certificates of deposit, brokered deposits and non-interest-bearing deposits of $33.6 million, $15.3 million, and $16.5 million, respectively, while seasonal fluctuations contributed to the $13.3 million decline in governmental deposits.
At June 30, 2016, total stockholders' equity was $437.8 million, up $18.0 million since December 31, 2015. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Common Equity Tier 1 risk-based capital ratio was 13.03% at June 30, 2016 compared to 13.36% at December 31, 2015. The tier 1 risk-based capital ratio was 13.33% at June 30, 2016, versus 13.67% at December 31, 2015, while the total risk-based capital ratio was 14.23% versus 14.54% at December 31, 2015. In addition, Peoples' tangible equity to tangible asset ratio was 9.10%, and tangible book value per common share was $15.93 at June 30, 2016, versus 8.69% and $14.68 at December 31, 2015, respectively. The slight decline in Peoples' capital ratios from December 31, 2015, was due primarily to an increase of risk-weighted assets, which was the result of growth in loans, BOLI and lower income housing investments coupled with stock repurchases totaling $5.0 million.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,073	$11	0.49%	$12,436	$16	0.52%	$94,376	$57	0.25%
Long-term investments	—	—	—%	—	—	—%	1,345	4	1.19%
Investment Securities (1):
Taxable	765,153	4,783	2.50%	763,136	4,726	2.48%	722,969	4,599	2.54%
Nontaxable (2)	111,893	1,201	4.29%	112,508	1,200	4.27%	115,212	1,241	4.31%
Total investment securities	877,046	5,984	2.73%	875,644	5,926	2.71%	838,181	5,840	2.79%
Loans (2)(3):
Commercial real estate, construction	91,510	871	3.77%	80,202	781	3.86%	59,297	637	4.25%
Commercial real estate, other	721,714	8,341	4.57%	736,036	8,492	4.58%	736,194	8,194	4.40%
Commercial and industrial	373,220	4,017	4.26%	356,375	3,695	4.11%	325,393	3,386	4.12%
Residential real estate (4)	562,565	6,106	4.34%	565,514	6,166	4.36%	573,041	6,355	4.44%
Home equity lines of credit	107,919	1,203	4.48%	106,968	1,190	4.49%	102,897	1,235	4.81%
Consumer	265,072	2,890	4.39%	246,644	2,685	4.39%	203,176	2,385	4.71%
Total loans	2,122,000	23,428	4.39%	2,091,739	23,009	4.38%	1,999,998	22,192	4.41%
Less: Allowance for loan losses	(17,362)			(16,845)			(17,918)
Net loans	2,104,638	23,428	4.43%	2,074,894	23,009	4.42%	1,982,080	22,192	4.45%
Total earning assets	2,990,757	29,423	3.92%	2,962,974	28,951	3.90%	2,915,982	28,093	3.84%
Intangible assets	148,464			149,528			151,736
Other assets	167,435			160,133			152,205
Total assets	$3,306,656			$3,272,635			$3,219,923
Deposits:
Savings accounts	$438,368	$58	0.05%	$421,797	$56	0.05%	$407,713	$55	0.05%
Governmental deposit accounts	302,852	146	0.19%	298,685	147	0.20%	307,535	165	0.22%
Interest-bearing demand accounts	251,773	46	0.07%	251,341	45	0.07%	234,602	48	0.08%
Money market accounts	400,286	165	0.17%	398,515	160	0.16%	397,217	158	0.16%
Brokered deposits	29,542	273	3.73%	33,875	315	3.75%	38,114	354	3.73%
Retail certificates of deposit	431,075	815	0.76%	454,224	878	0.78%	489,604	838	0.69%
Total interest-bearing deposits	1,853,896	1,503	0.33%	1,858,437	1,601	0.35%	1,874,785	1,618	0.35%
Borrowed Funds:
Short-term FHLB advances	71,165	75	0.42%	57,956	54	0.38%	—	—	—%
Retail repurchase agreements	71,723	30	0.17%	77,733	33	0.17%	76,242	31	0.16%
Total short-term borrowings	142,888	105	0.29%	135,689	87	0.26%	76,242	31	0.16%
Long-term FHLB advances	71,686	534	3.00%	66,631	524	3.18%	70,116	545	3.12%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	367	3.67%	40,000	367	3.67%
Other borrowings	6,741	104	6.10%	6,739	97	5.76%	19,775	212	4.24%
Total long-term borrowings	118,427	1,005	3.40%	113,370	988	3.50%	129,891	1,124	3.47%
Total borrowed funds	261,315	1,110	1.70%	249,059	1,075	1.74%	206,133	1,155	2.25%
Total interest-bearing liabilities	2,115,211	2,613	0.50%	2,107,496	2,676	0.51%	2,080,918	2,773	0.53%
Non-interest-bearing deposits	726,066			710,297			690,483
Other liabilities	35,307			31,299			28,709
Total liabilities	2,876,584			2,849,092			2,800,110
Total stockholders’ equity	430,072			423,543			419,813
Total liabilities and stockholders’ equity	$3,306,656			$3,272,635			$3,219,923
Interest rate spread		$26,810	3.42%		$26,275	3.39%		$25,320	3.31%
Net interest margin			3.57%			3.53%			3.46%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

	For the Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,754	$27	0.50%	$78,704	$94	0.24%
Other long-term investments	—	—	—%	1,345	7	1.05%
Investment Securities (1):
Taxable	764,145	9,510	2.49%	698,594	9,006	2.58%
Nontaxable (2)	112,200	2,402	4.28%	99,848	2,157	4.32%
Total investment securities	876,345	11,912	2.72%	798,442	11,163	2.80%
Loans (2) (3):
Commercial real estate, construction	85,856	1,652	3.81%	52,299	1,125	4.28%
Commercial real estate, other	728,875	16,833	4.57%	668,192	15,189	4.52%
Commercial and industrial	364,797	7,711	4.18%	309,672	6,582	4.23%
Residential real estate (4)	564,039	12,271	4.35%	538,887	11,950	4.44%
Home equity lines of credit	107,444	2,393	4.48%	94,293	2,090	4.47%
Consumer	255,858	5,575	4.38%	195,826	4,461	4.59%
Total loans	2,106,869	46,435	4.41%	1,859,169	41,397	4.45%
Less: Allowance for loan losses	(17,103)			(17,903)
Net loans	2,089,766	46,435	4.42%	1,841,266	41,397	4.49%
Total earning assets	2,976,865	58,374	3.90%	2,719,757	52,661	3.87%
Intangible assets	148,996			136,729
Other assets	162,608			136,853
Total assets	$3,288,469			$2,993,339
Deposits:
Savings accounts	$430,082	$114	0.05%	$367,274	$98	0.05%
Governmental deposit accounts	300,769	293	0.20%	259,836	289	0.22%
Interest-bearing demand accounts	251,557	91	0.07%	208,109	87	0.08%
Money market accounts	399,401	326	0.16%	373,965	298	0.16%
Brokered deposits	31,708	588	3.74%	38,273	706	3.72%
Retail certificates of deposit	442,649	1,692	0.77%	467,227	1,699	0.73%
Total interest-bearing deposits	1,856,166	3,104	0.34%	1,714,684	3,177	0.37%
Borrowed Funds:
Short-term FHLB advances	64,560	129	0.40%	3,414	3	0.18%
Retail repurchase agreements	74,728	63	0.17%	77,097	63	0.16%
Total short-term borrowings	139,288	192	0.28%	80,511	66	0.16%
Long-term FHLB advances	69,159	1,059	3.08%	95,964	1,170	2.46%
Wholesale repurchase agreements	40,000	733	3.67%	40,000	729	3.65%
Other borrowings	6,740	201	5.90%	18,025	371	4.09%
Total long-term borrowings	115,899	1,993	3.45%	153,989	2,270	2.96%
Total borrowed funds	255,187	2,185	1.72%	234,500	2,336	2.00%
Total interest-bearing liabilities	2,111,353	5,289	0.50%	1,949,184	5,513	0.57%
Non-interest-bearing deposits	718,181			620,788
Other liabilities	32,127			34,171
Total liabilities	2,861,661			2,604,143
Common equity	426,808			389,196
Total liabilities and stockholders’ equity	$3,288,469			$2,993,339
Interest rate spread		$53,085	3.40%		$47,148	3.30%
Net interest margin			3.55%			3.46%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
							June 30, 2016
	Three Months Ended June 30, 2016 Compared to						Compared to
(Dollars in thousands)	March 31, 2016			June 30, 2015			June 30, 2015
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(1)	$(4)	$(5)	$197	$(243)	$(46)	$144	$(211)	$(67)
Other long-term investments	—	—	—	(2)	(2)	(4)	(3)	(4)	(7)
Investment Securities (2):
Taxable	44	13	57	(449)	633	184	458	46	504
Nontaxable	29	(28)	1	(4)	(36)	(40)	218	27	245
Total investment income	73	(15)	58	(453)	597	144	676	73	749
Loans (2):
Commercial real estate, construction	(108)	198	90	(434)	668	234	(344)	871	527
Commercial real estate, other	93	(244)	(151)	940	(793)	147	169	1,475	1,644
Commercial and industrial	144	178	322	119	512	631	(206)	1,335	1,129
Residential real estate	(28)	(32)	(60)	(134)	(115)	(249)	(551)	872	321
Home equity lines of credit	2	11	13	(301)	269	(32)	5	298	303
Consumer	4	201	205	(979)	1,484	505	(576)	1,690	1,114
Total loan income	107	312	419	(789)	2,025	1,236	(1,503)	6,541	5,038
Total interest income	179	293	472	(1,047)	2,377	1,330	(686)	6,399	5,713
INTEREST EXPENSE:
Deposits:
Savings accounts	(1)	3	2	(5)	8	3	(3)	19	16
Government deposit accounts	(10)	9	(1)	(16)	(3)	(19)	(80)	84	4
Interest-bearing demand accounts	1	—	1	(18)	16	(2)	(28)	32	4
Money market accounts	4	1	5	6	1	7	7	21	28
Brokered certificates of deposit	(2)	(40)	(42)	(1)	(80)	(81)	6	(124)	(118)
Retail certificates of deposit	(18)	(45)	(63)	371	(394)	(23)	170	(177)	(7)
Total deposit cost	(26)	(72)	(98)	337	(452)	(115)	72	(145)	(73)
Borrowed funds:
Short-term borrowings	6	12	18	4	70	74	8	118	126
Long-term borrowings	(130)	147	17	356	(475)	(119)	901	(1,178)	(277)
Total borrowed funds cost	(124)	159	35	360	(405)	(45)	909	(1,060)	(151)
Total interest expense	(150)	87	(63)	697	(857)	(160)	981	(1,205)	(224)
Net interest income	$329	$206	$535	$(1,744)	$3,234	$1,490	$(1,667)	$7,604	$5,937
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Net interest income, as reported	$26,308	$25,767	$24,793	$52,075	$46,212
Taxable equivalent adjustments	502	508	527	1,010	936
Fully tax-equivalent net interest income	$26,810	$26,275	$25,320	$53,085	$47,148
Net interest income increased 2.0% in the second quarter of 2016 compared to the linked quarter and increased 5.9% compared to the prior year second quarter. During the second quarter of 2016, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $0.9 million related to the acquired loans purchased in 2012 or thereafter in a business combination, which added 11 basis points to net interest margin, compared to $1.0 million, or 12 basis points, during the linked quarter and $1.1 million, or 15 basis points, during the prior year second quarter.
The net interest margin, excluding the impact of amortization and accretion from the acquisitions completed, improved 4 basis points compared to the linked quarter. Funding costs decreased 1 basis points during the second quarter of 2016 compared to the linked quarter and decreased 3 basis points from the prior year second quarter. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Loan losses	575	858	500	1,433	$750
Checking account overdrafts	$152	$97	$172	$249	$272
Provision for loan losses	$727	$955	$672	$1,682	$1,022
As a percentage of average total loans (a)	0.14%	0.18%	0.13%	0.16%	0.11%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision recorded in the current quarter and linked quarter was primarily due to recent loan growth and reduced net charge-off activity. The provision for loan losses recorded during the second quarter of 2015 was primarily due to an increase in nonperforming assets due to a commercial relationship that was placed on nonaccrual status. During the first six months of 2016, net charge-offs remained below the long-term historical averages.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Net loss on other real estate owned	$—	$(1)	$(73)	$(1)	$(81)
Net loss on debt extinguishment	(707)	—	—	(707)	(520)
Net loss on bank premises and equipment	(97)	(30)	(63)	(127)	(638)
Net gain on other	35	—	—	35	—
Net loss on asset disposals and other transactions	$(769)	$(31)	$(136)	$(800)	$(1,239)
The net loss on debt extinguishment during the second quarter of 2016 was related to the prepayment of $20.0 million of FHLB advances. The net loss on bank premises and equipment during the second quarter of 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements. The net loss on bank premises and equipment during the first quarter of 2016 was due mainly to the sale of two closed branches. The net loss on other real estate owned ("OREO") during the second quarter of 2015 was due to the sale of one OREO property and the write-off of another OREO property. The net loss on bank premises and equipment for the second quarter of 2015 was due mainly to a write-off of obsolete fixed assets and the write-down of a closed office location that is available for sale. Also, during the six months ended 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances and a loss on bank premises and equipment due to asset write-offs associated with the NB&T acquisition.
Non-Interest Income
Insurance income comprised the largest portion of second quarter 2016 non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Property and casualty insurance commissions	$2,672	$2,448	$2,665	$5,120	$5,077
Performance-based commissions	49	1,580	30	1,629	1,493
Life and health insurance commissions	479	419	474	898	855
Credit life and A&H insurance commissions	9	9	26	18	27
Other fees and charges	90	42	88	132	143
Total insurance income	$3,299	$4,498	$3,283	$7,797	$7,595
The decrease in revenue for the second quarter of 2016 compared to the linked quarter was due to timing of performance-based commissions. The majority of performance-based commissions is generally recorded in the first quarter of each year and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Overdraft and non-sufficient funds fees	$1,895	$1,806	$2,259	$3,701	$3,909
Account maintenance fees	585	561	521	1,146	972
Other fees and charges	83	236	68	319	262
Total deposit account service charges	$2,563	$2,603	$2,848	$5,166	$5,143

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
Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the second quarter of 2016, compared to the prior year second quarter, electronic banking income grew 11%. The growth in electronic banking income year-over-year was 19%. These increases were primarily due to increased volume of debit card transactions and ATM surcharges due partly to the NB&T acquisition.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Fiduciary	$1,989	$1,661	$1,838	$3,650	$3,330
Brokerage	787	721	706	1,508	1,261
Total trust and investment income	$2,776	$2,382	$2,544	$5,158	$4,591

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
(Dollars in thousands)
Trust assets under management	$1,280,004	$1,254,824	$1,275,253	$1,261,112	$1,303,792
Brokerage assets under management	729,519	706,314	664,153	621,242	641,412
Total managed assets	$2,009,523	$1,961,138	$1,939,406	$1,882,354	$1,945,204
Quarterly average	$1,992,856	$1,935,108	$1,928,308	$1,926,070	$1,929,579
Mortgage banking income increased 66% compared to the linked quarter, due to increased sales of loans in the secondary market. Peoples sold approximately $15.7 million of loans to the secondary market in the second quarter of 2016, compared to $19.7 million in the second quarter of 2015 and $6.0 million in the linked quarter of 2016. In the first six months of 2016, Peoples sold approximately $21.8 million of loans to the secondary market compared to $32.6 million in the first six months of 2015.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately one-half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Base salaries and wages	$9,820	$9,837	$10,080	$19,657	$22,353
Sales-based and incentive compensation	2,006	1,803	1,725	3,809	3,553
Employee benefits	1,347	1,548	1,634	2,895	3,215
Stock-based compensation	325	338	461	663	1,026
Deferred personnel costs	(519)	(425)	(430)	(944)	(687)
Payroll taxes and other employment costs	993	1,224	1,090	2,217	2,461
Total salaries and employee benefit costs	$13,972	$14,325	$14,560	$28,297	$31,921
Full-time equivalent employees:
Actual at end of period	803	821	831	803	831
Average during the period	813	817	838	814	778

For the three months ended June 30, 2016, total salaries and employee benefit costs decreased $588,000 compared to the prior year second quarter and $353,000 from the linked quarter 2016. The decrease from the prior year and linked quarter related to a decrease in average full-time equivalent employees. The decrease from the prior year-to-date period related to severance and retention payouts associated with the NB&T acquisition which were included in base salaries and wages in 2015.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Depreciation	$1,197	$1,239	$1,139	$2,436	$2,101
Repairs and maintenance costs	574	652	851	1,225	1,429
Net rent expense	239	229	222	468	433
Property taxes, utilities and other costs	571	686	926	1,258	1,470
Total net occupancy and equipment expense	$2,581	$2,806	$3,138	$5,387	$5,433
Professional fees increased $315,000 during the second quarter of 2016 compared to the prior year second quarter and the linked quarter. These increases were partially due to charges related to annual trust client tax preparation, fees for outsourced services and the completion of a consulting engagement. Professional fees decreased for the first six months of 2016 compared to the prior year-to-date, mainly due to the decrease in acquisition-related activities. Professional fees of $1.7 million were incurred as a result of acquisition-related activities in the first six months of 2015 compared to no such professional fees in the six months of 2016. This decrease in acquisition-related fees was partially offset by the expansion of Peoples' branch structure as a result of the NB&T acquisition.

Electronic banking expense, which is comprised of bankcard, internet and mobile banking costs, has increased from the prior year second quarter and linked quarter, and from the prior year-to-date. The increases from the prior periods were largely related to a higher volume of transactions completed by customers and additional services provided. The increase in the electronic banking expense was directionally consistent with the growth in electronic banking income.

Marketing expense decreased $657,000 and $904,000 from the prior year quarter and prior year-to-date, respectively, related to the timing of the NB&T acquisition and additional marketing campaigns in the new market areas in the prior year quarter and first six months of 2015.

Foreclosed real estate and other loan expenses for the second quarter of 2016 decreased $451,000 from the prior year second quarter and $151,000 from the linked quarter and for the first six months of 2016 decreased $521,000 from the prior year-to-date. The decreases primarily related to higher loan production and deferral of the loan origination costs.

Other non-interest expense decreased $3.6 million for the first six months in 2016 compared to the first six months in 2015. The decrease was driven by $3.9 million of acquisition-related costs incurred in the 2015 period, which included de-conversion costs.
Income Tax Expense (Benefit)
For the six months ended June 30, 2016, Peoples recorded income tax expense of $7.1 million, for an effective tax rate of 30.9%. Peoples' current estimate of the effective tax rate for the entire year of 2016 is between 30.0% and 32.0%. In comparison, Peoples recorded an income tax expense of $2.1 million for the same period in 2015, which included the tax impact of acquisition-related costs that are not tax deductible of approximately $160,000, for an effective tax rate of 33.0%.
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported for income before taxes in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30,
(Dollars in thousands)				2016	2015
Pre-Provision Net Revenue:
Income before income taxes	$11,441	$11,649	$7,144	$23,090	$6,304
Add: provision for loan losses	727	955	672	1,682	1,022
Add: loss on debt extinguishment	707	—	—	707	520
Add: net loss on loans held-for-sale and OREO	—	1	73	1	81
Add: net loss on bank premises and equipment	97	30	63	127	638
Less: net gain on securities transactions	767	96	11	863	611
Less: gain on other assets	35	—	—	35	—
Pre-provision net revenue	$12,170	$12,539	$7,941	$24,709	$7,954
Total average assets	$3,306,656	$3,272,635	$3,219,923	$3,288,469	$2,993,339
Pre-provision net revenue to total average assets (a)	1.48%	1.54%	0.99%	1.51%	0.54%
(a) Presented on an annualized basis.
PPNR for the second quarter of 2016 was higher than the second quarter of 2015 due largely to the increased revenue and decreased expenses, as reported. The second quarter of 2016 was slightly lower than the linked quarter primarily due to slightly lower revenues coupled with higher expenses. PPNR for the first six months of 2016 increased compared to the prior year-to-date period due largely to a reduction in acquisition-related costs.

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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in $000’s)	2016	2016	2015	2016	2015

Efficiency ratio:
Total other expenses	$26,505	$26,282	$28,778	$52,787	$61,692
Less: Amortization of intangible assets	$1,007	$1,008	$1,144	$2,015	$1,817
Adjusted total other expense	25,498	25,274	27,634	50,772	59,875
Total non-interest income	12,367	13,054	11,926	25,421	23,434
Net interest income	26,308	25,767	24,793	52,075	46,212
Add: Fully tax-equivalent adjustment	$502	$508	$527	$1,010	$936
Net interest income on a fully taxable-equivalent basis	$26,810	$26,275	$25,320	$53,085	$47,148
Adjusted revenue	$39,177	$39,329	$37,246	$78,506	$70,582
Efficiency ratio	65.08%	64.26%	74.19%	64.67%	84.83%

The decreases in the efficiency ratio in the first and second quarter of 2016, compared to the second quarter of 2015, were primarily due to increased revenues coupled with decreases in expenses. The slight increase in the efficiency ratio in the second quarter of 2016 compared to the linked quarter was primarily due to slightly higher non-interest expense of 1% while revenue was flat. Management continues to target an efficiency ratio of 65% absent acquisition-related costs and other non-core charges, such as pension settlement charges. The decrease in the efficiency ratio in the six months ended 2016, compared to the six months ended of 2015, were primarily due to increased revenues coupled with decreases in expenses.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2016, Peoples' interest-bearing deposits in other banks decreased from December 31, 2015, as excess cash was utilized to purchase additional investments and fund loan growth. These balances included $5.0 million of excess cash reserves being maintained at the Federal Reserve Bank at June 30, 2016, compared to $2.7 million at March 31, 2016 and $8.7 million at December 31, 2015. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2016, Peoples' total cash and cash equivalents decreased $4.8 million, as cash used in investing activities was $70.0 million, which exceeded cash provided by financing and operating activities of $33.1 million and $32.1 million, respectively. Peoples' investing activities reflected a $54.2 million net increase in loans and $35.0 million in BOLI, offset partially by $24.8 million in proceeds from investment activities. The proceeds from the investment portfolio included sales and principal payments, which outpaced purchases. Financing activities included a net increase in borrowings of $46.7 million offset by cash dividends paid of $5.4 million, purchase of treasury stock of $5.0 million and a decrease in deposits of $3.0 million.
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

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$1,000	$2,004	$2,966	$2,993	$3,934
States and political subdivisions	114,826	114,328	114,726	115,249	114,213
Residential mortgage-backed securities	620,819	650,674	632,293	639,327	579,701
Commercial mortgage-backed securities	23,789	24,258	23,845	24,348	27,200
Bank-issued trust preferred securities	4,536	4,330	4,635	4,776	4,668
Equity securities	7,648	6,600	6,236	6,592	6,504
Total fair value	$772,618	$802,194	$784,701	$793,285	$736,220
Total amortized cost	$750,305	$785,544	$780,304	$780,609	$730,632
Net unrealized gain	$22,313	$16,650	$4,397	$12,676	$5,588
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,826	$3,828	$3,831	$3,833	$3,836
Residential mortgage-backed securities	34,678	35,005	35,367	35,712	36,084
Commercial mortgage-backed securities	5,802	6,033	6,530	6,854	7,563
Total amortized cost	$44,306	$44,866	$45,728	$46,399	$47,483

Other investment securities, at cost	$38,402	$38,402	$38,401	$38,496	$38,496

Total investment portfolio:
Amortized cost	$794,611	$830,410	$826,032	$827,008	$778,115
Carrying value	$855,326	$885,462	$868,830	$878,180	$822,199
In the second quarter of 2016, the carrying value of investments decreased $30.1 million from the linked quarter, due primarily to the sale of $28.9 million of available-for-sale securities.
At June 30, 2016, the investment portfolio was 25.7% of total assets, compared to 25.6% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Total fair value	$3,640	$4,046	$4,201	$6,556	$8,351
Total amortized cost	$3,843	$4,244	$4,331	$6,546	$8,322
Net unrealized (loss) gain	$(203)	$(198)	$(130)	$10	$29

Management continues to reinvest the principal runoff from the non-agency securities into U.S. agency investments, which accounted for the decline in the past year. At June 30, 2016, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Gross originated loans:
Commercial real estate, construction	$88,672	$69,499	$63,785	$68,798	$50,168
Commercial real estate, other	468,404	471,998	471,184	429,120	449,154
Commercial real estate	557,076	541,497	534,969	497,918	499,322
Commercial and industrial	322,512	308,649	288,130	288,697	256,080
Residential real estate	304,275	302,512	288,783	282,863	263,095
Home equity lines of credit	80,049	76,959	74,176	71,620	67,384
Consumer, indirect	205,980	182,428	165,320	152,110	137,862
Consumer, other	65,717	63,168	61,813	61,284	58,444
Consumer	271,697	245,596	227,133	213,394	196,306
Deposit account overdrafts	1,214	2,083	1,448	1,317	3,263
Total originated loans	$1,536,823	$1,477,296	$1,414,639	$1,355,809	$1,285,450
Gross acquired loans:
Commercial real estate, construction	$10,321	$11,882	$12,114	$12,278	$11,220
Commercial real estate, other	240,506	256,201	265,092	281,510	293,378
Commercial real estate	250,827	268,083	277,206	293,788	304,598
Commercial and industrial	55,840	59,161	63,589	68,759	71,013
Residential real estate	250,848	263,237	276,772	288,269	302,673
Home equity lines of credit	28,968	30,742	32,253	34,147	36,607
Consumer, indirect	1,136	1,369	1,776	1,883	2,329
Consumer, other	4,348	5,227	6,205	7,590	9,363
Consumer	5,484	6,596	7,981	9,473	11,692
Total acquired loans (a)	$591,967	$627,819	$657,801	$694,436	$726,583
Total loans	$2,128,790	$2,105,115	$2,072,440	$2,050,245	$2,012,033
Percent of loans to total loans:
Commercial real estate, construction	4.7%	3.9%	3.7%	4.0%	3.1%
Commercial real estate, other	33.2%	34.5%	35.5%	34.5%	36.8%
Commercial real estate	37.9%	38.4%	39.2%	38.5%	39.9%
Commercial and industrial	17.8%	17.5%	17.0%	17.4%	16.3%
Residential real estate	26.1%	26.9%	27.3%	27.9%	28.1%
Home equity lines of credit	5.1%	5.1%	5.1%	5.2%	5.2%
Consumer, indirect	9.7%	8.8%	8.0%	7.5%	7.0%
Consumer, other	3.3%	3.2%	3.3%	3.4%	3.3%
Consumer	13.0%	12.0%	11.3%	10.9%	10.3%
Deposit account overdrafts	0.1%	0.1%	0.1%	0.1%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$380,741	$383,531	$390,398	$387,200	$392,625

(a)	Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
In the second quarter of 2016, period-end total loan balances increased $23.7 million, or 4% annualized, compared to March 31, 2016. Period-end total loan balances increased $116.8 million, or 6%, compared to June 30, 2015. Indirect lending balances continued to be a key component of loan growth as they increased $23.3 million, or 51% annualized, during the quarter, and increased 48% annualized compared to December 31, 2015.
Commercial loans grew $8.9 million, or 3% annualized, from the linked quarter, with increases in commercial and industrial loans of $10.5 million being partially offset by a decrease of $1.7 million in commercial real estate loans during the quarter. Commercial loans grew primarily from an increase in commercial and industrial loans of $51.3 million, or 16%, compared to June 30, 2015. Commercial and industrial loans also grew $26.6 million, or 15% annualized, compared to December 31, 2015.

Consumer loans increased $61.5 million, or 7% annualized, mostly driven by higher indirect lending activity. Indirect lending continues to comprise a larger portion of the consumer loan portfolio and was 22% at June 30, 2016, compared to 20% at March 31, 2016, 18% at December 31, 2015 and 16% at June 30, 2015. In addition, commercial and industrial loan balances comprised 32% of the commercial portfolio at June 30, 2016, compared to 31% at March 31, 2016, 30% at December 31, 2015 and 29% at June 30, 2015.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2016:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$45,294	$50,802	$96,096	52.8%
Mixed commercial use facilities:
Owner occupied	3,622	6,738	10,360	5.7%
Non-owner occupied	4,054	9,083	13,137	7.2%
Total mixed commercial use facilities	7,676	15,821	23,497	12.9%
Assisted living facilities and nursing homes	9,601	9,400	19,001	10.4%
Residential property	6,499	3,924	10,423	5.7%
Light Industrial	9,079	—	9,079	5.0%
Retail facilities	3,872	74	3,946	2.2%
Other	16,972	3,027	19,999	11.0%
Total commercial real estate, construction	$98,993	$83,048	$182,041	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$31,963	$1,139	$33,102	4.5%
Non-owner occupied	45,373	165	45,538	6.2%
Total office buildings and complexes	77,336	1,304	78,640	10.7%
Apartment complexes	60,448	2	60,450	8.2%
Mixed commercial use facilities:
Owner occupied	32,504	834	33,338	4.5%
Non-owner occupied	21,660	276	21,936	3.0%
Total mixed commercial use facilities	54,164	1,110	55,274	7.5%
Retail facilities:
Owner occupied	19,398	1,770	21,168	2.9%
Non-owner occupied	31,848	1,028	32,876	4.5%
Total retail facilities	51,246	2,798	54,044	7.4%
Lodging and lodging related	42,411	2,115	44,526	6.1%
Light industrial facilities:
Owner occupied	35,575	86	35,661	4.9%
Non-owner occupied	2,763	—	2,763	0.4%
Total light industrial facilities	38,338	86	38,424	5.3%
Assisted living facilities and nursing homes	29,404	250	29,654	4.0%
Warehouse facilities	20,920	527	21,447	2.9%
Residential property:
Owner occupied	907	1,525	2,432	0.3%
Non-owner occupied	12,113	2,273	14,386	2.0%
Total residential facilities	13,020	3,798	16,818	2.3%
Restaurant:
Owner occupied	15,834	—	15,834	2.2%
Non-owner occupied	1,248	—	1,248	0.2%
Total restaurant facilities	17,082	—	17,082	2.4%
Other	304,541	12,298	316,839	43.2%
Total commercial real estate, other	$708,910	$24,288	$733,198	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both June 30, 2016 and December 31, 2015.

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

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Commercial real estate	7,536	7,492	7,076	7,437	7,130
Commercial and industrial	5,234	5,295	5,382	11,487	7,195
Total commercial	12,770	12,787	12,458	18,924	14,325
Residential real estate	1,296	1,258	1,257	1,179	1,297
Home equity lines of credit	684	733	732	777	738
Consumer	2,747	2,156	1,971	1,803	1,667
Deposit account overdrafts	144	125	121	154	154
Originated allowance for loan losses	17,641	17,059	16,539	22,837	18,181
Purchased credit impaired loan losses	197	202	240	303	—
Nonimpaired acquired loans	—	—	—	103	—
Acquired allowance for loan losses	197	202	240	406	—
Allowance for loan losses	$17,838	$17,261	$16,779	$23,243	$18,181
As a percent of originated loans, net of deferred fees and costs	1.16%	1.17%	1.19%	1.71%	1.41%
The decrease in the coverage of allowance for loan losses from September 30, 2015 was due to the specific reserve on the one commercial loan relationship that was charged-off in the fourth quarter of 2015. The coverage of allowance for loan losses at June 30, 2016 was relatively unchanged from December 31, 2015.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Gross charge-offs:
Commercial real estate, other	$—	$28	$120	$137	$34
Commercial and industrial	6	1,012	13,150	83	343
Residential real estate	234	168	94	255	96
Home equity lines of credit	19	10	9	35	23
Consumer	425	622	484	387	295
Deposit account overdrafts	171	163	209	243	180
Total gross charge-offs	855	2,003	14,066	1,140	971
Recoveries:
Commercial real estate, other	17	1,164	13	8	27
Commercial and industrial	250	—	5	—	81
Residential real estate	40	29	108	47	44
Home equity lines of credit	19	7	12	27	65
Consumer	341	260	189	242	139
Deposit account overdrafts	38	70	37	41	35
Total recoveries	705	1,530	364	365	391
Net (recoveries) charge-offs:
Commercial real estate, other	(17)	(1,136)	107	129	7
Commercial and industrial	(244)	1,012	13,145	83	262
Residential real estate	194	139	(14)	208	52
Home equity lines of credit	—	3	(3)	8	(42)
Consumer	84	362	295	145	156
Deposit account overdrafts	133	93	172	202	145
Total net charge-offs	$150	$473	$13,702	$775	$580
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	—%	(0.22)%	0.02%	0.02%	—%
Commercial and industrial	(0.05)%	0.19%	2.53%	0.02%	0.05%
Residential real estate	0.04%	0.03%	—%	0.04%	0.01%
Home equity lines of credit	—%	—%	—%	—%	(0.01)%
Consumer	0.01%	0.07%	0.06%	0.03%	0.03%
Deposit account overdrafts	0.03%	0.02%	0.03%	0.04%	0.03%
Total	0.03%	0.09%	2.64%	0.15%	0.11%
Net charge-offs were below Peoples' historical rate of 20 to 30 basis points in 2016. Peoples recorded net charge-offs of $150,000 for the three months ended June 30, 2016, resulting in an annualized net charge-off rate of three basis points. The commercial and industrial loan recovery during the second quarter of 2016 was due to a single commercial relationship that was previously charged-off. The commercial real estate loan recovery during the first quarter of 2016 was due to a $1.0 million recovery on a relationship that was previously charged-off. During the fourth quarter of 2015, Peoples recorded a $13.1 million charge-off of one commercial and industrial loan relationship. These factors have an impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Loans 90+ days past due and accruing:
Commercial real estate, other	$3,982	$2,763	$2,425	$834	$984
Commercial and industrial	459	2,074	1,986	1,674	488
Residential real estate	1,421	1,707	1,522	1,223	1,651
Home equity	—	184	35	10	17
Consumer, other	7	18	1	19	25
Total	5,869	6,746	5,969	3,760	3,165
Nonaccrual loans:
Commercial real estate, construction	877	891	921	—	—
Commercial real estate, other	7,154	7,220	7,357	2,306	1,756
Commercial and industrial	1,714	500	350	157	14,089
Residential real estate	3,429	2,966	2,991	3,046	3,113
Home equity	426	308	340	287	373
Consumer, other	—	30	31	31	34
Total	13,600	11,915	11,990	5,827	19,365
Troubled debt restructurings:
Commercial real estate, other	123	107	153	337	242
Commercial and industrial	394	374	377	13,854	196
Residential real estate	1,354	1,022	864	995	917
Home equity	52	65	79	82	84
Consumer, indirect	46	82	34	36	19
Consumer, other	13	14	34	13	—
Total	1,982	1,664	1,541	15,317	1,458
Total nonperforming loans (NPLs)	21,451	20,325	19,500	24,904	23,988
OREO:
Commercial	597	597	644	1,476	1,143
Residential	82	82	89	90	179
Total	679	679	733	1,566	1,322
Total nonperforming assets (NPAs)	$22,130	$21,004	$20,233	$26,470	$25,310
NPLs as a percent of total loans	1.01%	0.97%	0.94%	1.21%	1.19%
NPAs as a percent of total assets	0.66%	0.64%	0.62%	0.82%	0.79%
NPAs as a percent of total loans and OREO	1.04%	1.00%	0.98%	1.29%	1.25%
Allowance for loan losses as a percent of NPLs	83.16%	84.92%	86.05%	93.68%	76.05%
The increase of $1.1 million in total nonperforming assets during the second quarter of 2016 compared to the first quarter of 2016 was primarily due to one commercial real estate loan being moved from loans 90+ days past due and accruing to nonaccrual status. The increase of $0.8 million in total nonperforming assets during the first quarter of 2016 was primarily due to the increase in loans 90+ days past due and accruing, which was mainly the result of a loan moving into that classification. The decrease in total nonperforming assets in the fourth quarter of 2015 related to a charge off that previously moved from nonaccrual status in the second quarter of 2015 to TDR status in the third quarter of 2015.
The decrease in OREO during the first quarter of 2016 and fourth quarter of 2015 was due to net sales outpacing new OREO properties being recorded.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Non-interest-bearing deposits	$699,695	$716,202	$717,939	$711,226	$681,357
Interest-bearing deposits:
Retail certificates of deposit	418,748	439,460	448,992	461,398	480,687
Money market deposit accounts	401,828	395,022	394,119	393,472	395,788
Governmental deposit accounts	300,639	313,904	276,639	293,889	304,221
Savings accounts	438,952	434,381	414,375	404,676	410,371
Interest-bearing demand accounts	252,119	254,241	250,023	232,354	234,025
Brokered certificates of deposits	20,990	33,873	33,857	33,841	38,123
Total interest-bearing deposits	1,833,276	1,870,881	1,818,005	1,819,630	1,863,215
Total deposits	$2,532,971	$2,587,083	$2,535,944	$2,530,856	$2,544,572
Total deposits decreased $54.1 million during the second quarter of 2016, with decreases of $33.6 million in retail and brokered certificates of deposit, $16.5 million of non-interest-bearing deposits and $13.3 million of governmental deposit accounts. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail certificates of deposit ("CDs") and brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The decreases in governmental deposit accounts during the second quarter of 2016 and previous quarters in 2015 were due to normal seasonal declines, as the balances typically increase annually during the first quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Short-term borrowings:
FHLB advances	$103,000	$63,000	$76,000	$40,000	$—
Retail repurchase agreements	70,512	72,068	84,386	89,165	92,711
Total short-term borrowings	173,512	135,068	160,386	129,165	92,711
Long-term borrowings:
FHLB advances	101,214	66,474	66,934	69,715	70,018
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(63)	(69)	—	—	—
Term note payable (parent company)	—	—	—	—	11,978
Junior subordinated debt securities	6,829	6,783	6,736	6,685	6,637
Total long-term borrowings	147,980	113,188	113,670	116,400	128,633
Total borrowed funds	$321,492	$248,256	$274,056	$245,565	$221,344
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the second quarter of 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into three forward starting interest rate swaps during the second quarter of 2016 to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2023 and 2025. These swaps will replace $30.0 million in borrowings that mature in 2018, which have interest rates ranging from 3.65% to 3.92%.
Additional information regarding Peoples' interest rate swaps can be found in Note 10 of the Notes to the Unconsolidated Financial Statements.
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
Capital/Stockholders’ Equity
At June 30, 2016, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, tier 1 capital ratio and total risk-based capital ratio. At June 30 2016, Peoples' had a capital buffer of 6.23%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2016.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Capital Amounts:
Common Equity Tier 1	$295,148	$288,787	$288,416	$287,020	$285,680
Tier 1	301,977	295,569	295,151	293,705	292,316
Total (Tier 1 and Tier 2)	322,413	314,896	313,974	319,277	312,773
Net risk-weighted assets	$2,265,022	$2,203,776	$2,158,713	$2,133,399	$2,079,341
Capital Ratios:
Common Equity Tier 1	13.03%	13.10%	13.36%	13.45%	13.74%
Tier 1	13.33%	13.41%	13.67%	13.77%	14.06%
Total (Tier 1 and Tier 2)	14.23%	14.29%	14.54%	14.97%	15.04%
Leverage ratio	9.56%	9.45%	9.52%	9.57%	9.50%
Peoples' capital ratios decreased slightly from the linked quarter due primarily to an increase of $61.2 million in risk-weighted assets, which was the result of growth in loans, BOLI and lower income housing investments. The decrease of capital ratios from December 2015 to March 31, 2016, was primarily due to stock repurchases of $5.0 million coupled with an increase in net risk-weighted assets of $45.1 million of loan growth. There was no stock repurchased in the second quarter of 2016. Peoples continues to be well above the amounts required to be considered "well capitalized" under applicable banking regulations.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial measures since their calculation removes the impact of goodwill and other intangible assets acquired through acquisitions on the Unaudited Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for a company to incur losses but remain solvent.

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Tangible equity:
Total stockholders' equity, as reported	$437,753	$428,486	$419,789	$424,760	$418,164
Less: goodwill and other intangible assets	147,971	148,997	149,617	151,339	151,169
Tangible equity	$289,782	$279,489	$270,172	$273,421	$266,995

Tangible assets:
Total assets, as reported	$3,333,455	$3,294,929	$3,258,970	$3,228,830	$3,210,425
Less: goodwill and other intangible assets	147,971	148,997	149,617	151,339	151,169
Tangible assets	$3,185,484	$3,145,932	$3,109,353	$3,077,491	$3,059,256

Tangible book value per common share:
Tangible equity	$289,782	$279,489	$270,172	$273,421	$266,995
Common shares outstanding	18,185,708	18,157,932	18,404,864	18,400,809	18,391,575

Tangible book value per common share	$15.93	$15.39	$14.68	$14.86	$14.52

Tangible equity to tangible assets ratio:
Tangible equity	$289,782	$279,489	$270,172	$273,421	$266,995
Tangible assets	$3,185,484	$3,145,932	$3,109,353	$3,077,491	$3,059,256

Tangible equity to tangible assets	9.10%	8.88%	8.69%	8.88%	8.73%
The increase in the tangible equity to tangible assets ratio at June 30, 2016 compared to the ratio at March 31, 2016 was due mainly to the increase in the tangible equity. Tangible equity increased during the first and second quarters of 2016, largely as a result of the increase in the market value of Peoples' available-for-sale investment portfolio coupled with the current year-to-date earnings.
Tangible book value per common share increased 9.7% from the prior year second quarter and 3.5% from the linked quarter. The increase from the previous year was primarily attributed to a decrease in the number of common shares outstanding. The increase from the linked quarter was due to an increase in the market value of Peoples' available-for-sale investment portfolio coupled with current year-to-date earnings.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
300	$2,885	2.9%	$1,477	1.5%	$(66,111)	(11.2)%	$(88,774)	(15.3)%
200	3,091	3.1%	1,943	1.9%	(39,526)	(6.7)%	(57,205)	(9.9)%
100	2,492	2.5%	1,823	1.8%	(14,976)	(2.5)%	(27,036)	(4.7)%
At June 30, 2016, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' consolidated balance sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps in the second quarter of 2016, as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2016, Peoples had three interest rate swaps with a notional value of $30 million associated with Peoples’ cash outflows related to various FHLB advances.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2015 Form 10-K.
At June 30, 2016, Peoples had liquid assets of $190.4 million, which represented 5.2% of total assets and unfunded commitments. This amount exceeded the minimal level of $73.4 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $71.5 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Home equity lines of credit	$85,139	$84,826	$84,148	$84,613	$84,687
Unadvanced construction loans	88,342	70,389	77,479	73,715	64,244
Other loan commitments	242,914	245,679	233,689	224,673	216,957
Loan commitments	$416,395	$400,894	$395,316	$383,001	$365,888
Standby letters of credit	$22,065	$22,376	$22,970	$22,494	$22,247
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
The United Kingdom's exit from the European Union could adversely affect our business.
The referendum held in the United Kingdom (the "U.K.") on June 23, 2016 resulted in a determination that the U.K. should exit the European Union ("EU"). Such an exit from the European Union is unprecedented and it is unclear how the U.K.'s access to the EU single market, and the wider trading, legal and regulatory environment in which Peoples, its customers and its counterparties operate, will be impacted and how this will affect Peoples' and its business and the global macroeconomic environment. The uncertainty surrounding the terms of the U.K.'s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect Peoples' business, including revenues from trading and investment banking activities and results of operations and financial condition.
The accounting treatment of the interest rate swaps entered into by Peoples in the second quarter of 2016 as part of its interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2016, Peoples had three interest rate swaps with a notional value of $30.0 million. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances and their expected replacement dates.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.2 million. As of June 30, 2016, Peoples has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.
There have been no other material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2015 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2016:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2016	220	(2)	$20.27	(2)	—	$15,049,184
May 1 - 31, 2016	—		$—		—	15,049,184
June 1 - 30, 2016	521	(2)(3)	$22.10	(2)(3)	—	15,049,184
Total	741		$21.55		—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended June 30, 2016.

(2)
Information reported includes 220 common shares and 400 common shares purchased in open market transactions during April and June, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Information reported includes 121 common shares withheld in June to pay income tax or other tax liabilities associated with vested restricted common shares.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 69.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 28, 2016	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 28, 2016	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.*	Included as Annex A to the joint proxy statement/prospectus which forms a part of the Registration Statement on Form S-4 of Peoples Bancorp Inc. ("Peoples") (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1	Change in Control Agreement between Peoples Bancorp Inc. and Robyn Stevens (adopted June 17, 2016)*	Filed herewith

10.2	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2016; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to the Unaudited Consolidated Financial Statements.