Form 10-Q
period 2016-09-30
PEOPLES BANCORP INC
filed 2016-10-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,195,658 common shares, without par value, at October 26, 2016.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
(Dollars in thousands)
Assets
Cash and due from banks	$54,745	$53,663
Interest-bearing deposits in other banks	13,090	17,452
Total cash and cash equivalents	67,835	71,115
Available-for-sale investment securities, at fair value (amortized cost of $743,878 at September 30, 2016 and $780,304 at December 31, 2015)	762,143	784,701
Held-to-maturity investment securities, at amortized cost (fair value of $45,145 at September 30, 2016 and $45,853 at December 31, 2015)	43,662	45,728
Other investment securities, at cost	38,443	38,401
Total investment securities	844,248	868,830
Loans, net of deferred fees and costs	2,169,208	2,072,440
Allowance for loan losses	(18,219)	(16,779)
Net loans	2,150,989	2,055,661
Loans held for sale	4,715	1,953
Bank premises and equipment, net	54,854	53,487
Goodwill	132,631	132,631
Other intangible assets	14,374	16,986
Other assets	93,939	58,307
Total assets	$3,363,585	$3,258,970
Liabilities
Non-interest-bearing deposits	$745,468	$717,939
Interest-bearing deposits	1,829,989	1,818,005
Total deposits	2,575,457	2,535,944
Short-term borrowings	162,807	160,386
Long-term borrowings	147,563	113,670
Accrued expenses and other liabilities	37,121	29,181
Total liabilities	2,922,948	2,839,181
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2016 and December 31, 2015	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,936,214 shares issued at September 30, 2016 and 18,931,200 shares issued at December 31, 2015, including shares in treasury	343,954	343,948
Retained earnings	105,975	90,790
Accumulated other comprehensive income (loss), net of deferred income taxes	8,547	(359)
Treasury stock, at cost, 794,857 shares at September 30, 2016 and 586,686 shares at December 31, 2015	(17,839)	(14,590)
Total stockholders’ equity	440,637	419,789
Total liabilities and stockholders’ equity	$3,363,585	$3,258,970

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$23,493	$22,870	$69,850	$64,176
Interest and dividends on taxable investment securities	4,456	4,484	13,875	13,400
Interest on tax-exempt investment securities	771	800	2,332	2,202
Other interest income	10	24	37	125
Total interest income	28,730	28,178	86,094	79,903
Interest expense:
Interest on deposits	1,427	1,539	4,531	4,716
Interest on short-term borrowings	109	42	301	108
Interest on long-term borrowings	1,071	1,061	3,064	3,331
Total interest expense	2,607	2,642	7,896	8,155
Net interest income	26,123	25,536	78,198	71,748
Provision for loan losses	1,146	5,837	2,828	6,859
Net interest income after provision for loan losses	24,977	19,699	75,370	64,889
Other income:
Insurance income	3,137	3,275	10,934	10,870
Deposit account service charges	2,833	2,922	7,999	8,065
Electronic banking income	2,765	2,241	7,867	6,533
Trust and investment income	2,692	2,497	7,850	7,088
Commercial loan swap fee income	569	135	997	284
Bank owned life insurance income	491	174	911	428
Mortgage banking income	427	212	852	927
Net loss on asset disposals and other transactions	(224)	(51)	(1,024)	(1,290)
Net (loss) gain on investment securities	(1)	62	862	673
Other non-interest income	624	450	1,549	1,145
Total other income	13,313	11,917	38,797	34,723
Other expenses:
Salaries and employee benefit costs	14,584	13,572	42,881	45,493
Net occupancy and equipment expense	2,768	2,840	8,155	8,273
Professional fees	1,661	1,287	5,243	5,542
Electronic banking expense	1,650	1,408	4,568	3,852
Amortization of other intangible assets	1,008	1,127	3,023	2,944
Data processing and software expense	741	910	2,503	2,670
FDIC insurance expense	549	562	1,706	1,516
Franchise tax expense	529	502	1,550	1,552
Communication expense	518	628	1,730	1,722
Foreclosed real estate and other loan expenses	189	159	540	1,031
Marketing expense	380	459	1,192	2,175
Other non-interest expense	2,265	2,658	6,538	11,034
Total other expenses	26,842	26,112	79,629	87,804
Income before income taxes	11,448	5,504	34,538	11,808
Income tax expense	3,656	1,370	10,789	3,450
Net income	$7,792	$4,134	$23,749	$8,358
Earnings per common share - basic	$0.43	$0.23	$1.31	$0.48
Earnings per common share - diluted	$0.43	$0.22	$1.31	$0.47
Weighted-average number of common shares outstanding - basic	17,993,443	18,127,131	18,015,249	17,357,034
Weighted-average number of common shares outstanding - diluted	18,110,710	18,271,979	18,123,660	17,487,642
Cash dividends declared	$2,912	$2,759	$8,564	$7,789
Cash dividends declared per common share	$0.16	$0.15	$0.47	$0.45

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$7,792	$4,134	$23,749	$8,358
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(4,068)	7,171	14,681	9,458
Related tax benefit (expense)	1,424	(2,509)	(5,139)	(3,309)
Less: reclassification adjustment for net (loss) gain included in net income	(1)	62	862	673
Related tax expense	—	(22)	(302)	(236)
Net effect on other comprehensive (loss) income	(2,643)	4,622	8,982	5,712
Defined benefit plans:
Net (loss) gain arising during the period	—	(167)	—	340
Related tax benefit (expense)	—	58	—	(119)
Amortization of unrecognized loss and service cost on benefit plans	21	26	66	88
Related tax expense	(9)	(9)	(22)	(30)
Recognition of loss due to settlement and curtailment	—	82	—	454
Related tax expense	—	(29)	—	(159)
Net effect on other comprehensive income (loss)	12	(39)	44	574
Cash flow hedges:
Net gain (loss) arising during the period	68	—	(184)	—
Related tax (expense) benefit	(24)	—	64	—
Net effect on other comprehensive income (loss)	44	—	(120)	—
Total other comprehensive (loss) income, net of tax expense	(2,587)	4,583	8,906	6,286
Total comprehensive income	$5,205	$8,717	$32,655	$14,644
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789
Net income	—	23,749	—	—	23,749
Other comprehensive income, net of tax	—	—	8,906	—	8,906
Cash dividends declared	—	(8,564)	—	—	(8,564)
Reissuance of treasury stock for common share awards	(1,297)	—	—	1,297	—
Tax expense from exercise of stock options	(3)	—	—	—	(3)
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	232	232
Repurchase of common shares in connection with employee incentive and director compensation plans	—	—	—	(369)	(369)
Common shares repurchased under share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	326	—	—	—	326
Common shares issued under compensation plan for Boards of Directors	(18)	—	—	263	245
Common shares issued under employee stock purchase plan	(11)	—	—	293	282
Stock-based compensation expense	1,009	—	—	—	1,009
Balance, September 30, 2016	$343,954	$105,975	$8,547	$(17,839)	$440,637

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$42,195	$31,096
Investing activities:
Available-for-sale investment securities:
Purchases	(95,481)	(155,043)
Proceeds from sales	30,622	49,918
Proceeds from principal payments, calls and prepayments	93,172	95,107
Held-to-maturity investment securities:
Proceeds from principal payments	1,747	1,712
Net increase in loans	(94,149)	(43,102)
Net expenditures for premises and equipment	(4,893)	(7,049)
Proceeds from sales of other real estate owned	148	509
Investment in bank owned life insurance	(35,000)	—
Business acquisitions, net of cash received	(244)	97,277
Investment in limited partnership and tax credit funds	(2,954)	(108)
Net cash (used in) provided by investing activities	(107,032)	39,221
Financing activities:
Net increase in non-interest-bearing deposits	27,529	92,628
Net increase (decrease) in interest-bearing deposits	12,040	(123,889)
Net increase in short-term borrowings	2,421	40,888
Proceeds from long-term borrowings	55,000	—
Payments on long-term borrowings	(21,899)	(69,666)
Cash dividends paid	(8,215)	(7,426)
Purchase of treasury stock under share repurchase program	(4,965)	—
Repurchase of common shares in connection with employee incentive and director compensation plans to be held as treasury stock	(369)	(628)
Proceeds from issuance of common shares	15	—
Excess tax benefit from share-based payment awards	—	63
Net cash provided by (used in) financing activities	61,557	(68,030)
Net (decrease) increase in cash and cash equivalents	(3,280)	2,287
Cash and cash equivalents at beginning of period	71,115	61,454
Cash and cash equivalents at end of period	$67,835	$63,741

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2015 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2016 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2015, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2015 Form 10-K.
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
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for Peoples). The adoption of the new accounting guidance is not expected to have a material effect on Peoples' statement of cash flow.
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements.
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

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis comprised the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
September 30, 2016
Obligations of:
U.S. government sponsored agencies	$1,001	$—	$1,001	$—
States and political subdivisions	117,839	—	117,839	—
Residential mortgage-backed securities	607,452	—	607,452	—
Commercial mortgage-backed securities	23,283	—	23,283	—
Bank-issued trust preferred securities	4,783	—	4,783	—
Equity securities	7,785	7,569	216	—
Total available-for-sale securities	$762,143	$7,569	$754,574	$—
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,966	$—	$2,966	$—
States and political subdivisions	114,726	—	114,726	—
Residential mortgage-backed securities	632,293	—	632,293	—
Commercial mortgage-backed securities	23,845	—	23,845	—
Bank-issued trust preferred securities	4,635	—	4,635	—
Equity securities	6,236	6,024	212	—
Total available-for-sale securities	$784,701	$6,024	$778,677	$—
Held-to-maturity securities reported at fair value comprised the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Obligations of:
States and political subdivisions	$4,285	$—	$4,285	$—
Residential mortgage-backed securities	35,205	—	35,205	—
Commercial mortgage-backed securities	5,655	—	5,655	—
Total held-to-maturity securities	$45,145	$—	$45,145	$—
December 31, 2015
Obligations of:
States and political subdivisions	$4,221	$—	$4,221	$—
Residential mortgage-backed securities	35,196	—	35,196	—
Commercial mortgage-backed securities	6,436	—	6,436	—
Total held-to-maturity securities	$45,853	$—	$45,853	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2016, impaired loans with an aggregate outstanding principal balance of $44.7 million were measured and reported at a fair value of $36.8 million.  For the three and nine months ended September 30, 2016, Peoples recognized $58,000 and $63,000 of losses on impaired loans, respectively, through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$67,835	$67,835	$71,115	$71,115
Investment securities	844,248	845,731	868,830	868,955
Loans (1)	2,155,704	2,127,828	2,057,614	2,018,482
Financial liabilities:
Deposits	$2,575,457	$2,579,379	$2,535,944	$2,540,131
Short-term borrowings	162,807	162,807	160,386	160,386
Long-term borrowings	147,563	151,912	113,670	117,299
Cash flow hedges (2)	219	219	—	—
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
Cash flow hedges: The fair value of cash flow hedges is recognized in the Unaudited Consolidated Balance Sheets at their fair value. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Obligations of:
U.S. government sponsored agencies	$998	$3	$—	$1,001
States and political subdivisions	113,530	4,309	—	117,839
Residential mortgage-backed securities	599,589	10,037	(2,174)	607,452
Commercial mortgage-backed securities	22,658	625	—	23,283
Bank-issued trust preferred securities	5,163	47	(427)	4,783
Equity securities	1,940	5,914	(69)	7,785
Total available-for-sale securities	$743,878	$20,935	$(2,670)	$762,143
December 31, 2015
Obligations of:
U.S. government sponsored agencies	$2,908	$58	$—	$2,966
States and political subdivisions	111,283	3,487	(44)	114,726
Residential mortgage-backed securities	635,504	4,905	(8,116)	632,293
Commercial mortgage-backed securities	23,770	119	(44)	23,845
Bank-issued trust preferred securities	5,146	—	(511)	4,635
Equity securities	1,693	4,627	(84)	6,236
Total available-for-sale securities	$780,304	$13,196	$(8,799)	$784,701
Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both September 30, 2016 and December 31, 2015.  At September 30, 2016, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross gains realized	$—	$94	$863	$726
Gross losses realized	1	32	1	53
Net (loss)/gain realized	$(1)	$62	$862	$673
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2016
Obligations of:
Residential mortgage-backed securities	$119,144	$693	29	$47,071	$1,481	21	$166,215	$2,174
Bank-issued trust preferred securities	—	—	—	2,571	427	3	2,571	427
Equity securities	—	—	—	107	69	1	107	69
Total	$119,144	$693	29	$49,749	$1,977	25	$168,893	$2,670
December 31, 2015
Obligations of:
States and political subdivisions	$7,662	$38	8	$213	$6	1	$7,875	$44
Residential mortgage-backed securities	303,549	3,902	76	102,090	4,214	33	405,639	8,116
Commercial mortgage-backed securities	6,682	44	3	—	—	—	6,682	44
Bank-issued trust preferred securities	2,129	19	1	2,506	492	3	4,635	511
Equity securities	438	15	2	106	69	1	544	84
Total	$320,460	$4,018	90	$104,915	$4,781	38	$425,375	$8,799
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At September 30, 2016, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2016 and December 31, 2015 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2016, approximately 99% of the mortgage-backed securities market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these two positions had a fair value less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2016 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$998	$—	$—	$—	$998
States and political subdivisions	675	14,577	29,022	69,256	113,530
Residential mortgage-backed securities	3	14,449	35,568	549,569	599,589
Commercial mortgage-backed securities	—	3,257	16,035	3,366	22,658
Bank-issued trust preferred securities	—	—	—	5,163	5,163
Equity securities					1,940
Total available-for-sale securities	$1,676	$32,283	$80,625	$627,354	$743,878
Fair value
Obligations of:
U.S. government sponsored agencies	$1,001	$—	$—	$—	$1,001
States and political subdivisions	679	14,923	29,954	72,283	117,839
Residential mortgage-backed securities	4	14,449	36,254	556,745	607,452
Commercial mortgage-backed securities	—	3,372	16,524	3,387	23,283
Bank-issued trust preferred securities	—	—	—	4,783	4,783
Equity securities					7,785
Total available-for-sale securities	$1,684	$32,744	$82,732	$637,198	$762,143
Total weighted-average yield	2.98%	3.17%	2.95%	2.65%	2.72%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Obligations of:
States and political subdivisions	$3,823	$462	$—	$4,285
Residential mortgage-backed securities	34,203	1,030	(28)	35,205
Commercial mortgage-backed securities	5,636	19	—	5,655
Total held-to-maturity securities	$43,662	$1,511	$(28)	$45,145
December 31, 2015
Obligations of:
States and political subdivisions	$3,831	$394	$(4)	$4,221
Residential mortgage-backed securities	35,367	363	(534)	35,196
Commercial mortgage-backed securities	6,530	—	(94)	6,436
Total held-to-maturity securities	$45,728	$757	$(632)	$45,853
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or nine months ended September 30, 2016 and 2015.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2016
Obligations of:
Residential mortgage-backed securities	$9,053	$7	1	$1,001	$21	1	$10,054	$28
Total	$9,053	$7	1	$1,001	$21	1	$10,054	$28
December 31, 2015
Obligations of:
States and political subdivisions	$—	$—	—	$319	$4	1	$319	$4
Residential mortgage-backed securities	3,706	89	2	10,040	445	2	13,746	534
Commercial mortgage-backed securities	540	4	1	5,895	90	1	6,435	94
Total	$4,246	$93	3	$16,254	$539	4	$20,500	$632
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$320	$977	$2,526	$3,823
Residential mortgage-backed securities	—	—	4,638	29,565	34,203
Commercial mortgage-backed securities	—	—	—	5,636	5,636
Total held-to-maturity securities	$—	$320	$5,615	$37,727	$43,662
Fair value
Obligations of:
States and political subdivisions	$—	$328	$1,123	$2,834	$4,285
Residential mortgage-backed securities	—	—	4,824	30,381	35,205
Commercial mortgage-backed securities	—	—	—	5,655	5,655
Total held-to-maturity securities	$—	$328	$5,947	$38,870	$45,145
Total weighted-average yield	—%	3.14%	2.24%	2.86%	2.78%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $529.0 million and $495.5 million at September 30, 2016 and December 31, 2015, respectively, and held-to-maturity investment securities with carrying values of $20.2 million and $21.4 million at September 30, 2016 and December 31, 2015, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $9.8 million and $11.1 million at September 30, 2016 and December 31, 2015, respectively, and held-to-maturity securities with carrying values of $22.5 million and $23.3 million at September 30, 2016 and December 31, 2015, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$70,838	$63,785
Commercial real estate, other	507,842	471,184
Commercial real estate	578,680	534,969
Commercial and industrial	351,340	288,130
Residential real estate	306,374	288,783
Home equity lines of credit	83,412	74,176
Consumer, indirect	229,334	165,320
Consumer, other	67,973	61,813
Consumer	297,307	227,133
Deposit account overdrafts	1,074	1,448
Total originated loans	$1,618,187	$1,414,639
Acquired loans:
Commercial real estate, construction	$10,242	$12,114
Commercial real estate, other	221,036	265,092
Commercial real estate	231,278	277,206
Commercial and industrial	48,702	63,589
Residential real estate	238,787	276,772
Home equity lines of credit	27,784	32,253
Consumer, indirect	952	1,776
Consumer, other	3,518	6,205
Consumer	4,470	7,981
Total acquired loans	$551,021	$657,801
Loans, net of deferred fees and costs	$2,169,208	$2,072,440
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate, other	$11,391	$16,893
Commercial and industrial	2,567	3,040
Residential real estate	24,212	27,155
Consumer	94	193
Total outstanding balance	$38,264	$47,281
Net carrying amount	$28,292	$35,064

Changes in the accretable yield for purchased credit impaired loans for the nine months ended September 30, 2016 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2015	$7,042
Reclassification from nonaccretable to accretable	2,014
Accretion	(1,430)
Balance, September 30, 2016	$7,626
Peoples completed semi-annual re-estimations of cash flows on acquired purchased credit impaired loans in February and August of 2016. The above reclassification from nonaccretable to accretable was related to the re-estimation of cash flows on the acquired purchased credit impaired loan portfolios, coupled with the loans performing better than expected. The majority of the reclassification related to prepayment speeds decreasing in the residential portfolio, resulting in higher total expected cash flows. In 2017, Peoples will complete the re-estimation of cash flows on acquired purchased credit impaired loans on an as needed basis and, in any event, at least annually in August.
Cash flows expected to be collected on acquired purchased credit impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $538.7 million and $554.8 million at September 30, 2016 and December 31, 2015, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $159.9 million and $195.5 million at September 30, 2016 and December 31, 2015, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Originated loans:
Commercial real estate, construction	$855	$921	$—	$—
Commercial real estate, other	9,982	7,041	—	—
Commercial real estate	$10,837	$7,962	$—	$—
Commercial and industrial	1,468	480	—	680
Residential real estate	3,722	3,057	34	169
Home equity lines of credit	273	321	199	—
Consumer, indirect	30	34	82	—
Consumer, other	5	58	—	1
Consumer	$35	$92	$82	$1
Total originated loans	$16,335	$11,912	$315	$850
Acquired loans:
Commercial real estate, other	780	469	1,636	2,425
Commercial and industrial	281	247	452	1,306
Residential real estate	1,713	798	1,758	1,353
Home equity lines of credit	232	98	—	35
Consumer, other	5	7	—	—
Total acquired loans	$3,011	$1,619	$3,846	$5,119
Total loans	$19,346	$13,531	$4,161	$5,969

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2016
Originated loans:
Commercial real estate, construction	$—	$—	$855	$855	$69,983	$70,838
Commercial real estate, other	726	1,032	9,381	11,139	496,703	507,842
Commercial real estate	$726	$1,032	$10,236	$11,994	$566,686	$578,680
Commercial and industrial	1,083	412	1,415	2,910	348,430	351,340
Residential real estate	2,043	1,094	1,694	4,831	301,543	306,374
Home equity lines of credit	153	46	318	517	82,895	83,412
Consumer, indirect	945	184	82	1,211	228,123	229,334
Consumer, other	291	96	—	387	67,586	67,973
Consumer	$1,236	$280	$82	$1,598	$295,709	$297,307
Deposit account overdrafts	—	—	—	—	1,074	1,074
Total originated loans	$5,241	$2,864	$13,745	$21,850	$1,596,337	$1,618,187
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$10,242	$10,242
Commercial real estate, other	623	294	2,293	3,210	217,826	221,036
Commercial real estate	$623	$294	$2,293	$3,210	$228,068	$231,278
Commercial and industrial	188	59	733	980	47,722	48,702
Residential real estate	1,269	1,804	2,511	5,584	233,203	238,787
Home equity lines of credit	54	156	178	388	27,396	27,784
Consumer, indirect	27	—	—	27	925	952
Consumer, other	32	14	—	46	3,472	3,518
Consumer	$59	$14	$—	$73	$4,397	$4,470
Total acquired loans	$2,193	$2,327	$5,715	$10,235	$540,786	$551,021
Total loans	$7,434	$5,191	$19,460	$32,085	$2,137,123	$2,169,208

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2015
Originated loans:
Commercial real estate, construction	$913	$—	$8	$921	$62,864	$63,785
Commercial real estate, other	7,260	1,258	379	8,897	462,287	471,184
Commercial real estate	$8,173	$1,258	$387	$9,818	$525,151	$534,969
Commercial and industrial	1,437	215	767	2,419	285,711	288,130
Residential real estate	3,124	1,105	1,263	5,492	283,291	288,783
Home equity lines of credit	161	7	104	272	73,904	74,176
Consumer, indirect	790	168	—	958	164,362	165,320
Consumer, other	597	82	32	711	61,102	61,813
Consumer	$1,387	$250	$32	$1,669	$225,464	$227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$14,282	$2,835	$2,553	$19,670	$1,394,969	$1,414,639
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,074	$12,114
Commercial real estate, other	1,592	352	2,730	4,674	260,418	265,092
Commercial real estate	$1,592	$352	$2,770	$4,714	$272,492	$277,206
Commercial and industrial	177	232	1,553	1,962	61,627	63,589
Residential real estate	4,910	2,480	1,745	9,135	267,637	276,772
Home equity lines of credit	318	20	95	433	31,820	32,253
Consumer, indirect	23	—	—	23	1,753	1,776
Consumer, other	67	31	—	98	6,107	6,205
Consumer	$90	$31	$—	$121	$7,860	$7,981
Total acquired loans	$7,087	$3,115	$6,163	$16,365	$641,436	$657,801
Total loans	$21,369	$5,950	$8,716	$36,035	$2,036,405	$2,072,440
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
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2016
Originated loans:
Commercial real estate, construction	$69,517	$—	$855	$—	$466	$70,838
Commercial real estate, other	483,190	9,242	15,410	—	—	507,842
Commercial real estate	$552,707	$9,242	$16,265	$—	$466	$578,680
Commercial and industrial	319,634	24,178	7,512	—	16	351,340
Residential real estate	20,577	1,066	12,975	359	271,397	306,374
Home equity lines of credit	545	—	138	—	82,729	83,412
Consumer, indirect	141	—	—	—	229,193	229,334
Consumer, other	141	—	—	—	67,832	67,973
Consumer	$282	$—	$—	$—	$297,025	$297,307
Deposit account overdrafts	—	—	—	—	1,074	1,074
Total originated loans	$893,745	$34,486	$36,890	$359	$652,707	$1,618,187
Acquired loans:
Commercial real estate, construction	$10,242	$—	$—	$—	$—	$10,242
Commercial real estate, other	197,552	10,086	13,328	69	1	221,036
Commercial real estate	$207,794	$10,086	$13,328	$69	$1	$231,278
Commercial and industrial	46,650	318	1,538	196	—	48,702
Residential real estate	17,023	649	1,375	—	219,740	238,787
Home equity lines of credit	245	—	—	—	27,539	27,784
Consumer, indirect	72	—	—	—	880	952
Consumer, other	$59	$—	$—	$—	$3,459	$3,518
Consumer	$131	$—	$—	$—	$4,339	$4,470
Total acquired loans	$271,843	$11,053	$16,241	$265	$251,619	$551,021
Total loans	$1,165,588	$45,539	$53,131	$624	$904,326	$2,169,208

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2015
Originated loans:
Commercial real estate, construction	$62,225	$—	$913	$—	$647	$63,785
Commercial real estate, other	434,868	18,710	17,595	—	11	471,184
Commercial real estate	$497,093	$18,710	$18,508	$—	$658	$534,969
Commercial and industrial	259,183	23,601	5,344	—	2	288,130
Residential real estate	21,903	1,168	12,282	187	253,243	288,783
Home equity lines of credit	785	—	175	—	73,216	74,176
Consumer, indirect	94	—	3	—	165,223	165,320
Consumer, other	114	—	—	—	61,699	61,813
Consumer	$208	$—	$3	$—	$226,922	$227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$779,172	$43,479	$36,312	$187	$555,489	$1,414,639
Acquired loans:
Commercial real estate, construction	$12,114	$—	$—	$—	$—	$12,114
Commercial real estate, other	233,630	13,866	17,521	75	—	265,092
Commercial real estate	$245,744	$13,866	$17,521	$75	$—	$277,206
Commercial and industrial	56,077	3,078	4,238	196	—	63,589
Residential real estate	18,027	1,409	1,786	—	255,550	276,772
Home equity lines of credit	316	—	—	—	31,937	32,253
Consumer, indirect	130	—	—	—	1,646	1,776
Consumer, other	126	—	—	—	6,079	6,205
Consumer	$256	$—	$—	$—	$7,725	$7,981
Total acquired loans	$320,420	$18,353	$23,545	$271	$295,212	$657,801
Total loans	$1,099,592	$61,832	$59,857	$458	$850,701	$2,072,440

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2016
Commercial real estate, construction	$925	$—	$898	$898	$—	$927	$1
Commercial real estate, other	21,497	7,878	13,370	21,248	1,164	18,950	530
Commercial real estate	$22,422	$7,878	$14,268	$22,146	$1,164	$19,877	$531
Commercial and industrial	4,064	2,832	1,075	3,907	506	3,722	164
Residential real estate	30,087	428	28,770	29,198	122	28,745	978
Home equity lines of credit	1,248	—	1,241	1,241	—	1,002	59
Consumer, indirect	209	—	199	199	—	126	17
Consumer, other	295	—	291	291	—	244	38
Consumer	$504	$—	$490	$490	$—	$370	$55
Total	$58,325	$11,138	$45,844	$56,982	$1,792	$53,716	$1,787
December 31, 2015
Commercial real estate, construction	$957	$—	$957	$957	$—	$227	$3
Commercial real estate, other	23,430	6,396	12,772	19,168	1,363	13,070	815
Commercial real estate	$24,387	$6,396	$13,729	$20,125	$1,363	$13,297	$818
Commercial and industrial	5,670	1,224	4,130	5,354	351	4,049	246
Residential real estate	31,304	370	28,834	29,204	106	26,785	1,354
Home equity lines of credit	425	—	419	419	—	325	18
Consumer, indirect	118	—	103	103	—	84	—
Consumer, other	265	—	195	195	—	210	28
Consumer	$383	$—	$298	$298	$—	$294	$28
Total	$62,169	$7,990	$47,410	$55,400	$1,820	$44,750	$2,464
At September 30, 2016, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2016
Originated loans:
Residential real estate	2	$75	$75	$75
Home equity lines of credit	3	23	23	23
Consumer, indirect	7	78	78	78
Consumer, other	3	34	34	34
Consumer	10	$112	$112	$112
Total originated loans	15	$210	$210	$210
Acquired loans:
Commercial real estate, other	1	$224	$224	$224
Residential real estate	2	141	141	141
Total acquired loans	3	$365	$365	$365
September 30, 2015
Originated loans:
Commercial real estate, other	2	$128	$128	$128
Commercial and industrial	4	13,670	13,670	13,658
Residential real estate	2	73	73	73
Home equity lines of credit	2	78	78	77
Consumer, indirect	2	31	31	31
Total originated loans	12	$13,980	$13,980	$13,967
Acquired loans:
Commercial real estate, other	1	$24	$24	$24
Residential real estate	1	34	33	33
Home equity lines of credit	1	8	8	8
Total acquired loans	3	$66	$65	$65
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$56
Commercial and industrial	6	716	724	685
Residential real estate	5	173	173	173
Home equity lines of credit	3	23	23	23
Consumer, indirect	9	107	107	107
Consumer, other	5	46	46	46
Consumer	14	$153	$153	$153
Total originated loans	29	$1,122	$1,130	$1,090
Acquired loans:
Commercial real estate, other	1	$223	$223	$223
Residential real estate	11	927	929	923
Home equity lines of credit	3	179	179	173
Consumer, indirect	2	8	8	8
Consumer, other	3	17	17	17
Consumer	5	$25	$25	$25
Total acquired loans	20	$1,354	$1,356	$1,344
September 30, 2015
Originated loans:
Commercial real estate, other	2	$128	$128	$128
Commercial and industrial	4	13,670	13,670	13,658
Residential real estate	4	257	256	167
Home equity lines of credit	11	387	387	378
Consumer, indirect	4	45	42	41
Total originated loans	25	$14,487	$14,483	$14,372
Acquired loans:
Commercial real estate, other	1	$24	$24	$24
Residential real estate	1	34	33	33
Home equity lines of credit	1	8	8	8
Total acquired loans	3	$66	$65	$65
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

	September 30, 2016			September 30, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Commercial real estate, other	1	243	$—	—	—	—
Commercial and industrial	1	173	$—	—	—	—
Total	2	416	—	—	$—	$—
Acquired loans:
Commercial and industrial	—	$—	$—	2	196	—
Total	—	$—	$—	2	$196	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples did not have any acquired loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the nine months ended September 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539
Charge-offs	(12)	(1,017)	(524)	(58)	(1,899)	(544)	(4,054)
Recoveries	1,199	250	193	33	910	148	2,733
Net recoveries (charge-offs)	1,187	(767)	(331)	(25)	(989)	(396)	(1,321)
(Recovery of) provision for loan losses	(773)	1,075	194	(21)	1,850	418	2,743
Balance, September 30, 2016	$7,490	$5,690	$1,120	$686	$2,832	$143	$17,961

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,164	$506	$122	$—	$—	$—	$1,792
Loans collectively evaluated for impairment	6,326	5,184	998	686	2,832	143	16,169
Ending balance	$7,490	$5,690	$1,120	$686	$2,832	$143	$17,961

Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(181)	(426)	(537)	(116)	(869)	(566)	(2,695)
Recoveries	90	94	206	107	567	134	1,198
Net charge-offs	(91)	(332)	(331)	(9)	(302)	(432)	(1,497)
(Recovery of) provision for loan losses	(2,297)	7,783	(117)	92	518	474	6,453
Balance, September 30, 2015	$7,437	$11,487	$1,179	$777	$1,803	$154	$22,837

Period-end amount allocated to:
Loans individually evaluated for impairment	$7	$7,193	$4	$—	$—	$—	$7,204
Loans collectively evaluated for impairment	7,430	4,294	1,175	777	1,803	154	15,633
Ending balance	$7,437	$11,487	$1,179	$777	$1,803	$154	$22,837
The reduction in the allowance for loan losses allocated to commercial and industrial recorded during the first nine months of 2016 compared to the same period of 2015 was driven by a decrease in the allowance needed for loans individually evaluated for impairment which was offset partially by loan growth. The changes in the residential real estate, home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during the nine months of 2016 compared to the same period in 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. As of September 30, 2016, the expected cash flows for acquired credit impaired loans had decreased from those as of the respective acquisition dates, resulting in Peoples recording provision for loan losses with respect to those acquired loans.

The following table presents activity in the allowance for loan losses for acquired loans for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Purchased credit impaired loans:
Balance, beginning of period	$197	$—	$240	$—
Charge-offs	(16)	—	(67)	—
Recoveries	—	—	—	—
Net charge-offs (recoveries)	(16)	—	(67)	—
Provision for loan losses	77	303	85	303
Balance, September 30	$258	$303	$258	$303

Note 5. Goodwill and Other Intangible Assets

Prior to 2016, Peoples performed its annual goodwill impairment test as of June 30. During 2016, Peoples changed its method in applying the accounting principle and will be completing the annual goodwill impairment test as of October 1 in 2016 and annually on that date thereafter. This voluntary change is preferable as it aligns the goodwill impairment testing with the preparation of the underlying data used in the annual test, including financial and strategic information that is prepared late in the year. This change is not intended to delay, accelerate or avoid any impairment charges. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly the change will be applied prospectively.

Note 6. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$70,000	2.49%	$50,000	3.32%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB amortizing, fixed-rate advances	30,743	2.02%	16,934	2.69%
Junior subordinated debt securities	6,877	2.34%	6,736	1.83%
Unamortized debt issuance costs	(57)	—%	—	—%
Total long-term borrowings	$147,563	2.69%	$113,670	3.25%
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

•
Peoples restructured $20.0 million of borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

•	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

•
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
The RJB Credit Agreement contains covenants which are usual and customary for comparable transactions. In addition to the negative covenants affecting the equity interests of Peoples Bank and Peoples Bank's subsidiaries discussed above, under the RJB Credit Agreement, the following covenants must be complied with:

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

(ii)
Peoples (on a consolidated basis) and Peoples Bank must maintain a Total risk-based capital ratio (as defined by the applicable governmental authority having regulatory authority over Peoples or Peoples Bank) of at least 12.50% as of the last day of any fiscal quarter;

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

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three months ending December 31, 2016	$2,408	2.08%
Year ending December 31, 2017	5,545	1.77%
Year ending December 31, 2018	64,970	3.54%
Year ending December 31, 2019	13,508	1.27%
Year ending December 31, 2020	10,564	2.03%
Thereafter	50,568	2.26%
Total long-term borrowings	$147,563	2.69%

Note 7. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2016:

	Common Shares	Treasury Stock
Shares at December 31, 2015	18,931,200	586,686
Changes related to stock-based compensation awards:
Release of restricted common shares	—	13,892
Cancellation of restricted common shares	(10,654)	1,000
Grant of restricted common shares	—	(56,000)
Grant of common shares	—	(350)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	6,291
Reissuance of treasury stock	—	(12,012)
Common shares repurchased under share repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	15,668	—
Common shares issued under compensation plan for Boards of Directors	—	(11,450)
Common shares issued under employee stock purchase plan	—	(12,970)
Shares at September 30, 2016	18,936,214	794,857
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2016, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2016:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$2,869	$(3,228)	$—	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(560)	—	—	(560)
Other comprehensive income (loss), net of reclassifications and tax	9,542	44	(120)	9,466
Balance, September 30, 2016	$11,851	$(3,184)	$(120)	$8,547

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$110	$111	$329	$335
Expected return on plan assets	(123)	(122)	(369)	(373)
Amortization of net loss	23	28	71	92
Settlement of benefit obligation	—	82	—	454
Net periodic cost	$10	$99	$31	$508

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$1	$2	$3	$4
Amortization of net loss	(2)	(2)	(5)	(4)
Net periodic benefit	$(1)	$—	$(2)	$—

There were no settlement charges recorded in the three or nine months ended September 30, 2016 under the noncontributory defined benefit pension plan.
Note 9.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Distributed earnings allocated to common shareholders	$2,879	$2,727	$8,471	$7,696
Undistributed earnings allocated to common shareholders	4,881	1,375	15,189	574
Net earnings allocated to common shareholders	$7,760	$4,102	$23,660	$8,270

Weighted-average common shares outstanding	17,993,443	18,127,131	18,015,249	17,357,034
Effect of potentially dilutive common shares	117,267	144,848	108,411	130,608
Total weighted-average diluted common shares outstanding	18,110,710	18,271,979	18,123,660	17,487,642

Earnings per common share:
Basic	$0.43	$0.23	$1.31	$0.48
Diluted	$0.43	$0.22	$1.31	$0.47

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	18,604	42,832	24,461	47,831

Note 10.  Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instrument was $6.9 million in an asset position and $7.1 million in a liability position at September 30, 2016, and there was $3.1 million in an asset position and $3.1 million in a liability position at December 31, 2015.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish this objective, in the second quarter of 2016, Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2016, Peoples had three interest rate swaps with a notional value of $30 million associated with Peoples' cash outflows for various FHLB advances.
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
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 25 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into three interest rate swap contracts whereby Peoples will pay a fixed rate of interest for up to seven years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances that will be used to fund the transaction.
Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the quarters ended September 30, 2016, and June 30, 2016, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no interest expense amount will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $68,000 for the three months ended September 30, 2016 and the amount of accumulated other comprehensive pre-tax loss was $184,000 for the nine months ended September 30, 2016. There were no pre-tax net losses recorded for the three and nine months ended September 30, 2015. Additionally, Peoples had no reclassifications to earnings in the three or nine months ended September 30, 2016 or September 30, 2015.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $238.6 million and fair value of $6.9 million of equally offsetting assets and liabilities at September 30, 2016 and a notional value of $144.4 million and fair value of $3.1 million of equally offsetting assets and liabilities at December 31, 2015. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 11.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since 2009, Peoples has granted restricted common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. The following table summarizes the changes to Peoples' stock options for the nine months ended September 30, 2016:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	20,310	$28.83
Expired	20,310	28.83
Outstanding at September 30	—	$—	0.0 years	$—
Exercisable at September 30	—	$—	0.0 years	$—
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the nine months ended September 30, 2016:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	17,748	$25.86
Forfeited	3,194	26.67
Outstanding at September 30	14,554	$25.60	0.8 years	$8,817
Exercisable at September 30	14,554	$25.60	0.8 years	$8,817

The following table summarizes Peoples' SARs outstanding at September 30, 2016:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	2,000	0.8 years
$23.77	7,508	1.2 years
$29.25	5,046	0.3 years
Total	14,554	0.8 years
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2016, Peoples granted an aggregate of 35,500 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. In the second quarter of 2016 and the third quarter of 2016, Peoples granted, to certain key employees, an aggregate of 20,500 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2016:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	30,734	$21.76	158,763	$22.86
Awarded	20,500	21.88	35,500	17.86
Released	334	21.52	41,028	21.74
Forfeited	2,000	21.92	9,654	22.67
Outstanding at September 30	48,900	$21.81	143,581	$21.95

For the nine months ended September 30, 2016, the total intrinsic value of restricted common shares released was $0.7 million compared to $1.7 million at September 30, 2015.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples' salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Total stock-based compensation expense	$346	$405	$1,009	$1,432
Recognized tax benefit	(121)	(142)	(353)	(501)
Net expense recognized	$225	$263	$656	$931
Total unrecognized stock-based compensation expense related to unvested awards was $1.8 million at September 30, 2016, which will be recognized over a weighted-average period of 1.7 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
SIGNIFICANT RATIOS (a)
Return on average stockholders' equity	7.07%	3.89%	7.36%	2.78%
Return on average assets	0.93%	0.51%	0.96%	0.36%
Net interest margin	3.54%	3.55%	3.55%	3.49%
Efficiency ratio (b)	64.33%	65.81%	64.56%	78.18%
Pre-provision net revenue to total average assets (c)	1.53%	1.40%	1.52%	0.84%
Average stockholders' equity to average assets	13.19%	13.12%	13.05%	13.10%
Average loans to average deposits	83.50%	79.70%	82.39%	79.64%
Investment securities as percentage of total assets (d)	25.10%	27.20%	25.10%	27.20%
Dividend payout ratio	37.37%	66.74%	36.06%	93.19%
ASSET QUALITY RATIOS (a)
Nonperforming loans as a percent of total loans (d)(e)	1.08%	1.21%	1.08%	1.21%
Nonperforming assets as a percent of total assets (d)(e)	0.72%	0.82%	0.72%	0.82%
Nonperforming assets as a percent of total loans and other real estate owned (d)(e)	1.11%	1.29%	1.11%	1.29%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (d)	1.13%	1.72%	1.13%	1.72%
Allowance for loan losses as a percent of nonperforming loans (d)(e)	77.50%	93.68%	77.50%	93.68%
Provision for loan losses as a percent of average total loans	0.21%	1.14%	0.18%	0.48%
Net charge-offs as a percentage of average total loans (annualized)	0.14%	0.15%	0.09%	0.09%
CAPITAL RATIOS (a)(d)
Common Equity Tier 1 risk-based capital (f)	13.04%	13.46%	13.04%	13.46%
Tier 1	13.34%	13.77%	13.34%	13.77%
Total (Tier 1 and Tier 2)	14.24%	14.97%	14.24%	14.97%
Tier 1 leverage	9.71%	9.57%	9.71%	9.57%
Tangible equity to tangible assets (g)	9.13%	8.88%	9.13%	8.88%
PER COMMON SHARE DATA (a)
Earnings per common share – basic	$0.43	$0.23	$1.31	$0.48
Earnings per common share – diluted	0.43	0.22	1.31	0.47
Cash dividends declared per common share	0.16	0.15	0.47	0.45
Book value per common share (d)	24.22	23.08	24.22	23.08
Tangible book value per common share (d)(g)	$16.14	$14.86	$16.14	$14.86
Weighted-average number of common shares outstanding – basic	17,993,443	18,127,131	18,015,249	17,357,034
Weighted-average number of common shares outstanding – diluted	18,110,710	18,271,979	18,123,660	17,487,642
Common shares outstanding at end of period	18,195,986	18,400,809	18,195,986	18,400,809

(a)	For the nine months ended September 30, 2015, the acquisition of NB&T is reflected beginning March 6, 2015.

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

(d)	Data presented as of the end of the period indicated.

(e)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(f)	Peoples' capital conservation buffer was 6.24% at September 30, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.

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

(1)
Peoples' ability to complete the system upgrade and conversion of Peoples' core banking system (including the related operating systems, data systems and a majority of the products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with such conversion;

(2)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(3)	Peoples' ability to integrate any future acquisitions which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(4)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(5)
local, regional, national and international economic conditions and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(6)
competitive pressures among financial institutions or from non-financial institutions which may increase significantly, including product and pricing pressures, third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

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

(9)
adverse changes in the economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union (including uncertainty created by the June 23, 2016 referendum by British voters to exit the European Union), Asia and other areas, which could decrease sales volumes, add volatility to the global stock markets and increase loan delinquencies and defaults;

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

(15)	Peoples' ability to receive dividends from its subsidiaries;

(16)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(17)	the impact of minimum capital thresholds established as a part of the implementation of Basel III;

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

(22)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyberattacks, military or terrorist activities or conflicts; and

(23)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Peoples' 2015 Form 10-K").

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
Peoples offers diversified financial products and services through 80 financial service locations, including 73 full-service bank branches, and 80 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI") and the Federal Reserve Bank of Cleveland. Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau and the FDIC. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which it may do business.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking for consumers and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2016, which were unchanged from the policies disclosed in Peoples’ 2015 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
In the fourth quarter of 2016, Peoples will be upgrading its core banking system (including the related operating systems, data systems and products). Peoples anticipates one-time costs associated with the upgrade of approximately $1.4 million. The costs recorded in the third quarter and second quarter of 2016 were $423,000 and $90,000, respectively, with the remaining costs expected to be recorded in the fourth quarter of 2016. The core banking system upgrade will support Peoples' future growth, and will provide efficiencies for the back-office areas.

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

▪
Peoples entered into three forward starting interest rate swaps to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2023 and 2025. These swaps will replace $30.0 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.65% to 3.92%.

◦	On June 8, 2016, Peoples purchased $35.0 million in bank owned life insurance ("BOLI").

◦	During the second quarter of 2016, Peoples sold $28.9 million of available-for-sale securities with a weighted average yield of 2.14%, for a gain of $767,000.

◦
Effective March 2, 2016, Peoples terminated the loan agreement with U.S. Bank National Association dated as of December 18, 2012, as amended (the "U.S. Bank Loan Agreement"). As of the termination date, Peoples had no outstanding borrowings under the U.S. Bank Loan Agreement. Peoples paid an immaterial non-usage fee in connection with the termination of the U.S. Bank Loan Agreement.

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

◦
At the close of business on March 6, 2015, Peoples completed the acquisition of NB&T and the 22 full-service offices of its wholly owned subsidiary, The National Bank and Trust Company, in southwestern Ohio. Under the terms of the merger agreement, Peoples paid 0.9319 in Peoples' common shares and $7.75 in cash for each common share of NB&T, or total consideration of $102.7 million. The acquisition added $384.6 million of loans and $629.5 million of deposits at the acquisition date.

◦
In the three and nine months ended September 30, 2015, Peoples recorded $0.1 million and $9.9 million of non-core acquisition expenses, respectively. For the nine months ended September 30, 2015, non-core acquisition charges included $4.3 million of salaries and employee benefit costs, $3.9 million of other non-interest expense, and $1.7 million of professional fees, respectively.

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

◦
Market participants have been speculating on when the Federal Reserve might follow up its December 2015 rate increase with more tightening of monetary policy. Additional rate increases were widely anticipated in early 2016. However, global developments have dampened these expectations. In June of 2016, Great Britain voters opted to exit the European Union which caused a spike in market volatility. Also, it is estimated that over $10 trillion in sovereign debt is now trading at negative yields. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts to Peoples' operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended September 30, 2016 of $7.8 million, or $0.43 per diluted common share, compared to $4.1 million, or $0.22 per diluted common share, a year ago and net income of $8.0 million, or $0.44 per diluted common share, in the second quarter of 2016. On a year-to-date basis, net income was $23.7 million, or $1.31 per diluted share, compared to $8.4 million, or $0.47 per diluted share, for the same period in 2015. The increases in earnings for all periods were related to the increases in net interest income and other income, and a decrease in expenses.
Net interest income was $26.1 million for the third quarter of 2016, compared to $25.5 million for the third quarter of 2015 and $26.3 million for the second quarter of 2016, while net interest margin was 3.54%, 3.55% and 3.57%, respectively. For the nine months ended September 30, 2016, net interest income was $78.2 million, compared to $71.7 million for the same period in 2015, while net interest margin was 3.55% and 3.49%, respectively.
The slight decline in net interest margin from prior periods was driven primarily by decreases in the yield on investments and loans offset partially by decreases in the cost of funds. The accretion income, net of amortization expense, from acquisitions added 10 basis points to net interest margin in the third quarter of 2016, compared to 18 basis points for the third quarter of 2015 and 12 basis points for the linked quarter. On a year-to-date basis, accretion income, net of amortization expense, from acquisitions added 12 basis points to net interest margin for the first nine months of 2016 compared to 17 basis points for the first nine months of 2015. For the first nine months ended September 30, 2016, the higher net interest margin was the result of the sustained shift in the mix of the balance sheet, for both assets and liabilities, coupled with the restructuring of borrowings during the second quarter of 2016.
Peoples' provision for loan losses for the three months ended September 30, 2016 was $1.1 million, compared to $5.8 million for the third quarter of 2015 and $0.7 million for the second quarter of 2016. For the first nine months of 2016, the provision for loan losses totaled $2.8 million compared to $6.9 million in the same period of 2015. Recent loan growth was the main driver of the provision for loan losses recorded during the third quarter and the nine months of 2016. The provision for loan losses recorded in the third quarter of 2015 was driven primarily by an increase to the specific reserve for a large commercial loan relationship that was charged-off in the fourth quarter of 2015. The ratio of the allowance for loan losses as a percent of originated loans was 1.13% at September 30, 2016, down slightly from 1.16% at June 30, 2016. Asset quality metrics were relatively stable during the third quarter 2016. Annualized net charge-offs were 0.14% of average gross loans during the third quarter of 2016, compared to 0.15% in the third quarter of 2015 and 0.03% in the linked quarter. During the first nine months of 2016, annualized net charge-offs were 0.09% of average gross loans compared to 0.10% in the same period of 2015.
For the third quarter of 2016, total other income increased $1.4 million, or 12%, compared to third quarter of 2015, and $0.09 million, or 8%, from the linked quarter. The increases compared to the third quarter of 2015 and the linked quarter were due primarily to increases in commercial loan swap fee income, BOLI income and electronic banking income. Also contributing to the growth compared to the linked quarter was an increase in deposit account service charges. The increase compared to the third quarter of 2015 included the growth of mortgage banking income. For the nine months ended September 30, 2016, total other income increased $4.1 million, or 12%, primarily due to increases in electronic banking income, trust and investment income, commercial loan swap fee income and BOLI income, with a portion of the growth attributable to the NB&T acquisition. The increase in BOLI income was the result of the additional $35.0 million of BOLI policies that were purchased in the second quarter of 2016.
Total other expenses for the third quarter of 2016 were $26.8 million, compared to $26.1 million during the third quarter of 2015 and $26.5 million for the second quarter of 2016. Total other expenses increased from the third quarter of 2015 due largely to increased salaries and employee benefit costs coupled with an increase in professional fees during the third quarter of 2016. Beginning in the second quarter of 2016, non-core charges included one-time costs associated with the system upgrade of Peoples core banking system (including the related operating systems, data systems and products). These costs are expected to be approximately $1.4 million for the full year of 2016. During the second and third quarter of 2016, these non-core charges were $90,000 and $423,000, respectively.
During the third quarter of 2016, salaries and employee benefits increased compared to both the third quarter of 2015 and second quarter of 2016. The increase in salaries and employee benefits compared to the third quarter of 2015 was due primarily to increased sales-based and incentive compensation as a result of the corporate incentive plan. The increase in salaries and employee benefits compared to the second quarter of 2016 was due primarily to increased medical costs as a result of higher claims, and higher sales-based and incentive compensation as a result of performance.
For the first nine months ended September 30, 2016, other expense was $79.6 million, a decrease of 9% from $87.8 million for the first nine months of 2015. The decline was largely due to acquisition expenses from the NB&T acquisition recognized in the first nine months of 2015. Peoples' number of full-time equivalent employees declined to 799 at September 30, 2016, compared to 803 at June 30, 2016 and 821 at September 30, 2015.
Peoples' efficiency ratio, calculated as total other expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus non-interest income for the third quarter of 2016 was 64.33%, compared to 65.81% for the third quarter of 2015 and 65.08% for the linked quarter. The lower efficiency ratios in the periods reported were primarily due to continued revenue growth and the focus on expense management. Revenue grew 6% and core expenses grew 3% compared to the third quarter of 2015 and 3% and 2%, respectively, compared to the linked quarter of 2016. For the first nine months of 2016, the efficiency ratio was 64.56% compared to 78.18% for the first nine months of 2015. The improvement in the efficiency ratio during the first nine months of 2016 versus the same period in 2015 was primarily due to increased revenues coupled with decreases in expenses.
At September 30, 2016, total assets were $3.4 billion, up $104.6 million or 3%, from year-end 2015. The increase was primarily the result of increases in loan balances, net of deferred fees and costs, of $96.8 million, or 5%, and an increase of $35 million in BOLI, offset partially by a decrease in investment securities. The increase in loans was driven primarily by growth of $66.7 million in consumer loan balances, coupled with a $48.3 million increase in commercial and industrial loans. The decrease in investment securities was due primarily to the sale of $28.9 million of available-for-sale securities for a gain of $767,000 in the second quarter of 2016 coupled with the decrease in fair market value at September 30, 2016.
Quarterly average gross loan balances increased $12.0 million, or 2% annualized, compared to the linked quarter, due primarily to indirect lending. The increase in commercial loan balances previously noted was largely recorded late in the quarter and did not have a significant impact on the quarterly average balances. Compared to the third quarter of 2015, average gross loans increased $106.7 million, or 5%, largely due to growth in indirect lending and commercial and industrial loans. During the first nine months of 2016, average gross loan balances grew $200.1 million, or 10%, compared to the first nine months of 2015, primarily due to the NB&T acquisition, and higher indirect lending and commercial and industrial loan balances.
Total liabilities were $2.9 billion at September 30, 2016, up $83.8 million since year-end 2015. The increase in liabilities was primarily due to a 2% increase in deposits, or $39.5 million, coupled with a 13%, or $36.3 million, increase in total borrowed funds. Total non-interest-bearing deposits increased 4%, or $27.5 million, and interest-bearing deposits increased 1%, or $12.0 million, from December 31, 2015. The growth in interest-bearing deposits was the result of growth in all categories except for certificates of deposit, which decreased $59.3 million.

During the third quarter of 2016, period-end deposits increased $42.5 million, attributable to an increase of $45.8 million in non-interest-bearing deposits. The increase in non-interest-bearing deposits was primarily due to commercial non-interest-bearing deposit balances, which increased $36.0 million, while individual non-interest-bearing deposit balances increased $12.0 million during the quarter. Commercial non-interest-bearing deposit balances were impacted by one large customer maintaining a higher than normal balance on September 30, 2016.
Non-interest-bearing deposits comprised 29% of total deposits at September 30, 2016, compared to 28% at each of June 30, 2016, December 31, 2015 and September 30, 2015.
Average deposits for the third quarter of 2016 decreased $24.2 million compared to the linked quarter, with a decline of $16.6 million in non-interest-bearing deposits and $7.6 million in interest-bearing deposits. Compared to the third quarter of 2015, average deposits increased $12.1 million, with non-interest-bearing deposits increasing $15.2 million and interest-bearing deposits declining $3.1 million. For the first nine months of 2016, average deposits increased $162.5 million, or 7% compared to the first nine months of 2015, mainly due to the NB&T acquisition.
At September 30, 2016, total stockholders' equity was $440.6 million, up $20.8 million since December 31, 2015. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' tier 1 common risk-based capital ratio was 13.04% at September 30, 2016, versus 13.03% at June 30, 2016, 13.36% at December 31, 2015 and 13.45% at September 30, 2015, while the tier 1 risk-based capital ratio was 13.34% at September 30, 2016, compared to 13.33% at June 30, 2016, 13.67% at December 31, 2015 and 13.77% at September 30, 2015. The total risk-based capital ratio was 14.24% at September 30, 2016, compared to 14.23% at June 30, 2016, 14.54% at December 31, 2015 and 14.97% at September 30, 2015. In addition, Peoples' tangible equity to tangible asset ratio was 9.13%, and tangible book value per common share was $16.14 at September 30, 2016, versus 8.69% and $14.68 at December 31, 2015, respectively. The slight decline in Peoples' capital ratios from December 31, 2015, was due primarily to an increase in risk-weighted assets, which was the result of growth in loan balances, BOLI and low income housing investments, coupled with stock repurchases in the first quarter of 2016, totaling $5.0 million.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue.  The amount of net interest income earned by Peoples each quarter is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$8,663	$10	0.46%	$9,073	$11	0.49%	$34,093	$21	0.24%
Long-term investments	—	—	—%	—	—	—%	1,261	3	0.94%
Investment Securities (1):
Taxable	736,677	4,500	2.44%	765,153	4,783	2.50%	742,486	4,530	2.44%
Nontaxable (2)	112,589	1,186	4.21%	111,893	1,201	4.29%	113,577	1,231	4.34%
Total investment securities	849,266	5,686	2.68%	877,046	5,984	2.73%	856,063	5,761	2.69%
Loans (2)(3):
Commercial real estate, construction	93,353	915	3.84%	91,510	871	3.77%	70,264	762	4.24%
Commercial real estate, other	707,269	8,362	4.63%	721,714	8,341	4.57%	719,679	8,478	4.61%
Commercial and industrial	378,053	3,855	3.99%	373,220	4,017	4.26%	342,672	3,559	4.06%
Residential real estate (4)	554,039	6,070	4.38%	562,565	6,106	4.34%	570,623	6,283	4.40%
Home equity lines of credit	110,232	1,246	4.50%	107,919	1,203	4.48%	104,941	1,277	4.83%
Consumer	291,047	3,083	4.21%	265,072	2,890	4.39%	219,143	2,559	4.63%
Total loans	2,133,993	23,531	4.35%	2,122,000	23,428	4.39%	2,027,322	22,918	4.46%
Less: Allowance for loan losses	(17,787)			(17,362)			(17,982)
Net loans	2,116,206	23,531	4.39%	2,104,638	23,428	4.43%	2,009,340	22,918	4.50%
Total earning assets	2,974,135	29,227	3.89%	2,990,757	29,423	3.92%	2,900,757	28,703	3.92%
Intangible assets	147,466			148,464			151,206
Other assets	203,035			167,435			157,730
Total assets	$3,324,636			$3,306,656			$3,209,693
Deposits:
Savings accounts	$439,464	$59	0.05%	$438,368	$58	0.05%	$410,131	$56	0.05%
Governmental deposit accounts	311,650	152	0.19%	302,852	146	0.19%	301,178	161	0.21%
Interest-bearing demand accounts	264,182	61	0.09%	251,773	46	0.07%	235,145	47	0.08%
Money market accounts	400,749	175	0.17%	400,286	165	0.17%	395,547	158	0.16%
Brokered deposits	17,832	163	3.64%	29,542	273	3.73%	34,883	328	3.73%
Retail certificates of deposit	412,466	817	0.79%	431,075	815	0.76%	472,516	789	0.66%
Total interest-bearing deposits	1,846,343	1,427	0.31%	1,853,896	1,503	0.33%	1,849,400	1,539	0.33%
Borrowed Funds:
Short-term FHLB advances	73,413	79	0.43%	71,165	75	0.42%	9,413	5	0.21%
Retail repurchase agreements	70,401	30	0.17%	71,723	30	0.17%	89,583	37	0.17%
Total short-term borrowings	143,814	109	0.30%	142,888	105	0.29%	98,996	42	0.17%
Long-term FHLB advances	100,938	594	2.34%	71,686	534	3.00%	69,821	548	3.11%
Wholesale repurchase agreements	40,000	371	3.71%	40,000	367	3.67%	40,000	371	3.71%
Other borrowings	6,794	106	6.11%	6,741	104	6.10%	9,656	142	5.75%
Total long-term borrowings	147,732	1,071	2.89%	118,427	1,005	3.40%	119,477	1,061	3.54%
Total borrowed funds	291,546	1,180	1.61%	261,315	1,110	1.70%	218,473	1,103	2.01%
Total interest-bearing liabilities	2,137,889	2,607	0.49%	2,115,211	2,613	0.50%	2,067,873	2,642	0.51%
Non-interest-bearing deposits	709,432			726,066			694,277
Other liabilities	38,709			35,307			26,433
Total liabilities	2,886,030			2,876,584			2,788,583
Total stockholders’ equity	438,606			430,072			421,110
Total liabilities and stockholders’ equity	$3,324,636			$3,306,656			$3,209,693
Interest rate spread		$26,620	3.40%		$26,810	3.42%		$26,061	3.41%
Net interest margin			3.54%			3.57%			3.55%

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,052	$37	0.49%	$63,670	$115	0.24%
Other long-term investments	—	—	—%	1,317	10	1.02%
Investment Securities (1):
Taxable	754,922	14,010	2.47%	713,386	13,537	2.53%
Nontaxable (2)	112,331	3,588	4.26%	104,474	3,389	4.33%
Total investment securities	867,253	17,598	2.71%	817,860	16,926	2.76%
Loans (2) (3):
Commercial real estate, construction	88,373	2,566	3.81%	58,353	1,887	4.26%
Commercial real estate, other	721,620	25,195	4.59%	685,543	23,666	4.55%
Commercial and industrial	369,248	11,568	4.12%	320,793	10,140	4.17%
Residential real estate (4)	560,681	18,341	4.36%	549,582	18,234	4.42%
Home equity lines of credit	108,380	3,639	4.49%	97,881	3,367	4.60%
Consumer	267,673	8,658	4.32%	203,684	7,020	4.61%
Total loans	2,115,975	69,967	4.41%	1,915,836	64,314	4.45%
Less: Allowance for loan losses	(17,333)			(17,930)
Net loans	2,098,642	69,967	4.41%	1,897,906	64,314	4.49%
Total earning assets	2,975,947	87,602	3.90%	2,780,753	81,365	3.88%
Intangible assets	148,482			141,754
Other assets	175,909			145,957
Total assets	$3,300,338			$3,068,464
Deposits:
Savings accounts	$433,233	$173	0.05%	$381,717	$154	0.05%
Governmental deposit accounts	304,422	444	0.19%	273,768	450	0.22%
Interest-bearing demand accounts	255,796	151	0.08%	217,220	134	0.08%
Money market accounts	399,853	500	0.17%	381,238	456	0.16%
Brokered deposits	27,049	751	3.71%	37,130	1,034	3.72%
Retail certificates of deposit	432,515	2,512	0.78%	469,010	2,488	0.71%
Total interest-bearing deposits	1,852,868	4,531	0.33%	1,760,083	4,716	0.36%
Borrowed Funds:
Short-term FHLB advances	67,533	208	0.41%	5,436	8	0.20%
Retail repurchase agreements	73,275	93	0.17%	81,304	100	0.16%
Total short-term borrowings	140,808	301	0.29%	86,740	108	0.17%
Long-term FHLB advances	79,829	1,653	2.77%	87,154	1,718	2.64%
Wholesale repurchase agreements	40,000	1,104	3.68%	40,000	1,100	3.67%
Other borrowings	6,758	307	5.97%	15,205	513	4.45%
Total long-term borrowings	126,587	3,064	3.23%	142,359	3,331	3.13%
Total borrowed funds	267,395	3,365	1.68%	229,099	3,439	2.00%
Total interest-bearing liabilities	2,120,263	7,896	0.50%	1,989,182	8,155	0.55%
Non-interest-bearing deposits	715,244			645,553
Other liabilities	34,062			31,625
Total liabilities	2,869,569			2,666,360
Total stockholders’ equity	430,769			402,104
Total liabilities and stockholders’ equity	$3,300,338			$3,068,464
Interest rate spread		$79,706	3.40%		$73,210	3.33%
Net interest margin			3.55%			3.49%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2016
	Three Months Ended September 30, 2016 Compared to						Compared to
(Dollars in thousands)	June 30, 2016			September 30, 2015			September 30, 2015
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$—	$(1)	$(1)	$61	$(72)	$(11)	$99	$(177)	$(78)
Other long-term investments	—	—	—	(1)	(2)	(3)	(5)	(5)	(10)
Investment Securities (2):
Taxable	(108)	(175)	(283)	34	(64)	(30)	397	76	473
Nontaxable	(56)	41	(15)	(34)	(11)	(45)	160	39	199
Total investment income	(164)	(134)	(298)	—	(75)	(75)	557	115	672
Loans (2):
Commercial real estate, construction	21	23	44	(409)	562	153	(320)	999	679
Commercial real estate, other	500	(479)	21	179	(295)	(116)	195	1,334	1,529
Commercial and industrial	(476)	314	(162)	(387)	683	296	(199)	1,627	1,428
Residential real estate	270	(306)	(36)	(31)	(182)	(213)	(359)	466	107
Home equity lines of credit	5	38	43	(312)	281	(31)	(131)	403	272
Consumer	(593)	786	193	(1,326)	1,850	524	(705)	2,343	1,638
Total loan income	(273)	376	103	(2,286)	2,899	613	(1,519)	7,172	5,653
Total interest income	(437)	241	(196)	(2,226)	2,750	524	(868)	7,105	6,237
INTEREST EXPENSE:
Deposits:
Savings accounts	1	—	1	(5)	8	3	(2)	21	19
Government deposit accounts	—	6	6	(38)	29	(9)	(71)	65	(6)
Interest-bearing demand accounts	13	2	15	8	6	14	(9)	26	17
Money market accounts	10	—	10	15	2	17	21	23	44
Brokered certificates of deposit	(6)	(104)	(110)	(8)	(157)	(165)	(4)	(279)	(283)
Retail certificates of deposit	131	(129)	2	495	(467)	28	296	(272)	24
Total deposit cost	149	(225)	(76)	467	(579)	(112)	231	(416)	(185)
Borrowed funds:
Short-term borrowings	3	1	4	21	46	67	18	175	193
Long-term borrowings	(586)	652	66	(685)	695	10	344	(611)	(267)
Total borrowed funds cost	(583)	653	70	(664)	741	77	362	(436)	(74)
Total interest expense	(434)	428	(6)	(197)	162	(35)	593	(852)	(259)
Net interest income	$(3)	$(187)	$(190)	$(2,029)	$2,588	$559	$(1,461)	$7,957	$6,496
(1)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(2)Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a 35% federal tax rate.

The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Net interest income, as reported	$26,123	$26,308	$25,536	$78,198	$71,748
Taxable equivalent adjustments	497	502	525	1,508	1,462
Fully tax-equivalent net interest income	$26,620	$26,810	$26,061	$79,706	$73,210
Net interest income declined slightly in the third quarter of 2016, mostly due to lower income from investment securities. Net interest margin for the third quarter of 2016 was 3.54% compared to 3.55% for the third quarter of 2015 and 3.57% in the second quarter of 2016. During the third quarter of 2016, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $0.8 million related primarily to the acquired loans purchased in 2012 or thereafter in a business combination, which added 10 basis points to net interest margin, compared to $0.9 million, or 12 basis points, during the linked quarter and $1.4 million, or 18 basis points, during the prior year third quarter.
The net interest margin, excluding the impact of amortization and accretion from the acquisitions completed, decreased by 1 basis point compared to the linked quarter. Funding costs decreased 1 basis point compared to the linked quarter and 2 basis points from the third quarter of 2015. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
Additional information regarding changes in the Unaudited Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption "Interest Rate Sensitivity and Liquidity".
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Loan losses	978	575	5,635	2,410	6,385
Checking account overdrafts	$168	$152	$202	$418	$474
Provision for loan losses	$1,146	$727	$5,837	$2,828	$6,859
As a percentage of average total loans (a)	0.21%	0.14%	1.14%	0.18%	0.48%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provisions recorded in the current quarter and linked quarter were primarily due to loan growth. The provision for loan losses recorded during the third quarter of 2015 was primarily due to increased loan growth, an increase in criticized loans and an increase in a specific reserve related to one commercial relationship. During the first nine months of 2016, net charge-offs remained below the long-term historical average of 20 to 30 basis points.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Net loss on other real estate owned	$—	$—	$(50)	$(1)	$(131)
Net loss on debt extinguishment	—	(707)	—	(707)	(520)
Net gain (loss) on bank premises and equipment	1	(97)	(1)	(126)	(639)
Net (loss) gain on other	(225)	35	—	(190)	—
Net loss on asset disposals and other transactions	$(224)	$(769)	$(51)	$(1,024)	$(1,290)
The net loss on other during the third quarter of 2016 was related to the write-down of a tax investment. The net loss on debt extinguishment during the second quarter of 2016 was related to the prepayment of $20.0 million of FHLB advances. The net loss on bank premises and equipment during the second quarter of 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements. The net loss on other real estate owned ("OREO") during the third quarter of 2015 was due to the sale of one OREO property and the write-off of another OREO property. During the first nine months of 2015, the net loss on debt extinguishment was due to Peoples recognizing a loss from the prepayment of several FHLB advances and the loss on bank premises and equipment was due to asset write-offs associated with the NB&T acquisition, write-off of obsolete fixed assets and the write-down of a closed office location that was available for sale.
Non-Interest Income
Insurance income comprised the largest portion of third quarter 2016 non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Property and casualty insurance commissions	$2,579	$2,672	$2,678	$7,699	$7,755
Performance-based commissions	91	49	116	1,720	1,609
Life and health insurance commissions	420	479	436	1,318	1,291
Credit life and A&H insurance commissions	12	9	12	30	39
Other fees and charges	35	90	33	167	176
Insurance income	$3,137	$3,299	$3,275	$10,934	$10,870
The decrease in revenue for the third quarter of 2016 compared to the linked quarter was due mainly to a decline in the value of assets insured by Peoples' clients, which results in lower premiums to the clients and lower commission income to Peoples.
Deposit account service charges continued to comprise a sizable portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Overdraft and non-sufficient funds fees	$2,105	$1,895	$2,264	$5,806	$6,173
Account maintenance fees	605	585	581	1,751	1,553
Other fees and charges	123	83	77	442	339
Deposit account service charges	$2,833	$2,563	$2,922	$7,999	$8,065
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
Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, which serve as alternative delivery channels to traditional sales offices for providing services to clients. During the third quarter of 2016, compared to the prior year third quarter, electronic banking income grew 23% and has grown 20% in the nine months of 2016 compared to the nine months of 2015. The continued growth was primarily due to the increased volume of debit card transactions and ATM surcharges, due partly to the NB&T acquisition.
Peoples' trust and investment revenue continues to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Fiduciary	$1,851	$1,989	$1,780	$5,501	$5,110
Brokerage	841	787	717	2,349	1,978
Trust and investment income	$2,692	$2,776	$2,497	$7,850	$7,088

	September 30, 2016	June 30, 2016	March 31, 2015	December 31, 2015	September 30, 2015
(Dollars in thousands)
Trust assets under management	$1,292,044	$1,280,004	$1,254,824	$1,275,253	$1,261,112
Brokerage assets under management	754,168	729,519	706,314	664,153	621,242
Total managed assets	$2,046,212	$2,009,523	$1,961,138	$1,939,406	$1,882,354
Quarterly average	$2,031,378	$1,992,856	$1,935,108	$1,928,308	$1,926,070
Mortgage banking income increased 61% compared to the linked quarter, due to higher customer demand for long-term fixed-rate real estate loans which increased sales of loans in the secondary market. Peoples sold approximately $22.9 million of loans to the secondary market in the third quarter of 2016, compared to $8.5 million in the third quarter of 2015 and $15.7 million in the linked quarter. In the first nine months of 2016, Peoples sold approximately $44.6 million of loans to the secondary market compared to $41.1 million in the first nine months of 2015.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Base salaries and wages	$9,782	$9,820	$9,778	$29,439	$32,131
Sales-based and incentive compensation	2,501	2,006	1,422	6,310	4,975
Employee benefits	1,492	1,347	1,471	4,387	4,686
Stock-based compensation	346	325	405	1,009	1,432
Deferred personnel costs	(453)	(519)	(499)	(1,397)	(1,186)
Payroll taxes and other employment costs	916	993	995	3,133	3,455
Salaries and employee benefit costs	$14,584	$13,972	$13,572	$42,881	$45,493
Full-time equivalent employees:
Actual at end of period	799	803	821	799	821
Average during the period	798	813	825	809	791

For the three months ended September 30, 2016, salaries and employee benefit costs increased $1.0 million compared to the prior year third quarter and $612,000 from the linked quarter. The increases from the prior year third quarter and the linked quarter related to increases in sales-based and incentive compensation due largely to the corporate incentive plan. The decrease from the prior year-to-date period related to severance and retention payouts associated with the NB&T acquisition which were included in base salaries and wages in 2015.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Depreciation	$1,337	$1,197	$1,240	$3,773	$3,341
Repairs and maintenance costs	589	574	766	1,814	2,195
Net rent expense	244	239	203	712	636
Property taxes, utilities and other costs	598	571	631	1,856	2,101
Net occupancy and equipment expense	$2,768	$2,581	$2,840	$8,155	$8,273
Professional fees increased $374,000 during the third quarter of 2016 compared to the prior year third quarter but decreased $462,000 from the linked quarter. The increase in professional fees during the third quarter of 2016 compared to the prior year third quarter was mostly due to higher legal expenses, while the decrease from the linked quarter was related to annual trust client tax preparation, fees for outsourced services and the completion of a consulting agreement in the second quarter of 2016. Professional fees decreased $299,000 for the first nine months of 2016 compared to the prior year-to-date, as a result of acquisition-related activities in the first nine months of 2015 compared to no such activities in the first nine months of 2016.
Electronic banking expense, which is comprised of bankcard, internet and mobile banking costs, has increased from the prior year third quarter and the linked quarter, and from the prior year-to-date period. The increases from the prior periods were largely related to a higher volume of transactions completed by customers and additional services provided. The increase in the electronic banking expense was directionally consistent with the growth in electronic banking income.
Marketing expense decreased $983,000 from the prior year-to-date period, which was related to the timing of the NB&T acquisition and additional marketing campaigns in the new market areas.
Foreclosed real estate and other loan expenses decreased $491,000 from prior year-to-date, largely due to the timing of loan originations and the related deferral of the loan origination costs.
Other non-interest expense decreased $4.5 million for the first nine months in 2016 compared to the first nine months in 2015. The decrease was driven by $3.7 million of acquisition-related costs incurred in the 2015 period, compared to none in the 2016 period.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2016, Peoples recorded income tax expense of $10.8 million, for an effective tax rate of 31.2%. Peoples' current estimate of the effective tax rate for the entire year of 2016 is between 30.0% and 32.0%. In comparison, Peoples recorded an income tax expense of $3.5 million for the same period in 2015, which included the tax impact of acquisition-related costs that are not tax deductible of approximately $165,000, for an effective tax rate of 29.2%. The lower effective tax rate in 2015 was due primarily to lower book income in 2015 compared to 2016.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus total other expenses and, therefore, excludes the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported for income before taxes in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(Dollars in thousands)				2016	2015
Pre-Provision Net Revenue:
Income before income taxes	$11,448	$11,441	$5,504	$34,538	$11,808
Add: provision for loan losses	1,146	727	5,837	2,828	6,859
Add: loss on debt extinguishment	—	707	—	707	520
Add: net loss on loans held-for-sale and OREO	—	—	50	1	131
Add: net loss on securities transactions	1	—	—	1	—
Add: net loss on other assets	224	97	1	351	639
Less: net gain on securities transactions	—	767	62	863	673
Less: gain on other assets	—	35	—	35	—
Pre-provision net revenue	$12,819	$12,170	$11,330	$37,528	$19,284
Total average assets	$3,324,636	$3,306,656	$3,209,693	$3,300,338	$3,068,464
Pre-provision net revenue to total average assets (a)	1.53%	1.48%	1.40%	1.52%	0.84%
(a) Presented on an annualized basis.
PPNR for the third quarter of 2016 was higher than the linked quarter of 2016 and the third quarter of 2015 due largely to the increased revenue. PPNR for the first nine months of 2016 increased compared to the prior year-to-date period due largely to a reduction in acquisition-related costs and increased revenue.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' consolidated financial statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30,
(in $000’s)				2016	2015

Efficiency ratio:
Total other expenses	$26,842	$26,505	$26,112	$79,629	$87,804
Less: Amortization of intangible assets	$1,008	$1,007	$1,127	$3,023	$2,944
Adjusted total other expense	25,834	25,498	24,985	76,606	84,860
Total non-interest income	13,538	12,367	11,906	38,959	35,340
Net interest income	26,123	26,308	25,536	78,198	71,748
Add: Fully tax-equivalent adjustment	$497	$502	$525	$1,508	$1,462
Net interest income on a fully taxable-equivalent basis	$26,620	$26,810	$26,061	$79,706	$73,210

Adjusted revenue	$40,158	$39,177	$37,967	$118,665	$108,550

Efficiency ratio	64.33%	65.08%	65.81%	64.56%	78.18%
The decreases in the efficiency ratio in the periods disclosed above were primarily due to increased revenues and the continued focus on expense management. Management continues to target an efficiency ratio of 65% absent acquisition-related costs and other non-core charges, such as pension settlement charges.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2016, Peoples' interest-bearing deposits in other banks decreased from December 31, 2015, as excess cash was utilized to fund loan growth. These balances included $6.0 million of excess cash reserves being maintained at the Federal Reserve Bank at September 30, 2016, compared to $5.0 million at June 30, 2016 and $8.7 million at December 31, 2015. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2016, Peoples' total cash and cash equivalents decreased $3.3 million, as cash used in investing activities of $107.0 million exceeded cash provided by financing and operating activities of $61.6 million and $42.2 million, respectively. Peoples' investing activities reflected a $94.1 million net increase in loans and $35.0 million in BOLI, offset partially by $30.1 million in net proceeds from investment activities. The net proceeds from the investment portfolio reflected sales and principal payments, which outpaced purchases. Financing activities included a net increase in borrowings of $35.5 million and an increase of $39.6 million in deposits which were offset partially by cash dividends paid of $8.2 million and the purchase of $5.0 million of treasury stock.
Through the first nine months of 2015, Peoples' total cash and cash equivalents increased $2.3 million, as cash provided by operating and investing activities of $31.1 million and $39.2 million, respectively, exceeded cash used in financing activities totaling $68.0 million. The increase in cash provided by Peoples investing activities was primarily due to the $97.3 million contributed by the NB&T acquisition. Peoples financing activities reflected declines of $31.3 million in deposits and net payments of $28.8 million on long-term borrowings.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$1,001	$1,000	$2,004	$2,966	$2,993
States and political subdivisions	117,839	114,826	114,328	114,726	115,249
Residential mortgage-backed securities	607,452	620,819	650,674	632,293	639,327
Commercial mortgage-backed securities	23,283	23,789	24,258	23,845	24,348
Bank-issued trust preferred securities	4,783	4,536	4,330	4,635	4,776
Equity securities	7,785	7,648	6,600	6,236	6,592
Total fair value	$762,143	$772,618	$802,194	$784,701	$793,285
Total amortized cost	$743,878	$750,305	$785,544	$780,304	$780,609
Net unrealized gain	$18,265	$22,313	$16,650	$4,397	$12,676
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,823	$3,826	$3,828	$3,831	$3,833
Residential mortgage-backed securities	34,203	34,678	35,005	35,367	35,712
Commercial mortgage-backed securities	5,636	5,802	6,033	6,530	6,854
Total amortized cost	$43,662	$44,306	$44,866	$45,728	$46,399
Other investment securities, at cost	$38,443	$38,402	$38,402	$38,401	$38,496
Total investment portfolio:
Amortized cost	$787,540	$794,611	$830,410	$826,032	$827,008
Carrying value	$844,248	$855,326	$885,462	$868,830	$878,180
The decline in available-for-sale investment securities during the third quarter of 2016, compared to at June 30, 2016, was due to principal paydowns outpacing the reinvestment of cash into the portfolio, coupled with declines in market values.

At September 30, 2016, the investment portfolio was 25.1% of total assets, compared to 27.2% a year ago. In recent quarters, Peoples has maintained the size of the held-to-maturity securities portfolio, for which the unrealized gain or loss does not directly impact stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total fair value	$3,288	$3,640	$4,046	$4,201	$6,556
Total amortized cost	$3,499	$3,843	$4,244	$4,331	$6,546
Net unrealized (loss) gain	$(211)	$(203)	$(198)	$(130)	$10

Management continues to reinvest the principal runoff from the non-agency securities into U.S. agency investments, which accounted for the decline in the past year. At September 30, 2016, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Gross originated loans:
Commercial real estate, construction	$70,838	$88,672	$69,499	$63,785	$68,798
Commercial real estate, other	507,842	468,404	471,998	471,184	429,120
Commercial real estate	578,680	557,076	541,497	534,969	497,918
Commercial and industrial	351,340	322,512	308,649	288,130	288,697
Residential real estate	306,374	304,275	302,512	288,783	282,863
Home equity lines of credit	83,412	80,049	76,959	74,176	71,620
Consumer, indirect	229,334	205,980	182,428	165,320	152,110
Consumer, other	67,973	65,717	63,168	61,813	61,284
Consumer	297,307	271,697	245,596	227,133	213,394
Deposit account overdrafts	1,074	1,214	2,083	1,448	1,317
Total originated loans	$1,618,187	$1,536,823	$1,477,296	$1,414,639	$1,355,809
Gross acquired loans:
Commercial real estate, construction	$10,242	$10,321	$11,882	$12,114	$12,278
Commercial real estate, other	221,036	240,506	256,201	265,092	281,510
Commercial real estate	231,278	250,827	268,083	277,206	293,788
Commercial and industrial	48,702	55,840	59,161	63,589	68,759
Residential real estate	238,787	250,848	263,237	276,772	288,269
Home equity lines of credit	27,784	28,968	30,742	32,253	34,147
Consumer, indirect	952	1,136	1,369	1,776	1,883
Consumer, other	3,518	4,348	5,227	6,205	7,590
Consumer	4,470	5,484	6,596	7,981	9,473
Total acquired loans (a)	$551,021	$591,967	$627,819	$657,801	$694,436
Total loans	$2,169,208	$2,128,790	$2,105,115	$2,072,440	$2,050,245
Percent of loans to total loans:
Commercial real estate, construction	3.7%	4.7%	3.9%	3.7%	4.0%
Commercial real estate, other	33.8%	33.2%	34.5%	35.5%	34.5%
Commercial real estate	37.5%	37.9%	38.4%	39.2%	38.5%
Commercial and industrial	18.4%	17.8%	17.5%	17.0%	17.4%
Residential real estate	25.1%	26.1%	26.9%	27.3%	27.9%
Home equity lines of credit	5.1%	5.1%	5.1%	5.1%	5.2%
Consumer, indirect	10.6%	9.7%	8.8%	8.0%	7.5%
Consumer, other	3.3%	3.3%	3.2%	3.3%	3.4%
Consumer	13.9%	13.0%	12.0%	11.3%	10.9%
Deposit account overdrafts	—%	0.1%	0.1%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$389,090	$380,741	$383,531	$390,398	$387,200

(a)	Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
For the third quarter of 2016, period-end total loan balances increased $40.4 million, or 8% annualized, compared to at June 30, 2016. Period-end total loan balances increased $119.0 million, or 6%, compared to September 30, 2015. Indirect lending balances continued to be a key component of loan growth as they increased $23.2 million, or 45% annualized, during the quarter, and for the nine months ended 2016, indirect loans grew $63.2 million, or 50% annualized. Commercial loans grew $23.7 million, or 8% annualized, during the quarter, with the majority of the increase being in commercial and industrial loans, which grew $21.7 million, or 23% annualized, from the linked quarter. Indirect lending comprised a larger portion of the consumer loan portfolio as it was 24% at September 30, 2016, compared to 22% at June 30, 2016, 18% at December 31, 2015 and 17% at September 30, 2015. In addition, commercial and industrial loan balances comprised 33% of the commercial portfolio at September 30, 2016, compared to 32% at June 30, 2016, 30% at December 31, 2015 and 31% at

September 30, 2015. The recent growth in indirect lending and commercial and industrial loan balances has provided additional diversification to the loan portfolio.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2016:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$29,048	$49,731	$78,779	44.4%
Mixed commercial use facilities:
Owner occupied	7,173	3,180	10,353	5.8%
Non-owner occupied	4,342	8,802	13,144	7.4%
Total mixed commercial use facilities	11,515	11,982	23,497	13.2%
Land development	—	10,650	10,650	6.0%
Residential property	6,816	2,985	9,801	5.5%
Assisted living facilities and nursing homes	4,926	4,758	9,684	5.5%
Light industrial	9,072	—	9,072	5.1%
Lodging and lodging related	4,049	—	4,049	2.3%
Other	15,654	16,135	31,789	18.0%
Total commercial real estate, construction	$81,080	$96,241	$177,321	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$31,988	$956	$32,944	4.4%
Non-owner occupied	47,028	971	47,999	6.3%
Total office buildings and complexes	79,016	1,927	80,943	10.7%
Apartment complexes	70,924	269	71,193	9.4%
Mixed commercial use facilities:
Owner occupied	30,173	780	30,953	4.1%
Non-owner occupied	21,489	260	21,749	2.9%
Total mixed commercial use facilities	51,662	1,040	52,702	7.0%
Retail facilities:
Owner occupied	18,964	1,750	20,714	2.7%
Non-owner occupied	30,920	1,029	31,949	4.2%
Total retail facilities	49,884	2,779	52,663	6.9%
Lodging and lodging related	42,757	2,030	44,787	5.9%
Light industrial facilities:
Owner occupied	35,405	41	35,446	4.7%
Non-owner occupied	2,758	—	2,758	0.4%
Total light industrial facilities	38,163	41	38,204	5.1%
Assisted living facilities and nursing homes	32,982	250	33,232	4.4%
Restaurant:
Owner occupied	25,542	—	25,542	3.4%
Non-owner occupied	1,235	—	1,235	0.2%
Total restaurant facilities	26,777	—	26,777	3.6%
Warehouse facilities	19,883	497	20,380	2.7%
Residential property:
Owner occupied	905	1,651	2,556	0.3%
Non-owner occupied	11,453	2,348	13,801	1.8%
Total residential facilities	12,358	3,999	16,357	2.1%
Other	304,472	15,201	319,673	42.2%
Total commercial real estate, other	$728,878	$28,033	$756,911	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both September 30, 2016 and December 31, 2015.
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

The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Commercial real estate	7,490	7,536	7,492	7,076	7,437
Commercial and industrial	5,690	5,234	5,295	5,382	11,487
Total commercial	13,180	12,770	12,787	12,458	18,924
Residential real estate	1,120	1,296	1,258	1,257	1,179
Home equity lines of credit	686	684	733	732	777
Consumer	2,832	2,747	2,156	1,971	1,803
Deposit account overdrafts	143	144	125	121	154
Originated allowance for loan losses	17,961	17,641	17,059	16,539	22,837
Purchased credit impaired loan losses	258	197	202	240	303
Nonimpaired acquired loans	—	—	—	—	103
Acquired allowance for loan losses	258	197	202	240	406
Allowance for loan losses	$18,219	$17,838	$17,261	$16,779	$23,243
As a percent of originated loans, net of deferred fees and costs	1.13%	1.16%	1.17%	1.19%	1.72%
The increase in the allowance for loan losses at September 30, 2016, compared to the linked quarter and December 31, 2015 was largely due to loan growth during the year. The coverage of allowance for loan losses at September 30, 2016 decreased from December 31, 2015 primarily due to continued improvement in the historical loss experience used to calculate the allowance for loan losses, coupled with the continued stabilization of asset quality metrics. The decrease in the coverage of allowance for loan losses from September 30, 2015 was due to the specific reserve on the one commercial loan relationship that was charged-off in the fourth quarter of 2015.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Gross charge-offs:
Commercial real estate, other	$28	$—	$28	$120	$137
Commercial and industrial	—	6	1,012	13,150	83
Residential real estate	146	234	168	94	255
Home equity lines of credit	29	19	10	9	35
Consumer	850	425	622	484	387
Deposit account overdrafts	210	171	163	209	243
Total gross charge-offs	1,263	855	2,003	14,066	1,140
Recoveries:
Commercial real estate, other	18	17	1,164	13	8
Commercial and industrial	—	250	—	5	—
Residential real estate	123	40	29	108	47
Home equity lines of credit	8	19	7	12	27
Consumer	308	341	260	189	242
Deposit account overdrafts	41	38	70	37	41
Total recoveries	498	705	1,530	364	365
Net charge-offs (recoveries):
Commercial real estate, other	10	(17)	(1,136)	107	129
Commercial and industrial	—	(244)	1,012	13,145	83
Residential real estate	23	194	139	(14)	208
Home equity lines of credit	21	—	3	(3)	8
Consumer	542	84	362	295	145
Deposit account overdrafts	169	133	93	172	202
Total net charge-offs	$765	$150	$473	$13,702	$775
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	—%	—%	(0.22)%	0.02%	0.02%
Commercial and industrial	—%	(0.05)%	0.19%	2.53%	0.02%
Residential real estate	—%	0.04%	0.03%	—%	0.04%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer	0.11%	0.02%	0.07%	0.06%	0.03%
Deposit account overdrafts	0.03%	0.02%	0.02%	0.03%	0.04%
Total	0.14%	0.03%	0.09%	2.64%	0.15%
Net charge-offs were below Peoples' historical rate of 20 to 30 basis points in 2016. Peoples recorded net charge-offs of $765,000 for the three months ended September 30, 2016, resulting in an annualized net charge-off rate of 0.14%. The increase in consumer net charge-offs was in relation to the increase in indirect lending portfolio, which has experienced significant growth during the year. The commercial and industrial loan recovery during the second quarter of 2016 was due to a single commercial relationship that was previously charged-off. The commercial real estate loan recovery during the first quarter of 2016 was due to a $1.0 million recovery on a relationship that was previously charged-off. During the fourth quarter of 2015, Peoples recorded a $13.1 million charge-off of one commercial and industrial loan relationship. These factors have an impact on the estimated loss rates used to determine the allocations of allowance for loan losses for commercial loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,636	$3,982	$2,763	$2,425	$834
Commercial and industrial	452	459	2,074	1,986	1,674
Residential real estate	1,792	1,421	1,707	1,522	1,223
Home equity	199	—	184	35	10
Consumer, indirect	82	—	—	—	—
Consumer, other	—	7	18	1	19
Total	4,161	5,869	6,746	5,969	3,760
Nonaccrual loans:
Commercial real estate, construction	855	877	891	921	—
Commercial real estate, other	10,020	7,154	7,220	7,357	2,306
Commercial and industrial	1,365	1,714	500	350	157
Residential real estate	3,951	3,429	2,966	2,991	3,046
Home equity	458	426	308	340	287
Consumer, indirect	—	—	—	—	—
Consumer, other	—	—	30	31	31
Total	16,649	13,600	11,915	11,990	5,827
Troubled debt restructurings:
Commercial real estate, other	742	123	107	153	337
Commercial and industrial	384	394	374	377	13,854
Residential real estate	1,484	1,354	1,022	864	995
Home equity	47	52	65	79	82
Consumer, indirect	30	46	82	34	36
Consumer, other	10	13	14	34	13
Total	2,697	1,982	1,664	1,541	15,317
Total nonperforming loans (NPLs)	23,507	21,451	20,325	19,500	24,904
OREO:
Commercial	594	597	597	644	1,476
Residential	125	82	82	89	90
Total	719	679	679	733	1,566
Total nonperforming assets (NPAs)	$24,226	$22,130	$21,004	$20,233	$26,470
NPLs as a percent of total loans	1.08%	1.01%	0.97%	0.94%	1.21%
NPAs as a percent of total assets	0.72%	0.66%	0.64%	0.62%	0.82%
NPAs as a percent of total loans and OREO	1.11%	1.04%	1.00%	0.98%	1.29%
Allowance for loan losses as a percent of NPLs	77.50%	83.16%	84.92%	86.05%	93.68%
Nonperforming assets increased $2.1 million during the third quarter of 2016 compared to June 30, 2016, due primarily to an increase of $3.8 million in nonaccrual loans, which was partially offset by a decrease of $1.7 million in loans 90+ days past due. The increase in nonaccrual loans was due primarily to two commercial real estate loans. The increase of $0.8 million in total nonperforming assets during the first quarter of 2016 was primarily due to the increase in loans 90+ days past due and accruing, which was mainly the result of a loan moving into that classification. The decrease in total nonperforming assets in the fourth quarter of 2015 related to the charge-off of one commercial and industrial relationship.
The decrease in OREO during the first quarter of 2016 and fourth quarter of 2015 was due to net sales outpacing new OREO properties being recorded.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Non-interest-bearing deposits	$745,468	$699,695	$716,202	$717,939	$711,226
Interest-bearing deposits:
Retail certificates of deposit	406,866	418,748	439,460	448,992	461,398
Money market deposit accounts	411,111	401,828	395,022	394,119	393,472
Governmental deposit accounts	286,716	300,639	313,904	276,639	293,889
Savings accounts	438,087	438,952	434,381	414,375	404,676
Interest-bearing demand accounts	270,490	252,119	254,241	250,023	232,354
Brokered certificates of deposits	16,719	20,990	33,873	33,857	33,841
Total interest-bearing deposits	1,829,989	1,833,276	1,870,881	1,818,005	1,819,630
Total deposits	$2,575,457	$2,532,971	$2,587,083	$2,535,944	$2,530,856
Total deposits increased $42.5 million during the third quarter of 2016, attributable to an increase of $45.8 million in non-interest-bearing deposits. The increase in non-interest-bearing deposits was primarily due to commercial non-interest-bearing deposit balances, which increased $36.0 million, with individual non-interest-bearing deposit balances increasing $12.0 million during the quarter. Commercial non-interest-bearing deposit balances were impacted by one large customer maintaining a higher balance than normal at September 30, 2016.
Compared to December 31, 2015, period-end deposit balances increased $39.5 million, with $27.5 million of the growth in non-interest-bearing deposits and $12.0 million of the growth in interest-bearing deposits. The growth in non-interest-bearing deposits was attributable to growth of $38.7 million in commercial non-interest-bearing deposit balances. Interest-bearing deposits grew as a result of all categories increasing except for certificates of deposits, which declined $59.3 million.
Period-end deposits increased $44.6 million compared to September 30, 2015, with $34.2 million of the growth in non-interest-bearing deposits and $10.4 million of the growth in interest-bearing deposits. Individual and commercial non-interest-bearing deposits each grew $17.4 million. The growth in interest-bearing deposits was the result of growth in all categories except for certificates of deposit, which decreased $71.7 million, and governmental deposits, which declined $7.2 million.
Non-interest-bearing deposits comprised 29% of total deposits at September 30, 2016, compared to 28% at June 30, 2016, December 31, 2015 and September 30, 2015.
Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail certificates of deposit ("CDs") and brokered deposits. These actions accounted for much of the changes in deposit balances over the last several quarters. The decreases in governmental deposit accounts during the third and second quarter of 2016 and previous quarters in 2015 were due to normal seasonal declines, as the balances typically increase annually during the first quarter.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Short-term borrowings:
FHLB advances	$90,000	$103,000	$63,000	$76,000	$40,000
Retail repurchase agreements	72,807	70,512	72,068	84,386	89,165
Total short-term borrowings	162,807	173,512	135,068	160,386	129,165
Long-term borrowings:
FHLB advances	100,743	101,214	66,474	66,934	69,715
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(57)	(63)	(69)	—	—
Term note payable (parent company)	—	—	—	—	—
Junior subordinated debt securities	6,877	6,829	6,783	6,736	6,685
Total long-term borrowings	147,563	147,980	113,188	113,670	116,400
Total borrowed funds	$310,370	$321,492	$248,256	$274,056	$245,565

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

▪
Peoples entered into three forward starting interest rate swaps to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2023 and 2025. These swaps will replace $30.0 million in borrowings that mature in 2018, which have interest rates ranging from 3.65% to 3.92%.

Additional information regarding Peoples' interest rate swaps can be found in Note 10 of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At September 30, 2016, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the current risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, tier 1 capital ratio and total risk-based capital ratio. At September 30 2016, Peoples' had a capital buffer of 6.24%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at September 30, 2016.
The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Capital Amounts:
Common Equity Tier 1	$301,222	$295,148	$288,787	$288,416	$287,020
Tier 1	308,099	301,977	295,569	295,151	293,705
Total (Tier 1 and Tier 2)	328,948	322,413	314,896	313,974	319,277
Net risk-weighted assets	$2,309,951	$2,265,022	$2,203,776	$2,158,713	$2,133,399
Capital Ratios:
Common Equity Tier 1	13.04%	13.03%	13.10%	13.36%	13.45%
Tier 1	13.34%	13.33%	13.41%	13.67%	13.77%
Total (Tier 1 and Tier 2)	14.24%	14.23%	14.29%	14.54%	14.97%
Leverage ratio	9.71%	9.56%	9.45%	9.52%	9.57%
Peoples' capital ratios were relatively flat compared to June 30, 2016, although the leverage ratio increased 15 basis points largely due to an increase in assets late in the third quarter of 2016, which had a small impact on average assets. Compared to September 30, 2015, the decline in capital ratios was mostly attributable to stock repurchases completed in the first quarter of 2016. Peoples continues to be well above the amounts required to be considered "well capitalized" under applicable banking regulations.
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Tangible equity:
Total stockholders' equity, as reported	$440,637	$437,753	$428,486	$419,789	$424,760
Less: goodwill and other intangible assets	147,005	147,971	148,997	149,617	151,339
Tangible equity	$293,632	$289,782	$279,489	$270,172	$273,421

Tangible assets:
Total assets, as reported	$3,363,585	$3,333,455	$3,294,929	$3,258,970	$3,228,830
Less: goodwill and other intangible assets	147,005	147,971	148,997	149,617	151,339
Tangible assets	$3,216,580	$3,185,484	$3,145,932	$3,109,353	$3,077,491

Tangible book value per common share:
Tangible equity	$293,632	$289,782	$279,489	$270,172	$273,421
Common shares outstanding	18,195,986	18,185,708	18,157,932	18,404,864	18,400,809

Tangible book value per common share	$16.14	$15.93	$15.39	$14.68	$14.86

Tangible equity to tangible assets ratio:
Tangible equity	$293,632	$289,782	$279,489	$270,172	$273,421
Tangible assets	$3,216,580	$3,185,484	$3,145,932	$3,109,353	$3,077,491

Tangible equity to tangible assets	9.13%	9.10%	8.88%	8.69%	8.88%
The increase in the tangible equity to tangible assets ratio at September 30, 2016 compared to the ratio at June 30, 2016 was due mainly to the quarterly earnings. Tangible equity increased during 2016, largely as a result of the increase in the market value of Peoples' available-for-sale investment portfolio coupled with the current year-to-date earnings.
Tangible book value per common share was $16.14 at September 30, 2016, compared to $14.86 at the end of the prior year third quarter and $15.93 at the end of the linked quarter. The increase from the previous year was primarily attributed to a decrease in the number of common shares outstanding coupled with an increase in the market value of Peoples' available for sale investment portfolio. The increase from the linked quarter was due to current year-to-date earnings.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
300	$4,079	4.1%	$1,477	1.5%	$(63,389)	(10.6)%	$(88,774)	(15.3)%
200	3,827	3.8%	1,943	1.9%	(38,084)	(6.4)%	(57,205)	(9.9)%
100	2,766	2.7%	1,823	1.8%	(14,360)	(2.4)%	(27,036)	(4.7)%
At September 30, 2016, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Unaudited Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps in the second quarter of 2016 as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2016, Peoples had three interest rate swaps with a notional value of $30 million.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2015 Form 10-K.
At September 30, 2016, Peoples had liquid assets of $145.0 million, which represented 3.9% of total assets and unfunded commitments. This amount exceeded the minimal level of $74.2 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $73.4 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Home equity lines of credit	$83,267	$85,139	$84,826	$84,148	$84,613
Unadvanced construction loans	100,484	88,342	70,389	77,479	73,715
Other loan commitments	268,259	242,914	245,679	233,689	224,673
Loan commitments	$452,010	$416,395	$400,894	$395,316	$383,001
Standby letters of credit	$27,072	$22,065	$22,376	$22,970	$22,494
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
The accounting treatment of the interest rate swaps entered into by Peoples in the second quarter of 2016 as part of its interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2016, Peoples had three interest rate swaps with a notional value of $30.0 million. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances and their expected replacement dates.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of September 30, 2016, Peoples has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.7 million against its obligations under these agreements. If Peoples had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2016:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2016	—		$—		—	$15,049,184
August 1 - 31, 2016	1,408	(2)	$22.51		—	15,049,184
September 1 - 30, 2016	367	(2)	$24.65	(2)	—	15,049,184
Total	1,775		$22.95		—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended September 30, 2016.

(2)
Information reported includes 1,408 common shares and 367 common shares purchased in open market transactions during August and September, respectively, by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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

PEOPLES BANCORP INC.

Date:	October 27, 2016	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 27, 2016	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2016; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to the Unaudited Consolidated Financial Statements.