Form 10-K
period 2016-12-31
PEOPLES BANCORP INC
filed 2017-02-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission File Number: 0-16772

PEOPLES BANCORP INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, P.O. Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(740) 373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

As of June 30, 2016, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $387,881,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 18,262,634 common shares, without par value, at February 24, 2017.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.  BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company and was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank. As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company and Peoples held all of the common securities of NB&T Statutory Trust III, which were acquired in connection with the acquisition of NB&T Financial Group, Inc. ("NB&T") on March 6, 2015. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance") and two asset management companies, PBNA, L.L.C. and Peoples Tax Credit Equity, LLC. Peoples Investment Company has one subsidiary, Peoples Capital Corporation.
Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name "The Peoples Banking and Trust Company" in Marietta, Ohio, and in 2000 was reorganized as a national banking association under the name "Peoples Bank, National Association". Effective December 30, 2015, the banking subsidiary converted from a national banking association back to an Ohio state-chartered bank, which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank continues to operate under the trade name and federally registered service mark "Peoples Bank". Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name "Northwest Territory Property and Casualty Insurance Agency, Inc". In late 1995, Peoples Insurance was awarded insurance agency powers in the state of Ohio, becoming the first insurance agency in Ohio to be affiliated with a financial institution. In 2009, Peoples Insurance was converted from an Ohio corporation to an Ohio limited liability company under its current name.
Peoples Investment Company, its subsidiary, Peoples Capital Corporation, and PBNA, L.L.C. were formed in 2001, and Peoples Tax Credit Equity, LLC was formed in 2014, to optimize Peoples' consolidated capital position and provide new investment opportunities as a means of enhancing profitability. These opportunities include, but are not limited to, investments in affordable housing tax credit funds or projects, historical tax credit funds, venture capital and other higher risk investments, which are either limited or restricted as investments by Peoples Bank. Presently, the operations of these companies do not represent a material part of Peoples' overall business activities.
Business Overview
Peoples makes available a complete line of banking, insurance, investment and trust solutions through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:
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
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank credit card and merchant processing services are provided through joint marketing arrangements with third parties.

Peoples' business activities are currently limited to one reporting unit and reportable segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2016, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following "ITEM 9B. OTHER INFORMATION" of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices, both individually and as part of entire financial institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investments; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On November 7, 2016, Peoples converted its core banking system (including the related operating systems, data systems and products). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 earnings per diluted share, for the full year. The $1.3 million was primarily recorded in various expense categories, including other non-interest expense, professional fees, and salaries and employee benefit costs. Also included in the $1.3 million was a reduction to deposit account service charge revenue, as Peoples granted waivers of $85,000 related to account service charges in the month of the conversion.
Primary Market Area and Customers
Peoples Bank considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northern Kentucky. Peoples currently operates 60 locations in Ohio, 15 locations in West Virginia and 5 locations in Kentucky. Peoples' market area consists of rural, small urban and metropolitan markets and is comprised of a diverse group of industries and employers. Principal industries served in Peoples' primary markets include manufacturing; distribution; real estate; healthcare; education; municipal; agricultural; petrochemical; oil; gas and coal production; wholesale and retail trade; tourism; and service-related industries. This broad-based economy provides diversity which helps prevent Peoples' revenue and earnings from being too dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial real estate loans, real estate construction loans, commercial and industrial loans, residential real estate loans, home equity lines of credit, and direct and indirect consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2016, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans, nor did it have any loans outstanding to non-U.S. entities.
Commercial Lending
Commercial real estate and commercial and industrial loans ("commercial loans"), including loans secured by commercial real estate, represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 52.1% and 52.5% of total loans at December 31, 2016 and December 31, 2015, respectively. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes. Additionally, the primary source of repayment for commercial loans is typically considered to be the cash flows of the borrower's business, which can be susceptible to adverse changes in the economic conditions of the general economy or within a specific industry.
Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from 3 to 10 years. At December 31, 2016, the commercial loan portfolio consisted of 75.2% variable interest rate loans and 24.8% fixed interest rate loans. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank evaluates all loan relationships whose aggregate credit exposure is greater than $1.0 million on an annual basis for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Peoples Bank also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. At December 31, 2016, outstanding construction loans comprised 4.2% of Peoples Bank's loan portfolio, compared to 3.7% at December 31, 2015. Construction financing is generally considered to involve the highest credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to pay the loan if the property is not sold upon completion.
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
Residential Real Estate Loans
While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a major focus of Peoples Bank. The originated loans may either be retained in Peoples Bank's loan portfolio, or sold into the secondary market. Peoples Bank's portfolio of residential real estate loans comprised 24.1% of total loans at December 31, 2016, and 27.3% at December 31, 2015. Peoples Bank also had $4.0 million of residential real estate loans held for sale and was servicing $398.1 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold into the secondary market. Peoples Bank requires evidence of insurance at the time of the loan closing and, additionally, has a blanket insurance policy to cover residential real estate loans that do not include an insurance escrow account.
Peoples Bank originates both fixed-rate and adjustable-rate real estate loans. Typically, Peoples Bank sells its longer-term fixed-rate real estate loans into the secondary market, while retaining the servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2016, outstanding home equity lines of credit comprised 5.0% of Peoples Bank's total loans, compared to 5.1% at December 31, 2015. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed-rate installment loans with 5 to 15-year terms. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years which converts to a variable interest rate for the remaining five years. Of the total home equity loan portfolio, there were 94.6% and 5.4% of variable interest rate loans and fixed interest rate loans, respectively. At December 31, 2016, total outstanding principal balances and available credit amounts of the convertible rate home equity lines of credit were $18.7 million and $20.4 million, respectively, and the weighted-average remaining maturity was 7.8 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $33,000 at December 31, 2016.
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
Consumer Lending
Peoples Bank's consumer lending activities primarily involve loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. At December 31, 2016, consumer loans comprised 14.5% of Peoples Bank's loan portfolio compared to 11.3% at December 31, 2015.
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

Investment Activities
At December 31, 2016, investment securities comprised 25.0% of Peoples' total assets compared to 26.7% at December 31, 2015. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples Bancorp Inc. are comprised of common stocks issued by various unrelated bank holding companies. The investments owned by Peoples' non-banking subsidiaries currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
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
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.
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
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies, insurance agencies and mutual fund providers. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, financial services providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Act") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans and deposits, and the availability and pricing of fiduciary, employee benefit plan, brokerage and insurance services. However, some competitors may have greater resources, including additional technology offerings and higher lending limits than Peoples, which may adversely affect Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and is intended to promote customers' continued use of multiple financial products and services. In addition, Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products.
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
Employees
At December 31, 2016, Peoples had 782 full-time equivalent employees compared to 817 at December 31, 2015.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)", "Peoples Bancorp", "Peoples Bank", Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success." and "peoplesbancorp.com" with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2017 to 2021. Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 5 to 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at the times required by the federal trademark laws and regulations.
Peoples has proprietary interests in the internet domain names "pebo.com" and "peoplesbancorp.com". Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the internet are continually evolving.

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
Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Bank of Cleveland. Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers.
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
Other Regulatory Agencies
Securities and Exchange Commission ("SEC") and The NASDAQ Stock Market ("NASDAQ"). Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder, as administered by the SEC. Peoples' common shares are listed with NASDAQ under the symbol "PEBO" and Peoples is subject to the rules for NASDAQ listed companies.
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
Federal Deposit Insurance Corporation ("FDIC"). The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and Peoples Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States government.
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Peoples Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

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
Effective July 1, 2016, the FDIC revised the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. This revision changed the assessment method to the financial ratios method which is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model; eliminated risk categories for established small banks; and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).
The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the Deposit Insurance Fund as a percentage of all Deposit Insurance Fund insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

Bank Holding Company Regulation
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

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the ODFI, and the Office of Comptroller of the Currency ("OCC"), have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized", and "critically undercapitalized".
The regulatory agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.
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
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the U.S. until adopted into U.S. law or regulations. Although the U.S. banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the U.S. banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules (the “Basel III Capital Rules”) applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act. Community banking organizations, including Peoples and Peoples Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.
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
The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phased in January 1, 2016, at .625%.
The implementation of the portion of Basel III that has been phased in as of the date of this Form 10-K did not have a material impact on Peoples’ or Peoples Bank’s capital ratios. Further, the implementation of Basel III, once fully phased in, is not expected to have a material impact on Peoples’ or Peoples Bank’s capital ratios.
In order to be "well capitalized", a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples and Peoples Bank meet the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in Note 15 of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2016, the most recent performance evaluation by the OCC (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank, which was conducted in 2015, resulted in an overall rating of "Satisfactory".
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 15 of the Notes to the Consolidated Financial Statements.
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
Executive and Incentive Compensation
In June 2010, the federal banking regulatory agencies issued joint interagency guidance on incentive compensation policies (the "Joint Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should: (1) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.
In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements (the "First Proposed Joint Rules"). The First Proposed Joint Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.
In May 2016, the federal banking regulatory agencies approved a second joint notice proposed rules (the "Second Proposed Joint Rules") designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1.0 billion or more, and are still in proposed rules status.

The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:
•Level 1 consisting of institutions with assets of $250 billion or more;
•Level 2 consisting of institutions with assets of at least $50 billion and less than $250 billion; and
•Level 3 consisting of institutions with assets of at least $1 billion and less than $50 billion.
Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like Peoples Bank, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are "excessive" or "could lead to material financial loss;"

•	require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.
Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.
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
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, as well as political changes, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Website Access to Peoples' SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' Internet website into this Form 10-K). Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Peoples' definitive proxy statement filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Peoples electronically files each such report, amendment or proxy statement with, or furnishes it to, the SEC.
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

Peoples’ success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond Peoples’ control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans, and the value of the collateral securing the loans it makes. The recent election of a new United States President may result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world. Economic turmoil in Europe, including the exit of Britain from the European Union ("Brexit"), and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect Peoples’ earnings and capital, and the ability of its customers to repay loans.
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
Some businesses, states and municipalities are having financial difficulty, due to reduced cash flow and weakened financial condition, despite the general recovery of the economy from the recession that started in 2008. Moreover, any reversal of recent improvements in economic conditions could have an adverse affect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

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
During 2014 and 2015, Peoples completed four bank acquisitions which required integration of the acquired business into Peoples' business platform. Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, Peoples may issue equity securities in connection with acquisitions which could dilute the economic and voting interests of its shareholders. Recent increases in the stock price of financial institutions could impact the valuation of potential target companies, and therefore, Peoples' ability to compete for acquisitions.

•	Legislative or regulatory changes or actions, or significant litigation, could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Bank of Cleveland, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the appropriateness of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and its shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples' market area.
In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal regulatory agencies subject Peoples, Peoples Bank and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on Peoples' business, results of operations or the trading price of Peoples' common shares. In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect sales of loans.
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
Additionally, Peoples' investment portfolio continues to include a limited amount of investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in future periods. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize impairment losses on its investment in bank-issued trust preferred securities in future periods.

•	Peoples' failure to be in compliance with any material provision or covenant of its debt instruments could have a material adverse effect on Peoples' liquidity and operations.
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
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including the financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that would be unfavorable to Peoples. As of December 31, 2016, Peoples was in compliance with the applicable covenants.

•	Increases in FDIC insurance premiums may have a material adverse affect on Peoples' earnings.
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The Deposit Insurance Fund maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions, such as Peoples Bank. The costs of resolving bank failures increased for a period of time and decreased the Deposit Insurance Fund balance. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.
The FDIC has recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. Effective July 1, 2016, the FDIC changed the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. This revision changed the assessment method to the financial ratios method so that it is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model; eliminated risk categories for established small banks; and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating). This change to the assessment decreased Peoples' premiums beginning in late 2016. However, there can be no assurance that the assessment will continue to be at the lower rate indefinitely.

•	Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. For the year ended December 31, 2016, Peoples' net interest income was 67.2% of total revenue. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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
Peoples' estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond Peoples' control, and the losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the loan loss allowance will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for loan losses may not be sufficient to cover the incurred losses from its loan portfolio, resulting in the need for additions to the allowance for loan losses which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, bank regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Moreover, the Financial Accounting Standards Board ("FASB") has changed its requirements for establishing the allowance for loan losses.
On June 16, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.
Any significant increase in the allowance for loan losses or loan charge-offs, as required by these regulatory authorities, might have a material adverse effect on Peoples' financial condition and results of operations.

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
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other unanticipated reasons. Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.

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

•
Peoples' business could be adversely affected by interruptions in the effective operations of, or security breaches affecting its computer systems and telecommunications networks, or those of a third-party service provider.

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
Peoples may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Peoples could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operations. Although Peoples has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to Peoples.
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
Peoples’s assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. Peoples utilizes several third-party vendors who have access to Peoples' assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. Peoples employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Peoples maintains certain insurance coverage to prevent material financial loss from cyber-attacks.

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

When Peoples Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty Peoples Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While Peoples Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on Peoples’ liquidity, results of operations and financial condition.

•	Changes in tax laws could adversely affect Peoples' performance.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on Peoples' results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio. In addition, Peoples' customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples' customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples' customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Akron (2 offices), Athens (2 offices), Baltimore, Batavia, Beachwood, Belpre (2 offices), Blanchester, Byesville, Caldwell, Cambridge (2 offices), Carlisle, Centerville, Coshocton (2 Offices), Cuyahoga Falls, Franklin, Gallipolis, Georgetown, Heath, Hillsboro, Jackson, Lancaster (2 offices), Lebanon (2 offices), Lowell, Maineville, Marietta (4 offices), Mason, McConnelsville, Milford, Mount Orab, Mount Vernon, Munroe Falls, Nelsonville, New Philadelphia, New Vienna, Newark, Norton, Piketon, Pomeroy (2 offices), Sabina, Sardina, Springboro, Waynesville, Wellston, Williamsburg, Wilmington (3 offices), Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), Milton, New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant (2 offices), Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland (2 offices), Greenup, Pikeville and Russell. Of these 80 offices, 20 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Chillicothe, Jackson, Lebanon and Piketon, Ohio, and in Pikeville, Kentucky.

Rent expense on the leased properties totaled $1.0 million in both 2016 and 2015, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2018:

Location	Address	Lease Expiration Date (a)

Pikeville Insurance Office	108 Trivette Dr Pikeville, Kentucky	September 2017
Milton Office	1763 Suite A Route 60 Milton, West Virginia	November 2017
New Philadelphia Office	136A Second St NE New Philadelphia, Ohio	January 2018
Lancaster Fair Avenue Office	2211 West Fair Ave Lancaster, Ohio	March 2018
Athens Mall Office	801 East State Street Athens, Ohio	June 2018
Worthington Office	130 East Wilson Bride Rd, Suite 327 Worthington, Ohio	June 2018

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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2016, Peoples had 2,284 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per common share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2016
Fourth Quarter	$32.82	$24.13	$0.17
Third Quarter	24.82	21.40	0.16
Second Quarter	22.14	19.13	0.16
First Quarter	19.55	16.50	0.15
2015
Fourth Quarter	$22.00	$18.12	$0.15
Third Quarter	24.33	20.63	0.15
Second Quarter	24.74	22.65	0.15
First Quarter	26.01	22.63	0.15
.
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 15 of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 - BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2016:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2016	1,688	(2)(3)	$24.63	(2)(3)	—	$15,049,184
November 1 - 30, 2016	1,147	(2)(3)	$25.16	(2)(3)	—	$15,049,184
December 1 - 31, 2016	2,107	(2)(3)	$30.47	(2)(3)	—	$15,049,184
Total	4,942		$27.24		—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended December 31, 2016. Additional information regarding the share repurchase program can be found in Note 10 of the Notes to the Consolidated Financial Statements.

(2)
Information includes 1,314 common shares, 15 common shares, and 285 common shares purchased in open market transactions during October, November, and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)
Includes 374 common shares, 1,132 common shares, and 1,822 common shares withheld during October, November, and December, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2011, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2011	2012	2013	2014	2015	2016
Peoples Bancorp Inc.	$100.00	$140.94	$159.18	$187.97	$140.34	$248.73
NASDAQ Stocks (U.S. Companies)	$100.00	$117.63	$164.88	$189.33	$202.80	$220.95
NASDAQ Bank Stocks	$100.00	$118.58	$168.05	$176.32	$191.91	$264.66

ITEM 6. SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data (a)
Total interest income	$115,444	$108,333	$80,200	$67,071	$69,470
Total interest expense	10,579	10,721	10,694	11,686	14,995
Net interest income	104,865	97,612	69,506	55,385	54,475
Provision for (recovery of) loan losses	3,539	14,097	339	(4,410)	(4,716)
Net (loss) gain on investment securities and other transactions	(203)	(1,059)	(33)	334	(778)
Total non-interest income	51,070	47,441	40,053	37,220	34,971
FDIC insurance expense	1,899	2,084	1,260	1,036	1,002
Other expense	105,012	112,997	83,749	67,229	62,472
Net income available to common shareholders	$31,157	$10,941	$16,684	$17,574	$20,385
Balance Sheet Data (a)
Total investment securities	$859,455	$868,830	$713,659	$680,526	$709,085
Loans, net of deferred fees and costs	2,224,936	2,072,440	1,620,898	1,196,234	985,172
Allowance for loan losses	18,429	16,779	17,881	17,065	17,811
Total intangible assets	146,018	149,617	109,158	77,603	68,525
Total assets	3,432,348	3,258,970	2,567,769	2,059,108	1,918,050
Non-interest-bearing deposits	734,421	717,939	493,162	409,891	317,071
Brokered certificates of deposits	15,696	33,857	39,691	49,041	55,599
Other interest-bearing deposits	1,759,605	1,784,148	1,400,221	1,121,826	1,119,633
Short-term borrowings	305,607	160,386	88,277	113,590	47,769
Junior subordinated debentures held by subsidiary trust	6,924	6,736	—	—	—
Other long-term borrowings	138,231	106,934	179,083	121,826	128,823
Total stockholders' equity	435,261	419,789	340,118	221,553	221,728
Tangible assets (b)	3,286,330	3,109,353	2,458,611	1,981,505	1,849,525
Tangible equity (b)	289,243	270,172	230,960	143,950	153,203
Per Common Share Data (a)
Earnings per common share – basic	$1.72	$0.62	$1.36	$1.65	$1.92
Earnings per common share – diluted	1.71	0.61	1.35	1.63	1.92
Cash dividends declared per common share	0.64	0.60	0.60	0.54	0.45
Book value per common share (c)	23.92	22.81	22.92	20.89	21.02
Tangible book value per common share (b)(c)	$15.89	$14.68	$15.57	$13.57	$14.52
Weighted-average number of common shares outstanding – basic	18,013,693	17,555,140	12,183,352	10,581,222	10,527,885
Weighted-average number of common shares outstanding – diluted	18,155,463	17,687,795	12,306,224	10,679,417	10,528,286
Common shares outstanding at end of period	18,200,067	18,404,864	14,836,727	10,605,782	10,547,960
Closing stock price at end of period	$32.46	$18.84	$25.93	$22.51	$20.43

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Significant Ratios (a)
Return on average stockholders' equity	7.20%	2.69%	6.16%	7.92%	9.52%
Return on average assets	0.94	0.35	0.74	0.91	1.11
Average stockholders' equity to average assets	13.03	13.09	12.08	11.48	11.63
Average loans to average deposits	83.22	80.08	79.58	70.79	68.23
Net interest margin	3.54	3.53	3.45	3.23	3.36
Efficiency ratio (c)(d)	65.13	75.50	75.37	71.90	69.55
Pre-provision net revenue to total average assets (e)	1.48	0.96	1.10	1.26	1.41
Dividend payout ratio	37.40%	96.35%	43.10%	33.20%	23.58%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(f)	1.13%	0.94%	0.69%	0.60%	1.43%
Nonperforming assets as a percent of total assets (c)(f)	0.75	0.62	0.47	0.39	0.78
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (c)(f)	1.16	0.98	0.75	0.67	1.52
Criticized loans as a percent of total loans (c)(g)	4.46	5.89	4.60	4.94	9.01
Classified loans as a percent of total loans (c)(h)	2.59	2.91	2.76	3.07	4.72
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (c)(i)	1.08	1.19	1.48	1.58	1.86
Allowance for loan losses as a percent of nonperforming loans (c)(f)(i)	73.43	86.05	159.58	237.87	125.34
Provision for (recovery of) loan losses as a percent of average total loans	0.17	0.72	0.02	(0.42)	(0.49)
Net charge-offs (recoveries) as a percent of average total loans (j)	0.09%	0.78%	(0.03)%	(0.35)%	0.12%
Capital Ratios (a)
Common Equity Tier 1 (k)	12.91%	13.36%	N/A	N/A	N/A
Tier 1	13.21	13.67	14.32	12.42	14.06
Total (Tier 1 and Tier 2)	14.11	14.54	15.48	13.78	15.43
Tier 1 leverage	9.66	9.52	9.92	8.52	8.83
Tangible equity to tangible assets (b)	8.80	8.69	9.39	7.26	8.28

(a)
Reflects the impact of the acquisition of NB&T beginning March 6, 2015, of Midwest Bancshares, Inc. ("Midwest") beginning May 30, 2014, of Ohio Heritage Bancorp, Inc. ("Ohio Heritage") beginning August 22, 2014 and of North Akron Savings Bank ("North Akron") beginning October 24, 2014.

(b)
This amount represents a non-GAAP financial measure since it excludes the balance sheet impact of intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of this amount can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Capital/Stockholders’ Equity”.

(c)	Data presented as of the end of the year indicated.

(d)
Total other expenses (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income. This amount represents a non-GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Efficiency Ratio”.

(e)
This ratio represents a non-GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings.  Additional information regarding the calculation of this ratio can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Pre-Provision Net Revenue”.

(f)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(g)	Includes loans categorized as watch, substandard or doubtful.

(h)	Includes loans categorized as substandard or doubtful.

(i)
The decreases since 2013 were primarily due to a reduction in the five year historical loss rates. Additional information regarding the allowance for loan losses can be found in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Allowance for Loan Losses".

(j)
Net charge-offs (recoveries) as a percent of average total loans increased in 2015 as Peoples recorded a $13.1 million charge-off associated with one large commercial relationship, resulting in 0.67% of the reported amount of 0.78%.

(k)	Peoples' capital conservation buffer was 6.11% at December 31, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.

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

(1)
Peoples' ability to leverage the system conversion (including the related core operating systems, data systems and products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with such conversion;

(2)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(3)	Peoples' ability to integrate future acquisitions which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(4)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(5)
local, regional, national and international economic conditions and the impact they may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(6)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(7)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and Federal Reserve Board, which may adversely impact interest rates, interest margins, loan demand and interest rate sensitivity;

(8)
changes in prepayment speeds, loan originations, levels of non-performing assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(9)
adverse changes in economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union (including the uncertainty created by the June 23, 2016 referendum by British voters to exit the European Union), Asia, and other areas, which could decrease sales volumes and increase loan delinquencies and defaults;

(10)
uncertainty regarding the nature, timing and effect of legislative or regulatory changes or actions, promulgated and to be promulgated by governmental and regulatory agencies including the ODFI, the FDIC, the OCC, the Federal Reserve Board and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;

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

(21)
changes in consumer spending, borrowing and saving habits, whether due to changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(22)	the overall adequacy of Peoples' risk management program;

(23)	the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international military or terrorist activities or conflicts;

(24)
significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio; and

(25)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of this Form 10-K.

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
The following discussion and analysis of Peoples' Consolidated Financial Statements is presented to provide insight into management's assessment of the financial position and results of operations for the periods presented. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.
Summary of Significant Transactions and Events
The following is a summary of transactions or events that have impacted or are expected by management to impact Peoples’ results of operations or financial condition:

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company with annual net revenue of $0.4 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On November 7, 2016, Peoples converted its core banking system (including the related operating systems, data systems and products). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 in earnings per diluted share, for the full year. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account services charges in the month of the conversion. The remainder of the $1.3 million was recorded in various expense categories, primarily in other non-interest expense, professional fees, and salaries and employee benefit costs.

◦
In 2016, Peoples closed three Ohio branches that were located in Owensville, Marietta and The Plains. Additional branches to close in 2017 include two Ohio offices located in Belpre and Wilmington, and two West Virginia offices located in Huntington and Point Pleasant. These four branches will remain open through March 31, 2017.

◦
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of FHLB long-term advance borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into five forward starting interest rate swaps to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.83%, which become effective in 2018 and mature between 2022 and 2026. These swaps locked in funding rates for $40.0 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.57% to 3.92%.

◦	On June 8, 2016, Peoples purchased an additional $35.0 million in bank owned life insurance ("BOLI").

◦	During the second quarter of 2016, Peoples sold $28.9 million of available-for-sale securities with a weighted average yield of 2.14%, for a gain of $767,000.

◦
Effective March 2, 2016, Peoples terminated the loan agreement with U.S. Bank National Association dated as of December 18, 2012, as amended (the "U.S. Bank Loan Agreement"). As of the termination date, Peoples had no outstanding borrowings under the U.S. Bank Loan Agreement. Peoples paid an immaterial non-usage fee in connection with the termination of the U.S. Bank Loan Agreement.

◦
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement") with Raymond James Bank, N.A. ("Raymond James Bank"), which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million, for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15 million revolving line of credit to Peoples pursuant to the U.S. Bank Loan Agreement; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid upfront fees for the establishment of a revolving line of credit agreement of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement.

◦
On January 6, 2016, Peoples Bank acquired a small financial advisory book of business in Marietta, Ohio for cash consideration of $0.5 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
During 2015, Peoples recorded aggregate charge-offs of $13.1 million on a single, impaired commercial loan relationship consisting of four impaired loans. As of December 31, 2015, Peoples net recorded investment with respect to these loans was zero.

◦
On December 30, 2015, Peoples announced that Peoples Bank, National Association, the banking subsidiary of Peoples, converted from a national banking association into an Ohio state-chartered bank which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank operates under the trade name and federally registered service mark "Peoples Bank." Additionally, Peoples' banking subsidiary saw a reduction in the annual cost associated with regulatory examination fees commencing in 2016.

◦
On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. As of December 31, 2016, Peoples had repurchased an aggregate of 279,770 common shares with a total cost of $5.0 million. All of these common shares were purchased in the first half of 2016 with none being purchased in 2015.

◦
On July 24, 2015, Peoples repaid the principal balance of the $12.0 million term loan then outstanding under the U.S. Bank Loan Agreement. There were no early termination fees associated with the repayment. The revolving credit loan commitment available under the U.S. Bank Loan Agreement remained outstanding until the termination of the U.S. Bank Loan Agreement effective March 2, 2016, as described above.

◦
On July 21, 2015, Peoples Insurance acquired an insurance agency and related customer accounts in the Lebanon, Ohio area for total cash consideration of $0.9 million, and recorded $0.5 million of customer relationship intangibles and $0.4 million of goodwill.

◦
In December 2016, the Federal Reserve Board raised short-term rates, including the Federal Funds Rate and the Discount Rate by 0.25%, to a range of 0.50% to 0.75% for the Federal Funds Rate and to 1.25% for the Discount Rate. The Federal Reserve Board had previously maintained its target Federal Funds Rate at a level of 0.25% to 0.50% since December 2015 and had maintained the Discount Rate at 1.00% since December 2015. The Federal Reserve Board has indicated the possibility that these short-term rates could again be raised in 2017.

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
Interest Income Recognition
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
The evaluation of individual impaired loans requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful. These reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, the loan quality ratings, the value of collateral, the repayment ability of the borrower, and historical experience factors. Allowances for homogeneous loans are evaluated based upon historical loss experience, adjusted for qualitative risk factors, such as trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.
There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2016 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 25.0% and 26.7% of total assets at December 31, 2016, and December 31, 2015 respectively, of which approximately 90% of the securities were classified as available-for-sale. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income or loss. As a result, Peoples' Consolidated Balance Sheet may be sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
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
Under current US GAAP, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the investment security; (2) it is more likely than not that Peoples will be required to sell the investment security before recovery of its amortized cost basis; or (3) Peoples does not expect to recover the entire amortized cost basis of the investment security. In situations where Peoples intends to sell, or when it is more likely than not that Peoples will be required to sell the investment security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a component of accumulated other comprehensive income or loss, net of deferred taxes.
Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2016, and concluded no individual securities were other-than-temporarily impaired. Peoples has not recognized an impairment loss in 2016, 2015 or 2014.
Goodwill and Other Intangible Assets
Prior to 2016, Peoples performed its annual goodwill impairment test as of June 30. During 2016, Peoples changed its method in applying the accounting principle and completed the annual goodwill impairment test as of October 1, and will do so annually on that date hereafter. This voluntary change was considered preferable by Peoples as it aligns the goodwill impairment testing with the preparation of the underlying data used in the annual test, including financial and strategic information that is prepared late in the year. This change was not intended to delay, accelerate or avoid any impairment charges. This change was not applied retrospectively as it was impracticable to do so because retrospective application would have required application of significant estimates and assumptions with the use of hindsight. Accordingly the change was applied prospectively.
Peoples records goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
Peoples performs its required annual impairment test as of October 1st each year, beginning in 2016.  Peoples first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In this evaluation, Peoples assesses relevant events and circumstances, which may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events specific to Peoples, significant changes in the reporting unit, or a sustained decrease in stock price. If Peoples determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if there are indicators of impairment, Peoples must complete a two-step process that includes (1) determining if potential goodwill impairment exists and (2) measuring the impairment loss, if any. At October 1, 2016, management's qualitative analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value.
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
Peoples records servicing rights (“SRs”) in connection with its mortgage banking and small business lending activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. SRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2016, management concluded no portion of the recorded SRs was impaired since the fair value equaled or exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset when, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and accrued employee benefits. At December 31, 2016 and December 31, 2015, management determined a valuation allowance would be recorded against the deferred tax assets associated with its investment in a partnership investment. No other valuation allowances were recorded at either December 31, 2016 or 2015.
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

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2016 and 2015.
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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2016, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2016, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management reviews the fair values provided by these third parties on a quarterly basis and challenges prices when it believes a discrepancy in pricing exists. Based on Peoples' past experience, no discrepancies were noted related to current pricing and values.
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

To determine the fair value of its SRs each reporting quarter, Peoples provides information representing loan information accompanied by escrow amounts to a third-party valuation firm. The third-party valuation firm then evaluates the possible impairment of SRs as described below. Loans are evaluated on a discounted earnings basis to determine the present value of future earnings that Peoples expects to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value, calculated using consensus assumptions that a third-party purchaser would utilize in evaluating a potential acquisition of the SRs.
Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds, and the payment performance of the underlying loans. Peoples believes this methodology provides a reasonable estimate. Mortgage loan prepayment estimates were determined through the application of the current dealer projected prepayment rates by product type and interest rate as published by Bloomberg, L.P. as of January 3, 2017, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon. The adjustable rate mortgage loan prepayment estimates were determined through the application of market trading assumptions as of January 3, 2017, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon.
These earnings are used to calculate the approximate cash flow that could be received from the servicing portfolio. Valuation results are provided quarterly to Peoples. At that time, Peoples reviews the information and SRs are marked to the lower of amortized cost or fair value for the current quarter.
Cash flow hedges
Cash flow hedges are carried at fair value on Peoples' Consolidated Balance Sheets. Cash flow hedges do not trade in an active market with readily observable prices. Management determines the fair value of cash flow hedges based on third-party pricing, which is driven by changes in market interest rates. As of December 31, 2016, the fair value of the cash flow hedges, based on market interest rates, resulted in an asset of $1.8 million.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2016 was $31.2 million, compared to $10.9 million in 2015 and $16.7 million in 2014, representing earnings per diluted common share of $1.71, $0.61 and $1.35, respectively. The increase in earnings during 2016 was driven by a decrease in the provision for loan losses of $10.6 million, primarily due to the control of credit quality and associated credit costs. In 2016, earnings also benefited from a decrease in acquisition-related charges of $10.7 million compared to 2015, which was partially offset by costs related to the conversion of Peoples' core banking system of $1.3 million. The increase in the provision for loan losses and acquisition-related charges in 2015 were the primary reasons for the decrease in net income for the year ended December 31, 2015 compared to 2014.
In 2016, Peoples had a provision for loan losses of $3.5 million, a decrease of $10.6 million compared to the $14.1 million that was recorded in 2015. The decrease in 2016 from 2015 was primarily related to Peoples recording net charge-offs of $1.9 million compared to $15.2 million for 2016 and 2015, respectively. The charge-off in 2015 was primarily due to the charge-off of one large commercial loan relationship. The provision for loan losses represented amounts needed, in management's opinion, to maintain the appropriate level of the allowance for loan losses.
Net interest income grew 7% to $104.9 million in 2016 mostly due to higher loan balances. In 2015, net interest income grew 40% to $97.6 million, primarily due to acquisitions. Net interest margin was 3.54% in 2016, higher than the 3.53% in 2015 and 3.45% in 2014. Accretion income from acquisitions added approximately 11 basis points to net interest margin in 2016 compared to 17 basis points in 2015 and 13 basis points in 2014. The increase in net interest margin in 2015 compared to 2014 was mostly due to higher loan balances in connection with acquisitions and organic loan growth.
Total non-interest income, which excludes gains and losses on investment securities, asset disposals and other transactions, increased 8% in 2016 compared to 2015 and 18% in 2015 compared to 2014. The increase in 2016 compared to 2015 was due to increases in electronic banking income, trust and investment income, bank owned life insurance income and commercial loan swap fee income, with a portion of the growth attributable to the NB&T acquisition. The increase in electronic banking income was the result of the increased usage of debit cards by more customers. The increase in trust and investment income was due largely to growth in assets under management and the full year effect of NB&T operations. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016. Commercial loan swap fee income is dependent upon customers' preference for fixed versus variable interest rate loans, and the ability of the customers seeking the swap product to satisfy the financially sophisticated criteria to be eligible, which leads to variability in this income stream.

Total non-interest income increased 18% in 2015 and was primarily due to increases in trust and investment income, deposit account service charges and electronic banking income. The noted increases reflected a full year of income from the 2014 acquisitions and approximately nine months of income related to the NB&T acquisition.
Total other expense decreased 7%, or $8.2 million, for the year ended December 31, 2016, due largely to acquisition-related expenses of $10.7 million in 2015, partially offset by a full-year effect of operating expenses associated with the NB&T acquisition, and increased sales-based and incentive compensation earned under the corporate incentive plan.
At December 31, 2016, total assets were up 5%, or $173.4 million, to $3.43 billion versus $3.26 billion at year-end 2015. The increase was primarily related to an increase of 7% in loan growth coupled with the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016. The allowance for loan losses increased $1.7 million to $18.4 million, or 1.08% of originated loans, net of deferred fees and costs, compared to $16.8 million and 1.19% at December 31, 2015.
Total liabilities were $3.00 billion at December 31, 2016, up $157.9 million since December 31, 2015. At December 31, 2016, total borrowed funds were $450.8 million, up $176.7 million compared to the prior year-end, which was largely used to fund loan growth. Non-interest-bearing deposits were up $16.5 million, or 2%, and comprised 29% of total deposits at December 31, 2016, versus 28% at year-end 2015.
At December 31, 2016, total stockholders' equity was $435.3 million, up $15.5 million from December 31, 2015. The increase was primarily due to the increase in retained earnings as the $31.2 million of earnings in 2016 was only partially offset by dividends of $11.7 million. Peoples' regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Capital ratio decreased to 13.21% at December 31, 2016, versus 13.67% at December 31, 2015, while the Total Capital ratio was 14.11% versus 14.54% at December 31, 2015. In addition, Peoples' book value per share was $23.92 at December 31, 2016. Peoples' tangible book value per share was $15.89 at December 31, 2016, and its tangible equity to tangible assets ratio was 8.80%, versus $14.68 and 9.39% at December 31, 2015, respectively. Additional information regarding capital requirements can be found in Note 15 of the Notes to the Consolidated Financial Statements.
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

The following table details Peoples’ average balance sheets for the years ended December 31:

	2016			2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,667	$50	0.52%	$50,858	$123	0.24%	$15,394	$1	0.01%
Other long-term investments	—	—	—%	1,261	12	0.95%	1,913	8	0.42%
Investment Securities (1)(2):
Taxable	753,213	18,606	2.47%	727,239	18,235	2.51%	630,057	17,023	2.70%
Nontaxable	112,808	4,810	4.26%	106,518	4,603	4.32%	59,759	2,785	4.66%
Total investment securities	866,021	23,416	2.70%	833,757	22,838	2.74%	689,816	19,808	2.87%
Loans (2)(3):
Commercial real estate, construction	88,559	3,455	3.84%	64,421	2,730	4.24%	44,205	1,808	4.09%
Commercial real estate, other	721,535	33,651	4.59%	692,773	31,781	4.59%	494,440	22,724	4.60%
Commercial and industrial	376,881	15,769	4.12%	329,030	14,003	4.26%	250,248	11,079	4.43%
Residential real estate (4)	557,537	24,279	4.35%	554,909	24,554	4.42%	345,398	16,051	4.65%
Home equity lines of credit	109,164	4,853	4.45%	99,984	4,575	4.58%	66,826	2,398	3.59%
Consumer	279,499	11,998	4.29%	211,124	9,695	4.59%	163,691	7,658	4.68%
Total loans	2,133,175	94,005	4.41%	1,952,241	87,338	4.47%	1,364,808	61,718	4.52%
Less: Allowance for loan losses	(17,564)			(19,174)			(17,362)
Net loans	2,115,611	94,005	4.40%	1,933,067	87,338	4.52%	1,347,446	61,718	4.58%
Total earning assets	2,991,299	117,471	3.90%	2,818,943	110,311	3.91%	2,054,569	81,535	3.97%
Intangible assets	147,981			144,013			87,821
Other assets	181,167			148,897			98,144
Total assets	$3,320,447			$3,111,853			$2,240,534
Deposits:
Savings accounts	$434,140	$231	0.05%	$388,802	$209	0.05%	$247,419	$135	0.05%
Government deposit accounts	296,590	570	0.19%	276,367	597	0.22%	165,622	470	0.28%
Interest-bearing demand accounts	260,788	217	0.08%	222,868	178	0.08%	148,687	124	0.08%
Money market accounts	401,693	702	0.17%	384,258	614	0.16%	293,214	472	0.16%
Brokered deposits	24,231	846	3.49%	36,303	1,352	3.72%	42,598	1,568	3.68%
Retail certificates of deposit	423,680	3,376	0.80%	465,861	3,256	0.70%	383,574	3,337	0.87%
Total interest-bearing deposits	1,841,122	5,942	0.32%	1,774,459	6,206	0.35%	1,281,114	6,106	0.48%
Borrowed Funds:
Short-term FHLB advances	86,260	384	0.45%	16,863	42	0.25%	36,678	47	0.13%
Retail repurchase agreements	72,909	124	0.17%	83,574	140	0.17%	59,362	99	0.17%
Total short-term borrowings	159,169	508	0.32%	100,437	182	0.18%	96,040	146	0.15%
Long-term FHLB advances	84,605	2,238	2.65%	82,184	2,256	2.75%	80,837	2,299	2.84%
Wholesale repurchase agreements	40,000	1,475	3.69%	40,000	1,471	3.68%	40,000	1,471	3.68%
Other borrowings	6,781	416	6.13%	13,064	606	4.58%	17,334	672	3.88%
Total long-term borrowings	131,386	4,129	3.14%	135,248	4,333	3.20%	138,171	4,442	3.21%
Total borrowed funds	290,555	4,637	1.60%	235,685	4,515	1.92%	234,211	4,588	1.96%
Total interest-bearing liabilities	2,131,677	10,579	0.50%	2,010,144	10,721	0.53%	1,515,325	10,694	0.71%
Non-interest-bearing deposits	722,291			663,395			433,798
Other liabilities	33,813			31,018			20,722
Total liabilities	2,887,781			2,704,557			1,969,845
Total stockholders’ equity	432,666			407,296			270,689
Total liabilities and stockholders’ equity	$3,320,447			$3,111,853			$2,240,534
Interest rate spread		$106,892	3.40%		$99,590	3.38%		$70,841	3.26%
Net interest margin			3.54%			3.53%			3.45%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.

(3)
Average balances include nonaccrual and impaired loans. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in fully tax-equivalent (“FTE”) net interest income:

(Dollars in thousands)	Changes from 2015 to 2016			Changes from 2014 to 2015
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$74	$(147)	$(73)	$123	$(1)	$122
Other long-term investments	(6)	(6)	(12)	8	(4)	4
Investment Securities (2):
Taxable	(274)	645	371	(1,285)	2,497	1,212
Nontaxable	(62)	269	207	(216)	2,034	1,818
Total investment income	(336)	914	578	(1,501)	4,531	3,030
Loans (2):
Commercial real estate, construction	(232)	957	725	67	855	922
Commercial real estate, other	468	1,402	1,870	(42)	9,099	9,057
Commercial and industrial	(267)	2,033	1,766	(444)	3,368	2,924
Residential real estate	(391)	116	(275)	(802)	9,305	8,503
Home equity lines of credit	(133)	411	278	777	1,400	2,177
Consumer	(666)	2,969	2,303	(143)	2,180	2,037
Total loan income	(1,221)	7,888	6,667	(587)	26,207	25,620
Total interest income	(1,489)	8,649	7,160	(1,957)	30,733	28,776
INTEREST EXPENSE:
Deposits:
Savings accounts	(2)	24	22	(2)	76	74
Government deposit accounts	(69)	42	(27)	(132)	259	127
Interest-bearing demand accounts	8	31	39	(5)	59	54
Money market accounts	59	29	88	(3)	145	142
Brokered certificates of deposit	(80)	(426)	(506)	18	(234)	(216)
Retail certificates of deposit	431	(311)	120	(724)	643	(81)
Total deposit cost	347	(611)	(264)	(848)	948	100
Borrowed funds:
Short-term borrowings	19	307	326	39	(3)	36
Long-term borrowings	81	(285)	(204)	31	(140)	(109)
Total borrowed funds cost	100	22	122	70	(143)	(73)
Total interest expense	447	(589)	(142)	(778)	805	27
Net interest income	$(1,936)	$9,238	$7,302	$(1,179)	$29,928	$28,749

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.
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
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Net interest income, as reported	$104,865	$97,612	$69,506
Taxable equivalent adjustments	2,027	1,978	1,335
Fully tax-equivalent net interest income	$106,892	$99,590	$70,841
The comparison of the income statement and average balance sheet results between the full year of 2015 and the full year of 2016 was affected by the NB&T acquisition, which closed March 6, 2015.
During 2016, Peoples recognized accretion income, net of amortization expense, from acquisitions of $3.5 million, which added approximately 11 basis points to net interest margin, compared to $4.8 million and 17 basis points and $2.6 million and 13 basis points in 2015 and 2014, respectively. Also during 2016, additional interest income from prepayment fees and interest recovered on nonaccrual loans was $964,000 compared to $591,000 in 2015 and $240,000 in 2014. The primary driver of the increase in net interest income during 2015 was the higher loan balances resulting from organic growth and acquired loans.
The yield on investment securities decreased in 2016 as interest rates fell and prepayment speeds on mortgage-backed securities increased. The increase in prepayment speeds was due primarily to greater mortgage refinancing activity driven by lower interest rates. This resulted in higher monthly principal cashflows in the investment portfolio. In 2016, the average monthly principal cashflow was approximately $10.6 million compared to $10.1 million in 2015 and $6.0 million in 2014.
Funding costs have declined since 2013 as Peoples has continued to execute a strategy of replacing higher-cost funding with low-cost deposits. In 2016, funding costs decreased 3 basis points, compared to 18 basis points in 2015 and 15 basis points in 2014. In 2015, the improvement included deploying excess cash on the balance sheet by buying securities in the investment portfolio and paying off a $12.0 million term loan.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses recognized for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Loan losses	$2,890	$13,485	$—
Checking account overdrafts	649	612	339
Provision for loan losses	$3,539	$14,097	$339
As a percent of average total loans	0.17%	0.72%	0.02%
The provision for loan losses represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded in 2016 was primarily due to loan growth and stable asset quality trends. The provision for loan losses recorded in 2015 was primarily due to the charge-off of one large commercial loan relationship, coupled with organic loan growth and increases in criticized loans. The provision for loan losses recorded in 2014 was driven by checking account overdrafts, while the impact of increases in criticized loans was mitigated by $1.8 million of recoveries on three loans that were previously charged-off.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the other (losses) gains for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2016	2015	2014
Net (loss) gain on debt extinguishment	$(707)	$(520)	$67
Net loss on bank premises and equipment	(188)	(696)	(430)
Net loss on OREO	(34)	(529)	(68)
Net loss on other assets	(204)	(43)	—
Net loss on asset disposals and other transactions	$(1,133)	$(1,788)	$(431)
The net loss on debt extinguishment in 2016 was due to the prepayment of $20.0 million of long-term FHLB advances. The net loss on bank premises and equipment during 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements. The net loss on other assets during 2016 was related to the write-down of an investment made in an asset that had a corresponding tax benefit to Peoples. The net loss on OREO during 2015 was due mainly to the sale of six OREO properties and the write-down of four OREO properties during the period. During the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances. The losses on bank premises and equipment in 2015 and 2014 of $575,000, and $380,000, respectively, were associated with acquisition-related activity. The remaining net loss on bank premises and equipment in 2015 was attributable to the write-off of obsolete fixed assets and the write-down of closed office locations that were for sale. Peoples recognized a gain on debt extinguishment from a restructuring of acquired FHLB advances in 2014.
Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from four primary sources: insurance sales revenues; deposit account service charges; trust and investment activities; and electronic banking (“e-banking”). Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 32.8% of Peoples' total revenues in 2016 compared to 32.7% in 2015 and 36.6% in 2014. The decline in Peoples' total non-interest income as a percent of total revenue during 2015 from 2014 was primarily due to increased net interest income from recent acquisitions and organic growth.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Property and casualty insurance commissions	$10,064	$10,097	$9,981
Performance-based commissions	1,742	1,625	1,722
Life and health insurance commissions	1,733	1,756	1,630
Credit life and A&H insurance commissions	35	50	38
Other fees and charges	272	255	233
Insurance income	$13,846	$13,783	$13,604
Insurance income in 2016 was relatively flat compared to 2015 due to a soft commercial insurance market, resulting in reduced commercial insurance premiums. Performance-based commissions are typically recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Overdraft and non-sufficient funds fees	$7,849	$8,276	$7,177
Account maintenance fees	2,260	2,126	1,690
Other fees and charges	553	443	306
Deposit account service charges	$10,662	$10,845	$9,173

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.  The yearly increases in account maintenance fees were the result of higher fees received on commercial accounts and checking accounts.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Fiduciary	$7,418	$6,950	$5,567
Brokerage	3,171	2,627	2,118
Trust and investment income	$10,589	$9,577	$7,685
The following table details Peoples’ managed assets at year-end December 31:

(Dollars in thousands)	2016	2015	2014
Trust assets under management	$1,301,509	$1,275,253	$1,022,189
Brokerage assets under management	777,771	664,153	590,089
Total managed assets	$2,079,280	$1,939,406	$1,612,278
Annual average	$2,002,537	$1,859,336	$1,576,656
During 2016, the increase in fiduciary and brokerage revenues was primarily due to the increase in average managed assets which included a full year of the impact related to the acquisition of NB&T, coupled with a fee increase implemented during 2016. Additionally, during 2015 and 2014, fiduciary income increased primarily due to higher managed asset account balances and retirement benefits plan income due to the addition of new plans. The U.S. financial markets also have an impact on managed assets. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2016, electronic banking income grew $1.4 million, or 16%, compared to 2015. During 2015, electronic banking income increased $2.3 million, or 35%, compared to 2014. The increase in electronic banking income in 2016 was the result of the increased usage of debit cards by more customers. The increase in 2015 was due to acquisitions and an increase in the volume of debit card transactions. In 2016, Peoples' customers used their debit cards to complete $728 million of transactions, versus $591 million in 2015 and $467 million in 2014.
During 2016, bank owned life insurance income increased to $1.4 million, compared to $598,000 million in 2015. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income decreased 1% in 2016, while increasing 6% in 2015 due to refinancing activity. In 2016, Peoples sold approximately $67.1 million of loans to the secondary market compared to $56.0 million in 2015 and $48.8 million in 2014.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Base salaries and wages	$39,422	$42,140	$29,265
Sales-based and incentive compensation	8,752	6,340	7,265
Employee benefits	5,742	6,016	5,880
Stock-based compensation	1,332	1,843	2,111
Deferred personnel costs	(1,779)	(1,593)	(1,396)
Payroll taxes and other employment costs	3,964	4,470	3,468
Salaries and employee benefit costs	$57,433	$59,216	$46,593
Full-time equivalent employees:
Actual at end of the period	782	817	699
Average during the period	804	799	602

Base salaries and wages, employee benefits, and payroll taxes and other employment costs decreased in 2016, primarily due to severance payments of $4.3 million related to the NB&T acquisition in 2015, which were offset partially by yearly merit increases and costs associated with the system conversion. The increase in 2015 from 2014 was due to completed acquisitions, additional operational staff and the addition of new sales talent in several markets, which significantly impacted the number of full-time equivalent employees. Peoples' sales-based and incentive compensation is tied to corporate incentive plans and commission from sales production. Sales-based and incentive compensation increased in 2016, due primarily to corporate goals and incentives being attained. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions for inappropriate practices with respect to Peoples and its customers.
The decrease in employee benefits in 2016 was partially due to no pension settlement charges in 2016, compared to $0.5 million and $1.4 million in 2015 and 2014, respectively. Effective March 1, 2011, Peoples froze the accrual of pension benefits, and since then, settlement charges have been largely based on the timing of retirements of plan participants and their election of lump-sum distributions. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates continued pension settlement charges in future years as plan participants retire and elect lump-sum distributions from the plan.
Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years.  For all awards, expense is initially only recognized for the portion of awards that is expected to vest, and at the vesting date, an adjustment is made to recognize the entire expense for vested awards and reverse expense for non-vested awards. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During 2016, Peoples granted restricted shares to officers and key employees with performance-based vesting periods and time-based vesting periods. Stock-based compensation expense recorded in 2016 related to the awards granted in 2016, for 2015 performance, was $209,000, compared to $792,000 recorded in 2015 related to awards granted for 2014 performance. The decrease in expense in 2016 compared to 2015 was primarily due to the difference in Peoples' results between the years which resulted in fewer awards granted and expensed.
The remaining expense was recognized for grants awarded in previous years. As it is probable that all outstanding performance-based vesting conditions will be satisfied, Peoples recorded the pro-rata expense for all outstanding performance-based awards in 2016, as required by US GAAP. Stock-based compensation expense in 2014 included $298,000 related to a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements.
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
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2016	2015	2014
Depreciation	$5,079	$4,639	$2,986
Repairs and maintenance costs	2,345	2,908	2,057
Net rent expense	901	844	931
Property taxes, utilities and other costs	2,410	2,816	1,865
Net occupancy and equipment expense	$10,735	$11,207	$7,839
During 2016, depreciation increased as a full year of depreciation was recognized on the acquired NB&T offices, and office renovations that were completed in 2015. Repairs and maintenance costs, coupled with property taxes, utilities and other costs, declined during 2016, compared to 2015, as expenses recognized on the acquired offices decreased. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.
During 2015, Peoples acquired 22 offices which resulted in higher depreciation, repairs and maintenance costs, and property taxes, utilities and other costs compared to 2014. In addition, in 2015, Peoples completed renovations on the 22 acquired offices and several operations areas to accommodate recent growth.
Peoples' e-banking expense, which is comprised of bankcard, internet and mobile banking costs, increased in 2016, 2015 and 2014 due to the addition of accounts related to acquisitions, customers completing a higher volume of transactions using their debit cards and Peoples' internet banking service.  These factors also produced a greater increase in the corresponding e-banking revenues over the same periods.
Peoples' intangible asset amortization expense is driven by acquisition-related activity. Amortization expense was $4.0 million in 2016, compared to $4.1 million and $1.4 million in 2015 and 2014, respectively. The increase in 2015 related to the completed NB&T acquisition in 2015 and recognition of a full year of amortization for acquisitions completed during 2014.
Data processing and software expense includes software support, maintenance and depreciation expense. These costs increased during 2016 due to increased software support. The increase from 2014 to 2015 was due to the recent acquisitions and new software projects completed.
Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where Peoples Bank has a physical presence.  Franchise taxes increased during 2016 due to an increase in equity and revenues. In 2015, the increase was from the issuance of common shares related to acquisitions in 2014 and 2015. Peoples is subject to Ohio Financial Institution Tax ("FIT") which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
Peoples' FDIC insurance costs decreased in 2016 as a result of the FDIC Insurance Fund’s reserve ratio reaching 1.15% effective June 30. The increases during 2015 and 2014 were the result of recent acquisitions. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 - BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation".
In 2016, marketing expense, which includes advertising, donation and other public relations costs, decreased $1.2 million. The marketing expense in 2015 and 2014 was higher due to the timing of acquisitions and the additional marketing associated with acquired branches and additional community donations in those markets. Peoples contributed $225,000 in 2016, $350,000 in 2015 and $300,000 in 2014 to Peoples Bank Foundation, Inc. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bank Foundation, Inc. will be evaluated on a quarterly basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
Other non-interest expense decreased $5.1 million in 2016 compared to 2015. The decrease was primarily driven by $3.7 million of acquisition-related expenses incurred in other expenses during 2015, which was partially offset by $0.7 million of system conversion costs. The acquisition-related expenses incurred in 2015 was the primary increase compared to 2014.

Peoples' efficiency ratio, calculated as total other expenses less amortization of other intangible assets divided by FTE net interest income plus non-interest income, was 65.13% for 2016, compared to 75.50% for 2015 and 75.37% for 2014. The increases in 2015 and 2014 were largely the result of one-time costs for acquisitions plus higher salaries and employee benefit costs. For the full year of 2016, the efficiency ratio, when adjusted for non-core items, was 64.3% compared to 67.5% in 2015. The decrease in the adjusted efficiency ratio in 2016 compared to 2015 was due primarily to 8% revenue growth between 2016 and 2015.
Income Tax Expense
A key driver of the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. Additionally, Peoples receives tax benefits from its investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 12 of the Notes to the Consolidated Financial Statements.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus non-interest income minus total other expenses and, therefore, excludes the provision for (recovery of) loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2016	2015	2014	2013	2012
Income before income taxes	$45,282	$14,816	$24,178	$29,084	$29,910
Add: provision for loan losses	3,539	14,097	339	—	—
Add: net loss on debt extinguishment	707	520	—	—	4,144
Add: net loss on loans held-for-sale and OREO	34	529	68	—	—
Add: net loss on other assets	392	739	430	241	248
Less: recovery of loan losses	—	—	—	4,410	4,716
Less: net gain on debt extinguishment	—	—	67	—	—
Less: net gain on loans held-for-sale and OREO	—	—	—	86	66
Less: net gain on securities transactions	930	729	398	489	3,548
Pre-provision net revenue	$49,024	$29,972	$24,550	$24,340	$25,972
Total average assets	$3,320,447	$3,111,853	$2,240,534	$1,932,367	$1,841,289
Pre-provision net revenue to total average assets	1.48%	0.96%	1.10%	1.26%	1.41%
During 2016, PPNR and the pre-provision net revenue to total average assets ratio increased compared to previous years due largely to the increase in revenue as a result of increased net interest income growth coupled with a decrease in non-interest expenses. The increase in the PPNR in 2015 was primarily due to the completion of the NB&T acquisition and recognition of a full year of revenue for acquisitions completed during 2014 with the decrease in the pre-provision net revenue to total average assets ratio reflecting the increase in PPNR being offset by the increase of average assets, which also was reflective of the NB&T acquisition.
Core Non-Interest Income and Expense
Core non-interest income and expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-GAAP since they exclude the impact of system conversion revenue and costs, acquisition-related costs, pension settlement charges, search firm fees and legal settlement charges.

The following tables provide reconciliations of these non-GAAP measures to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2016	2015	2014	2013	2012

Core non-interest income:
Total non-interest income	$51,070	$47,441	$40,053	$37,220	$34,971
Plus: system conversion revenue waived	85	—	—	—	—
Core non-interest income	$51,155	$47,441	$40,053	$37,220	$34,971

(Dollars in thousands)	2016	2015	2014	2013	2012

Core non-interest expenses:
Total non-interest expense	$106,911	$115,081	$85,009	$68,265	$63,474
Less: system conversion costs	1,259	—	—	—	—
Less: acquisition-related costs	—	10,722	4,752	1,412	569
Less: pension settlement charges	—	459	1,400	270	835
Less: other non-core charges	—	592	298	—	—
Core non-interest expenses	$105,652	$103,308	$78,559	$66,583	$62,070
Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total other expenses (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus non-interest income. This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2016	2015	2014	2013	2012

Efficiency ratio:
Total other expenses	$106,911	$115,081	$85,009	$68,265	$63,474
Less: Amortization of other intangible assets	4,030	4,077	1,428	807	509
Adjusted total other expenses	$102,881	$111,004	$83,581	$67,458	$62,965

Total non-interest income	51,070	47,441	40,053	37,220	34,971

Net interest income	$104,865	$97,612	$69,506	$55,385	$54,475
Add: Fully tax-equivalent adjustment	2,027	1,978	1,335	1,211	1,087
Net interest income on a fully taxable-equivalent basis	$106,892	$99,590	$70,841	$56,596	$55,562

Adjusted revenue	$157,962	$147,031	$110,894	$93,816	$90,533

Efficiency ratio	65.13%	75.50%	75.37%	71.90%	69.55%

Core non-interest expenses	$105,652	$103,308	$78,559	$66,583	$62,070
Less: Amortization of other intangible assets	4,030	4,077	1,428	807	509
Adjusted non-interest expense	$101,622	$99,231	$77,131	$65,776	$61,561

Core non-interest income	$51,155	$47,441	$40,053	$37,220	$34,971
Net interest income on a fully taxable-equivalent basis	$106,892	$99,590	$70,841	$56,585	$55,562

Adjusted core revenue	$158,047	$147,031	$110,894	$93,805	$90,533

Efficiency ratio adjusted for non-core items	64.30%	67.49%	69.55%	70.12%	68.00%

FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2016, excess cash reserves at the Federal Reserve Bank were $4.4 million, compared to $8.7 million at December 31, 2015. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2016, Peoples' total cash and cash equivalents decreased $5.0 million, as $198.4 million of cash was used in investing activities which were offset partially by operating activities of $60.3 million and $133.1 million of financing activities. Cash used in investing activities was primarily due to funded loan growth of $149.0 million. The loan growth was partially funded by the increase of Peoples' financing activities of short and long-term borrowings of $175.9 million, and the increase in operating activities of $31.2 million of net income.
In 2015, Peoples' total cash and cash equivalents increased $9.7 million, as cash provided by Peoples' operating activities of $47.9 million was partially offset by cash used in financing activities of $37.1 million and investing activities of $1.1 million. Cash provided by investing activities from business combinations of $97.3 million was offset by activities in available-for-sale securities of $12.8 million and funded loan growth of $77.9 million. Within Peoples' financing activities, the decrease in interest-bearing deposits of $125.4 million was tempered by an increase in non-interest bearing deposits of $99.3 million. The paydown of long-term borrowings of $72.4 million was substantially offset by an increase of $72.1 million in short-term borrowings.

Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$1	$20	$26
U.S. government sponsored agencies	1,000	2,966	5,950	319	516
States and political subdivisions	117,230	114,726	64,743	50,962	45,668
Residential mortgage-backed securities	626,567	632,293	527,291	510,097	514,096
Commercial mortgage-backed securities	19,291	23,845	27,847	32,304	64,416
Bank-issued trust preferred securities	4,899	4,635	5,645	7,829	10,357
Equity securities	8,953	6,236	5,403	4,577	4,106
Total fair value	$777,940	$784,701	$636,880	$606,108	$639,185
Total amortized cost	$777,017	$780,304	$632,967	$621,126	$628,584
Net unrealized gain (loss)	$923	$4,397	$3,913	$(15,018)	$10,601

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,820	$3,831	$3,841	$3,850	$3,860
Residential mortgage-backed securities	33,858	35,367	36,945	37,536	33,494
Commercial mortgage-backed securities	5,466	6,530	7,682	7,836	7,921
Total amortized cost	$43,144	$45,728	$48,468	$49,222	$45,275

Other investment securities, at cost	$38,371	$38,401	$28,311	$25,196	$24,625

Total investment securities:
Amortized cost	$858,532	$864,433	$709,746	$695,544	$698,484
Carrying value	$859,455	$868,830	$713,659	$680,526	$709,085
At December 31, 2016, Peoples' investment securities were approximately 25.0% of total assets compared to 26.7% at December 31, 2015. The decline in available-for-sale investment securities during 2016, compared to 2015, was due to principal paydowns and declines in market values outpacing the reinvestment of cash into the portfolio.
In 2015, Peoples acquired $156.4 million of investment securities as part of the NB&T acquisition, with the remaining fluctuation due to purchases being more than offset by principal paydowns, sales, calls and maturities.
In 2014, Peoples acquired $69.7 million of available-for-sale investment securities, and retained approximately $11.9 million, with the remainder being sold.
In 2013 and 2012, Peoples designated certain securities as "held-to-maturity" at the time of their purchase, as management made the determination Peoples would hold these securities until maturity and concluded Peoples had the ability to do so. The unrealized gain or loss related to held-to-maturity securities does not directly impact total stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Fair Value	$2,991	$4,201	$14,058	$23,446	$37,267
Amortized cost	3,206	4,331	13,604	22,926	36,395
Net unrealized (loss) gain	$(215)	$(130)	$454	$520	$872

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which has accounted for the continued decline in the fair value of these securities. At December 31, 2016, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Gross originated loans:
Commercial real estate, construction	$84,626	$63,785	$37,901	$44,703	$32,000
Commercial real estate, other	531,557	471,184	434,660	394,532	378,073
Commercial real estate	616,183	534,969	472,561	439,235	410,073
Commercial and industrial	378,131	288,130	249,975	206,276	180,131
Residential real estate	307,490	288,783	254,169	248,883	211,404
Home equity lines of credit	85,617	74,176	62,463	55,178	49,691
Consumer, indirect	252,024	165,320	112,563	76,619	48,851
Consumer, other	67,579	61,813	57,350	57,245	50,160
Consumer	319,603	227,133	169,913	133,864	99,011
Deposit account overdrafts	1,080	1,448	2,933	2,060	6,563
Total originated loans	$1,708,104	$1,414,639	$1,212,014	$1,085,496	$956,873
Gross acquired loans:
Commercial real estate, construction	$10,100	$12,114	$1,051	$2,836	$2,265
Commercial real estate, other	204,466	265,092	121,475	55,638	—
Commercial real estate	214,566	277,206	122,526	58,474	2,265
Commercial and industrial	44,208	63,589	30,056	26,478	—
Residential real estate	228,435	276,772	225,274	19,734	22,437
Home equity lines of credit	25,875	32,253	18,232	4,898	1,362
Consumer, indirect	808	1,776	2,445	—	—
Consumer, other	2,940	6,205	10,351	1,154	2,235
Consumer	3,748	7,981	12,796	1,154	2,235
Total acquired loans (a)	$516,832	$657,801	$408,884	$110,738	$28,299
Total loans	$2,224,936	$2,072,440	$1,620,898	$1,196,234	$985,172

(Dollars in thousands)	2016	2015	2014	2013	2012
Average total loans	2,133,175	1,952,241	1,364,808	1,046,371	967,166
Average allowance for loan losses	(17,564)	(19,174)	(17,362)	(17,935)	(21,473)
Average loans, net of average allowance for loan losses	$2,115,611	$1,933,067	$1,347,446	$1,028,436	$945,693
Percent of loans to total loans:
Commercial real estate, construction	4.3%	3.7%	2.4%	4.0%	3.5%
Commercial real estate, other	33.0%	35.5%	34.2%	37.6%	38.4%
Commercial real estate	37.3%	39.2%	36.6%	41.6%	41.9%
Commercial and industrial	19.0%	17.0%	17.3%	19.5%	18.3%
Residential real estate	24.1%	27.3%	29.6%	22.5%	23.7%
Home equity lines of credit	5.0%	5.1%	5.0%	5.0%	5.2%
Consumer, indirect	11.4%	8.0%	7.1%	6.4%	5.0%
Consumer, other	3.2%	3.3%	4.2%	4.9%	5.3%
Consumer	14.6%	11.3%	11.3%	11.3%	10.3%
Deposit account overdrafts	—%	0.1%	0.2%	0.1%	0.6%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$398,134	$390,398	$352,779	$341,183	$330,721

(a)	Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
During 2016, total loans grew 7%, or $152.5 million, with growth of 8% in commercial loan balances and 7% in consumer loan balances. Indirect lending experienced the largest growth across all loan categories for the year, increasing by $85.7 million, or 51%. Commercial and industrial loan growth was $70.6 million, or 20%, for the year.
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
During 2014, total originated loans grew 12%, or $126.5 million, largely due to growth in commercial real estate, commercial and industrial and consumer loan balances. At December 31, 2014, loans acquired from the Midwest, Ohio Heritage and North Akron acquisitions were approximately $52.5 million, $166.6 million and $108.8 million, respectively. During 2013, total originated loans increased 13%, while acquired loans grew $84.5 million due to the Ohio Commerce Bank acquisition. Also during 2013, Peoples retained a larger percentage of residential mortgage loans originated than in prior years which caused the increase in residential real estate loans.

The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2016:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total	% of Total
Commercial real estate, construction:
Fixed	$908	$4,117	$6,302	$11,327	12.0%
Variable	12,907	32,354	38,138	83,399	88.0%
Total	$13,815	$36,471	$44,440	$94,726	100.0%
Commercial real estate, other:
Fixed	$15,959	$98,807	$81,539	$196,305	26.7%
Variable	20,783	99,904	419,031	539,718	73.3%
Total	$36,742	$198,711	$500,570	$736,023	100.0%
Commercial and industrial:
Fixed	$5,224	$73,372	$18,636	$97,232	23.0%
Variable	162,383	75,518	87,206	325,107	77.0%
Total	$167,607	$148,890	$105,842	$422,339	100.0%
Total commercial loans:
Fixed	$22,091	$176,296	$106,477	$304,864	24.3%
Variable	196,073	207,776	544,375	948,224	75.7%
Total	$218,164	$384,072	$650,852	$1,253,088	100.0%
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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2016:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$39,892	$33,641	$73,533	36.2%
Mixed commercial use facilities	12,080	28,616	40,696	20.1%
Assisted living facilities and nursing homes	6,316	6,247	12,563	6.2%
Land development	2,533	6,585	9,118	4.5%
Residential property	1,904	4,534	6,438	3.2%
Lodging and lodging related	4,004	—	4,004	2.0%
School	2,224	544	2,768	1.4%
Light industrial facilities	796	1,772	2,568	1.3%
Childcare facilities	2,424	—	2,424	1.2%
Other	22,553	26,258	48,811	23.9%
Commercial real estate, construction	$94,726	$108,197	$202,923	100.0%

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$36,071	$896	$36,967	4.8%
Non-owner occupied	42,856	909	43,765	5.7%
Total office buildings and complexes	78,927	1,805	80,732	10.5%
Apartment complexes	65,392	1,301	66,693	8.7%
Light industrial facilities:
Owner occupied	47,873	38	47,911	6.3%
Non-owner occupied	7,556	—	7,556	1.0%
Total light industrial facilities	55,429	38	55,467	7.3%
Retail facilities:
Owner occupied	20,833	163	20,996	2.7%
Non-owner occupied	32,942	1,327	34,269	4.5%
Total retail facilities	53,775	1,490	55,265	7.2%
Mixed commercial use facilities:
Owner occupied	24,631	729	25,360	3.3%
Non-owner occupied	22,985	249	23,234	3.0%
Total mixed commercial use facilities	47,616	978	48,594	6.3%
Lodging and lodging related	40,505	1,881	42,386	5.5%
Warehouse facilities	19,332	603	19,935	2.6%
Assisted living facilities and nursing homes	18,775	250	19,025	2.5%
Restaurants:
Owner occupied	15,072	213	15,285	2.0%
Non-owner occupied	1,223	—	1,223	0.2%
Total restaurants	16,295	213	16,508	2.2%
Residential property:
Owner occupied	1,307	1,732	3,039	0.4%
Non-owner occupied	7,895	2,120	10,015	1.3%
Total residential property	9,202	3,852	13,054	1.7%
Other	330,775	16,080	346,855	45.5%
Commercial real estate, other	$736,023	$28,491	$764,514	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were less than $4.0 million at both December 31, 2016 and December 31, 2015.
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
The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial real estate	$7,172	$7,076	$9,825	$13,215	$14,215
Commercial and industrial	6,353	5,382	4,036	2,174	1,733
Total commercial	13,525	12,458	13,861	15,389	15,948
Residential real estate	982	1,257	1,627	881	801
Home equity lines of credit	688	732	694	343	479
Consumer	2,830	1,971	1,587	316	438
Deposit account overdrafts	171	121	112	136	145
Originated allowance for loan losses	18,196	16,539	17,881	17,065	17,811
Purchased credit impaired loan losses	233	240	—	—	—
Acquired allowance for loan losses	233	240	—	—	—
Allowance for loan losses	$18,429	$16,779	$17,881	$17,065	$17,811
As a percent of originated loans, net of deferred fees and costs	1.08%	1.19%	1.48%	1.58%	1.86%
The allowance for loan losses as a percent of originated loans decreased in 2016 from previous years as a result of the continuation of the reduction in historic loss rates, coupled with the current stable credit quality trends. Past years included historic periods dating closer to the recession which included larger charge-offs. Peoples also considers recent trends in criticized loans and loan growth associated with each loan portfolio, as well as qualitative factors that could negatively impact these trends, such as unemployment, rising interest rates, fragile real estate values, and fluctuating oil and gas prices. Peoples believes the reserves remain appropriate to cover probable losses that exist in the current portfolio.
The allowance for loan losses allocated to the residential real estate and consumer loan categories was based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories. The increase in the allowance for loan losses for consumer loans has been mostly driven by loan growth in indirect lending in recent periods.
The increase of 9% in the allowance for loan losses related to total commercial loans in 2016 was in relation to the commercial loan balance growth of 8%.
The reductions in the allowance for loan losses allocated to commercial real estate during 2015 and 2014 were driven by net recoveries in recent years reducing the historical loss rates. During 2015, increases in the commercial and industrial, home equity lines of credit and consumer categories of the allowance for loan losses were driven by net charge-off activity, and increases in the balances of the respective loan portfolios.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio. Criticized loans, which are those classified as watch, substandard or doubtful, decreased by $23.0 million during 2016, compared to an increase of $47.6 million in 2015. Net charge-offs were elevated during 2015 as a result of the full charge-off of one large commercial loan relationship.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses, January 1	$16,779	$17,881	$17,065	$17,811	$23,717
Gross charge-offs:
Commercial real estate (a)	68	302	203	1,053	5,146
Commercial and industrial	1,017	13,576	199	44	34
Residential real estate (b)	611	631	478	621	1,091
Home equity lines of credit	73	125	128	162	94
Consumer	2,655	1,353	1,191	1,084	572
Deposit account overdrafts	774	774	516	527	574
Total gross charge-offs	5,198	16,761	2,715	3,491	7,511
Recoveries:
Commercial real estate	1,209	104	2,060	5,839	4,399
Commercial and industrial	306	98	77	40	358
Residential real estate	278	315	169	536	773
Home equity lines of credit	56	119	36	26	32
Consumer	1,285	755	697	552	561
Deposit account overdrafts	175	171	153	162	198
Total recoveries	3,309	1,562	3,192	7,155	6,321
Net charge-offs (recoveries):
Commercial real estate	(1,141)	198	(1,857)	(4,786)	747
Commercial and industrial	711	13,478	122	4	(324)
Residential real estate	333	316	309	85	318
Home equity lines of credit	17	6	92	136	62
Consumer	1,370	598	494	532	11
Deposit account overdrafts	599	603	363	365	376
Total net charge-offs (recoveries)	$1,889	$15,199	$(477)	$(3,664)	$1,190
Provision for (recoveries of) loan losses, December 31 (c)	3,539	14,097	339	(4,410)	(4,716)
Allowance for loan losses, December 31	$18,429	$16,779	$17,881	$17,065	$17,811
Net charge-offs (recoveries) as a percent of average total loans:
Commercial real estate	(0.05)%	0.01%	(0.14)%	(0.46)%	0.08%
Commercial and industrial	0.03%	0.69%	0.01%	—%	(0.03)%
Residential real estate	0.02%	0.02%	0.02%	0.01%	0.03%
Home equity lines of credit	—%	—%	0.01%	0.01%	—%
Consumer	0.06%	0.03%	0.04%	0.05%	—%
Deposit account overdrafts	0.03%	0.03%	0.03%	0.04%	0.04%
Total	0.09%	0.78%	(0.03)%	(0.35)%	0.12%
(a) Includes purchase credit impaired loan charge-offs of $44,000 in 2016 and $60,000 in 2015.
(b) Includes purchase credit impaired loan charge-offs of $23,000 in 2016 and $3,000 in 2015.
(c) Includes purchase credit impaired loan provision for loan losses of $66,000 in 2016 and $303,000 in 2015.
During 2016, net charge-offs were nominal at 0.09% of average total loans and were positively impacted by a $1.0 million recovery of a prior period commercial real estate charge-off. Gross charge-offs totaled $5.2 million in 2016, and were largely associated with the consumer loan portfolio.
In 2015, Peoples recorded charge-offs related to one large commercial loan relationship in the aggregate amount of $13.1 million, or .67% of average total loans. Peoples also experienced higher net charge-offs in residential real estate and consumer loans due to higher balances from recent originated loan growth.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,506	$2,425	$567	$—	$—
Commercial and industrial	387	1,986	301	78	181
Residential real estate	1,855	1,522	1,901	289	293
Home equity lines of credit	—	35	20	873	1,050
Consumer, indirect	—	1	2	—	—
Consumer, other	23	—	8	—	4
Total loans 90+ days past due and accruing	3,771	5,969	2,799	1,240	1,528
Nonaccrual loans:
Commercial real estate, construction	826	921	—	96	—
Commercial real estate, other	10,792	7,357	2,278	1,882	7,233
Commercial and industrial	1,620	350	1,800	630	627
Residential real estate	4,481	2,991	2,695	1,615	1,864
Home equity lines of credit	554	340	315	81	24
Consumer, indirect	9	31	—	—	—
Consumer, other	81	—	3	58	12
Total nonaccrual loans	18,363	11,990	7,091	4,362	9,760
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, construction	—	—	96	—	—
Commercial real estate, other	751	153	306	916	2,572
Commercial and industrial	482	377	194	—	—
Residential real estate	1,614	864	658	650	350
Home equity lines of credit	60	79	45	6	—
Consumer, indirect	6	34	16	—	—
Consumer, other	49	34	—	—	—
Total nonaccrual TDRs	2,962	1,541	1,315	1,572	2,922
Total nonperforming loans (NPLs)	25,096	19,500	11,205	7,174	14,210
Other real estate owned (OREO):
Commercial	594	644	582	465	815
Residential	67	89	364	428	21
Total OREO	661	733	946	893	836
Total nonperforming assets (NPAs)	$25,757	$20,233	$12,151	$8,067	$15,046
Criticized loans (a)	99,182	122,147	74,545	59,059	88,744
Classified loans (b)	57,736	60,315	44,723	36,673	46,470
Asset Quality Ratios:
NPLs as a percent of total loans	1.13%	0.94%	0.69%	0.60%	1.43%
NPAs as a percent of total assets	0.75%	0.62%	0.47%	0.39%	0.78%
NPAs as a percent of total loans and OREO	1.16%	0.98%	0.75%	0.67%	1.52%
Allowance for loan losses as a percent of NPLs	73.43%	86.05%	159.58%	237.87%	125.34%
Criticized loans as a percent of total loans	4.46%	5.89%	4.60%	4.94%	9.01%
Classified loans as a percent of total loans	2.59%	2.91%	2.76%	3.07%	4.72%
(a) Includes loans categorized as watch, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.

Nonperforming loans increased in 2016, largely due to the increase in nonaccrual loans, which was partially offset by a decrease in loans 90+ days past due and accruing. The increase in nonaccrual loans was driven by several relatively smaller relationships that were placed on nonaccrual status during 2016.

At December 31, 2015, loans 90+ days past due and accruing included $2.3 million of acquired loans that were purchase credit impaired loans, as they had evidence of credit quality deterioration since acquisition. Interest income on these loans is recognized on a level-yield method over the life of the loan.
The majority of Peoples' nonaccrual commercial real estate loans continued to consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties. The significant increase in nonaccrual commercial real estate loans during 2016 was a result of three commercial loans moving to nonaccrual status, while the increase in 2015 was a result of one commercial real estate relationship in the skilled nursing sector being placed on nonaccrual status. The increase in nonaccrual commercial and industrial loans during 2014 was driven by a single $1.2 million relationship placed on nonaccrual. The significant decreases in nonaccrual status from 2012 and 2013 was a result of the addition of a special assets group and their efforts in collecting and recovering payments on delinquent commercial loans.
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.9 million for 2016, $2.1 million for 2015 and $1.4 million for 2014. No portion of these amounts was recorded during 2016, 2015 or 2014, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2016, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Non-interest-bearing deposits	$734,421	$717,939	$493,162	$409,891	$317,071
Interest-bearing deposits:
Retail certificates of deposit	384,861	448,992	432,563	363,226	392,313
Savings accounts	436,344	414,375	295,307	215,802	183,499
Money market deposit accounts	407,754	394,119	337,387	275,801	288,404
Governmental deposit accounts	251,671	276,639	161,305	132,379	130,630
Interest-bearing demand accounts	278,975	250,023	173,659	134,618	124,787
Brokered certificates of deposits	15,696	33,857	39,691	49,041	55,599
Total interest-bearing deposits	1,775,301	1,818,005	1,439,912	1,170,867	1,175,232
Total deposits	$2,509,722	$2,535,944	$1,933,074	$1,580,758	$1,492,303
In 2016, deposits decreased primarily due to decreases in retail and brokered certificates of deposits ("CDs") and governmental deposit accounts. Peoples continued its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. These actions accounted for much of the changes in deposit balances over the last year.
In 2015, the increase in deposits included increases in governmental deposit accounts which were due to fluctuations of balances held by state and local governmental entities and their cash flow needs. Peoples also maintained its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits. These actions accounted for a portion of the changes in deposit balances. Some of the increase in deposit balances was due to the NB&T acquisition, which included non-interest bearing deposits of $177.2 million, retail CDs totaling $48.0 million, savings accounts of $88.3 million, money market deposit accounts of $64.6 million, governmental deposit accounts of $104.8 million, and interest-bearing demand accounts of $57.9 million at December 31, 2015.

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
Peoples' governmental deposit accounts represent savings and interest-bearing transaction accounts from state and local governmental entities. In 2016, governmental deposit accounts decreased due primarily to the loss of one relationship. Additionally, these funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  Peoples normally experiences an increase in balances annually during the first quarter corresponding with tax collections, with declines normally in the second half of each year corresponding with expenditures by the governmental entities. Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, which is required in the case of governmental deposit accounts.
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2016	2015	2014	2013	2012
3 months or less	$27,780	$36,597	$29,110	$44,476	$55,579
Over 3 to 6 months	20,102	24,401	19,551	16,435	18,592
Over 6 to 12 months	25,028	32,227	31,356	24,118	26,749
Over 12 months	75,860	72,115	84,591	90,801	83,638
Total	$148,770	$165,340	$164,608	$175,830	$184,558
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Short-term borrowings:
FHLB advances	$231,000	$76,000	$15,000	$71,000	$15,000
Retail repurchase agreements	74,607	84,386	73,277	42,590	32,769
Short-term borrowings	305,607	160,386	88,277	113,590	47,769
Long-term borrowings:
FHLB advances	98,282	66,934	124,714	62,679	64,904
Callable national market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Term note payable (parent company)	—	—	14,369	19,147	23,919
Subordinated debentures held by subsidiary trust	6,873	6,736	—	—	—
Long-term borrowings	145,155	113,670	179,083	121,826	128,823
Total borrowed funds	$450,762	$274,056	$267,360	$235,416	$176,592
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
During 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of long-term FHLB advances that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into five forward starting interest rate swaps to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.83%, which become effective in 2018 and mature between 2022 and 2026. These swaps locked in funding rates for $40.0 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.57% to 3.92%.

Peoples repaid approximately $52.1 million of long-term FHLB advances during 2015 and recorded a loss on debt extinguishment of $520,000. Peoples increased its usage of short-term FHLB advances due to the decrease and pre-payment of long-term FHLB advances. During 2014, Peoples had reduced its usage of short-term FHLB advances due to acquiring long-term FHLB advances from Ohio Heritage. Peoples' retail repurchase agreements consist of overnight agreements with commercial customers and serve as a cash management tool. Additionally, in 2015, Peoples acquired subordinated debt in the NB&T acquisition.
On March 4, 2016, Peoples entered into the RJB Credit Agreement, with Raymond James Bank, which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment"). Peoples is subject to certain covenants imposed by the RJB Credit Agreement and was in compliance as of December 31, 2016.
Additional information regarding Peoples' borrowed funds can be found in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2016, Peoples' total stockholders' equity increased due to higher retained earnings, which were offset slightly by the repurchase of 279,770 treasury shares and the slight decline in the market value of investments. At December 31, 2016, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the existing risk-based capital ratios and added the Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, tier 1 capital ratio and total risk-based capital ratio. At December 31, 2016, Peoples' had a capital buffer of 6.11% compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at December 31, 2016.
In 2015, Peoples' total stockholders' equity increased primarily due to $76.0 million of common equity issued in connection with the NB&T acquisition.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Capital Amounts:
Common Equity Tier 1	$306,506	$288,416	N/A	N/A	N/A
Tier 1	313,430	295,151	241,707	166,217	160,604
Total (Tier 1 and Tier 2)	334,957	313,974	261,371	184,457	176,224
Net risk-weighted assets	$2,373,359	$2,158,713	$1,687,968	$1,338,811	$1,141,938
Capital Ratios:
Common Equity Tier 1	12.91%	13.36%	N/A	N/A	N/A
Tier 1	13.21%	13.67%	14.32%	12.42%	14.06%
Total (Tier 1 and Tier 2)	14.11%	14.54%	15.48%	13.78%	15.43%
Tier 1 leverage	9.66%	9.52%	9.92%	8.52%	8.83%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial information since their calculation removes the impact on the Consolidated Balance Sheets of intangible assets acquired through acquisitions. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Tangible Equity:
Total stockholders' equity	$435,261	$419,789	$340,118	$221,553	$221,728
Less: goodwill and other intangible assets	146,018	149,617	109,158	77,603	68,525
Tangible equity	$289,243	$270,172	$230,960	$143,950	$153,203

Tangible Assets:
Total assets	$3,432,348	$3,258,970	$2,567,769	$2,059,108	$1,918,050
Less: goodwill and other intangible assets	146,018	149,617	109,158	77,603	68,525
Tangible assets	$3,286,330	$3,109,353	$2,458,611	$1,981,505	$1,849,525

Tangible Book Value per Share:
Tangible equity	$289,243	$270,172	$230,960	$143,950	$153,203
Common shares outstanding	18,200,067	18,404,864	14,836,727	10,605,782	10,547,960

Tangible book value per share	$15.89	$14.68	$15.57	$13.57	$14.52

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$289,243	$270,172	$230,960	$143,950	$153,203
Tangible assets	$3,286,330	$3,109,353	$2,458,611	$1,981,505	$1,849,525

Tangible equity to tangible assets	8.80%	8.69%	9.39%	7.26%	8.28%
The increase in tangible equity for 2016, and tangible equity to tangible assets ratio, compared to 2015, was due mainly to the increase in retained earnings, offset slightly by the repurchase of 279,770 treasury shares and the decline in the market value of investment securities.
In 2015, the decrease in the tangible equity to tangible assets ratio compared to the ratio in 2014 was due to the impact of assets acquired in the NB&T acquisition as well as a reduction in retained earnings as most of the net income was paid to common shareholders as dividends.

Future Outlook
Peoples achieved success in several major areas in 2016, which included generating quality loan growth, increasing net interest margin, effectively managing credit costs, growing fee income and successfully controlling expenses. Success in these areas resulted in positive operating leverage for the year, an efficiency ratio below 65% and record net income for Peoples. The achievements of 2016 were all done while executing a system conversion of Peoples' core banking systems, which was a time consuming endeavor but one that was critical to the future success of Peoples.
For 2017, Peoples expects to leverage the new core banking systems and build off the momentum that was gained in 2016 related to loan growth, fee income growth and expense management. Key strategic priorities continue to include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and to take advantage of market expansion opportunities. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' peer group, as defined in Peoples' Proxy Statement, and providing returns for its shareholders superior to those of its peers, regardless of operating conditions.
In 2016, net interest income made up 67% of Peoples' revenue, and therefore, remained a major source of revenue. Thus, Peoples' ability to grow revenue in 2017 will be impacted by the amount of net interest income generated. The Federal Reserve Board is expected to raise interest rates throughout 2017. Long-term rates could increase but remain more volatile than in prior years. Changes in long-term interest rates would affect reinvestment rates within the loan and investment portfolios. Should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth remains the key driver for improving net interest income and margin in 2017.
Net interest margin for 2017 is expected to be in the range of 3.45% and 3.50% given the interest rate environment. Loan growth will again be the key driver in stabilizing asset yields. The net accretion income impact on net interest margin is expected to be slightly less than that experienced in 2016.
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
Peoples seeks to maintain a diversified revenue stream though its strong fee-based businesses, such as insurance and wealth management. However, in 2016, Peoples' fee revenue comprised 33% of its total revenue, consistent with 2015 but down from the high of 40% in 2013. The decline in recent years was due primarily to the bank acquisitions completed since 2013, only one of which had a wealth management practice. In addition, only two relatively small insurance agencies and one small financial advisory book of business were purchased during the same period of time. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. For 2017, management expects fee-based revenue growth of between 4% and 6%.
While the primary focus will be on revenue growth, management remains disciplined with operating expenses. Peoples continues to have limited control over some expenses, such as employee medical and pension costs. Peoples continues to be exposed to more pension settlement charges given the frozen status of its defined benefit plan. The recognition of settlement charges is largely dependent upon the timing of distributions, the amount of pension benefit earned by the retirees, and whether the individuals elect a lump-sum distribution. For 2017, management anticipates a higher volume of settlement charges to that incurred in 2016, during which time there were no settlement charges. This expectation is based on normal retirement activity within the defined benefit plan, but assumes all potential distributions are lump-sum payouts. For total expenses, management expects growth in the low single digits.
Management expects 4% to 6% growth in total revenue in 2017, and low-single digit percentage expense growth, which would result in positive operating leverage. Peoples' efficiency ratio is expected to be between 62% and 64% for 2017.
The expected revenue growth goal for 2017 is largely dependent upon achieving meaningful loan growth. Management believes period-end loan balances could increase by 5% to 7% in 2017. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities and capitalizing on growth opportunities provided by the acquisitions completed. Consumer lending activity grew significantly during 2016 and is expected to remain a large contributor to overall loan growth in 2017, primarily indirect lending.
At December 31, 2016, the investment portfolio comprised 25% of total assets. In 2017, the investment portfolio is anticipated to continue to comprise approximately 25% of total assets. Management can use the cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. Peoples will continue to seek opportunities to execute a shift in the mix on the asset side of the balance sheet to reduce the relative size of the investment portfolio. Management may adjust the size or composition of the investment portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Thus, CD balances could continue the declining trend experienced in recent years. Given the expected increase in earning assets, borrowed funds are expected to increase in 2017 to the extent earning asset growth is more than deposit growth. Should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
Peoples remains committed to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during any future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions. Net charge-off trends are expected to normalize in 2017 as the prospects of large charge-offs and recoveries diminish. Management anticipates Peoples' provision for loan losses and the net charge-off rate for 2017 will normalize, with the net charge-off rate near the low end of its long-term historical range of 0.20% to 0.30% of average loans. For 2017, management intends to remain prudent with the level of Peoples' allowance for loan losses. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples' capital position remains strong. Given the excess capital position and the increase in Peoples' stock price, Peoples will continue to look for ways to effectively manage its capital, including, but not limited to, bank acquisitions and dividends. Late in 2015, Peoples approved a share repurchase program of up to $20 million, under which Peoples purchased $5.0 million in 2016. Given the activity in the stock market in late 2016 and early 2017, specifically as it related to the price of Peoples' common shares, Peoples' appetite to repurchase common shares has diminished. However, given that there is a share repurchase program still in place, with capacity of $15.0 million remaining, Peoples will continue to evaluate additional purchase opportunities throughout 2017.
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
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples' IRR policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Board of Directors of Peoples Bank, who reviews and approves Peoples' IRR management policy at least annually.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated (Decrease) Increase in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
300	$(1,100)	(1.0)%	$1,477	1.5%	$(88,004)	(15.0)%	$(88,774)	(15.3)%
200	83	0.1%	1,943	1.9%	(57,925)	(9.9)%	(57,205)	(9.9)%
100	603	0.6%	1,823	1.8%	(27,441)	(4.7)%	(27,036)	(4.7)%
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
During 2016, Peoples' Consolidated Balance Sheet remained positioned for a relatively neutral interest rate environment as illustrated by the overall small changes in net interest income shown in the above table. The largest factors affecting Peoples' interest rate sensitivity were the amount of cash on the balance sheet and the asset/liability mix in the balance sheet. This positioning was appropriate given the Federal Reserve Board's stated goal of potentially raising interest rates at a slow and measured pace. In fact, the Federal funds rate was raised only one time in 2016 by 25 basis points in December.
An asset/liability model, used to produce the analysis above, requires assumptions to be made such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits. These business assumptions are based on business plans, economic and market trends, and available industry data. Management believes that its methodology for developing such assumptions is reasonable; however, there can be no assurance that modeled results will be achieved.
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash (including cash on deposit at the Federal Reserve Bank), and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets also expressed as a percentage of loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. Peoples remained within these two parameters throughout the year.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2016, Peoples had a ratio of 1.8 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2016, Peoples had a ratio of 7.4 times, which was within policy limits.
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
The LCFP is reviewed and updated at least on an annual basis by the ALCO and Peoples Bank's Board of Directors. Additionally, testing of the LCFP is required on an annual basis. Various stress scenarios and the related actions are simulated according to the LCFP. The results are reviewed and discussed, and changes or revisions are made to the LCFP accordingly. Additionally, every two years, the LCFP is subjected to a third-party review for effectiveness and regulatory compliance.
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2016:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$400,557	$194,394	$136,026	$70,025	$112
Long-term debt (a)	145,155	5,545	78,479	17,543	43,588
Operating leases	2,685	745	1,162	424	354
Contingent consideration related to acquisitions (b)	85	85	—	—	—
Pension benefits	318	318	—	—	—
Total	$548,800	$201,087	$215,667	$87,992	$44,054
(a) Amounts reflect solely the minimum required principal payments.
(b) Amounts assume projected revenue metrics are achieved.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
No response required.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 67 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 66 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting. On November 7, 2016, Peoples converted its core banking system (including the related operating systems, data systems and products). Peoples does not believe the conversion of these systems materially changed its internal controls over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2016, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Projection of the evaluation of effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration may occur in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override occurring, any of which may lead to misstatements due to undetected error or fraud. Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and financial reporting.
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2016, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective as of that date.
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
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Peoples Bancorp Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Peoples Bancorp Inc. and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 27, 2017

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 27, 2017

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$58,129	$53,663
Interest-bearing deposits in other banks	8,017	17,452
Total cash and cash equivalents	66,146	71,115
Available-for-sale investment securities, at fair value (amortized cost of $777,017 at December 31, 2016 and $780,304 at December 31, 2015)	777,940	784,701
Held-to-maturity investment securities, at amortized cost (fair value of $43,227 at December 31, 2016 and $45,853 at December 31, 2015)	43,144	45,728
Other investment securities, at cost	38,371	38,401
Total investment securities	859,455	868,830
Loans, net of deferred fees and costs	2,224,936	2,072,440
Allowance for loan losses	(18,429)	(16,779)
Net loans	2,206,507	2,055,661
Loans held for sale	4,022	1,953
Bank premises and equipment, net	53,616	53,487
Bank owned life insurance	60,225	23,811
Goodwill	132,631	132,631
Other intangible assets	13,387	16,986
Other assets	36,359	34,496
Total assets	$3,432,348	$3,258,970
Liabilities
Deposits:
Non-interest-bearing	$734,421	$717,939
Interest-bearing	1,775,301	1,818,005
Total deposits	2,509,722	2,535,944
Short-term borrowings	305,607	160,386
Long-term borrowings	145,155	113,670
Accrued expenses and other liabilities	36,603	29,181
Total liabilities	2,997,087	2,839,181
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2016 and December 31, 2015	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,939,091 shares issued at December 31, 2016 and 18,931,200 shares issued at December 31, 2015, including shares in treasury	344,404	343,948
Retained earnings	110,294	90,790
Accumulated other comprehensive loss, net of deferred income taxes	(1,554)	(359)
Treasury stock, at cost, 795,758 shares at December 31, 2016 and 586,686 shares at December 31, 2015	(17,883)	(14,590)
Total stockholders’ equity	435,261	419,789
Total liabilities and stockholders’ equity	$3,432,348	$3,258,970
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2016	2015	2014
Interest Income:
Interest and fees on loans	$93,845	$87,155	$61,541
Interest and dividends on taxable investment securities	18,423	18,051	16,840
Interest on tax-exempt investment securities	3,126	2,992	1,810
Other interest income	50	135	9
Total interest income	115,444	108,333	80,200
Interest Expense:
Interest on deposits	5,942	6,206	6,106
Interest on short-term borrowings	508	182	146
Interest on long-term borrowings	4,129	4,333	4,442
Total interest expense	10,579	10,721	10,694
Net interest income	104,865	97,612	69,506
Provision for loan losses	3,539	14,097	339
Net interest income after provision for loan losses	101,326	83,515	69,167
Other Income:
Insurance income	13,846	13,783	13,604
Deposit account service charges	10,662	10,845	9,173
Trust and investment income	10,589	9,577	7,685
Electronic banking income	10,353	8,958	6,642
Bank owned life insurance income	1,414	598	106
Mortgage banking income	1,304	1,317	1,237
Commercial loan swap fee income	1,076	565	450
Net gain on investment securities	930	729	398
Net loss on asset disposals and other transactions	(1,133)	(1,788)	(431)
Other non-interest income	1,826	1,798	1,156
Total other income	50,867	46,382	40,020
Other Expenses:
Salaries and employee benefit costs	57,433	59,216	46,593
Net occupancy and equipment expense	10,735	11,207	7,839
Professional fees	7,436	7,295	5,649
Electronic banking expense	5,992	5,300	4,529
Amortization of other intangible assets	4,030	4,077	1,428
Data processing and software expense	3,763	3,671	2,424
Communication expense	2,261	2,286	1,642
Franchise tax expense	2,192	1,968	1,392
FDIC insurance expense	1,899	2,084	1,260
Marketing expense	1,594	2,838	2,299
Foreclosed real estate and other loan expenses	859	1,276	789
Other non-interest expense	8,717	13,863	9,165
Total other expenses	106,911	115,081	85,009
Income before income taxes	45,282	14,816	24,178
Income tax expense	14,125	3,875	7,494
Net income	$31,157	$10,941	$16,684
Earnings per common share - basic	$1.72	$0.62	$1.36
Earnings per common share - diluted	$1.71	$0.61	$1.35
Weighted-average number of common shares outstanding - basic	18,013,693	17,555,140	12,183,352
Weighted-average number of common shares outstanding - diluted	18,155,463	17,687,795	12,306,224
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2016	2015	2014
Net income	$31,157	$10,941	$16,684
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(2,590)	1,232	19,326
Related tax benefit (expense)	906	(431)	(6,764)
Less: reclassification adjustment for net gain included in net income	930	729	398
Related tax expense	(326)	(255)	(139)
Net effect on other comprehensive (loss) income	(2,288)	327	12,303
Defined benefit plans:
Net (loss) gain arising during the period	(232)	373	(2,083)
Related tax benefit (expense)	81	(130)	729
Amortization of unrecognized loss and service cost on benefit plans	89	112	129
Related tax expense	(31)	(38)	(45)
Recognition of loss due to settlement and curtailment	—	459	1,400
Related tax expense	—	(161)	(490)
Net effect on other comprehensive (loss) income	(93)	615	(360)
Cash flow hedges:
Net gain arising during the period	1,824	—	—
Related tax expense	(638)	—	—
Net effect on other comprehensive income	1,186	—	—
Total other comprehensive (loss) income, net of tax	(1,195)	942	11,943
Total comprehensive income	$29,962	$11,883	$28,627
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2013	$168,869	$80,898	$(13,244)	$(14,970)	$221,553
Net income	—	16,684	—	—	16,684
Other comprehensive income, net of tax	—	—	11,943	—	11,943
Cash dividends declared	—	(7,191)	—	—	(7,191)
Reissuance of treasury stock for stock option exercises	—	—	—	72	72
Tax benefit from exercise of stock options	85	—	—	—	85
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	175	175
Reissuance of treasury stock for common stock awards	(10)	—	—	10	—
Purchase of treasury stock	—	—	—	(520)	(520)
Common shares issued under dividend reinvestment plan	409	—	—	—	409
Common shares issued under compensation plan for Board of Directors	(14)	—	—	221	207
Stock-based compensation expense	1,813	—	—	298	2,111
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	6,305	—	—	—	6,305
Ohio Heritage Bancorp, Inc.	32,017	—	—	—	32,017
North Akron Savings Bank	16,106	—	—	—	16,106
Common shares issued to institutional investors in private placement	40,162	—	—	—	40,162
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net income	—	10,941	—	—	10,941
Other comprehensive income, net of tax	—	—	942	—	942
Cash dividends declared	—	(10,542)	—	—	(10,542)
Tax benefit from exercise of stock options	51	—	—	—	51
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	184	184
Purchase of treasury stock	—	—	—	(741)	(741)
Common shares issued under dividend reinvestment plan	397	—	—	—	397
Common shares issued under compensation plan for Board of Directors	(43)	—	—	177	134
Stock-based compensation expense	1,843	—	—	—	1,843
Common shares issued under employee stock purchase plan	(69)	—	—	504	435
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	76,027	—	—	—	76,027
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	—	31,157	—	—	31,157
Other comprehensive loss, net of tax	—	—	(1,195)	—	(1,195)
Cash dividends declared	—	(11,653)	—	—	(11,653)
Exercise of stock options	(40)	—	—	40	—
Reissuance of treasury stock for common stock awards	(1,297)	—	—	1,297	—
Tax benefit from exercise of stock options	26	—	—	—	26
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	232	232
Purchase of treasury stock	—	—	—	(515)	(515)
Common shares repurchased under share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	437	—	—	—	437
Common shares issued under compensation plan for Board of Directors	(18)	—	—	263	245
Stock-based compensation expense	1,332	—	—	—	1,332
Common shares issued under employee stock purchase plan	16	—	—	355	371
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$31,157	$10,941	$16,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	19,169	18,503	13,174
Provision for loan losses	3,539	14,097	339
Bank owned life insurance income	(1,414)	(598)	(106)
Net gain on investment securities	(930)	(729)	(398)
Loss (gain) on debt extinguishment	707	520	(67)
Loans originated for sale	(69,123)	(53,570)	(51,458)
Proceeds from sales of loans	67,421	56,532	49,218
Net gains on sales of loans	(1,047)	(1,005)	(943)
Deferred income tax (benefit) expense	(2,462)	(1,582)	3,835
Increase (decrease) in accrued expenses	3,972	(4,412)	(631)
(Increase) decrease in interest receivable	(1,278)	704	139
Excess tax benefit from share-based payments	(26)	(51)	(85)
Increase (decrease) in other assets	6,974	4,623	(1,505)
Other, net	3,652	3,909	3,299
Net cash provided by operating activities	60,311	47,882	31,495
Investing activities:
Available-for-sale investment securities:
Purchases	(166,241)	(196,599)	(143,184)
Proceeds from sales	30,734	57,415	108,092
Proceeds from principal payments, calls and prepayments	127,824	126,401	79,830
Held-to-maturity investment securities:
Purchases	—	—	(1,017)
Proceeds from principal payments	2,167	2,261	1,325
Net increase in loans	(148,951)	(77,893)	(76,100)
Net expenditures for premises and equipment	(5,436)	(9,429)	(7,105)
Proceeds from sales of other real estate owned	240	971	219
Investment in bank owned life insurance	(35,000)	—	—
Proceeds from bank owned life insurance	—	—	6,322
Business combinations, net of cash received	(244)	97,277	17,081
(Investment in) return of limited partnership and tax credit funds	(3,451)	(1,514)	374
Net cash used in investing activities	(198,358)	(1,110)	(14,163)
Financing activities:
Net increase in non-interest-bearing deposits	16,482	99,341	18,367
Net decrease in interest-bearing deposits	(42,655)	(125,360)	(26,713)
Net increase (decrease) in short-term borrowings	145,221	72,109	(29,373)
Proceeds from long-term borrowings	55,000	—	5,269
Payments on long-term borrowings	(24,361)	(72,446)	(10,288)
Cash dividends paid on common shares	(11,173)	(10,065)	(6,767)
Purchase of treasury stock under share repurchase program	(4,965)	—	—
Repurchase of common shares in connection with employee incentive and director compensation plans to be held as treasury stock	(515)	(741)	(520)
Proceeds from issuance of common shares	18	—	40,242
Excess tax benefit from share-based payments	26	51	85
Net cash provided by (used in) financing activities	133,078	(37,111)	(9,698)
Net (decrease) increase in cash and cash equivalents	(4,969)	9,661	7,634
Cash and cash equivalents at beginning of period	71,115	61,454	53,820
Cash and cash equivalents at end of period	$66,146	$71,115	$61,454
Supplemental cash flow information:
Interest paid	$11,773	$11,541	$10,766
Income taxes paid	$11,890	$672	$6,726

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank.  Services are provided through 80 financial service locations, including 71 full-service bank branches and 78 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based and mobile banking.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks were $1.0 million and $5.0 million in funds at December 31, 2016 and 2015, respectively, which were being used as collateral and not available for withdrawal.
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
Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in Note 8 and Note 9, as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan origination costs were $5.4 million and $3.3 million at December 31, 2016 and 2015, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated collectively for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1 million on an annual basis for possible credit deterioration. This loan review process provides Peoples with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples' risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Peoples also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
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
Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan's transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for loan losses. If the fair value of a loan classified as held-for-sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in earnings.
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
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are generally reviewed on a quarterly basis.
The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment, (2) past, present and projected financial condition of the borrower, and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral and the strength of guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the operating cash flow of the business available to repay debt. Management's analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management's analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans includes consideration of the borrower's ability to complete construction within the established budget.
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for loans with similar risk characteristics, the significance of the modification relative to the unpaid principal loan balance or collateral value underlying the loan, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (1) a reduction in the interest rate for the remaining life of the loan, (2) an extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, (3) a temporary period of interest-only payments, and (4) a reduction in the contractual payment amount for either a short period or the remaining term of the loan. All TDRs are considered impaired loans and are evaluated individually to determine if a write-down is required and if they should be on accrual or nonaccrual status.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $5.0 million and $3,000 at December 31, 2016 and 2015, respectively.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $0.7 million at both December 31, 2016 and December 31, 2015.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2016, based upon the estimated fair value of Peoples' single reporting unit.
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
Trust Assets Under Management: Peoples manages certain assets held in a fiduciary or agency capacity for customers. These assets under management, other than cash on deposit at Peoples, are not included in the Consolidated Balance Sheets since they are not assets of Peoples.
Revenue Recognition: Peoples recognizes revenues as it is earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to formulas in written contracts, such as loan agreements or securities contracts.
Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities, and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities can impact interest income due to the corresponding acceleration of premium amortization or discount accretion.
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments, or current information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which reduces Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 -Revenue from Contracts with Customers (Topic 606). There are many aspects of this new accounting guidance that are still being interpreted and the FASB has issued updates to certain aspects of the guidance to address implementation issues. The FASB issued updates in March, April, May and December of 2016 clarifying several areas of the guidance. These clarifications included:
•Principal versus agent considerations,
•Collectibility, sales tax and non-cash consideration, practical expedients for contract modifications and completed contracts,
•Identification of performance obligations, and
•Licensing implementation guidance.
This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples will adopt this new accounting guidance in 2018, as required, and anticipates implementing the new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. Peoples is currently evaluating revenue streams and contracts to determine the impact of the new guidance. Based on Peoples’ evaluation to date, it does not expect the adoption of this guidance to have a significant impact on Peoples’ financial condition or quarterly or annual results of operations; however, the review is ongoing. Peoples will continue to evaluate the impact of the guidance, including any additional guidance issued, during the completion of this internal assessment.
In November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for Peoples). The adoption of the new accounting guidance is not expected to have a material effect on Peoples' statement of cash flow.
In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for Peoples). The adoption of the new accounting guidance is not expected to have a material effect on Peoples' statement of cash flow.
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
In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The amendment was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU will require both finance and operating leases to be recognized on the balance sheet. The ASU will affect all companies and organizations that lease real estate. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (effective January 1, 2019, for Peoples). As of December 31, 2016, Peoples' leasing exposure was limited to operating leases as disclosed in Note 5. Peoples will adopt this new accounting guidance as required, but it is not expected to have a material impact on Peoples' consolidated financial statements.
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
Note 2.  Fair Value of Financial Instruments

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	117,230	—	117,230	—
Residential mortgage-backed securities	626,567	—	626,567	—
Commercial mortgage-backed securities	19,291	—	19,291	—
Bank-issued trust preferred securities	4,899	—	4,899	—
Equity securities	8,953	8,734	219	—
Total available-for-sale securities	$777,940	$8,734	$769,206	$—
2015
Obligations of:
U.S. government sponsored agencies	$2,966	$—	$2,966	$—
States and political subdivisions	114,726	—	114,726	—
Residential mortgage-backed securities	632,293	—	632,293	—
Commercial mortgage-backed securities	23,845	—	23,845	—
Bank-issued trust preferred securities	4,635	—	4,635	—
Equity securities	6,236	6,024	212	—
Total available-for-sale securities	$784,701	$6,024	$778,677	$—

Held-to-maturity securities reported at fair value comprised the following at December 31:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2016
Obligations of:
States and political subdivisions	$4,041	$—	$4,041	$—
Residential mortgage-backed securities	33,762	—	33,762	—
Commercial mortgage-backed securities	5,424	—	5,424	—
Total held-to-maturity securities	$43,227	$—	$43,227	$—
2015
Obligations of:
States and political subdivisions	$4,221	$—	$4,221	$—
Residential mortgage-backed securities	35,196	—	35,196	—
Commercial mortgage-backed securities	6,436	—	6,436	—
Total held-to-maturity securities	$45,853	$—	$45,853	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 3 inputs).  At December 31, 2016, impaired loans with an aggregate outstanding principal balance of $41.9 million were measured and reported at a fair value of $34.7 million.  For the year ended December 31, 2016, Peoples recognized gains of $0.2 million on impaired loans through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis at December 31:

	2016		2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,146	$66,146	$71,115	$71,115
Investment securities	859,455	859,538	868,830	868,955
Loans (1)	2,210,529	2,152,544	2,057,614	2,018,482
Financial liabilities:
Deposits	$2,509,722	$2,512,647	$2,535,944	$2,540,131
Short-term borrowings	305,607	305,607	160,386	160,386
Long-term borrowings	145,155	145,106	113,670	117,299
Cash flow hedges (2)	1,779	1,779	—	—
(1) Includes loans held for sale.
(2) For additional information, see Note 14, Financial Instruments with Off-Balance Sheet Risk.

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
Cash flow hedges: The fair value of cash flow hedges is recognized in the Consolidated Balance Sheets at their fair value. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,000
States and political subdivisions	115,657	1,836	(263)	117,230
Residential mortgage-backed securities	633,802	3,758	(10,993)	626,567
Commercial mortgage-backed securities	19,337	41	(87)	19,291
Bank-issued trust preferred securities	5,169	91	(361)	4,899
Equity securities	2,052	6,969	(68)	8,953
Total available-for-sale securities	$777,017	$12,695	$(11,772)	$777,940
2015
Obligations of:
U.S. government sponsored agencies	$2,908	$58	$—	$2,966
States and political subdivisions	111,283	3,487	(44)	114,726
Residential mortgage-backed securities	635,504	4,905	(8,116)	632,293
Commercial mortgage-backed securities	23,770	119	(44)	23,845
Bank-issued trust preferred securities	5,146	—	(511)	4,635
Equity securities	1,693	4,627	(84)	6,236
Total available-for-sale securities	$780,304	$13,196	$(8,799)	$784,701
At both December 31, 2016 and 2015, Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated bank holding companies. At December 31, 2016, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2016	2015	2014
Gross gains realized	$933	$795	$1,136
Gross losses realized	3	66	738
Net gain realized	$930	$729	$398
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2016
Obligations of:
States and political subdivisions	$23,501	$263	28	$—	$—	—	$23,501	$263
Residential mortgage-backed securities	427,088	8,495	108	46,631	2,498	22	473,719	10,993
Commercial mortgage-backed securities	7,770	87	4	—	—	—	7,770	87
Bank-issued trust preferred securities	—	—	—	2,637	361	3	2,637	361
Equity securities	263	3	1	110	65	1	373	68
Total	$458,622	$8,848	141	$49,378	$2,924	26	$508,000	$11,772
2015
Obligations of:
States and political subdivisions	$7,662	$38	8	$213	$6	1	$7,875	$44
Residential mortgage-backed securities	303,549	3,902	76	102,090	4,214	33	405,639	8,116
Commercial mortgage-backed securities	6,682	44	3	—	—	—	6,682	44
Bank-issued trust preferred securities	2,129	19	1	2,506	492	3	4,635	511
Equity securities	438	15	2	106	69	1	544	84
Total	$320,460	$4,018	90	$104,915	$4,781	38	$425,375	$8,799
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2016, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2016 and 2015 were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2016, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these two positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.5 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2016 were primarily attributable to the floating nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$—	$1,000
States and political subdivisions	435	14,354	28,903	71,965	115,657
Residential mortgage-backed securities	2	14,225	33,180	586,395	633,802
Commercial mortgage-backed securities	—	3,246	14,267	1,824	19,337
Bank-issued trust preferred securities	—	—	—	5,169	5,169
Equity securities	—	—	—	—	2,052
Total available-for-sale securities	$1,437	$31,825	$76,350	$665,353	$777,017
Fair value
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$—	$1,000
States and political subdivisions	438	14,484	29,250	73,058	117,230
Residential mortgage-backed securities	2	14,020	33,389	579,156	626,567
Commercial mortgage-backed securities	—	3,287	14,185	1,819	19,291
Bank-issued trust preferred securities	—	—	—	4,899	4,899
Equity securities	—	—	—	—	8,953
Total available-for-sale securities	$1,440	$31,791	$76,824	$658,932	$777,940
Total weighted-average yield	2.23%	4.11%	3.57%	3.29%	3.36%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
Obligations of:
States and political subdivisions	$3,820	$221	$—	$4,041
Residential mortgage-backed securities	33,858	432	(528)	33,762
Commercial mortgage-backed securities	5,466	—	(42)	5,424
Total held-to-maturity securities	$43,144	$653	$(570)	$43,227
2015
Obligations of:
States and political subdivisions	$3,831	$394	$(4)	$4,221
Residential mortgage-backed securities	35,367	363	(534)	35,196
Commercial mortgage-backed securities	6,530	—	(94)	6,436
Total held-to-maturity securities	$45,728	$757	$(632)	$45,853
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2016, 2015 and 2014.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2016
Obligations of:
Residential mortgage-backed securities	$12,139	$476	3	$963	$52	1	$13,102	$528
Commercial mortgage-backed securities	5,424	42	1	—	—	—	5,424	42
Total	$17,563	$518	4	$963	$52	1	$18,526	$570
2015
Obligations of:
States and political subdivisions	$—	$—	—	$319	$4	1	$319	$4
Residential mortgage-backed securities	3,706	89	2	10,040	445	2	13,746	534
Commercial mortgage-backed securities	540	4	1	5,895	90	1	6,435	94
Total	$4,246	$93	3	$16,254	$539	4	$20,500	$632
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2016.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$318	$978	$2,524	$3,820
Residential mortgage-backed securities	—	—	4,623	29,235	33,858
Commercial mortgage-backed securities	—	—	—	5,466	5,466
Total held-to-maturity securities	$—	$318	$5,601	$37,225	$43,144
Fair value
Obligations of:
States and political subdivisions	$—	$320	$1,058	$2,663	$4,041
Residential mortgage-backed securities	—	—	4,643	29,119	33,762
Commercial mortgage-backed securities	—	—	—	5,424	5,424
Total held-to-maturity securities	$—	$320	$5,701	$37,206	$43,227
Total weighted-average yield	—%	6.16%	3.03%	3.66%	3.60%
Other Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of the FHLB and the FRB.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $517.9 million and $495.5 million at December 31, 2016 and 2015, respectively, and held-to-maturity investment securities with a carrying value of $20.0 million and $21.4 million at December 31, 2016 and 2015, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $9.2 million and $11.1 million at December 31, 2016 and 2015, respectively, and held-to-maturity securities with carrying values of $22.2 million and $23.3 million at December 31, 2016 and 2015, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	2016	2015
Originated loans:
Commercial real estate, construction	$84,626	$63,785
Commercial real estate, other	531,557	471,184
Commercial real estate	616,183	534,969
Commercial and industrial	378,131	288,130
Residential real estate	307,490	288,783
Home equity lines of credit	85,617	74,176
Consumer, indirect	252,024	165,320
Consumer, other	67,579	61,813
Consumer	319,603	227,133
Deposit account overdrafts	1,080	1,448
Total originated loans	$1,708,104	$1,414,639
Acquired loans:
Commercial real estate, construction	$10,100	$12,114
Commercial real estate, other	204,466	265,092
Commercial real estate	214,566	277,206
Commercial and industrial	44,208	63,589
Residential real estate	228,435	276,772
Home equity lines of credit	25,875	32,253
Consumer, indirect	808	1,776
Consumer, other	2,940	6,205
Consumer	3,748	7,981
Total acquired loans	$516,832	$657,801
Total loans	$2,224,936	$2,072,440
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

(Dollars in thousands)	2016	2015
Commercial real estate	$11,476	$16,893
Commercial and industrial	1,573	3,040
Residential real estate	23,306	27,155
Consumer	76	193
Total outstanding balance	$36,431	$47,281
Net carrying amount	$26,524	$35,064
Changes in the accretable yield for acquired purchased credit impaired loans during the year ended December 31, 2016 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2015	$7,042
Additions:
Reclassification from nonaccretable to accretable	2,014
Accretion	(1,924)
Balance, December 31, 2016	$7,132
Peoples completed semi-annual re-estimations of cash flows on purchase credit impaired loans in February and August of 2016. The above reclassification from nonaccretable to accretable was related to the re-estimation of cash flows on the purchase credit impaired loan portfolios, coupled with the loans performing better than expected. The majority of the reclassification related to prepayment speeds decreasing in the residential loan portfolio, resulting in higher total expected cash flows. In 2017, Peoples will complete the re-estimation of cash flows on purchase credit impaired loans on an as needed basis and, in any event, at least annually in August.
Cash flows expected to be collected on purchase credit impaired loans are estimated by incorporating several key assumptions similar to those used in the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $542.5 million and $554.8 million at December 31, 2016 and 2015, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $152.0 million and $195.5 million at December 31, 2016 and 2015, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples Bancorp Inc., including their affiliates, families and entities in which they are principal owners. At December 31, 2016, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status and new directors elected during the year.

(Dollars in thousands)
Balance, December 31, 2015	$19,221
New loans and disbursements	5,702
Repayments	(7,330)
Other changes	—
Balance, December 31, 2016	$17,593
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows at December 31:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2016	2015	2016	2015
Originated loans:
Commercial real estate, construction	$826	$921	$—	$—
Commercial real estate, other	9,934	7,041	—	—
Commercial real estate	10,760	7,962	—	—
Commercial and industrial	1,712	480	—	680
Residential real estate	3,778	3,057	183	169
Home equity lines of credit	383	321	—	—
Consumer, indirect	130	34	10	—
Consumer, other	11	58	—	1
Consumer	141	92	10	1
Total originated loans	$16,774	$11,912	$193	$850
Acquired loans:
Commercial real estate, other	$1,609	$469	$1,506	$2,425
Commercial and industrial	390	247	387	1,306
Residential real estate	2,317	798	1,672	1,353
Home equity lines of credit	231	98	—	35
Consumer, indirect	—	—	13	—
Consumer, other	4	7	—	—
Consumer	4	7	13	—
Total acquired loans	$4,551	$1,619	$3,578	$5,119
Total loans	$21,325	$13,531	$3,771	$5,969

The following table presents the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2016
Originated loans:
Commercial real estate, construction	$—	$—	$826	$826	$83,800	$84,626
Commercial real estate, other	1,420	225	9,305	10,950	520,607	531,557
Commercial real estate	1,420	225	10,131	11,776	604,407	616,183
Commercial and industrial	1,305	700	1,465	3,470	374,661	378,131
Residential real estate	7,288	1,019	1,895	10,202	297,288	307,490
Home equity lines of credit	316	45	248	609	85,008	85,617
Consumer, indirect	2,080	273	77	2,430	249,594	252,024
Consumer, other	346	38	—	384	67,195	67,579
Consumer	2,426	311	77	2,814	316,789	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$12,755	$2,300	$13,816	$28,871	$1,679,233	$1,708,104
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,060	$10,100
Commercial real estate, other	1,220	208	2,271	3,699	200,767	204,466
Commercial real estate	1,220	208	2,311	3,739	210,827	214,566
Commercial and industrial	148	3	777	928	43,280	44,208
Residential real estate	5,918	2,496	2,974	11,388	217,047	228,435
Home equity lines of credit	208	65	178	451	25,424	25,875
Consumer, indirect	4	—	—	4	804	808
Consumer, other	51	—	13	64	2,876	2,940
Consumer	55	—	13	68	3,680	3,748
Total acquired loans	$7,549	$2,772	$6,253	$16,574	$500,258	$516,832
Total loans	$20,304	$5,072	$20,069	$45,445	$2,179,491	$2,224,936

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2015
Originated loans:
Commercial real estate, construction	$913	$—	$8	$921	$62,864	$63,785
Commercial real estate, other	7,260	1,258	379	8,897	462,287	471,184
Commercial real estate	8,173	1,258	387	9,818	525,151	534,969
Commercial and industrial	1,437	215	767	2,419	285,711	288,130
Residential real estate	3,124	1,105	1,263	5,492	283,291	288,783
Home equity lines of credit	161	7	104	272	73,904	74,176
Consumer, indirect	790	168	—	958	164,362	165,320
Consumer, other	597	82	32	711	61,102	61,813
Consumer	1,387	250	32	1,669	225,464	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$14,282	$2,835	$2,553	$19,670	$1,394,969	$1,414,639
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$12,074	$12,114
Commercial real estate, other	1,592	352	2,730	4,674	260,418	265,092
Commercial real estate	1,592	352	2,770	4,714	272,492	277,206
Commercial and industrial	177	232	1,553	1,962	61,627	63,589
Residential real estate	4,910	2,480	1,745	9,135	267,637	276,772
Home equity lines of credit	318	20	95	433	31,820	32,253
Consumer, indirect	23	—	—	23	1,753	1,776
Consumer, other	67	31	—	98	6,107	6,205
Consumer	90	31	—	121	7,860	7,981
Total acquired loans	$7,087	$3,115	$6,163	$16,365	$641,436	$657,801
Total loans	$21,369	$5,950	$8,716	$36,035	$2,036,405	$2,072,440
Credit Quality Indicators
As discussed in Note 1, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
“Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk category would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loan if required, for any weakness that may exist.
“Watch” (grade 5): Loans in this risk category are the equivalent of the regulatory “Other Assets Especially Mentioned” classification. Loans in this risk category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loan or in Peoples' credit position.
“Substandard” (grade 6): Loans in this risk category are inadequately protected by the borrower's current financial condition and payment capability, or by the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loan. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
“Doubtful” (grade 7): Loans in this risk category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of these loans as an estimate loss is deferred until their more exact status may be determined.
“Loss” (grade 8): Loans in this risk category are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean each such loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this risk category.
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated”.
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Watch	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2016
Originated loans:
Commercial real estate, construction	$73,423	$—	$826	$—	$10,377	$84,626
Commercial real estate, other	505,029	11,855	14,673	—	—	531,557
Commercial real estate	578,452	11,855	15,499	—	10,377	616,183
Commercial and industrial	346,791	15,210	16,130	—	—	378,131
Residential real estate	47,336	957	12,828	304	246,065	307,490
Home equity lines of credit	465	—	135	—	85,017	85,617
Consumer, indirect	15	13	—	—	251,996	252,024
Consumer, other	50	—	—	—	67,529	67,579
Consumer	65	13	—	—	319,525	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$973,109	$28,035	$44,592	$304	$662,064	$1,708,104
Acquired loans:
Commercial real estate, construction	$10,046	$—	$54	$—	$—	$10,100
Commercial real estate, other	181,781	12,475	10,210	—	—	204,466
Commercial real estate	191,827	12,475	10,264	—	—	214,566
Commercial and industrial	42,809	227	978	194	—	44,208
Residential real estate	17,170	709	1,404	—	209,152	228,435
Home equity lines of credit	202	—	—	—	25,673	25,875
Consumer, indirect	51	—	—	—	757	808
Consumer, other	53	—	—	—	2,887	2,940
Consumer	104	—	—	—	3,644	3,748
Total acquired loans	$252,112	$13,411	$12,646	$194	$238,469	$516,832
Total loans	$1,225,221	$41,446	$57,238	$498	$900,533	$2,224,936

	Pass Rated	Watch	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2015
Originated loans:
Commercial real estate, construction	$62,225	$—	$913	$—	$647	$63,785
Commercial real estate, other	434,868	18,710	17,595	—	11	471,184
Commercial real estate	497,093	18,710	18,508	—	658	534,969
Commercial and industrial	259,183	23,601	5,344	—	2	288,130
Residential real estate	21,903	1,168	12,282	187	253,243	288,783
Home equity lines of credit	785	—	175	—	73,216	74,176
Consumer, indirect	114	—	—	—	165,206	165,320
Consumer, other	94	—	3	—	61,716	61,813
Consumer	208	—	3	—	226,922	227,133
Deposit account overdrafts	—	—	—	—	1,448	1,448
Total originated loans	$779,172	$43,479	$36,312	$187	$555,489	$1,414,639
Acquired loans:
Commercial real estate, construction	$12,114	$—	$—	$—	$—	$12,114
Commercial real estate, other	233,630	13,866	17,521	75	—	265,092
Commercial real estate	245,744	13,866	17,521	75	—	277,206
Commercial and industrial	56,077	3,078	4,238	196	—	63,589
Residential real estate	18,027	1,409	1,786	—	255,550	276,772
Home equity lines of credit	316	—	—	—	31,937	32,253
Consumer, indirect	126	—	—	—	1,650	1,776
Consumer, other	130	—	—	—	6,075	6,205
Consumer	256	—	—	—	7,725	7,981
Total acquired loans	$320,420	$18,353	$23,545	$271	$295,212	$657,801
Total loans	$1,099,592	$61,832	$59,857	$458	$850,701	$2,072,440

Impaired Loans
The following tables summarize loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2016
Commercial real estate, construction	$894	$—	$866	$866	$—	$913	$3
Commercial real estate, other	20,029	7,474	12,227	19,701	803	18,710	700
Commercial real estate	20,923	7,474	13,093	20,567	803	19,623	703
Commercial and industrial	7,289	2,732	1,003	3,735	585	3,386	125
Residential real estate	27,703	138	27,393	27,531	24	27,455	1,419
Home equity lines of credit	908	—	908	908	—	717	44
Consumer, indirect	220	—	224	224	—	136	16
Consumer, other	130	—	130	130	—	138	13
Consumer	350	—	354	354	—	274	29
Total	$57,173	$10,344	$42,751	$53,095	$1,412	$51,455	$2,320
2015
Commercial real estate, construction	$957	$—	$957	957	$—	$227	$3
Commercial real estate, other	23,430	6,396	12,772	19,168	1,363	13,070	815
Commercial real estate	24,387	6,396	13,729	20,125	1,363	13,297	818
Commercial and industrial	5,670	1,224	4,130	5,354	351	4,049	246
Residential real estate	31,304	370	28,834	29,204	106	26,785	1,354
Home equity lines of credit	425	—	419	419	—	325	18
Consumer, indirect	118	—	103	103	—	84	—
Consumer, other	265	—	195	195	—	210	28
Consumer	383	—	298	298	—	294	28
Total	$62,169	$7,990	$47,410	$55,400	$1,820	$44,750	$2,464
At December 31, 2016, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for loans with similar risk characteristics, the significance of the modification relative to the unpaid principal loan balance or collateral value underlying the loan, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (i) a reduction in the interest rate for the remaining life of the loan, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.

The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2016 and 2015.

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2016
Originated loans:
Commercial real estate, other	3	$109	$109	$107
Commercial and industrial	7	828	836	750
Residential real estate	8	266	266	266
Home equity lines of credit	5	81	81	81
Consumer, indirect	14	164	164	164
Consumer, other	3	24	24	23
Consumer	17	188	188	187
Total	40	$1,472	$1,480	$1,391
Acquired loans:
Commercial real estate, construction	2	$237	$237	$237
Residential real estate	14	1,080	1,082	1,076
Home equity lines of credit	4	260	260	250
Consumer, indirect	2	7	7	7
Consumer, other	3	15	15	15
Consumer	5	22	22	22
Total	25	$1,599	$1,601	$1,585
2015
Originated loans:
Commercial real estate, other	5	$900	$900	$881
Commercial and industrial	4	834	834	834
Residential real estate	4	207	207	115
Home equity lines of credit	11	402	402	389
Consumer, indirect	5	51	51	50
Consumer, other	7	44	44	44
Consumer	12	95	95	94
Total	36	$2,438	$2,438	$2,313
Acquired loans:
Residential real estate	4	$246	$246	$246
Home equity lines of credit	1	8	8	7
Total	5	$254	$254	$253
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2016 and 2015:

	2016			2015
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	—	$—	$—	1	$151	$—
Total	—	$—	$—	1	$151	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539
Charge-offs	(24)	(1,017)	(588)	(73)	(2,655)	(774)	(5,131)
Recoveries	1,209	306	278	56	1,285	175	3,309
Net recoveries (charge-offs)	1,185	(711)	(310)	(17)	(1,370)	(599)	(1,822)
(Recovery of) provision for loan losses	(1,089)	1,682	35	(27)	2,229	649	3,479
Balance, December 31, 2016	$7,172	$6,353	$982	$688	$2,830	$171	$18,196

Period-end amount allocated to:
Loans individually evaluated for impairment	$803	$585	$24	$—	$—	$—	$1,412
Loans collectively evaluated for impairment	6,369	5,768	958	688	2,830	171	16,784
Balance, December 31, 2016	$7,172	$6,353	$982	$688	$2,830	$171	$18,196

Balance, January 1, 2015	$9,825	$4,036	$1,627	$694	$1,587	$112	$17,881
Charge-offs	(242)	(13,576)	(628)	(125)	(1,353)	(774)	(16,698)
Recoveries	104	98	315	119	755	171	1,562
Net charge-offs	(138)	(13,478)	(313)	(6)	(598)	(603)	(15,136)
(Recovery of) provision for loan losses	(2,611)	14,824	(57)	44	982	612	13,794
Balance, December 31, 2015	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,363	$351	$106	$—	$—	$—	$1,820
Loans collectively evaluated for impairment	5,713	5,031	1,151	732	1,971	121	14,719
Balance, December 31, 2015	$7,076	$5,382	$1,257	$732	$1,971	$121	$16,539
The increase in the total allowance for loan losses in 2016, was primarily due to total loan growth of 7%, or $152.5 million, with growth of 8% in commercial loan balances and 7% in consumer loan balances. Indirect lending experienced the largest growth across all loan categories for the year, increasing by $85.7 million, or 51%. Commercial and industrial loan growth was $70.6 million, or 20%, for 2016.
Historical loss rates are calculated using charge-offs and recoveries within each portfolio over the past five years. The large provision for commercial and industrial loans during 2015 was primarily related to a specific allowance for one relationship which was charged off in 2015. The reduction in the allowance for originated residential real estate was driven by net recoveries in recent years reducing the historical loss rates. The changes in the home equity lines of credit and consumer categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during 2015 were driven by net charge-off activity and increases in the size of the respective loan portfolios.
Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of purchase credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. Management reforecasts the estimated cash flows expected to be collected on purchase credit impaired loans semi-annually. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment.
The following table presents activity in the allowance for loan losses for acquired loans as of December 31:

(Dollars in thousands)	2016	2015
Purchase credit impaired loans:
Balance, January 1	$240	$—
Charge-offs	(67)	(63)
Recoveries	—	—
Net (charge-offs) recoveries	(67)	(63)
Provision for loan losses	60	303
Balance, December 31	$233	$240
As of December 31, 2016 and 2015, the expected cash flows for purchase credit impaired loans had decreased from those estimated as of the respective acquisition dates, resulting in Peoples recording a provision for loan losses with respect to those acquired loans.
Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2016	2015
Land	$12,085	$11,976
Building and premises	61,451	58,607
Furniture, fixtures and equipment	26,078	25,487
Total bank premises and equipment	99,614	96,070
Accumulated depreciation	(45,998)	(42,583)
Net book value	$53,616	$53,487
Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $5.1 million, $4.6 million and $3.0 million, in 2016, 2015 and 2014, respectively.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense on the leased properties and equipment was $1,073,000, $988,000, and $951,000 in 2016, 2015 and 2014, respectively.

Peoples Insurance Agency, LLC ("Peoples Insurance") previously leased a property from certain of its managers; however, in 2014, this lease expired and was not renewed.  Payments related to this lease totaled $64,000 in 2014. The terms of the lease were substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2016:

(Dollars in thousands)	Payments
2017	$745
2018	731
2019	431
2020	217
2021	207
Thereafter	354
Total future operating lease payments	$2,685
Note 6.  Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2016	2015
Goodwill, beginning of year	$132,631	$98,562
Acquired goodwill	—	34,069
Goodwill, end of year	$132,631	$132,631

Peoples performed the required goodwill impairment test and concluded there was no impairment in the recorded value of goodwill in 2016, based upon the estimated fair value of the single reporting unit. During the annual goodwill impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2016
Gross intangibles	$16,150	$4,859	$21,009
Acquired intangibles	—	514	514
Accumulated amortization	(7,594)	(2,847)	(10,441)
Total acquired intangibles	$8,556	$2,526	$11,082
Servicing rights			2,305
Total other intangibles			$13,387
2015
Gross intangibles	$7,013	$8,858	$15,871
Acquired intangibles	8,623	1,695	10,318
Accumulated amortization	(4,396)	(7,194)	(11,590)
Total acquired intangibles	$11,240	$3,359	$14,599
Servicing rights			2,387
Total other intangibles			$16,986
The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2016:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2017	$2,688	$722	$3,410
2018	2,175	606	2,781
2019	1,658	482	2,140
2020	1,138	352	1,490
2021	648	217	865
Thereafter	249	147	396
Total	$8,556	$2,526	$11,082
For further information regarding Peoples' acquisitions, refer to Note 17.

The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Balance, beginning of year	$2,387	$2,238	$2,295
Amortization	(762)	(662)	(597)
Servicing rights originated	680	566	497
Servicing rights acquired	—	245	43
Balance, end of year	$2,305	$2,387	$2,238

No valuation allowances were required at December 31, 2016, 2015 and 2014 for Peoples’ servicing rights since the fair value equaled or exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2016	2015
Retail certificates of deposit:
$100,000 or more	$173,499	$189,583
Less than $100,000	211,362	259,409
Retail certificates of deposit	384,861	448,992
Savings accounts	436,344	414,375
Money market deposit accounts	407,754	394,119
Governmental deposit accounts	251,671	276,639
Interest-bearing transaction accounts	278,975	250,023
Brokered certificates of deposits	15,696	33,857
Total interest-bearing deposits	1,775,301	1,818,005
Non-interest-bearing deposits	734,421	717,939
Total deposits	$2,509,722	$2,535,944

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2017	$194,394	$—	$194,394
2018	76,308	1,147	77,455
2019	44,022	14,549	58,571
2020	30,282	—	30,282
2021	39,743	—	39,743
Thereafter	112	—	112
Total deposits	$384,861	$15,696	$400,557

Deposits from related parties approximated $42.0 million and $43.0 million at December 31, 2016 and 2015, respectively.

Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short-Term Borrowings
2016
Ending balance	$74,607	$231,000	$—
Average balance	72,886	86,260	23
Highest month-end balance	81,353	231,000	—
Interest expense	123	384	—
Weighted-average interest rate:
End of year	0.17%	0.64%	—%
During the year	0.17%	0.44%	1.11%
2015
Ending balance	$84,386	$76,000	$—
Average balance	83,574	16,863	—
Highest month-end balance	92,711	76,000	—
Interest expense	140	42	—
Weighted-average interest rate:
End of year	0.17%	0.35%	—%
During the year	0.17%	0.25%	—%
2014
Ending balance	$73,277	$15,000	$—
Average balance	59,324	36,678	38
Highest month-end balance	76,459	108,000	—
Interest expense	99	47	—
Weighted-average interest rate:
End of year	0.17%	0.14%	—%
During the year	0.17%	0.13%	0.75%
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
Other short-term borrowings consist of federal funds purchased and advances from the Federal Reserve Discount Window.  Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples had available federal funds of $5 million from certain of its correspondent banks at December 31, 2016.  Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds.  Discount Window advances are typically overnight and must be secured by collateral acceptable to the lending Federal Reserve Bank.
Peoples had a $15 million revolving credit loan which was to bear interest at a fixed per annum rate equal to 3% plus the one-month LIBOR rate, to be reset monthly. This revolving credit loan was subject to the same covenants as detailed in Note 9 for the term loan. At December 31, 2015, this revolving credit loan had no outstanding principal balance and Peoples terminated the revolving credit loan on March 2, 2016. This revolving credit loan was replaced on March 4, 2016, when Peoples secured a revolving line of credit in the maximum aggregate principal amount of $15 million. Additional information regarding the revolving line of credit can be found in Note 9.

Note 9. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2016		2015
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable non-amortizing, fixed-rate advances	$70,000	2.49%	$50,000	3.32%
FHLB amortizing, fixed-rate advances	28,282	2.01%	16,934	2.69%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
Junior subordinated debt securities	6,924	2.45%	6,736	1.83%
Unamortized debt issuance cost	(51)	—%	—	—%
Long-term borrowings	$145,155	2.71%	$113,670	3.25%
The putable, non-amortizing, fixed-rate FHLB advances have original maturities ranging from two to eleven years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period ranging from three months to five years, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate exercised by the FHLB or the stated maturity.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from two to fifteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20 million of long-term FHLB advances that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into five forward starting interest rate swaps to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.83%, which become effective in 2018 and mature between 2022 and 2026. These swaps locked in funding rates for $40 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.57% to 3.92%.

Additional information regarding Peoples' interest rate swaps can be found in Note 14.
Peoples' callable national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable national market repurchase agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the repurchase agreement. If the buyer exercises its option, Peoples would be required to repay the repurchase agreement in whole at the quarterly date. Peoples is required to make quarterly interest payments.
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement"), with Raymond James Bank, N.A. ("Raymond James Bank") which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15 million revolving credit loan of Peoples; (ii) making acquisitions; (iii)

making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the RJB Loan Commitment.
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

As of December 31, 2016, Peoples was in compliance with the applicable covenants imposed by the RJB Credit Agreement.

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
At December 31, 2016, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2017	$5,545	1.76%
2018	64,971	3.54%
2019	13,508	1.27%
2020	10,564	2.03%
2021	6,979	1.47%
Thereafter	43,588	2.4%
Long-term borrowings	$145,155	2.71%

Note 10. Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2013	11,352,036	600,794
Changes related to stock-based compensation awards:
Grant of restricted common shares	101,926	—
Release of restricted common shares	—	18,031
Cancellation of restricted common shares	(6,062)	—
Exercise of stock options for common shares	—	(2,792)
Reissuance of treasury stock of common stock awards	—	(12,030)
Grant of common shares	100	—
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,236
Reissuance of treasury stock		(9,390)
Common shares issued under dividend reinvestment plan	17,230	—
Common shares issued under compensation plan for Board of Directors	—	(8,603)
Issuance of common shares related to acquisitions:
Midwest Bancshares, Inc.	256,282	—
Ohio Heritage Bancorp, Inc.	1,364,735	—
North Akron Savings Bank	665,570	—
Common shares issued to institutional investors in private placement	1,847,826	—
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grant of restricted common shares	131,011	—
Release of restricted common shares	—	25,205
Cancellation of restricted common shares	(28,219)	—
Grant of common shares	2,810	(100)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,654
Reissuance of treasury stock	—	(9,642)
Common shares issued under dividend reinvestment plan	18,257	—
Common shares issued under compensation plan for Board of Directors	—	(10,231)
Common shares issued under employee stock purchase plan	—	(16,446)
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	3,207,698	—
Shares at December 31, 2015	18,931,200	586,686

	Common Stock	Treasury Stock
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(56,000)
Grant of common shares		(350)
Release of restricted common shares	—	17,220
Cancellation of restricted common shares	(11,820)	1,000
Exercise of stock options for common shares	—	(1,775)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	8,396
Reissuance of treasury stock	—	(12,012)
Common shares purchased under repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	19,711	—
Common shares issued under compensation plan for Board of Directors	—	(11,450)
Common shares issued under employee stock purchase plan	—	(15,727)
Shares at December 31, 2016	18,939,091	795,758
On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. No common shares were purchased in 2015. During 2016, Peoples repurchased 279,770 common shares at a cost of $5.0 million under the program.
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
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2016, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(9,761)	$(3,483)	$—	$(13,244)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(259)	—	—	(259)
Realized loss due to settlement and curtailment, net of tax	—	910	—	910
Other comprehensive income (loss), net of reclassifications and tax	12,562	(1,270)	—	11,292
Balance, December 31, 2014	$2,542	$(3,483)	$—	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(474)	—	—	(474)
Realized loss due to settlement and curtailment, net of tax	—	298	—	298
Other comprehensive income, net of reclassifications and tax	801	317	—	1,118
Balance, December 31, 2015	$2,869	$(3,228)	$—	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(604)		—	(604)
Other comprehensive (loss) income, net of reclassifications and tax	(1,684)	(93)	1,186	(1,777)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
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
Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to participate in a group Medicare supplemental plan. Peoples only pays 100% of the cost for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of the health benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2016, and a statement of the funded status as of December 31, 2016 and 2015:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Obligation at January 1	$11,965	$13,695	$126	$152
Interest cost	438	447	4	4
Plan participants’ contributions	—	—	49	65
Actuarial loss (gain)	151	(948)	(7)	(10)
Benefit payments	(427)	(148)	(69)	(85)
Settlements	—	(1,081)	—	—
Obligation at December 31	$12,127	$11,965	$103	$126
Accumulated benefit obligation at December 31	$12,127	$11,965	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$7,124	$8,259	$—	$—
Actual return on plan assets	405	(91)	—	—
Employer contributions	480	185	20	20
Plan participants’ contributions	—	—	49	65
Benefit payments	(427)	(148)	(69)	(85)
Settlements	—	(1,081)	—	—
Fair value of plan assets at December 31	$7,582	$7,124	$—	$—
Funded status at December 31	$(4,545)	$(4,841)	$(103)	$(126)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	(4,545)	(4,841)	(103)	(126)
Net amount recognized	$(4,545)	$(4,841)	$(103)	$(126)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$(1)	$(2)
Unrecognized net loss (gain)	3,368	3,275	(48)	(47)
Total	$3,368	$3,275	$(49)	$(49)
Weighted-average assumptions at year-end:
Discount rate	3.80%	3.90%	3.80%	3.90%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $97,000.

Net Periodic Benefit Cost
The following tables detail the components of the net periodic benefit cost for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Interest cost	$438	$447	$509	$4	$4	$6
Expected return on plan assets	(492)	(493)	(589)	—	—	—
Amortization of net loss (gain)	95	117	137	(6)	(5)	(8)
Settlement of benefit obligation	—	459	1,400	—	—	—
Net periodic benefit cost	$41	$530	$1,457	$(2)	$(1)	$(2)

Weighted-average assumptions:
Discount rate	3.90%	3.80%	3.70%	3.90%	3.50%	4.30%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2016, grading down to an ultimate rate of 4% in 2064. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
No settlement charges were recorded during 2016, compared to $0.5 million in 2015 and $1.4 million in 2014.
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
Plan Assets
Peoples' investment strategy, as established by Peoples' Retirement Plan Committee, is to invest assets of the pension plan based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 20-40% in debt securities and 0-15% of other investments. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2016
Equity securities:
Mutual funds - equity	$5,241	$5,241	$—
Debt securities:
Mutual funds - taxable income	2,107	2,107	—
Total fair value of pension assets	$7,348	$7,348	$—
2015
Equity securities:
Mutual funds - equity	$4,908	$4,908	$—
Debt securities:
Mutual funds - taxable income	1,863	1,863	—
Total fair value of pension assets	$6,771	$6,771	$—
Pension plan assets also included cash and cash equivalents of $221,000 and accrued income of $12,000 at December 31, 2016. Cash and cash equivalents were $352,000 and accrued income was $1,000 at December 31, 2015. For further information regarding levels of input used to measure fair value, refer to Note 2.
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2016 or 2015.
Cash Flows
Peoples expects to make between $315,000 to $340,000 of contributions to its pension plan in 2017; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2017	$1,001	$12
2018	897	12
2019	935	12
2020	1,000	11
2021	1,067	10
2022 to 2026	3,325	41
Total	$8,225	$98
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $1,549,000, $1,454,000 and $1,048,000 in 2016, 2015 and 2014, respectively.

Note 12.   Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$15,785	35.0%	$5,051	34.1%	$8,462	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(1,170)	(2.6)%	(1,109)	(7.5)%	(726)	(3.0)%
Investments in tax credit funds	(164)	(0.4)%	(123)	(0.8)%	(481)	(2.0)%
Bank owned life insurance	(495)	(1.1)%	(204)	(1.4)%	(37)	—%
Other, net	169	0.4%	260	1.8%	276	1.0%
Income tax expense	$14,125	31.3%	$3,875	26.2%	$7,494	31.0%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Current income tax expense	$16,587	$5,457	$3,659
Deferred income tax (benefit) expense	(2,462)	(1,582)	3,835
Income tax expense	$14,125	$3,875	$7,494
The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$12,578	$12,144
Accrued employee benefits	3,826	3,763
Investments	2,884	2,447
Bank premises and equipment	349	1,060
Other	1,190	2,183
Gross deferred tax assets	$20,827	$21,597
Valuation allowance	1,341	605
Total deferred tax assets	$19,486	$20,992
Deferred tax liabilities:
Purchase accounting adjustments	$10,845	$11,342
Deferred loan income	3,181	2,260
Available-for-sale securities	312	1,544
Other	1,305	664
Total deferred tax liabilities	$15,643	$15,810
Net deferred tax asset	$3,843	$5,182
The tax loss carryforward related to the NB&T acquisition at December 31, 2015 will be recognized in accordance with 26 U.S. Code §382 limitation of net operating loss carry forward guidance. As of December 31, 2016, Peoples had a net operating loss carryforward of approximately $3.1 million for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2035.
The $1.3 million valuation allowance was related to a partnership investment and was recorded for deferred tax assets at December 31, 2016, as it was and remains more likely than not that the $3.8 million of gross deferred tax assets may not be realized in future periods.
The federal income tax expense on securities transactions approximated $326,000 in 2016, $255,000 in 2015 and $139,000 in 2014.

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

(Dollars in thousands)	2016	2015
Uncertain tax positions, beginning of year	$417	$240
Gross increase based on tax positions related to current year	113	182
Gross increase for tax position taken during prior years	45	—
Gross decrease for tax positions taken during prior years	—	(2)
Gross decrease due to the statute of limitations	(53)	(3)
Uncertain tax positions, end of year	$522	$417
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015. The years open to examination by state taxing authorities vary by jurisdiction.
Note 13.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2016	2015	2014
Distributed earnings allocated to common shareholders	$11,532	$10,426	$7,095
Undistributed earnings allocated to common shareholders	19,483	404	9,472
Net earnings allocated to common shareholders	$31,015	$10,830	$16,567

Weighted-average common shares outstanding	18,013,693	17,555,140	12,183,352
Effect of potentially dilutive common shares	141,770	132,655	122,872
Total weighted-average diluted common shares outstanding	18,155,463	17,687,795	12,306,224

Earnings per common share:
Basic	$1.72	$0.62	$1.36
Diluted	$1.71	$0.61	$1.35

Anti-dilutive common shares excluded from calculation:
Stock options and stock appreciation rights	20,769	46,109	55,184

Note 14.   Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
The fair value of Peoples' derivative financial instruments was $5.0 million in an asset position and $3.2 million in a liability position at December 31, 2016, and the fair value of Peoples' derivative financial instruments was $3.1 million in an asset position and $3.1 million in a liability position at December 31, 2015.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, during 2016, Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2016, Peoples had five interest rate swaps with a notional value of $40 million associated with Peoples' cash outflows for various FHLB advances.
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
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 25 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into five interest rate swap contracts whereby Peoples will pay a fixed rate of interest for up to seven years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The floating rate component to be received is intended to offset the rate on the rolling three-month FHLB advances that will be used to fund the transaction.
Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the year ended December 31, 2016, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no amount of interest expense will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $1.8 million for the year ended December 31, 2016. Additionally, Peoples had no reclassifications to earnings for the year ended December 31, 2016.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides a customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $247.3 million and fair value of $3.2 million of equally offsetting assets and liabilities at December 31, 2016 and a notional value of $144.4 million and fair value of $3.1 million of equally offsetting assets and liabilities at December 31, 2015. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2016	2015
Home equity lines of credit	$85,024	$84,148
Unadvanced construction loans	119,075	77,479
Other loan commitments	269,669	233,689
Loan commitments	473,768	395,316
Standby letters of credit	$25,651	$22,970
Note 15.   Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of deposit liabilities. Average required reserve balances were approximately $17.0 million and $16.3 million in 2016 and 2015, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2016, Peoples Bank had approximately $10.5 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2016, required Peoples and Peoples Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2016.
As of December 31, 2016, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.
Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2016		2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (1)
Actual	$306,506	12.9%	$288,416	13.4%
For capital adequacy	106,801	4.5%	97,142	4.5%
To be well capitalized	154,268	6.5%	140,316	6.5%
Tier 1 (2)
Actual	$313,430	13.2%	$295,151	13.7%
For capital adequacy	142,402	6.0%	129,523	6.0%
To be well capitalized	189,869	8.0%	172,697	8.0%
Total Capital (3)
Actual	$334,957	14.1%	$313,974	14.5%
For capital adequacy	189,869	8.0%	172,697	8.0%
To be well capitalized	237,336	10.0%	215,871	10.0%
Tier 1 Leverage (4)
Actual	$313,430	9.7%	$295,151	9.5%
For capital adequacy	129,803	4.0%	123,973	4.0%
To be well capitalized	162,254	5.0%	154,967	5.0%
Net Risk-Weighted Assets	$2,373,359		$2,158,713

PEOPLES BANK
Common Equity Tier 1 (1)
Actual	$271,319	11.5%	$257,045	11.9%
For capital adequacy	106,474	4.5%	96,974	4.5%
To be well capitalized	153,795	6.5%	140,074	6.5%
Tier 1 (2)
Actual	$291,319	12.3%	$277,045	12.9%
For capital adequacy	141,965	6.0%	129,299	6.0%
To be well capitalized	189,287	8.0%	172,399	8.0%
Total Capital (3)
Actual	$309,749	13.1%	$293,823	13.6%
For capital adequacy	189,287	8.0%	172,399	8.0%
To be well capitalized	236,608	10.0%	215,499	10.0%
Tier 1 Leverage (4)
Actual	$291,319	9.0%	$277,045	9.0%
For capital adequacy	129,633	4.0%	123,742	4.0%
To be well capitalized	162,041	5.0%	154,677	5.0%
Net Risk-Weighted Assets	$2,366,082		$2,154,985
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
The following summarizes the changes to Peoples' outstanding stock options for the year ended December 31, 2016:

	Number of Common Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	20,310	$28.83
Expired	20,310	28.84
Outstanding at December 31	—	$—	—	$—
Exercisable at December 31	—	$—	—	$—
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008.
The following summarizes the changes to Peoples' outstanding SARs for the year ended December 31, 2016:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	17,748	$25.86
Exercised	9,902	25.03
Forfeited	5,508	26.72
Outstanding at December 31	2,338	$27.37	0.5 years	$11.905
Exercisable at December 31	2,338	$27.37	0.5 years	$11.905

The following table summarizes Peoples’ SARs outstanding at December 31, 2016:

Exercise Price	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.77	803	1.1 years
$29.25	1,535	0.1 years
Total	2,338	0.5 years
Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after periods ranging from one to three years. In 2016, Peoples granted an aggregate of 35,500 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. In addition, Peoples granted restricted common shares during 2016 to attract and/or retain key employees with vesting periods ranging from one to three years.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2016:

	Time Vesting		Performance Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	30,734	$21.76	158,763	$22.86
Awarded	20,500	21.88	35,500	17.86
Released	8,918	21.63	41,028	21.74
Forfeited	2,000	21.92	10,820	22.72
Outstanding at December 31	40,316	$21.85	142,415	$21.95

The total intrinsic value of restricted common shares released was $1.0 million, $2.0 million and $1.6 million in 2016, 2015 and 2014, respectively.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized at December 31:

(Dollars in thousands)	2016	2015	2014
Total stock-based compensation	$1,332	$1,843	$2,111
Recognized tax benefit	(466)	(645)	(739)
Net expense recognized	$866	$1,198	$1,372
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2016, 2015 and 2014. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $1.5 million at December 31, 2016, which will be recognized over a weighted-average period of 1.6 years. In 2014, the Board of Directors granted 12,030 unrestricted common shares to certain employees that did not already participate in the 2006 Equity Plan, which resulted in an additional $298,000 of stock-based compensation expense being recognized.

Note 17. Acquisitions

On January 6, 2016, Peoples Bank acquired a small financial advisory book of business in Marietta, Ohio for cash consideration of $0.5 million. This acquisition was accounted for as a business combination under the acquisition method of accounting under US GAAP, and did not materially impact Peoples' financial position, results of operations or cash flows.
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company with annual net revenue of $0.4 million. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.
Note 18.   Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2016	2015
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	7,988	4,437
Due from subsidiary bank	3,255	3,875
Available-for-sale investment securities, at fair value (amortized cost of $1,255 at December 31, 2016 and December 31, 2015)	8,109	5,813
Investments in subsidiaries:
Bank	395,468	385,258
Non-bank	28,730	29,155
Other assets	1,649	1,070
Total assets	$445,249	$429,658
Liabilities:
Accrued expenses and other liabilities	$2,589	$3,030
Dividends payable	165	103
Mandatorily redeemable capital securities of subsidiary trust	7,234	6,736
Total liabilities	9,988	9,869
Total stockholders' equity	435,261	419,789
Total liabilities and stockholders' equity	$445,249	$429,658

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income:
Dividends from subsidiary bank	$20,500	$17,500	$21,000
Dividends from non-bank subsidiary	1,250	2,000	500
Interest and other income	209	206	205
Total income	21,959	19,706	21,705
Expenses:
Trust preferred securities expense	397	304	—
Intercompany management fees	1,131	3,171	1,546
Other expense	3,154	5,653	4,578
Total expenses	4,682	9,128	6,124
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	17,277	10,578	15,581
Applicable income tax benefit	(1,718)	(3,139)	(2,102)
Equity in (excess dividends from) undistributed earnings of subsidiaries	12,162	(2,776)	(999)
Net income	$31,157	$10,941	$16,684

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating activities
Net income	$31,157	$10,941	$16,684
Adjustment to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	190	165	—
(Equity in) excess dividends from undistributed earnings of subsidiaries	(12,162)	2,776	999
Other, net	355	(1,903)	1,825
Net cash provided by operating activities	19,540	11,979	19,508
Investing activities
Investment in subsidiaries	(22,769)	(104,584)	(65,822)
Decrease (increase) in receivable from subsidiary	23,389	(2,860)	(187)
Business combinations, net of cash received	—	83,391	54,386
Net cash provided by (used in) investing activities	620	(24,053)	(11,623)
Financing activities
Payments on long-term borrowings	—	(14,400)	(4,800)
Purchase of treasury stock	(5,480)	(741)	(520)
Proceeds from issuance of common stock	18	—	40,242
Cash dividends paid	(11,173)	(10,065)	(6,767)
Excess tax benefit for share-based payments	26	51	85
Net cash (used in) provided by financing activities	(16,609)	(25,155)	28,240
Net increase (decrease) in cash and cash equivalents	3,551	(37,229)	36,125
Cash and cash equivalents at the beginning of year	4,487	41,716	5,591
Cash and cash equivalents at the end of year	$8,038	$4,487	$41,716
Supplemental cash flow information:
Interest paid	$433	$594	$672

Note 19.   Summarized Quarterly Information (Unaudited)

	2016
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$28,443	$28,921	$28,730	$29,350
Total interest expense	2,676	2,613	2,607	2,683
Net interest income	25,767	26,308	26,123	26,667
Provision for loan losses	955	727	1,146	711
Net loss on asset disposals and other transactions	(31)	(769)	(224)	(109)
Net gain (loss) on investment securities	96	767	(1)	68
Other income	13,054	12,367	13,538	12,111
Amortization of other intangible assets	1,008	1,007	1,008	1,007
System conversion expenses	—	90	423	746
Other expenses	25,274	25,408	25,411	25,529
Income tax expense	3,654	3,479	3,656	3,336
Net income	$7,995	$7,962	$7,792	$7,408
Earnings per common share - Basic	$0.44	$0.44	$0.43	$0.41
Earnings per common share - Diluted	$0.44	$0.44	$0.43	$0.41
Weighted-average common shares outstanding - Basic	18,071,746	17,980,797	17,993,443	18,009,056
Weighted-average common shares outstanding - Diluted	18,194,990	18,113,812	18,110,710	18,172,030

	2015 (a)
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$24,159	$27,566	$28,178	$28,430
Total interest expense	2,740	2,773	2,642	2,566
Net interest income	21,419	24,793	25,536	25,864
Provision for loan losses	350	672	5,837	7,238
Net loss on asset disposals and other transactions	(1,103)	(136)	(51)	(498)
Net gain on investment securities	600	11	62	56
Other income	11,508	11,926	11,906	12,101
Amortization of other intangible assets	673	1,144	1,127	1,133
Acquisition-related expenses	9,043	732	109	838
Other expenses	23,198	26,902	24,876	25,306
Income tax (benefit) expense	(151)	2,231	1,370	425
Net (loss) income	$(689)	$4,913	$4,134	$2,583
(Loss) earnings per common share - Basic	$(0.04)	$0.27	$0.23	$0.14
(Loss) earnings per common share - Diluted	$(0.04)	$0.27	$0.22	$0.14
Weighted-average common shares outstanding - Basic	15,802,334	18,116,090	18,127,131	18,142,997
Weighted-average common shares outstanding - Diluted	15,930,235	18,253,918	18,271,979	18,278,272

(a)	Reflects the impact of the acquisition of NB&T beginning March 6, 2015.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 27, 2017 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2016 Annual Meeting of Shareholders held on April 28, 2016.
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
The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Governance and Nominating Committee and the Risk Committee.
In accordance with the requirements of Rule 5610 of the NASDAQ Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer, the principal accounting officer and the controller of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Investor Relations" page and the "Corporate Governance” page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the “Governance Documents” tab on the “Investor Relations” page and the “Corporate Governance” page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2016”, “GRANTS OF PLAN-BASED AWARDS FOR 2016”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016”, “OPTION EXERCISES AND STOCK VESTED FOR 2016”, “PENSION BENEFITS FOR 2016”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2016”, “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2016, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Plan”);

(ii)	the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Directors' Deferred Compensation Plan”); and

(iii)	the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	313,394	(1)	$27.37	(2)	509,594	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	313,394		$27.37		509,594

(1)
Includes an aggregate of 16,661 common shares issuable upon exercise of options and stock appreciation rights granted under the 2006 Plan and 241,369 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Plan, and 55,364 common shares allocated to participants' bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.

(3)
Includes 241,767 common shares remaining available for future grants under the 2006 Plan at December 31, 2016, as well as 267,827 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.

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
The following auditor's reports and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by Item 8 and set forth immediately following "ITEM 9B. OTHER INFORMATION" of the Form 10-K:

(a)(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 132.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits
Exhibits filed or furnished with this Annual Report on Form 10-K are included herewith or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 132.

(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 27, 2017	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/27/2017
Charles W. Sulerzyski

/s/ JOHN C. ROGERS		Executive Vice President, Chief Financial Officer	2/27/2017
John C. Rogers		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/27/2017
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	2/27/2017
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	2/27/2017
George W. Broughton

/s/ DAVID F. DIERKER*		Director	2/27/2017
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	2/27/2017
James S. Huggins

/s/ BROOKE W. JAMES*		Director	2/27/2017
Brooke W. James

/s/ BRENDA F. JONES, M.D.*		Director	2/27/2017
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*		Chairman of the Board and Director	2/27/2017
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/27/2017
Susan D. Rector

/s/ TERRY T. SWEET*		Director	2/27/2017
Terry T. Sweet

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 27th day of February, 2017.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of Peoples' Registration Statement on Form S-4 (Registration No. 333-199152)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

4.2(a)
Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037
Incorporated herein by reference to Exhibit 4.1(a) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)
First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.
Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

4.3(a)
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
Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.3(c)
Notice of Removal of Administrator and Appointment of Replacement, dated February 24, 2016, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 4.9 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 0-16772) ("Peoples' 2015 Form 10-K")

4.4
Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Guarantor"
Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples' 2015 Form 10-K
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

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

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to Peoples' Annual Report of Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.8	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.9	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by shareholders on April 25, 2013; sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan")*	Incorporated herein by reference to Exhibit 10.1 Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772) ("Peoples' June 30, 2013 Form 10-Q")

10.10	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.11	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.2 to Peoples' June 30, 2013 Form 10-Q

10.12	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2013 Form 10-Q

10.13
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. *
Incorporated herein by reference to Exhibit 10.8 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 0-16772)

10.14
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement for executives used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. (from January 1, 2012 to July 24, 2013)*
Incorporated herein by reference to Exhibit 10.41 to Peoples’ 2011 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.15
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for executive officers used to evidence awards of time-based restricted stock granted to executive officers of Peoples Bancorp Inc. (from January 1, 2012 to June 26, 2013)*
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.16
Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after July 25, 2013*
Incorporated herein by reference to Exhibit 10.5 to Peoples' June 30, 2013 Form 10-Q

10.17	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)*	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.18	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.19	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722)

10.20	Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.21	Change in Control Agreement between Peoples Bancorp Inc. and John C. Rogers (adopted November 30, 2015)*	Incorporated herein by reference to Exhibit 10.35 to Peoples' 2015 Form 10-K

10.22	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.23
Form of Purchase Agreement, made as of August 4, 2014, between Peoples Bancorp Inc. and each institutional investor purchasing common shares of Peoples Bancorp Inc. in the private placement that closed on August 7, 2014
Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on August 4, 2014 (File No. 0-16772)

10.24
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used to evidence awards of performance units granted to executive officers of Peoples Bancorp Inc. on and after March 26, 2015*
Incorporated herein by reference to Exhibit 10.2 to Peoples' March 31, 2015 Form 10-Q

10.25	Change in Control Agreement between Peoples Bancorp Inc. and Robyn Stevens (adopted June 17, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 0-16772)

10.26	Form of Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 0-16772) ("Peoples' March 31, 2016 Form 10-Q")

10.27	Credit Agreement, dated as of March 4, 2016, between Peoples Bancorp Inc., as Borrower, and Raymond James Bank, N.A., as Lender	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on March 8, 2016 (File No. 0-16772) ("Peoples' March 8, 2016 Form 8-K")

10.28	Revolving Note issued by Peoples Bancorp Inc. on March 4, 2016 to Raymond James Bank, N.A., in the maximum aggregate principal amount of $15,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' March 8, 2016 Form 8-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014 and (vi) Notes to the Consolidated Financial Statements.