Form 10-Q
period 2017-03-31
PEOPLES BANCORP INC
filed 2017-04-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,270,693 common shares, without par value, at April 26, 2017.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
(Dollars in thousands)
Assets
Cash and due from banks	$56,376	$58,129
Interest-bearing deposits in other banks	7,939	8,017
Total cash and cash equivalents	64,315	66,146
Available-for-sale investment securities, at fair value (amortized cost of $782,947 at March 31, 2017 and $777,017 at December 31, 2016)	786,961	777,940
Held-to-maturity investment securities, at amortized cost (fair value of $44,146 at March 31, 2017 and $43,227 at December 31, 2016)	44,022	43,144
Other investment securities, at cost	38,371	38,371
Total investment securities	869,354	859,455
Loans, net of deferred fees and costs	2,249,502	2,224,936
Allowance for loan losses	(18,468)	(18,429)
Net loans	2,231,034	2,206,507
Loans held for sale	1,842	4,022
Bank premises and equipment, net	53,258	53,616
Bank owned life insurance	60,719	60,225
Goodwill	132,631	132,631
Other intangible assets	12,874	13,387
Other assets	33,249	36,359
Total assets	$3,459,276	$3,432,348
Liabilities
Deposits:
Non-interest-bearing	$785,047	$734,421
Interest-bearing	1,917,118	1,775,301
Total deposits	2,702,165	2,509,722
Short-term borrowings	105,752	305,607
Long-term borrowings	174,506	145,155
Accrued expenses and other liabilities	33,844	36,603
Total liabilities	3,016,267	2,997,087
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,941,282 shares issued at March 31, 2017 and 18,939,091 shares issued at December 31, 2016, including shares in treasury	343,597	344,404
Retained earnings	115,469	110,294
Accumulated other comprehensive income (loss), net of deferred income taxes	392	(1,554)
Treasury stock, at cost, 729,218 shares at March 31, 2017 and 795,758 shares at December 31, 2016	(16,449)	(17,883)
Total stockholders’ equity	443,009	435,261
Total liabilities and stockholders’ equity	$3,459,276	$3,432,348

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest income:
Interest and fees on loans	$24,299	$22,966
Interest and dividends on taxable investment securities	4,709	4,681
Interest on tax-exempt investment securities	794	780
Other interest income	15	16
Total interest income	29,817	28,443
Interest expense:
Interest on deposits	1,487	1,601
Interest on short-term borrowings	251	87
Interest on long-term borrowings	1,134	988
Total interest expense	2,872	2,676
Net interest income	26,945	25,767
Provision for loan losses	624	955
Net interest income after provision for loan losses	26,321	24,812
Non-interest income:
Insurance income	4,102	4,498
Trust and investment income	2,682	2,382
Electronic banking income	2,561	2,535
Deposit account service charges	2,429	2,603
Bank owned life insurance income	493	167
Mortgage banking income	387	160
Net gain on investment securities	340	96
Commercial loan swap fee income	268	164
Net loss on asset disposals and other transactions	(3)	(31)
Other non-interest income	412	545
Total non-interest income	13,671	13,119
Non-interest expenses:
Salaries and employee benefit costs	15,496	14,325
Net occupancy and equipment expense	2,713	2,806
Professional fees	1,610	1,459
Electronic banking expense	1,514	1,433
Data processing and software expense	1,142	749
Amortization of other intangible assets	863	1,008
Franchise tax expense	583	538
FDIC insurance expense	433	617
Communication expense	410	628
Marketing expense	280	398
Foreclosed real estate and other loan expenses	196	251
Other non-interest expense	2,091	2,070
Total non-interest expenses	27,331	26,282
Income before income taxes	12,661	11,649
Income tax expense	3,852	3,654
Net income	$8,809	$7,995
Earnings per common share - basic	$0.49	$0.44
Earnings per common share - diluted	$0.48	$0.44
Weighted-average number of common shares outstanding - basic	18,029,991	18,071,746
Weighted-average number of common shares outstanding - diluted	18,192,957	18,194,990
Cash dividends declared	$3,634	$2,748
Cash dividends declared per common share	$0.20	$0.15

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net income	$8,809	$7,995
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	3,412	12,329
Related tax expense	(1,194)	(4,316)
Less: reclassification adjustment for gain included in net income	340	96
Related tax expense	(119)	(34)
Net effect on other comprehensive income	1,997	7,951
Defined benefit plans:
Net gain arising during the period	1	—
Related tax expense	—	—
Amortization of unrecognized loss and service cost on benefit plans	23	—
Related tax expense	(8)	—
Net effect on other comprehensive income	16	—
Cash flow hedges:
Net loss arising during the period	(103)	—
Related tax benefit	36	—
Net effect on other comprehensive loss	(67)	—
Total other comprehensive income, net of tax expense	1,946	7,951
Total comprehensive income	$10,755	$15,946
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
Net income	—	8,809	—	—	8,809
Other comprehensive income, net of tax	—	—	1,946	—	1,946
Cash dividends declared	—	(3,634)	—	—	(3,634)
Exercise of stock options	(6)	—	—	6	—
Reissuance of treasury stock for common awards	(1,559)	—	—	1,559	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	1	1
Repurchase of common shares in connection with employee incentive plan and for Boards of Directors compensation plan	—	—	—	(288)	(288)
Common shares issued under dividend reinvestment plan	128	—	—	—	128
Common shares issued under compensation plan for Boards of Directors	37	—	—	91	128
Common shares issued under employee stock purchase plan	25	—	—	65	90
Stock-based compensation expense	568	—	—	—	568
Balance, March 31, 2017	$343,597	$115,469	$392	$(16,449)	$443,009

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$13,386	$16,826
Investing activities:
Available-for-sale investment securities:
Purchases	(41,088)	(35,810)
Proceeds from sales	555	981
Proceeds from principal payments, calls and prepayments	32,064	26,627
Held-to-maturity investment securities:
Purchases	(1,310)	—
Proceeds from principal payments	336	750
Net increase in loans	(23,528)	(31,933)
Net expenditures for bank premises and equipment	(490)	(2,660)
(Increase in) proceeds from sales of other real estate owned	(16)	141
Business acquisitions, net of cash received	(450)	(244)
Return of investment in limited partnership and tax credit funds	634	12
Net cash used in investing activities	(33,293)	(42,136)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	50,626	(1,737)
Net increase in interest-bearing deposits	141,809	52,905
Net decrease in short-term borrowings	(199,855)	(25,318)
Proceeds from long-term borrowings	30,000	—
Payments on long-term borrowings	(701)	(460)
Cash dividends paid	(3,518)	(2,645)
Purchase of treasury stock under share repurchase program	—	(4,965)
Repurchase of common shares in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(288)	(292)
Proceeds from issuance of common shares	3	6
Excess tax expense from share-based payment awards	—	(3)
Net cash provided by financing activities	18,076	17,491
Net decrease in cash and cash equivalents	(1,831)	(7,819)
Cash and cash equivalents at beginning of period	66,146	71,115
Cash and cash equivalents at end of period	$64,315	$63,296

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2016 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2017 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2016, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2016 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples’ insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs, for the most part, during the first quarter of each year. For the three months ended March 31, 2017 and 2016, the amount of performance-based insurance commissions recognized totaled $1.3 million and $1.6 million, respectively.
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
March, Accounting Standards Update ("ASU") 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required and it is not expected to have a material impact on Peoples' results of operations.
March, ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments will improve the consistency, transparency, and usefulness of financial information and will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required and it will have no impact on Peoples' results of operations as the accrual for pension plan benefits for all participants was frozen as of March 1, 2011.
March, ASU 2017-06 - Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). This ASU is to provide clarity to preparers and auditors and relates primarily to the reporting of an employee benefit plan's interest in a master trust. The amendments in the ASU clarify presentation requirements for an employee benefit plan's interest in a master trust and require more detailed disclosures of the employee benefit plan's interest in the master trust and will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective

January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and and it is not expected to have a material impact on Peoples' results of operations.
January, ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' results of operations.
January, ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consideration. In a separate ASU (Phase 2 of the project) that is expected to be issued shortly after this ASU, the FASB provides clarifying guidance for partial sales or transfers of assets within the scope of Subtopic 610-20 and the corresponding accounting for retained interest, and this will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' results of operations.
May, ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). There are many aspects of this new accounting guidance that are still being interpreted and the FASB has issued updates to certain aspects of the guidance to address implementation issues. The FASB issued updates in March, April, May and December of 2016 clarifying several areas of the guidance. These clarifications included:
•Principal versus agent considerations,
•Collectibility, sales tax and non-cash consideration, practical expedients for contract modifications and completed contracts,
•Identification of performance obligations, and
•Licensing implementation guidance.
This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples will adopt this new accounting guidance in 2018, as required, and anticipates implementing the new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. Peoples is currently evaluating revenue streams and contracts to determine the impact of the new accounting guidance. Based on Peoples’ evaluation to date, it does not expect the adoption of this accounting guidance to have a significant impact on Peoples’ financial condition or quarterly or annual results of operations; however, the review is ongoing. Peoples will continue to evaluate the impact of this accounting guidance, including any additional guidance issued, during the completion of this internal assessment.
June, ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, Peoples will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected.
    The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current US GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, Peoples expects that the adoption of the CECL model will materially affect how the allowance for loan losses is determined and could require significant increases to the allowance for loan losses. Moreover, the CECL model may create more volatility in the level of Peoples' allowance for loan losses. If required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect Peoples' business, financial condition and results of operations.
The new CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples is currently evaluating the impact that the CECL model will have on Peoples' financial statements and expects to recognize a one-time cumulative-effect adjustment to the provision as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Peoples has not yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on Peoples' financial condition or results of operations.
March, ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment in this ASU requires all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Peoples adopted this pronouncement as of January 1, 2017, and will continue using an estimated forfeiture rate. In the first quarter of 2017, Peoples recorded a tax benefit of $104,000 associated with the adoption of this amendment for the tax benefit of awards that settled or vested in the quarter.
January, 2016 ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment in this ASU is intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The amendment requires equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any), from observable price changes in orderly transactions for similar investments of the same issuer. The ASU is effective for fiscal years beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements which may result in an impact to the income statement on a quarterly and annual basis, as market rates fluctuate. Peoples will adopt this accounting guidance as required.
Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis were comprised of the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
March 31, 2017
Obligations of:
States and political subdivisions	$114,712	$—	$114,712	$—
Residential mortgage-backed securities	640,299	—	640,299	—
Commercial mortgage-backed securities	16,424	—	16,424	—
Bank-issued trust preferred securities	4,964	—	4,964	—
Equity securities	10,562	10,339	223	—
Total available-for-sale securities	$786,961	$10,339	$776,622	$—
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	117,230	—	117,230	—
Residential mortgage-backed securities	626,567	—	626,567	—
Commercial mortgage-backed securities	19,291	—	19,291	—
Bank-issued trust preferred securities	4,899	—	4,899	—
Equity securities	8,953	8,734	219	—
Total available-for-sale securities	$777,940	$8,734	$769,206	$—

Held-to-maturity securities reported at fair value were comprised of the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Obligations of:
States and political subdivisions	$4,049	$—	$4,049	$—
Residential mortgage-backed securities	34,754	—	34,754	—
Commercial mortgage-backed securities	5,343	—	5,343	—
Total held-to-maturity securities	$44,146	$—	$44,146	$—
December 31, 2016
Obligations of:
States and political subdivisions	$4,041	$—	$4,041	$—
Residential mortgage-backed securities	33,762	—	33,762	—
Commercial mortgage-backed securities	5,424	—	5,424	—
Total held-to-maturity securities	$43,227	$—	$43,227	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2017, impaired loans with an aggregate outstanding principal balance of $37.0 million were measured and reported at a fair value of $30.8 million.  For the three months ended March 31, 2017, Peoples recognized $163,000 of gains on impaired loans, through the allowance for loan losses, due to several loans paying off during the first quarter 2017.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,315	$64,315	$66,146	$66,146
Investment securities	869,354	869,478	859,455	859,538
Loans (1)	2,232,876	2,183,426	2,210,529	2,152,544
Financial liabilities:
Deposits	$2,702,165	$2,704,590	$2,509,722	$2,512,647
Short-term borrowings	105,752	105,745	305,607	305,607
Long-term borrowings	174,506	174,207	145,155	145,106
Cash flow hedges (2)	1,646	1,646	1,779	1,779
(1) Includes loans held for sale
(2) For additional information, see Note 9. Financial Instruments with Off-Balance Sheet Risk
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of:
States and political subdivisions	$112,774	$2,121	$(183)	$114,712
Residential mortgage-backed securities	646,503	3,840	(10,044)	640,299
Commercial mortgage-backed securities	16,511	33	(120)	16,424
Bank-issued trust preferred securities	5,176	87	(299)	4,964
Equity securities	1,983	8,645	(66)	10,562
Total available-for-sale securities	$782,947	$14,726	$(10,712)	$786,961
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,000
States and political subdivisions	115,657	1,836	(263)	117,230
Residential mortgage-backed securities	633,802	3,758	(10,993)	626,567
Commercial mortgage-backed securities	19,337	41	(87)	19,291
Bank-issued trust preferred securities	5,169	91	(361)	4,899
Equity securities	2,052	6,969	(68)	8,953
Total available-for-sale securities	$777,017	$12,695	$(11,772)	$777,940
Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both March 31, 2017 and December 31, 2016.  At March 31, 2017, there were no securities of a single issuer that exceeded 10% of stockholders' equity.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Gross gains realized	$340	$96
Gross losses realized	—	—
Net gain realized	$340	$96
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2017
Obligations of:
States and political subdivisions	$9,795	$183	11	$—	$—	—	$9,795	$183
Residential mortgage-backed securities	434,098	$7,728	110	42,922	$2,316	23	477,020	10,044
Commercial mortgage-backed securities	13,158	120	5	—	—	—	13,158	120
Bank-issued trust preferred securities	—	—	—	2,699	299	3	2,699	299
Equity securities	252	1	1	112	65	1	364	66
Total	$457,303	$8,032	127	$45,733	$2,680	27	$503,036	$10,712
December 31, 2016
Obligations of:
States and political subdivisions	$23,501	$263	28	$—	$—	—	$23,501	$263
Residential mortgage-backed securities	427,088	8,495	108	46,631	2,498	22	473,719	10,993
Commercial mortgage-backed securities	7,770	87	4	—	—	—	7,770	87
Bank-issued trust preferred securities	—	—	—	2,637	361	3	2,637	361
Equity securities	263	3	1	110	65	1	373	68
Total	$458,622	$8,848	141	$49,378	$2,924	26	$508,000	$11,772
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At March 31, 2017, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2017 and December 31, 2016 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2017, approximately 97% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 3%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the four positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.4 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.

Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2017 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$675	$14,635	$29,497	$67,967	$112,774
Residential mortgage-backed securities	14	18,719	38,758	589,012	646,503
Commercial mortgage-backed securities	—	3,235	11,613	1,663	16,511
Bank-issued trust preferred securities	—	—	2,178	2,998	5,176
Equity securities					1,983
Total available-for-sale securities	$689	$36,589	$82,046	$661,640	$782,947
Fair value
Obligations of:
States and political subdivisions	$681	$14,783	$30,015	$69,233	$114,712
Residential mortgage-backed securities	14	18,493	38,858	582,934	640,299
Commercial mortgage-backed securities	—	3,269	11,507	1,648	16,424
Bank-issued trust preferred securities	—	—	2,266	2,698	4,964
Equity securities					10,562
Total available-for-sale securities	$695	$36,545	$82,646	$656,513	$786,961
Total weighted-average yield	5.37%	2.83%	3.06%	2.64%	2.71%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of:
States and political subdivisions	$3,818	$231	$—	$4,049
Residential mortgage-backed securities	34,812	446	(504)	34,754
Commercial mortgage-backed securities	5,392	—	(49)	5,343
Total held-to-maturity securities	$44,022	$677	$(553)	$44,146
December 31, 2016
Obligations of:
States and political subdivisions	$3,820	$221	$—	$4,041
Residential mortgage-backed securities	33,858	432	(528)	33,762
Commercial mortgage-backed securities	5,466	—	(42)	5,424
Total held-to-maturity securities	$43,144	$653	$(570)	$43,227
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2017 and 2016.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2017
Residential mortgage-backed securities	$12,878	$449	3	$951	$55	1	$13,829	$504
Commercial mortgage-backed securities	5,343	49	1	—	—	—	5,343	49
Total	$18,221	$498	4	$951	$55	1	$19,172	$553
December 31, 2016
Residential mortgage-backed securities	$12,139	$476	3	$963	$52	1	$13,102	$528
Commercial mortgage-backed securities	5,424	42	1	—	—	—	5,424	42
Total	$17,563	$518	4	$963	$52	1	$18,526	$570
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$317	$2,979	$522	$3,818
Residential mortgage-backed securities	—	—	5,912	28,900	34,812
Commercial mortgage-backed securities	—	—	—	5,392	5,392
Total held-to-maturity securities	$—	$317	$8,891	$34,814	$44,022
Fair value
Obligations of:
States and political subdivisions	$—	$322	$3,174	$553	$4,049
Residential mortgage-backed securities	—	—	5,943	28,811	34,754
Commercial mortgage-backed securities	—	—	—	5,343	5,343
Total held-to-maturity securities	$—	$322	$9,117	$34,707	$44,146
Total weighted-average yield	—%	3.14%	2.33%	2.93%	2.81%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $565.3 million and $517.9 million at March 31, 2017 and December 31, 2016, respectively, and held-to-maturity investment securities with carrying values of $19.8 million and $20.0 million at March 31, 2017 and December 31, 2016, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $8.8 million and $9.2 million at March 31, 2017 and December 31, 2016, respectively, and held-to-maturity securities with carrying values of $21.9 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$93,886	$84,626
Commercial real estate, other	535,474	531,557
Commercial real estate	629,360	616,183
Commercial and industrial	384,548	378,131
Residential real estate	308,153	307,490
Home equity lines of credit	85,512	85,617
Consumer, indirect	283,106	252,024
Consumer, other	66,283	67,579
Consumer	349,389	319,603
Deposit account overdrafts	721	1,080
Total originated loans	$1,757,683	$1,708,104
Acquired loans:
Commercial real estate, construction	$9,431	$10,100
Commercial real estate, other	194,581	204,466
Commercial real estate	204,012	214,566
Commercial and industrial	44,189	44,208
Residential real estate	216,059	228,435
Home equity lines of credit	24,516	25,875
Consumer, indirect	656	808
Consumer, other	2,387	2,940
Consumer	3,043	3,748
Total acquired loans	$491,819	$516,832
Loans, net of deferred fees and costs	$2,249,502	$2,224,936
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial real estate, other	$9,949	$11,476
Commercial and industrial	1,506	1,573
Residential real estate	21,945	23,306
Consumer	59	76
Total outstanding balance	$33,459	$36,431
Net carrying amount	$23,955	$26,524

Changes in the accretable yield for purchased credit impaired loans for the three months ended March 31, 2017 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2016	$7,132
Accretion	(461)
Balance, March 31, 2017	$6,671
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
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $503.2 million and $542.5 million at March 31, 2017 and December 31, 2016, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $140.3 million and $152.0 million at March 31, 2017 and December 31, 2016, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$819	$826	$—	$—
Commercial real estate, other	8,137	9,934	—	—
Commercial real estate	8,956	10,760	—	—
Commercial and industrial	1,251	1,712	848	—
Residential real estate	3,380	3,778	142	183
Home equity lines of credit	310	383	76	—
Consumer, indirect	211	130	61	10
Consumer, other	2	11	—	—
Consumer	213	141	61	10
Total originated loans	$14,110	$16,774	$1,127	$193
Acquired loans:
Commercial real estate, other	$1,314	$1,609	$456	$1,506
Commercial and industrial	298	390	510	387
Residential real estate	2,338	2,317	878	1,672
Home equity lines of credit	230	231	35	—
Consumer, indirect	—	—	—	13
Consumer, other	3	4	—	—
Consumer	3	4	—	13
Total acquired loans	$4,183	$4,551	$1,879	$3,578
Total loans	$18,293	$21,325	$3,006	$3,771

During the first quarter of 2017, Peoples' nonaccrual loans and loans 90+ days past due and accruing declined largely due to several payoffs on larger relationships during the quarter.
The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$819	$819	$93,067	$93,886
Commercial real estate, other	1,958	81	7,495	9,534	525,940	535,474
Commercial real estate	1,958	81	8,314	10,353	619,007	629,360
Commercial and industrial	560	113	2,049	2,722	381,826	384,548
Residential real estate	4,285	797	1,051	6,133	302,020	308,153
Home equity lines of credit	198	31	158	387	85,125	85,512
Consumer, indirect	1,107	344	193	1,644	281,462	283,106
Consumer, other	339	44	—	383	65,900	66,283
Consumer	1,446	388	193	2,027	347,362	349,389
Deposit account overdrafts	—	—	—	—	721	721
Total originated loans	$8,447	$1,410	$11,765	$21,622	$1,736,061	$1,757,683
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$9,431	$9,431
Commercial real estate, other	380	89	894	1,363	193,218	194,581
Commercial real estate	380	89	894	1,363	202,649	204,012
Commercial and industrial	251	79	709	1,039	43,150	44,189
Residential real estate	4,322	970	2,116	7,408	208,651	216,059
Home equity lines of credit	64	101	212	377	24,139	24,516
Consumer, indirect	—	—	—	—	656	656
Consumer, other	47	1	—	48	2,339	2,387
Consumer	47	1	—	48	2,995	3,043
Total acquired loans	$5,064	$1,240	$3,931	$10,235	$481,584	$491,819
Total loans	$13,511	$2,650	$15,696	$31,857	$2,217,645	$2,249,502

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2016
Originated loans:
Commercial real estate, construction	$—	$—	$826	$826	$83,800	$84,626
Commercial real estate, other	1,420	225	9,305	10,950	520,607	531,557
Commercial real estate	1,420	225	10,131	11,776	604,407	616,183
Commercial and industrial	1,305	700	1,465	3,470	374,661	378,131
Residential real estate	7,288	1,019	1,895	10,202	297,288	307,490
Home equity lines of credit	316	45	248	609	85,008	85,617
Consumer, indirect	2,080	273	77	2,430	249,594	252,024
Consumer, other	346	38	—	384	67,195	67,579
Consumer	2,426	311	77	2,814	316,789	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$12,755	$2,300	$13,816	$28,871	$1,679,233	$1,708,104
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,060	$10,100
Commercial real estate, other	1,220	208	2,271	3,699	200,767	204,466
Commercial real estate	1,220	208	2,311	3,739	210,827	214,566
Commercial and industrial	148	3	777	928	43,280	44,208
Residential real estate	5,918	2,496	2,974	11,388	217,047	228,435
Home equity lines of credit	208	65	178	451	25,424	25,875
Consumer, indirect	4	—	—	4	804	808
Consumer, other	51	—	13	64	2,876	2,940
Consumer	55	—	13	68	3,680	3,748
Total acquired loans	$7,549	$2,772	$6,253	$16,574	$500,258	$516,832
Total loans	$20,304	$5,072	$20,069	$45,445	$2,179,491	$2,224,936
During the first quarter of 2017, Peoples' delinquency trends improved compared to December 31, 2016, as total loans past due declined in both the originated and acquired loan portfolios.
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2016 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
“Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loan if required, for any weakness that may exist.
“Watch” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned.” Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on a secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loan or in Peoples' credit position.
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loan. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
“Doubtful” (grade 7): Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of the loan as an estimated loss is deferred until its more exact status may be determined.
“Loss” (grade 8): Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean a loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this category.
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated”.
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2017
Originated loans:
Commercial real estate, construction	$84,061	$8,489	$819	$—	$517	$93,886
Commercial real estate, other	509,865	11,725	13,884	—	—	535,474
Commercial real estate	593,926	20,214	14,703	—	517	629,360
Commercial and industrial	356,912	10,600	16,999	—	37	384,548
Residential real estate	19,641	916	11,802	600	275,194	308,153
Home equity lines of credit	555	—	—	—	84,957	85,512
Consumer, indirect	68	12	—	—	283,026	283,106
Consumer, other	51	—	—	—	66,232	66,283
Consumer	119	12	—	—	349,258	349,389
Deposit account overdrafts	—	—	—	—	721	721
Total originated loans	$971,153	$31,742	$43,504	$600	$710,684	$1,757,683
Acquired loans:
Commercial real estate, construction	$9,377	$—	$53	$—	$1	$9,431
Commercial real estate, other	172,698	12,155	9,727	—	1	194,581
Commercial real estate	182,075	12,155	9,780	—	2	204,012
Commercial and industrial	42,749	257	1,183	—	—	44,189
Residential real estate	14,854	627	1,436	—	199,142	216,059
Home equity lines of credit	144	—	—	—	24,372	24,516
Consumer, indirect	44	—	—	—	612	656
Consumer, other	48	—	—	—	2,339	2,387
Consumer	92	—	—	—	2,951	3,043
Total acquired loans	$239,914	$13,039	$12,399	$—	$226,467	$491,819
Total loans	$1,211,067	$44,781	$55,903	$600	$937,151	$2,249,502

	Pass Rated (Grades 1 - 4)	Watch (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2016
Originated loans:
Commercial real estate, construction	$73,423	$—	$826	$—	$10,377	$84,626
Commercial real estate, other	505,029	11,855	14,673	—	—	531,557
Commercial real estate	578,452	11,855	15,499	—	10,377	616,183
Commercial and industrial	346,791	15,210	16,130	—	—	378,131
Residential real estate	47,336	957	12,828	304	246,065	307,490
Home equity lines of credit	465	—	135	—	85,017	85,617
Consumer, indirect	15	13	—	—	251,996	252,024
Consumer, other	50	—	—	—	67,529	67,579
Consumer	65	13	—	—	319,525	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$973,109	$28,035	$44,592	$304	$662,064	$1,708,104
Acquired loans:
Commercial real estate, construction	$10,046	$—	$54	$—	$—	$10,100
Commercial real estate, other	181,781	12,475	10,210	—	—	204,466
Commercial real estate	191,827	12,475	10,264	—	—	214,566
Commercial and industrial	42,809	227	978	194	—	44,208
Residential real estate	17,170	709	1,404	—	209,152	228,435
Home equity lines of credit	202	—	—	—	25,673	25,875
Consumer, indirect	51	—	—	—	757	808
Consumer, other	53	—	—	—	2,887	2,940
Consumer	104	—	—	—	3,644	3,748
Total acquired loans	$252,112	$13,411	$12,646	$194	$238,469	$516,832
Total loans	$1,225,221	$41,446	$57,238	$498	$900,533	$2,224,936
In the first quarter of 2017, Peoples' classified loans, which are loans categorized as substandard or doubtful, declined compared to December 31, 2016, mostly due to loan payoffs.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2017
Commercial real estate, construction	$916	$—	$859	$859	$—	$863	$2
Commercial real estate, other	18,437	5,288	11,881	17,169	462	17,258	315
Commercial real estate	19,353	5,288	12,740	18,028	462	18,121	317
Commercial and industrial	7,077	2,587	910	3,497	449	3,009	33
Residential real estate	27,349	592	25,498	26,090	139	26,032	575
Home equity lines of credit	1,784	67	1,712	1,779	16	1,339	40
Consumer, indirect	234	68	166	234	24	206	4
Consumer, other	125	2	121	123	2	111	3
Consumer	359	70	287	357	26	317	7
Total	$55,922	$8,604	$41,147	$49,751	$1,092	$48,818	$972
December 31, 2016
Commercial real estate, construction	$894	$—	$866	$866	$—	$913	$3
Commercial real estate, other	20,029	7,474	12,227	19,701	803	18,710	700
Commercial real estate	20,923	7,474	13,093	20,567	803	19,623	703
Commercial and industrial	7,289	2,732	1,003	3,735	585	3,386	125
Residential real estate	27,703	138	27,393	27,531	24	27,455	1,419
Home equity lines of credit	908	—	908	908	—	717	44
Consumer, indirect	220	—	224	224	—	136	16
Consumer, other	130	—	130	130	—	138	13
Consumer	350	—	354	354	—	274	29
Total	$57,173	$10,344	$42,751	$53,095	$1,412	$51,455	$2,320
At March 31, 2017, Peoples' impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs").
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

The following table summarizes the loans that were modified as a TDR during the three months ended March 31:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2017
Originated loans:
Residential real estate	2	$105	$105	$105
Home equity lines of credit	3	226	226	225
Consumer, indirect	4	80	80	80
Consumer, other	2	9	9	9
Consumer	6	89	89	89
Total originated loans	11	$420	$420	$419
Acquired loans:
Commercial real estate, other	2	$271	$271	$271
Residential real estate	2	126	126	126
Home equity lines of credit	4	294	294	326
Consumer, other	1	9	9	9
Total acquired loans	9	$700	$700	$732
March 31, 2016
Originated loans:
Commercial and industrial	4	$701	$701	$703
Residential real estate	2	83	83	83
Consumer, other	5	46	46	46
Total originated loans	11	$830	$830	$832
Acquired loans:
Residential real estate	6	$399	$401	$400
Home equity lines of credit	1	12	12	12
Consumer, other	2	4	4	4
Total acquired loans	9	$415	$417	$416
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans for the three months ended March 31 that were modified as a TDR during the last twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification:

	March 31, 2017			March 31, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	1	73	—	—	—	—
Total	1	73	—	—	$—	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the three months ended March 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Other	Deposit Account Overdrafts	Total
Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	—	(117)	(108)	(3)	(483)	(40)	(349)	(1,100)
Recoveries	102	—	89	3	206	50	65	515
Net recoveries (charge-offs)	102	(117)	(19)	—	(277)	10	(284)	(585)
(Recovery of) provision for loan losses	(208)	298	182	(13)	374	(90)	224	767
Balance, March 31, 2017	$7,066	$6,534	$1,145	$675	$2,409	$438	$111	$18,378

Period-end amount allocated to:
Loans individually evaluated for impairment	$462	$449	$139	$16	24	$2	$—	$1,092
Loans collectively evaluated for impairment	6,604	6,085	1,006	659	2,385	436	111	17,286
Ending balance	$7,066	$6,534	$1,145	$675	$2,409	$438	$111	$18,378

Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,934	$37	$121	$16,539
Charge-offs	—	(1,012)	(150)	(10)	(507)	(115)	(163)	(1,957)
Recoveries	1,164	—	29	7	182	78	70	1,530
Net recoveries (charge-offs)	1,164	(1,012)	(121)	(3)	(325)	(37)	(93)	(427)
(Recovery of) provision for loan losses	(748)	925	122	4	(2)	549	97	947
Balance, March 31, 2016	$7,492	$5,295	$1,258	$733	$1,607	$549	$125	$17,059

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,294	$453	$103	$—	—	$—	$—	$1,850
Loans collectively evaluated for impairment	6,198	4,842	1,155	733	1,607	549	125	15,209
Ending balance	$7,492	$5,295	$1,258	$733	$1,607	$549	$125	$17,059
The allowance for loan losses at March 31, 2017 was relatively flat compared to December 31, 2016, as loan growth during the quarter was offset by the improvements in nonperforming loans.

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. During the first quarter of 2017, Peoples recorded a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off during the quarter.
The following table presents activity in the allowance for loan losses for acquired loans for the three months ended March 31:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Purchased credit impaired loans:
Balance, beginning of period	$233	$240
Charge-offs	—	(46)
Recoveries	—	—
Net charge-offs	—	(46)
(Recovery of) provision for loan losses	(143)	8
Balance, March 31	$90	$202

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$100,000	2.16%	$70,000	2.49%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB amortizing, fixed-rate advances	27,581	2.01%	28,282	2.01%
Junior subordinated debt securities	6,970	2.60%	6,924	2.45%
Unamortized debt issuance costs	(45)	—%	(51)	—%
Total long-term borrowings	$174,506	2.49%	$145,155	2.71%
The putable, non-amortizing, fixed-rate FHLB advances have original maturities ranging from two to twenty years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, solely at its discretion, to terminate each advance after the initial fixed rate periods ranging from three months to five years, requiring full repayment of the advances by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option exercise by the FHLB or the stated maturity.
Peoples' callable national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable national market repurchase agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the repurchase agreement. If the buyer exercises its option, Peoples would be required to repay the repurchase agreement in whole at the quarterly date. As of March 31, 2017, Peoples' callable national market repurchase agreements had no remaining call options. Peoples is required to make quarterly interest payments.

Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the first quarter of 2017, Peoples borrowed an additional $30.0 million of long-term FHLB non-amortizing advances, which had interest rates ranging from 1.20% to 1.46% and mature between 2018 and 2019.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances and their expected replacement dates.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
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
The RJB Credit Agreement is unsecured. However, the RJB Credit Agreement contains negative covenants which preclude Peoples from: (i) taking any action which could, directly or indirectly, decrease Peoples' ownership (alone or together with any of Peoples' subsidiaries) interest in Peoples Bank (Peoples' Ohio state-chartered subsidiary bank) or any of Peoples Bank's subsidiaries to a level below the percentage of equity interests held as of March 4, 2016; (ii) taking any action to or allowing Peoples Bank or any of Peoples Bank's subsidiaries to take any action to directly or indirectly create, assume, incur, suffer or permit to exist any pledge, encumbrance, security interest, assignment, lien or charge of any kind or character on the equity interests of Peoples Bank or any of Peoples Bank's subsidiaries; or (iii) taking any action to or allow Peoples Bank or any of Peoples Bank's subsidiaries to sell, transfer, issue, reissue or exchange, or grant any option with respect to, any equity interest of Peoples Bank or any of Peoples Bank's subsidiaries. There are also negative covenants limiting the actions which may be taken with respect to the authorization or issuance of additional shares of any class of equity interests of Peoples Bank or any of Peoples Bank's subsidiaries or the grant to any person other than Raymond James of any proxy for existing equity interests of Peoples Bank or any of Peoples Bank's subsidiaries.
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

(c)
neither Peoples nor any of its subsidiaries may voluntarily prepay, defease, purchase, redeem, retire or otherwise acquire any subordinated indebtedness issued by them, subject to specific negotiated carve-outs and the consent of Raymond James; and

(d)
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

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine months ending December 31, 2017	$4,894	1.72%
Year ending December 31, 2018	74,971	3.23%
Year ending December 31, 2019	33,508	1.38%
Year ending December 31, 2020	10,564	2.03%
Year ending December 31, 2021	6,979	1.47%
Thereafter	43,590	2.43%
Total long-term borrowings	$174,506	2.49%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2017:

	Common Shares	Treasury Stock
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Release of restricted common shares	—	7,359
Cancellation of restricted common shares	(1,674)	540
Grant of restricted common shares	—	(69,007)
Grant of common shares	—	(266)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	1,781
Reissuance of treasury stock	—	(71)
Common shares issued under dividend reinvestment plan	3,865	—
Common shares issued under compensation plan for Boards of Directors	—	(4,015)
Common shares issued under employee stock purchase plan	—	(2,861)
Shares at March 31, 2017	18,941,282	729,218
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2017, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(221)	—	—	(221)
Other comprehensive income (loss), net of reclassifications and tax	2,218	16	(67)	2,167
Balance, March 31, 2017	$2,578	$(3,305)	$1,119	$392

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest cost	$113	$110
Expected return on plan assets	(138)	(100)
Amortization of net loss	25	—
Net periodic cost	$—	$10

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest cost	$1	$1
Amortization of net gain	(2)	(1)
Net periodic benefit	$(1)	$—

There were no settlement charges recorded in the first quarter of 2017 or 2016 under the noncontributory defined benefit pension plan.
Note 8.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Distributed earnings allocated to common shareholders	$3,604	$2,740
Undistributed earnings allocated to common shareholders	5,162	5,255
Net earnings allocated to common shareholders	$8,766	$7,995

Weighted-average common shares outstanding	18,029,991	18,071,746
Effect of potentially dilutive common shares	162,966	123,244
Total weighted-average diluted common shares outstanding	18,192,957	18,194,990

Earnings per common share:
Basic	$0.49	$0.44
Diluted	$0.48	$0.44

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	455	32,806

Note 9.  Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to its derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $5.1 million in an asset position and $3.5 million in a liability position at March 31, 2017, and there was $5.0 million in an asset position and $3.2 million in a liability position at December 31, 2016.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish this objective, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million million associated with Peoples' cash outflows for various FHLB advances.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is initially reported in accumulated other comprehensive income ("AOCI") (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction.
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 19 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into the seven interest rate swap contracts, described above, whereby Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances that will be used to fund the transaction. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the quarters ended March 31, 2017, and December 31, 2016, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no interest expense amount will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $1.7 million at March 31, 2017. There were no pre-tax net losses recorded for the three months ended March 31, 2017. Additionally, Peoples had no reclassifications to earnings in the three months ended March 31, 2017 or December 31, 2016.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $284.9 million and fair value of $3.4 million of equally offsetting assets and liabilities at March 31, 2017 and a notional value of $247.3 million and fair value of $3.2 million of equally offsetting assets and liabilities at December 31, 2016. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.

Note 10.  Stock-Based Compensation

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
Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the grant date fair market value of the underlying common shares.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant. The most recent stock option grants to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years after the grant date, while the stock options granted to non-employee directors vested six months after the grant date. As of March 31, 2017, Peoples has no outstanding stock options; however, Peoples does have the right to grant stock options in the future.

Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the three months ended March 31, 2017:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	2,338	$27.37
Exercised	2,024	27.93
Outstanding at March 31	314	$23.77	0.9 years	$2,477
Exercisable at March 31	314	$23.77	0.9 years	$2,477
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first quarter of 2017, Peoples granted an aggregate of 61,457 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first quarter of 2017, Peoples granted, to certain key employees, an aggregate of 4,250 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date. Peoples also granted, to non-employee directors, an aggregate of 3,300 restricted common shares subject to time-based vesting with restrictions that will lapse six months after the grant date.

The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2017:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	40,316	$21.85	142,415	$21.95
Awarded	7,550	31.36	61,457	32.42
Released	—	—	21,050	21.74
Forfeited	300	31.05	1,914	24.67
Outstanding at March 31	47,566	$23.30	180,908	$25.50

As of March 31, 2017 and March 31, 2016 the total intrinsic value for restricted common shares released was $0.7 million.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples' salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Total stock-based compensation expense	$568	$338
Recognized tax benefit	(199)	(118)
Net expense recognized	$369	$220
Total unrecognized stock-based compensation expense related to unvested awards was $2.6 million at March 31, 2017, which will be recognized over a weighted-average period of 2.1 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2017	2016
PER COMMON SHARE DATA
Earnings per common share – basic	$0.49	$0.44
Earnings per common share – diluted	0.48	0.44
Cash dividends declared per common share	0.20	0.15
Book value per common share (a)	24.25	23.60
Tangible book value per common share (a)(b)	$16.28	$15.39
Weighted-average number of common shares outstanding – basic	18,029,991	18,071,746
Weighted-average number of common shares outstanding – diluted	18,192,957	18,194,990
Common shares outstanding at end of period	18,270,508	18,157,932
Closing stock price at end of period	$31.66	$19.54
SIGNIFICANT RATIOS
Return on average stockholders' equity (c)	8.14%	7.59%
Return on average tangible stockholders' equity (c)(d)	12.95%	12.70%
Return on average assets (c)	1.04%	0.98%
Average stockholders' equity to average assets	12.74%	12.94%
Average loans to average deposits	86.51%	81.43%
Net interest margin (c)(e)	3.55%	3.53%
Efficiency ratio (f)	64.89%	64.26%
Pre-provision net revenue to total average assets (c)(g)	1.52%	1.54%
Dividend payout ratio	41.25%	34.37%
Investment securities as percentage of total assets (a)	25.13%	26.87%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (a)(h)	0.95%	0.97%
Nonperforming assets as a percent of total assets (a)(h)	0.64%	0.64%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (a)(h)	0.98%	1.00%
Criticized loans as a percent of total loans (a)(i)	4.50%	5.67%
Classified loans as a percent of total loans (a)(j)	2.51%	2.73%
Allowance for loan losses as a percent of originated loans, net of deferred fees and costs (a)	1.05%	1.17%
Allowance for loan losses as a percent of nonperforming loans (a)(h)	86.71%	84.92%
Provision for loan losses as a percent of average total loans	0.11%	0.18%
Net charge-offs as a percentage of average total loans (c)	0.11%	0.09%
CAPITAL RATIOS (a)
Common Equity Tier 1 (k)	13.05%	13.10%
Tier 1	13.34%	13.41%
Total (Tier 1 and Tier 2)	14.27%	14.29%
Tier 1 leverage	9.60%	9.45%
Tangible equity to tangible assets (b)	8.98%	8.88%

(a)	Data presented as of the end of the period indicated.

(b)
These amounts represent non-GAAP financial measures since they exclude other intangible assets and goodwill.  Additional information regarding the calculation of these measures can be found under the caption “Capital/Stockholders’ Equity”.

(c)	Ratios are presented on an annualized basis.

(d)
These amounts represent non-GAAP financial measures since they exclude the after-tax impact of amortization of other intangible assets from earnings and exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on stockholders' equity. Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Return on Average Tangible Stockholders' Equity Ratio”.

(e)	Information presented on a fully tax-equivalent basis.

(f)
Total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains or losses). Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Efficiency Ratio”.

(g)
These amounts represent non-GAAP financial measures since they exclude the provision for loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these measures can be found under the caption “Pre-Provision Net Revenue”.

(h)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(i)	Includes loans categorized as watch, substandard or doubtful.

(j)	Includes loans categorized as substandard or doubtful.

(k)	Peoples' capital conservation buffer was 6.27% at March 31, 2017 and 6.29% at March 31, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.

Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates,” “estimate,” “may,” “feel,” “expect,” “believes,” “plans,” “will,” “would,” “should,” “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)
Peoples' ability to leverage the system upgrade (include the related core operating systems, data systems and products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with such upgrade;

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

(6)
competitive pressures among financial institutions or from non-financial institutions which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(7)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the United States ("U.S.") government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which may adversely impact interest rates, interest margins, loan demand and interest rate sensitivity;

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

(10)
uncertainty regarding the nature, timing and effect of legislative or regulatory changes or actions, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;

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

(15)	changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes;

(16)	Peoples' ability to receive dividends from its subsidiaries;

(17)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(18)	the impact of minimum capital thresholds established as a part of the implementation of Basel III;

(19)
the impact of larger or similar sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(20)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(21)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(22)	ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(23)
changes in consumer spending, borrowing and saving habits, whether due to changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(24)	the overall adequacy of Peoples' risk management program;

(25)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, military or terrorist activities or conflicts;

(26)
significant changes in the tax laws, which may adversely affect the fair values of deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio; and

(27)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC",) including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Peoples' 2016 Form 10-K").

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2016 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 76 financial service locations, including 67 full-service bank branches, and 75 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation ("FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking for consumers and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2017, which were unchanged from the policies disclosed in Peoples’ 2016 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On March 31, 2017, Peoples closed four full-service bank branches. The closures included two Ohio offices located in Belpre and Wilmington, and two West Virginia offices located in Huntington and Point Pleasant. Peoples continues to evaluate the branch structure in an effort to optimize efficiency.

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company with annual net revenue of $0.4 million located in Piketon, Ohio. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which will become effective in 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 Financial Instruments with Off-Balance Sheet Risk.

◦
In the fourth quarter of 2016, Peoples converted its core banking system (including ancillary systems as well as hardware, operating system, application software and data center locations). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 in earnings per diluted share, for the full year. The costs recorded in the fourth quarter, third quarter and second quarter of 2016 were $700,000, $423,000 and $90,000, respectively. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account services charges in the fourth quarter of 2016. The remainder of the $1.3 million recorded in the fourth quarter of 2016 was in various expense categories, primarily in other non-interest expense, professional fees, and salaries and employee benefit costs.

◦
During the fourth quarter of 2016, Peoples entered into two $5.0 million forward starting interest rate swaps, which become effective in 2018 and mature in 2022 and 2026, with interest rates of 1.56% and 1.83%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 Financial Instruments with Off-Balance Sheet Risk.

◦	During the second quarter of 2016, Peoples executed the following transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of FHLB borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

▪
Peoples entered into three $10.0 million forward starting interest rate swaps, which become effective in 2018 and mature between 2023 and 2025, with interest rates ranging from 1.49% to 1.56%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 Financial Instruments with Off-Balance Sheet Risk.

◦
On June 8, 2016, Peoples purchased an additional $35.0 million in bank owned life insurance ("BOLI"). The additional bank owned life insurance added $326,000 in non-interest income in the first quarter of 2017 compared to the first quarter of 2016.

◦
On March 4, 2016, Peoples entered into a Credit Agreement (the "RBJ Credit Agreement") with Raymond James, which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million, for the purpose of: (i) to the extent that any amounts remained then outstanding, paying off the $15 million revolving line of credit to Peoples pursuant to the U.S. Bank Loan Agreement; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid upfront fees for the establishment of a revolving line of credit agreement of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement.

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

◦
The Federal Reserve raised the benchmark federal funds rate by 25 basis points in March 2017. Additional rate increases are widely anticipated in 2017. However, global developments might have dampened these expectations. Geopolitical tensions between the US and North Korea, ongoing instability in the Middle East, and the possibility of more European nations following Great Britain and exiting the European Union are all potentially significant situations that could negatively impact the market. Discouraging earnings reports and certain economic releases in the first quarter of 2017 could also cause the Federal Reserve to pause its effort to tighten monetary policy further in 2017. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts to Peoples' operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended March 31, 2017 of $8.8 million, or $0.48 per diluted common share, compared to $8.0 million, or $0.44 per diluted common share, for the first quarter of 2016 and net income of $7.4 million, or $0.41 per diluted common share, for the fourth quarter of 2016. The increase in net income compared to the first quarter of 2016 was related to higher net interest income and total non-interest income, offset partially by an increase in total non-interest expense. During the first quarter of 2017, Peoples recorded total revenue of $40.6 million compared to $38.9 million for the first quarter of 2016 and $38.8 million for the fourth quarter of 2016. Total non-interest expense during the first quarter of 2017 was $27.3 million compared to $26.3 million for the first quarter of 2016 and $27.3 million for the fourth quarter of 2016. The efficiency ratio was 64.89% for the first quarter of 2017 compared to 64.26% for the first quarter of 2016 and 66.87% for the fourth quarter of 2016.
Net interest income was $26.9 million in the first quarter of 2017, a 5% increase compared to $25.8 million for the first quarter of 2016, and a 1% increase compared to $26.7 million for the fourth quarter of 2016. Net interest margin was relatively stable and for the first quarter of 2017 was 3.55%, compared to 3.53% in the first quarter of 2016 and 3.54% in the fourth quarter of 2016. The increase in net interest income compared to both periods was due primarily to loan growth.
The accretion income, net of amortization expense, from the acquisitions was $829,000 for the first quarter of 2017, compared to $951,000 in the first quarter of 2016 and $874,000 for the fourth quarter of 2016, which added 11 basis points, 12 basis points and 11 basis points, respectively, to the net interest margin.
Peoples' provision for loan losses for the three months ended March 31, 2017 was $0.6 million, compared to $1.0 million for the first quarter of 2016 and $0.7 million for the fourth quarter of 2016. The provision for loan losses recorded in the first quarter of 2017 was primarily driven by loan growth, and was partially offset by improvements in asset quality. The provision for loan losses recorded in the first and fourth quarters of 2016 was largely due to loan growth experienced during the quarters. The ratio of the allowance for loan losses as a percent of originated loans, net of deferred fees and costs, decreased to 1.05% at March 31, 2017, from 1.17% at March 31, 2016 and 1.08% at December 31, 2016. Annualized net charge-offs were 0.11% of average total loans during the first quarter of 2017, compared to 0.09% in the first and fourth quarters of 2016.
Asset quality during the quarter improved. Criticized loans, which are those loans categorized as watch, substandard or doubtful, were relatively flat during the quarter. Nonperforming loans declined $3.8 million, or 15%, compared to December 31, 2016, as several payoffs on larger relationships were received during the quarter. Nonperforming loans as a percent of total loans were 0.95% at March 31, 2017 compared to 0.97% at March 31, 2016, and 1.13% at December 31, 2016.
Total non-interest income for the first quarter of 2017 increased $0.6 million, or 4%, compared to first quarter of 2016, and $1.6 million, or 13%, from the linked quarter. The increase compared to the first quarter of 2016 was primarily due to higher bank owned life insurance income. The increase of $326,000 compared to the first quarter of 2016 was a result of additional polices that were purchased late in the second quarter of 2016. Compared to the first quarter of 2016, trust and investment income and mortgage banking income also increased, and were offset by declines in insurance income and deposit account service charges. The increase compared to the linked quarter was due largely to annual performance-based insurance commissions, which, for the most part, are recognized in the first quarter of each year.
Total non-interest expense for the first quarter of 2017 was $27.3 million, compared to $26.3 million during the first quarter of 2016 and $27.3 million for the linked quarter of 2016. The increase of $1.2 million, or 8%, in salaries and employee benefit costs compared to the first quarter of 2016 was due primarily to: (i) increased incentive compensation, which is tied to the corporate incentive plan; (ii) increased health insurance costs, which were a result of higher claims; and (iii) higher stock-based compensation. The increase in stock-based compensation was partially due to the annual stock grant that was tied to the performance level achieved with respect to the 2016 corporate incentive plan, for which common shares were granted in the first quarter of 2017. The increase of $0.9 million, or 6%, in salaries and employee benefit costs compared to the fourth quarter of 2016 was due primarily to health insurance costs, which was the result of higher claims, and higher stock-based compensation. The fourth quarter of 2016 included $0.7 million of non-core charges, which were one-time costs associated with the system upgrade of Peoples' core banking system that occurred on November 7, 2016.
Peoples' efficiency ratio for the first quarter of 2017 was 64.89%, compared to 64.26% for the first quarter of 2016 and 66.87% for the linked quarter. The slight increase compared to the first quarter of 2016 was due primarily to the increase in total non-interest expense. The decline in the efficiency ratio compared to the linked quarter was largely due to higher revenue, offset partially by increases in total non-interest expense.
At March 31, 2017, total assets were $3.46 billion, compared to $3.43 billion, at December 31, 2016. The $26.9 million increase was primarily the result of growth in loan balances, net of deferred fees and costs, of $24.6 million, or 4%

annualized. Indirect consumer lending continued to be a key component of loan growth as balances increased $30.9 million, or 49% annualized, during the first quarter of 2017. The growth in indirect consumer loan balances included diversification in the portfolio beyond automobile loans, including recreational vehicles and motorcycles. Commercial loans grew $9.0 million, or 3% annualized, with commercial and industrial loans growing $6.4 million, or 6% annualized, during the first quarter of 2017. Quarterly average gross loan balances increased $59.9 million, or 11.0% annualized, compared to the linked quarter, due primarily to increases in commercial and industrial loans and indirect consumer loans.
Total liabilities were $3.02 billion at March 31, 2017, up $19.2 million since December 31, 2016. The increase in liabilities during the first quarter of 2017 was primarily due to an increase in deposits of $192.4 million, or 8%, offset partially by a decline in total borrowings of $170.5 million, or 38%. Total non-interest-bearing deposits increased $50.6 million, or 7%, and interest-bearing deposits increased $141.8 million, or 8%, compared to December 31, 2016. The growth in interest-bearing deposits was primarily the result of increases in brokered certificates of deposits and governmental deposits. Governmental deposit balances are typically higher in the first quarter of each year compared to other quarters. The increase in non-interest bearing deposits was partially due to the increase in one commercial customer's account, with the remaining increase in both commercial and individual customer accounts.
Non-interest-bearing deposits comprised 29% of total deposits at March 31, 2017, compared to 28% at March 31, 2016 and 29% at December 31, 2016.
At March 31, 2017, total stockholders' equity was $443.0 million, an increase of $7.7 million, or 2%, compared to December 31, 2016. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' tier 1 common risk-based capital ratio was 13.05% at March 31, 2017, versus 12.91% at December 31, 2016 and 13.10% at March 31, 2016, while the total capital ratio was 13.34% at March 31, 2017, compared to 13.21% at December 31, 2016 and 13.41% at March 31, 2016. The total risk-based capital ratio was 14.27% at March 31, 2017, compared to 14.11% at December 31, 2016 and 14.29% at March 31, 2016. In addition, Peoples' tangible equity to tangible asset ratio was 8.98%, and tangible book value per common share was $16.28 at March 31, 2017, versus 8.80% and $15.89, respectively, at December 31, 2016.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$7,415	$15	0.82%	$8,520	$13	0.61%	$12,436	$16	0.52%
Investment Securities (1):
Taxable	748,835	4,754	2.54%	748,126	4,594	2.46%	763,136	4,726	2.48%
Nontaxable (2)	113,779	1,222	4.30%	114,229	1,222	4.28%	112,508	1,200	4.27%
Total investment securities	862,614	5,976	2.77%	862,355	5,816	2.70%	875,644	5,926	2.71%
Loans (2)(3):
Commercial real estate, construction	94,215	993	4.22%	89,113	889	3.90%	80,202	781	3.85%
Commercial real estate, other	734,442	8,423	4.59%	722,003	8,456	4.58%	736,036	8,492	4.56%
Commercial and industrial	433,068	4,545	4.20%	399,614	4,201	4.11%	356,375	3,695	4.10%
Residential real estate	531,457	5,769	4.34%	547,640	5,938	4.34%	565,514	6,166	4.36%
Home equity lines of credit	111,112	1,159	4.23%	111,417	1,214	4.33%	106,968	1,190	4.47%
Consumer, indirect	269,821	2,232	3.35%	241,290	2,130	3.51%	173,629	1,634	3.79%
Consumer, other	70,206	1,218	7.04%	73,321	1,209	6.76%	73,015	1,051	6.23%
Total loans	2,244,321	24,339	4.35%	2,184,398	24,037	4.34%	2,091,739	23,009	4.38%
Less: Allowance for loan losses	(18,585)			(18,254)			(16,845)
Net loans	2,225,736	24,339	4.39%	2,166,144	24,037	4.38%	2,074,894	23,009	4.41%
Total earning assets	3,095,765	30,330	3.93%	3,037,019	29,866	3.89%	2,962,974	28,951	3.90%
Intangible assets	145,546			146,489			149,528
Other assets	205,040			203,011			160,133
Total assets	$3,446,351			$3,386,519			$3,272,635
Deposits:
Savings accounts	$439,206	$59	0.05%	$436,733	$58	0.05%	$421,797	$56	0.05%
Governmental deposit accounts	283,605	131	0.19%	273,263	126	0.18%	298,685	147	0.20%
Interest-bearing demand accounts	286,487	78	0.11%	275,653	65	0.09%	251,341	45	0.07%
Money market accounts	398,839	187	0.19%	407,171	202	0.20%	398,515	160	0.16%
Brokered deposits	84,929	306	1.46%	37,859	151	1.59%	50,452	366	2.92%
Retail certificates of deposit	342,837	726	0.86%	375,347	807	0.86%	437,647	827	0.76%
Total interest-bearing deposits	1,835,903	1,487	0.33%	1,806,026	1,409	0.31%	1,858,437	1,601	0.35%
Borrowed Funds:
Short-term FHLB advances	134,411	221	0.67%	142,033	176	0.49%	57,956	54	0.38%
Retail repurchase agreements	70,885	30	0.17%	71,819	31	0.17%	77,733	33	0.17%
Total short-term borrowings	205,296	251	0.50%	213,852	207	0.39%	135,689	87	0.26%
Long-term FHLB advances	125,154	661	2.14%	98,830	585	2.35%	66,631	524	3.18%
Wholesale repurchase agreements	40,000	363	3.63%	40,000	371	3.71%	40,000	367	3.67%
Other borrowings	6,899	110	6.38%	6,847	110	6.29%	6,739	97	5.76%
Total long-term borrowings	172,053	1,134	2.66%	145,677	1,066	2.92%	113,370	988	3.50%
Total borrowed funds	377,349	1,385	1.48%	359,529	1,273	1.41%	249,059	1,075	1.74%
Total interest-bearing liabilities	2,213,252	2,872	0.53%	2,165,555	2,682	0.49%	2,107,496	2,676	0.51%
Non-interest-bearing deposits	758,446			743,389			710,297
Other liabilities	35,663			39,337			31,299
Total liabilities	3,007,361			2,948,281			2,849,092
Total stockholders’ equity	438,990			438,238			423,543
Total liabilities and stockholders’ equity	$3,446,351			$3,386,519			$3,272,635
Interest rate spread		$27,458	3.40%		$27,184	3.40%		$26,275	3.39%
Net interest margin			3.55%			3.54%			3.53%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Average balances include nonaccrual, impaired loans and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2017 Compared to
(Dollars in thousands)	December 31, 2016			March 31, 2016
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$11	$(9)	$2	$30	$(31)	$(1)
Other long-term investments	—	—	—	—	—	—
Investment Securities (2):
Taxable	156	4	160	422	(394)	28
Nontaxable	19	(19)	—	8	14	22
Total investment income	175	(15)	160	430	(380)	50
Loans (2):
Commercial real estate, construction	61	43	104	74	138	212
Commercial real estate, other	(2)	(31)	(33)	54	(123)	(69)
Commercial and industrial	68	276	344	84	766	850
Residential real estate	45	(214)	(169)	(27)	(370)	(397)
Home equity lines of credit	(49)	(6)	(55)	(235)	204	(31)
Consumer, indirect	(522)	624	102	(1,138)	1,736	598
Consumer, other	211	(202)	9	398	(231)	167
Total loan income	(188)	490	302	(790)	2,120	1,330
Total interest income	(2)	466	464	(330)	1,709	1,379
INTEREST EXPENSE:
Deposits:
Savings accounts	1	—	1	1	2	3
Government deposit accounts	2	3	5	(8)	(8)	(16)
Interest-bearing demand accounts	11	2	13	26	7	33
Money market accounts	(10)	(5)	(15)	27	—	27
Brokered certificates of deposit	(80)	235	155	(875)	815	(60)
Retail certificates of deposit	28	(109)	(81)	509	(610)	(101)
Total deposit cost	(48)	126	78	(320)	206	(114)
Borrowed funds:
Short-term borrowings	103	(59)	44	61	103	164
Long-term borrowings	(303)	371	68	(834)	980	146
Total borrowed funds cost	(200)	312	112	(773)	1,083	310
Total interest expense	(248)	438	190	(1,093)	1,289	196
Net interest income	$246	$28	$274	$763	$420	$1,183
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
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Net interest income, as reported	$26,945	$26,667	$25,767
Taxable equivalent adjustments	513	517	508
Fully tax-equivalent net interest income	$27,458	$27,184	$26,275
Net interest income grew 1% compared to the fourth quarter of 2016, and 5% compared to the first quarter of 2016, while net interest margin grew 1 basis point and 2 basis points, respectively. The increases in net interest income and net interest margin were largely due to loan growth, coupled with deposit growth and reductions in wholesale borrowings. During the first quarter of 2017, net interest income and net interest margin benefited from normal accretion income, net of amortization expense, of $829,000 related primarily to the acquired loans purchased in 2012 or thereafter in business combinations, which added 11 basis points to net interest margin, compared to $874,000, or 11 basis points, during the linked quarter and $951,000, or 12 basis points, during the prior year first quarter.
During the first quarter of 2017, compared to both the fourth quarter of 2016 and the first quarter of 2016, increases in earning asset yields outpaced higher funding costs. Recent increases in interest rates led to the higher investment securities yield compared to both the fourth quarter and the first quarter of 2016. Average loan balances increased $59.9 million during the first quarter of 2017, compared to the fourth quarter of 2016, and were up $152.6 million compared to the first quarter of 2016.
Additional information regarding changes in the Unaudited Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption "FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity".
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Loan losses	$400	$480	$858
Checking account overdrafts	224	231	97
Provision for loan losses	$624	$711	$955
As a percentage of average total loans (a)	0.11%	0.13%	0.18%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. During the first quarter of 2017, provision for loan losses was driven by loan growth, which was partially offset by improvements in asset quality. The provision for loan losses recorded in the fourth quarter of 2016 and the first quarter of 2016 was largely due to loan growth.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses”.

Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions recognized by Peoples:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Net loss on other real estate owned	$—	$(33)	$(1)
Net loss on bank premises and equipment	(3)	(62)	(30)
Net loss on other	—	(14)	—
Net loss on asset disposals and other transactions	$(3)	$(109)	$(31)
The net loss on bank premises and equipment during the first quarter of 2016 was due mainly to the sale of two closed branches. The loss on bank premises and equipment recorded during the fourth quarter of 2016 was primarily due to the disposal of assets that were no longer in use. The net loss on other real estate owned during the fourth quarter of 2016 was due primarily to the sale of two OREO properties during the quarter.
Non-Interest Income
Insurance income comprised the largest portion of the first quarter 2017 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Property and casualty insurance commissions	$2,242	$2,365	$2,448
Performance-based commissions	1,306	22	1,580
Life and health insurance commissions	410	415	419
Credit life and A&H insurance commissions	8	5	9
Other fees and charges	136	105	42
Insurance income	$4,102	$2,912	$4,498
The increase in insurance income for the first quarter of 2017 compared to the linked quarter was mainly due to higher performance-based commissions. The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Peoples' trust and investment income continues to be based primarily upon the value of assets under management, with additional income generated from transaction commissions. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Fiduciary	$1,873	$1,917	$1,661
Brokerage	809	822	721
Trust and investment income	$2,682	$2,739	$2,382

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
(Dollars in thousands)
Trust assets under administration and management	$1,362,243	$1,301,509	$1,292,044	$1,280,004	$1,254,824
Brokerage assets under administration and management	805,361	777,771	754,168	729,519	706,314
Total assets under administration and management	$2,167,604	$2,079,280	$2,046,212	$2,009,523	$1,961,138
Quarterly average	$2,122,036	$2,053,121	$2,031,378	$1,992,856	$1,935,108
Trust and investment income increased 13% compared to the first quarter of 2016, and was driven by quality cross-selling of products and additional retirement plan services business.
Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, which serve as alternative delivery channels to traditional sales offices for providing services to clients.
Deposit account service charges continued to comprise a sizable portion of Peoples' total non-interest income.  The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,614	$2,043	$1,806
Account maintenance fees	536	509	561
Other fees and charges	279	111	236
Deposit account service charges	$2,429	$2,663	$2,603
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Peoples typically experiences a lower volume of overdraft and non-sufficient funds fees annually in the first quarter attributable to customers receiving income tax refunds.
Mortgage banking income for the first quarter of 2017 increased 142% from the first quarter of 2016 and decreased 14% compared to the linked quarter. The fluctuation of income was due to customer demand for long-term fixed-rate real estate loans which increase or decrease sales of residential real estate loans to the secondary market. Peoples sold approximately $13.6 million of loans to the secondary market in the first quarter of 2017, compared to $6.0 million in the first quarter of 2016 and $22.4 million in the linked quarter.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Base salaries and wages	$10,067	$9,983	$9,837
Sales-based and incentive compensation	2,099	2,442	1,803
Employee benefits	1,927	1,355	1,548
Stock-based compensation	568	323	338
Deferred personnel costs	(360)	(382)	(425)
Payroll taxes and other employment costs	1,195	831	1,224
Salaries and employee benefit costs	$15,496	$14,552	$14,325
Full-time equivalent employees:
Actual at end of period	776	782	821
Average during the period	780	788	817

Salaries and employee benefit costs for the first quarter of 2017 increased compared to both the fourth quarter of 2016 and the first quarter of 2016. The increase in employee benefits costs compared to the fourth quarter of 2016 was due primarily to increased health insurance costs, which was the result of higher claims. The increase in stock-based compensation was largely due to the annual stock grant that was tied to the performance level achieved with respect to 2016 corporate incentive awards, for which the common shares were granted in the first quarter of 2017.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Depreciation	$1,243	$1,306	$1,239
Repairs and maintenance costs	672	531	652
Net rent expense	219	189	229
Property taxes, utilities and other costs	579	554	686
Net occupancy and equipment expense	$2,713	$2,580	$2,806
Net occupancy and equipment expense decreased in the first quarter of 2017 from the first quarter of 2016 due to lower property taxes due to the reassessed value of properties.
Professional fees for the first quarter of 2017 decreased $583,000, or 27%, from the linked quarter mainly due to the decrease of fees related to the system upgrade recorded in the fourth quarter of 2016.
Data processing and software expense increased $393,000, or 52%, compared to the prior year first quarter and declined $118,000, or 9%, from the linked quarter. The decrease in data processing and software expense during the first quarter of 2017 compared to the linked quarter was primarily due to costs incurred for the system upgrade completed in the fourth quarter of 2016. The increase in data processing and software expense during the first quarter of 2017 compared to the first quarter of 2016 was due to increased monthly fees related to additional capabilities that are now available to customers.
Communication expense decreased $218,000, or 35%, from the prior year first quarter and $121,000, or 23%, from the linked quarter. The decreases relate to the continued consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet.
FDIC insurance assessment expense increased $240,000 from the linked quarter. The increase from the linked quarter was the result of the FDIC Insurance Fund's reserve ratio reaching 1.15% effective June 30, 2016, which resulted in reduced FDIC insurance expense in the fourth quarter of 2016. The FDIC insurance assessment expense decreased from the prior year first quarter due to a reduction of the assessment rate.
Income Tax Expense
For the three months ended March 31, 2017, Peoples recorded income tax expense of $3.9 million, for an effective tax rate of 30.4%. Peoples' current estimate of the effective tax rate for the entire year of 2017 will be approximately 31.0%. In comparison, Peoples recorded an income tax expense of $3.7 million for the same period in 2016, for an effective tax rate of 31.4%.
Peoples adopted the ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. In the first quarter of 2017, Peoples recorded a tax benefit of $104,000 associated with the adoption of this amendment for the tax benefit of awards that settled or vested in the quarter.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income (excluding all gains or losses) minus total non-interest expenses and, therefore, excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported for income before taxes in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Pre-Provision Net Revenue:
Income before income taxes	$12,661	$10,744	$11,649
Add: provision for loan losses	624	711	955
Add: net loss on loans held-for-sale and OREO	—	33	1
Add: net loss on other assets	3	76	30
Less: net gain on securities transactions	340	68	96
Pre-provision net revenue	$12,948	$11,496	$12,539
Total average assets	$3,446,351	$3,386,519	$3,272,635
Pre-provision net revenue to total average assets (a)	1.52%	1.35%	1.54%
(a) Presented on an annualized basis.
PPNR for the first quarter of 2017 was higher than the linked quarter of 2016 and slightly higher than the first quarter of 2016. The increase in the first quarter of 2017 from the prior periods were largely due to revenue fluctuation.
Core Non-Interest Income and Expense
Core non-interest income and expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-GAAP since they exclude the impact of system conversion revenue and costs, acquisition-related costs, pension settlement charges, search firm fees and legal settlement charges.
The following tables provide reconciliations of these non-GAAP measures to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Core non-interest income:
Total non-interest income	$13,334	$12,111	$13,054
Plus: system conversion revenue waived	—	85	—
Core non-interest income	$13,334	$12,196	$13,054

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$27,331	$27,282	$26,282
Less: system conversion costs	—	746	—
Core non-interest expense	$27,331	$26,536	$26,282

Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expenses (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and losses). This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Dollars in thousands)

Efficiency ratio:
Total non-interest expense	$27,331	$27,282	$26,282
Less: Amortization of other intangible assets	863	1,007	1,008
Adjusted total non-interest expense	$26,468	$26,275	$25,274
Total non-interest income	13,334	12,111	13,054
Net interest income	$26,945	$26,667	$25,767
Add: Fully tax-equivalent adjustment	513	517	508
Net interest income on a fully taxable-equivalent basis	$27,458	$27,184	$26,275
Adjusted revenue	$40,792	$39,295	$39,329
Efficiency ratio	64.89%	66.87%	64.26%
Core non-interest expenses	$27,331	$26,536	$26,282
Less: Amortization of other intangible assets	863	1,007	1,008
Adjusted non-interest expense	$26,468	$25,529	$25,274
Core non-interest income	$13,334	$12,196	$13,054
Net interest income on fully taxable-equivalent basis	$27,458	$27,184	$26,275
Adjusted core revenue	40,792	39,380	39,329
Efficiency ratio adjusted for non-core items	64.89%	64.83%	64.26%
The decrease in the efficiency ratio from the prior year first quarter was primarily due to increased revenues and the continued focus on expense management. The efficiency ratio had a slight increase for the first quarter of 2017 compared to the first quarter of 2016, due primarily to the increase in total non-interest expense.
Management is targeting an efficiency ratio of 62%-64% for the full year of 2017, absent acquisition-related costs and other non-core charges.

Return on Average Tangible Stockholders' Equity
The return on average tangible stockholders' equity ratio is a key financial measure used to monitor performance. The return on tangible stockholders' equity is calculated as net income (less after-tax impact of amortization of other intangible assets) divided by tangible stockholders' equity. This measure is non-GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

	At or For the Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Annualized Net Income Excluding Amortization of Other Intangible Assets:
Net income	$8,809	$7,408	$7,792	$7,962	$7,995
Add: amortization of other intangible assets	863	1,007	1,008	1,007	1,008
Less: tax effect (at 35% tax rate) of amortization of other intangible assets	302	352	353	352	353
Net income excluding amortization of other intangible assets	$9,370	$8,063	$8,447	$8,617	$8,650
Days in the quarter	90	92	92	91	91
Days in the year	365	366	366	366	366
Annualized net income	$35,725	$29,471	$30,999	$32,023	$32,156
Annualized net income excluding amortization of other intangible assets	$38,001	$32,077	$33,604	$34,657	$34,790
Average Tangible Stockholders' Equity:
Total average stockholders' equity	$438,990	$438,238	$438,606	$430,072	$423,543
Less: average goodwill and other intangible assets	145,546	146,489	147,466	148,464	149,528
Average tangible stockholders' equity	$293,444	$291,749	$291,140	$281,608	$274,015
Return on Average Stockholders' Equity Ratio:
Annualized net income	$35,725	$29,471	$30,999	$32,023	$32,156
Average stockholders' equity	$438,990	$438,238	$438,606	$430,072	$423,543
Return on average stockholders' equity	8.14%	6.72%	7.07%	7.45%	7.59%
Return on Average Tangible Stockholders' Equity Ratio:
Annualized net income excluding amortization of other intangible assets	$38,001	$32,077	$33,604	$34,657	$34,790
Average tangible stockholders' equity	$293,444	$291,749	$291,140	$281,608	$274,015
Return on average tangible stockholders' equity	12.95%	10.99%	11.54%	12.31%	12.70%

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2017, Peoples' interest-bearing deposits in other banks decreased slightly from December 31, 2016. The total cash and cash equivalent balances included $3.1 million of excess cash reserves being maintained at the Federal Reserve Bank at March 31, 2017, compared to $4.4 million at December 31, 2016. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2017, Peoples' total cash and cash equivalents decreased $1.8 million and $13.4 million, respectively. Peoples' net cash used in investing activities of $33.3 million exceeded cash provided by financing and operating activities of $18.1 million. Peoples' investing activities reflected purchases of $41.1 million in available-for-sale investments and a net increase of $23.5 million in loans, which were partially offset by $32.1 million in net proceeds from principal payments, calls and prepayments on available-for-sale investment securities. Financing activities included a net increase of $192.4 million in deposits which was offset partially by a net decrease of $169.9 million in borrowings and $3.5 million of cash dividends paid.
Through the first three months of 2016, Peoples' total cash and cash equivalents decreased $7.8 million as net cash used in investing activities was $42.1 million, which exceeded cash provided by financing and operating activities of $17.5 million and $16.8 million, respectively. Peoples' investing activities reflected a $31.9 million net increase in loans. Financing activities included a net increase in deposits of $51.2 million, offset partially by net payments of $25.3 million on short-term borrowings.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$—	$1,000	$1,001	$1,000	$2,004
States and political subdivisions	114,712	117,230	117,839	114,826	114,328
Residential mortgage-backed securities	640,299	626,567	607,452	620,819	650,674
Commercial mortgage-backed securities	16,424	19,291	23,283	23,789	24,258
Bank-issued trust preferred securities	4,964	4,899	4,783	4,536	4,330
Equity securities	10,562	8,953	7,785	7,648	6,600
Total fair value	$786,961	$777,940	$762,143	$772,618	$802,194
Total amortized cost	$782,947	$777,017	$743,878	$750,305	$785,544
Net unrealized gain	$4,014	$923	$18,265	$22,313	$16,650
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,818	$3,820	$3,823	$3,826	$3,828
Residential mortgage-backed securities	34,812	33,858	34,203	34,678	35,005
Commercial mortgage-backed securities	5,392	5,466	5,636	5,802	6,033
Total amortized cost	$44,022	$43,144	$43,662	$44,306	$44,866
Other investment securities, at cost	$38,371	$38,371	$38,443	$38,402	$38,402
Total investment portfolio:
Amortized cost	$865,340	$858,532	$825,983	$833,013	$868,812
Carrying value	$869,354	$859,455	$844,248	$855,326	$885,462
In the first quarter of 2017, the carrying value of investment securities increased $9.9 million from the linked quarter, due primarily to purchases of $42.4 million coupled with the increase in fair value of $3.1 million, offset partially by principal payments, calls and prepayments of $32.4 million.
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

The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total fair value	$2,702	$2,991	$3,288	$3,640	$4,046
Total amortized cost	$2,916	$3,206	$3,499	$3,843	$4,244
Net unrealized loss	$(214)	$(215)	$(211)	$(203)	$(198)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At March 31, 2017, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Unaudited Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Gross originated loans:
Commercial real estate, construction	$93,886	$84,626	$70,838	$88,672	$69,499
Commercial real estate, other	535,474	531,557	507,842	468,404	471,998
Commercial real estate	629,360	616,183	578,680	557,076	541,497
Commercial and industrial	384,548	378,131	351,340	322,512	308,649
Residential real estate	308,153	307,490	306,374	304,275	302,512
Home equity lines of credit	85,512	85,617	83,412	80,049	76,959
Consumer, indirect	283,106	252,024	229,334	205,980	182,428
Consumer, other	66,283	67,579	67,973	65,717	63,168
Consumer	349,389	319,603	297,307	271,697	245,596
Deposit account overdrafts	721	1,080	1,074	1,214	2,083
Total originated loans	$1,757,683	$1,708,104	$1,618,187	$1,536,823	$1,477,296
Gross acquired loans (a):
Commercial real estate, construction	$9,431	$10,100	$10,242	$10,321	$11,882
Commercial real estate, other	194,581	204,466	221,036	240,506	256,201
Commercial real estate	204,012	214,566	231,278	250,827	268,083
Commercial and industrial	44,189	44,208	48,702	55,840	59,161
Residential real estate	216,059	228,435	238,787	250,848	263,237
Home equity lines of credit	24,516	25,875	27,784	28,968	30,742
Consumer, indirect	656	808	952	1,136	1,369
Consumer, other	2,387	2,940	3,518	4,348	5,227
Consumer	3,043	3,748	4,470	5,484	6,596
Total acquired loans	$491,819	$516,832	$551,021	$591,967	$627,819
Total loans	$2,249,502	$2,224,936	$2,169,208	$2,128,790	$2,105,115

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Percent of loans to total loans:
Commercial real estate, construction	4.6%	4.3%	3.7%	4.7%	3.9%
Commercial real estate, other	32.4%	33.0%	33.8%	33.2%	34.5%
Commercial real estate	37.0%	37.3%	37.5%	37.9%	38.4%
Commercial and industrial	19.1%	19.0%	18.4%	17.8%	17.5%
Residential real estate	23.3%	24.1%	25.1%	26.1%	26.9%
Home equity lines of credit	4.9%	5.0%	5.1%	5.1%	5.1%
Consumer, indirect	12.6%	11.4%	10.6%	9.7%	8.8%
Consumer, other	3.1%	3.2%	3.3%	3.3%	3.2%
Consumer	15.7%	14.6%	13.9%	13.0%	12.0%
Deposit account overdrafts	—%	—%	—%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$399,279	$398,134	$389,090	$380,741	$383,531

(a)	Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
Period-end total loan balances increased $24.6 million, or 4% annualized, compared to December 31, 2016. Indirect consumer lending continued to be a key component of loan growth, as balances increased $30.9 million, or 49% annualized, compared to the fourth quarter of 2016. The growth in indirect consumer lending included diversification in the portfolio beyond automobile loans, including recreational vehicles and motorcycles. Commercial loans grew $9.0 million, or 3% annualized, with commercial and industrial loans growing $6.4 million, or 6% annualized, compared to the fourth quarter of 2016.
Compared to March 31, 2016, period-end loan balances increased $144.4 million, or 7%. The growth was primarily the result of indirect consumer loan growth of $100.0 million, or 54%. Commercial and industrial loan balances grew $60.9 million, or 17%. At March 31, 2017, indirect consumer loan balances comprised 13% of the total loan portfolio, compared to 11% at December 31, 2016 and 9% at March 31, 2016, while commercial and industrial loan balances comprised 19% of the total loan portfolio at March 31, 2017, compared to 19% at December 31, 2016 and 18% at March 31, 2016.
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2017:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$38,177	$36,027	$74,204	32.7%
Mixed commercial use facilities	13,105	27,880	$40,985	18.1%
Office buildings	1,139	30,500	31,639	14.0%
Assisted living facilities and nursing homes	7,102	4,722	11,824	5.2%
Light industrial	10,192	752	10,944	4.8%
Land development	6,582	2,537	9,119	4.0%
Residential property	2,719	4,733	7,452	3.3%
Other	24,301	24,787	40,497	17.9%
Total commercial real estate, construction	$103,317	$131,938	$226,664	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$35,770	$2,281	$38,051	5.0%
Non-owner occupied	41,823	929	42,752	5.6%
Total office buildings and complexes	77,593	3,210	80,803	10.6%
Apartment complexes	65,620	291	65,911	8.7%
Retail facilities:
Owner occupied	20,420	535	20,955	2.8%
Non-owner occupied	32,827	1,319	34,146	4.5%
Total retail facilities	53,247	1,854	55,101	7.3%
Mixed commercial use facilities:
Owner occupied	25,582	727	26,309	3.5%
Non-owner occupied	22,654	249	22,903	3.0%
Total mixed commercial use facilities	48,236	976	49,212	6.5%
Light industrial facilities:
Owner occupied	49,495	38	49,533	6.5%
Non-owner occupied	10,148	—	10,148	1.3%
Total light industrial facilities	59,643	38	59,681	7.8%
Lodging and lodging related	40,028	1,881	41,909	5.5%
Assisted living facilities and nursing homes	32,173	250	32,423	4.3%
Warehouse facilities	26,365	595	26,960	3.6%
Other	327,150	19,039	346,189	45.7%
Total commercial real estate, other	$730,055	$28,134	$758,189	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at both March 31, 2017 and December 31, 2016.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Commercial real estate	$7,066	$7,172	$7,490	$7,536	$7,492
Commercial and industrial	6,534	6,353	5,690	5,234	5,295
Total commercial	13,600	13,525	13,180	12,770	12,787
Residential real estate	1,145	982	1,120	1,296	1,258
Home equity lines of credit	675	688	686	684	733
Consumer, indirect	2,409	2,312	2,240	2,116	1,607
Consumer, other	438	518	592	631	549
Consumer	2,847	2,830	2,832	2,747	2,156
Deposit account overdrafts	111	171	143	144	125
Originated allowance for loan losses	18,378	18,196	17,961	17,641	17,059
Acquired allowance for loan losses	90	233	258	197	202
Allowance for loan losses	$18,468	$18,429	$18,219	$17,838	$17,261
As a percent of originated loans, net of deferred fees and costs	1.05%	1.08%	1.13%	1.16%	1.17%
At March 31, 2017, the allowance for loan losses increased to $18.5 million, compared to $17.3 million at March 31, 2016 and $18.4 million at December 31, 2016. The ratio of the allowance for loan losses as a percent of originated loans (which does not include acquired loan balances), net of deferred fees and costs, was 1.05% at March 31, 2017, compared to 1.17% at March 31, 2016 and 1.08% at December 31, 2016. The continual decline in this ratio has been primarily due to the continued stabilization of Peoples' asset quality metrics.
The significant allocations of allowance for loan losses to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and loan balances in these categories.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Gross charge-offs:
Commercial real estate, other	$—	$13	$28	$—	$28
Commercial and industrial	117	—	—	6	1,012
Residential real estate	108	63	146	234	168
Home equity lines of credit	3	15	29	19	10
Consumer, indirect	483	571	674	320	507
Consumer, other	40	185	177	105	115
Consumer	523	756	851	425	622
Deposit account overdrafts	349	229	210	171	163
Total gross charge-offs	1,100	1,076	1,264	855	2,003
Recoveries:
Commercial real estate, other	102	10	18	17	1,164
Commercial and industrial	—	56	—	250	—
Residential real estate	89	85	123	40	29
Home equity lines of credit	3	22	8	19	7
Consumer, indirect	206	333	253	291	182
Consumer, other	50	42	56	50	78
Consumer	256	375	309	341	260
Deposit account overdrafts	65	27	41	38	70
Total recoveries	515	575	499	705	1,530
Net charge-offs (recoveries):
Commercial real estate, other	(102)	3	10	(17)	(1,136)
Commercial and industrial	117	(56)	—	(244)	1,012
Residential real estate	19	(22)	23	194	139
Home equity lines of credit	—	(7)	21	—	3
Consumer, indirect	277	238	421	29	325
Consumer, other	(10)	143	121	55	37
Consumer	267	381	542	84	362
Deposit account overdrafts	284	202	169	133	93
Total net charge-offs	$585	$501	$765	$150	$473

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate	(0.01)%	—%	—%	—%	(0.22)%
Commercial and industrial	0.02%	(0.01)%	—%	(0.05)%	0.19%
Residential real estate	—%	—%	—%	0.04%	0.03%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.06%	0.04%	0.02%	0.02%
Consumer, other	—%	—%	0.07%	—%	0.05%
Consumer	0.05%	0.06%	0.11%	0.02%	0.07%
Deposit account overdrafts	0.05%	0.04%	0.03%	0.02%	0.02%
Total	0.11%	0.09%	0.14%	0.03%	0.09%
Peoples recorded net charge-offs of $585,000 for the three months ended March 31, 2017, resulting in an annualized net charge-off rate of 0.11%. The commercial real estate loan recovery during the first quarter of 2016 was due to a $1.0 million recovery on a relationship that had previously been charged-off.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Loans 90+ days past due and accruing:
Commercial real estate, other	$456	$1,506	$1,636	$3,982	$2,763
Commercial and industrial	1,358	387	452	459	2,074
Residential real estate	1,020	1,855	1,792	1,421	1,707
Home equity lines of credit	111	—	199	—	184
Consumer, indirect	61	—	82	—	—
Consumer, other	—	23	—	7	18
Consumer	61	23	82	7	18
Total loans 90+ days past due and accruing	3,006	3,771	4,161	5,869	6,746
Nonaccrual loans:
Commercial real estate, construction	819	826	855	877	891
Commercial real estate, other	8,893	10,792	10,020	7,154	7,220
Commercial real estate	9,712	11,618	10,875	8,031	8,111
Commercial and industrial	639	1,620	1,365	1,714	500
Residential real estate	4,019	4,481	3,951	3,429	2,966
Home equity lines of credit	438	554	458	426	308
Consumer, indirect	153	9	—	—	—
Consumer, other	1	81	—	—	30
Consumer	154	90	—	—	30
Total nonaccrual loans	14,962	18,363	16,649	13,600	11,915

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	558	751	742	123	107
Commercial and industrial	910	482	384	394	374
Residential real estate	1,699	1,614	1,484	1,354	1,022
Home equity lines of credit	102	60	47	52	65
Consumer, indirect	58	6	30	46	82
Consumer, other	4	49	10	13	14
Consumer	62	55	40	59	96
Total nonaccrual TDRs	3,331	2,962	2,697	1,982	1,664
Total nonperforming loans (NPLs)	21,299	25,096	23,507	21,451	20,325
Other real estate owned (OREO):
Commercial	545	594	594	597	597
Residential	132	67	125	82	82
Total OREO	677	661	719	679	679
Total nonperforming assets (NPAs)	$21,976	$25,757	$24,226	$22,130	$21,004
Criticized loans (a)(c)	101,284	99,182	99,294	106,616	119,368
Classified loans (b)(c)	56,503	57,736	53,755	51,762	57,409
Asset Quality Ratios:
NPLs as a percent of total loans	0.95%	1.13%	1.08%	1.01%	0.97%
NPAs as a percent of total assets	0.64%	0.75%	0.72%	0.66%	0.64%
NPAs as a percent of total loans and OREO	0.98%	1.16%	1.11%	1.04%	1.00%
Allowance for loan losses as a percent of NPLs	86.71%	73.43%	77.50%	83.16%	84.92%
Criticized loans as a percent of total loans (a)	4.50%	4.46%	4.58%	5.01%	5.67%
Classified loans as a percent of total loans (b)	2.51%	2.59%	2.48%	2.43%	2.73%
(a) Includes loans categorized as watch, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
Nonperforming assets decreased to 0.98% of total loans and OREO at March 31, 2017, compared to 1.16% at December 31, 2016, due to several payoffs on larger relationships during the quarter.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Non-interest-bearing deposits	$785,047	$734,421	$745,468	$699,695	$716,202
Interest-bearing deposits:
Retail certificates of deposit (a)	353,918	360,464	390,568	418,748	417,043
Money market deposit accounts	386,999	407,754	411,111	401,828	395,022
Governmental deposit accounts	330,477	251,671	286,716	300,639	313,904
Savings accounts	445,720	436,344	438,087	438,952	434,381
Interest-bearing demand accounts	292,187	278,975	270,490	235,473	254,241
Brokered certificates of deposits (a)	107,817	40,093	33,017	37,636	56,290
Total interest-bearing deposits	1,917,118	1,775,301	1,829,989	1,833,276	1,870,881
Total deposits	$2,702,165	$2,509,722	$2,575,457	$2,532,971	$2,587,083

(a)	Prior periods reclassified.

Total deposits increased $192.4 million, or 8%, during the first quarter of 2017, attributable to an increase of $141.8 million in interest-bearing deposits and $50.6 million in non-interest-bearing deposits. Growth during the first quarter of 2017 was mainly due to an increase of $78.8 million in governmental deposits, $67.7 million in brokered certificates of deposit and $50.6 million in non-interest-bearing deposits. Balances in governmental deposits are seasonally higher in the first quarter of each year. The increase in brokered certificates of deposit was the result of adding relatively shorter term funding on the balance sheet. Over 40% of the increase in non-interest-bearing deposits was due to an increase in one commercial customer's account, with the remaining increase in both commercial and individual customer accounts.
Total deposits increased $115.1 million, or 4%, compared to March 31, 2016, with $68.8 million of growth in non-interest-bearing deposits, $51.5 million in brokered certificates of deposit and $46.2 million in interest-bearing demand deposits. The increase in non-interest-bearing and interest-bearing demand deposits was due to overall customer activity for both commercial and individual customers, with no significant change in any one deposit account. The increase in brokered certificates of deposit was the result of adding relatively shorter term funding on the balance sheet.
Non-interest-bearing deposits comprised 29% of total deposits at each of March 31, 2017 and December 31, 2016, compared to 28% at March 31, 2016.
Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail certificates of deposit ("CDs").
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Short-term borrowings:
FHLB advances	$32,000	$231,000	$90,000	$103,000	$63,000
Retail repurchase agreements	73,752	74,607	72,807	70,512	72,068
Total short-term borrowings	105,752	305,607	162,807	173,512	135,068
Long-term borrowings:
FHLB advances	127,581	98,282	100,743	101,214	66,474
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(45)	(51)	(57)	(63)	(69)
Junior subordinated debt securities	6,970	6,924	6,877	6,829	6,783
Total long-term borrowings	174,506	145,155	147,563	147,980	113,188
Total borrowed funds	$280,258	$450,762	$310,370	$321,492	$248,256
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Peoples' short-term FHLB advances decreased $199.0 million compared to the fourth quarter of 2016 as deposit growth funded loan growth during the first quarter of 2017. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
In light of the recent interest rate environment, Peoples took action on $80 million of long-term borrowings that were scheduled to mature in 2018, with interest rates ranging from 2.79% to 3.92%. During the first quarter of 2017, and throughout 2016, these actions included:

▪
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which will become effective in 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%.

▪
During the fourth quarter of 2016, Peoples entered into two $5.0 million forward starting interest rate swaps, which become effective in 2018 and mature in 2022 and 2026, with interest rates of 1.56% and 1.83%.

▪	During the second quarter of 2016, Peoples executed the following transactions to take advantage of the low interest rates, which included:

•
Peoples restructured $20.0 million of FHLB borrowings that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which had an interest rate of 2.17% and matures in 2026.

•	Peoples entered into three $10.0 million forward starting interest rate swaps, which become effective in 2018 and mature between 2023 and 2025, with interest rates ranging from 1.49% to 1.56%.

Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which had interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At March 31, 2017, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the existing risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2017, Peoples' had a capital conservation buffer of 6.27%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2017.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Capital Amounts:
Common Equity Tier 1	$310,856	$306,506	$301,222	$295,148	$288,787
Tier 1	317,826	313,430	308,099	301,977	295,569
Total (Tier 1 and Tier 2)	340,147	334,957	328,948	322,413	314,896
Net risk-weighted assets	$2,382,874	$2,373,359	$2,309,951	$2,265,022	$2,203,776
Capital Ratios:
Common Equity Tier 1	13.05%	12.91%	13.04%	13.03%	13.10%
Tier 1	13.34%	13.21%	13.34%	13.33%	13.41%
Total (Tier 1 and Tier 2)	14.27%	14.11%	14.24%	14.23%	14.29%
Leverage ratio	9.60%	9.66%	9.71%	9.56%	9.45%
Peoples' capital ratios increased compared to December 31, 2016, largely due to net income increasing stockholders' equity, along with relatively stable net risk-weighted assets. Compared to March 31, 2016, the declines in capital ratios were mostly attributable to increases in net risk-weighted assets due to loan growth. Peoples continues to be well above the amounts required to be considered "well capitalized" under applicable banking regulations.
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

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Tangible equity:
Total stockholders' equity	$443,009	$435,261	$440,637	$437,753	$428,486
Less: goodwill and other intangible assets	145,505	146,018	147,005	147,971	148,997
Tangible equity	$297,504	$289,243	$293,632	$289,782	$279,489

Tangible assets:
Total assets	$3,459,276	$3,432,348	$3,363,585	$3,333,455	$3,294,929
Less: goodwill and other intangible assets	145,505	146,018	147,005	147,971	148,997
Tangible assets	$3,313,771	$3,286,330	$3,216,580	$3,185,484	$3,145,932

Tangible book value per common share:
Tangible equity	$297,504	$289,243	$293,632	$289,782	$279,489
Common shares outstanding	18,270,508	18,200,067	18,195,986	18,185,708	18,157,932

Tangible book value per common share	$16.28	$15.89	$16.14	$15.93	$15.39

Tangible equity to tangible assets ratio:
Tangible equity	$297,504	$289,243	$293,632	$289,782	$279,489
Tangible assets	$3,313,771	$3,286,330	$3,216,580	$3,185,484	$3,145,932

Tangible equity to tangible assets	8.98%	8.80%	9.13%	9.10%	8.88%
The increase in the tangible equity to tangible assets ratio at March 31, 2017 compared to December 31, 2016 was mostly due to net income, coupled with a slight recovery in the market value of investment securities. Compared to March 31, 2016, tangible equity to tangible assets increased, mainly due to the quarterly net income. Peoples' tangible book value increased 2% compared to December 31, 2016, and 6% compared to March 31, 2016. The increases were driven by higher tangible equity due to quarterly net income.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2016 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
300	$3,074	2.8%	$(1,100)	(1.0)%	$(94,698)	(14.0)%	$(88,004)	(15.0)%
200	2,709	2.5%	83	0.1%	(64,940)	(9.6)%	(57,925)	(9.9)%
100	1,753	1.6%	603	0.6%	(32,919)	(4.9)%	(27,441)	(4.7)%
At March 31, 2017, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Unaudited Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2017, Peoples had 7 interest rate swaps with a notional value of $60.0 million.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2016 Form 10-K.
At March 31, 2017, Peoples had liquid assets of $128.3 million, which represented 3.3% of total assets and unfunded commitments. This amount exceeded the minimal level of $76.8 million, or 2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $72.7 million of unpledged investment securities not included in the measurement of liquid assets.
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
Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the performance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Home equity lines of credit	$86,037	$85,024	$83,267	$85,139	$84,826
Unadvanced construction loans	116,168	119,075	100,484	88,342	70,389
Other loan commitments	267,132	269,669	268,259	242,914	245,679
Loan commitments	$469,337	$473,768	$452,010	$416,395	$400,894
Standby letters of credit	$25,797	$25,651	$27,072	$22,065	$22,376
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2017, Peoples had 7 interest rate swaps with a notional value of $60.0 million. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances and their expected replacement dates.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of March 31, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of March 31, 2017, Peoples has no minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.
There have been no other material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2016 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2017:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 -31, 2017	1,535	(2)(3)	$31.52	—	$15,049,184
February 1- 28, 2017	6,891	(2)	$31.58	—	15,049,184
March 1- 31, 2017	333	(3)	$32.75	—	15,049,184
Total	8,759		$31.61	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended March 31, 2017.

(2)	Information reported includes 468 common shares and 6,891 common shares withheld in January and February, respectively, to pay income tax associated with vested restricted common shares.

(3)
Information reported includes 1,067 and 333 common shares purchased in open market transactions during January and March, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 64.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 27, 2017	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 27, 2017	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting all amendments) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Exhibit Number	Description	Exhibit Location
10.1	Change in Control Agreement between Peoples Bancorp Inc. and Douglas V. Wyatt (adopted May 2, 2016)*	Filed herewith

10.2
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after (January 29, 2015)*
Filed herewith

10.3
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after (January 29, 2015)*
Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 0-16772)

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

*Management Compensation Plan or Agreement

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.