Form 10-Q
period 2017-06-30
PEOPLES BANCORP INC
filed 2017-07-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2017

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,275,995 common shares, without par value, at July 26, 2017.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
(Dollars in thousands)
Assets
Cash and due from banks	$56,310	$58,129
Interest-bearing deposits in other banks	16,122	8,017
Total cash and cash equivalents	72,432	66,146
Available-for-sale investment securities, at fair value (amortized cost of $792,803 at June 30, 2017 and $777,017 at December 31, 2016)	799,088	777,940
Held-to-maturity investment securities, at amortized cost (fair value of $43,768 at June 30, 2017 and $43,227 at December 31, 2016)	43,060	43,144
Other investment securities, at cost	38,371	38,371
Total investment securities	880,519	859,455
Loans, net of deferred fees and costs	2,294,359	2,224,936
Allowance for loan losses	(18,815)	(18,429)
Net loans	2,275,544	2,206,507
Loans held for sale	3,420	4,022
Bank premises and equipment, net	52,188	53,616
Bank owned life insurance	61,214	60,225
Goodwill	132,631	132,631
Other intangible assets	12,061	13,387
Other assets	35,117	36,359
Total assets	$3,525,126	$3,432,348
Liabilities
Deposits:
Non-interest-bearing	$772,061	$734,421
Interest-bearing	1,905,083	1,775,301
Total deposits	2,677,144	2,509,722
Short-term borrowings	142,532	305,607
Long-term borrowings	219,014	145,155
Accrued expenses and other liabilities	35,083	36,603
Total liabilities	3,073,773	2,997,087
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2017 and December 31, 2016	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,945,490 shares issued at June 30, 2017 and 18,939,091 shares issued at December 31, 2016, including shares in treasury	344,211	344,404
Retained earnings	121,590	110,294
Accumulated other comprehensive income (loss), net of deferred income taxes	1,439	(1,554)
Treasury stock, at cost, 701,382 shares at June 30, 2017 and 795,758 shares at December 31, 2016	(15,887)	(17,883)
Total stockholders’ equity	451,353	435,261
Total liabilities and stockholders’ equity	$3,525,126	$3,432,348

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$25,464	$23,391	$49,763	$46,357
Interest and dividends on taxable investment securities	4,956	4,738	9,665	9,419
Interest on tax-exempt investment securities	762	781	1,556	1,561
Other interest income	26	11	41	27
Total interest income	31,208	28,921	61,025	57,364
Interest expense:
Interest on deposits	1,729	1,503	3,216	3,104
Interest on short-term borrowings	233	105	484	192
Interest on long-term borrowings	1,156	1,005	2,290	1,993
Total interest expense	3,118	2,613	5,990	5,289
Net interest income	28,090	26,308	55,035	52,075
Provision for loan losses	947	727	1,571	1,682
Net interest income after provision for loan losses	27,143	25,581	53,464	50,393
Non-interest income:
Insurance income	3,414	3,299	7,516	7,797
Trust and investment income	2,977	2,776	5,659	5,158
Electronic banking income	2,587	2,567	5,148	5,102
Deposit account service charges	2,294	2,563	4,723	5,166
Commercial loan swap fee income	651	264	919	428
Bank owned life insurance income	496	253	989	420
Mortgage banking income	467	265	854	425
Net gain (loss) on asset disposals and other transactions	109	(769)	106	(800)
Net gain on investment securities	18	767	358	863
Other non-interest income	704	380	1,116	925
Total non-interest income	13,717	12,365	27,388	25,484
Non-interest expense:
Salaries and employee benefit costs	15,049	13,972	30,545	28,297
Net occupancy and equipment expense	2,648	2,581	5,361	5,387
Professional fees	1,529	2,123	3,139	3,582
Electronic banking expense	1,525	1,485	3,039	2,918
Data processing and software expense	1,096	1,013	2,238	1,762
Amortization of other intangible assets	871	1,007	1,734	2,015
Franchise tax expense	584	483	1,167	1,021
FDIC insurance expense	457	540	890	1,157
Communication expense	390	584	800	1,212
Marketing expense	354	414	634	812
Foreclosed real estate and other loan expenses	179	100	375	351
Other non-interest expense	1,998	2,203	4,089	4,273
Total non-interest expense	26,680	26,505	54,011	52,787
Income before income taxes	14,180	11,441	26,841	23,090
Income tax expense	4,414	3,479	8,266	7,133
Net income	$9,766	$7,962	$18,575	$15,957
Earnings per common share - basic	$0.54	$0.44	$1.02	$0.88
Earnings per common share - diluted	$0.53	$0.44	$1.02	$0.88
Weighted-average number of common shares outstanding - basic	18,044,574	17,980,797	18,037,333	18,026,272
Weighted-average number of common shares outstanding - diluted	18,203,752	18,113,812	18,195,715	18,154,260
Cash dividends declared	$3,645	$2,904	$7,279	$5,652
Cash dividends declared per common share	$0.20	$0.16	$0.40	$0.31

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$9,766	$7,962	$18,575	$15,957
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	2,272	6,421	5,684	18,750
Related tax expense	(795)	(2,247)	(1,989)	(6,563)
Less: reclassification adjustment for gain included in net income	18	767	358	863
Related tax expense	(6)	(268)	(125)	(302)
Net effect on other comprehensive income	1,465	3,675	3,462	11,626
Defined benefit plans:
Net (loss) gain arising during the period	(1)	2	—	2
Related tax expense	—	(1)	—	(1)
Amortization of unrecognized loss and service cost on benefit plans	24	46	47	45
Related tax expense	(8)	(16)	(16)	(15)
Net effect on other comprehensive income	15	31	31	31
Cash flow hedges:
Net loss arising during the period	(666)	(252)	(769)	(252)
Related tax benefit	233	88	269	88
Net effect on other comprehensive loss	(433)	(164)	(500)	(164)
Total other comprehensive income, net of tax expense	1,047	3,542	2,993	11,493
Total comprehensive income	$10,813	$11,504	$21,568	$27,450
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
Net income	—	18,575	—	—	18,575
Other comprehensive income, net of tax	—	—	2,993	—	2,993
Cash dividends declared	—	(7,279)	—	—	(7,279)
Exercise of stock appreciation rights	(6)	—	—	6	—
Reissuance of treasury stock for common stock awards	(1,550)	—	—	1,553	3
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	500	500
Repurchase of treasury stock in connection with employee incentive plan and for Boards of Directors compensation plan	—	—	—	(324)	(324)
Common shares issued under dividend reinvestment plan	246	—	—	—	246
Common shares issued under compensation plan for Boards of Directors	54	—	—	131	185
Common shares issued under employee stock purchase plan	52	—	—	130	182
Stock-based compensation expense	1,011	—	—	—	1,011
Balance, June 30, 2017	$344,211	$121,590	$1,439	$(15,887)	$451,353

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$26,608	$32,135
Investing activities:
Available-for-sale investment securities:
Purchases	(96,177)	(65,889)
Proceeds from sales	581	30,590
Proceeds from principal payments, calls and prepayments	74,342	60,112
Held-to-maturity investment securities:
Purchases	(1,310)	—
Proceeds from principal payments	1,197	1,208
Net increase in loans	(67,735)	(54,247)
Net expenditures for bank premises and equipment	(1,581)	(3,785)
Proceeds from sales of other real estate owned	50	141
Bank owned life insurance	—	(35,000)
Business acquisitions, net of cash received	(450)	(244)
Return of (investment in) limited partnership and tax credit funds	5	(2,878)
Net cash used in investing activities	(91,078)	(69,992)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	37,640	(18,244)
Net increase in interest-bearing deposits	129,768	15,332
Net (decrease) increase in short-term borrowings	(163,075)	13,126
Proceeds from long-term borrowings	75,000	55,000
Payments on long-term borrowings	(1,244)	(21,429)
Cash dividends paid	(7,003)	(5,423)
Purchase of treasury stock under share repurchase program	—	(4,965)
Repurchase of treasury stock in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(324)	(316)
(Payments for) proceeds from issuance of common shares	(6)	8
Excess tax expense from share-based payment awards	—	(3)
Net cash provided by financing activities	70,756	33,086
Net increase (decrease) in cash and cash equivalents	6,286	(4,771)
Cash and cash equivalents at beginning of period	66,146	71,115
Cash and cash equivalents at end of period	$72,432	$66,344

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2016 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2017 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2016, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2016 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' consolidated financial statements taken as a whole.
May, Accounting Standards Update ("ASU") 2017-09 - Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Modification is currently defined as "a change in any of the terms or conditions of a share-based payment award." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
March, ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
March, ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments will improve the consistency, transparency, and usefulness of financial information and will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required, and it will have no impact on Peoples' consolidated financial statements as the accrual for pension plan benefits for all participants was frozen as of March 1, 2011.
January, ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
January, ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consideration. In a separate ASU (Phase 2 of the project) that is expected to be issued shortly after this ASU, the FASB provides clarifying guidance for partial sales or transfers of assets within the scope of Subtopic 610-20 and the corresponding accounting for retained interest. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
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
This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples will adopt this new accounting guidance in 2018, as required, and anticipates implementing the new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. Peoples' preliminary analysis indicates that certain non-interest income financial statement line items contain revenue streams that are in the scope of this update. Based on Peoples’ evaluation to date, Peoples does not expect the adoption of this accounting guidance to have a significant impact on Peoples’ financial condition or results of operations; however, the review is ongoing. Peoples will continue to evaluate the impact of this accounting guidance, including any additional guidance issued, during the completion of this internal assessment.
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
The new CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples is currently evaluating the impact that the CECL model will have on Peoples' financial statements and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan loss provision as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Peoples has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on Peoples financial condition or results of operations.

March, ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. The amendments also allow an employer to repurchase more of an employee’s shares than it could under previous guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Peoples adopted this pronouncement as of January 1, 2017, and will continue using an estimated forfeiture rate. In the first six months of 2017, Peoples recorded a tax benefit of $104,000 associated with the adoption of this ASU for the tax benefit of awards that settled or vested during the year, with the majority recorded in the first quarter of 2017.
February, ASU 2016-02 - Leases (Topic 842): The amendment was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU will require both finance and operating leases to be recognized on the balance sheet. The ASU will affect all companies and organizations that lease real estate. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
January, ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU are intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The amendments require equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any,) from observable price changes in orderly transactions for similar investments of the same issuer. The ASU will be effective for fiscal years beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements which may result in an impact to the income statement on a quarterly and annual basis, as market values fluctuate. Peoples will adopt this accounting guidance as of the required effective date. As of June 30, 2017, Peoples had net unrealized gains on equity securities of $8.1 million.

Note 2.  Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis were comprised of the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
June 30, 2017
Obligations of:
States and political subdivisions	$111,390	$—	$111,390	$—
Residential mortgage-backed securities	664,341	—	664,341	—
Commercial mortgage-backed securities	8,092	—	8,092	—
Bank-issued trust preferred securities	5,144	—	5,144	—
Equity securities	10,121	9,898	223	—
Total available-for-sale securities	$799,088	$9,898	$789,190	$—
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	117,230	—	117,230	—
Residential mortgage-backed securities	626,567	—	626,567	—
Commercial mortgage-backed securities	19,291	—	19,291	—
Bank-issued trust preferred securities	4,899	—	4,899	—
Equity securities	8,953	8,734	219	—
Total available-for-sale securities	$777,940	$8,734	$769,206	$—

Held-to-maturity securities reported at fair value were comprised of the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Obligations of:
States and political subdivisions	$4,496	$—	$4,496	$—
Residential mortgage-backed securities	34,337	—	34,337	—
Commercial mortgage-backed securities	4,935	—	4,935	—
Total held-to-maturity securities	$43,768	$—	$43,768	$—
December 31, 2016
Obligations of:
States and political subdivisions	$4,041	$—	$4,041	$—
Residential mortgage-backed securities	33,762	—	33,762	—
Commercial mortgage-backed securities	5,424	—	5,424	—
Total held-to-maturity securities	$43,227	$—	$43,227	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At June 30, 2017, impaired loans with an aggregate outstanding principal balance of $34.0 million were measured and reported at a fair value of $28.0 million.  For the three and six months ended June 30, 2017, Peoples recognized $159,000 and $324,000 of recoveries on impaired loans, respectively, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,432	$72,432	$66,146	$66,146
Investment securities	880,519	881,227	859,455	859,538
Loans (1)	2,278,964	2,221,000	2,210,529	2,152,544
Financial liabilities:
Deposits	$2,677,144	$2,679,002	$2,509,722	$2,512,647
Short-term borrowings	142,532	142,532	305,607	305,607
Long-term borrowings	219,014	219,069	145,155	145,106
Cash flow hedges (2)	980	980	1,779	1,779
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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of:
States and political subdivisions	$109,124	$2,454	$(188)	$111,390
Residential mortgage-backed securities	668,410	4,259	(8,328)	664,341
Commercial mortgage-backed securities	8,056	55	(19)	8,092
Bank-issued trust preferred securities	5,182	172	(210)	5,144
Equity securities	2,031	8,154	(64)	10,121
Total available-for-sale securities	$792,803	$15,094	$(8,809)	$799,088
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,000
States and political subdivisions	115,657	1,836	(263)	117,230
Residential mortgage-backed securities	633,802	3,758	(10,993)	626,567
Commercial mortgage-backed securities	19,337	41	(87)	19,291
Bank-issued trust preferred securities	5,169	91	(361)	4,899
Equity securities	2,052	6,969	(68)	8,953
Total available-for-sale securities	$777,017	$12,695	$(11,772)	$777,940
Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both June 30, 2017 and December 31, 2016.  At June 30, 2017, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross gains realized	$18	$767	$358	$863
Gross losses realized	—	—	—	—
Net gain realized	$18	$767	$358	$863
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2017
Obligations of:
States and political subdivisions	$10,705	$188	7	$—	$—	—	$10,705	$188
Residential mortgage-backed securities	398,313	$6,027	102	54,140	$2,301	26	452,453	8,328
Commercial mortgage-backed securities	4,122	19	2	—	—	—	4,122	19
Bank-issued trust preferred securities	—	—	—	2,788	210	3	2,788	210
Equity securities	278	—	1	112	64	1	390	64
Total	$413,418	$6,234	112	$57,040	$2,575	30	$470,458	$8,809
December 31, 2016
Obligations of:
States and political subdivisions	$23,501	$263	28	$—	$—	—	$23,501	$263
Residential mortgage-backed securities	427,088	8,495	108	46,631	2,498	22	473,719	10,993
Commercial mortgage-backed securities	7,770	87	4	—	—	—	7,770	87
Bank-issued trust preferred securities	—	—	—	2,637	361	3	2,637	361
Equity securities	263	3	1	110	65	1	373	68
Total	$458,622	$8,848	141	$49,378	$2,924	26	$508,000	$11,772
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At June 30, 2017, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2017 and December 31, 2016 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2017, approximately 98% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 2%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the three positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.4 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2017 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$495	$12,974	$28,806	$66,849	$109,124
Residential mortgage-backed securities	112	14,193	42,516	611,589	668,410
Commercial mortgage-backed securities	—	6,427	—	1,629	8,056
Bank-issued trust preferred securities	—	—	2,184	2,998	5,182
Equity securities					2,031
Total available-for-sale securities	$607	$33,594	$73,506	$683,065	$792,803
Fair value
Obligations of:
States and political subdivisions	$501	$13,094	$29,350	$68,445	$111,390
Residential mortgage-backed securities	114	14,128	42,602	607,497	664,341
Commercial mortgage-backed securities	—	6,481	—	1,611	8,092
Bank-issued trust preferred securities	—	—	2,356	2,788	5,144
Equity securities					10,121
Total available-for-sale securities	$615	$33,703	$74,308	$680,341	$799,088
Total weighted-average yield	4.59%	3.48%	3.37%	3.04%	3.11%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of:
States and political subdivisions	$3,815	$681	$—	$4,496
Residential mortgage-backed securities	34,264	471	(398)	34,337
Commercial mortgage-backed securities	4,981	—	(46)	4,935
Total held-to-maturity securities	$43,060	$1,152	$(444)	$43,768
December 31, 2016
Obligations of:
States and political subdivisions	$3,820	$221	$—	$4,041
Residential mortgage-backed securities	33,858	432	(528)	33,762
Commercial mortgage-backed securities	5,466	—	(42)	5,424
Total held-to-maturity securities	$43,144	$653	$(570)	$43,227
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or six months ended June 30, 2017 and 2016.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2017
Residential mortgage-backed securities	$11,551	$345	2	$946	$53	1	$12,497	$398
Commercial mortgage-backed securities	4,935	46	1	—	—	—	4,935	46
Total	$16,486	$391	3	$946	$53	1	$17,432	$444
December 31, 2016
Residential mortgage-backed securities	$12,139	$476	3	$963	$52	1	$13,102	$528
Commercial mortgage-backed securities	5,424	42	1	—	—	—	5,424	42
Total	$17,563	$518	4	$963	$52	1	$18,526	$570
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$316	$2,979	$520	$3,815
Residential mortgage-backed securities	—	—	6,856	27,408	34,264
Commercial mortgage-backed securities	—	—	—	4,981	4,981
Total held-to-maturity securities	$—	$316	$9,835	$32,909	$43,060
Fair value
Obligations of:
States and political subdivisions	$—	$321	$3,626	$549	$4,496
Residential mortgage-backed securities	—	—	6,967	27,370	34,337
Commercial mortgage-backed securities	—	—	—	4,935	4,935
Total held-to-maturity securities	$—	$321	$10,593	$32,854	$43,768
Total weighted-average yield	—%	3.73%	3.11%	3.40%	3.33%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $551.4 million and $517.9 million at June 30, 2017 and December 31, 2016, respectively, and held-to-maturity investment securities with carrying values of $19.3 million and $20.0 million at June 30, 2017 and December 31, 2016, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $8.3 million and $9.2 million at June 30, 2017 and December 31, 2016, respectively, and held-to-maturity securities with carrying values of $21.5 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4.  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter in a business combination. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances, excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$103,039	$84,626
Commercial real estate, other	567,537	531,557
Commercial real estate	670,576	616,183
Commercial and industrial	392,097	378,131
Residential real estate	306,385	307,490
Home equity lines of credit	88,229	85,617
Consumer, indirect	305,580	252,024
Consumer, other	67,287	67,579
Consumer	372,867	319,603
Deposit account overdrafts	521	1,080
Total originated loans	$1,830,675	$1,708,104
Acquired loans:
Commercial real estate, construction	$9,130	$10,100
Commercial real estate, other	182,682	204,466
Commercial real estate	191,812	214,566
Commercial and industrial	39,376	44,208
Residential real estate	206,502	228,435
Home equity lines of credit	23,481	25,875
Consumer, indirect	533	808
Consumer, other	1,980	2,940
Consumer	2,513	3,748
Total acquired loans	$463,684	$516,832
Loans, net of deferred fees and costs	$2,294,359	$2,224,936
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate, other	$8,969	$11,476
Commercial and industrial	1,247	1,573
Residential real estate	21,128	23,306
Consumer	50	76
Total outstanding balance	$31,394	$36,431
Net carrying amount	$21,974	$26,524

Changes in the accretable yield for purchased credit impaired loans for the six months ended June 30, 2017 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2016	$7,132
Accretion	(876)
Balance, June 30, 2017	$6,256
Cash flows expected to be collected on acquired purchased credit impaired loans are estimated by incorporating several key assumptions, similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $512.7 million and $542.5 million at June 30, 2017 and December 31, 2016, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $128.3 million and $152.0 million at June 30, 2017 and December 31, 2016, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$797	$826	$—	$—
Commercial real estate, other	7,133	9,934	—	—
Commercial real estate	7,930	10,760	—	—
Commercial and industrial	950	1,712	782	—
Residential real estate	3,402	3,778	167	183
Home equity lines of credit	351	383	—	—
Consumer, indirect	240	130	—	10
Consumer, other	24	11	—	—
Consumer	264	141	—	10
Total originated loans	$12,897	$16,774	$949	$193
Acquired loans:
Commercial real estate, other	$913	$1,609	$224	$1,506
Commercial and industrial	497	390	137	387
Residential real estate	2,412	2,317	1,239	1,672
Home equity lines of credit	200	231	34	—
Consumer, indirect	—	—	—	13
Consumer, other	2	4	—	—
Consumer	2	4	—	13
Total acquired loans	$4,024	$4,551	$1,634	$3,578
Total loans	$16,921	$21,325	$2,583	$3,771
During the first six months of 2017, Peoples' nonaccrual loans and loans 90+ days past due and accruing declined largely due to several payoffs on larger relationships.

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$797	$797	$102,242	$103,039
Commercial real estate, other	1,353	119	6,836	8,308	559,229	567,537
Commercial real estate	1,353	119	7,633	9,105	661,471	670,576
Commercial and industrial	1,321	169	1,245	2,735	389,362	392,097
Residential real estate	1,842	1,034	1,233	4,109	302,276	306,385
Home equity lines of credit	251	64	192	507	87,722	88,229
Consumer, indirect	1,191	365	104	1,660	303,920	305,580
Consumer, other	361	26	13	400	66,887	67,287
Consumer	1,552	391	117	2,060	370,807	372,867
Deposit account overdrafts	—	—	—	—	521	521
Total originated loans	$6,319	$1,777	$10,420	$18,516	$1,812,159	$1,830,675
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$9,130	$9,130
Commercial real estate, other	375	64	371	810	181,872	182,682
Commercial real estate	375	64	371	810	191,002	191,812
Commercial and industrial	441	9	539	989	38,387	39,376
Residential real estate	1,403	1,019	2,775	5,197	201,305	206,502
Home equity lines of credit	317	86	184	587	22,894	23,481
Consumer, indirect	11	—	—	11	522	533
Consumer, other	48	4	—	52	1,928	1,980
Consumer	59	4	—	63	2,450	2,513
Total acquired loans	$2,595	$1,182	$3,869	$7,646	$456,038	$463,684
Total loans	$8,914	$2,959	$14,289	$26,162	$2,268,197	$2,294,359

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2016
Originated loans:
Commercial real estate, construction	$—	$—	$826	$826	$83,800	$84,626
Commercial real estate, other	1,420	225	9,305	10,950	520,607	531,557
Commercial real estate	1,420	225	10,131	11,776	604,407	616,183
Commercial and industrial	1,305	700	1,465	3,470	374,661	378,131
Residential real estate	7,288	1,019	1,895	10,202	297,288	307,490
Home equity lines of credit	316	45	248	609	85,008	85,617
Consumer, indirect	2,080	273	77	2,430	249,594	252,024
Consumer, other	346	38	—	384	67,195	67,579
Consumer	2,426	311	77	2,814	316,789	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$12,755	$2,300	$13,816	$28,871	$1,679,233	$1,708,104
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,060	$10,100
Commercial real estate, other	1,220	208	2,271	3,699	200,767	204,466
Commercial real estate	1,220	208	2,311	3,739	210,827	214,566
Commercial and industrial	148	3	777	928	43,280	44,208
Residential real estate	5,918	2,496	2,974	11,388	217,047	228,435
Home equity lines of credit	208	65	178	451	25,424	25,875
Consumer, indirect	4	—	—	4	804	808
Consumer, other	51	—	13	64	2,876	2,940
Consumer	55	—	13	68	3,680	3,748
Total acquired loans	$7,549	$2,772	$6,253	$16,574	$500,258	$516,832
Total loans	$20,304	$5,072	$20,069	$45,445	$2,179,491	$2,224,936
During the first six months of 2017, Peoples' delinquency trends improved compared to the balances at December 31, 2016, as total loans past due declined in both the originated and acquired loan portfolios.
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
“Special Mention” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned.” Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on a secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loan or in Peoples' credit position.
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” “doubtful,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated.”
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2017
Originated loans:
Commercial real estate, construction	$96,217	$5,558	$797	$—	$467	$103,039
Commercial real estate, other	534,952	21,136	11,449	—	—	567,537
Commercial real estate	631,169	26,694	12,246	—	467	670,576
Commercial and industrial	354,034	21,288	16,739	—	36	392,097
Residential real estate	19,701	1,012	11,929	201	273,542	306,385
Home equity lines of credit	554	—	—	—	87,675	88,229
Consumer, indirect	64	10	—	—	305,506	305,580
Consumer, other	47	—	—	—	67,240	67,287
Consumer	111	10	—	—	372,746	372,867
Deposit account overdrafts	—	—	—	—	521	521
Total originated loans	$1,005,569	$49,004	$40,914	$201	$734,987	$1,830,675
Acquired loans:
Commercial real estate, construction	$9,077	$—	$53	$—	$—	$9,130
Commercial real estate, other	165,112	8,650	8,920	—	—	182,682
Commercial real estate	174,189	8,650	8,973	—	—	191,812
Commercial and industrial	37,655	169	1,552	—	—	39,376
Residential real estate	13,741	616	1,401	—	190,744	206,502
Home equity lines of credit	143	—	—	—	23,338	23,481
Consumer, indirect	26	—	—	—	507	533
Consumer, other	45	—	—	—	1,935	1,980
Consumer	71	—	—	—	2,442	2,513
Total acquired loans	$225,799	$9,435	$11,926	$—	$216,524	$463,684
Total loans	$1,231,368	$58,439	$52,840	$201	$951,511	$2,294,359

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2016
Originated loans:
Commercial real estate, construction	$73,423	$—	$826	$—	$10,377	$84,626
Commercial real estate, other	505,029	11,855	14,673	—	—	531,557
Commercial real estate	578,452	11,855	15,499	—	10,377	616,183
Commercial and industrial	346,791	15,210	16,130	—	—	378,131
Residential real estate	47,336	957	12,828	304	246,065	307,490
Home equity lines of credit	465	—	135	—	85,017	85,617
Consumer, indirect	15	13	—	—	251,996	252,024
Consumer, other	50	—	—	—	67,529	67,579
Consumer	65	13	—	—	319,525	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$973,109	$28,035	$44,592	$304	$662,064	$1,708,104
Acquired loans:
Commercial real estate, construction	$10,046	$—	$54	$—	$—	$10,100
Commercial real estate, other	181,781	12,475	10,210	—	—	204,466
Commercial real estate	191,827	12,475	10,264	—	—	214,566
Commercial and industrial	42,809	227	978	194	—	44,208
Residential real estate	17,170	709	1,404	—	209,152	228,435
Home equity lines of credit	202	—	—	—	25,673	25,875
Consumer, indirect	51	—	—	—	757	808
Consumer, other	53	—	—	—	2,887	2,940
Consumer	104	—	—	—	3,644	3,748
Total acquired loans	$252,112	$13,411	$12,646	$194	$238,469	$516,832
Total loans	$1,225,221	$41,446	$57,238	$498	$900,533	$2,224,936
In the first six months of 2017, Peoples' classified loans, which are loans categorized as substandard or doubtful, declined compared to the balances at December 31, 2016 mostly due to loan payoffs.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2017
Commercial real estate, construction	$895	$—	$837	$837	$—	$854	$3
Commercial real estate, other	16,351	5,114	10,406	15,520	264	15,907	480
Commercial real estate	17,246	5,114	11,243	16,357	264	16,761	483
Commercial and industrial	6,410	1,367	1,428	2,795	423	2,862	55
Residential real estate	25,905	582	23,238	23,820	135	23,928	976
Home equity lines of credit	2,041	272	1,716	1,988	62	1,765	94
Consumer, indirect	273	30	165	195	6	165	11
Consumer, other	532	2	525	527	2	519	19
Consumer	805	32	690	722	8	684	30
Total	$52,407	$7,367	$38,315	$45,682	$892	$46,000	$1,638
December 31, 2016
Commercial real estate, construction	$894	$—	$866	$866	$—	$913	$3
Commercial real estate, other	20,029	7,474	12,227	19,701	803	18,710	700
Commercial real estate	20,923	7,474	13,093	20,567	803	19,623	703
Commercial and industrial	7,289	2,732	1,003	3,735	585	3,386	125
Residential real estate	27,703	138	27,393	27,531	24	27,455	1,419
Home equity lines of credit	908	—	908	908	—	717	44
Consumer, indirect	220	—	224	224	—	136	16
Consumer, other	130	—	130	130	—	138	13
Consumer	350	—	354	354	—	274	29
Total	$57,173	$10,344	$42,751	$53,095	$1,412	$51,455	$2,320
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

The following table summarizes the loans that were modified as a TDR during the three months ended June 30:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	2	137	137	137
Residential real estate	4	288	288	288
Home equity lines of credit	1	43	43	45
Consumer, indirect	4	54	54	54
Consumer, other	5	6	6	6
Consumer	9	60	60	60
Total originated loans	17	$542	$542	$544
Acquired loans:
Residential real estate	5	179	179	179
Total acquired loans	5	$179	$179	$179
June 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$57
Commercial and industrial	2	22	30	30
Residential real estate	1	36	36	36
Home equity lines of credit	1	11	11	11
Consumer, indirect	4	72	72	72
Consumer, other	2	12	12	12
Consumer	6	84	84	84
Total originated loans	11	$210	$218	$218
Acquired loans:
Residential real estate	5	$519	$519	$516
Home equity lines of credit	3	179	179	177
Consumer, indirect	2	9	9	9
Consumer, other	4	21	21	21
Consumer	6	30	30	30
Total acquired loans	14	$728	$728	$723
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table summarizes the loans that were modified as a TDR during the six months ended June 30:

		Six Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	2	137	137	137
Residential real estate	6	393	393	392
Home equity lines of credit	4	269	269	268
Consumer, indirect	7	121	121	97
Consumer, other	5	6	6	6
Consumer	12	127	127	103
Total originated loans	25	$940	$940	$914
Acquired loans:
Commercial real estate, other	2	$271	$271	$267
Commercial and industrial	1	38	38	38
Residential real estate	7	276	276	276
Home equity lines of credit	4	294	294	291
Consumer, other	2	10	10	9
Total acquired loans	16	$889	$889	$881
June 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$57
Commercial and industrial	6	722	730	731
Residential real estate	3	120	120	120
Home equity lines of credit	1	11	11	10
Consumer, indirect	5	83	83	82
Consumer, other	4	15	15	14
Consumer	9	98	98	96
Total originated loans	20	$1,008	$1,016	$1,014
Acquired loans:
Residential real estate	10	$850	$852	$846
Home equity lines of credit	3	179	179	177
Consumer, indirect	2	10	10	10
Consumer, other	5	24	24	24
Consumer	7	34	34	34
Total acquired loans	20	$1,063	$1,065	$1,057
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Peoples did not have any originated or acquired loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the six months ended June 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Other	Deposit Account Overdrafts	Total
Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(25)	(117)	(206)	(20)	(1,000)	(169)	(520)	(2,057)
Recoveries	116	—	109	6	424	106	111	872
Net recoveries (charge-offs)	91	(117)	(97)	(14)	(576)	(63)	(409)	(1,185)
Provision for (recovery of) loan losses	65	491	75	2	813	(53)	321	1,714
Balance, June 30, 2017	$7,328	$6,727	$960	$676	$2,549	$402	$83	$18,725

Period-end amount allocated to:
Loans individually evaluated for impairment	$264	$423	$135	$62	$6	$2	$—	$892
Loans collectively evaluated for impairment	7,064	6,304	825	614	2,543	400	83	17,833
Ending balance	$7,328	$6,727	$960	$676	$2,549	$402	$83	$18,725

Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,934	$37	$121	$16,539
Charge-offs	—	(1,017)	(379)	(29)	(828)	(219)	(334)	(2,806)
Recoveries	1,181	250	69	26	473	127	108	2,234
Net recoveries (charge-offs)	1,181	(767)	(310)	(3)	(355)	(92)	(226)	(572)
(Recovery of) provision for loan losses	(721)	619	349	(45)	537	686	249	1,674
Balance, June 30, 2016	$7,536	$5,234	$1,296	$684	$2,116	$631	$144	$17,641

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,286	$469	$127	$—	$—	$—	$—	$1,882
Loans collectively evaluated for impairment	6,250	4,765	1,169	684	2,116	631	144	15,759
Ending balance	$7,536	$5,234	$1,296	$684	$2,116	$631	$144	$17,641

Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired purchased credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. During the first six months of 2017, Peoples recorded a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off during the quarter.
The following table presents activity in the allowance for loan losses for acquired loans for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Purchased credit impaired loans:
Balance, beginning of period	$90	$202	$233	$240
Charge-offs	—	(5)	—	(51)
Recoveries	—	—	—	—
Net charge-offs	—	(5)	—	(51)
(Recovery of) provision for loan losses	—	—	(143)	8
Balance, June 30	$90	$197	$90	$197

Note 5. Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$145,000	2.07%	$70,000	2.49%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB amortizing, fixed-rate advances	27,038	2.01%	28,282	2.01%
Junior subordinated debt securities	7,015	4.69%	6,924	4.48%
Unamortized debt issuance costs	(39)	—%	(51)	—%
Total long-term borrowings	$219,014	2.43%	$145,155	2.81%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first quarter of 2017, Peoples borrowed an additional $30.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 1.46% and mature between 2018 and 2019. During the second quarter of 2017, Peoples borrowed an additional $45.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.74% to 2.03% and mature between 2020 and 2022.
As of June 30, 2017, Peoples' FHLB putable and callable national market repurchase agreements had no remaining call options. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement"), with Raymond James Bank, N.A. ("Raymond James") which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15 million revolving credit loan to Peoples, (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid origination fees of $70,600, representing 0.47% of the RJB Loan Commitment.
The RJB Credit Agreement is unsecured. However, the RJB Credit Agreement contains negative covenants which preclude Peoples from: (i) taking any action which could, directly or indirectly, decrease Peoples' ownership (alone or together with any of Peoples' subsidiaries) interest in Peoples Bank (Peoples' Ohio state-chartered subsidiary bank) or any of Peoples Bank's subsidiaries to a level below the percentage of equity interests held as of March 4, 2016; (ii) taking any action to, or allowing Peoples Bank or any of Peoples Bank's subsidiaries to take any action to, directly or indirectly create, assume, incur, suffer or permit to exist any pledge, encumbrance, security interest, assignment, lien or charge of any kind or character on the equity interests of Peoples Bank or of any of Peoples Bank's subsidiaries; or (iii) taking any action to or allow Peoples Bank or any of Peoples Bank's subsidiaries to sell, transfer, issue, reissue or exchange, or grant any option with respect to, any equity interest of Peoples Bank or any of Peoples Bank's subsidiaries. There are also negative covenants limiting the actions which may be taken with respect to the authorization or issuance of additional shares of any class of equity interests of Peoples Bank or any of Peoples Bank's subsidiaries or the grant to any person other than Raymond James of any proxy for existing equity interests of Peoples Bank or any of Peoples Bank's subsidiaries. Additional information regarding the RJB Credit Agreement can be found in Peoples' 2016 Form 10-K.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six months ending December 31, 2017	$4,403	1.66%
Year ending December 31, 2018	74,971	3.22%
Year ending December 31, 2019	33,508	1.37%
Year ending December 31, 2020	25,564	1.85%
Year ending December 31, 2021	21,979	1.76%
Thereafter	58,589	2.60%
Total long-term borrowings	$219,014	2.43%

Note 6. Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2017:

	Common Shares	Treasury Stock
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Release of restricted common shares	—	7,395
Cancellation of restricted common shares	(1,674)	630
Exercise of stock options for common shares	—	(266)
Grant of restricted common shares	—	(68,707)
Grant of common shares	—	(150)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,828
Reissuance of treasury stock	—	(24,634)
Common shares issued under dividend reinvestment plan	8,073	—
Common shares issued under compensation plan for Boards of Directors	—	(5,769)
Common shares issued under employee stock purchase plan	—	(5,703)
Shares at June 30, 2017	18,945,490	701,382
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2017, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2017:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(233)	—	—	(233)
Other comprehensive income (loss), net of reclassifications and tax	3,695	31	(500)	3,226
Balance, June 30, 2017	$4,043	$(3,290)	$686	$1,439

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$113	$109	$226	$219
Expected return on plan assets	(139)	(146)	(277)	(246)
Amortization of net loss	26	48	51	48
Net periodic cost	$—	$11	$—	$21

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$1	$1	$2	$2
Amortization of net loss	(2)	(2)	(4)	(3)
Net periodic benefit cost	$(1)	$(1)	$(2)	$(1)
There were no settlement charges recorded in the three or six months ended June 30, 2017 or June 30, 2016 under the noncontributory defined benefit pension plan.
Note 8.  Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Distributed earnings allocated to common shareholders	$3,609	$2,877	$7,213	$5,592
Undistributed earnings allocated to common shareholders	6,100	5,050	11,262	10,297
Net earnings allocated to common shareholders	$9,709	$7,927	$18,475	$15,889

Weighted-average common shares outstanding	18,044,574	17,980,797	18,037,333	18,026,272
Effect of potentially dilutive common shares	159,178	133,015	158,382	127,988
Total weighted-average diluted common shares outstanding	18,203,752	18,113,812	18,195,715	18,154,260

Earnings per common share:
Basic	$0.54	$0.44	$1.02	$0.88
Diluted	$0.53	$0.44	$1.02	$0.88

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	14	30,703	63	31,739

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
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $4.9 million in an asset position and $3.9 million in a liability position at June 30, 2017, and there was $5.0 million in an asset position and $3.2 million in a liability position at December 31, 2016.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish this objective, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances.
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
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into the seven interest rate swap contracts, described above, whereby Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances that will be used to fund the transaction. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and six months ended June 30, 2017, and June 30, 2016, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no interest expense amount will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $1.1 million at June 30, 2017. There were no pre-tax net losses recorded for the six months ended June 30, 2017. Additionally, Peoples had no reclassifications to earnings in the three months or six months ended June 30, 2017 or June 30, 2016.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $320.0 million and fair value of $3.5 million of equally offsetting assets and liabilities at June 30, 2017, and a notional value of $247.3 million and fair value of $3.2 million of equally offsetting assets and liabilities at December 31, 2016. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.

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
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the grant date and are to expire ten years from the date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the six months ended June 30, 2017:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	2,338	$27.37
Exercised	2,024	27.93
Outstanding at June 30	314	$23.77	0.6 years	$2,625
Exercisable at June 30	314	$23.77	0.6 years	$2,625
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first six months of 2017, Peoples granted an aggregate of 61,457 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first six months of 2017, Peoples granted, to certain key employees, an aggregate of 4,250 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date. Peoples also granted, to non-employee directors, an aggregate of 3,300 restricted common shares subject to time-based vesting with restrictions that will lapse six months after the grant date.

The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2017:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	40,316	$21.85	142,415	$21.95
Awarded	7,550	31.36	61,457	32.42
Released	450	28.95	21,050	21.74
Forfeited	300	31.05	2,304	25.98
Outstanding at June 30	47,116	$23.24	180,518	$25.48

For both the six months ended June 30, 2017 and June 30, 2016, the total intrinsic value for restricted common shares released was $0.7 million.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples' salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Total stock-based compensation expense	$443	$324	$1,011	$663
Recognized tax benefit	(155)	(113)	(354)	(232)
Net expense recognized	$288	$211	$657	$431
Total unrecognized stock-based compensation expense related to unvested awards was $2.2 million at June 30, 2017, which will be recognized over a weighted-average period of 2.0 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
PER COMMON SHARE DATA
Earnings per common share – basic	$0.54	$0.44	$1.02	0.88
Earnings per common share – diluted	0.53	0.44	1.02	0.88
Cash dividends declared per common share	0.20	0.16	0.40	0.31
Book value per common share (a)	24.69	24.07	24.69	24.07
Tangible book value per common share (a)(b)	$16.78	$15.93	$16.78	15.93
Weighted-average number of common shares outstanding – basic	18,044,574	17,980,797	18,037,333	18,026,272
Weighted-average number of common shares outstanding – diluted	18,203,752	18,113,812	18,195,715	18,154,260
Common shares outstanding at end of period	18,279,036	18,185,708	18,279,036	18,185,708
Closing stock price at end of period	$32.13	$21.79	$32.13	$21.79
SIGNIFICANT RATIOS
Return on average stockholders' equity (c)	8.76%	7.45%	8.45%	7.52%
Return on average tangible stockholders' equity (c)(d)	13.71%	12.31%	13.34%	12.50%
Return on average assets (c)	1.12%	0.97%	1.08%	0.98%
Average stockholders' equity to average assets	12.82%	13.01%	12.78%	12.98%
Average loans to average deposits	85.08%	82.25%	85.78%	79.61%
Net interest margin (c)(e)	3.62%	3.57%	3.58%	3.55%
Efficiency ratio (f)	61.19%	65.08%	63.01%	64.67%
Pre-provision net revenue to total average assets (c)(g)	1.72%	1.48%	1.63%	1.51%
Dividend payout ratio	37.32%	36.47%	39.19%	35.42%
Investment securities as percentage of total assets (a)	24.98%	25.66%	24.98%	25.66%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (a)(h)	0.85%	1.01%	0.85%	1.01%
Nonperforming assets as a percent of total assets (a)(h)	0.57%	0.66%	0.57%	0.66%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (a)(h)	0.88%	1.04%	0.88%	1.04%
Criticized loans as a percent of total loans (a)(i)	4.86%	5.01%	4.86%	5.01%
Classified loans as a percent of total loans (a)(j)	2.31%	2.43%	2.31%	2.43%
Allowance for loan losses as a percent of total loans (a)	0.82%	0.84%	0.82%	0.84%
Allowance for loan losses as a percent of nonperforming loans (a)(h)	96.47%	83.16%	96.47%	83.16%
Provision for loan losses as a percent of average total loans	0.17%	0.14%	0.14%	0.16%
Net charge-offs as a percentage of average total loans (c)	0.11%	0.03%	0.11%	0.06%
CAPITAL RATIOS (a)
Common Equity Tier 1 (k)	13.18%	13.03%	13.18%	13.03%
Tier 1	13.47%	13.33%	13.47%	13.33%
Total (Tier 1 and Tier 2)	14.40%	14.23%	14.40%	14.23%
Tier 1 leverage	9.72%	9.56%	9.72%	9.56%
Tangible equity to tangible assets (b)	9.07%	9.10%	9.07%	9.10%

(a)	Data presented as of the end of the period indicated.

(b)
These amounts represent non-GAAP financial measures since they exclude goodwill and other intangible assets.  Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”

(c)	Ratios are presented on an annualized basis.

(d)
These amounts represent non-GAAP financial measures since they exclude the after-tax impact of amortization of other intangible assets from earnings and exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on stockholders' equity. Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Return on Average Tangible Stockholders' Equity Ratio.”

(e)	Information presented on a fully tax-equivalent basis.

(f)
Total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and all losses). Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Efficiency Ratio.”

(g)
These amounts represent non-GAAP financial measures since they exclude the provision for (recovery of) loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Pre-Provision Net Revenue.”

(h)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(i)	Includes loans categorized as special mention, substandard or doubtful.

(j)	Includes loans categorized as substandard or doubtful.

(k)	Peoples' capital conservation buffer was 6.40% at June 30, 2017 and 6.23% at June 30, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
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

(2)
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

(4)
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

(5)	changes in policy and other regulatory and legal developments accompanying the current presidential administration and uncertainty or speculation pending the enactment of such changes;

(6)
Peoples' ability to leverage the core banking system upgrade that occurred in the fourth quarter of 2016(including the related core operating systems, data systems and products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with such upgrade;

(7)
local, regional, national and international economic conditions and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(8)	Peoples' ability to integrate any future acquisitions which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(9)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(10)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(11)
adverse changes in the economic conditions and/or activities, including, but not limited to, continued economic uncertainty in the U.S., the European Union (including uncertainty surrounding the actions to be taken to implement the referendum by British voters to exit the European Union), Asia and other areas, which could decrease sales volumes, add volatility to the global stock markets and increase loan delinquencies and defaults;

(12)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(13)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

(14)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(15)
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

(25)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

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
Peoples offers diversified financial products and services through 75 locations, including 67 full-service bank branches, and 75 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation ("FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2017, which were unchanged from the policies disclosed in Peoples’ 2016 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On March 31, 2017, Peoples closed four full-service bank branches. The closures included two Ohio offices located in Belpre and Wilmington, and two West Virginia offices located in Huntington and Point Pleasant. Peoples continues to evaluate the bank branch structure in an effort to optimize efficiency.

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company with annual net revenue of $0.4 million located in Piketon, Ohio. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which will become effective in 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to Note 9. Financial Instruments with Off-Balance Sheet Risk of the Notes to the Unaudited Consolidated Financial Statements.

◦
In the fourth quarter of 2016, Peoples converted its core banking system (including ancillary systems as well as hardware, operating system, application software and data center locations). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 in earnings per diluted share, for the full year. The costs recorded in the fourth quarter, third quarter and second quarter of 2016 were $700,000, $423,000 and $90,000, respectively. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account service charges in the fourth quarter of 2016.

◦
During the fourth quarter of 2016, Peoples entered into two $5.0 million forward starting interest rate swaps, which become effective in 2018 and mature in 2022 and 2026, with interest rates of 1.56% and 1.83%. For additional information regarding Peoples' interest rate swaps, refer to Note 9. Financial Instruments with Off-Balance Sheet Risk of the Notes to the Unaudited Consolidated Financial Statements.

◦	During the second quarter of 2016, Peoples executed the following transactions to take advantage of the low interest rates:

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

▪
Peoples entered into three $10.0 million forward starting interest rate swaps, which become effective in 2018 and mature between 2023 and 2025, with interest rates ranging from 1.49% to 1.56%. These swaps locked in funding rates for $40.0 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.65% to 3.92%. For additional information regarding Peoples' interest rate swaps, refer to Note 9. Financial Instruments with Off-Balance Sheet Risk of the Notes to the Unaudited Consolidated Financial Statements.

◦
On June 8, 2016, Peoples purchased an additional $35.0 million in bank owned life insurance ("BOLI"). The additional BOLI added $326,000 and $243,000 in non-interest income in the first and second quarters of 2017, compared to the first and second quarters of 2016, respectively.

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

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board, either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from a Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Interest rates also are affected by investor demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Federal Reserve Board raised the benchmark Federal funds rate by 25 basis points in December of 2016 and March and June of 2017. The likelihood of additional rate hikes in 2017 is declining as the rate of inflation is below the targeted levels. Furthermore, geopolitical tensions between the U.S. and North Korea, as well as in the Middle East, are potentially significant situations that could negatively impact financial markets. Corporate earnings, however, are expected to be strong for the 2nd consecutive quarter, a sign of an improving economy which could cause the Federal Reserve Board to continue its effort to tighten monetary policy later in the year. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts of changes in interest rates to Peoples Bank’s operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended June 30, 2017 of $9.8 million, or $0.53 per diluted common share, compared to $8.0 million, or $0.44 per diluted common share, for the second quarter of 2016 and net income of $8.8 million, or $0.48 per diluted common share, for the first quarter of 2017. On a year-to-date basis, net income was $18.6 million, or $1.02 per diluted share, compared to $16.0 million, or $0.88 per diluted share, for the same period in 2016. The increased earnings for all periods was primarily due to increases in net interest income.
Net interest income was $28.1 million in the second quarter of 2017, compared to $26.3 million for the second quarter of 2016 and $26.9 million for the first quarter of 2017, while net interest margin was 3.62%, 3.57%, and 3.55%, respectively. For the six months ended June 30, 2017, net interest income was $55.0 million, compared to $52.1 million for the same period in 2016, while net interest margin was 3.58% and 3.55%, respectively.
The increase in net interest margin compared to all prior periods was due primarily to loan growth, with the recent increase in interest rates positively impacting net interest income and the net interest margin. The accretion income, net of amortization expense, from acquisitions added 10 basis points to net interest margin in the second quarter of 2017, compared to 12 basis points for the second quarter of 2016 and 11 basis points for the linked quarter. On a year-to-date basis, the accretion income, net of amortization expense, from acquisitions added 10 basis points to net interest margin for the first six months of 2017 compared to 12 basis points for the first six months of 2016.
Peoples' provision for loan losses for the three months ended June 30, 2017 and June 30, 2016 was $947,000 and $727,000, respectively, compared to $624,000 for the first quarter of 2017. The higher provision for loan losses recorded during the second quarter of 2017 was reflective of the growth in loan balances during the period. Net charge-offs increased slightly to $600,000 in the second quarter of 2017, compared to $585,000 for the linked quarter and $150,000 for the second quarter of 2016. The annualized net charge-off rate for each of the first and second quarters of 2017 was 0.11%, compared to 0.03% for the second quarter of 2016. The provision for loan losses recorded in 2017 was primarily driven by loan growth experienced during the first six months of 2017. Net charge-offs were $1.2 million for the first six months of 2017, compared to $623,000 for the first six months of 2016. The allowance for loan losses at June 30, 2017 increased to $18.8 million, compared to $18.4 million at December 31, 2016. The ratio of the allowance for loan losses as a percent of total loans, net of deferred fees and costs, was 0.82% at June 30, 2017 and March 31, 2017, and was 0.84% at June 30, 2016.
For the second quarter of 2017, total non-interest income increased $1.4 million, or 11%, compared to the second quarter of 2016, and increased $46,000 from the linked quarter. The growth in total non-interest income compared to the second quarter of 2016 was due to growth in almost all categories. Commercial loan swap fee income increased $387,000, other income increased $324,000, BOLI income increased $243,000, and mortgage banking income increased $202,000. The increase in commercial loan swap fee income was attributed to timing and volume of customer activity. The increase in other income was primarily due to the sale of a government guaranteed portion of a loan for $437,000 in the second quarter of 2017. BOLI income increased due to the $35.0 million of policies that were purchased late in the second quarter of 2016. The slight increase in total non-interest income compared to the linked quarter was the result of increases in most categories; commercial loan swap fee income increased $383,000, other non-interest income increased $292,000, and trust and investment income increased $295,000. These increases were mostly offset by a decrease of $688,000 in insurance income, which was largely due to a reduction of $1.3 million in annual performance-based insurance commissions which, for the most part, are recognized in the first quarter of each year.
For the first six months of 2017, total non-interest income grew $1.9 million, or 7%, compared to the same period in 2016. The increase compared to the first six months of 2016 was the result of growth in almost all categories. BOLI income increased $569,000, trust and investment income increased $501,000, commercial loan swap fee income increased $491,000, and mortgage banking income increased $429,000. The increases were partially offset by declines in deposit account service charges, which were driven by lower overdraft fees, coupled with lower insurance income. The increase in mortgage banking income was primarily due to $28.0 million of loan sales to the secondary market in the first six months of 2017 compared to $21.8 million in the first six months of 2016.
Total non-interest expense for the second quarter of 2017 were $26.7 million, compared to $26.5 million for the second quarter of 2016 and $27.3 million for the first quarter of 2017. Total non-interest expense increased slightly from the second quarter of 2016 due mainly to the increase in salaries and employee benefits which was offset by decreases in professional fees, other expense and communication expenses. The increase in salaries and employee benefits was the result of an increase in incentive compensation, which is tied to business performance. The decrease in other expenses was primarily related to the timing of payments for postage expense, coupled with replacement of the previous vendor in 2016. The decrease in communication expense resulted from the continued consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet and the discontinuation of overlapping traditional phone line contracts that occurred during the transition. Total non-interest expense decreased slightly from the linked quarter primarily due to a decrease of $447,000 in salaries and employee benefits, mainly due to lower health insurance costs, lower base salaries and wages, and associated payroll taxes. The decrease in salaries and employee benefits was partially offset by an increase in incentive compensation. Peoples' number of full-time equivalent employees declined to 775 at June 30, 2017, compared to 776 at March 31, 2017 and 803 at June 30, 2016.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully taxable equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses for the second quarter of 2017 was 61.19%, compared to 65.08% for the second quarter of 2016 and 64.89% for the linked quarter. The lower efficiency ratio in the second quarter of 2017 compared to the second quarter of 2016 was due to an increase in net interest income plus total non-interest income, excluding all gains and losses ("revenue") of 8%, which was slightly offset by a 1% increase in total non-interest expense. The decrease from the linked quarter was due to increased revenue of 3% coupled with a 2% decrease in total non-interest expense. On a year-to-date basis, the efficiency ratio was 63.01%, compared to 64.67% for the first six months of 2016. The improvement in the efficiency ratio during the first six months of 2017 versus 2016 was primarily due to a 6% increase in revenues, slightly offset by a 3% increase in total non-interest expense.
At June 30, 2017, total assets were $3.53 billion, compared to $3.43 billion, at December 31, 2016. The $92.8 million increase was primarily the result of growth in loan balances, net of deferred fees and costs, of $69.4 million, or 6% annualized. Indirect consumer lending continued to be a key component of loan growth as balances increased $53.2 million, or 42% annualized, compared to December 31, 2016. The growth in indirect consumer loan balances included diversification in the portfolio beyond automobile loans, including indirect consumer loans for recreational vehicles and motorcycles. Commercial real estate loans grew $14.2 million, or 4% annualized, with commercial and industrial loans growing $9.1 million, or 4% annualized, during the first six months of 2017. Average gross loan balances for the six months ended June 30, 2017 increased $151.2 million, or 7%, compared to the average gross loan balances for the six months ended June 30, 2016, due primarily to increases in indirect consumer loans, and commercial and industrial loans.
Total liabilities were $3.07 billion at June 30, 2017, up $76.7 million since December 31, 2016. The increase in liabilities during the first six months of 2017 was primarily due to an increase in deposits of $167.4 million, or 7%, offset partially by a decline in total borrowings of $89.2 million, or 20%. Interest-bearing deposits increased $129.8 million, or 7%, and total non-interest-bearing deposits increased $37.6 million, or 5%, compared to December 31, 2016. The growth in interest-bearing deposits was primarily the result of an increase of $70.9 million in brokered certificates of deposit and $45.9 million in governmental deposits. The increase in brokered certificates of deposits was the result of adding relatively shorter term funding on the balance sheet. The decrease in governmental deposit balances was due primarily to seasonality. The increase in non-interest-bearing deposits was primarily due to two commercial customers maintaining higher than usual balances as of June 30, 2017. Non-interest-bearing deposits comprised 29% of total deposits at each of June 30, 2017 and December 31, 2016.
At June 30, 2017, total stockholders' equity was $451.4 million, an increase of $16.1 million, or 4%, compared to December 31, 2016. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' common equity tier 1 risk-based capital ratio was 13.18% at June 30, 2017, versus 12.91% at December 31, 2016, while the tier 1 risk-based capital ratio was 13.47% at June 30, 2017, compared to 13.21% at December 31, 2016. The total risk-based capital ratio was 14.40% at June 30, 2017, compared to 14.11% at December 31, 2016. In addition, Peoples' tangible equity to tangible asset ratio was 9.07%, and tangible book value per common share was $16.78 at June 30, 2017, versus 8.80% and $15.89, respectively, at December 31, 2016.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$12,275	$26	0.85%	$7,415	$15	0.82%	$9,073	$11	0.49%
Investment Securities (a):
Taxable	768,495	5,002	2.60%	748,835	4,754	2.54%	765,153	4,783	2.50%
Nontaxable (b)	111,003	1,172	4.22%	113,779	1,222	4.30%	111,893	1,201	4.29%
Total investment securities	879,498	6,174	2.81%	862,614	5,976	2.77%	877,046	5,984	2.73%
Loans (b)(c):
Commercial real estate, construction	107,224	1,158	4.27%	94,215	993	4.22%	91,510	871	3.77%
Commercial real estate, other	735,915	8,892	4.78%	734,442	8,423	4.59%	721,714	8,341	4.57%
Commercial and industrial	433,277	4,858	4.44%	433,068	4,545	4.20%	373,220	4,017	4.26%
Residential real estate (d)	520,863	5,564	4.27%	531,457	5,769	4.34%	562,565	6,106	4.34%
Home equity lines of credit	111,185	1,233	4.45%	111,112	1,159	4.23%	107,919	1,203	4.48%
Consumer, indirect	293,917	2,570	3.51%	269,821	2,232	3.35%	194,642	1,824	3.77%
Consumer, other	69,329	1,229	7.11%	70,206	1,218	7.04%	70,430	1,066	6.09%
Total loans	2,271,710	25,504	4.46%	2,244,321	24,339	4.35%	2,122,000	23,428	4.39%
Less: Allowance for loan losses	(18,554)			(18,585)			(17,362)
Net loans	2,253,156	25,504	4.50%	2,225,736	24,339	4.39%	2,104,638	23,428	4.43%
Total earning assets	3,144,929	31,704	4.01%	3,095,765	30,330	3.93%	2,990,757	29,423	3.92%
Intangible assets	145,052			145,546			148,464
Other assets	199,720			205,040			167,435
Total assets	$3,489,701			$3,446,351			$3,306,656
Deposits:
Savings accounts	$444,824	$61	0.06%	$439,206	$59	0.05%	$438,368	$58	0.05%
Governmental deposit accounts	301,448	168	0.22%	283,605	131	0.19%	302,852	146	0.19%
Interest-bearing demand accounts	295,080	98	0.13%	286,487	78	0.11%	251,773	46	0.07%
Money market accounts	393,807	197	0.20%	398,839	187	0.19%	400,286	165	0.17%
Brokered deposits	110,160	459	1.67%	84,929	306	1.46%	42,934	321	3.01%
Retail certificates of deposit	355,256	746	0.84%	342,837	726	0.86%	417,683	767	0.74%
Total interest-bearing deposits	1,900,575	1,729	0.36%	1,835,903	1,487	0.33%	1,853,896	1,503	0.33%
Borrowed Funds:
Short-term FHLB advances	83,352	201	0.96%	134,411	221	0.67%	71,165	75	0.42%
Retail repurchase agreements	76,153	32	0.17%	70,885	30	0.17%	71,723	30	0.17%
Total short-term borrowings	159,505	233	0.58%	205,296	251	0.50%	142,888	105	0.29%
Long-term FHLB advances	131,179	690	2.11%	125,154	661	2.14%	71,686	534	3.00%
Wholesale repurchase agreements	40,000	367	3.67%	40,000	363	3.63%	40,000	367	3.67%
Other borrowings	6,952	99	5.70%	6,899	110	6.38%	6,741	104	6.10%
Total long-term borrowings	178,131	1,156	2.60%	172,053	1,134	2.66%	118,427	1,005	3.40%
Total borrowed funds	337,636	1,389	1.65%	377,349	1,385	1.48%	261,315	1,110	1.70%
Total interest-bearing liabilities	2,238,211	3,118	0.56%	2,213,252	2,872	0.53%	2,115,211	2,613	0.50%
Non-interest-bearing deposits	769,406			758,446			726,066
Other liabilities	34,685			35,663			35,307
Total liabilities	3,042,302			3,007,361			2,876,584
Total stockholders’ equity	447,399			438,990			430,072
Total liabilities and stockholders’ equity	$3,489,701			$3,446,351			$3,306,656
Interest rate spread (b)		$28,586	3.45%		$27,458	3.40%		$26,810	3.42%
Net interest margin (b)			3.62%			3.55%			3.57%

	For the Six Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$9,859	$41	0.84%	$10,754	$27	0.50%
Investment Securities (a):
Taxable	758,719	9,756	2.57%	764,145	9,510	2.49%
Nontaxable (b)	112,384	2,394	4.26%	112,200	2,402	4.28%
Total investment securities	871,103	12,150	2.79%	876,345	11,912	2.72%
Loans (b) (c):
Commercial real estate, construction	100,755	2,151	4.25%	85,856	1,652	3.81%
Commercial real estate, other	735,182	17,315	4.68%	728,875	16,833	4.57%
Commercial and industrial	433,173	9,403	4.32%	364,797	7,711	4.18%
Residential real estate (d)	526,131	11,333	4.31%	564,039	12,271	4.35%
Home equity lines of credit	111,149	2,392	4.34%	107,444	2,393	4.48%
Consumer, indirect	281,935	4,802	3.43%	184,136	3,458	3.78%
Consumer, other	69,766	2,447	7.07%	71,722	2,117	5.97%
Total loans	2,258,091	49,843	4.42%	2,106,869	46,435	4.41%
Less: Allowance for loan losses	(18,570)			(17,103)
Net loans	2,239,521	49,843	4.44%	2,089,766	46,435	4.42%
Total earning assets	3,120,483	62,034	3.97%	2,976,865	58,374	3.90%
Intangible assets	145,298			148,996
Other assets	202,365			162,608
Total assets	$3,468,146			$3,288,469
Deposits:
Savings accounts	$442,030	$120	0.05%	$430,082	$114	0.05%
Governmental deposit accounts	292,576	299	0.21%	300,769	293	0.20%
Interest-bearing demand accounts	290,807	176	0.12%	251,557	91	0.07%
Money market accounts	396,309	384	0.20%	399,401	326	0.16%
Brokered deposits	74,967	764	2.06%	46,928	687	2.94%
Retail certificates of deposit	371,728	1,473	0.80%	427,429	1,593	0.75%
Total interest-bearing deposits	1,868,417	3,216	0.35%	1,856,166	3,104	0.34%
Borrowed Funds:
Short-term FHLB advances	108,740	422	0.78%	64,560	129	0.40%
Retail repurchase agreements	73,534	62	0.17%	74,728	63	0.17%
Total short-term borrowings	182,274	484	0.53%	139,288	192	0.28%
Long-term FHLB advances	128,183	1,352	2.13%	69,159	1,059	3.08%
Wholesale repurchase agreements	40,000	729	3.65%	40,000	733	3.67%
Other borrowings	6,925	209	6.04%	6,740	201	5.90%
Total long-term borrowings	175,108	2,290	2.63%	115,899	1,993	3.45%
Total borrowed funds	357,382	2,774	1.56%	255,187	2,185	1.72%
Total interest-bearing liabilities	2,225,799	5,990	0.54%	2,111,353	5,289	0.50%
Non-interest-bearing deposits	763,956			718,181
Other liabilities	35,173			32,127
Total liabilities	3,024,928			2,861,661
Total stockholders’ equity	443,218			426,808
Total liabilities and stockholders’ equity	$3,468,146			$3,288,469
Interest rate spread (b)		$56,044	3.43%		$53,085	3.40%
Net interest margin (b)			3.58%			3.55%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(c)
Average balances include nonaccrual, impaired loans and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(d) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
							June 30, 2017
	Three Months Ended June 30, 2017 Compared to						Compared to
(Dollars in thousands)	March 31, 2017			June 30, 2016			June 30, 2016
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$—	$11	$11	$11	$4	$15	$20	$(6)	$14
Investment Securities (2):
Taxable	121	127	248	198	21	219	425	(179)	246
Nontaxable	(21)	(29)	(50)	(19)	(10)	(29)	(18)	10	(8)
Total investment income	100	98	198	179	11	190	407	(169)	238
Loans (2):
Commercial real estate, construction	14	151	165	126	161	287	200	299	499
Commercial real estate, other	448	21	469	385	166	551	360	122	482
Commercial and industrial	310	3	313	173	668	841	251	1,441	1,692
Residential real estate	(91)	(114)	(205)	(95)	(447)	(542)	(120)	(818)	(938)
Home equity lines of credit	73	1	74	(54)	84	30	(158)	157	(1)
Consumer, indirect	114	224	338	(808)	1,554	746	(881)	2,225	1,344
Consumer, other	62	(51)	11	271	(108)	163	491	(161)	330
Total loan income	930	235	1,165	(2)	2,078	2,076	143	3,265	3,408
Total interest income	1,030	344	1,374	188	2,093	2,281	570	3,090	3,660
INTEREST EXPENSE:
Deposits:
Savings accounts	1	1	2	2	1	3	3	3	6
Government deposit accounts	28	9	37	27	(5)	22	25	(19)	6
Interest-bearing demand accounts	17	3	20	43	9	52	70	15	85
Money market accounts	24	(14)	10	50	(18)	32	65	(7)	58
Brokered certificates of deposit	51	102	153	(863)	1,001	138	(528)	605	77
Retail certificates of deposit	(70)	90	20	434	(455)	(21)	239	(359)	(120)
Total deposit cost	51	191	242	(307)	533	226	(126)	238	112
Borrowed funds:
Short-term borrowings	353	(371)	(18)	110	18	128	(26)	318	292
Long-term borrowings	(63)	85	22	(748)	899	151	(750)	1,047	297
Total borrowed funds cost	290	(286)	4	(638)	917	279	(776)	1,365	589
Total interest expense	341	(95)	246	(945)	1,450	505	(902)	1,603	701
Net interest income	$689	$439	$1,128	$1,133	$643	$1,776	$1,472	$1,487	$2,959
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

The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Net interest income, as reported	$28,090	$26,945	$26,308	$55,035	$52,075
Taxable equivalent adjustments	496	513	502	1,009	1,010
Fully tax-equivalent net interest income	$28,586	$27,458	$26,810	$56,044	$53,085
Net interest income increased 4% in the second quarter of 2017 compared to the linked quarter and increased 7% compared to the prior year second quarter. During the second quarter of 2017, net interest income and net interest margin benefited from accretion income, net of amortization expense of $735,000 related to the acquired loans, deposits and debt purchased in 2012 or thereafter in a business combination. The accretion income added 10 basis points to net interest margin, compared to $829,000, or 11 basis points, respectively, during the linked quarter and $886,000, or 12 basis points, respectively, during the prior year second quarter.
The net interest margin, excluding the impact of accretion income, net of amortization expense from the acquisitions completed, improved 8 basis points compared to the linked quarter. During the second quarter of 2017, compared to both the second quarter of 2016 and the first quarter of 2017, increases in loan growth and the earning asset yields outpaced higher funding costs. Recent increases in interest rates, coupled with prepayments on investment securities, led to the higher investment securities yield compared to both the second quarter of 2016 and the first quarter of 2017. Average loan balances increased $27.4 million during the second quarter of 2017 compared to the first quarter of 2017, and were up $149.7 million compared to the second quarter of 2016.
Funding costs increased 3 basis points during the second quarter of 2017 compared to the linked quarter, and increased 6 basis points from the prior year second quarter, as continued increases in interest rates have impacted the total cost of funds. Peoples continues to execute its strategy of replacing higher-cost funding with low-cost deposits.
Additional information regarding changes in the Unaudited Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption "FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity."
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Loan losses	$850	$400	$575	1,250	1,433
Checking account overdrafts	97	224	152	$321	$249
Provision for loan losses	$947	$624	$727	$1,571	$1,682
As a percentage of average total loans (a)	0.17%	0.11%	0.14%	0.14%	0.16%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. For the second quarter of 2017, the provision for loan losses was driven by loan growth; while the provision for loan losses recorded in the first quarter of 2017 was largely due to loan growth which was partially offset by improvements in asset quality. The provision for loan losses recorded in the second quarter of 2016 was primarily due to loan growth and low net charge-off activity during the period.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”

Net Gain (Loss) on Asset Disposals and Other Transactions
The following table details the net gain (loss) on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Net gain (loss) on bank premises and equipment	$133	$(3)	$(97)	$130	$(127)
Net loss on other real estate owned ("OREO")	(24)	—	—	(24)	(1)
Net loss on debt extinguishment	—	—	(707)	—	(707)
Net gain on other transactions	—	—	35	—	35
Net gain (loss) on asset disposals and other transactions	$109	$(3)	$(769)	$106	$(800)
The net loss on OREO during the second quarter of 2017 was due primarily to the write down of two OREO properties. The net loss on debt extinguishment during the second quarter of 2016 was related to the prepayment of $20.0 million of FHLB advances. The net gain on bank premises and equipment during the second quarter of 2017 was due to the sale of a previously closed branch. The net loss on bank premises and equipment during the second quarter of 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements.
Non-Interest Income
Insurance income comprised the largest portion of the second quarter 2017 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Property and casualty insurance commissions	$2,753	$2,242	$2,672	$4,995	$5,120
Performance-based commissions	2	1,306	49	1,308	1,629
Life and health insurance commissions	467	410	479	877	898
Credit life and A&H insurance commissions	17	8	9	25	18
Other fees and charges	175	136	90	311	132
Insurance income	$3,414	$4,102	$3,299	$7,516	$7,797
The decrease in insurance income for the second quarter of 2017 compared to the linked quarter was mainly due to the decrease in performance-based commissions. The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Peoples' trust and investment income continues to be based primarily upon the value of assets under management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Fiduciary	$2,093	$1,873	$1,989	$3,966	$3,650
Brokerage	884	809	787	1,693	1,508
Trust and investment income	$2,977	$2,682	$2,776	$5,659	$5,158

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
(Dollars in thousands)
Trust assets under administration and management	$1,393,435	$1,362,243	$1,301,509	$1,292,044	$1,280,004
Brokerage assets under administration and management	836,192	805,361	777,771	754,168	729,519
Total assets under administration and management	$2,229,627	$2,167,604	$2,079,280	$2,046,212	$2,009,523
Quarterly average	$2,199,162	$2,122,036	$2,053,121	$2,031,378	$1,992,856
Trust and investment income increased $295,000, or 11%, compared to the linked quarter and $201,000, or 7%, compared to the second quarter of 2016, due primarily to the increase in market values and total assets under administration and management.
People's deposit account service charges was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Overdraft and non-sufficient funds fees	$1,642	$1,614	$1,895	$3,256	$3,701
Account maintenance fees	545	536	585	1,081	1,146
Other fees and charges	107	279	83	386	319
Deposit account service charges	$2,294	$2,429	$2,563	$4,723	$5,166
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.
Mortgage banking income for the second quarter of 2017 increased 76% from the second quarter of 2016 and increased 21% compared to the linked quarter. The fluctuation of income was due to customer demand for long-term fixed-rate real estate loans which increased the sales of residential real estate loans to the secondary market.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Base salaries and wages	$9,750	$10,067	$9,820	$19,817	$19,657
Sales-based and incentive compensation	2,878	2,099	2,006	4,977	3,809
Employee benefits	1,509	1,927	1,347	3,436	2,895
Stock-based compensation	443	568	325	1,011	663
Deferred personnel costs	(447)	(360)	(519)	(807)	(944)
Payroll taxes and other employment costs	916	1,195	993	2,111	2,217
Salaries and employee benefit costs	$15,049	$15,496	$13,972	$30,545	$28,297
Full-time equivalent employees:
Actual at end of period	775	776	803	775	803
Average during the period	774	780	813	777	814

Salaries and employee benefit costs for the second quarter of 2017 increased compared to the first quarter of 2017 and second quarter of 2016 due largely to an increase in performance-based incentive compensation, which is tied to business performance. The decrease in employee benefits in the second quarter of 2017 from the linked quarter was the result of reduced health insurance costs, which was the result of higher claims in the first quarter of 2017.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Depreciation	$1,200	$1,243	$1,197	$2,443	$2,436
Repairs and maintenance costs	682	672	574	1,354	1,225
Net rent expense	205	219	239	424	468
Property taxes, utilities and other costs	561	579	571	1,140	1,258
Net occupancy and equipment expense	$2,648	$2,713	$2,581	$5,361	$5,387
Professional fees for the second quarter of 2017 decreased $594,000, or 28%, from the prior year second quarter primarily due to charges related to annual trust client tax preparation, fees for outsourced services and the completion of a consulting engagement in the second quarter of 2016. Professional fees decreased $81,000, or 5%, from the linked quarter due to a decrease in legal fees related to collections of special assets which correlated to the decrease in nonperforming assets and classified loans from December 31, 2016.
Data processing and software expense increased $476,000, or 27%, in the first six months of 2017 compared to the first six months of 2016. The increase in expense was due to increased monthly fees which resulted in moving from an in-house core processing solution to a primarily outsourced solution. These increase was partially offset by reduced salaries and benefits related to the previous in-house solution.
Income Tax Expense
For the six months ended June 30, 2017, Peoples recorded income tax expense of $8.3 million, for an effective tax rate of 30.8%. Peoples' current estimate is that the effective tax rate for the entire year of 2017 will be approximately 31.0%. In comparison, Peoples recorded an income tax expense of $7.1 million for the same period in 2016, for an effective tax rate of 30.9%.
Peoples adopted the ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. In the first six months of 2017, Peoples recorded a tax benefit of $104,000 associated with the adoption of this ASU for the tax benefit of awards that settled or vested during the period.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income (excluding all gains and all losses) minus total non-interest expense and, therefore, excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Pre-Provision Net Revenue:
Income before income taxes	$14,180	$12,661	$11,441	$26,841	$23,090
Add: provision for loan losses	947	624	727	1,571	1,682
Add: loss on debt extinguishment	—	—	707	—	707
Add: net loss on loans held-for-sale and OREO	24	—	—	24	1
Add: net loss on other assets	—	3	97	—	127
Less: net gain on bank premises and equipment	133	—	—	130	—
Less: net gain on securities transactions	18	340	767	358	863
Less: gain on other assets	—	—	35	—	35
Pre-provision net revenue	$15,000	$12,948	$12,170	$27,948	$24,709
Total average assets	$3,489,701	$3,446,351	$3,306,656	$3,468,146	$3,288,469
Pre-provision net revenue to total average assets (a)	1.72%	1.52%	1.48%	1.63%	1.51%
(a) Presented on an annualized basis.
PPNR increased compared to the first quarter of 2017 and the second quarter of 2016, in addition to the first six months of 2016. The increase was due largely to higher revenue, coupled with focused expense management.
Core Non-Interest Expense
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-GAAP since it excludes the impact of system conversion costs, acquisition-related costs, pension settlement charges, search firm fees and legal settlement charges.
The following table provides a reconciliation of this non-GAAP financial measure to the comparable GAAP amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016
Core non-interest expense:
Total non-interest expense	$26,680	$27,331	$26,505	$54,011	$52,787
Less: system conversion costs	—	—	90	—	90
Core non-interest expense	$26,680	$27,331	$26,415	$54,011	$52,697

Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income (excluding all gains and all losses). This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30,
(Dollars in thousands)				2017	2016

Efficiency ratio:
Total non-interest expense	$26,680	$27,331	$26,505	$54,011	$52,787
Less: Amortization of other intangible assets	871	863	1,007	1,734	2,015
Adjusted total non-interest expense	$25,809	$26,468	$25,498	$52,277	$50,772
Total non-interest income	13,590	13,334	12,367	26,924	25,421
Net interest income	$28,090	$26,945	$26,308	$55,035	$52,075
Add: Fully tax-equivalent adjustment	496	513	502	1,009	1,010
Net interest income on a fully taxable-equivalent basis	$28,586	$27,458	$26,810	$56,044	$53,085
Adjusted revenue	$42,176	$40,792	$39,177	$82,968	$78,506
Efficiency ratio	61.19%	64.89%	65.08%	63.01%	64.67%
Core non-interest expense	$26,680	$27,331	$26,415	$54,011	$52,697
Less: Amortization of other intangible assets	871	863	1,007	1,734	2,015
Adjusted non-interest expense	$25,809	$26,468	$25,408	$52,277	$50,682
Total non-interest income	$13,590	$13,334	$12,367	$26,924	$25,421
Net interest income on fully taxable-equivalent basis	$28,586	$27,458	$26,810	$56,044	$53,085
Adjusted revenue	42,176	40,792	39,177	82,968	78,506
Efficiency ratio adjusted for non-core items	61.19%	64.89%	64.85%	63.01%	64.56%
The decrease in the efficiency ratio from the prior year second quarter and the linked quarter was primarily due to increased revenues and the continued focus on expense management.
Management is targeting an efficiency ratio of 62% to 64% for the full year of 2017, absent acquisition-related costs and other non-core charges.

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

	At or For the Three Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Annualized Net Income Excluding Amortization of Other Intangible Assets:
Net income	$9,766	$8,809	$7,408	$7,792	$7,962
Add: amortization of other intangible assets	871	863	1,007	1,008	1,007
Less: tax effect (at 35% tax rate) of amortization of other intangible assets	305	302	352	353	352
Net income excluding amortization of other intangible assets	$10,332	$9,370	$8,063	$8,447	$8,617
Days in the quarter	91	90	92	92	91
Days in the year	365	365	366	366	366
Annualized net income	$39,171	$35,725	$29,471	$30,999	$32,023
Annualized net income excluding amortization of other intangible assets	$41,442	$38,001	$32,077	$33,604	$34,657
Average Tangible Stockholders' Equity:
Total average stockholders' equity	$447,399	$438,990	$438,238	$438,606	$430,072
Less: average goodwill and other intangible assets	145,052	145,546	146,489	147,466	148,464
Average tangible stockholders' equity	$302,347	$293,444	$291,749	$291,140	$281,608
Return on Average Stockholders' Equity Ratio:
Annualized net income	$39,171	$35,725	$29,471	$30,999	$32,023
Average stockholders' equity	$447,399	$438,990	$438,238	$438,606	$430,072
Return on average stockholders' equity	8.76%	8.14%	6.72%	7.07%	7.45%
Return on Average Tangible Stockholders' Equity Ratio:
Annualized net income excluding amortization of other intangible assets	$41,442	$38,001	$32,077	$33,604	$34,657
Average tangible stockholders' equity	$302,347	$293,444	$291,749	$291,140	$281,608
Return on average tangible stockholders' equity	13.71%	12.95%	10.99%	11.54%	12.31%

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2017, Peoples' interest-bearing deposits in other banks increased from December 31, 2016. The total cash and cash equivalent balances included $9.0 million of excess cash reserves being maintained at the Federal Reserve Bank of Cleveland at June 30, 2017, compared to $4.4 million at December 31, 2016. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2017, Peoples' total cash and cash equivalents increased $6.3 million as Peoples' net cash provided by financing and operating activities of $97.4 million exceeded cash used in investing activities of $91.1 million. Peoples' investing activities reflected purchases of $96.2 million in available-for-sale investment securities and a net increase of $67.7 million in loans, which were partially offset by $74.9 million in net proceeds from principal payments, calls and prepayments on available-for-sale investment securities. Financing activities included a net increase of $167.4 million in deposits which was offset partially by a net decrease of $88.1 million in borrowings and $7.0 million of cash dividends paid.
Through the first six months of 2016, Peoples' total cash and cash equivalents decreased $4.8 million, as cash used in investing activities was $70.0 million, which exceeded cash provided by financing and operating activities of $33.1 million and $32.1 million, respectively. Peoples' investing activities reflected a $54.2 million net increase in loans and $35.0 million investment in BOLI, offset partially by $24.8 million in proceeds from available-for-sale investment securities. The proceeds from the investment portfolio included sales and principal payments, which outpaced purchases. Financing activities included a net increase in borrowings of $46.7 million, offset by cash dividends paid of $5.4 million, purchases of treasury stock of $5.0 million and a decrease in deposits of $3.0 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$—	$—	$1,000	$1,001	$1,000
States and political subdivisions	111,390	114,712	117,230	117,839	114,826
Residential mortgage-backed securities	664,341	640,299	626,567	607,452	620,819
Commercial mortgage-backed securities	8,092	16,424	19,291	23,283	23,789
Bank-issued trust preferred securities	5,144	4,964	4,899	4,783	4,536
Equity securities	10,121	10,562	8,953	7,785	7,648
Total fair value	$799,088	$786,961	$777,940	$762,143	$772,618
Total amortized cost	$792,803	$782,947	$777,017	$743,878	$750,305
Net unrealized gain	$6,285	$4,014	$923	$18,265	$22,313
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,815	$3,818	$3,820	$3,823	$3,826
Residential mortgage-backed securities	34,264	34,812	33,858	34,203	34,678
Commercial mortgage-backed securities	4,981	5,392	5,466	5,636	5,802
Total amortized cost	$43,060	$44,022	$43,144	$43,662	$44,306
Other investment securities, at cost	$38,371	$38,371	$38,371	$38,443	$38,402
Total investment portfolio:
Amortized cost	$874,234	$865,340	$858,532	$825,983	$833,013
Carrying value	$880,519	$869,354	$859,455	$844,248	$855,326
In the second quarter of 2017, the carrying value of investment securities increased $11.2 million from the linked quarter, due primarily to purchases of $55.0 million, coupled with the increase in fair value of $2.3 million, offset partially by principal payments, calls, prepayments and amortization of $46.1 million.
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

The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Total fair value	$2,502	$2,702	$2,991	$3,288	$3,640
Total amortized cost	2,703	2,916	3,206	3,499	3,843
Net unrealized loss	$(201)	$(214)	$(215)	$(211)	$(203)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At June 30, 2017, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3. Investment Securities of the Notes to the Unaudited Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Gross originated loans:
Commercial real estate, construction	$103,039	$93,886	$84,626	$70,838	$88,672
Commercial real estate, other	567,537	535,474	531,557	507,842	468,404
Commercial real estate	670,576	629,360	616,183	578,680	557,076
Commercial and industrial	392,097	384,548	378,131	351,340	322,512
Residential real estate	306,385	308,153	307,490	306,374	304,275
Home equity lines of credit	88,229	85,512	85,617	83,412	80,049
Consumer, indirect	305,580	283,106	252,024	229,334	205,980
Consumer, other	67,287	66,283	67,579	67,973	65,717
Consumer	372,867	349,389	319,603	297,307	271,697
Deposit account overdrafts	521	721	1,080	1,074	1,214
Total originated loans	$1,830,675	$1,757,683	$1,708,104	$1,618,187	$1,536,823
Gross acquired loans (a):
Commercial real estate, construction	$9,130	$9,431	$10,100	$10,242	$10,321
Commercial real estate, other	182,682	194,581	204,466	221,036	240,506
Commercial real estate	191,812	204,012	214,566	231,278	250,827
Commercial and industrial	39,376	44,189	44,208	48,702	55,840
Residential real estate	206,502	216,059	228,435	238,787	250,848
Home equity lines of credit	23,481	24,516	25,875	27,784	28,968
Consumer, indirect	533	656	808	952	1,136
Consumer, other	1,980	2,387	2,940	3,518	4,348
Consumer	2,513	3,043	3,748	4,470	5,484
Total acquired loans	$463,684	$491,819	$516,832	$551,021	$591,967
Total loans	$2,294,359	$2,249,502	$2,224,936	$2,169,208	$2,128,790

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Percent of loans to total loans:
Commercial real estate, construction	4.9%	4.6%	4.3%	3.7%	4.7%
Commercial real estate, other	32.7%	32.4%	33.0%	33.8%	33.2%
Commercial real estate	37.6%	37.0%	37.3%	37.5%	37.9%
Commercial and industrial	18.8%	19.1%	19.0%	18.4%	17.8%
Residential real estate	22.4%	23.3%	24.1%	25.1%	26.1%
Home equity lines of credit	4.9%	4.9%	5.0%	5.1%	5.1%
Consumer, indirect	13.3%	12.6%	11.4%	10.6%	9.7%
Consumer, other	3.0%	3.1%	3.2%	3.3%	3.3%
Consumer	16.3%	15.7%	14.6%	13.9%	13.0%
Deposit account overdrafts	—%	—%	—%	—%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$402,516	$399,279	$398,134	$389,090	$380,741

(a)
Includes all loans acquired, and related loan discount or premium recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

Period-end total loan balances increased $69.4 million, or 6% annualized, compared to December 31, 2016. Indirect consumer lending continued to be a key component of loan growth, as balances increased $53.3 million, or 42% annualized, compared to the period-end balances at December 31, 2016. The growth in indirect consumer lending included diversification in the portfolio beyond automobile loans, including indirect consumer loans for recreational vehicles and motorcycles. Commercial real estate loans grew $31.6 million, or 8% annualized, with commercial and industrial loans growing $9.1 million, or 4% annualized, compared to December 31, 2016. Compared to March 31, 2017, period-end total loan balances increased $44.9 million, or 8% annualized. The growth was primarily the result of indirect consumer loan growth of $22.4 million, or 32% annualized, and commercial real estate loan balances grew $29.0 million, or 14% annualized.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2017:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$48,517	$36,851	$85,368	36.5%
Mixed commercial use facilities	5,710	28,406	34,116	14.6%
Office buildings	1,484	29,515	30,999	13.3%
Light industrial	10,795	100	10,895	4.7%
Assisted living facilities and nursing homes	8,678	1,689	10,367	4.4%
Land development	8,336	785	9,121	3.9%
Residential property	2,362	3,066	5,428	2.3%
Other	26,287	21,158	47,445	20.3%
Total commercial real estate, construction	$112,169	$121,570	$233,739	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$35,867	$2,605	$38,472	4.9%
Non-owner occupied	52,436	705	53,141	6.8%
Total office buildings and complexes	88,303	3,310	91,613	11.7%
Mixed commercial use facilities:
Owner occupied	36,336	1,189	37,525	4.8%
Non-owner occupied	33,309	1,144	34,453	4.4%
Total mixed commercial use facilities	69,645	2,333	71,978	9.2%
Apartment complexes	67,939	230	68,169	8.7%
Light industrial facilities:
Owner occupied	51,455	38	51,493	6.6%
Non-owner occupied	11,985	—	11,985	1.5%
Total light industrial facilities	63,440	38	63,478	8.1%
Retail facilities:
Owner occupied	20,159	522	20,681	2.6%
Non-owner occupied	33,407	982	34,389	4.4%
Total retail facilities	53,566	1,504	55,070	7.0%
Lodging and lodging related	39,515	3,231	42,746	5.5%
Assisted living facilities and nursing homes	31,732	250	31,982	4.1%
Warehouse facilities	27,444	634	28,078	3.6%
Other	308,635	20,440	329,075	42.1%
Total commercial real estate, other	$750,219	$31,970	$782,189	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either June 30, 2017 or December 31, 2016.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Commercial real estate	$7,328	$7,066	$7,172	$7,490	$7,536
Commercial and industrial	6,727	6,534	6,353	5,690	5,234
Total commercial	14,055	13,600	13,525	13,180	12,770
Residential real estate	960	1,145	982	1,120	1,296
Home equity lines of credit	676	675	688	686	684
Consumer, indirect	2,549	2,409	2,312	2,240	2,116
Consumer, other	402	438	518	592	631
Consumer	2,951	2,847	2,830	2,832	2,747
Deposit account overdrafts	83	111	171	143	144
Originated allowance for loan losses	18,725	18,378	18,196	17,961	17,641
Acquired allowance for loan losses	90	90	233	258	197
Allowance for loan losses	$18,815	$18,468	$18,429	$18,219	$17,838
As a percent of total loans, net of deferred fees and costs	0.82%	0.82%	0.83%	0.84%	0.84%

At June 30, 2017, the allowance for loan losses increased to $18.8 million, compared to $17.8 million at June 30, 2016 and $18.5 million at December 31, 2016. The ratio of the allowance for loan losses as a percent of total loans net of deferred fees and costs, was 0.82% at June 30, 2017, compared to 0.84% at June 30, 2016 and 0.83% at December 31, 2016. The continued decline in this ratio was primarily due to the stabilization of Peoples' asset quality metrics.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Gross charge-offs:
Commercial real estate, other	$25	$—	$13	$28	$—
Commercial and industrial	—	117	—	—	6
Residential real estate	98	108	63	146	234
Home equity lines of credit	17	3	15	29	19
Consumer, indirect	516	483	571	674	320
Consumer, other	129	40	185	177	105
Consumer	645	523	756	851	425
Deposit account overdrafts	172	349	229	210	171
Total gross charge-offs	$957	$1,100	$1,076	$1,264	$855
Recoveries:
Commercial real estate, other	$14	$102	$10	$18	$17
Commercial and industrial	—	—	56	—	250
Residential real estate	20	89	85	123	40
Home equity lines of credit	3	3	22	8	19
Consumer, indirect	217	206	333	253	291
Consumer, other	56	50	42	56	50
Consumer	273	256	375	309	341
Deposit account overdrafts	47	65	27	41	38
Total recoveries	$357	$515	$575	$499	$705
Net charge-offs (recoveries):
Commercial real estate, other	$11	$(102)	$3	$10	$(17)
Commercial and industrial	—	117	(56)	—	(244)
Residential real estate	78	19	(22)	23	194
Home equity lines of credit	14	—	(7)	21	—
Consumer, indirect	299	277	238	421	29
Consumer, other	73	(10)	143	121	55
Consumer	372	267	381	542	84
Deposit account overdrafts	125	284	202	169	133
Total net charge-offs	$600	$585	$501	$765	$150

	Three Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate	0.01%	(0.01)%	—%	—%	—%
Commercial and industrial	—%	0.02%	(0.01)%	—%	(0.05)%
Residential real estate	0.01%	—%	—%	—%	0.04%
Home equity lines of credit	0.01%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.05%	0.06%	0.04%	0.02%
Consumer, other	0.01%	—%	—%	0.07%	—%
Consumer	0.06%	0.05%	0.06%	0.11%	0.02%
Deposit account overdrafts	0.02%	0.05%	0.04%	0.03%	0.02%
Total	0.11%	0.11%	0.09%	0.14%	0.03%
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Loans 90+ days past due and accruing:
Commercial real estate, other	$224	$456	$1,506	$1,636	$3,982
Commercial and industrial	919	1,358	387	452	459
Residential real estate	1,406	1,020	1,855	1,792	1,421
Home equity lines of credit	34	111	—	199	—
Consumer, indirect	—	61	—	82	—
Consumer, other	—	—	23	—	7
Consumer	—	61	23	82	7
Total loans 90+ days past due and accruing	2,583	3,006	3,771	4,161	5,869
Nonaccrual loans:
Commercial real estate, construction	797	819	826	855	877
Commercial real estate, other	7,711	8,893	10,792	10,020	7,154
Commercial real estate	8,508	9,712	11,618	10,875	8,031
Commercial and industrial	626	639	1,620	1,365	1,714
Residential real estate	4,271	4,019	4,481	3,951	3,429
Home equity lines of credit	450	438	554	458	426
Consumer, indirect	138	153	9	—	—
Consumer, other	23	1	81	—	—
Consumer	161	154	90	—	—
Total nonaccrual loans	$14,016	$14,962	$18,363	$16,649	$13,600

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	$335	$558	$751	$742	$123
Commercial and industrial	821	910	482	384	394
Residential real estate	1,543	1,699	1,614	1,484	1,354
Home equity lines of credit	101	102	60	47	52
Consumer, indirect	102	58	6	30	46
Consumer, other	3	4	49	10	13
Consumer	105	62	55	40	59
Total nonaccrual TDRs	2,905	3,331	2,962	2,697	1,982
Total nonperforming loans (NPLs)	$19,504	$21,299	$25,096	$23,507	$21,451
Other real estate owned (OREO):
Commercial	$545	$545	$594	$594	$597
Residential	107	132	67	125	82
Total OREO	652	677	661	719	679
Total nonperforming assets (NPAs)	$20,156	$21,976	$25,757	$24,226	$22,130
Criticized loans (a)(c)	111,480	101,284	99,182	99,294	106,616
Classified loans (b)(c)	53,041	56,503	57,736	53,755	51,762
Asset Quality Ratios:
NPLs as a percent of total loans	0.85%	0.95%	1.13%	1.08%	1.01%
NPAs as a percent of total assets	0.57%	0.64%	0.75%	0.72%	0.66%
NPAs as a percent of total loans and OREO	0.88%	0.98%	1.16%	1.11%	1.04%
Allowance for loan losses as a percent of NPLs	96.47%	86.71%	73.43%	77.50%	83.16%
Criticized loans as a percent of total loans (a)	4.86%	4.50%	4.46%	4.58%	5.01%
Classified loans as a percent of total loans (b)	2.31%	2.51%	2.59%	2.48%	2.43%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
NPAs decreased $1.8 million, or 8%, during the second quarter of 2017, and were 0.88% of total loans and OREO at June 30, 2017. The declines were mostly due to payoffs coupled with improvements leading to loans resuming accrual status or becoming current.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Non-interest-bearing deposits	$772,061	$785,047	$734,421	$745,468	$699,695
Interest-bearing deposits:
Retail certificates of deposit (CDs) (a)	352,758	353,918	360,464	390,568	402,102
Money market deposit accounts	397,211	386,999	407,754	411,111	401,828
Governmental deposit accounts	297,560	330,477	251,671	286,716	300,639
Savings accounts	443,110	445,720	436,344	438,087	438,952
Interest-bearing demand accounts	303,501	292,187	278,975	270,490	252,119
Brokered certificates of deposits (a)	110,943	107,817	40,093	33,017	37,636
Total interest-bearing deposits	1,905,083	1,917,118	1,775,301	1,829,989	1,833,276
Total deposits	$2,677,144	$2,702,165	$2,509,722	$2,575,457	$2,532,971

(a)	Prior periods reclassified.
Total deposits decreased $25.0 million, or 1%, compared to March 31, 2017, and increased $167.4 million, or 7%, compared to December 31, 2016. The decrease compared to March 31, 2017 in non-interest-bearing deposits was due primarily to one commercial customer having a higher than normal balance in the customer's account as of March 31, 2017, which was reduced during the second quarter of 2017. The decline in interest-bearing deposits, compared to March 31, 2017, was driven by a reduction in governmental deposit accounts of $32.9 million, which was partially offset by increases in interest-bearing demand accounts and money market deposits. Balances in governmental deposit accounts are seasonally higher in the first quarter of each year compared to the other quarters.
The increase in total deposit balances compared to December 31, 2016 was primarily due to increases of $70.9 million in brokered CDs, $45.9 million in governmental deposit accounts and $37.6 million in non-interest-bearing deposits. The increase in brokered CDs was the result of adding relatively shorter term funding on the balance sheet. The increase in non-interest-bearing deposits was due primarily to two commercial customers maintaining higher than usual balances as of June 30, 2017.
Total deposits at June 30, 2017 increased $144.2 million, or 6%, compared to June 30, 2016. The growth in interest-bearing deposits was due primarily to increases of $73.3 million in brokered CDs and $51.4 million in interest-bearing demand accounts, which were partially offset by a decrease of $49.3 million in retail CDs. Almost 34% of the total increase in non-interest-bearing deposits was due to an increase for one commercial customer, with the remaining increase attributable to increases for both commercial and individual customers, with no significant change in any one deposit account.
Non-interest-bearing deposits comprised 29% of total deposits at each of June 30, 2017 and December 31, 2016, compared to 28% at June 30, 2016. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail CDs.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Short-term borrowings:
FHLB advances	$65,000	$32,000	$231,000	$90,000	$103,000
Retail repurchase agreements	77,532	73,752	74,607	72,807	70,512
Total short-term borrowings	142,532	105,752	305,607	162,807	173,512
Long-term borrowings:
FHLB advances	172,038	127,581	98,282	100,743	101,214
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(39)	(45)	(51)	(57)	(63)
Junior subordinated debt securities	7,015	6,970	6,924	6,877	6,829
Total long-term borrowings	219,014	174,506	145,155	147,563	147,980
Total borrowed funds	$361,546	$280,258	$450,762	$310,370	$321,492
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Peoples' short-term FHLB advances at June 30, 2017 increased $33.0 million compared to March 31, 2017 to fund loan growth during the second quarter of 2017. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Due to the interest rate environment, Peoples took action with respect to $80 million of long-term borrowings that were scheduled to mature in 2018, with interest rates ranging from 2.79% to 3.92%. During the first quarter of 2017, and throughout 2016, these actions included:

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

▪	During the second quarter of 2016, Peoples executed the following transactions to take advantage of the low interest rates:

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

•
Peoples entered into three $10.0 million forward starting interest rate swaps, which become effective in 2018 and mature between 2023 and 2025, with interest rates ranging from 1.49% to 1.56%, which become effective in 2018 and mature between 2022 and 2026. These swaps locked in funding rates for $40 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.65% to 3.92%

Additional information regarding Peoples' interest rate swaps can be found in Note 9. Financial Instruments with Off-Balance Sheet Risk of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At June 30, 2017, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the existing risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2017, Peoples' had a capital conservation buffer of 6.40%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2017.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Capital Amounts:
Common Equity Tier 1	$318,849	$310,856	$306,506	$301,222	$295,148
Tier 1	325,865	317,826	313,430	308,099	301,977
Total (Tier 1 and Tier 2)	348,309	340,147	334,957	328,948	322,413
Net risk-weighted assets	$2,419,335	$2,382,874	$2,373,359	$2,309,951	$2,265,022
Capital Ratios:
Common Equity Tier 1	13.18%	13.05%	12.91%	13.04%	13.03%
Tier 1	13.47%	13.34%	13.21%	13.34%	13.33%
Total (Tier 1 and Tier 2)	14.40%	14.27%	14.11%	14.24%	14.23%
Leverage ratio	9.72%	9.60%	9.66%	9.71%	9.56%
Peoples' capital ratios increased compared to March 31, 2017 and December 31, 2016, largely due to net income increasing stockholders' equity, along with relatively stable net risk-weighted assets.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial measures since their calculation removes the impact of goodwill and other intangible assets acquired through acquisitions on amounts reported in the Unaudited Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Tangible equity:
Total stockholders' equity	$451,353	$443,009	$435,261	$440,637	$437,753
Less: goodwill and other intangible assets	144,692	145,505	146,018	147,005	147,971
Tangible equity	$306,661	$297,504	$289,243	$293,632	$289,782

Tangible assets:
Total assets	$3,525,126	$3,459,276	$3,432,348	$3,363,585	$3,333,455
Less: goodwill and other intangible assets	144,692	145,505	146,018	147,005	147,971
Tangible assets	$3,380,434	$3,313,771	$3,286,330	$3,216,580	$3,185,484

Tangible book value per common share:
Tangible equity	$306,661	$297,504	$289,243	$293,632	$289,782
Common shares outstanding	18,279,036	18,270,508	18,200,067	18,195,986	18,185,708

Tangible book value per common share	$16.78	$16.28	$15.89	$16.14	$15.93

Tangible equity to tangible assets ratio:
Tangible equity	$306,661	$297,504	$289,243	$293,632	$289,782
Tangible assets	$3,380,434	$3,313,771	$3,286,330	$3,216,580	$3,185,484

Tangible equity to tangible assets	9.07%	8.98%	8.80%	9.13%	9.10%
The increase in the tangible equity to tangible assets ratio at June 30, 2017 compared to March 31, 2017 and December 31, 2016 was mostly due to net income, coupled with a slight recovery in the market value of investment securities.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
300	$4,910	4.3%	$(1,100)	(1.0)%	$(87,720)	(13.0)%	$(88,004)	(15.0)%
200	3,972	3.5%	83	0.1%	(59,264)	(8.8)%	(57,925)	(9.9)%
100	2,514	2.2%	603	0.6%	(29,141)	(4.3)%	(27,441)	(4.7)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and were last updated in May 2017.
At June 30, 2017, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Unaudited Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2016 Form 10-K.
At June 30, 2017, Peoples had liquid assets of $163.7 million, which represented 4.2% of total assets and unfunded commitments. This amount exceeded the minimal level of $78.1 million, or 2.0% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $72.3 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Home equity lines of credit	$86,086	$86,037	$85,024	$83,267	$85,139
Unadvanced construction loans	92,669	116,168	119,075	100,484	88,342
Other loan commitments	302,710	267,132	269,669	268,259	242,914
Loan commitments	$481,465	$469,337	$473,768	$452,010	$416,395
Standby letters of credit	$26,458	$25,797	$25,651	$27,072	$22,065
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters. However, based on management's current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 1A.  RISK FACTORS
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2017, Peoples had 7 interest rate swaps with a notional value of $60.0 million. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of June 30, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. As of June 30, 2017, Peoples has no minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2017:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- 30, 2017	699	(2)(3)	$32.82	—	$15,049,184
May 1-31, 2017	—		$—	—	15,049,184
June 1-30, 2017	—		$—	—	15,049,184
Total	699		$32.82	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended June 30, 2017.

(2)	Information reported includes 36 common shares withheld in April, to pay income tax associated with vested restricted common shares.

(3)
Information reported includes 663 common shares purchased in open market transactions during April by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS
The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 68.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 27, 2017	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 27, 2017	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)
Amended Articles of Incorporation of Peoples Bancorp Inc. (This document represents the Amended Articles of Incorporation of Peoples Bancorp Inc. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.)
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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Exhibit Number	Description	Exhibit Location
3.2(f)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

10.1
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.