Form 10-Q
period 2017-09-30
PEOPLES BANCORP INC
filed 2017-10-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2017

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,281,112 common shares, without par value, at October 25, 2017.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Assets
Cash and due from banks	$53,585	$58,129
Interest-bearing deposits in other banks	16,458	8,017
Total cash and cash equivalents	70,043	66,146
Available-for-sale investment securities, at fair value (amortized cost of $792,810 at September 30, 2017 and $777,017 at December 31, 2016)	797,021	777,940
Held-to-maturity investment securities, at amortized cost (fair value of $42,808 at September 30, 2017 and $43,227 at December 31, 2016)	42,163	43,144
Other investment securities, at cost	38,371	38,371
Total investment securities	877,555	859,455
Loans, net of deferred fees and costs	2,327,035	2,224,936
Allowance for loan losses	(18,992)	(18,429)
Net loans	2,308,043	2,206,507
Loans held for sale	3,653	4,022
Bank premises and equipment, net	51,777	53,616
Bank owned life insurance	61,696	60,225
Goodwill	132,631	132,631
Other intangible assets	11,228	13,387
Other assets	35,786	36,359
Total assets	$3,552,412	$3,432,348
Liabilities
Deposits:
Non-interest-bearing	$724,846	$734,421
Interest-bearing	1,939,836	1,775,301
Total deposits	2,664,682	2,509,722
Short-term borrowings	193,717	305,607
Long-term borrowings	195,890	145,155
Accrued expenses and other liabilities	40,737	36,603
Total liabilities	3,095,026	2,997,087
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,948,358 shares issued at September 30, 2017 and 18,939,091 shares issued at December 31, 2016, including shares in treasury	344,831	344,404
Retained earnings	128,465	110,294
Accumulated other comprehensive income (loss), net of deferred income taxes	51	(1,554)
Treasury stock, at cost, 703,530 shares at September 30, 2017 and 795,758 shares at December 31, 2016	(15,961)	(17,883)
Total stockholders’ equity	457,386	435,261
Total liabilities and stockholders’ equity	$3,552,412	$3,432,348

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$26,370	$23,493	$76,133	$69,850
Interest and dividends on taxable investment securities	5,615	4,456	15,280	13,875
Interest on tax-exempt investment securities	701	771	2,257	2,332
Other interest income	42	10	83	37
Total interest income	32,728	28,730	93,753	86,094
Interest expense:
Interest on deposits	1,865	1,427	5,081	4,531
Interest on short-term borrowings	369	109	853	301
Interest on long-term borrowings	1,274	1,071	3,564	3,064
Total interest expense	3,508	2,607	9,498	7,896
Net interest income	29,220	26,123	84,255	78,198
Provision for loan losses	1,086	1,146	2,657	2,828
Net interest income after provision for loan losses	28,134	24,977	81,598	75,370
Non-interest income:
Insurance income	3,345	3,137	10,861	10,934
Trust and investment income	2,838	2,692	8,497	7,850
Electronic banking income	2,544	2,765	7,692	7,867
Deposit account service charges	2,407	2,833	7,130	7,999
Net gain (loss) on investment securities	1,861	(1)	2,219	862
Mortgage banking income	535	427	1,389	852
Bank owned life insurance income	482	491	1,471	911
Commercial loan swap fees	76	569	995	997
Net (loss) gain on asset disposals and other transactions	(25)	(224)	81	(1,024)
Other non-interest income	383	624	1,499	1,549
Total non-interest income	14,446	13,313	41,834	38,797
Non-interest expense:
Salaries and employee benefit costs	15,141	14,584	45,686	42,881
Net occupancy and equipment expense	2,619	2,768	7,980	8,155
Electronic banking expense	1,448	1,650	4,487	4,568
Professional fees	1,393	1,661	4,532	5,243
Data processing and software expense	1,092	741	3,330	2,503
Amortization of other intangible assets	869	1,008	2,603	3,023
Franchise tax expense	583	529	1,750	1,550
Marketing expense	488	380	1,122	1,192
FDIC insurance expense	449	549	1,339	1,706
Communication expense	334	518	1,134	1,730
Foreclosed real estate and other loan expenses	214	189	589	540
Other non-interest expense	1,928	2,265	6,017	6,538
Total non-interest expense	26,558	26,842	80,569	79,629
Income before income taxes	16,022	11,448	42,863	34,538
Income tax expense	5,127	3,656	13,393	10,789
Net income	$10,895	$7,792	$29,470	$23,749
Earnings per common share - basic	$0.60	$0.43	$1.62	$1.31
Earnings per common share - diluted	$0.60	$0.43	$1.61	$1.31
Weighted-average number of common shares outstanding - basic	18,056,202	17,993,443	18,043,692	18,015,249
Weighted-average number of common shares outstanding - diluted	18,213,533	18,110,710	18,199,959	18,123,660
Cash dividends declared	$4,020	$2,912	$11,299	$8,564
Cash dividends declared per common share	$0.22	$0.16	$0.62	$0.47

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$10,895	$7,792	$29,470	$23,749
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(236)	(4,068)	5,448	14,681
Related tax benefit (expense)	83	1,424	(1,906)	(5,139)
Less: reclassification adjustment for net gain (loss) included in net income	1,861	(1)	2,219	862
Related tax expense	(652)	—	(777)	(302)
Net effect on other comprehensive (loss) income	(1,362)	(2,643)	2,100	8,982
Defined benefit plans:
Net loss arising during the period	(1)	—	(1)	—
Amortization of unrecognized loss and service cost on benefit plans	25	21	72	66
Related tax expense	(9)	(9)	(25)	(22)
Net effect on other comprehensive income	15	12	46	44
Cash flow hedges:
Net (loss) gain arising during the period	(63)	68	(832)	(184)
Related tax benefit (expense)	22	(24)	291	64
Net effect on other comprehensive (loss) income	(41)	44	(541)	(120)
Total other comprehensive (loss) income, net of tax expense	(1,388)	(2,587)	1,605	8,906
Total comprehensive income	$9,507	$5,205	$31,075	$32,655
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
Net income	—	29,470	—	—	29,470
Other comprehensive income, net of tax	—	—	1,605	—	1,605
Cash dividends declared	—	(11,299)	—	—	(11,299)
Exercise of stock appreciation rights	(6)	—	—	6	—
Reissuance of treasury stock for common stock awards	(1,467)	—	—	1,467	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	500	500
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(411)	(411)
Common shares issued under dividend reinvestment plan	385	—	—	—	385
Common shares issued under compensation plan for Boards of Directors	72	—	—	168	240
Common shares issued under employee stock purchase plan	81	—	—	192	273
Stock-based compensation expense	1,362	—	—	—	1,362
Balance, September 30, 2017	$344,831	$128,465	$51	$(15,961)	$457,386

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$45,730	$42,195
Investing activities:
Available-for-sale investment securities:
Purchases	(140,791)	(95,481)
Proceeds from sales	7,381	30,622
Proceeds from principal payments, calls and prepayments	111,315	93,172
Held-to-maturity investment securities:
Purchases	(1,310)	—
Proceeds from principal payments	1,997	1,747
Net increase in loans	(99,829)	(94,149)
Net expenditures for bank premises and equipment	(3,016)	(4,893)
Proceeds from sales of other real estate owned	494	148
Purchase of bank owned life insurance	—	(35,000)
Business acquisitions, net of cash received	(450)	(244)
Return of (investment in) limited partnership and tax credit funds	6	(2,954)
Net cash used in investing activities	(124,203)	(107,032)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(9,575)	27,529
Net increase in interest-bearing deposits	164,513	12,040
Net (decrease) increase in short-term borrowings	(111,890)	2,421
Proceeds from long-term borrowings	54,403	55,000
Payments on long-term borrowings	(3,823)	(21,899)
Cash dividends paid	(10,855)	(8,215)
Repurchase of treasury stock under share repurchase program	—	(4,965)
Repurchase of treasury stock in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(411)	(369)
Proceeds from issuance of common shares	8	15
Net cash provided by financing activities	82,370	61,557
Net increase (decrease) in cash and cash equivalents	3,897	(3,280)
Cash and cash equivalents at beginning of period	66,146	71,115
Cash and cash equivalents at end of period	$70,043	$67,835

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2016 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2017 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  All intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2016, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2016 Form 10-K.
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
Accounting Standards Update ("ASU") 2017-12 - Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for certain financial instruments with down round features and (Part II), Replacement of the indefinite deferral for mandatory redeemable financial instruments of certain nonpublic entities and certain mandatory redeemable non-controlling interests with a scope exception. Part I of the update addresses the complexity of accounting for certain financial instruments with down round features such as warrants or convertible instruments and will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Modification is currently defined as "a change in any of the terms or conditions of a share-based payment award." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.

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
ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consideration. Phase 2 of the project will not impact Peoples' consolidated financial statements. ASU 2017-01 will become effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt Phase 1 of this new accounting guidance as required and management will apply this guidance to future transactions upon adoption. Phase 2, which was released as ASU 2017-05 will not impact Peoples' consolidated financial statements.
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). There are many aspects of this new accounting guidance that are still being interpreted and the FASB has issued updates to certain aspects of the guidance to address implementation issues. The FASB issued updates in March, April, May and December of 2016, and September of 2017, clarifying several areas of the guidance. These clarifications included:
•Principal versus agent considerations,
•Collectibility, sales tax and non-cash consideration, practical expedients for contract modifications and completed contracts,
•Identification of performance obligations
•Licensing implementation guidance, and

•
Transition provisions for public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include, or the inclusion of, its financial statements or financial information in another public business entity's filing.

This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples will adopt this new accounting guidance in 2018, as required, and expects to adopt the new guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. Peoples' preliminary analysis indicates that certain non-interest income financial statement line items contain revenue streams that are in the scope of this update, the most substantial of which is insurance income. Based on Peoples’ evaluation to date, Peoples does not expect the adoption of this accounting guidance to have a significant impact on Peoples’ financial condition or results of operations; however, the review is ongoing. Peoples will continue to evaluate the impact of this accounting guidance, including any additional guidance issued, during the completion of this internal assessment.
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
ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. The amendments also allow an employer to repurchase more of an employee’s shares than it could under previous guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Peoples adopted this pronouncement as of January 1, 2017, and will continue using an estimated forfeiture rate. In the first nine months of 2017, Peoples recorded a tax benefit of $123,000 associated with the adoption of this ASU for the tax benefit of awards that settled or vested during the year, with the majority recorded in the first quarter of 2017.
ASU 2016-02 - Leases (Topic 842): This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. This ASU will require both finance and operating leases to be recognized on the balance sheet. This ASU will affect all companies and organizations that lease real estate. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU are intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The amendments require equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any,) from observable price changes in orderly transactions for similar investments of the same issuer. This ASU will be effective for fiscal years beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples is currently evaluating the impact of adopting the new accounting guidance on Peoples' consolidated financial statements which may result in an impact to the income statement on a quarterly and annual basis, as market values fluctuate. Peoples will adopt this accounting guidance as of the required effective date. As of September 30, 2017, Peoples had net unrealized gains on equity securities of $6.5 million.

Note 2 Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis were comprised of the following:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
September 30, 2017
Obligations of:
States and political subdivisions	$104,560	$—	$104,560	$—
Residential mortgage-backed securities	672,106	—	672,106	—
Commercial mortgage-backed securities	7,128	—	7,128	—
Bank-issued trust preferred securities	5,154	—	5,154	—
Equity securities	8,073	7,914	159	—
Total available-for-sale securities	$797,021	$7,914	$789,107	$—
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	117,230	—	117,230	—
Residential mortgage-backed securities	626,567	—	626,567	—
Commercial mortgage-backed securities	19,291	—	19,291	—
Bank-issued trust preferred securities	4,899	—	4,899	—
Equity securities	8,953	8,734	219	—
Total available-for-sale securities	$777,940	$8,734	$769,206	$—
Held-to-maturity securities reported at fair value were comprised of the following:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Obligations of:
States and political subdivisions	$4,463	$—	$4,463	$—
Residential mortgage-backed securities	33,690	—	33,690	—
Commercial mortgage-backed securities	4,655	—	4,655	—
Total held-to-maturity securities	$42,808	$—	$42,808	$—
December 31, 2016
Obligations of:
States and political subdivisions	$4,041	$—	$4,041	$—
Residential mortgage-backed securities	33,762	—	33,762	—
Commercial mortgage-backed securities	5,424	—	5,424	—
Total held-to-maturity securities	$43,227	$—	$43,227	$—
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
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At September 30, 2017, impaired loans with an aggregate outstanding principal balance of $33.0 million were measured and reported at a fair value of $27.0 million.  For the three and nine months ended September 30, 2017, Peoples recognized $83,000 and $408,000 of recoveries on impaired loans, respectively, through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Unaudited Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$70,043	$70,043	$66,146	$66,146
Investment securities	877,555	878,200	859,455	859,538
Loans (1)	2,311,696	2,252,054	2,210,529	2,152,544
Bank premises and equipment, net	51,777	51,777	53,616	53,616
Bank owned life insurance	61,696	61,696	60,225	60,225
Financial liabilities:
Deposits	$2,664,682	$2,664,513	$2,509,722	$2,512,647
Short-term borrowings	193,717	193,717	305,607	305,607
Long-term borrowings	195,890	195,857	145,155	145,106
Cash flow hedges (2)	916	916	1,779	1,779
(1) Includes loans held for sale.
(2) For additional information, see Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
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
Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3 inputs).  In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.
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
Cash flow hedges: Cash flow hedges are recognized in the Unaudited Consolidated Balance Sheets at their fair value within other assets. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2 inputs).
Customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of:
States and political subdivisions	$102,415	$2,343	$(198)	$104,560
Residential mortgage-backed securities	676,576	3,965	(8,435)	672,106
Commercial mortgage-backed securities	7,105	40	(17)	7,128
Bank-issued trust preferred securities	5,188	147	(181)	5,154
Equity securities	1,526	6,611	(64)	8,073
Total available-for-sale securities	$792,810	$13,106	$(8,895)	$797,021
December 31, 2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,000
States and political subdivisions	115,657	1,836	(263)	117,230
Residential mortgage-backed securities	633,802	3,758	(10,993)	626,567
Commercial mortgage-backed securities	19,337	41	(87)	19,291
Bank-issued trust preferred securities	5,169	91	(361)	4,899
Equity securities	2,052	6,969	(68)	8,953
Total available-for-sale securities	$777,017	$12,695	$(11,772)	$777,940
Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both September 30, 2017 and December 31, 2016.  At September 30, 2017, there were no securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross gains realized	$1,877	$—	$2,235	$863
Gross losses realized	16	1	16	1
Net gain (loss) realized	$1,861	$(1)	$2,219	$862
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2017
Obligations of:
States and political subdivisions	$7,622	$62	6	$3,957	$136	1	$11,579	$198
Residential mortgage-backed securities	300,639	3,348	77	163,685	5,087	51	464,324	8,435
Commercial mortgage-backed securities	3,875	17	2	—	—	—	3,875	17
Bank-issued trust preferred securities	—	—	—	2,818	181	3	2,818	181
Equity securities	—	—	—	112	64	1	112	64
Total	$312,136	$3,427	85	$170,572	$5,468	56	$482,708	$8,895
December 31, 2016
Obligations of:
States and political subdivisions	$23,501	$263	28	$—	$—	—	$23,501	$263
Residential mortgage-backed securities	427,088	8,495	108	46,631	2,498	22	473,719	10,993
Commercial mortgage-backed securities	7,770	87	4	—	—	—	7,770	87
Bank-issued trust preferred securities	—	—	—	2,637	361	3	2,637	361
Equity securities	263	3	1	110	65	1	373	68
Total	$458,622	$8,848	141	$49,378	$2,924	26	$508,000	$11,772
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At September 30, 2017, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2017 and December 31, 2016 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2017, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the four positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.7 million and $0.4 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2017 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$995	$11,339	$28,293	$61,788	$102,415
Residential mortgage-backed securities	13	15,029	37,213	624,321	676,576
Commercial mortgage-backed securities	—	5,725	—	1,380	7,105
Bank-issued trust preferred securities	—	—	2,190	2,998	5,188
Equity securities					1,526
Total available-for-sale securities	$1,008	$32,093	$67,696	$690,487	$792,810
Fair value
Obligations of:
States and political subdivisions	$1,002	$11,451	$28,743	$63,364	$104,560
Residential mortgage-backed securities	13	14,998	37,274	619,821	672,106
Commercial mortgage-backed securities	—	5,762	—	1,366	7,128
Bank-issued trust preferred securities	—	—	2,337	2,817	5,154
Equity securities					8,073
Total available-for-sale securities	$1,015	$32,211	$68,354	$687,368	$797,021
Total weighted-average yield	3.48%	3.61%	3.55%	3.36%	3.39%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of:
States and political subdivisions	$3,812	$651	$—	$4,463
Residential mortgage-backed securities	33,648	448	(406)	33,690
Commercial mortgage-backed securities	4,703	—	(48)	4,655
Total held-to-maturity securities	$42,163	$1,099	$(454)	$42,808
December 31, 2016
Obligations of:
States and political subdivisions	$3,820	$221	$—	$4,041
Residential mortgage-backed securities	33,858	432	(528)	33,762
Commercial mortgage-backed securities	5,466	—	(42)	5,424
Total held-to-maturity securities	$43,144	$653	$(570)	$43,227
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three or nine months ended September 30, 2017 and 2016.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2017
Residential mortgage-backed securities	$2,993	$90	1	$9,361	$316	2	$12,354	$406
Commercial mortgage-backed securities	4,655	48	1	—	—	—	4,655	48
Total	$7,648	$138	2	$9,361	$316	2	$17,009	$454
December 31, 2016
Residential mortgage-backed securities	$12,139	$476	3	$963	$52	1	$13,102	$528
Commercial mortgage-backed securities	5,424	42	1	—	—	—	5,424	42
Total	$17,563	$518	4	$963	$52	1	$18,526	$570
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$314	$2,980	$518	$3,812
Residential mortgage-backed securities	—	450	6,379	26,819	33,648
Commercial mortgage-backed securities	—	—	—	4,703	4,703
Total held-to-maturity securities	$—	$764	$9,359	$32,040	$42,163
Fair value
Obligations of:
States and political subdivisions	$—	$320	$3,598	$545	$4,463
Residential mortgage-backed securities	—	452	6,508	26,730	33,690
Commercial mortgage-backed securities	—	—	—	4,655	4,655
Total held-to-maturity securities	$—	$772	$10,106	$31,930	$42,808
Total weighted-average yield	—%	4.18%	3.10%	4.01%	3.81%
Other Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB").
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $543.1 million and $517.9 million at September 30, 2017 and December 31, 2016, respectively, and held-to-maturity investment securities with carrying values of $19.0 million and $20.0 million at September 30, 2017 and December 31, 2016, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $7.9 million and $9.2 million at September 30, 2017 and December 31, 2016, respectively, and held-to-maturity securities with carrying values of $20.9 million and $22.2 million at September 30, 2017 and December 31, 2016, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter in a business combination. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$111,187	$84,626
Commercial real estate, other	573,256	531,557
Commercial real estate	684,443	616,183
Commercial and industrial	407,468	378,131
Residential real estate	304,094	307,490
Home equity lines of credit	88,421	85,617
Consumer, indirect	335,436	252,024
Consumer, other	68,286	67,579
Consumer	403,722	319,603
Deposit account overdrafts	507	1,080
Total originated loans	$1,888,655	$1,708,104
Acquired loans:
Commercial real estate, construction	$8,565	$10,100
Commercial real estate, other	174,157	204,466
Commercial real estate	182,722	214,566
Commercial and industrial	36,462	44,208
Residential real estate	194,950	228,435
Home equity lines of credit	22,366	25,875
Consumer, indirect	408	808
Consumer, other	1,472	2,940
Consumer	1,880	3,748
Total acquired loans	$438,380	$516,832
Loans, net of deferred fees and costs	$2,327,035	$2,224,936
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate, other	$8,235	$11,476
Commercial and industrial	818	1,573
Residential real estate	20,497	23,306
Consumer	41	76
Total outstanding balance	$29,591	$36,431
Net carrying amount	$20,581	$26,524

Changes in the accretable yield for purchased credit impaired loans for the nine months ended September 30, 2017 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2016	$7,132
Reclassification from nonaccretable to accretable	1,285
Accretion	(1,279)
Balance, September 30, 2017	$7,138
Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. The above reclassification from nonaccretable to accretable related to the re-estimation of cash flows on the purchased credit impaired loan portfolio, coupled with the loans performing better than expected. The majority of the reclassification related to prepayment speeds decreasing in the residential portfolio, resulting in higher total expected cash flows.
Cash flows expected to be collected on purchased credit impaired loans are estimated by incorporating several key assumptions, similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the principal expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $490.1 million and $542.5 million at September 30, 2017 and December 31, 2016, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $84.0 million and $152.0 million at September 30, 2017 and December 31, 2016, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Originated loans:
Commercial real estate, construction	$776	$826	$—	$—
Commercial real estate, other	6,675	9,934	374	—
Commercial real estate	7,451	10,760	374	—
Commercial and industrial	780	1,712	739	—
Residential real estate	3,437	3,778	231	183
Home equity lines of credit	344	383	15	—
Consumer, indirect	154	130	—	10
Consumer, other	16	11	—	—
Consumer	170	141	—	10
Total originated loans	$12,182	$16,774	$1,359	$193
Acquired loans:
Commercial real estate, other	$982	$1,609	$898	$1,506
Commercial and industrial	498	390	93	387
Residential real estate	2,210	2,317	1,184	1,672
Home equity lines of credit	330	231	—	—
Consumer, indirect	—	—	—	13
Consumer, other	17	4	8	—
Consumer	17	4	8	13
Total acquired loans	$4,037	$4,551	$2,183	$3,578
Total loans	$16,219	$21,325	$3,542	$3,771
During the first nine months of 2017, Peoples' nonaccrual loans declined largely due to several payoffs on larger relationships.

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$111,187	$111,187
Commercial real estate, other	1,693	229	6,573	8,495	564,761	573,256
Commercial real estate	1,693	229	6,573	8,495	675,948	684,443
Commercial and industrial	1,292	155	1,396	2,843	404,625	407,468
Residential real estate	2,076	1,368	1,777	5,221	298,873	304,094
Home equity lines of credit	346	184	145	675	87,746	88,421
Consumer, indirect	1,731	358	33	2,122	333,314	335,436
Consumer, other	158	89	14	261	68,025	68,286
Consumer	1,889	447	47	2,383	401,339	403,722
Deposit account overdrafts	—	—	—	—	507	507
Total originated loans	$7,296	$2,383	$9,938	$19,617	$1,869,038	$1,888,655
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,565	$8,565
Commercial real estate, other	544	176	1,089	1,809	172,348	174,157
Commercial real estate	544	176	1,089	1,809	180,913	182,722
Commercial and industrial	17	24	463	504	35,958	36,462
Residential real estate	1,498	1,141	2,436	5,075	189,875	194,950
Home equity lines of credit	112	—	280	392	21,974	22,366
Consumer, indirect	2	—	—	2	406	408
Consumer, other	13	18	24	55	1,417	1,472
Consumer	15	18	24	57	1,823	1,880
Total acquired loans	$2,186	$1,359	$4,292	$7,837	$430,543	$438,380
Total loans	$9,482	$3,742	$14,230	$27,454	$2,299,581	$2,327,035

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2016
Originated loans:
Commercial real estate, construction	$—	$—	$826	$826	$83,800	$84,626
Commercial real estate, other	1,420	225	9,305	10,950	520,607	531,557
Commercial real estate	1,420	225	10,131	11,776	604,407	616,183
Commercial and industrial	1,305	700	1,465	3,470	374,661	378,131
Residential real estate	7,288	1,019	1,895	10,202	297,288	307,490
Home equity lines of credit	316	45	248	609	85,008	85,617
Consumer, indirect	2,080	273	77	2,430	249,594	252,024
Consumer, other	346	38	—	384	67,195	67,579
Consumer	2,426	311	77	2,814	316,789	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$12,755	$2,300	$13,816	$28,871	$1,679,233	$1,708,104
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,060	$10,100
Commercial real estate, other	1,220	208	2,271	3,699	200,767	204,466
Commercial real estate	1,220	208	2,311	3,739	210,827	214,566
Commercial and industrial	148	3	777	928	43,280	44,208
Residential real estate	5,918	2,496	2,974	11,388	217,047	228,435
Home equity lines of credit	208	65	178	451	25,424	25,875
Consumer, indirect	4	—	—	4	804	808
Consumer, other	51	—	13	64	2,876	2,940
Consumer	55	—	13	68	3,680	3,748
Total acquired loans	$7,549	$2,772	$6,253	$16,574	$500,258	$516,832
Total loans	$20,304	$5,072	$20,069	$45,445	$2,179,491	$2,224,936
During the first nine months of 2017, Peoples' delinquency trends improved compared to the balances at December 31, 2016, as total loans past due declined in both the originated and acquired loan portfolios.
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
“Special Mention” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned.” Loans in this risk category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on a secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loan or in Peoples' credit position.
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2017
Originated loans:
Commercial real estate, construction	$104,446	$5,510	$776	$—	$455	$111,187
Commercial real estate, other	541,073	21,062	11,121	—	—	573,256
Commercial real estate	645,519	26,572	11,897	—	455	684,443
Commercial and industrial	382,332	18,943	6,157	—	36	407,468
Residential real estate	18,717	1,033	11,499	182	272,663	304,094
Home equity lines of credit	596	—	—	—	87,825	88,421
Consumer, indirect	59	9	—	—	335,368	335,436
Consumer, other	38	—	—	—	68,248	68,286
Consumer	97	9	—	—	403,616	403,722
Deposit account overdrafts	—	—	—	—	507	507
Total originated loans	$1,047,261	$46,557	$29,553	$182	$765,102	$1,888,655
Acquired loans:
Commercial real estate, construction	$8,513	$—	$52	$—	$—	$8,565
Commercial real estate, other	157,610	8,057	8,490	—	—	174,157
Commercial real estate	166,123	8,057	8,542	—	—	182,722
Commercial and industrial	34,651	220	1,591	—	—	36,462
Residential real estate	13,082	604	1,365	—	179,899	194,950
Home equity lines of credit	143	—	—	—	22,223	22,366
Consumer, indirect	19	—	—	—	389	408
Consumer, other	42	—	—	—	1,430	1,472
Consumer	61	—	—	—	1,819	1,880
Total acquired loans	$214,060	$8,881	$11,498	$—	$203,941	$438,380
Total loans	$1,261,321	$55,438	$41,051	$182	$969,043	$2,327,035

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2016
Originated loans:
Commercial real estate, construction	$73,423	$—	$826	$—	$10,377	$84,626
Commercial real estate, other	505,029	11,855	14,673	—	—	531,557
Commercial real estate	578,452	11,855	15,499	—	10,377	616,183
Commercial and industrial	346,791	15,210	16,130	—	—	378,131
Residential real estate	47,336	957	12,828	304	246,065	307,490
Home equity lines of credit	465	—	135	—	85,017	85,617
Consumer, indirect	15	13	—	—	251,996	252,024
Consumer, other	50	—	—	—	67,529	67,579
Consumer	65	13	—	—	319,525	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$973,109	$28,035	$44,592	$304	$662,064	$1,708,104
Acquired loans:
Commercial real estate, construction	$10,046	$—	$54	$—	$—	$10,100
Commercial real estate, other	181,781	12,475	10,210	—	—	204,466
Commercial real estate	191,827	12,475	10,264	—	—	214,566
Commercial and industrial	42,809	227	978	194	—	44,208
Residential real estate	17,170	709	1,404	—	209,152	228,435
Home equity lines of credit	202	—	—	—	25,673	25,875
Consumer, indirect	51	—	—	—	757	808
Consumer, other	53	—	—	—	2,887	2,940
Consumer	104	—	—	—	3,644	3,748
Total acquired loans	$252,112	$13,411	$12,646	$194	$238,469	$516,832
Total loans	$1,225,221	$41,446	$57,238	$498	$900,533	$2,224,936
In the first nine months of 2017, Peoples' classified loans, which are loans categorized as substandard or doubtful, declined compared to the balances at December 31, 2016 mostly due to loan payoffs.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2017
Commercial real estate, construction	$821	$—	$776	$776	$—	$805	$—
Commercial real estate, other	15,109	5,045	9,180	14,225	136	14,763	727
Commercial real estate	15,930	5,045	9,956	15,001	136	15,568	727
Commercial and industrial	2,794	2,016	603	2,619	424	2,651	384
Residential real estate	25,974	654	23,724	24,378	151	24,273	1,675
Home equity lines of credit	1,718	65	1,649	1,714	13	1,435	122
Consumer, indirect	171	18	154	172	2	155	11
Consumer, other	92	28	61	89	21	101	7
Consumer	263	46	215	261	23	256	18
Total	$46,679	$7,826	$36,147	$43,973	$747	$44,183	$2,926
December 31, 2016
Commercial real estate, construction	$894	$—	$866	$866	$—	$913	$3
Commercial real estate, other	20,029	7,474	12,227	19,701	803	18,710	700
Commercial real estate	20,923	7,474	13,093	20,567	803	19,623	703
Commercial and industrial	7,289	2,732	1,003	3,735	585	3,386	125
Residential real estate	27,703	138	27,393	27,531	24	27,455	1,419
Home equity lines of credit	908	—	908	908	—	717	44
Consumer, indirect	220	—	224	224	—	136	16
Consumer, other	130	—	130	130	—	138	13
Consumer	350	—	354	354	—	274	29
Total	$57,173	$10,344	$42,751	$53,095	$1,412	$51,455	$2,320
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

The following table summarizes the loans that were modified as a TDR during the three months ended September 30:

		Three Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2017
Originated loans:
Commercial and industrial	1	$36	$36	$36
Residential real estate	1	90	90	90
Home equity lines of credit	2	22	22	19
Consumer, indirect	5	34	34	34
Consumer, other	2	9	9	9
Consumer	7	43	43	43
Total originated loans	11	$191	$191	$188
Acquired loans:
Residential real estate	2	$61	$61	$61
Home equity lines of credit	1	34	34	34
Total acquired loans	3	$95	$95	$95
September 30, 2016
Originated loans:
Residential real estate	2	$75	$75	$75
Home equity lines of credit	3	23	23	23
Consumer, indirect	7	78	78	78
Consumer, other	3	34	34	34
Consumer	10	112	112	112
Total originated loans	15	$210	$210	$210
Acquired loans:
Commercial real estate, other	1	$224	$224	$224
Residential real estate	2	141	141	141
Total acquired loans	3	$365	$365	$365
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table summarizes the loans that were modified as a TDR during the nine months ended September 30:

		Nine Months Ended
		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	3	174	174	123
Residential real estate	7	483	483	478
Home equity lines of credit	6	291	291	286
Consumer, indirect	11	127	127	86
Consumer, other	3	10	10	10
Consumer	14	137	137	96
Total originated loans	31	$1,099	$1,099	$997
Acquired loans:
Commercial real estate, other	2	$271	$271	$265
Residential real estate	8	264	264	263
Home equity lines of credit	5	328	328	323
Consumer, other	2	10	10	9
Total acquired loans	17	$873	$873	$860
September 30, 2016
Originated loans:
Commercial real estate, other	1	$57	$57	$56
Commercial and industrial	6	716	724	685
Residential real estate	5	173	173	173
Home equity lines of credit	3	23	23	23
Consumer, indirect	9	107	107	107
Consumer, other	5	46	46	46
Consumer	14	153	153	153
Total originated loans	29	$1,122	$1,130	$1,090
Acquired loans:
Commercial real estate, other	1	$223	$223	$223
Residential real estate	11	927	929	923
Home equity lines of credit	3	179	179	173
Consumer, indirect	2	8	8	8
Consumer, other	3	17	17	17
Consumer	5	25	25	25
Total acquired loans	20	$1,354	$1,356	$1,344
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those acquired loans modified in a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the nine month periods ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	1	$44	$—	—	$—	$—
Consumer, other	1	8	—	—	—	—
Total	2	$52	$—	—	$—	$—
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
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the nine months ended September 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Other	Deposit Account Overdrafts	Total
Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(25)	(165)	(451)	(100)	(1,493)	(275)	(767)	(3,276)
Recoveries	135	1	128	9	598	152	159	1,182
Net recoveries (charge-offs)	110	(164)	(323)	(91)	(895)	(123)	(608)	(2,094)
Provision for loan losses	252	226	265	82	1,397	46	507	2,775
Balance, September 30, 2017	$7,534	$6,415	$924	$679	$2,814	$441	$70	$18,877

Period-end amount allocated to:
Loans individually evaluated for impairment	$136	$424	$151	$13	$2	$21	$—	$747
Loans collectively evaluated for impairment	7,398	5,991	773	666	2,812	420	70	18,130
Ending balance	$7,534	$6,415	$924	$679	$2,814	$441	$70	$18,877

Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,934	$37	$121	$16,539
Charge-offs	(12)	(1,017)	(524)	(58)	(1,502)	(397)	(544)	(4,054)
Recoveries	1,199	250	193	33	727	183	148	2,733
Net recoveries (charge-offs)	1,187	(767)	(331)	(25)	(775)	(214)	(396)	(1,321)
(Recovery of) provision for loan losses	(773)	1,075	194	(21)	1,081	769	418	2,743
Balance, September 30, 2016	$7,490	$5,690	$1,120	$686	$2,240	$592	$143	$17,961

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,164	$506	$122	$—	$—	$—	$—	$1,792
Loans collectively evaluated for impairment	6,326	5,184	998	686	2,240	592	143	16,169
Ending balance	$7,490	$5,690	$1,120	$686	$2,240	$592	$143	$17,961

Allowance for Loan Losses for Acquired Loans
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired purchased credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment. During the third quarter of 2017, Peoples completed its reforecast of the estimated cash flows expected to be collected on purchased credit impaired loans. As a result, Peoples recorded an additional provision for loan losses for acquired loans during the third quarter of 2017. During the first nine months of 2017, Peoples also recognized a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off.
The following table presents activity in the allowance for loan losses for acquired loans for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Purchased credit impaired loans:
Balance, beginning of period	$90	$197	$233	$240
Charge-offs	—	(16)	—	(67)
Recoveries	—	—	—	—
Net charge-offs	—	(16)	—	(67)
Provision for (recovery of) loan losses	25	77	(118)	85
Balance, September 30	$115	$258	$115	$258

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$125,000	2.00%	$70,000	2.49%
Callable national market repurchase agreements	40,000	3.63%	40,000	3.63%
FHLB amortizing, fixed-rate advances	23,862	2.03%	28,282	2.01%
Junior subordinated debt securities	7,061	4.78%	6,924	4.48%
Unamortized debt issuance costs	(33)	—%	(51)	—%
Total long-term borrowings	$195,890	2.43%	$145,155	2.81%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first nine months of 2017, Peoples borrowed an additional $75.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 2.03% and mature between 2018 and 2022.
As of September 30, 2017, Peoples' FHLB putable and callable national market repurchase agreements had no remaining putable or callable options. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from ten to twenty years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances. Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
Peoples maintains a multi-year unsecured $15.0 million revolving credit facility (the “Credit Facility”) with Raymond James Bank, N.A. that matures on March 4, 2019. Borrowings under the Credit Facility may be used: (i) to make acquisitions; (ii) to make stock repurchases; (iii) for working capital needs; and (iv) for other general corporate purposes. Each loan under the Credit Facility will bear interest per annum at a rate equal to 3.00% plus the one-month LIBOR rate, which rate will reset monthly. As of September 30, 2017, there were no borrowings outstanding under the Credit Facility. Additional information regarding the Credit Facility can be found in Note 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2016 Form 10-K.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three months ending December 31, 2017	$1,866	2.04%
Year ending December 31, 2018	54,385	3.46%
Year ending December 31, 2019	33,508	1.37%
Year ending December 31, 2020	25,564	1.85%
Year ending December 31, 2021	21,979	1.75%
Thereafter	58,588	2.62%
Total long-term borrowings	$195,890	2.43%

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2017:

	Common Shares	Treasury Stock
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Release of restricted common shares	—	8,719
Cancellation of restricted common shares	(3,344)	4,510
Exercise of stock options for common shares	—	(266)
Grant of restricted common shares	—	(68,707)
Grant of common shares	—	(300)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,266
Reissuance of treasury stock	—	(24,634)
Common shares issued under dividend reinvestment plan	12,611	—
Common shares issued under compensation plan for Boards of Directors	—	(7,404)
Common shares issued under employee stock purchase plan	—	(8,412)
Shares at September 30, 2017	18,948,358	703,530
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2017, Peoples had no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2017:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(1,442)	—	—	(1,442)
Other comprehensive income (loss), net of reclassifications and tax	3,542	46	(541)	3,047
Balance, September 30, 2017	$2,681	$(3,275)	$645	$51

Note 7 Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.  For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in Peoples medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples’ policy is to fund the cost of the health benefits as they arise.
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$112	$110	$338	$329
Expected return on plan assets	(138)	(123)	(415)	(369)
Amortization of net loss	26	23	77	71
Net periodic cost	$—	$10	$—	$31

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$1	$1	$3	$3
Amortization of net loss	(1)	(2)	(5)	(5)
Net periodic cost	$—	$(1)	$(2)	$(2)
There were no settlement charges recorded in the three or nine months ended September 30, 2017 or September 30, 2016 under the noncontributory defined benefit pension plan.

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Distributed earnings allocated to common shareholders	$3,972	$2,879	$11,184	$8,471
Undistributed earnings allocated to common shareholders	6,865	4,881	18,134	15,189
Net earnings allocated to common shareholders	$10,837	$7,760	$29,318	$23,660

Weighted-average common shares outstanding	18,056,202	17,993,443	18,043,692	18,015,249
Effect of potentially dilutive common shares	157,331	117,267	156,267	108,411
Total weighted-average diluted common shares outstanding	18,213,533	18,110,710	18,199,959	18,123,660

Earnings per common share:
Basic	$0.60	$0.43	$1.62	$1.31
Diluted	$0.60	$0.43	$1.61	$1.31

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	163	18,604	270	24,461
Note 9 Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $4.8 million in an asset position and $3.9 million in a liability position at September 30, 2017, and there was $5.0 million in an asset position and $3.2 million in a liability position at December 31, 2016. The amounts are recorded in other assets, and accrued expenses and other liabilities on the consolidated balance sheet at the periods indicated.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances.
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
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 13 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into the seven interest rate swap contracts, described above, whereby Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and nine months ended September 30, 2017, and September 30, 2016, Peoples had no reclassifications to interest expense. Peoples estimates that no interest expense amount will be reclassified in the fourth quarter of 2017 prior to adoption of the new accounting standards.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $1.0 million at September 30, 2017. There were no pre-tax net losses recorded for the nine months ended September 30, 2017. Additionally, Peoples had no reclassifications to earnings in the three months or nine months ended September 30, 2017 or September 30, 2016.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $334.2 million and fair value of $3.5 million of equally offsetting assets and liabilities at September 30, 2017, and a notional value of $247.3 million and fair value of $3.2 million of equally offsetting assets and liabilities at December 31, 2016. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 10 Stock-Based Compensation

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
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the respective grant dates and are to expire ten years from the respective date of grant. The most recent grant of SARs occurred in 2008. The following table summarizes the changes to Peoples' SARs for the nine months ended September 30, 2017:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	2,338	$27.37
Exercised	2,024	27.93
Outstanding at September 30	314	$23.77	0.4 years	$3,083
Exercisable at September 30	314	$23.77	0.4 years	$3,083

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first nine months of 2017, Peoples granted an aggregate of 61,547 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first nine months of 2017, Peoples granted, to certain key employees, an aggregate of 4,250 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date. Peoples also granted, to non-employee directors, an aggregate of 3,300 restricted common shares subject to time-based vesting with restrictions that will lapse six months after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2017:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	40,316	$21.85	142,415	$21.95
Awarded	7,550	31.36	61,457	32.42
Released	7,150	26.96	21,050	21.74
Forfeited	2,300	24.69	5,854	24.89
Outstanding at September 30	38,416	$22.59	176,968	$25.51

For the nine months ended September 30, 2017, the total intrinsic value for restricted common shares released was $0.9 million compared to $0.7 million for the nine months ended September 30, 2016.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples' salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Total stock-based compensation expense	$351	$346	$1,362	$1,009
Recognized tax benefit	(123)	(121)	(477)	(353)
Net expense recognized	$228	$225	$885	$656
Total unrecognized stock-based compensation expense related to unvested awards was $1.8 million at September 30, 2017, which will be recognized over a weighted-average period of 1.9 years.
Performance Unit Award Agreement
 Under the 2006 Equity Plan, Peoples may award performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to officers with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards, with each performance unit representing $1.00. The performance unit awards granted are for the performance period beginning January 1, 2018 and ending on December 31, 2019, and will be subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance (measured by percentile ranking) with respect to the related maximum performance goal. If for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to

(i) the aggregate number of participant's performance units (and dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share on the date of such vesting and rounded down to the nearest whole common share.
Note 11 Acquisitions

On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company located in Piketon, Ohio for total cash consideration of $0.5 million, and recorded $0.5 million of customer relationship intangibles. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency with annual net revenue of approximately $0.8 million located in the Cleveland, Ohio area. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.
On October 23, 2017, Peoples entered into an Agreement and Plan of Merger (the "ASB Agreement") with ASB Financial Corp (“ASB”). The ASB Agreement calls for ASB to merge into Peoples and for ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operates 6 full-service branches in southern Ohio and northern Kentucky, to merge into Peoples Bank. As of June 30, 2017, ASB had approximately $293.6 million in total assets, which included approximately $241.5 million in net loans, and approximately $210.4 million in total deposits. This transaction is expected to close during the second quarter of 2018.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
PER COMMON SHARE DATA
Earnings per common share – basic	$0.60	$0.43	$1.62	1.31
Earnings per common share – diluted	0.60	0.43	1.61	1.31
Cash dividends declared per common share	0.22	0.16	0.62	0.47
Book value per common share (a)	25.02	24.22	25.02	24.22
Tangible book value per common share (a)(b)	$17.15	$16.14	$17.15	16.14
Weighted-average number of common shares outstanding – basic	18,056,202	17,993,443	18,043,692	18,105,249
Weighted-average number of common shares outstanding – diluted	18,213,533	18,110,710	18,199,959	18,123,660
Common shares outstanding at end of period	18,281,194	18,195,986	18,281,194	18,195,986
Closing stock price at end of period	$33.59	$24.59	$33.59	$24.59
SIGNIFICANT RATIOS
Return on average stockholders' equity (c)	9.47%	7.07%	8.80%	7.36%
Return on average tangible stockholders' equity (c)(d)	14.58%	11.54%	13.77%	12.17%
Return on average assets (c)	1.22%	0.93%	1.13%	0.96%
Average stockholders' equity to average assets	12.88%	13.19%	12.81%	13.05%
Average loans to average deposits	86.69%	83.50%	86.09%	82.39%
Net interest margin (c)(e)	3.67%	3.54%	3.61%	3.55%
Efficiency ratio (f)	60.74%	64.33%	62.24%	64.56%
Pre-provision net revenue to total average assets (c)(g)	1.71%	1.53%	1.65%	1.52%
Dividend payout ratio	36.90%	37.37%	38.34%	36.06%
Investment securities as percentage of total assets (a)	24.70%	25.10%	24.70%	25.10%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (a)(h)	0.85%	1.08%	0.85%	1.08%
Nonperforming assets as a percent of total assets (a)(h)	0.56%	0.72%	0.56%	0.72%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (a)(h)	0.86%	1.11%	0.86%	1.11%
Criticized loans as a percent of total loans (a)(i)	4.15%	4.58%	4.15%	4.58%
Classified loans as a percent of total loans (a)(j)	1.77%	2.48%	1.77%	2.48%
Allowance for loan losses as a percent of total loans (a)	0.82%	0.84%	0.82%	0.84%
Allowance for loan losses as a percent of nonperforming loans (a)(h)	96.11%	77.50%	96.11%	77.50%
Provision for loan losses as a percent of average total loans	0.19%	0.21%	0.16%	0.18%
Net charge-offs as a percentage of average total loans (c)	0.16%	0.14%	0.12%	0.09%
CAPITAL RATIOS (a)
Common Equity Tier 1 (k)	13.31%	13.04%	13.31%	13.04%
Tier 1	13.60%	13.34%	13.60%	13.34%
Total (Tier 1 and Tier 2)	14.49%	14.24%	14.49%	14.24%
Tier 1 leverage	9.82%	9.71%	9.82%	9.71%
Tangible equity to tangible assets (b)	9.20%	9.13%	9.20%	9.13%

(a)	Data presented as of the end of the period indicated.

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

(h)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(i)	Includes loans categorized as special mention, substandard or doubtful.

(j)	Includes loans categorized as substandard or doubtful.

(k)	Peoples' capital conservation buffer was 6.49% at September 30, 2017 and 6.24% at September 30, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates,” “estimate,” “may,” “feel,” “expect,” “believes,” “plans,” “will,” “would,” “should,” “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

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

(6)
Peoples' ability to leverage the core banking system upgrade that occurred in the fourth quarter of 2016 (including the related core operating systems, data systems and products) without complications or difficulties that may otherwise result in the loss of customers, operational problems or one-time costs currently not anticipated to arise in connection with implementing new features and functionality;

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
Peoples offers diversified financial products and services through 76 locations, including 67 full-service bank branches, and 74 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation ("FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2017, which were unchanged from the policies disclosed in Peoples’ 2016 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of transactions from 2017 and 2016, and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On October 23, 2017, Peoples entered into a merger agreement with ASB Financial Corp (“ASB”) that calls for ASB to merge into Peoples and for ASB’s wholly-owned subsidiary, American Savings Bank, fsb, which operates six offices located in southern Ohio and northern Kentucky, to merge into Peoples Bank. This transaction is expected to close during the second quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and of ASB. As of June 30, 2017, ASB had approximately $293.6 million in total assets, which included approximately $241.5 million in net loans, and approximately $210.4 million in total deposits. Under the terms of the ASB agreement, shareholders of ASB can elect to receive either 0.592 shares of Peoples' common stock for each share of ASB common stock or $20.00 cash per share with a limit of 15% of the merger consideration being paid in cash.

◦
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency with annual net revenue of approximately $0.8 million located in the Cleveland, Ohio area. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows.

◦
During the third quarter of 2017, Peoples reduced its position in certain investment securities. This action was taken as a result of the high appreciation in the market value of these securities. The sales completed resulted in a net gain on investment securities of $1.9 million, and are not a normal occurrence for our business.

◦
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the second quarter of 2017, Peoples borrowed an additional $45.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.74% to 2.03% and mature between 2020 and 2022.

◦
During the first quarter of 2017, Peoples borrowed an additional $30.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 1.46% and mature between 2018 and 2019.

◦
On March 31, 2017, Peoples closed four full-service bank branches. The closures included two Ohio offices located in Belpre and Wilmington, and two West Virginia offices located in Huntington and Point Pleasant. Peoples will close two additional full-service bank branches in the fourth quarter of 2017, one located in Centerville, Ohio and the other located in Coshocton, Ohio. Peoples continues to evaluate its bank branch network in an effort to optimize efficiency.

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company located in Piketon, Ohio for total cash consideration of $0.5 million, and recorded $0.5 million of customer relationship intangibles. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which will become effective in 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

◦
In the fourth quarter of 2016, Peoples converted its core banking system (including ancillary systems as well as hardware, operating systems, application software and data center locations). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 in earnings per diluted share, for the full year of 2016. The costs recorded in the fourth quarter, third quarter and second quarter of 2016 were $700,000, $423,000 and $90,000, respectively. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account service charges in the fourth quarter of 2016.

◦
During the fourth quarter of 2016, Peoples entered into two $5.0 million forward starting interest rate swaps, which become effective in 2018 and mature in 2022 and 2026, with interest rates of 1.56% and 1.83%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

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

▪
Peoples entered into three $10.0 million forward starting interest rate swaps, which become effective in 2018 and mature between 2023 and 2025, with interest rates ranging from 1.49% to 1.56%. These swaps locked in funding rates for $40.0 million in FHLB advances that mature in 2018, which have interest rates ranging from 3.65% to 3.92%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

◦
On June 8, 2016, Peoples purchased an additional $35.0 million in bank owned life insurance ("BOLI"). The additional BOLI added $560,000 in non-interest income in the first nine months of 2017, compared to the first nine months of 2016.

◦
On March 4, 2016, Peoples entered into a Credit Agreement (the "RBJ Credit Agreement") with Raymond James, which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15.0 million, that may be used: (i) to make acquisitions; (ii) to make stock repurchases; (iii) for working capital needs; and (iv) for other general corporate purposes. On March 4, 2016, Peoples paid upfront fees for the establishment of a revolving line of credit agreement of $70,600, representing 0.47% of the loan commitment under the RJB Credit Agreement.

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

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board (the "Fed"), either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from a Federal Reserve Bank) and longer-term market interest rates (primarily U.S. Treasury securities). Interest rates also are affected by investor demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Fed raised the benchmark Federal Funds Target Rate by 25 basis points in each of December of 2016 and March and June of 2017. Peoples' management believes the Fed will likely raise the rate by 25 basis points again at its December 2017 meeting and potentially three more times in 2018. The Fed has also begun to reduce the size of its $4.5 trillion dollar balance sheet, which could result in higher interest rates as well. The minutes of the September 2017 Federal Open Market Committee meeting released in October noted concerns about raising interest rates given the low level of inflation in the economy. However, there was no indication that the Fed would alter its current posture of tightening monetary policy at future meetings. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts of changes in interest rates to Peoples Bank’s operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended September 30, 2017 of $10.9 million, or $0.60 per diluted common share, compared to $7.8 million, or $0.43 per diluted common share, for the same quarter a year ago and net income of $9.8 million, or $0.53 per diluted common share, for the second quarter of 2017. On a year-to-date basis, net income was $29.5 million, or $1.61 per diluted share, compared to $23.7 million, or $1.31 per diluted share, for the same period in 2016. The increased earnings for all periods were primarily due to increases in net interest income, mortgage banking income and net gain on investment securities. Earnings per diluted common share were positively impacted by $0.07 due to the gain on investment securities of $1.9 million recognized during the third quarter of 2017.
Net interest income was $29.2 million in the third quarter of 2017, compared to $26.1 million for the same quarter a year ago and $28.1 million for the second quarter of 2017, while net interest margin was 3.67%, 3.54%, and 3.62%, respectively. For the nine months ended September 30, 2017, net interest income was $84.3 million, compared to $78.2 million for the same period in 2016, while net interest margin was 3.61% and 3.55%, respectively. The increase in net interest margin compared to all prior periods was due primarily to loan growth, with the previous increases in interest rates positively impacting net interest income and the net interest margin. In addition, during the third quarter of 2017, the investment yield improved largely due to $611,000 received on an investment security for which an other-than-temporary-impairment had previously been recorded. These proceeds added eight basis points to the net interest margin during the third quarter of 2017. Additionally, the accretion income, net of amortization expense, from acquisitions was $816,000 for the third quarter of 2017, compared to $801,000 for the third quarter of 2016 and $735,000 for the second quarter of 2017, which added 10 basis points to net interest margin in both the third quarter of 2017 and the second quarter of 2017, compared to 11 basis points for the third quarter of 2016. During the third quarter of 2017, the annual re-estimation of expected cash flows for purchased credit impaired loans was completed and resulted in adjustments to accretion income, which had a positive impact for the quarter. On a year-to-date basis, the accretion income, net of amortization expense, from acquisitions added 10 basis points to net interest margin for the first nine months of 2017 compared to 12 basis points for the first nine months of 2016.
Peoples' provision for loan losses for the three months ended September 30, 2017 and September 30, 2016 was $1.1 million, compared to $947,000 for the three months ended June 30, 2017. The slightly higher provision for loan losses recorded during the third quarter of 2017 compared to the linked quarter was reflective of the continued loan growth. Net charge-offs increased to $909,000 in the third quarter of 2017, compared to $765,000 for the third quarter of 2016 and $600,000 for the linked quarter of 2017. Annualized net charge-offs were 0.16% of average gross loans during the third quarter of 2017, compared to 0.14% in the third quarter of 2016 and 0.11% in the linked quarter. During the first nine months of 2017, annualized net charge-offs were 0.12% of average gross loans compared to 0.09% in the same period of 2016. Net charge-offs were $2.1 million for the first nine months of 2017, compared to $1.4 million for the first nine months of 2016. The increase in net charge-offs during the periods was primarily related to residential real estate and deposit account overdrafts. The allowance for loan losses at September 30, 2017 increased to $19.0 million, compared to $18.4 million at December 31, 2016. The ratio of the allowance for loan losses as a percent of total loans, net of deferred fees and costs, was 0.82% at September 30, 2017, 0.84% at September 30, 2016 and 0.82% at June 30, 2017.
For the third quarter of 2017, total non-interest income increased $1.1 million, or 9%, compared to the third quarter of 2016, and increased $729,000, or 5%, from the linked quarter. The increase in total non-interest income for the third quarter of 2017 compared to the third quarter of 2016 and the linked quarter was due to an increase in net gain on investment securities which was offset partially by decreased swap fees. The increase in net gain on investment securities of $1.9 million was largely the result of $1.8 million of gains recognized as a result of the sale of bank equity securities, which had a high amount of appreciation and is not a normal occurrence for our business. The decreases in swap fees are attributed to customer demand.
For the first nine months of 2017, total non-interest income grew $3.0 million, or 8%, compared to the same period in 2016. The increase compared to the first nine months of 2016 was the result of a $1.4 million increase in gain on sale of securities, a $647,000 increase in trust and investment income, a $560,000 increase in BOLI income and a $537,000 increase in mortgage banking income. These increases were partially offset by declines in service charges on deposit accounts of $869,000 and electronic banking income of $175,000. The increase in trust and investment income was attributable to higher assets under administration and management, coupled with additional income generated from transaction commissions. The increase in BOLI income was due to the $35.0 million of policies that were purchased late in the second quarter of 2016. The increase in mortgage banking income was primarily due to $48.3 million of loan sales to the secondary market in the first nine months of 2017 compared to $44.6 million in the first nine months of 2016. The declines in deposit account service charges were driven by lower overdraft fees while decreases in electronic banking income were due to customer activity.
Total non-interest expense for the third quarter of 2017 was $26.6 million, compared to $26.8 million for the third quarter of 2016 and $26.7 million for the second quarter of 2017. Total non-interest expense decreased slightly from the third quarter of 2016 due mainly to other expenses, professional fees and communication expense. The decrease in other expenses compared to the third quarter of 2016 was primarily related to $423,000 of one-time costs associated with the system upgrade of Peoples' core banking system. The decrease in professional fees was primarily due to a decrease in legal fees related to collections of special assets which correlated to the decrease in nonperforming assets and classified loans from September 30, 2016. The decrease in communication expense resulted from the continued consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet and the discontinuation of overlapping traditional phone line contracts that occurred during the transition. These decreases were partially offset by the increase in salaries and employee benefits which was the result of an increase in incentive compensation, which is tied to business performance. Peoples' number of full-time equivalent employees was 778 at September 30, 2017, compared to 775 at June 30, 2017 and 799 at September 30, 2016.
Total non-interest expense was up 1% during the first nine months of 2017, compared to 2016. Year-to-date, salaries and employee benefit costs increased 7%, which was primarily due to higher incentive compensation tied to corporate performance for 2017. This increase was partially offset by reductions in professional fees, communication expense, other non-interest expense and amortization of other intangible assets.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully taxable equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the third quarter of 2017 was 60.74%, compared to 64.33% for the third quarter of 2016 and 61.19% for the linked quarter. The lower efficiency ratio in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in net interest income which was slightly offset by decreased non-interest income, excluding all gains and losses. The decrease from the linked quarter was due to increased net interest income which was slightly offset by decreased non-interest income, excluding all gains and losses. On a year-to-date basis, the efficiency ratio was 62.24%, compared to 64.56% for the first nine months of 2016. The improvement in the efficiency ratio during the first nine months of 2017 versus 2016 was primarily due to an increase in net interest income, slightly offset by a 1% increase in total non-interest expense.
At September 30, 2017, total assets were $3.55 billion, compared to $3.43 billion, at December 31, 2016. The $120.1 million, or 3%, increase was primarily the result of growth in loan balances, net of deferred fees and costs, of $102.1 million, or 6% annualized. Indirect consumer lending continued to be a key component of loan growth as balances increased $83.0 million, or 44% annualized, compared to December 31, 2016. The growth in indirect consumer loan balances included diversification in the portfolio beyond automobile loans, including indirect consumer loans for recreational vehicles and motorcycles. Commercial real estate construction loans grew $25.0 million, or 35% annualized, with commercial and industrial loans growing $21.6 million, or 7% annualized, during the first nine months of 2017. Average gross loan balances for the nine months ended September 30, 2017 increased $162.3 million, or 8%, compared to the average gross loan balances for the nine months ended September 30, 2016, due primarily to increases in indirect consumer loans, commercial real estate construction and commercial and industrial loans.
Total liabilities were $3.10 billion at September 30, 2017, up $97.9 million since December 31, 2016. The increase in liabilities during the first nine months of 2017 was primarily due to an increase in deposits of $155.0 million, or 6%, offset partially by a decline in total borrowings of $61.2 million, or 14%.
Interest-bearing deposits increased $164.5 million, or 9%, offset partially by a decrease in total non-interest-bearing deposits of $9.6 million, or 1%, compared to December 31, 2016. Peoples introduced new checking account product offerings for consumers. During the third quarter of 2017, and continuing into the fourth quarter, Peoples will migrate customers' accounts to the new product offerings. During this migration, customer accounts are evaluated based on certain characteristics, and some accounts that were traditionally non-interest-bearing deposits are being converted to interest-bearing demand accounts. As a result, fluctuations in balances have occurred between non-interest-bearing deposits and interest-bearing demand account balances during the third quarter of 2017. These new products have increased maintenance fee requirements and Peoples expects that certain of these accounts will also result in higher fee-based income in future periods. Total certificates of deposit ("CDs") at September 30, 2017 also declined $35.6 million, or 9%, compared to December 31, 2016.
The growth in interest-bearing deposits from December 31, 2016 was primarily the result of an increase of $105.3 million in interest-bearing deposits, $53.0 million in brokered CDs, and $38.2 million in governmental deposit accounts, offset partially by a decrease of $9.6 million in non-interest-bearing demand deposits. The increase in brokered CDs was the result of adding relatively shorter term funding on the balance sheet, while the increase in governmental deposit accounts was primarily due to seasonality.
At September 30, 2017, total stockholders' equity was $457.4 million, an increase of $22.1 million, or 5%, compared to December 31, 2016. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' common equity tier 1 risk-based capital ratio was 13.31% at September 30, 2017, versus 12.91% at December 31, 2016, while the tier 1 risk-based capital ratio was 13.60% at September 30, 2017, compared to 13.21% at December 31, 2016. The total risk-based capital ratio was 14.49% at September 30, 2017, compared to 14.11% at December 31, 2016. In addition, Peoples' tangible equity to tangible asset ratio was 9.20%, and tangible book value per common share was $17.15 at September 30, 2017, versus 8.80% and $15.89, respectively, at December 31, 2016.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue.  The amount of net interest income earned by Peoples each quarter is affected by various factors, including changes in market interest rates due to the Fed’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$12,812	$42	1.30%	$12,275	$26	0.85%	$8,663	$10	0.46%
Investment securities (a):
Taxable (b)	780,667	5,661	2.90%	768,495	5,002	2.60%	736,677	4,500	2.44%
Nontaxable (c)	105,077	1,078	4.10%	111,003	1,172	4.22%	112,589	1,186	4.21%
Total investment securities	885,744	6,739	3.04%	879,498	6,174	2.81%	849,266	5,686	2.68%
Loans (c) (d):
Commercial real estate, construction	118,208	1,337	4.43%	107,224	1,158	4.27%	93,353	915	3.84%
Commercial real estate, other	750,260	8,890	4.64%	735,915	8,892	4.78%	707,269	8,362	4.63%
Commercial and industrial	438,524	5,196	4.64%	433,277	4,858	4.44%	378,053	3,855	3.99%
Residential real estate (e)	507,906	5,468	4.31%	520,863	5,564	4.27%	554,039	6,070	4.38%
Home equity lines of credit	110,741	1,291	4.63%	111,185	1,233	4.45%	110,232	1,246	4.50%
Consumer, indirect	322,072	2,955	3.64%	293,917	2,570	3.51%	218,318	1,975	3.64%
Consumer, other	70,204	1,270	7.18%	69,329	1,229	7.11%	72,729	1,108	6.13%
Total loans	2,317,915	26,407	4.49%	2,271,710	25,504	4.46%	2,133,993	23,531	4.35%
Less: Allowance for loan losses	(18,869)			(18,554)			(17,787)
Net loans	2,299,046	26,407	4.53%	2,253,156	25,504	4.50%	2,116,206	23,531	4.39%
Total earning assets	3,197,602	33,188	4.10%	3,144,929	31,704	4.01%	2,974,135	29,227	3.89%
Intangible assets	144,267			145,052			147,466
Other assets	199,351			199,720			203,035
Total assets	$3,541,220			$3,489,701			$3,324,636
Deposits:
Savings accounts	$443,599	$65	0.06%	$444,824	$61	0.06%	$439,464	$59	0.05%
Governmental deposit accounts	309,623	200	0.26%	301,448	168	0.22%	311,650	152	0.19%
Interest-bearing demand accounts	320,788	133	0.16%	295,080	98	0.13%	264,182	61	0.09%
Money market accounts	389,292	253	0.26%	393,807	197	0.20%	400,749	175	0.17%
Brokered certificates of deposit	106,448	454	1.69%	110,160	459	1.67%	31,910	203	2.56%
Retail certificates of deposit	348,047	760	0.87%	355,256	746	0.84%	398,388	777	0.78%
Total interest-bearing deposits	1,917,797	1,865	0.39%	1,900,575	1,729	0.36%	1,846,343	1,427	0.31%
Borrowed funds:
Short-term FHLB advances	96,760	336	1.38%	83,352	201	0.96%	73,413	79	0.43%
Retail repurchase agreements	77,706	33	0.17%	76,153	32	0.17%	70,401	30	0.17%
Total short-term borrowings	174,466	369	0.84%	159,505	233	0.58%	143,814	109	0.30%
Long-term FHLB advances	153,070	788	2.04%	131,179	690	2.11%	100,938	594	2.34%
Wholesale repurchase agreements	40,000	371	3.71%	40,000	367	3.67%	40,000	371	3.71%
Other borrowings	7,003	115	6.57%	6,952	99	5.70%	6,794	106	6.11%
Total long-term borrowings	200,073	1,274	2.53%	178,131	1,156	2.60%	147,732	1,071	2.89%
Total borrowed funds	374,539	1,643	1.74%	337,636	1,389	1.65%	291,546	1,180	1.61%
Total interest-bearing liabilities	2,292,336	3,508	0.61%	2,238,211	3,118	0.56%	2,137,889	2,607	0.49%
Non-interest-bearing deposits	756,098			769,406			709,432
Other liabilities	36,588			34,685			38,709
Total liabilities	3,085,022			3,042,302			2,886,030
Total stockholders’ equity	456,198			447,399			438,606
Total liabilities and stockholders’ equity	$3,541,220			$3,489,701			$3,324,636
Interest rate spread (b)		$29,680	3.49%		$28,586	3.45%		$26,620	3.40%
Net interest margin (b)			3.67%			3.62%			3.54%

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,854	$83	1.02%	$10,052	$37	0.49%
Investment securities (a):
Taxable (b)	766,116	15,416	2.68%	754,922	14,010	2.47%
Nontaxable (c)	109,921	3,473	4.21%	112,331	3,588	4.26%
Total investment securities	876,037	18,889	2.87%	867,253	17,598	2.71%
Loans (c) (d):
Commercial real estate, construction	106,637	3,488	4.31%	88,373	2,566	3.81%
Commercial real estate, other	740,263	26,205	4.67%	721,620	25,195	4.59%
Commercial and industrial	434,976	14,599	4.43%	369,248	11,568	4.12%
Residential real estate (e)	519,989	16,801	4.31%	560,681	18,341	4.36%
Home equity lines of credit	111,012	3,683	4.44%	108,380	3,639	4.49%
Consumer, indirect	295,461	7,758	3.51%	195,613	5,432	3.71%
Consumer, other	69,914	3,718	7.11%	72,060	3,226	5.98%
Total loans	2,278,252	76,252	4.46%	2,115,975	69,967	4.41%
Less: Allowance for loan losses	(18,671)			(17,333)
Net loans	2,259,581	76,252	4.47%	2,098,642	69,967	4.41%
Total earning assets	3,146,472	95,224	4.02%	2,975,947	87,602	3.90%
Intangible assets	144,950			148,482
Other assets	201,350			175,909
Total assets	$3,492,772			$3,300,338
Deposits:
Savings accounts	$442,559	$184	0.06%	$433,233	$173	0.05%
Governmental deposit accounts	298,321	499	0.22%	304,422	444	0.19%
Interest-bearing demand accounts	300,911	310	0.14%	255,796	151	0.08%
Money market accounts	393,944	637	0.22%	399,853	500	0.17%
Brokered certificates of deposit	85,576	1,218	1.90%	41,965	890	2.83%
Retail certificates of deposit	363,747	2,233	0.82%	417,599	2,373	0.76%
Total interest-bearing deposits	1,885,058	5,081	0.36%	1,852,868	4,531	0.33%
Borrowed funds:
Short-term FHLB advances	104,703	757	0.97%	67,533	208	0.41%
Retail repurchase agreements	74,940	96	0.17%	73,275	93	0.17%
Total short-term borrowings	179,643	853	0.64%	140,808	301	0.29%
Long-term FHLB advances	136,570	2,140	2.10%	79,829	1,653	2.77%
Wholesale repurchase agreements	40,000	1,100	3.67%	40,000	1,104	3.68%
Other borrowings	6,951	324	6.21%	6,758	307	5.97%
Total long-term borrowings	183,521	3,564	2.59%	126,587	3,064	3.23%
Total borrowed funds	363,164	4,417	1.62%	267,395	3,365	1.68%
Total interest-bearing liabilities	2,248,222	9,498	0.56%	2,120,263	7,896	0.50%
Non-interest-bearing deposits	761,308			715,244
Other liabilities	35,650			34,062
Total liabilities	3,045,180			2,869,569
Total stockholders’ equity	447,592			430,769
Total liabilities and stockholders’ equity	$3,492,772			$3,300,338
Interest rate spread (c)		$85,726	3.46%		$79,706	3.40%
Net interest margin (c)			3.61%			3.55%

(a)	Average balances are based on carrying value.
(b) Interest income and yield presented includes $611,000 received on an investment security for which an other-than-temporary-impairment had previously been recorded.

(c)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(d)
Average balances include nonaccrual, impaired loans and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(e) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
							September 30, 2017
	Three Months Ended September 30, 2017 Compared to						Compared to
(Dollars in thousands)	June 30, 2017			September 30, 2016			September 30, 2016
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$14	$2	$16	$24	$8	$32	$42	$4	$46
Investment Securities (2):
Taxable	579	80	659	880	281	1,161	1,196	210	1,406
Nontaxable	(33)	(61)	(94)	(30)	(78)	(108)	(39)	(76)	(115)
Total investment income	546	19	565	850	203	1,053	1,157	134	1,291
Loans (2):
Commercial real estate, construction	47	132	179	155	267	422	357	565	922
Commercial real estate, other	(832)	830	(2)	19	509	528	409	601	1,010
Commercial and industrial	266	72	338	675	666	1,341	901	2,130	3,031
Residential real estate	242	(338)	(96)	(104)	(498)	(602)	(223)	(1,317)	(1,540)
Home equity lines of credit	89	(31)	58	39	6	45	(60)	104	44
Consumer, indirect	110	275	385	23	957	980	(484)	2,810	2,326
Consumer, other	18	23	41	389	(227)	162	647	(155)	492
Total loan income	(60)	963	903	1,196	1,680	2,876	1,547	4,738	6,285
Total interest income	500	984	1,484	2,070	1,891	3,961	2,746	4,876	7,622
INTEREST EXPENSE:
Deposits:
Savings accounts	5	(1)	4	5	1	6	7	4	11
Governmental deposit accounts	27	5	32	55	(7)	48	70	(15)	55
Interest-bearing demand accounts	25	10	35	57	15	72	129	30	159
Money market accounts	71	(15)	56	111	(33)	78	149	(12)	137
Brokered certificates of deposit	33	(38)	(5)	(438)	689	251	(514)	842	328
Retail certificates of deposit	80	(66)	14	364	(381)	(17)	261	(401)	(140)
Total deposit cost	241	(105)	136	154	284	438	102	448	550
Borrowed funds:
Short-term borrowings	98	38	136	223	37	260	128	424	552
Long-term borrowings	(117)	235	118	(273)	476	203	(671)	1,171	500
Total borrowed funds cost	(19)	273	254	(50)	513	463	(543)	1,595	1,052
Total interest expense	222	168	390	104	797	901	(441)	2,043	1,602
Net interest income	$278	$816	$1,094	$1,966	$1,094	$3,060	$3,187	$2,833	$6,020
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Net interest income, as reported	$29,220	$28,090	$26,123	$84,255	$78,198
Taxable equivalent adjustments	460	496	497	1,471	1,508
Fully tax-equivalent net interest income	$29,680	$28,586	$26,620	$85,726	$79,706
Fully tax-equivalent net interest income increased 12% in the third quarter of 2017 compared to the prior year third quarter and 4% compared to the linked quarter. During the third quarter of 2017, net interest income and net interest margin benefited from accretion income, net of amortization expense, from acquisitions, which was $816,000 for the third quarter of 2017, compared to $801,000 for the third quarter of 2016 and $735,000 for the second quarter of 2017, which added 10 basis points to net interest margin in the third and second quarter of 2017, and 11 basis points for the third quarter of 2016. On a year-to-date basis, the accretion income, net of amortization expense, from acquisitions added 10 basis points to net interest margin for the first nine months of 2017 compared to 12 basis points for the first nine months of 2016.
During the third quarter of 2017, compared to the linked quarter, the net interest margin improved 5 basis points. The increases in net interest margin during the periods were primarily due to loan growth and increases in the earning asset yields outpacing higher funding costs. Recent increases in interest rates, coupled with prepayments on investment securities, led to the higher investment securities yield compared to both the third quarter of 2016 and the second quarter of 2017. In addition, during the third quarter of 2017, Peoples received proceeds of $611,000 on an investment security for which there had previously been an other-than-temporary-impairment. These proceeds during the third quarter added 8 basis points to the net interest margin during the third quarter of 2017. Funding costs increased 12 basis points for the third quarter of 2017 compared to prior year third quarter and increased 5 basis points from the linked quarter, as continued increases in interest rates have impacted the total cost of funds.
Average loan balances for the third quarter of 2017 increased $183.9 million compared to the prior year third quarter, and were up $46.2 million compared to the linked quarter.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Loan losses	$900	$850	$978	2,150	2,410
Checking account overdrafts	186	97	168	$507	$418
Provision for loan losses	$1,086	$947	$1,146	$2,657	$2,828
As a percentage of average total loans (a)	0.19%	0.17%	0.21%	0.16%	0.18%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The higher provision for loan losses recorded during the third quarter of 2017, compared to the second quarter of 2017, was due to higher checking account overdrafts coupled with growth in loan balances.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net (Loss) Gain on Asset Disposals and Other Transactions
The following table details the net (loss) gain on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Net (loss) gain on bank premises and equipment	$(38)	$133	$1	$92	$(126)
Net gain (loss) on other real estate owned ("OREO")	13	(24)	—	(11)	(1)
Net loss on debt extinguishment	—	—	—	—	(707)
Net loss on other transactions	—	—	(225)	—	(190)
Net (loss) gain on asset disposals and other transactions	$(25)	$109	$(224)	$81	$(1,024)
The net loss on bank premises and equipment during the third quarter of 2017 was primarily due to the sale of a parking lot that was no longer being utilized. The net gain on bank premises and equipment during the second quarter of 2017 was due to the sale of a previously closed branch. The net loss on bank premises and equipment during the nine months of 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements.

The net gain on OREO during the third quarter of 2017 was due to the sale of one property. The net loss on OREO during the second quarter of 2017 was due primarily to the write-down of two OREO properties.

The net loss on debt extinguishment during the nine months of 2016 was related to the prepayment of $20.0 million of FHLB advances. The net loss on other transactions during the third quarter of 2016 was related to the write-down of a tax investment.
Non-Interest Income
Insurance income comprised the largest portion of the third quarter 2017 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Property and casualty insurance commissions	$2,638	$2,753	$2,579	$7,633	$7,699
Performance-based commissions	99	2	91	1,407	1,720
Life and health insurance commissions	433	467	420	1,310	1,318
Credit life and A&H insurance commissions	2	17	12	27	30
Other fees and charges	173	175	35	484	167
Insurance income	$3,345	$3,414	$3,137	$10,861	$10,934
The decrease in insurance income for the the first nine months of 2017 compared to the first nine months of 2016 was mainly due to the decrease in performance-based commissions. The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers. The increase in other fees and charges was due to the acquisition of a third-party insurance administration company that occurred in January 2017.

Peoples' trust and investment income continues to be based primarily upon the value of assets under management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. Additionally, changes in total assets, and the income derived from the assets is primarily in relation to increases or decreases in market values. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Fiduciary	$1,956	$2,093	$1,851	$5,922	$5,501
Brokerage	882	884	841	2,575	2,349
Trust and investment income	$2,838	$2,977	$2,692	$8,497	$7,850

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
(Dollars in thousands)
Trust assets under administration and management	$1,418,360	$1,393,435	$1,362,243	$1,301,509	$1,292,044
Brokerage assets under administration and management	862,530	836,192	805,361	777,771	754,168
Total assets under administration and management	$2,280,890	$2,229,627	$2,167,604	$2,079,280	$2,046,212
Quarterly average	$2,254,997	$2,199,162	$2,122,036	$2,053,121	$2,031,378
People's deposit account service charges was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Overdraft and non-sufficient funds fees	$1,765	$1,642	$2,105	$5,021	$5,806
Account maintenance fees	543	545	605	1,624	1,751
Other fees and charges	99	107	123	485	442
Deposit account service charges	$2,407	$2,294	$2,833	$7,130	$7,999
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
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Base salaries and wages	$10,043	$9,750	$9,782	$29,860	$29,439
Sales-based and incentive compensation	2,653	2,878	2,501	7,630	6,310
Employee benefits	1,535	1,509	1,492	4,971	4,387
Stock-based compensation	359	443	346	1,370	1,009
Deferred personnel costs	(394)	(447)	(453)	(1,201)	(1,397)
Payroll taxes and other employment costs	945	916	916	3,056	3,133
Salaries and employee benefit costs	$15,141	$15,049	$14,584	$45,686	$42,881
Full-time equivalent employees:
Actual at end of period	778	775	799	778	799
Average during the period	778	774	798	778	809

Salaries and employee benefit costs for the third quarter and the nine months of 2017 increased compared to the third quarter and nine months of 2016 due primarily to an increase in sales-based and incentive compensation, and employee benefits, which was partially offset by a decrease in full-time equivalent employees. The increase in sales-based and incentive compensation is tied to improvement in corporate performance for 2017. The increase in employee benefits was due primarily to health insurance costs which increased as a result of higher claims in 2017.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Depreciation	$1,206	$1,200	$1,337	$3,649	$3,773
Repairs and maintenance costs	577	682	589	1,930	1,814
Net rent expense	264	205	244	689	712
Property taxes, utilities and other costs	572	561	598	1,712	1,856
Net occupancy and equipment expense	$2,619	$2,648	$2,768	$7,980	$8,155
Professional fees for the third quarter of 2017 decreased $268,000, or 16%, from the prior year third quarter and $711,000, or 14%, between the first nine months of 2017 and the first nine months of 2016. The decrease in professional fees was primarily due to a decrease in legal fees related to collections of special assets which correlated to the decrease in nonperforming assets and classified loans from December 31, 2016.
Data processing and software expense increased $351,000, or 47%, from the third quarter of 2016 and $827,000, or 33%, for the first nine months of 2017 compared to the first nine months of 2016. The increases were due to higher monthly fees which resulted in moving from an in-house core processing solution to a primarily outsourced solution.
The decrease in other expenses for the first nine months of 2017 compared to the first nine months of 2016 was primarily related to the timing of payments for postage expense, coupled with the replacement of the previous vendor in 2016. The decrease in communication expense resulted from the continued consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet and the discontinuation of overlapping traditional phone line contracts that occurred during the transition.
Income Tax Expense
For the nine months ended September 30, 2017, Peoples recorded income tax expense of $13.4 million, for an effective tax rate of 31.2%. Peoples' current estimate is that the effective tax rate for the entire year of 2017 will be approximately 31.0% to 32.0%. In comparison, Peoples recorded an income tax expense of $10.8 million for the same period in 2016, for an effective tax rate of 31.2%.

Peoples adopted the ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. In the first nine months of 2017, Peoples recorded a tax benefit of $123,000 associated with the adoption of this ASU for the tax benefit of awards that settled or vested during the period.
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Pre-Provision Net Revenue:
Income before income taxes	$16,022	$14,180	$11,448	$42,863	$34,538
Add: provision for loan losses	1,086	947	1,146	2,657	2,828
Add: loss on debt extinguishment	—	—	—	—	707
Add: net loss on OREO	—	24	—	24	1
Add: net loss on investment securities	—	—	1	—	—
Add: net loss on other transactions	38	—	225	41	316
Less: net gain on OREO	13	—	—	13	—
Less: net gain on investment securities	1,861	18	—	2,219	862
Less: net gain on other transactions	—	133	1	133	—
Pre-provision net revenue	$15,272	$15,000	$12,819	$43,220	$37,528
Total average assets	$3,541,220	$3,489,701	$3,324,636	$3,492,772	$3,300,338
Pre-provision net revenue to total average assets (a)	1.71%	1.72%	1.53%	1.65%	1.52%
(a) Presented on an annualized basis.
For the first nine months of 2017, compared to the first nine months of 2016, the increase in pre-provision net revenue was due largely to higher net interest income, coupled with continued expense management.
Core Non-Interest Expense
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-GAAP since it excludes the impact of system conversion costs.
The following table provides a reconciliation of this non-GAAP financial measure to the comparable GAAP amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Core non-interest expense:
Total non-interest expense	$26,558	$26,680	$26,842	$80,569	$79,629
Less: system conversion costs	—	—	423	—	513
Core non-interest expense	$26,558	$26,680	$26,419	$80,569	$79,116
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

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016

Efficiency ratio:
Total non-interest expense	$26,558	$26,680	$26,842	$80,569	$79,629
Less: Amortization of other intangible assets	869	871	1,008	2,603	3,023
Adjusted total non-interest expense	$25,689	$25,809	$25,834	$77,966	$76,606
Total non-interest income	14,446	13,717	13,313	41,834	38,797
Less net gain (loss) on investment securities	1,861	109	(1)	2,219	862
Less net (loss) gain on asset disposals and other transactions	(25)	18	(224)	81	(1,024)
Adjusted total non-interest income	$12,610	$13,590	$13,538	$39,534	$38,959
Net interest income	$29,220	$28,090	$26,123	$84,255	$78,198
Add: Fully tax-equivalent adjustment	460	496	497	1,471	1,508
Net interest income on a fully taxable-equivalent basis	$29,680	$28,586	$26,620	$85,726	$79,706
Adjusted revenue	$42,290	$42,176	$40,158	$125,260	$118,665
Efficiency ratio	60.74%	61.19%	64.33%	62.24%	64.56%
Core non-interest expense	$26,558	$26,680	$26,419	$80,569	$79,116
Less: Amortization of other intangible assets	869	871	1,008	2,603	3,023
Adjusted non-interest expense	$25,689	$25,809	$25,411	$77,966	$76,093
Total non-interest income	12,610	$13,590	13,538	39,534	38,959
Net interest income on fully taxable-equivalent basis	$29,680	$28,586	$26,620	$85,726	$79,706
Adjusted revenue	42,290	42,176	40,158	125,260	118,665
Efficiency ratio adjusted for non-core items	60.74%	61.19%	63.28%	62.24%	64.12%
The decrease in the efficiency ratio compared to all prior periods was primarily due to increased net interest income and the continued focus on expense management.
Management is targeting an efficiency ratio of 61% to 63% for the full year of 2017, absent acquisition-related costs and other non-core charges.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30,
(Dollars in thousands)				2017	2016
Annualized Net Income Excluding Amortization of Other Intangible Assets:
Net income	$10,895	$9,766	$7,792	$29,470	$23,749
Add: amortization of other intangible assets	869	871	1,008	2,603	3,023
Less: tax effect (at 35% tax rate) of amortization of other intangible assets	304	305	353	911	1,058
Net income excluding amortization of other intangible assets	$11,460	$10,332	$8,447	$31,162	$25,714
Days in the quarter	92	91	92	273	274
Days in the year	365	365	366	365	366
Annualized net income	$43,225	$39,171	$30,999	$39,401	$31,723
Annualized net income excluding amortization of other intangible assets	$45,466	$41,442	$33,604	$41,663	$34,348
Average Tangible Stockholders' Equity:
Total average stockholders' equity	$456,198	$447,399	$438,606	$447,592	$430,769
Less: average goodwill and other intangible assets	144,267	145,052	147,466	144,950	148,482
Average tangible stockholders' equity	$311,931	$302,347	$291,140	$302,642	$282,287
Return on Average Stockholders' Equity Ratio:
Annualized net income	$43,225	$39,171	$30,999	$39,401	$31,723
Average stockholders' equity	$456,198	$447,399	$438,606	$447,592	$430,769
Return on average stockholders' equity	9.47%	8.76%	7.07%	8.80%	7.36%
Return on Average Tangible Stockholders' Equity Ratio:
Annualized net income excluding amortization of other intangible assets	$45,466	$41,442	$33,604	$41,663	$34,348
Average tangible stockholders' equity	$311,931	$302,347	$291,140	$302,642	$282,287
Return on average tangible stockholders' equity	14.58%	13.71%	11.54%	13.77%	12.17%

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2017, Peoples' interest-bearing deposits in other banks increased $8.4 million from December 31, 2016. The total cash and cash equivalent balances included $10.3 million of excess cash reserves being maintained at the Federal Reserve Bank of Cleveland at September 30, 2017, compared to $4.4 million at December 31, 2016. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2017, Peoples' total cash and cash equivalents increased $3.9 million as Peoples' net cash provided by financing and operating activities of $128.1 million exceeded cash used in investing activities of $124.2 million. Peoples' investing activities reflected purchases of $142.1 million in available-for-sale and held-to-maturity investment securities and a net increase of $99.8 million in loans, which were partially offset by $120.7 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $154.9 million in deposits which was offset partially by a net decrease of $61.3 million in borrowings and $10.9 million of cash dividends paid.
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

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$1,000	$1,001
States and political subdivisions	104,560	111,390	114,712	117,230	117,839
Residential mortgage-backed securities	672,106	664,341	640,299	626,567	607,452
Commercial mortgage-backed securities	7,128	8,092	16,424	19,291	23,283
Bank-issued trust preferred securities	5,154	5,144	4,964	4,899	4,783
Equity securities	8,073	10,121	10,562	8,953	7,785
Total fair value	$797,021	$799,088	$786,961	$777,940	$762,143
Total amortized cost	$792,810	$792,803	$782,947	$777,017	$743,878
Net unrealized gain	$4,211	$6,285	$4,014	$923	$18,265
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,812	$3,815	$3,818	$3,820	$3,823
Residential mortgage-backed securities	33,648	34,264	34,812	33,858	34,203
Commercial mortgage-backed securities	4,703	4,981	5,392	5,466	5,636
Total amortized cost	$42,163	$43,060	$44,022	$43,144	$43,662
Other investment securities, at cost	$38,371	$38,371	$38,371	$38,371	$38,443
Total investment portfolio:
Amortized cost	$873,344	$874,234	$865,340	$858,532	$825,983
Carrying value	$877,555	$880,519	$869,354	$859,455	$844,248
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total fair value	$2,067	$2,502	$2,702	$2,991	$3,288
Total amortized cost	2,253	2,703	2,916	3,206	3,499
Net unrealized loss	$(186)	$(201)	$(214)	$(215)	$(211)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At September 30, 2017, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Unaudited Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Gross originated loans:
Commercial real estate, construction	$111,187	$103,039	$93,886	$84,626	$70,838
Commercial real estate, other	573,256	567,537	535,474	531,557	507,842
Commercial real estate	684,443	670,576	629,360	616,183	578,680
Commercial and industrial	407,468	392,097	384,548	378,131	351,340
Residential real estate	304,094	306,385	308,153	307,490	306,374
Home equity lines of credit	88,421	88,229	85,512	85,617	83,412
Consumer, indirect	335,436	305,580	283,106	252,024	229,334
Consumer, other	68,286	67,287	66,283	67,579	67,973
Consumer	403,722	372,867	349,389	319,603	297,307
Deposit account overdrafts	507	521	721	1,080	1,074
Total originated loans	$1,888,655	$1,830,675	$1,757,683	$1,708,104	$1,618,187
Gross acquired loans (a):
Commercial real estate, construction	$8,565	$9,130	$9,431	$10,100	$10,242
Commercial real estate, other	174,157	182,682	194,581	204,466	221,036
Commercial real estate	182,722	191,812	204,012	214,566	231,278
Commercial and industrial	36,462	39,376	44,189	44,208	48,702
Residential real estate	194,950	206,502	216,059	228,435	238,787
Home equity lines of credit	22,366	23,481	24,516	25,875	27,784
Consumer, indirect	408	533	656	808	952
Consumer, other	1,472	1,980	2,387	2,940	3,518
Consumer	1,880	2,513	3,043	3,748	4,470
Total acquired loans	$438,380	$463,684	$491,819	$516,832	$551,021
Total loans	$2,327,035	$2,294,359	$2,249,502	$2,224,936	$2,169,208
Percent of loans to total loans:
Commercial real estate, construction	5.1%	4.9%	4.6%	4.3%	3.7%
Commercial real estate, other	32.2%	32.7%	32.4%	33.0%	33.8%
Commercial real estate	37.3%	37.6%	37.0%	37.3%	37.5%
Commercial and industrial	19.1%	18.8%	19.1%	19.0%	18.4%
Residential real estate	21.4%	22.4%	23.3%	24.1%	25.1%
Home equity lines of credit	4.8%	4.9%	4.9%	5.0%	5.1%
Consumer, indirect	14.4%	13.3%	12.6%	11.4%	10.6%
Consumer, other	3.0%	3.0%	3.1%	3.2%	3.3%
Consumer	17.4%	16.3%	15.7%	14.6%	13.9%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$409,199	$402,516	$399,279	$398,134	$389,090

(a)
Includes all loans acquired, and related loan discount or premium recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a focus of Peoples Bank. The originated loans may either be retained in Peoples Bank's loan portfolio, or sold into the secondary market. Peoples Bank's portfolio of residential real estate loans comprised 21.4% of total loans at September 30, 2017, and 24.1% at December 31, 2016. Peoples Bank also had $3.7 million of residential real estate loans held for sale and was servicing $409.2 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market. Peoples Bank requires evidence of insurance at the time of the loan closing, and additionally, has a blanket insurance policy to cover residential real estate loans that do not include an insurance escrow account.
Period-end total loan balances at September 30, 2017 increased $32.7 million, or 6% annualized, compared to June 30, 2017. Indirect consumer lending continued to be a key component of loan growth, as balances increased $29.7 million, or 39% annualized, during the quarter. The growth in indirect consumer lending included continued diversification in the portfolio beyond automobile loans, including loans for recreational vehicles and motorcycles. Commercial loans grew $17.2 million, or 5% annualized, with commercial and industrial loans growing $12.5 million, or 12% annualized, during the quarter.

Compared to December 31, 2016, period-end loan balances at September 30, 2017 increased $102.1 million, or 6% annualized. Indirect consumer loan balances increased $83.0 million, or 44% annualized compared to December 31, 2016. Commercial real estate loans grew $36.4 million, or 6% annualized, while commercial and industrial loans grew $21.6 million, or 7% annualized, for the first nine months of 2017.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2017:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$45,081	$53,788	$98,869	39.4%
Mixed commercial use facilities	7,485	27,167	34,652	13.8%
Office buildings	3,363	28,287	31,650	12.6%
Light industrial	10,735	4,074	14,809	5.9%
Assisted living facilities and nursing homes	9,024	966	9,990	4.0%
Land development	8,943	—	8,943	3.6%
Residential property	2,461	2,514	4,975	2.0%
Other	32,660	14,134	46,794	18.7%
Total commercial real estate, construction	$119,752	$130,930	$250,682	100.0%

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$42,537	$2,409	$44,946	5.8%
Non-owner occupied	44,859	288	45,147	5.8%
Total office buildings and complexes	87,396	2,697	90,093	11.6%
Mixed commercial use facilities:
Owner occupied	36,611	1,070	37,681	4.9%
Non-owner occupied	34,006	970	34,976	4.5%
Total mixed commercial use facilities	70,617	2,040	72,657	9.4%
Apartment complexes	67,267	187	67,454	8.7%
Light industrial facilities:
Owner occupied	50,500	308	50,808	6.5%
Non-owner occupied	13,178	—	13,178	1.7%
Total light industrial facilities	63,678	308	63,986	8.2%
Retail facilities:
Owner occupied	20,493	565	21,058	2.7%
Non-owner occupied	37,626	982	38,608	5.0%
Total retail facilities	58,119	1,547	59,666	7.7%
Lodging and lodging related	38,571	2,994	41,565	5.4%
Assisted living facilities and nursing homes	31,352	250	31,602	4.1%
Warehouse facilities	27,937	605	28,542	3.7%
Other	302,476	18,622	321,098	41.2%
Total commercial real estate, other	$747,413	$29,250	$776,663	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either September 30, 2017 or December 31, 2016.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Commercial real estate	$7,534	$7,328	$7,066	$7,172	$7,490
Commercial and industrial	6,415	6,727	6,534	6,353	5,690
Total commercial	13,949	14,055	13,600	13,525	13,180
Residential real estate	924	960	1,145	982	1,120
Home equity lines of credit	679	676	675	688	686
Consumer, indirect	2,814	2,549	2,409	2,312	2,240
Consumer, other	441	402	438	518	592
Consumer	3,255	2,951	2,847	2,830	2,832
Deposit account overdrafts	70	83	111	171	143
Originated allowance for loan losses	18,877	18,725	18,378	18,196	17,961
Acquired allowance for loan losses	115	90	90	233	258
Allowance for loan losses	$18,992	$18,815	$18,468	$18,429	$18,219
As a percent of total loans, net of deferred fees and costs	0.82%	0.82%	0.82%	0.83%	0.84%

At September 30, 2017, the allowance for loan losses increased to $19.0 million, compared to $18.2 million at September 30, 2016 and $18.5 million at December 31, 2016. The ratio of the allowance for loan losses as a percent of total loans net of deferred fees and costs, was 0.82% at September 30, 2017, compared to 0.84% at September 30, 2016 and 0.83% at December 31, 2016. The continued decline in this ratio was primarily due to the stabilization of Peoples' asset quality metrics.
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
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Gross charge-offs:
Commercial real estate, other	$—	$25	$—	$13	$28
Commercial and industrial	48	—	117	—	—
Residential real estate	245	98	108	63	146
Home equity lines of credit	80	17	3	15	29
Consumer, indirect	494	516	483	571	674
Consumer, other	106	129	40	185	177
Consumer	600	645	523	756	851
Deposit account overdrafts	246	172	349	229	210
Total gross charge-offs	$1,219	$957	$1,100	$1,076	$1,264
Recoveries:
Commercial real estate, other	$19	$14	$102	$10	$18
Commercial and industrial	1	—	—	56	—
Residential real estate	19	20	89	85	123
Home equity lines of credit	3	3	3	22	8
Consumer, indirect	175	217	206	333	253
Consumer, other	46	56	50	42	56
Consumer	221	273	256	375	309
Deposit account overdrafts	47	47	65	27	41
Total recoveries	$310	$357	$515	$575	$499
Net charge-offs (recoveries):
Commercial real estate, other	$(19)	$11	$(102)	$3	$10
Commercial and industrial	47	—	117	(56)	—
Residential real estate	226	78	19	(22)	23
Home equity lines of credit	77	14	—	(7)	21
Consumer, indirect	319	299	277	238	421
Consumer, other	60	73	(10)	143	121
Consumer	379	372	267	381	542
Deposit account overdrafts	199	125	284	202	169
Total net charge-offs	$909	$600	$585	$501	$765

	Three Months Ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate	—%	0.01%	(0.01)%	—%	—%
Commercial and industrial	0.01%	—%	0.02%	(0.01)%	—%
Residential real estate	0.04%	0.01%	—%	—%	—%
Home equity lines of credit	0.02%	0.01%	—%	—%	—%
Consumer, indirect	0.05%	0.05%	0.05%	0.06%	0.04%
Consumer, other	0.01%	0.01%	—%	—%	0.07%
Consumer	0.06%	0.06%	0.05%	0.06%	0.11%
Deposit account overdrafts	0.03%	0.02%	0.05%	0.04%	0.03%
Total	0.16%	0.11%	0.11%	0.09%	0.14%
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,272	$224	$456	$1,506	$1,636
Commercial and industrial	832	919	1,358	387	452
Residential real estate	1,415	1,406	1,020	1,855	1,792
Home equity lines of credit	15	34	111	—	199
Consumer, indirect	—	—	61	—	82
Consumer, other	8	—	—	23	—
Consumer	8	—	61	23	82
Total loans 90+ days past due and accruing	$3,542	$2,583	$3,006	$3,771	$4,161
Nonaccrual loans:
Commercial real estate, construction	$776	$797	$819	$826	$855
Commercial real estate, other	7,321	7,711	8,893	10,792	10,020
Commercial real estate	8,097	8,508	9,712	11,618	10,875
Commercial and industrial	584	626	639	1,620	1,365
Residential real estate	4,055	4,271	4,019	4,481	3,951
Home equity lines of credit	589	450	438	554	458
Consumer, indirect	79	138	153	9	—
Consumer, other	31	23	1	81	—
Consumer	110	161	154	90	—
Total nonaccrual loans	$13,435	$14,016	$14,962	$18,363	$16,649

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	$336	$335	$558	$751	$742
Commercial and industrial	694	821	910	482	384
Residential real estate	1,592	1,543	1,699	1,614	1,484
Home equity lines of credit	85	101	102	60	47
Consumer, indirect	75	102	58	6	30
Consumer, other	2	3	4	49	10
Consumer	77	105	62	55	40
Total nonaccrual TDRs	2,784	2,905	3,331	2,962	2,697
Total nonperforming loans (NPLs)	$19,761	$19,504	$21,299	$25,096	$23,507
Other real estate owned (OREO):
Commercial	$167	$545	$545	$594	$594
Residential	109	107	132	67	125
Total OREO	276	652	677	661	719
Total nonperforming assets (NPAs)	$20,037	$20,156	$21,976	$25,757	$24,226
Criticized loans (a)(c)	96,671	111,480	101,284	99,182	99,294
Classified loans (b)(c)	41,233	53,041	56,503	57,736	53,755
Asset Quality Ratios:
NPLs as a percent of total loans	0.85%	0.85%	0.95%	1.13%	1.08%
NPAs as a percent of total assets	0.56%	0.57%	0.64%	0.75%	0.72%
NPAs as a percent of total loans and OREO	0.86%	0.88%	0.98%	1.16%	1.11%
Allowance for loan losses as a percent of NPLs	96.11%	96.47%	86.71%	73.43%	77.50%
Criticized loans as a percent of total loans (a)	4.15%	4.86%	4.50%	4.46%	4.58%
Classified loans as a percent of total loans (b)	1.77%	2.31%	2.51%	2.59%	2.48%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Non-interest-bearing deposits (a)	$724,846	$772,061	$785,047	$734,421	$745,468
Interest-bearing deposits:
Retail certificates of deposit (CDs) (b)	343,122	352,758	353,918	360,464	390,568
Money market deposit accounts	388,876	397,211	386,999	407,754	411,111
Governmental deposit accounts	289,895	297,560	330,477	251,671	286,716
Savings accounts	440,633	443,110	445,720	436,344	438,087
Interest-bearing demand accounts (a)	384,261	303,501	292,187	278,975	270,490
Brokered certificates of deposit (b)	93,049	110,943	107,817	40,093	33,017
Total interest-bearing deposits	1,939,836	1,905,083	1,917,118	1,775,301	1,829,989
Total deposits	$2,664,682	$2,677,144	$2,702,165	$2,509,722	$2,575,457

(a)	The sum of amounts presented are considered total demand deposits.

(b)	Prior periods reclassified.

The increase in total deposit balances compared to December 31, 2016 was primarily due to increases of $105.3 million in interest-bearing deposits, $53.0 million in brokered CDs and $38.2 million in governmental deposit accounts offset partially by a decrease of $9.6 million in non-interest-bearing demand deposits. Shifts in balances occurred between non-interest-

bearing deposits and interest-bearing demand account balances as consumers are being migrated to new products during the third quarter and continuing into the fourth quarter, of 2017. During this migration, customer accounts are evaluated based on certain characteristics, and some accounts that were traditionally non-interest-bearing deposits are being converted to interest-bearing demand accounts. The increase in brokered CDs was the result of adding relatively shorter term funding on the balance sheet while the increase in governmental deposit accounts was primarily due to seasonality.
Total demand deposit accounts comprised 42% of total deposits at September 30, 2017, compared to 40% at June 30, 2017 and December 31, 2016, and 39% at September 30, 2016. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail CDs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Short-term borrowings:
FHLB advances	$116,597	$65,000	$32,000	$231,000	$90,000
Retail repurchase agreements	77,120	77,532	73,752	74,607	72,807
Total short-term borrowings	193,717	142,532	105,752	305,607	162,807
Long-term borrowings:
FHLB advances	148,862	172,038	127,581	98,282	100,743
National market repurchase agreements	40,000	40,000	40,000	40,000	40,000
Unamortized debt issuance costs	(33)	(39)	(45)	(51)	(57)
Junior subordinated debt securities	7,061	7,015	6,970	6,924	6,877
Total long-term borrowings	195,890	219,014	174,506	145,155	147,563
Total borrowed funds	$389,607	$361,546	$280,258	$450,762	$310,370
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Peoples' short-term FHLB advances at September 30, 2017 increased $51.6 million and $84.6 million compared to June 30, 2017 and March 31, 2017, respectively. The increase in short-term borrowings was to fund loan growth during the second and third quarters of 2017. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
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

Capital/Stockholders’ Equity
At September 30, 2017, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well capitalized thresholds of the existing risk-based capital ratios and added the new Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2017, Peoples' had a capital conservation buffer of 6.49%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at September 30, 2017.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Capital Amounts:
Common Equity Tier 1	$326,966	$318,849	$310,856	$306,506	$301,222
Tier 1	334,027	325,865	317,826	313,430	308,099
Total (Tier 1 and Tier 2)	355,951	348,309	340,147	334,957	328,948
Net risk-weighted assets	$2,456,797	$2,419,335	$2,382,874	$2,373,359	$2,309,951
Capital Ratios:
Common Equity Tier 1	13.31%	13.18%	13.05%	12.91%	13.04%
Tier 1	13.60%	13.47%	13.34%	13.21%	13.34%
Total (Tier 1 and Tier 2)	14.49%	14.40%	14.27%	14.11%	14.24%
Leverage ratio	9.82%	9.72%	9.60%	9.66%	9.71%
Peoples' capital ratios increased compared to June 30, 2017 and December 31, 2016, largely due to increased earnings which exceeded the dividends declared and paid during the periods, coupled with relatively stable net risk-weighted assets.
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

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Tangible equity:
Total stockholders' equity	$457,386	$451,353	$443,009	$435,261	$440,637
Less: goodwill and other intangible assets	143,859	144,692	145,505	146,018	147,005
Tangible equity	$313,527	$306,661	$297,504	$289,243	$293,632
Tangible assets:
Total assets	$3,552,412	$3,525,126	$3,459,276	$3,432,348	$3,363,585
Less: goodwill and other intangible assets	143,859	144,692	145,505	146,018	147,005
Tangible assets	$3,408,553	$3,380,434	$3,313,771	$3,286,330	$3,216,580
Tangible book value per common share:
Tangible equity	$313,527	$306,661	$297,504	$289,243	$293,632
Common shares outstanding	18,281,194	18,279,036	18,270,508	18,200,067	18,195,986
Tangible book value per common share	$17.15	$16.78	$16.28	$15.89	$16.14
Tangible equity to tangible assets ratio:
Tangible equity	$313,527	$306,661	$297,504	$289,243	$293,632
Tangible assets	$3,408,553	$3,380,434	$3,313,771	$3,286,330	$3,216,580
Tangible equity to tangible assets	9.20%	9.07%	8.98%	8.80%	9.13%
The increase in the tangible equity to tangible assets ratio at September 30, 2017 compared to June 30, 2017, March 31, 2017 and December 31, 2016 was mostly due to higher net income, coupled with an increase in accumulated other comprehensive income due to a slight recovery in the market value of investment securities.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
300	$4,572	4.0%	$(1,100)	(1.0)%	$(89,378)	(13.1)%	$(88,004)	(15.0)%
200	3,805	3.3%	83	0.1%	(60,496)	(8.9)%	(57,925)	(9.9)%
100	2,496	2.2%	603	0.6%	(29,942)	(4.4)%	(27,441)	(4.7)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and were last updated in May 2017.
At September 30, 2017, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Unaudited Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples' liquidity position remain unchanged from those disclosed in Peoples' 2016 Form 10-K.
At September 30, 2017, Peoples had liquid assets of $173.5 million, which represented 4.4% of total assets and unfunded commitments. This amount exceeded the minimal level by $94.6 million, or 2.4% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $71.6 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Home equity lines of credit	$84,101	$86,086	$86,037	$85,024	$83,267
Unadvanced construction loans	103,732	92,669	116,168	119,075	100,484
Other loan commitments	280,974	302,710	267,132	269,669	268,259
Loan commitments	$468,807	$481,465	$469,337	$473,768	$452,010
Standby letters of credit	$21,788	$26,458	$25,797	$25,651	$27,072
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be. However, based on management's current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 1A.  RISK FACTORS
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2017, Peoples had 7 interest rate swaps with a notional value of $60.0 million. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of September 30, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.9 million. As of September 30, 2017, Peoples has no minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2017:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- 31, 2017	—	$—	—	$15,049,184
August 1-31, 2017	—	—	—	15,049,184
September 1-30, 2017 (2)(3)	2,380	31.23	—	15,049,184
Total	2,380	$31.23	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended September 30, 2017.

(2)	Information reported includes 1,324 common shares withheld in September, to pay income tax associated with restricted common shares which vested.

(3)
Information reported includes 1,056 common shares purchased in open market transactions during September by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. ("Peoples") filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Filed herewith

Exhibit Number	Description	Exhibit Location

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Filed herewith

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

10.1
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017
Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 0-16772)

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 26, 2017	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 26, 2017	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer