Form 10-K
period 2017-12-31
PEOPLES BANCORP INC
filed 2018-02-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☒       No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes    ☒    No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 30, 2017, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $578,028,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 18,354,584 common shares, without par value, at February 26, 2018.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K ("Form 10-K"), "Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
PART I
ITEM 1 BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company and was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank. As of the date of this Form 10-K, Peoples' other wholly-owned subsidiary was Peoples Investment Company ("PIC"), and Peoples held all of the common securities of NB&T Statutory Trust III, which were acquired in connection with the acquisition of NB&T Financial Group, Inc. ("NB&T") on March 6, 2015. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance") and an asset management company, Peoples Tax Credit Equity, LLC. Effective December 29, 2017, PBNA, L.L.C., a Delaware limited liability company whose common interest was held by Peoples Bank and whose preferred interest was held by PIC, was dissolved. On that same date, Peoples Capital Corporation, a wholly-owned subsidiary of PIC, merged into PIC and PIC was converted from a Delaware corporation into an Ohio corporation.
Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name "The Peoples Banking and Trust Company" in Marietta, Ohio, and in 2000 was reorganized as a national banking association under the name "Peoples Bank, National Association." Effective December 30, 2015, the banking subsidiary converted from a national banking association back to an Ohio state-chartered bank, which is a member of the Federal Reserve System. As a result of the charter conversion, the legal name of Peoples' banking subsidiary was changed to "Peoples Bank" and the converted bank continues to operate under the trade name and federally registered service mark "Peoples Bank." Peoples Insurance is an Ohio limited liability company that operates as a subsidiary of Peoples Bank.
PIC was originally formed in 2001 as a Delaware corporation, and Peoples Tax Credit Equity, LLC was formed in 2014, in each case to provide new investment opportunities as a means of enhancing profitability.
Business Overview
Peoples makes available a complete line of banking, insurance, investment and trust solutions through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
◦commercial, consumer, real estate mortgage loans (both commercial and residential) and lines of credit;
◦debit and automated teller machine ("ATM") cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦corporate and personal trust services;
◦safe deposit rental facilities;
◦money orders and cashier's checks;
◦a full range of life, health, and property and casualty insurance products;
◦brokerage services; and
◦custom-tailored fiduciary, employee benefit plans and asset management and administration services.
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending is offered through dealerships and Peoples Bank credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2017, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investments; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On October 23, 2017, Peoples entered into a merger agreement with ASB Financial Corp. (“ASB”) that calls for ASB to merge into Peoples and for ASB’s wholly-owned subsidiary, American Savings Bank, fsb, which operates six branches located in southern Ohio and northern Kentucky, to merge into Peoples Bank. This transaction is expected to close during the second quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of ASB. As of December 31, 2017, ASB had approximately $288.3 million in total assets, which included approximately $247.2 million in net loans, and approximately $203.2 million in total deposits. Under the terms of the ASB agreement, shareholders of ASB can elect to receive either 0.592 common share of Peoples for each share of ASB common stock or $20.00 cash per share, with a limit of 15% of the merger consideration being paid in cash. Additional information can be found in Note 17 of the Notes to the Consolidated Financial Statements.
Primary Market Area and Customers
Peoples Bank considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northern Kentucky. Peoples currently operates 55 locations in Ohio, 14 locations in West Virginia and 5 locations in Kentucky. Peoples' market area consists of rural, small urban and metropolitan markets and is comprised of a diverse group of industries and employers. Principal industries served in Peoples' primary markets include manufacturing, distribution, real estate, health care, education, municipal, agricultural, petrochemical, oil, gas and coal production, wholesale and retail trade, tourism, and service-related industries. This broad-based economy provides diversity which helps prevent Peoples' revenue and earnings from being too dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial real estate construction loans, other commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity lines of credit, and indirect and other consumer loans.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2017, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans, nor did it have any loans outstanding to non-U.S. entities.
Commercial Lending
Commercial loans include commercial real estate construction loans, other commercial real estate loans, and commercial and industrial loans, and represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 57.2% and 56.3% of total loans at December 31, 2017 and December 31, 2016, respectively. Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2017, the commercial loan portfolio consisted of 75.0% of variable interest rate loans and 25.0% of fixed interest rate loans. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples also originates loans with interest rate swaps. Peoples may provide a customer with a fixed rate loan while creating a variable rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.
Peoples Bank evaluates all commercial loan relationships whose aggregate credit exposure is greater than $1.0 million on an annual basis for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade in the loan quality rating or placement on nonaccrual status. Peoples Bank also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include a borrower's request to renew a maturing loan or line of credit, knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality, or other similar events.
Commercial Real Estate Construction Loans
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
Construction financing is generally considered to involve the highest credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Other Commercial Real Estate Loans
Peoples Bank originates other commercial real estate loans which are typically secured by real estate, can be owner occupied or non-owner occupied, and primarily refers to investment or income producing property. This generally includes office buildings and complexes, retail facilities, multifamily complexes, land development, industrial properties, as well as other commercial loans secured by real estate. The primary source of income for repayment of this type of loan is from rental fees or the approximate sale of the real estate once developed.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of working capital, fixed asset acquisition or lines of credit. These loans are typically secured with business assets, but are collateralized by owner occupied real estate in some cases. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry.

Residential Real Estate Loans
While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a major focus of Peoples Bank. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market. Peoples Bank's portfolio of residential real estate loans comprised 20.8% of total loans at December 31, 2017, and 24.1% at December 31, 2016. Peoples Bank also had $2.5 million of residential real estate loans held for sale and was servicing $413.0 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold into the secondary market as of December 31, 2017. Peoples Bank requires evidence of insurance at the time of the loan closing and, additionally, has a blanket insurance policy to cover residential real estate loans that do not include an insurance escrow account. Peoples also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that are higher than the loan amounts acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
Peoples Bank originates both fixed rate and variable rate residential real estate loans. Typically, Peoples Bank sells its longer-term fixed rate real estate loans into the secondary market, while retaining the servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed rate real estate loans or sell the loans without retaining the servicing rights.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2017, outstanding home equity lines of credit comprised 4.6% of Peoples Bank's total loans, compared to 5.0% at December 31, 2016. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with 5 to 15-year terms. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years which converts to a variable interest rate for the remaining five years. At December 31, 2017, Peoples' home equity loan portfolio consisted of 94.2% of variable interest rate loans and 5.8% in fixed interest rate loans. At December 31, 2017, total outstanding principal balances and available credit amounts of the convertible rate home equity lines of credit were $19.5 million and $20.9 million, respectively, and the weighted-average remaining maturity was 6.8 years. The average original loan amount for these convertible rate home equity lines of credit was approximately $34,000 at December 31, 2017.
Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property (less the balance of the first mortgage) at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with 5 to 15-year terms and are subject to underwriting review upon request for renewal.
Consumer Lending
Peoples Bank's consumer lending activities include consumer indirect loans and other consumer loans, which primarily involve loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral or, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its ongoing standards, while strictly adhering to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.
Peoples Bank makes available optional credit life insurance, and accident and health insurance to all qualified borrowers, thus reducing the risk of loss when a borrower's income is terminated or interrupted due to an accident, disability or death.
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally includes loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2017, consumer indirect loans comprised 14.5% of Peoples Bank's total loan portfolio compared to 11.4% at December 31, 2016.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as other consumer loans. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending through approved dealerships, including franchise dealerships or independent dealerships, which specialize in new or late-model vehicles. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing, evaluates the standing of the dealership within the community and completes an inspection of the showroom and facilities. On an ongoing basis, the dealerships are monitored based on monthly volume, approval ratings and delinquency rates.
Other Consumer Loans
Peoples Bank originates other consumer loans, primarily through its office locations, which generally includes loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Other consumer loans differ from consumer indirect loans as they include expanded products, such as loans secured by stock or deposits, or loans that can be unsecured. At December 31, 2017, other consumer loans comprised 2.9% of Peoples Bank's total loan portfolio compared to 3.2% at December 31, 2016.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail deposit customers, and select commercial deposit customers, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, or $1,000 based on the type of account and other parameters such as previous charge-off history or loan loss. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by loan loss provisioning necessary to ensure the maintenance of an appropriate allowance for losses against overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, is included in Peoples Bank's allowance for loan losses.
Investment Activities
At December 31, 2017, investment securities comprised 24.4% of Peoples' total assets, compared to 25.0% at December 31, 2016. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2017 include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. The investments owned by Peoples Bancorp Inc. are comprised of common stocks issued by various unrelated bank holding companies. The investments owned by Peoples' non-banking subsidiary, currently consist of tax credit funds, corporate obligations, municipal obligations and privately issued mortgage-backed securities.
Peoples Bank's investment activities are governed internally by a policy approved by the Board of Directors, which is administered by Peoples Bank's Asset-Liability Management Committee ("ALCO"). The primary purpose of Peoples Bank's investment portfolio is to: (1) employ excess funds not needed to support loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations, and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with Peoples Bank's risk appetite and liquidity needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples Bank's overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples' funding sources are managed through Peoples' asset-liability management process and monitored by the Asset and Liability Committee ("ALCO") which is discussed further in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Retail deposit account terms vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Retail deposits are attractive sources of funding because of their stability and cost, relative to wholesale funding alternatives, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS").  Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank classifies CDARS deposits as brokered certificates of deposit in Note 7 of the Notes to the Consolidated Financial Statements.
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs, and has the ability, if needed, to obtain deposits from deposit brokers. These deposits are used to supplement Peoples Bank's retail deposits to fund loans originated to customers located outside its primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati ("FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if needed, through federal funds purchased and advances from the Federal Reserve Discount Window. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.

Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies, insurance agencies and mutual fund providers. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, financial services providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Regulation") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
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
Employees
At December 31, 2017, Peoples had 774 full-time equivalent employees compared to 782 at December 31, 2016.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)" and "peoplesbancorp.com" with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2018 to 2027. Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 5 to 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at the times required by the federal trademark laws and regulations. Peoples intends to continue to use its registered service marks and to timely renew the registration of each of them.

Peoples has proprietary interests in the internet domain names "pebo.com" and "peoplesbancorp.com." Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the internet are continually evolving.
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
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Peoples Bank, to prohibit any insured institution from engaging in any activity the

FDIC determines to pose a threat to the Deposit Insurance Fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
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
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, the financial holding company must be "well managed" and "well capitalized," and each insured depository institution subsidiary of the financial holding company must be well capitalized under the prompt corrective action provisions, be well managed and have received a rating of at least “satisfactory” in its most recent examination under the CRA. The CRA is more fully discussed in the section captioned "Community Reinvestment Act" included later in this item. In addition, financial holding companies, like Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
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
A financial holding company is required by law and Federal Reserve Board policy to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. The Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
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
A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under the Federal Reserve Act by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the ODFI, and the Office of Comptroller of the Currency ("OCC"), have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
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
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies, as well as state member banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the U.S. banking regulators issued new capital rules (the “Basel III Capital Rules”) applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act. Community banking organizations, including Peoples and Peoples Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, the new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phase in from January 1, 2015 through January 1, 2019.
The rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.
Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.
Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.
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
The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phased in January 1, 2016, at 0.625%, was increased to 1.25% as of January 1, 2017 and was increased to 1.875% on January 1, 2018.
In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify aspects of the capital rules for community banks, including Peoples Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, Peoples does not yet know what effect the final rules will have on Peoples Bank's capital calculations. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items. The intent is to prevent different rules from taking effect while the bank regulatory agencies consider a broader simplification of the capital rules.
In order to be "well capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples Bank meets the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in Note 15 of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2017, the most recent performance evaluation by the FRB (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank, which was conducted in 2017, resulted in an overall rating of "Satisfactory."
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the Federal Reserve. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 15 of the Notes to the Consolidated Financial Statements.
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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by the NB&T Statutory Trust III, or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples would be prohibited from declaring or paying any dividends on Peoples' common shares. Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair, deceptive, or abusive acts or practices ("UDAAP").
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

Monetary Policy
The Federal Reserve Board regulates money, credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against deposits of depository institutions. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.
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
In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements (the "First Proposed Joint Rules"). The First Proposed Joint Rules generally would have applied to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.
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
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. Peoples has implemented a clawback policy and it is posted under the “Governance Documents” tab on each of the “Investor Relations” page and the “Corporate Governance” page of Peoples' Internet website.
SEC regulations require public companies such as Peoples to provide various disclosures about executive compensation in annual reports and proxy statements, and to present to their shareholders a non-binding vote on the approval of executive compensation.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instruments in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.
The Volcker Rule also prohibits a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, with a number of exceptions. To the extent that Peoples Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Peoples Bank believes that its activities and relationships fall within the scope of one or more of the exceptions provided in the Volcker Rule.
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

ITEM 1A RISK FACTORS
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

Peoples’ success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond Peoples’ control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans, and the value of the collateral securing the loans it makes. The election of a new U.S. President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the United States, which can affect Peoples' earnings and Peoples' capital as well as the ability of Peoples' customers to repay loans.
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

•
Completion of the merger contemplated by the agreement with ASB is subject to many conditions and if these conditions are not satisfied or waived, the merger between Peoples and ASB will not be completed.

The respective obligations of Peoples and ASB to complete the merger contemplated by the agreement between Peoples and ASB are subject to the fulfillment or written waiver of many conditions, including the approval by the requisite vote of the ASB shareholders, receipt of the requisite regulatory approvals, absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties by both parties, and the performance by both parties of their respective covenants and agreements. These conditions to the consummation of the Peoples-ASB merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 30, 2018, either Peoples or ASB, by a vote of a majority of the members of its entire board, may choose not to proceed with the merger, or the parties can mutually decide to terminate the merger agreement at any time, before or after the approvals by the requisite vote of the ASB shareholders. In addition, Peoples or ASB may elect to terminate the merger agreement in certain other circumstances.

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
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Bank of Cleveland, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. The current U.S. President and certain legislators have taken steps to make extensive changes to regulations affecting financial institutions. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the appropriateness of an institution's allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and its shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples' market area.
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
Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.

•	Adverse changes in the financial markets may adversely impact Peoples' results of operations.
While Peoples generally invests in securities issued by U.S. government agencies and sponsored entities, and U.S. state and local governments with limited credit risk, certain investment securities Peoples holds possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and similar asset-backed assets. Even securities issued by governmental agencies and entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including the financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that would be unfavorable to Peoples. As of December 31, 2017, Peoples was in compliance with the applicable covenants.

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
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. For the year ended December 31, 2017, Peoples' net interest income was 67.1% of total revenue. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest

Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples' results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples' financial condition and results of operations. See the sections captioned "Interest Income and Expense" and "Interest Rate Sensitivity and Liquidity" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K for further discussion related to Peoples' interest rate risk.

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
Peoples maintains an allowance for loan losses that is believed to be a reasonable estimate of the probable, incurred losses within the loan portfolio based on management's quarterly analysis of the portfolio. The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectability of Peoples' loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for loan losses methodology and the sensitivity of the estimates can be found in the discussion of Peoples' "Critical Accounting Policies" included in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
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
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned "Critical Accounting Policies" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

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
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations, credit unions, fintechs and online service providers. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples' competitive environment, see "Competition" in "ITEM 1 BUSINESS" of this Form 10-K.

•	Peoples' ability to pay dividends is limited, and Peoples may not be in the position to pay dividends in the future.
Although Peoples has paid dividends on its common shares in the past, Peoples may reduce or eliminate dividends in the future, in the discretion of the Board of Directors, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation - Dividend Restrictions" in "ITEM 1 BUSINESS" of this Form 10-K and Note 15 of the Notes to the Consolidated Financial Statements.

•
Failures or material breaches in security of Peoples’ systems and telecommunications networks, or those of a third-party service provider may have a material adverse effect on Peoples’ results of operations and financial condition and the price of Peoples’ common shares.

Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples' necessary dependence upon automated systems to record and process Peoples' transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not be inoperable, to the extent possible. Peoples' inability to use or access those information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples' business operations. Risks to Peoples' systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. Peoples is also at risk from the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Peoples deals.
Peoples could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates Peoples’ operations or systems. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. Peoples may not be able to prevent employee errors or misconduct, and the precautions Peoples takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject Peoples to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on Peoples’ business.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of the population of the United States than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although Peoples has policies and procedures in place to verify the authenticity of its customers, Peoples cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to Peoples’ reputation.
Peoples has implemented security controls to prevent unauthorized access to the computer systems and requires its third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use it to compete with Peoples. In addition, unauthorized access to or use of sensitive data could subject Peoples to litigation and liability, and costs to prevent further such occurrences.
Further, Peoples may be affected by data breaches at retailers and other third parties who participate in data interchanges with Peoples and its customers that involve the theft of customer debit card data, which may include the theft of Peoples’ debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in Peoples incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Peoples’ results of operations. To date, Peoples has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that Peoples will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Peoples' risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, Peoples' plans to continue to implement internet and mobile banking capabilities to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, Peoples may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

Peoples’ assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. Peoples uses several third-party vendors who have access to Peoples’ assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom and theft.
All of the types of cyber incidents discussed above could result in damage to Peoples’ reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of Peoples’ common shares, all of which could result in financial loss and material adverse effects on Peoples’ results of operations and financial condition.

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
Similar to any large organization, Peoples is exposed to many types of operational risk, including those discussed in more detail in this Risk Factors section, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
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
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect and which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples is) and to the risk that Peoples' (or its vendors’) business continuity and data security systems prove to be inadequate.

•	Peoples may not be able to attract and retain skilled people.
Peoples' success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and intense, and Peoples may not be able to attract, retain or hire the key employees that are wanted or needed, which may also negatively impact Peoples' ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation than normal to attract or retain key employees, which may adversely affect salaries and benefits costs.
Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, Peoples' incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on Peoples'

compensation practices, causing Peoples to make changes that may affect its ability to offer competitive compensation to these individuals or that place it at a disadvantage to non-financial service competitors. Peoples' ability to attract and retain talented employees may be affected by these developments, or any new executive compensation limits and regulations.

•	Peoples is at risk of increased losses from fraud.
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. The fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against Peoples, Peoples may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer in order to commit fraud.

•	Third parties perform significant operational services on behalf of Peoples.
The third parties performing operational services for Peoples are subject to risks similar to those faced by Peoples relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community banks, Peoples also relies, in significant part, on a single vendor for the systems which allow Peoples to provide banking services to Peoples’ customers, for which the systems are maintained on Peoples' behalf by this single vendor.
One or more of the third parties utilized by Peoples may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations to Peoples in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.
Financial or operational difficulties of a third party provider could also impair Peoples' operations if those difficulties interfere with such third party’s ability to serve Peoples. If a critical third-party provider is unable to meet the needs of Peoples in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if Peoples is not able to develop alternative sources for these services and products quickly and cost-effectively, Peoples’ business could be materially adversely effected.
Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, affects the circumstances and conditions under which Peoples works with third parties and the cost of managing such relationships.

•	Climate change, severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact Peoples' business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on Peoples' ability to conduct business or upon third parties who perform operational services for Peoples or its customers. Such events could affect the stability of Peoples' deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause Peoples to incur additional expenses.

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

•	Changes in tax laws could adversely affect Peoples' performance, including the recently enacted Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise and withholding taxes. Changes to tax laws could have a material adverse effect on Peoples' results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio. In addition, Peoples' customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples' customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples' customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.
On December 22, 2017, H.R.1, formally known as the "Tax Cuts and Jobs Act," was enacted into law. The Tax Cuts and Jobs Act, among other changes, imposes additional limitations on the federal income tax deductions individual taxpayers may take for mortgage loan interest payments and for state and local taxes, including real estate taxes. The Tax Cuts and Jobs Act also imposes additional limitations on the deductibility of business interest expense, and eliminates other deductions in their entirety, including deductions for certain home equity loan interest payments. Such limits and eliminations may result in customer defaults on loans Peoples Bank has made and decrease the value of mortgage-backed securities in which Peoples has invested. Peoples' tax benefit for certain tax advantaged assets, including obligations of state and political subdivisions held in People's investment securities portfolio and investments in affordable housing limited partnerships, could be negatively impacted as the tax benefit rate has been reduced from 35% to 21%, and the market value of such assets could be negatively impacted.

•	Changes in market rates and economical conditions could cause the interest rate swaps Peoples Bank has entered into to become ineffective.
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. As of December 31, 2017, Peoples had 7 interest rate swaps with a notional value of $60.0 million. The swaps become effective in 2018, which roughly coincide with the maturity of existing FHLB advances.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of December 31, 2017, the termination value of derivatives in a net asset position of $0.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2017, Peoples had no minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $6.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

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
Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed, and does not anticipate any examination would have a material impact on Peoples' Consolidated Financial Statements. However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples' tax liability for any tax year open to examination will not be different than what is reflected in Peoples' current and historical Consolidated Financial Statements. Further information can be found in the "Critical Accounting Policies - Income Taxes" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

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
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Akron (2 offices), Athens (2 offices), Baltimore, Batavia, Beachwood, Belpre, Blanchester, Byesville, Caldwell, Cambridge (2 offices), Carlisle, Coshocton, Cuyahoga Falls, Franklin, Gallipolis, Georgetown, Heath, Hillsboro, Jackson, Lancaster (2 offices), Lebanon, Lowell, Maineville, Marietta (3 offices), Mason, McConnelsville, Milford, Mount Orab, Mount Vernon, Munroe Falls, Nelsonville, New Vienna, Newark, Norton, Pomeroy (2 offices), Reno, Sabina, Sardinia, Springboro, Waynesville, Wellston, Williamsburg, Wilmington (2 offices), Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington, Milton, New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant, Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland (2 offices), Greenup, and Russell. Of these 70 offices, 16 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Lyndhurst and Piketon, Ohio, and in Pikeville, Kentucky. Peoples Insurance owns an office in Huntington West Virginia.
Rent expense on the leased properties totaled $1.1 million in 2017 and $1.0 million in 2016, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2019:

Location	Address	Lease Expiration Date
Piketon Insurance Office	727 East 2nd Street Piketon, Ohio	January 2018 (a)
Milton Office	1763 Suite A Route 60 Milton, West Virginia	February 2018 (b)
Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2018 (c)
Athens Mall Office	801 East State Street Athens, Ohio	June 2018 (d)
Athens Court Street Office	1 N Court Street Athens, Ohio	September 2018 (d)
Pikeville Insurance Office	108 Trivette Drive Pikeville, Kentucky	September 2018 (c)
Nelsonville Office	951 Canal Street Nelsonville, Ohio	January 2019 (e)
New Martinsville Walmart Office	1142 S Bridge Street New Martinsville, West Virginia	March 2019 (f)
Akron Business Office	348 South Main Street Suite 200 Akron, Ohio	June 2019 (f)
Charleston Office	135-161 Summers Street Suite 300 Charleston, West Virginia	June 2019 (e)
Vienna Walmart Office	701 Grand Central Avenue Vienna, West Virginia	June 2019 (f)

(a) Current lease agreement has two additional one-year extensions remaining. In January of 2018, this lease was renewed and now has one remaining one-year extension.
(b) Current lease agreement will change to a month-to-month lease upon expiration.
(c) Current lease agreement has one remaining one-year extension.
(d) Current lease agreement is in final extension.
(e) Current lease agreement has one five-year extension remaining.
(f) Current lease agreement has no remaining extensions available.

Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 of the Notes to the Consolidated Financial Statements.
ITEM 3 LEGAL PROCEEDINGS
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
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO. At December 31, 2017, Peoples had 2,150 shareholders of record. The table presented below provides the high and low sales prices for Peoples' common shares as reported on The NASDAQ Global Select Market® and the cash dividends per common share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2017
Fourth Quarter	$34.62	$30.84	$0.22
Third Quarter	34.60	29.55	0.22
Second Quarter	35.43	29.71	0.20
First Quarter	33.56	29.81	0.20
2016
Fourth Quarter	$32.98	$24.02	$0.17
Third Quarter	24.98	19.55	0.16
Second Quarter	22.20	18.43	0.16
First Quarter	19.99	16.34	0.15
On January 22, 2018, Peoples declared a quarterly dividend of $0.26 per common share, which was an increase of 18% compared to the dividend paid in the fourth quarter of 2017. This dividend represented the payout related to the fourth quarter of 2017 earnings.
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 15 of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.

Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2017:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2017	520	(2)	$33.84	(2)	—	$15,049,184
November 1 - 30, 2017	327	(3)	$33.27	(3)	—	$15,049,184
December 1 - 31, 2017	1,665	(2)(3)	$33.77	(2)(3)	—	$15,049,184
Total	2,512		$33.72		—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended December 31, 2017. Additional information regarding the share repurchase program can be found in Note 10 of the Notes to the Consolidated Financial Statements.

(2)
Information includes 520 common shares and 259 common shares purchased in open market transactions during October and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Includes 327 common shares and 1,406 common shares withheld during November and December, respectively, to pay income tax or other tax liabilities associated with vested restricted common shares.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2012, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).
COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

$300
$250
$200
$150
$100
$50
$-
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Peoples Bancorp Inc.
NASDAQ Stocks (U.S. Companies)
NASDAQ Bank Stocks

	At December 31,
	2012	2013	2014	2015	2016	2017
Peoples Bancorp Inc.	$100.00	$112.94	$133.37	$99.57	$176.48	$181.96
NASDAQ Stocks (U.S. Companies)	$100.00	$140.17	$160.96	$172.40	$187.83	$243.84
NASDAQ Bank Stocks	$100.00	$141.72	$148.69	$161.84	$223.19	$235.40

ITEM 6 SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data (a)
Total interest income	$126,525	$115,444	$108,333	$80,200	$67,071
Total interest expense	13,148	10,579	10,721	10,694	11,686
Net interest income	113,377	104,865	97,612	69,506	55,385
Provision for (recovery of) loan losses	3,772	3,539	14,097	339	(4,410)
Net gain on investment securities	2,983	930	729	398	489
Net loss on asset disposals and other transactions	(63)	(1,133)	(1,788)	(431)	(155)
Total fee-based income	52,653	51,070	47,441	40,053	37,220
Total non-interest expense	107,975	106,911	115,081	83,875	68,265
Net income	$38,471	$31,157	$10,941	$16,684	$17,574
Balance Sheet Data (a)
Total investment securities	$874,486	$859,455	$868,830	$713,659	$680,526
Loans, net of deferred fees and costs	2,357,137	2,224,936	2,072,440	1,620,898	1,196,234
Allowance for loan losses	18,793	18,429	16,779	17,881	17,065
Goodwill and other intangible assets	144,576	146,018	149,617	109,158	77,603
Total assets	3,581,686	3,432,348	3,258,970	2,567,769	2,059,108
Non-interest-bearing deposits	556,010	734,421	717,939	493,162	409,891
Other interest-bearing deposits	2,014,702	1,759,605	1,784,148	1,400,221	1,121,826
Brokered certificates of deposits	159,618	38,832	47,635	53,904	67,706
Short-term borrowings	209,491	305,607	160,386	88,277	113,590
Junior subordinated debentures held by subsidiary trust	7,107	6,924	6,736	—	—
Other long-term borrowings	136,912	138,231	106,934	179,083	121,826
Total stockholders' equity	458,592	435,261	419,789	340,118	221,553
Tangible assets (b)	3,437,110	3,286,330	3,109,353	2,458,611	1,981,505
Tangible equity (b)	$314,016	$289,243	$270,172	$230,960	$143,950
Per Common Share Data (a)
Earnings per common share – basic	$2.12	$1.72	$0.62	$1.36	$1.65
Earnings per common share – diluted	2.10	1.71	0.61	1.35	1.63
Cash dividends declared per common share	0.84	0.64	0.60	0.60	0.54
Book value per common share (c)	25.08	23.92	22.81	22.92	20.89
Tangible book value per common share (b)(c)	$17.17	$15.89	$14.68	$15.57	$13.57
Weighted-average number of common shares outstanding – basic	18,050,189	18,013,693	17,555,140	12,183,352	10,581,222
Weighted-average number of common shares outstanding – diluted	18,208,684	18,155,463	17,687,795	12,306,224	10,679,417
Common shares outstanding at end of period	18,287,449	18,200,067	18,404,864	14,836,727	10,605,782
Closing stock price at end of period	$32.62	$32.46	$18.84	$25.93	$22.51

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Significant Ratios (a)
Return on average stockholders' equity	8.54%	7.20%	2.69%	6.16%	7.92%
Return on average tangible stockholders' equity (b)	13.33	11.86	5.16	9.63	12.11
Return on average assets	1.10	0.94	0.35	0.74	0.91
Average stockholders' equity to average assets	12.83	13.03	13.09	12.08	11.48
Average total loans to average deposits	86.10	83.22	80.08	79.58	70.79
Net interest margin	3.62	3.54	3.53	3.45	3.23
Efficiency ratio (c)(d)	62.20	65.13	75.50	75.37	71.90
Pre-provision net revenue to total average assets (e)	1.65	1.48	0.96	1.10	1.26
Dividend payout ratio	39.86	37.40	96.35	43.10	33.20
Total investment securities as percentage of total assets (c)	24.42%	25.04%	26.67%	27.80%	26.50%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(f)	0.73%	1.13%	0.94%	0.69%	0.60%
Nonperforming assets as a percent of total assets (c)(f)	0.49	0.75	0.62	0.47	0.39
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (c)(f)	0.74	1.16	0.98	0.75	0.67
Criticized loans as a percent of total loans (c)(g)	3.84	4.46	5.89	4.60	4.94
Classified loans as a percent of total loans (c)(h)	1.97	2.59	2.91	2.76	3.07
Allowance for loan losses as a percent of total loans (c)(i)	0.80	0.83	0.81	1.10	1.43
Allowance for loan losses as a percent of nonperforming loans (c)(f)	108.52	73.43	86.05	159.58	237.87
Provision for (recovery of) loan losses as a percent of average total loans	0.16	0.17	0.72	0.02	(0.42)
Net charge-offs (recoveries) as a percent of average total loans (i)	0.15%	0.09%	0.78%	(0.03)%	(0.35)%
Capital Information (c)
Common equity tier 1 capital ratio (j)	13.45%	12.91%	13.36%	N/A	N/A
Tier 1 risk-based capital ratio	13.74	13.21	13.67	14.32	12.42
Total risk-based capital ratio (tier 1 and tier 2)	14.62	14.11	14.54	15.48	13.78
Leverage ratio	9.90%	9.66%	9.52%	9.92%	8.52%
Common equity tier 1 capital	$332,774	$306,506	$288,416	N/A	N/A
Tier 1 capital	339,881	313,430	295,151	241,707	166,217
Total capital (tier 1 and tier 2)	361,579	334,957	313,974	261,371	184,457
Total risk-weighted assets	$2,473,329	$2,373,359	$2,158,713	$1,687,968	$1,338,811
Tangible equity to tangible assets (b)	9.14%	8.80%	8.69%	9.39%	7.26%

(a)
Reflects the impact of the acquisition of Midwest Bancshares, Inc. ("Midwest") beginning May 30, 2014, of Ohio Heritage Bancorp, Inc. ("Ohio Heritage") beginning August 22, 2014, of North Akron Savings Bank ("North Akron") beginning October 24, 2014 and of NB&T beginning March 6, 2015.

(b)
This amount represents a non-GAAP financial measure since it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Capital/Stockholders’ Equity.”

(c)	Data presented as of the end of the year indicated.

(d)
Total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total fee-based income. This amount represents a non-GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Efficiency Ratio.”

(e)
This ratio represents a non-GAAP financial measure since it excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings.  Additional information regarding the calculation of this ratio can be found in "ITEM 7 MANAGEMENT'S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption “Pre-Provision Net Revenue.”

(f)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(g)	"Criticized loans" include loans categorized as special mention, substandard or doubtful.

(h)	"Classified loans" include loans categorized as substandard or doubtful.

(i)
Net charge-offs (recoveries) as a percent of average total loans increased in 2015 as Peoples recorded a $13.1 million charge-off associated with one large commercial relationship, resulting in 0.67% of the reported amount of 0.78%.

(j)	Peoples' capital conservation buffer was 6.62% at December 31, 2017 and 6.11% at December 31, 2016, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate,” “estimate,” “may,” “feel,” “expect,” “believe,” “plan,” “will,” “would,” “should,” “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate any future acquisitions, including the pending merger with ASB, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)
Peoples' ability to obtain regulatory approvals of the proposed merger of Peoples with ASB on the proposed terms and schedule, and approval of the merger by the shareholders of ASB on March 9, 2018 may be unsuccessful;

(4)
competitive pressures among financial institutions or from non-financial institutions which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(5)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the United States ("U.S.") government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which may adversely impact interest rates, interest margins, loan demand and interest rate sensitivity;

(6)
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

(7)
changes in policy and other regulatory and legal developments accompanying the current presidential administration, including the recently-enacted Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes;

(8)	uncertainties in Peoples' preliminary review of, and additional analysis of, the Tax Cuts and Jobs Act;

(9)
local, regional, national and international economic conditions and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(10)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(11)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(12)
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

(13)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(14)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

(15)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(16)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(17)	Peoples' ability to receive dividends from its subsidiaries;

(18)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(19)	the impact of minimum capital thresholds established as a part of the implementation of Basel III;

(20)
the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(21)	the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(22)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, may prove inadequate, which could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(23)	Peoples' reliance on, and the potential failure of, a number of third party vendors to perform as expected, including its primary core banking system provider;

(24)	ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(25)
changes in consumer spending, borrowing and saving habits, whether due to the newly-enacted tax legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(26)	the overall adequacy of Peoples' risk management program;

(27)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

(28)
significant changes in the tax laws, which may adversely affect the fair values of deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio; and

(29)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A RISK FACTORS" of this Form 10-K.

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

◦
As of December 31, 2017, Peoples recorded a revaluation of its deferred tax assets and liabilities in light of the applicable provisions of the recently-enacted Tax Cuts and Jobs Act. Previously, Peoples had recognized its deferred tax assets and deferred tax liabilities at a federal income tax rate of 35%, and the new law required the use of a 21% federal income tax rate. As a result, Peoples wrote down its net deferred tax assets by $0.9 million, which had a direct impact on income tax expense recorded during 2017.

◦
During 2017, Peoples sold $5.0 million of available-for-sale equity securities, resulting in a gain of $3.0 million. The sales were not a normal occurrence for Peoples' business. Beginning in 2018, fluctuations in the market value of equity investment securities will be recognized on the income statement. Peoples' remaining positions in equity investment securities could pose some volatility in future quarters, depending on their respective market values at the end of future reporting periods.

◦
During 2017, Peoples closed six full-service bank branches, four located in Ohio, and two located in West Virginia. Peoples continues to evaluate its bank branch network in an effort to optimize efficiency. In 2016, Peoples closed three Ohio branches.

◦
During 2017, Peoples recorded non-core expense items of $341,000 in acquisition-related costs and $242,000 in pension settlement costs, compared to no acquisition-related costs or pension settlement costs being recorded in 2016.

◦
During 2017, Peoples entered into two forward starting interest rate swaps to obtain fixed rate borrowings with interest rates of 2.47% and 2.53%, which become effective in January and April of 2018 and mature in 2025 and 2027. These swaps locked in funding rates for $20.0 million in repurchase agreements that mature in 2018 and have interest rates of 3.61% and 3.55%.

◦
On October 23, 2017, Peoples entered into a merger agreement with ASB that calls for ASB to merge into Peoples and for ASB’s wholly-owned subsidiary, American Savings Bank, fsb, which operates six branches located in southern Ohio and northern Kentucky, to merge into Peoples Bank. This transaction is expected to close during the second quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of ASB. As of December 31, 2017, ASB had approximately $288.3 million in total assets, which included approximately $247.2 million in net loans, and approximately $203.2 million in total deposits. Under the terms of the ASB agreement, shareholders of ASB can elect to receive either 0.592 common share of Peoples for each share of ASB common stock or $20.00 cash per share, with a limit of 15% of the merger consideration being paid in cash. ASB is soliciting proxies for use at its special meeting of shareholders to be held on March 9, 2018, to vote on the adoption and approval of the Merger Agreement.

◦
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency for total cash consideration of $1.7 million, and recorded $1.1 million of customer relationship intangibles and $100,000 of fixed assets, resulting in $480,000 of goodwill. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company for total cash consideration of $450,000, and recorded $450,000 of customer relationship intangibles resulting in no goodwill. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On November 7, 2016, Peoples converted to an upgraded core banking system (including the related operating systems, data systems and products). The conversion resulted in a pre-tax combined revenue and expense impact of $1.3 million, or $0.05 in earnings per diluted share, for the full year of 2016. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account services charges in the month of the conversion. The remainder of the $1.3 million was recorded in various expense categories, primarily in other non-interest expense, professional fees, and salaries and employee benefit costs.

◦	During 2017, Peoples borrowed an additional $75.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 2.03% and mature between 2018 and 2022.

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

◦	On June 8, 2016, Peoples purchased an additional $35.0 million in bank owned life insurance ("BOLI").

◦	During the second quarter of 2016, Peoples sold $28.9 million of available-for-sale investment securities with a weighted average yield of 2.14%, for a gain of $767,000.

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

◦
Peoples' net interest income and net interest margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve Board (the "Fed"), either directly or through its Open Market Committee. These actions include changing its target Federal Funds Rate (the interest rate at which banks lend money to each other), Discount Rate (the interest rate charged to banks for money borrowed from a Federal Reserve Bank) and longer-term market interest rates (primarily through transactions in U.S. Treasury securities). Interest rates also are affected by investor demand for U.S. Treasury securities. The resulting changes in the yield curve slope have a direct impact on reinvestment rates for Peoples' earning assets.

◦
The Fed has raised the benchmark Federal Funds Target Rate by 25 basis points in each of December of 2016 and March, June and December of 2017. The Fed has also begun to reduce the size of its $4.5 trillion dollar balance sheet, which could result in higher interest rates as well. However, there was no indication that the Fed would alter its current posture of tightening monetary policy at future meetings. Peoples is closely monitoring interest rates, both foreign and domestic, and potential impacts of changes in interest rates to Peoples Bank’s operations.

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
Revenue Recognition
Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to formulas in written contracts, such as loan agreements or securities contracts. As of January 1, 2018, Accounting Standards Update ("ASU") 2014-09 - Revenue from Contracts with Customers (Topic 606) updates the guidance for revenue recognition as it relates to uncompleted contracts. For further information on this updated guidance, refer to Note 1 of the Notes to the Consolidated Financial Statements.
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
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting provision for or recovery of loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume; growth and composition of the portfolio; regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the appropriateness of the allowance. The provision or recovery could increase or decrease each quarter based upon the results of management's formal analysis.
The amount of the allowance for loan losses for the various loan types represents management's estimate of probable losses from existing loans. Management evaluates lending relationships deemed to be impaired on an individual basis and makes specific allocations of the allowance for loan losses for each relationship based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For all other loans, management evaluates pools of homogeneous loans (such as residential mortgage loans, and direct and indirect consumer loans) and makes general allocations for each pool based upon historical loss experience, adjusted for qualitative factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.
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
There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2017 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Investment Securities
Peoples' investment portfolio accounted for 24.4% and 25.0% of total assets at December 31, 2017, and December 31, 2016, respectively, of which approximately 90.9% of the securities were classified as available-for-sale as of December 31, 2017. Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders' equity as a component of accumulated other comprehensive income or loss. As a result, Peoples' Consolidated Balance Sheet may be sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.
Per ASU 2016-01, beginning in 2018, fluctuations in the market value of equity investment securities will be recognized in the income statement. Peoples' remaining positions in equity investment securities could pose some volatility in future quarters, depending on their respective market values at the end of future reporting periods.
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
Management performed its quarterly analysis of the investment securities with an unrealized loss at December 31, 2017, and concluded no individual securities were other-than-temporarily impaired. Peoples has not recognized an OTTI loss in 2017, 2016 or 2015.
Goodwill and Other Intangible Assets
Peoples records goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, and, in any case, at least annually. Peoples' other intangible assets consist of customer relationship intangible assets, including core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.
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
The process of evaluating goodwill for impairment involves highly subjective and complex judgments, estimates and assumptions regarding the fair value of Peoples' reporting unit and, in some cases, goodwill itself. As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.
Peoples currently maintains a single reporting unit for goodwill impairment testing. While quoted market prices exist for Peoples' common shares since they are publicly traded, these market prices do not necessarily reflect the value associated with gaining control of an entity. Thus, management takes into account all appropriate fair value measurements in determining the estimated fair value of the reporting unit.

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
Peoples performs its required annual impairment test as of October 1st each year.  Peoples first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In this evaluation, Peoples assesses relevant events and circumstances, which may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events specific to Peoples, significant changes in the reporting unit, or a sustained decrease in stock price. If Peoples determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if there are indicators of impairment, Peoples must complete a two-step process that includes (1) determining if potential goodwill impairment exists and (2) measuring the impairment loss, if any. Under ASU 2017-04, step (2) of the current impairment test will be eliminated effective January 1, 2020. Under the amendment, the annual or interim goodwill impairment test will compare the fair value of a reporting unit with its carrying amount. An impairment charge would be recorded if the carrying amount exceeds the reporting unit’s fair value, but the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.
At October 1, 2017, management's qualitative analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value.
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
Peoples records servicing rights (“SRs”) in connection with its mortgage banking, small business and agricultural lending activities, which are intangible assets representing the right to service loans sold to third-party investors. These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold. SRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value. At December 31, 2017, management concluded no portion of the recorded SRs was impaired since the fair value equaled or exceeded the carrying value. However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.
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
A valuation allowance is recognized to reduce any deferred tax asset when, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses and accrued employee benefits. Management determined a valuation allowance of $805,000 at December 31, 2017, and $1.3 million at December 31, 2016, to be recorded against the deferred tax assets associated with its investment in a partnership investment. The decrease in the valuation from the previous year was due to the recently-enacted Tax Cuts and Jobs Act which reduced the tax rate from 35% to 21%. No other valuation allowances were recorded at either December 31, 2017 or 2016.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2017 and 2016.
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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis. For most securities, the fair value is based upon quoted market prices (Level 1) or determined by pricing models that consider observable market data (Level 2). For structured investment securities, the fair value often must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities (Level 3). As a result, management's determination of fair value for these securities is highly dependent on subjective and complex judgments, estimates and assumptions, which could change materially between periods. Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex structured investment securities. At December 31, 2017, all of Peoples' available-for-sale investment securities were measured using observable market data.
At December 31, 2017, the majority of the investment securities with Level 2 fair values were determined using information provided by third-party pricing services. Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided. To the extent available, management utilizes an independent third-party pricing source to assist in its assessment of the values provided by its primary pricing services. Management reviews the fair values provided by these third parties on a quarterly basis and challenges prices when it believes a discrepancy in pricing exists. Based on Peoples' past experience, no discrepancies were noted related to current pricing and values.
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
To determine the fair value of its SRs each reporting quarter, Peoples provides loan information accompanied by escrow amounts to a third-party valuation firm. The third-party valuation firm then evaluates the possible impairment of SRs as described below. Loans are evaluated on a discounted earnings basis to determine the present value of future earnings that Peoples expects to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value, calculated using consensus assumptions that a third-party purchaser would utilize in evaluating a potential acquisition of the SRs.
Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds, and the payment performance of the underlying loans. Peoples believes this methodology provides a reasonable estimate. Mortgage loan prepayment estimates were determined through the application of the current dealer projected prepayment rates by product type and interest rate as published by Bloomberg, L.P. as of January 3, 2018, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon. The adjustable rate mortgage loan prepayment estimates were determined through the application of market trading assumptions as of January 3, 2018, and adjusted for historical prepayment factors based on state, type of servicing, year of origination, and pass through coupon.
These earnings are used to calculate the approximate cash flow that could be received from the servicing portfolio. Valuation results are provided quarterly to Peoples. At that time, Peoples reviews the information and SRs are marked to the lower of amortized cost or fair value for the current quarter.
Cash flow hedges
Cash flow hedges are carried at fair value on Peoples' Consolidated Balance Sheets. Cash flow hedges do not trade in an active market with readily observable prices. Management determines the fair value of cash flow hedges based on third-party pricing, which is driven by changes in market interest rates. As of December 31, 2017, the fair value of the cash flow hedges, based on market interest rates, resulted in an asset of $1.4 million.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2017 was $38.5 million, compared to $31.2 million in 2016 and $10.9 million in 2015, representing earnings per diluted common share of $2.10, $1.71 and $0.61, respectively. The increase in earnings during 2017 was driven by an increase of $8.5 million in net interest income, coupled with investment security gains of $3.0 million. These increases were partially offset by an $0.9 million write-down of net deferred tax assets in connection with the recently-enacted Tax Cuts and Jobs Act, $0.3 million of acquisition-related costs and $0.2 million of pension settlement charges. In 2016, earnings benefited from a $10.7 million decrease in acquisition-related costs and a $10.6 million decrease in provision for loan losses compared to 2015, which was partially offset by costs related to the conversion of Peoples' core banking system of $1.3 million.
In 2017, Peoples recorded provision for loan losses of $3.8 million, an increase of $0.2 million compared to the $3.5 million that was recorded in 2016. The increase in 2017 from 2016 was driven primarily by loan growth. Peoples recorded net charge-offs of $3.4 million compared to $1.9 million for 2017 and 2016, respectively. The increase in net charge-offs during 2017 was primarily related to commercial real estate loans, indirect consumer loans and deposit account overdrafts. The provision for loan losses represented amounts needed, in management's opinion, to maintain the appropriate level of the allowance for loan losses. Net charge-offs as a percent of annualized average total loans were 0.15% during 2017, compared to 0.09% in 2016.
Net interest income grew 8% to $113.4 million in 2017, and 7% to $104.9 million in 2016, mostly due to loan growth and the increase in current rates on variable interest rate loans. Net interest margin was 3.62% in 2017, an increase from 3.54% in 2016 and 3.53% in 2015. Accretion income, net of amortization expense, from acquisitions added approximately 10 basis points to net interest margin in 2017 compared to 11 basis points in 2016 and 17 basis points in 2015. In 2017, proceeds of $0.8 million received on an investment security that had been previously written down due to an other-than-temporary impairment, added 3 basis points to the net interest margin. The increase in net interest margin in 2017 compared to 2016 was mostly due to the increase in loan yields associated with increasing interest rates.
Total non-interest income increased 9% in 2017 compared to 2016. The increase in 2017 compared to 2016 was primarily due to the gain on investment securities, coupled with increases in trust and investment income, mortgage banking income, and bank owned life insurance income. These increases were partially offset by a decrease in deposit account service charges. The increase in trust and investment income was due largely to the growth in the value of assets under administration and management. Mortgage banking income increased due to customer demand. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016, for which a full year of income was recognized in 2017.
Total non-interest income increased 10% in 2016 compared to 2015, and was due to increases in electronic banking income, trust and investment income, bank owned life insurance income and commercial loan swap fee income, with a portion of the growth attributable to the NB&T acquisition. The increase in electronic banking income was the result of the increased usage of debit cards by more customers. The increase in trust and investment income was due largely to growth in assets under administration and management, and the full year effect of the NB&T acquisition. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016. Commercial loan swap fee income is dependent upon customers' preference for fixed versus variable interest rate loans, which leads to variability in this income stream.
Total non-interest expense increased 1% during 2017, largely due to higher salaries and benefit costs, driven by increased incentive compensation which was tied to corporate performance for 2017. These increases were coupled with increased medical insurance costs and pension settlement charges recognized in 2017. These increases were partially offset by declines in professional fees, communications expense, amortization of other intangible assets and the $1.3 million of core banking system conversion costs that were incurred in 2016. In 2016, total non-interest expense decreased 7%, or $8.2 million, compared to 2015 due largely to no acquisition-related expenses recorded in 2016 compared to $10.7 million in 2015. The decrease was partially offset by the full-year effect of operating expenses associated with the NB&T acquisition, and increased salaries and employee benefits due to higher incentive compensation earned under the corporate incentive plan.
At December 31, 2017, total assets were up 4%, or $149.3 million, to $3.58 billion versus $3.43 billion at year-end 2016. The increase was primarily related to an increase of 6% in loan balances. The allowance for loan losses increased slightly to $18.8 million, or 0.80% of total loans, net of deferred fees and costs, compared to $18.4 million and 0.83% at December 31, 2016.
Total liabilities were $3.12 billion at December 31, 2017, up $126.0 million since December 31, 2016. At December 31, 2017, total borrowed funds were $353.5 million, down $97.3 million compared to the prior year-end. Total demand deposits increased $136.0 million, or 13%, and were 42% of total deposits at December 31, 2017 compared to 40% at December 31, 2016. Shifts in balances occurred between non-interest-bearing deposits and interest-bearing demand account balances as consumers were migrated to new products during the second half of 2017. This migration resulted in interest bearing demand deposits increasing $314.4 million, or 113%, and non-interest-bearing deposits decreasing $178.4 million, or 24% . Total certificates of deposit ("CDs") at December 31, 2017 increased $97.7 million, or 24%, compared to December 31, 2016. The increases in total deposits were used to reduce borrowings, and fund loan growth and investment purchases.
At December 31, 2017, total stockholders' equity was $458.6 million, up 5%, or $23.3 million, from December 31, 2016. The increase was primarily due to 2017 earnings of $38.5 million, which were partially offset by dividends of $15.3 million and the reductions in the market value of investment securities.
Peoples' regulatory capital ratios remained significantly higher than "well capitalized" minimums, and were positively impacted during 2017 from earnings exceeding dividends paid. Peoples' tier 1 capital ratio increased to 13.74% at December 31, 2017, versus 13.21% at December 31, 2016, while the total capital ratio was 14.62% versus 14.11% at December 31, 2016. The common equity tier 1 risk-based capital ratio was 13.45% at December 31, 2017 compared to 12.91% at December 31, 2016. In addition, Peoples' book value per share was $25.08 at December 31, 2017. Peoples' tangible book value per share was $17.17 at December 31, 2017, and its tangible equity to tangible assets ratio was 9.14%, versus $15.89 and 8.80% at December 31, 2016, respectively. Additional information regarding capital requirements can be found in Note 15 of the Notes to the Consolidated Financial Statements.
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

The following table details Peoples’ average balance sheets for the years ended December 31:

	2017			2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$12,616	$144	1.14%	$9,667	$50	0.52%	$50,858	$123	0.24%
Other long-term investments	—	—	—%	—	—	—%	1,261	12	0.95%
Investment Securities (a)(b):
Taxable (c)	768,336	20,598	2.68%	753,213	18,606	2.47%	727,239	18,235	2.51%
Nontaxable	107,604	4,497	4.18%	112,808	4,810	4.26%	106,518	4,603	4.32%
Total investment securities	875,940	25,095	2.86%	866,021	23,416	2.70%	833,757	22,838	2.74%
Loans (b)(d):
Commercial real estate, construction	110,124	4,800	4.30%	88,559	3,455	3.84%	64,421	2,730	4.24%
Commercial real estate, other	743,517	35,240	4.67%	721,535	33,651	4.59%	692,773	31,781	4.59%
Commercial and industrial	439,178	19,944	4.48%	376,881	15,769	4.12%	329,030	14,003	4.26%
Residential real estate (e)	514,024	22,256	4.33%	557,537	24,279	4.35%	554,909	24,554	4.42%
Home equity lines of credit	110,910	4,965	4.48%	109,164	4,853	4.45%	99,984	4,575	4.58%
Consumer, indirect	306,338	10,975	3.58%	207,095	7,432	3.59%	139,832	5,257	3.76%
Consumer, other	69,889	5,018	7.18%	72,404	4,566	6.29%	71,292	4,438	6.23%
Total loans	2,293,980	103,198	4.50%	2,133,175	94,005	4.41%	1,952,241	87,338	4.47%
Less: Allowance for loan losses	(18,713)			(17,564)			(19,174)
Net loans	2,275,267	103,198	4.50%	2,115,611	94,005	4.40%	1,933,067	87,338	4.52%
Total earning assets	3,163,823	128,437	4.03%	2,991,299	117,471	3.90%	2,818,943	110,311	3.91%
Intangible assets	144,696			147,981			144,013
Other assets	201,769			181,167			148,897
Total assets	$3,510,288			$3,320,447			$3,111,853
Deposits:
Savings accounts	$442,684	$249	0.06%	$434,140	$231	0.05%	$388,802	$209	0.05%
Government deposit accounts	294,053	704	0.24%	296,590	570	0.19%	276,367	597	0.22%
Interest-bearing demand accounts	367,699	543	0.15%	260,788	217	0.08%	222,868	178	0.08%
Money market accounts	389,885	877	0.22%	401,693	702	0.17%	384,258	614	0.16%
Retail certificates of deposit	358,307	2,997	0.84%	406,298	3,181	0.78%	452,083	3,087	0.68%
Brokered deposits	98,793	1,784	1.81%	41,613	1,041	2.50%	50,081	1,521	3.04%
Total interest-bearing deposits	1,951,421	7,154	0.37%	1,841,122	5,942	0.32%	1,774,459	6,206	0.35%
Borrowed Funds:
Short-term FHLB advances	100,205	1,160	1.16%	86,260	384	0.45%	16,863	42	0.25%
Retail repurchase agreements	82,042	374	0.46%	72,909	124	0.17%	83,574	140	0.17%
Total short-term borrowings	182,247	1,534	0.84%	159,169	508	0.32%	100,437	182	0.18%
Long-term FHLB advances	136,799	2,794	2.04%	84,605	2,238	2.65%	82,184	2,256	2.75%
Wholesale repurchase agreements	33,315	1,225	3.68%	40,000	1,475	3.69%	40,000	1,471	3.68%
Other borrowings	6,977	441	6.34%	6,781	416	6.13%	13,064	606	4.58%
Total long-term borrowings	177,091	4,460	2.52%	131,386	4,129	3.14%	135,248	4,333	3.20%
Total borrowed funds	359,338	5,994	1.67%	290,555	4,637	1.60%	235,685	4,515	1.92%
Total interest-bearing liabilities	2,310,759	13,148	0.57%	2,131,677	10,579	0.50%	2,010,144	10,721	0.53%
Non-interest-bearing deposits	713,027			722,291			663,395
Other liabilities	36,123			33,813			31,018
Total liabilities	3,059,909			2,887,781			2,704,557
Total stockholders’ equity	450,379			432,666			407,296
Total liabilities and stockholders’ equity	$3,510,288			$3,320,447			$3,111,853
Interest rate spread (b)		$115,289	3.46%		$106,892	3.40%		$99,590	3.38%
Net interest margin (b)			3.62%			3.54%			3.53%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.
(c) Interest income and yield presented for 2017 include $0.8 million of proceeds on an investment security for which an other-than-temporary-impairment had previously been recorded.

(d)
Average balances include nonaccrual, impaired loans, and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(e)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in fully tax-equivalent (“FTE”) net interest income:

(Dollars in thousands)	Changes from 2016 to 2017			Changes from 2015 to 2016
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$75	$19	$94	$74	$(147)	$(73)
Other long-term investments	—	—	—	(6)	(6)	(12)
Investment Securities (2):
Taxable	1,612	380	1,992	(274)	645	371
Nontaxable	(94)	(219)	(313)	(62)	269	207
Total investment income	1,518	161	1,679	(336)	914	578
Loans (2):
Commercial real estate, construction	445	900	1,345	(232)	957	725
Commercial real estate, other	611	978	1,589	468	1,402	1,870
Commercial and industrial	1,454	2,721	4,175	(267)	2,033	1,766
Residential real estate	(138)	(1,885)	(2,023)	(391)	116	(275)
Home equity lines of credit	34	78	112	(133)	411	278
Consumer, indirect	(147)	3,559	3,412	(249)	2,424	2,175
Consumer, other	740	(157)	583	58	70	128
Total loan income	2,999	6,194	9,193	(746)	7,413	6,667
Total interest income	4,592	6,374	10,966	(1,014)	8,174	7,160
INTEREST EXPENSE:
Deposits:
Savings accounts	13	5	18	(2)	24	22
Government deposit accounts	139	(5)	134	(69)	42	(27)
Interest-bearing demand accounts	214	112	326	8	31	39
Money market accounts	197	(22)	175	59	29	88
Retail certificates of deposit	208	(392)	(184)	425	(331)	94
Brokered certificates of deposit	(357)	1,100	743	(245)	(235)	(480)
Total deposit cost	414	798	1,212	176	(440)	(264)
Borrowed funds:
Short-term borrowings	343	683	1,026	19	307	326
Long-term borrowings	(586)	917	331	81	(285)	(204)
Total borrowed funds cost	(243)	1,600	1,357	100	22	122
Total interest expense	171	2,398	2,569	276	(418)	(142)
Net interest income	$4,421	$3,976	$8,397	$(1,290)	$8,592	$7,302

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a federal income tax rate of 35%. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities. As of January 1, 2018, the Tax Cuts and Jobs Act was enacted and as a result, beginning on January 1, 2018, Peoples will use a federal income tax rate of 21%.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Net interest income, as reported	$113,377	$104,865	$97,612
Taxable equivalent adjustments	1,912	2,027	1,978
Fully tax-equivalent net interest income	$115,289	$106,892	$99,590
During 2017, Peoples recognized accretion income, net of amortization expense, from acquisitions of $3.1 million, which added approximately 10 basis points to net interest margin, compared to $3.5 million and 11 basis points in 2016, and $4.8 million and 17 basis points in 2015. During 2017, proceeds of $814,000 were received on an investment security that had been previously written down due to an other-than-temporary impairment, which added three basis points to the net interest margin. Additional interest income in 2017 from prepayment fees and interest recovered on nonaccrual loans was $826,000, compared to $964,000 in 2016 and $591,000 in 2015. The primary driver of the increase in net interest income during the past two years has been the higher loan balances resulting from organic growth. During 2017, net interest income also benefited from increases in interest rates. The comparison of the income statement and average balance sheet results between 2015 and 2016 was affected by the NB&T acquisition, which closed on March 6, 2015.
Funding costs increased in 2017 as the Federal Reserve raised the benchmark Federal Funds Target Rate by 25 basis points in each of December of 2016 and March, June and December of 2017. These rate increases drove higher loan yields which outpaced increases in deposit and short-term funding costs in 2017. In 2016, funding costs decreased three basis points due to the deployment of excess cash on the balance sheet to interest bearing investment portfolio and paying off debt.
Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity.”
Provision for Loan Losses
The following table details Peoples’ provision for loan losses recognized for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Loan losses	$3,050	$2,890	$13,485
Checking account overdrafts	722	649	612
Provision for loan losses	$3,772	$3,539	$14,097
As a percent of average total loans	0.16%	0.17%	0.72%
The provision for loan losses represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. The provision for loan losses recorded in 2017 and 2016 was driven by loan growth and stable asset quality trends. The provision for loan losses recorded in 2015 was primarily due to the charge-off of one large commercial loan relationship, coupled with organic loan growth and increases in criticized loans.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses.”

Net Loss on Asset Disposals and Other Transactions
The following table details the net loss on asset disposals and other transactions for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2017	2016	2015
Net gain (loss) on bank premises and equipment	$28	$(188)	$(696)
Net loss on debt extinguishment	—	(707)	(520)
Net loss on other real estate owned ("OREO")	(116)	(34)	(529)
Net gain (loss) on other assets	25	(204)	(43)
Net loss on asset disposals and other transactions	$(63)	$(1,133)	$(1,788)
The net gain on bank premises and equipment during 2017 was due to the sale of a previously closed branch which was offset partially by a loss on the sale of a parking lot that was no longer being utilized. The net loss on OREO was a result of the sale of two commercial properties during 2017. The net gain on other assets was primarily due to a net gain on repossessed assets.
The net loss on debt extinguishment in 2016 was due to the prepayment of $20.0 million of long-term FHLB advances. The net loss on bank premises and equipment during 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements. The net loss on other assets during 2016 was related to the write-down of an investment made in an asset that had a corresponding tax benefit to Peoples. The net loss on OREO during 2015 was due mainly to the sale of six OREO properties and the write-down of four OREO properties during the period. During the first quarter of 2015, Peoples recognized a loss on debt extinguishment from the prepayment of several FHLB advances. The losses on bank premises and equipment in 2015 were primarily associated with acquisition-related activity. The remaining net loss on bank premises and equipment in 2015 was attributable to the write-off of obsolete fixed assets and the write-down of closed office locations that were for sale.
Non-Interest Income
Peoples generates non-interest income, excluding gains and losses on investments and other assets, from four primary sources: insurance income; deposit account service charges; trust and investment income; and electronic banking income (“e-banking”). Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on fee-based revenues. As a result, total non-interest income accounted for 31.7% of Peoples' total revenues in 2017 compared to 32.8% in 2016. The slight decline in Peoples' total non-interest income as a percent of total revenue during 2017 from 2016 was primarily due to increased net interest income resulting from loan growth.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Property and casualty insurance commissions	$10,298	$10,064	$10,097
Life and health insurance commissions	1,759	1,733	1,756
Performance-based commissions	1,457	1,742	1,625
Credit life and A&H insurance commissions	31	35	50
Other fees and charges	659	272	255
Insurance income	$14,204	$13,846	$13,783
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

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Fiduciary	$8,020	$7,418	$6,950
Brokerage	3,538	3,171	2,627
Trust and investment income	$11,558	$10,589	$9,577
The following table details Peoples’ assets under administration and management at year-end December 31:

(Dollars in thousands)	2017	2016	2015
Trust assets under administration and management	$1,452,959	$1,301,509	$1,275,253
Brokerage assets under administration and management	887,303	777,771	664,153
Total assets under administration and management	$2,340,262	$2,079,280	$1,939,406
Annual average	$2,221,747	$2,002,537	$1,859,336
During 2017 and 2016, the increases in fiduciary and brokerage revenues were primarily due to the increase in assets under administration and management and retirement benefits plans, which includes the impact related to the acquisition of NB&T in 2015, coupled with a fee increase implemented during 2016. The U.S. financial markets have also had a positive impact on assets under administration and management. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Deposit account service charges, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Overdraft and non-sufficient funds fees	$6,720	$7,849	$8,276
Account maintenance fees	2,276	2,260	2,126
Other fees and charges	618	553	443
Deposit account service charges	$9,614	$10,662	$10,845
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.  The yearly increases in account maintenance fees were the result of higher fees received on commercial and consumer checking accounts.
The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
E-banking income	$10,358	$10,353	$8,958
Bank owned life insurance income	1,950	1,414	598
Mortgage banking income	1,872	1,304	1,317
Commercial loan swap fee income	1,232	1,076	565
Other non-interest income	1,865	1,826	1,798
Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The amount of e-banking is largely dependent on the timing and volume of customer activity. During 2017, e-banking income was essentially unchanged compared to 2016 and increased $1.4 million, or 16%, in 2016 compared to 2015. The increase in e-banking income in 2016 was the result of the increased usage of debit cards by more customers. In 2017, Peoples' customers used their debit cards to complete $729 million of transactions, versus $728 million in 2016 and $591 million in 2015. E-banking income during 2016 also benefited from the impact of additional customers and accounts related to the acquisition of NB&T.
During 2017, bank owned life insurance income increased to $2.0 million, compared to $1.4 million in 2016. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016, for which a full year was recognized in 2017.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income increased 43.6% in 2017, while decreasing 1% in 2016 due to customer demand and increased gain on sale of loans. In 2017, Peoples sold approximately $65.2 million of loans to the secondary market compared to $67.1 million in 2016 and $56.0 million in 2015.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Base salaries and wages	$39,669	$39,422	$42,140
Sales-based and incentive compensation	10,223	8,752	6,340
Employee benefits	6,542	5,742	6,016
Stock-based compensation	1,747	1,332	1,843
Deferred personnel costs	(1,835)	(1,779)	(1,593)
Payroll taxes and other employment costs	3,930	3,964	4,470
Salaries and employee benefit costs	$60,276	$57,433	$59,216
Full-time equivalent employees:
Actual at end of the period	774	782	817
Average during the period	778	804	799

Sales-based and incentive compensation increased in 2017 largely due to higher incentive compensation, which was tied to corporate performance for 2017. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions for inappropriate practices with respect to Peoples and its customers.
Employee benefits also increased during 2017 from higher medical insurance costs and pension settlement charges recognized. The decrease in 2016 compared to 2015 was primarily due to severance payments of $4.3 million related to the NB&T acquisition in 2015, which were offset partially by yearly merit increases and costs associated with the core banking system conversion. The decrease in employee benefits in 2016 was partially due to no pension settlement charges being recognized in 2016, compared to $0.5 million in 2015. Effective March 1, 2011, Peoples froze the accrual of pension benefits, and since then, settlement charges have been largely based on the timing of retirements of plan participants and their election of lump-sum distributions. Under US GAAP, Peoples is required to recognize a settlement gain or loss when the aggregate amount of lump-sum distributions to participants equals or exceeds the sum of the service and interest cost components of the net periodic pension cost. The amount of settlement gain or loss recognized is the pro rata amount of the unrealized gain or loss existing immediately prior to the settlement. Management anticipates continued pension settlement charges in future years as plan participants retire and elect lump-sum distributions from the plan.
Stock-based compensation is generally recognized over the vesting period, which can range from immediate vesting to three year vesting.  For all awards, expense is initially only recognized for the portion of awards that is expected to vest, and at the vesting date, an adjustment is made to recognize the entire expense for vested awards and reverse expense for non-vested awards. The majority of Peoples' stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During 2017, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods. Stock-based compensation expense recorded in 2017 related to the awards granted in 2017, for 2016 performance, was $993,000, compared to $209,000 recorded in 2016 related to awards granted for 2015 performance. The increase in expense in 2017 compared to 2016 was primarily due to the difference in Peoples' results between the years which resulted in more awards granted and expensed. The remaining expense was recognized for grants awarded in previous years. As it is probable that all outstanding performance-based vesting conditions will be satisfied, Peoples recorded the pro-rata expense for all outstanding performance-based awards in 2017, as required by US GAAP. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment to interest income.  As a result, the amount of deferred personnel costs for each year corresponds directly with the level of new loan originations. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption “Loans.”
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2017	2016	2015
Depreciation	$4,850	$5,079	$4,639
Repairs and maintenance costs	2,573	2,345	2,908
Net rent expense	931	901	844
Property taxes, utilities and other costs	2,279	2,410	2,816
Net occupancy and equipment expense	$10,633	$10,735	$11,207
During 2017, depreciation decreased as assets became fully depreciated, branches were closed and new fixed asset purchases decreased.
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
The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Professional fees	$6,575	$7,436	$7,295
E-banking expense	5,874	5,992	5,300
Data processing and software expense	4,441	3,763	3,671
Amortization of other intangible assets	3,516	4,030	4,077
Franchise tax expense	2,246	2,192	1,968
FDIC insurance expense	1,816	1,899	2,084
Communication expense	1,475	2,261	2,286
Marketing expense	1,714	1,594	2,838
Foreclosed real estate and other loan expenses	873	859	1,276
Other non-interest expense	8,536	8,717	13,863
Peoples' e-banking expense, which is comprised of bankcard, internet and mobile banking costs, increased in 2016 and 2015 due to the addition of accounts related to acquisitions, customers completing a higher volume of transactions using their debit cards and Peoples' internet banking service.  These factors also produced a greater increase in the corresponding e-banking revenues over the same periods.
Data processing and software expense includes software support, maintenance and depreciation expense. These costs increased during 2017 due to the increase of software support and higher depreciation related to software and the core banking system conversion in late 2016, which provides additional customer services and capabilities.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization expense was $3.5 million in 2017, compared to $4.0 million and $4.1 million in 2016 and 2015, respectively.
Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where Peoples Bank has a physical presence.  Franchise taxes increased during 2017 and 2016 due to increases in equity and revenues. Peoples is subject to the Ohio Financial Institution Tax ("FIT") which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
Peoples' 2017 FDIC insurance costs decreased slightly from 2016 as assessment changes became effective July 1, 2016. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on leverage ratio, net income before taxes, nonperforming loans, OREO, loan mix and asset growth. Peoples experienced improvements in each of these categories during 2016 and 2017, leading to a reduction in the quarterly FDIC assessment rate, which offset increases in the expense that are attributable to the asset growth experienced during the last two years. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."
The decrease in communication expense during 2017 compared to 2016 and 2015, resulted from the consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet and the discontinuation of overlapping traditional phone line contracts that occurred during the transition.
In 2017, marketing expense, which includes advertising, donation and other public relations costs, increased $120,000 from 2016. The increase was primarily due to increased donations to Peoples Bank Foundation, Inc. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bank Foundation, Inc. will be evaluated on an annual basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
Other non-interest expense decreased $181,000 in 2017 compared to 2016 and decreased $5.1 million in 2016 compared to 2015. During 2016, Peoples recorded $0.7 million of expense related to the core system conversion costs. Included in 2015 were $3.7 million of acquisition-related expenses.
Income Tax Expense
A key driver of the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. During the fourth quarter of 2017, income tax expense was impacted by the net deferred tax asset write-down as a result of recently-enacted Tax Cuts and Jobs Act. In addition to the expense recognized, Peoples receives tax benefits from municipal investments, bank owned life insurance and investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 12 of the Notes to the Consolidated Financial Statements.
In 2017, Peoples recorded a tax benefit of $154,000 as the result of the adoption of ASU 2016-09, which became effective January 1, 2017. The tax benefit related to stock awards that settled or vested during the year, with the majority recorded in the first quarter of 2017.
As of December 31, 2017, Peoples recorded a revaluation of its deferred tax assets and liabilities in light of the applicable provisions of the recently-enacted Tax Cuts and Jobs Act. Previously, Peoples had recognized its deferred tax assets and deferred tax liabilities at a federal income tax rate of 35%, and the new law required the use of a 21% federal income tax rate. As a result, Peoples wrote down its net deferred tax assets by $0.9 million, which had a direct impact on income tax expense recorded during 2017. Additionally, as of December 31, 2017, Peoples early adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify from accumulated other comprehensive income to retained earnings the stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Cuts and Jobs Act.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total fee-based income minus total non-interest expense and, therefore, excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2017	2016	2015	2014	2013
Income before income taxes	$57,203	$45,282	$14,816	$24,178	$29,084
Add: provision for loan losses	3,772	3,539	14,097	339	—
Add: net loss on debt extinguishment	—	707	520	—	—
Add: net loss on OREO	116	34	529	68	—
Add: net loss on other transactions	—	392	739	430	241
Less: recovery of loan losses	—	—	—	—	4,410
Less: net gain on debt extinguishment	—	—	—	67	—
Less: net gain on OREO	—	—	—	—	86
Less: net gain on investment securities	2,983	930	729	398	489
Less: net gain on other assets	53	—	—	—	—
Pre-provision net revenue	$58,055	$49,024	$29,972	$24,550	$24,340
Total average assets	$3,510,288	$3,320,447	$3,111,853	$2,240,534	$1,932,367
Pre-provision net revenue to total average assets	1.65%	1.48%	0.96%	1.10%	1.26%
Peoples generated positive operating leverage for the full year of 2017, with 6% revenue growth outpacing expense growth of 1% compared to 2016. PPNR and the pre-provision net revenue to total average assets ratio increased compared to previous years due largely to the increase in revenue as a result of net interest income growth offset partially by a slight increase in total non-interest expenses. The increase in the PPNR in 2016 was primarily due to an increase in revenue as a result of net interest income growth coupled with a decrease in total non-interest expense. The increase in the PPNR in 2015 was primarily due to the completion of the NB&T acquisition and recognition of a full year of revenue for acquisitions completed during 2014, with the decrease in the pre-provision net revenue to total average assets ratio reflecting the increase in PPNR being offset by the increase of average assets, which also was reflective of the NB&T acquisition.
Core Fee-Based Income and Expense
Core fee-based income and core non-interest expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-GAAP since they exclude the impact of all gains and/or losses, core banking system conversion revenue and costs, acquisition-related costs, pension settlement charges and other non-recurring expenses.
The following tables provide reconciliations of these non-GAAP measures to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2017	2016	2015	2014	2013

Core fee-based income:
Total non-interest income	$55,573	$50,867	$46,382	$40,020	$37,554
Less: net gain on investment securities	2,983	930	729	398	489
Add: net loss on asset disposals and other transactions	(63)	(1,133)	(1,788)	(431)	(155)
Total fee-based income	$52,653	$51,070	$47,441	$40,053	$37,220
Plus: core banking system conversion revenue waived	—	85	—	—	—
Core fee-based income	$52,653	$51,155	$47,441	$40,053	$37,220

(Dollars in thousands)	2017	2016	2015	2014	2013

Core non-interest expense:
Total non-interest expense	$107,975	$106,911	$115,081	$85,009	$68,265
Less: system conversion costs	—	1,259	—	—	—
Less: acquisition-related costs	341	—	10,722	4,752	1,412
Less: pension settlement charges	242	—	459	1,400	270
Less: other non-core charges	—	—	592	298	—
Core non-interest expense	$107,392	$105,652	$103,308	$78,559	$66,583

Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total fee-based income, which excludes all gains and/or losses. This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2017	2016	2015	2014	2013

Efficiency ratio:
Total non-interest expense	$107,975	$106,911	$115,081	$85,009	$68,265
Less: Amortization of other intangible assets	3,516	4,030	4,077	1,428	807
Adjusted total non-interest expense	$104,459	$102,881	$111,004	$83,581	$67,458
Total fee-based income	$52,653	$51,070	$47,441	$40,053	$37,220

Net interest income	$113,377	$104,865	$97,612	$69,506	$55,385
Add: Fully tax-equivalent adjustment	1,912	2,027	1,978	1,335	1,211
Net interest income on a fully tax-equivalent basis	$115,289	$106,892	$99,590	$70,841	$56,596

Adjusted revenue	$167,942	$157,962	$147,031	$110,894	$93,816
Efficiency ratio	62.20%	65.13%	75.50%	75.37%	71.90%

Core non-interest expense	$107,392	$105,652	$103,308	$78,559	$66,583
Less: Amortization of other intangible assets	3,516	4,030	4,077	1,428	807
Adjusted core non-interest expense	$103,876	$101,622	$99,231	$77,131	$65,776
Core fee-based income	$52,653	$51,155	$47,441	$40,053	$37,220
Net interest income on a fully tax-equivalent basis	$115,289	$106,892	$99,590	$70,841	$56,585
Adjusted revenue	$167,942	$158,047	$147,031	$110,894	$93,805
Efficiency ratio adjusted for non-core items	61.85%	64.30%	67.49%	69.55%	70.12%
Peoples' efficiency ratio was 62.20% for 2017, compared to 65.13% for 2016 and 75.50% for 2015. During 2017, the decline in the efficiency ratio was driven by higher net interest income resulting from loan growth, increased fee-based income and controlled non-interest expenses. For the full year of 2017, the efficiency ratio, when adjusted for non-core items, was 61.85% compared to 64.30% in 2016. The continued decline in the adjusted efficiency ratio in recent years has been driven by acquisitions, coupled with the focus of growing revenues and controlling expenses. Managing expenses has been a major focus over the last two years, however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2017, excess cash reserves at the Federal Reserve Bank were $9.3 million, compared to $4.4 million at December 31, 2016. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.

In 2017, Peoples' total cash and cash equivalents increased $6.0 million, as cash provided by financing activities and operating activities of $107.9 million and $60.8 million, respectively, were partially offset by cash used of $162.7 million in investing activities. Cash used in investing activities was primarily due to funded loan growth of $130.4 million. The loan growth was partially funded by the increase of Peoples' financing activities of deposit growth of $220.6 million, which was offset by decreases of $97.5 million in short and long-term borrowings, and the increase in operating activities due to $38.5 million of net income.
In 2016, Peoples' total cash and cash equivalents decreased $5.0 million, as $198.4 million of cash was used in investing activities, which was offset partially by operating activities of $60.3 million and $133.1 million of financing activities. Cash used in investing activities was primarily due to funded loan growth of $149.0 million. The loan growth was partially funded by the increase of Peoples' financing activities of short and long-term borrowings of $175.9 million, and the increase in operating activities due to $31.2 million of net income.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$1	$20
U.S. government sponsored agencies	—	1,000	2,966	5,950	319
States and political subdivisions	101,569	117,230	114,726	64,743	50,962
Residential mortgage-backed securities	673,664	626,567	632,293	527,291	510,097
Commercial mortgage-backed securities	6,976	19,291	23,845	27,847	32,304
Bank-issued trust preferred securities	5,129	4,899	4,635	5,645	7,829
Equity securities	7,849	8,953	6,236	5,403	4,577
Total fair value	$795,187	$777,940	$784,701	$636,880	$606,108
Total amortized cost	$797,732	$777,017	$780,304	$632,967	$621,126
Net unrealized (loss) gain	$(2,545)	$923	$4,397	$3,913	$(15,018)

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,810	$3,820	$3,831	$3,841	$3,850
Residential mortgage-backed securities	32,487	33,858	35,367	36,945	37,536
Commercial mortgage-backed securities	4,631	5,466	6,530	7,682	7,836
Total amortized cost	$40,928	$43,144	$45,728	$48,468	$49,222

Other investment securities, at cost	$38,371	$38,371	$38,401	$28,311	$25,196

Total investment securities:
Amortized cost	$877,031	$858,532	$864,433	$709,746	$695,544
Carrying value	$874,486	$859,455	$868,830	$713,659	$680,526
At December 31, 2017, Peoples' investment securities were approximately 24.4% of total assets compared to 25.0% at December 31, 2016. Although Peoples' investment securities as a percentage of total assets declined during 2017, compared to 2016, the total investment portfolio increased largely due to purchases of residential mortgage-backed securities, which was partially offset by principal paydowns.
In 2015, Peoples acquired $156.4 million of investment securities as part of the NB&T acquisition, with the remaining fluctuation due to purchases being more than offset by principal paydowns, sales, calls and maturities.
In 2014, Peoples acquired $69.7 million of available-for-sale investment securities, and retained approximately $11.9 million, with the remainder being sold.

Peoples designates certain securities as "held-to-maturity" at the time of their purchase if management determines Peoples would have the ability to hold certain purchased securities until maturity. The unrealized gain or loss related to held-to-maturity securities does not directly impact total stockholders' equity, in contrast to the impact from the available-for-sale securities portfolio.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Fair Value	$1,924	$2,991	$4,201	$14,058	$23,446
Amortized cost	2,109	3,206	4,331	13,604	22,926
Net unrealized (loss) gain	$(185)	$(215)	$(130)	$454	$520

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which has accounted for the continued decline in the fair value of these securities. At December 31, 2017, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Gross originated loans:
Commercial real estate, construction	$107,118	$84,626	$63,785	$37,901	$44,703
Commercial real estate, other	595,447	531,557	471,184	434,660	394,532
Commercial real estate	702,565	616,183	534,969	472,561	439,235
Commercial and industrial	438,051	378,131	288,130	249,975	206,276
Residential real estate	304,523	307,490	288,783	254,169	248,883
Home equity lines of credit	88,902	85,617	74,176	62,463	55,178
Consumer, indirect	340,390	252,024	165,320	112,563	76,619
Consumer, other	67,010	67,579	61,813	57,350	57,245
Consumer	407,400	319,603	227,133	169,913	133,864
Deposit account overdrafts	849	1,080	1,448	2,933	2,060
Total originated loans	$1,942,290	$1,708,104	$1,414,639	$1,212,014	$1,085,496
Gross acquired loans:
Commercial real estate, construction	$8,319	$10,100	$12,114	$1,051	$2,836
Commercial real estate, other	165,120	204,466	265,092	121,475	55,638
Commercial real estate	173,439	214,566	277,206	122,526	58,474
Commercial and industrial	34,493	44,208	63,589	30,056	26,478
Residential real estate	184,864	228,435	276,772	225,274	19,734
Home equity lines of credit	20,575	25,875	32,253	18,232	4,898
Consumer, indirect	329	808	1,776	2,445	—
Consumer, other	1,147	2,940	6,205	10,351	1,154
Consumer	1,476	3,748	7,981	12,796	1,154
Total acquired loans (a)	$414,847	$516,832	$657,801	$408,884	$110,738
Total loans	$2,357,137	$2,224,936	$2,072,440	$1,620,898	$1,196,234

(Dollars in thousands)	2017	2016	2015	2014	2013
Average total loans	$2,293,980	$2,133,175	$1,952,241	$1,364,808	$1,046,371
Average allowance for loan losses	(18,713)	(17,564)	(19,174)	(17,362)	(17,935)
Average loans, net of average allowance for loan losses	$2,275,267	$2,115,611	$1,933,067	$1,347,446	$1,028,436
Percent of loans to total loans:
Commercial real estate, construction	4.9%	4.3%	3.7%	2.4%	4.0%
Commercial real estate, other	32.3%	33.0%	35.5%	34.2%	37.6%
Commercial real estate	37.2%	37.3%	39.2%	36.6%	41.6%
Commercial and industrial	20.0%	19.0%	17.0%	17.3%	19.5%
Residential real estate	20.8%	24.1%	27.3%	29.6%	22.5%
Home equity lines of credit	4.6%	5.0%	5.1%	5.0%	5.0%
Consumer, indirect	14.5%	11.4%	8.0%	7.1%	6.4%
Consumer, other	2.9%	3.2%	3.3%	4.2%	4.9%
Consumer	17.4%	14.6%	11.3%	11.3%	11.3%
Deposit account overdrafts (b)	NM	NM	0.1%	0.2%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$412,965	$398,134	$390,398	$352,779	$341,183

(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter.
(b)Not meaningful
As of December 31, 2017, total loans grew 6%, or $132.2 million. The increase was primarily the result of commercial loan growth of $95.5 million, or 8%, which includes commercial real estate and commercial and industrial loan balances. Additionally, indirect consumer lending had growth of $87.9 million, or 35%, compared to December 31, 2016, and was partially offset by reductions in residential real estate loans.
During 2016, total loans grew 7%, or $152.5 million, with growth of 8% in commercial loan balances and 7% in consumer loan balances. Indirect consumer lending experienced the largest growth across all loan categories for the year, increasing by $85.7 million, or 51%. Commercial and industrial loan growth was $70.6 million, or 20%, for the year.
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

The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2017:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total	% of Total
Commercial real estate, construction:
Fixed	$787	$11,990	$7,780	$20,557	17.8%
Variable	61,589	28,801	4,490	94,880	82.2%
Total	$62,376	$40,791	$12,270	$115,437	100.0%
Commercial real estate, other:
Fixed	$10,117	$118,056	$95,624	$223,797	29.4%
Variable	317,801	144,462	74,507	536,770	70.6%
Total	$327,918	$262,518	$170,131	$760,567	100.0%
Commercial and industrial:
Fixed	$4,614	$61,142	$27,876	$93,632	19.8%
Variable	297,408	52,748	28,756	378,912	80.2%
Total	$302,022	$113,890	$56,632	$472,544	100.0%
Total commercial loans:
Fixed	$15,518	$191,188	$131,280	$337,986	25.1%
Variable	676,798	226,011	107,753	1,010,562	74.9%
Total	$692,316	$417,199	$239,033	$1,348,548	100.0%
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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2017:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$44,017	$49,119	$93,136	37.3%
Mixed commercial use facilities	9,996	21,658	31,654	12.7%
Office buildings	5,490	24,994	30,484	12.2%
Assisted living facilities and nursing homes	4,427	25,700	30,127	12.1%
Light industrial	9,717	3,036	12,753	5.1%
Residential property	2,420	2,647	5,067	2.0%
Other	39,370	7,026	46,396	18.6%
Commercial real estate, construction	$115,437	$134,180	$249,617	100.0%

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$43,062	$2,575	$45,637	5.8%
Non-owner occupied	46,381	478	46,859	5.9%
Total office buildings and complexes	89,443	3,053	92,496	11.7%
Mixed commercial use facilities:
Owner occupied	36,680	874	37,554	4.7%
Non-owner occupied	40,976	1,514	42,490	5.4%
Total mixed commercial use facilities	77,656	2,388	80,044	10.1%
Apartment complexes	64,203	187	64,390	8.1%
Retail facilities:
Owner occupied	27,480	653	28,133	3.6%
Non-owner occupied	33,183	982	34,165	4.3%
Total retail facilities	60,663	1,635	62,298	7.9%
Light industrial facilities:
Owner occupied	49,421	38	49,459	6.2%
Non-owner occupied	11,691	—	11,691	1.5%
Total light industrial facilities	61,112	38	61,150	7.7%
Lodging and lodging related	36,990	2,899	39,889	5.0%
Assisted living facilities and nursing homes	35,519	1,065	36,584	4.6%
Warehouse facilities	27,625	255	27,880	3.5%
Residential property:
Owner occupied	2,213	1,845	4,058	0.5%
Non-owner occupied	10,263	1,963	12,226	1.5%
Total residential property	12,476	3,808	16,284	2.0%
Other	294,880	16,021	310,901	39.4%
Commercial real estate, other	$760,567	$31,349	$791,916	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either December 31, 2017 or December 31, 2016.
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

The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial real estate	$7,797	$7,172	$7,076	$9,825	$13,215
Commercial and industrial	5,813	6,353	5,382	4,036	2,174
Total commercial	13,610	13,525	12,458	13,861	15,389
Residential real estate	904	982	1,257	1,627	881
Home equity lines of credit	693	688	732	694	343
Consumer, indirect	2,944	2,312	1,427	1,113	187
Consumer, other	464	518	544	474	129
Consumer	3,408	2,830	1,971	1,587	316
Deposit account overdrafts	70	171	121	112	136
Originated allowance for loan losses	18,685	18,196	16,539	17,881	17,065
Allowance for acquired loan losses	108	233	240	—	—
Allowance for loan losses	$18,793	$18,429	$16,779	$17,881	$17,065
As a percent of total loans, net of deferred fees and costs	0.80%	0.83%	0.81%	1.10%	1.43%
The allowance for loan losses as a percent of total loans decreased 3 basis points in 2017 compared to 2016 as a result of the reduction in delinquencies and stable credit quality trends. During 2017, the increase in allowance for loan losses related to consumer indirect loans was a result of loan growth in recent periods. Past years included historic periods dating closer to the recession which included larger charge-offs. Peoples also considers recent trends in criticized loans and loan growth associated with each loan portfolio, as well as qualitative factors that could negatively impact these trends, such as unemployment, rising interest rates, fragile real estate values, and fluctuating oil and gas prices. Peoples believes the reserves remain appropriate to cover probable losses that exist in the current portfolio.
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
During 2016, the increase of 9% in the allowance for loan losses related to total commercial and consumer indirect balance growth. The reductions in the allowance for loan losses allocated to commercial real estate during 2015 and 2014 were driven by net recoveries in recent years reducing the historical loss rates. During 2015, increases in the commercial and industrial, home equity lines of credit and consumer categories of the allowance for loan losses were driven by net charge-off activity, and increases in the balances of the respective loan portfolios.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses, January 1	$18,429	$16,779	$17,881	$17,065	$17,811
Gross charge-offs:
Commercial real estate (a)	408	68	302	203	1,053
Commercial and industrial	175	1,017	13,576	199	44
Residential real estate (b)	637	611	631	478	621
Home equity lines of credit	131	73	125	128	162
Consumer, indirect	2,110	2,072	931	745	512
Consumer, other (c)	379	583	422	446	572
Consumer	2,489	2,655	1,353	1,191	1,084
Deposit account overdrafts	1,038	774	774	516	527
Total gross charge-offs	4,878	5,198	16,761	2,715	3,491
Recoveries:
Commercial real estate	146	1,209	104	2,060	5,839
Commercial and industrial	1	306	98	77	40
Residential real estate	152	278	315	169	536
Home equity lines of credit	13	56	119	36	26
Consumer, indirect	764	1,059	505	434	286
Consumer, other	179	226	250	263	266
Consumer	943	1,285	755	697	552
Deposit account overdrafts	215	175	171	153	162
Total recoveries	1,470	3,309	1,562	3,192	7,155
Net charge-offs (recoveries):
Commercial real estate	262	(1,141)	198	(1,857)	(4,786)
Commercial and industrial	174	711	13,478	122	4
Residential real estate	485	333	316	309	85
Home equity lines of credit	118	17	6	92	136
Consumer, indirect	1,346	1,013	426	311	226
Consumer, other	200	357	172	183	306
Consumer	1,546	1,370	598	494	532
Deposit account overdrafts	823	599	603	363	365
Total net charge-offs (recoveries)	$3,408	$1,889	$15,199	$(477)	$(3,664)
Provision for (recoveries of) loan losses, December 31 (d)	3,772	3,539	14,097	339	(4,410)
Allowance for loan losses, December 31	$18,793	$18,429	$16,779	$17,881	$17,065
Net charge-offs (recoveries) as a percent of average total loans:
Commercial real estate	0.01%	(0.05)%	0.01%	(0.14)%	(0.46)%
Commercial and industrial	0.01%	0.03%	0.69%	0.01%	—%
Residential real estate	0.02%	0.02%	0.02%	0.02%	0.01%
Home equity lines of credit	—%	—%	—%	0.01%	0.01%
Consumer, indirect	0.06%	0.04%	0.02%	0.02%	0.02%
Consumer, other	0.01%	0.02%	0.01%	0.02%	0.03%
Consumer	0.07%	0.06%	0.03%	0.04%	0.05%
Deposit account overdrafts	0.04%	0.03%	0.03%	0.03%	0.04%
Total	0.15%	0.09%	0.78%	(0.03)%	(0.35)%
(a) Includes purchased credit impaired loan charge-offs of $0 in 2017, $44,000 in 2016 and $60,000 in 2015.
(b) Includes purchased credit impaired loan charge-offs of $0 in 2017, $23,000 in 2016 and $3,000 in 2015.
(c) Includes purchased credit impaired loan charge-offs of $7,000 in 2017, $23,000 in 2016 and $3,000 in 2015.
(d) Includes purchased credit impaired loan provision for loan losses of $117,000 in 2017, $66,000 in 2016 and $303,000 in 2015.

During 2017, net charge-offs were 0.15% of average total loans. The increase from 2016 was primarily related to a decline in recoveries of commercial loans and an increase in net charge-offs of consumer indirect loans due to higher balances from recent loan growth.
During 2016, net charge-offs were nominal at 0.09% of average total loans and were positively impacted by a $1.0 million recovery of a prior period commercial real estate charge-off. Gross charge-offs totaled $5.2 million in 2016, and were largely associated with the growth in the consumer loan portfolio.
In 2015, Peoples recorded charge-offs related to one large commercial loan relationship in the aggregate amount of $13.1 million.
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Loans 90+ days past due and accruing:
Commercial real estate, other	$215	$1,506	$2,425	$567	$—
Commercial and industrial	45	387	1,986	301	78
Residential real estate	1,278	1,855	1,522	1,901	289
Home equity lines of credit	72	—	35	20	873
Consumer, indirect	—	—	1	2	—
Consumer, other	16	23	—	8	—
Total loans 90+ days past due and accruing	1,626	3,771	5,969	2,799	1,240
Nonaccrual loans:
Commercial real estate, construction	754	826	921	—	96
Commercial real estate, other	6,348	10,792	7,357	2,278	1,882
Commercial and industrial	506	1,620	350	1,800	630
Residential real estate	4,267	4,481	2,991	2,695	1,615
Home equity lines of credit	772	554	340	315	81
Consumer, indirect	158	9	31	—	—
Consumer, other	32	81	—	3	58
Total nonaccrual loans	12,837	18,363	11,990	7,091	4,362
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, construction	—	—	—	96	—
Commercial real estate, other	721	751	153	306	916
Commercial and industrial	492	482	377	194	—
Residential real estate	1,447	1,614	864	658	650
Home equity lines of credit	90	60	79	45	6
Consumer, indirect	98	6	34	16	—
Consumer, other	7	49	34	—	—
Total nonaccrual TDRs	2,855	2,962	1,541	1,315	1,572
Total nonperforming loans (NPLs)	17,318	25,096	19,500	11,205	7,174
OREO:
Commercial	—	594	644	582	465
Residential	208	67	89	364	428
Total OREO	208	661	733	946	893
Total nonperforming assets (NPAs)	$17,526	$25,757	$20,233	$12,151	$8,067

(Dollars in thousands)	2017	2016	2015	2014	2013
Criticized loans (a)	90,418	99,182	122,147	74,545	59,059
Classified loans (b)	46,380	57,736	60,315	44,723	36,673
Asset Quality Ratios:
NPLs as a percent of total loans	0.73%	1.13%	0.94%	0.69%	0.60%
NPAs as a percent of total assets	0.49%	0.75%	0.62%	0.47%	0.39%
NPAs as a percent of total loans and OREO	0.74%	1.16%	0.98%	0.75%	0.67%
Allowance for loan losses as a percent of NPLs	108.52%	73.43%	86.05%	159.58%	237.87%
Criticized loans as a percent of total loans (a)	3.84%	4.46%	5.89%	4.60%	4.94%
Classified loans as a percent of total loans (b)	1.97%	2.59%	2.91%	2.76%	3.07%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.

Nonperforming loans decreased in 2017, largely due to the decrease in nonaccrual loans, coupled with declines in loans 90+ days past due and accruing. The decrease in nonaccrual loans was driven by several commercial real estate relationships that were paid off in 2017.
Nonperforming loans increased in 2016, largely due to the increase in nonaccrual loans, which was partially offset by a decrease in loans 90+ days past due and accruing. The increase in nonaccrual loans was driven by several relatively smaller relationships that were placed on nonaccrual status during 2016.
At December 31, 2015, loans 90+ days past due and accruing included $2.3 million of acquired loans that were purchased credit impaired loans, as they had evidence of credit quality deterioration since acquisition. Interest income on these loans is recognized on a level-yield method over the life of the loan.
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
Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $2.6 million for 2017, $1.9 million for 2016 and $2.1 million for 2015. No portion of these amounts was recorded during 2017, 2016 or 2015, consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.
Overall, management believes the allowance for loan losses was adequate at December 31, 2017, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Non-interest-bearing deposits	$556,010	$734,421	$717,939	$493,162	$409,891
Interest-bearing deposits:
Interest-bearing demand accounts	593,415	278,975	250,023	173,659	134,618
Savings accounts	446,714	436,344	414,375	295,307	215,802
Retail certificates of deposit	338,673	361,725	435,214	418,350	344,561
Money market deposit accounts	371,376	407,754	394,119	337,387	275,801
Governmental deposit accounts	264,524	251,671	276,639	161,305	132,379
Brokered certificates of deposits	159,618	38,832	47,635	53,904	67,706
Total interest-bearing deposits	2,174,320	1,775,301	1,818,005	1,439,912	1,170,867
Total deposits	$2,730,330	$2,509,722	$2,535,944	$1,933,074	$1,580,758
The increase in total deposit balances compared to December 31, 2016 was primarily due to increases of $314.4 million in interest-bearing demand deposits and $120.8 million in brokered CDs, offset partially by a decrease of $178.4 million in non-interest-bearing demand deposits. Shifts in balances occurred between non-interest-bearing deposits and interest-bearing demand account balances as Peoples migrated consumers to new products during the second half of 2017. During this migration, customer accounts were evaluated based on certain characteristics, and some accounts that were traditionally non-interest-bearing deposits were converted to interest-bearing demand accounts as Peoples moves toward a relationship-based deposit product. The increase in brokered CDs in 2017 was the result of adding relatively shorter term funding on the balance sheet to secure fixed rate funding in a rising rate environment.
In 2016, deposits decreased primarily due to decreases in retail and brokered CDs and governmental deposit accounts. Peoples continued its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits, based on the rate environment that existed in 2016. These actions accounted for much of the changes in deposit balances in 2016 compared to 2015.
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
In 2015 and 2014, the increases in deposits primarily related to the acquisitions of NB&T, Midwest, Ohio Heritage and North Akron.
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2017	2016	2015	2014	2013
3 months or less	$24,118	$27,780	$36,597	$29,110	$44,476
Over 3 to 6 months	20,011	20,102	24,401	19,551	16,435
Over 6 to 12 months	27,129	25,028	32,227	31,356	24,118
Over 12 months	74,849	75,860	72,115	84,591	90,801
Total	$146,107	$148,770	$165,340	$164,608	$175,830

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Short-term borrowings:
FHLB advances	$92,592	$231,000	$76,000	$15,000	$71,000
Retail repurchase agreements	116,899	74,607	84,386	73,277	42,590
Short-term borrowings	209,491	305,607	160,386	88,277	113,590
Long-term borrowings:
FHLB advances	136,939	98,282	66,934	124,714	62,679
Callable national market repurchase agreements	—	40,000	40,000	40,000	40,000
Term note payable (parent company)	—	—	—	14,369	19,147
Subordinated debentures held by subsidiary trust	7,080	6,873	6,736	—	—
Long-term borrowings	144,019	145,155	113,670	179,083	121,826
Total borrowed funds	$353,510	$450,762	$274,056	$267,360	$235,416
Peoples' short-term FHLB advances generally consist of overnight borrowings being maintained in connection with the management of Peoples' daily liquidity position. Peoples continually evaluates the overall balance sheet position. Given the current interest rate environment, Peoples added long-term FHLB advances in anticipation of a rising rate environment. During 2017, $40.0 million of long-term FHLB advances, with fixed rates ranging from 1.20% to 3.92%, were reclassified to short-term borrowings due to the advances maturing within one year.
In 2017, short-term retail repurchase agreements increased due to the reclassification of repurchase agreements from long-term borrowings that mature within one year. During 2017, Peoples entered into two forward starting interest rate swaps to obtain fixed rate borrowings with interest rates of 2.47% and 2.53%, which become effective in January and April of 2018 and mature in 2025 and 2027. These swaps locked in funding rates for $20.0 million in repurchase agreements that mature in 2018 and have interest rates of 3.61% and 3.55%.
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
On March 4, 2016, Peoples entered into the RJB Credit Agreement, with Raymond James Bank, which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million (the "RJB Loan Commitment"). Peoples is subject to certain covenants imposed by the RJB Credit Agreement and was in compliance with all of these covenants as of December 31, 2017.
Additional information regarding Peoples' borrowed funds can be found in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2017, Peoples' total stockholders' equity increased due to higher net income offset slightly by dividends paid and declines in the market value of investments. At December 31, 2017, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well-capitalized thresholds of the existing risk-based capital ratios and added the Common Equity Tier 1 risk-based capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 capital ratio and total risk-based capital ratio. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the Common Equity Tier 1 ("CET1") ratio, tier 1 capital ratio and total risk-based capital ratio. Peoples' had a capital buffer of 6.62% at December 31, 2017 and 6.11% at December 31, 2016 compared to the fully phased-in capital conservation buffer of 2.50% required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at December 31, 2017.
In 2016, Peoples' total stockholders' equity increased due to higher retained earnings offset slightly by the repurchase of 279,770 treasury shares and the slight decline in the market value of investments.
In 2015, Peoples' total stockholders' equity increased primarily due to $76.0 million of common equity issued in connection with the NB&T acquisition.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Capital Amounts:
Common Equity Tier 1	$332,774	$306,506	$288,416	N/A	N/A
Tier 1	339,881	313,430	295,151	241,707	166,217
Total (Tier 1 and Tier 2)	361,579	334,957	313,974	261,371	184,457
Net risk-weighted assets	$2,473,329	$2,373,359	$2,158,713	$1,687,968	$1,338,811
Capital Ratios:
Common Equity Tier 1	13.45%	12.91%	13.36%	N/A	N/A
Tier 1	13.74%	13.21%	13.67%	14.32%	12.42%
Total (Tier 1 and Tier 2)	14.62%	14.11%	14.54%	15.48%	13.78%
Tier 1 leverage	9.90%	9.66%	9.52%	9.92%	8.52%
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

The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Tangible Equity:
Total stockholders' equity	$458,592	$435,261	$419,789	$340,118	$221,553
Less: goodwill and other intangible assets	144,576	146,018	149,617	109,158	77,603
Tangible equity	$314,016	$289,243	$270,172	$230,960	$143,950

Tangible Assets:
Total assets	$3,581,686	$3,432,348	$3,258,970	$2,567,769	$2,059,108
Less: goodwill and other intangible assets	144,576	146,018	149,617	109,158	77,603
Tangible assets	$3,437,110	$3,286,330	$3,109,353	$2,458,611	$1,981,505

Tangible Book Value per Share:
Tangible equity	$314,016	$289,243	$270,172	$230,960	$143,950
Common shares outstanding	18,287,449	18,200,067	18,404,864	14,836,727	10,605,782

Tangible book value per share	$17.17	$15.89	$14.68	$15.57	$13.57

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$314,016	$289,243	$270,172	$230,960	$143,950
Tangible assets	$3,437,110	$3,286,330	$3,109,353	$2,458,611	$1,981,505

Tangible equity to tangible assets	9.14%	8.80%	8.69%	9.39%	7.26%
The 2017 increase in tangible equity and tangible assets ratio, compared to 2016, was due mainly to the increase in retained earnings, offset by the decline in the market value of investment securities.
In 2016, the increase in tangible equity to tangible assets ratio, compared to 2015, was due mainly to the increase in retained earnings, offset slightly by the repurchase of 279,770 treasury shares and the decline in the market value of investment securities.
In 2015, the decrease in the tangible equity to tangible assets ratio compared to the ratio in 2014 was due to the impact of assets acquired in the NB&T acquisition as well as a reduction in retained earnings as most of the net income was paid to common shareholders as dividends.

Future Outlook
During 2017, Peoples reported notable accomplishments in many areas, including generating quality loan growth, increasing net interest margin, effectively managing credit costs, growing fee income and successfully controlling expenses. Success in these areas resulted in positive operating leverage for the year, an efficiency ratio of 62.20% and record net income for Peoples. Additionally, Peoples announced the pending acquisition of ASB, which is expected to close in mid April 2018. The projections for 2018 that are included below exclude the anticipated benefits of the ASB acquisition. The ASB acquisition is expected to be accretive to earnings by approximately 6 to 7 cents in 2018 and 13 to 15 cents in 2019, excluding one-time acquisition costs. Peoples currently anticipates one-time acquisition costs of approximately $8.2 million in 2018. The majority of the one-time acquisition costs will be recognized during the second quarter of 2018.
For 2018, Peoples expects to build on the success and momentum of 2017 related to loan growth, fee income growth and expense management. Key strategic priorities continue to include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and to take advantage of market expansion opportunities. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' peer group, as defined in Peoples' proxy statement for the 2018 Annual Meeting of Shareholders, and providing returns for its shareholders superior to those of its peers, regardless of operating conditions.

Net interest income comprised 68% of Peoples' revenue for 2017, and therefore, remained a major source of revenue. Thus, Peoples' ability to grow revenue in 2018 will be impacted by the amount of net interest income generated. During 2017, Peoples benefited from the Federal Reserve Board's decision to raise interest rates, which they are expected to continue to do throughout 2018. Long-term rates could increase but remain more volatile than in prior years. Changes in long-term interest rates would affect reinvestment rates within the loan and investment portfolios. At December 31, 2017, Peoples' Consolidated Balance Sheet remained positioned for a rising rate environment, meaning that net interest income would increase to the extent interest rates increase. However, should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth remains the key driver for improving net interest income and margin in 2018. For 2017, net interest margin was 3.62%. Net interest margin for 2018 is expected to be approximately 3.60%. Loan growth will again be the key driver in stabilizing asset yields.
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
Peoples has continually sought to maintain a diversified revenue stream through its strong fee-based businesses, such as insurance and wealth management. However, Peoples' fee revenue as a percent of total revenue has decreased slightly over the last few years. In 2015 and 2016, Peoples' fee revenue comprised 33% of its total revenue, and 32% in 2017. In 2013, Peoples' fee revenue comprised 40% of total revenue, which was the highest point. The decline in recent years has been due primarily to loan growth, coupled with the rising interest rates, and the bank acquisitions completed since 2013, only one of which had a wealth management practice. In addition, only four relatively small insurance agencies and one small financial advisory book of business were purchased during the same period of time. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. Additionally impacting total non-interest income in 2018 will be the market volatility of equity investment securities, which had a fair value of $7.8 million at December 31, 2017, as the change in market value will be recognized in total non-interest income instead of accumulated other comprehensive loss. For 2018, management expects fee-based revenue growth of between 2% and 4%.
While the primary focus will be on revenue growth, management remains disciplined with operating expenses. Management has deployed an expense management approach to control the annual growth in total non-interest expense. The management of the growth rate is partially achieved through having various areas within the organization attempt to "self-fund" investments, meaning that the areas must determine cost savings opportunities prior to making additional investments. Peoples continues to have limited control over some expenses, such as employee medical and pension costs. Peoples continues to be exposed to more pension settlement charges given the frozen status of its defined benefit plan. For 2018, management anticipates a slightly higher volume of settlement charges to that incurred in 2017. This expectation is based on normal retirement activity within the defined benefit plan, but assumes all potential distributions are lump-sum payouts. For total expenses, management expects growth of between 2% and 4%.
Given the expected revenue and expense growth, Peoples anticipates generating positive operating leverage in 2018. Additionally, Peoples' efficiency ratio is expected to be between 61% and 63% for 2018.
As previously mentioned, net interest income growth for 2018 is largely dependent upon achieving meaningful loan growth. Management believes period-end loan balances could increase by 5% to 7% in 2018. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities. Consumer lending activity grew significantly during 2017 and is expected to remain a large contributor to overall loan growth in 2018, primarily indirect lending.
At December 31, 2017, the investment portfolio comprised 24% of total assets. In 2018, the investment portfolio is anticipated to decrease slightly. Management can use the cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. Peoples will continue to seek opportunities to execute a shift in the mix on the asset side of the balance sheet to reduce the relative size of the investment portfolio. Management may adjust the size or composition of the investment portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Given the expected increase in earning assets, borrowed funds are expected to increase in 2018 to the extent earning asset growth is more than deposit growth. Similar to prior years, should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
Peoples remains committed to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during any future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions. Net charge-off trends are expected to normalize in 2018 as the prospects of large charge-offs and recoveries diminish. Management anticipates Peoples' provision for loan losses and the net charge-off rate for 2018 will normalize, with the net charge-off rate within its long-term historical range of 0.20% to 0.30% of average loans. For 2018, management intends to remain prudent with the level of Peoples' allowance for loan losses. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples' capital position remains strong. Given the excess capital position and the increase in Peoples' common share price, Peoples will continue to look for ways to effectively manage its capital, including, but not limited to, bank acquisitions and dividends. In January 2018, Peoples announced a quarterly dividend of $0.26 per common share, which was an 18% increase. Late in 2015, Peoples approved a share repurchase program of up to $20 million, under which Peoples purchased $5.0 million in 2016. Given the activity in the stock market since late in 2016, specifically as it related to the price of Peoples' common shares, Peoples' appetite to repurchase common shares has diminished. However, given that there is a share repurchase program still in place, with capacity of $15.0 million remaining, Peoples will continue to evaluate additional purchase opportunities throughout 2018.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
300	$4,114	3.5%	$(1,100)	(1.0)%	$(83,466)	(11.9)%	$(88,004)	(15.0)%
200	3,368	2.9%	83	0.1%	(56,377)	(8.0)%	(57,925)	(9.9)%
100	2,252	1.9%	603	0.6%	(27,710)	(4.0)%	(27,441)	(4.7)%
(100)	(8,352)	(7.1)%	(7,839)	(7.3)%	10,317	1.5%	10,826	1.8%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. Management regularly assesses the impact of both increasing and decreasing interest rates, the table above reflects the impact of upward shocks, and a downward parallel shock of 100 basis points. Downward shocks of 200 and 300 basis points are excluded from the table above as they are not probable given the current interest rate environment.
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
During 2017, Peoples' Consolidated Balance Sheet remained positioned for a relatively neutral interest rate environment as illustrated by the overall small changes in net interest income shown in the above table. The largest factors affecting Peoples' interest rate sensitivity were the amount of cash on the balance sheet and the asset/liability mix in the balance sheet. This positioning was in light of the Federal Reserve Board's stated goal of potentially raising interest rates at a slow and measured pace. During 2017, the federal funds rate was raised three times totaling 75 basis points.
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
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2017, Peoples had a ratio of 1.7 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2017, Peoples had a ratio of 7.1 times, which was within policy limits.
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
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRI's") that are monitored on a monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, classified and special mention list loan levels, non-performing loans to loans and to total assets, the loan to deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under base, mild, moderate and severe scenarios.
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
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	14
Operating lease obligations	5
Long-term borrowing obligations	9
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

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2017:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$498,291	$273,887	$158,990	$65,297	$117
Long-term borrowings (a)	144,019	4,378	59,072	38,500	42,069
Operating leases	2,782	924	945	583	330
Contingent consideration related to acquisitions (b)	1,172	1,172	—	—	—
Pension benefits	414	414	—	—	—
Total	$646,678	$280,775	$219,007	$104,380	$42,516
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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the section captioned “Interest Rate Sensitivity and Liquidity” under "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K, which is incorporated herein by reference.
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The “Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 73 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 74 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
ITEM 9B OTHER INFORMATION
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2017, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2017, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of that date.
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
Chief Financial Officer and Treasurer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Charleston, West Virginia
February 27, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis of opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1995.

February 27, 2018
Charleston, West Virginia

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$58,121	$58,129
Interest-bearing deposits in other banks	14,073	8,017
Total cash and cash equivalents	72,194	66,146
Available-for-sale investment securities, at fair value (amortized cost of $797,732 at December 31, 2017 and $777,017 at December 31, 2016)	795,187	777,940
Held-to-maturity investment securities, at amortized cost (fair value of $41,213 at December 31, 2017 and $43,227 at December 31, 2016)	40,928	43,144
Other investment securities, at cost	38,371	38,371
Total investment securities	874,486	859,455
Loans, net of deferred fees and costs	2,357,137	2,224,936
Allowance for loan losses	(18,793)	(18,429)
Net loans	2,338,344	2,206,507
Loans held for sale	2,510	4,022
Bank premises and equipment, net	52,510	53,616
Bank owned life insurance	62,176	60,225
Goodwill	133,111	132,631
Other intangible assets	11,465	13,387
Other assets	34,890	36,359
Total assets	$3,581,686	$3,432,348
Liabilities
Deposits:
Non-interest-bearing	$556,010	$734,421
Interest-bearing	2,174,320	1,775,301
Total deposits	2,730,330	2,509,722
Short-term borrowings	209,491	305,607
Long-term borrowings	144,019	145,155
Accrued expenses and other liabilities	39,254	36,603
Total liabilities	3,123,094	2,997,087
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,952,385 shares issued at December 31, 2017 and 18,939,091 shares issued at December 31, 2016, including shares in treasury	345,412	344,404
Retained earnings	134,362	110,294
Accumulated other comprehensive loss, net of deferred income taxes	(5,215)	(1,554)
Treasury stock, at cost, 702,449 shares at December 31, 2017 and 795,758 shares at December 31, 2016	(15,967)	(17,883)
Total stockholders’ equity	458,592	435,261
Total liabilities and stockholders’ equity	$3,581,686	$3,432,348
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2017	2016	2015
Interest income:
Interest and fees on loans	$103,043	$93,845	$87,155
Interest and dividends on taxable investment securities	20,415	18,423	18,051
Interest on tax-exempt investment securities	2,923	3,126	2,992
Other interest income	144	50	135
Total interest income	126,525	115,444	108,333
Interest expense:
Interest on deposits	7,154	5,942	6,206
Interest on short-term borrowings	1,534	508	182
Interest on long-term borrowings	4,460	4,129	4,333
Total interest expense	13,148	10,579	10,721
Net interest income	113,377	104,865	97,612
Provision for loan losses	3,772	3,539	14,097
Net interest income after provision for loan losses	109,605	101,326	83,515
Non-interest income:
Insurance income	14,204	13,846	13,783
Trust and investment income	11,558	10,589	9,577
E-banking income	10,358	10,353	8,958
Deposit account service charges	9,614	10,662	10,845
Net gain on investment securities	2,983	930	729
Bank owned life insurance income	1,950	1,414	598
Mortgage banking income	1,872	1,304	1,317
Commercial loan swap fee income	1,232	1,076	565
Net loss on asset disposals and other transactions	(63)	(1,133)	(1,788)
Other non-interest income	1,865	1,826	1,798
Total non-interest income	55,573	50,867	46,382
Non-interest expense:
Salaries and employee benefit costs	60,276	57,433	59,216
Net occupancy and equipment expense	10,633	10,735	11,207
Professional fees	6,575	7,436	7,295
E-banking expense	5,874	5,992	5,300
Data processing and software expense	4,441	3,763	3,671
Amortization of other intangible assets	3,516	4,030	4,077
Franchise tax expense	2,246	2,192	1,968
FDIC insurance expense	1,816	1,899	2,084
Communication expense	1,475	2,261	2,286
Marketing expense	1,714	1,594	2,838
Foreclosed real estate and other loan expenses	873	859	1,276
Other non-interest expense	8,536	8,717	13,863
Total non-interest expense	107,975	106,911	115,081
Income before income taxes	57,203	45,282	14,816
Income tax expense	18,732	14,125	3,875
Net income	$38,471	$31,157	$10,941
Earnings per common share - basic	$2.12	$1.72	$0.62
Earnings per common share - diluted	$2.10	$1.71	$0.61
Weighted-average number of common shares outstanding - basic	18,050,189	18,013,693	17,555,140
Weighted-average number of common shares outstanding - diluted	18,208,684	18,155,463	17,687,795
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2017	2016	2015
Net income	$38,471	$31,157	$10,941
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(555)	(2,590)	1,232
Related tax benefit (expense)	195	906	(431)
Less: reclassification adjustment for net gain included in net income	2,983	930	729
Related tax expense	(1,044)	(326)	(255)
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	(370)	—	—
Net effect on other comprehensive (loss) income	(2,669)	(2,288)	327
Defined benefit plans:
Net (loss) gain arising during the period	(616)	(232)	373
Related tax benefit (expense)	216	81	(130)
Amortization of unrecognized loss and service cost on benefit plans	96	89	112
Related tax expense	(34)	(31)	(38)
Recognition of loss due to settlement and curtailment	242	—	459
Related tax expense	(85)	—	(161)
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	(754)	—	—
Net effect on other comprehensive (loss) income	(935)	(93)	615
Cash flow hedges:
Net (loss) gain arising during the period	(395)	1,824	—
Related tax benefit (expense)	138	(638)	—
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	200	—	—
Net effect on other comprehensive (loss) income	(57)	1,186	—
Total other comprehensive (loss) income, net of tax	(3,661)	(1,195)	942
Total comprehensive income	$34,810	$29,962	$11,883
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2014	$265,742	$90,391	$(1,301)	$(14,714)	$340,118
Net income	—	10,941	—	—	10,941
Other comprehensive income, net of tax	—	—	942	—	942
Cash dividends declared	—	(10,542)	—	—	(10,542)
Tax benefit from exercise of stock options	51	—	—	—	51
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	184	184
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(741)	(741)
Common shares issued under dividend reinvestment plan	397	—	—	—	397
Common shares issued under compensation plan for Board of Directors	(43)	—	—	177	134
Stock-based compensation expense	1,843	—	—	—	1,843
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	76,027	—	—	—	76,027
Common shares issued under employee stock purchase plan	(69)	—	—	504	435
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789
Net income	—	31,157	—	—	31,157
Other comprehensive loss, net of tax	—	—	(1,195)	—	(1,195)
Cash dividends declared	—	(11,653)	—	—	(11,653)
Exercise of stock appreciation rights	(40)	—	—	40	—
Reissuance of treasury stock for common stock awards	(1,297)	—	—	1,297	—
Tax benefit from exercise of stock options	26	—	—	—	26
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	232	232
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(515)	(515)
Common shares repurchased under share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	437	—	—	—	437
Common shares issued under compensation plan for Board of Directors	(18)	—	—	263	245
Stock-based compensation expense	1,332	—	—	—	1,332
Common shares issued under employee stock purchase plan	16	—	—	355	371
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	—	38,471	—	—	38,471
Other comprehensive loss, net of tax	—	—	(2,737)	—	(2,737)
Cash dividends declared	—	(15,327)	—	—	(15,327)
Exercise of stock appreciation rights	(6)	—	—	6	—
Reissuance of treasury stock for common stock awards	(1,455)	—	—	1,455	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	500	500
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(508)	(508)
Common shares issued under dividend reinvestment plan	525	—	—	—	525
Common shares issued under compensation plan for Board of Directors	88	—	—	207	295
Stock-based compensation expense	1,747	—	—	—	1,747
Common shares issued under employee stock purchase plan	109	—	—	256	365
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	—	924	(924)	—	—
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$38,471	$31,157	$10,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	18,142	19,169	18,503
Provision for loan losses	3,772	3,539	14,097
Bank owned life insurance income	(1,950)	(1,414)	(598)
Net gain on investment securities	(2,983)	(930)	(729)
Loss on debt extinguishment	—	707	520
Loans originated for sale	(63,730)	(69,123)	(53,570)
Proceeds from sales of loans	66,025	67,421	56,532
Net gains on sales of loans	(1,445)	(1,047)	(1,005)
Deferred income tax benefit	(2,779)	(2,462)	(1,582)
Increase (decrease) in accrued expenses	950	3,972	(4,412)
(Increase) decrease in interest receivable	(807)	(1,278)	704
Excess tax benefit from share-based payments	—	(26)	(51)
Increase in other assets	6,050	6,974	4,623
Other, net	1,104	3,652	3,909
Net cash provided by operating activities	60,820	60,311	47,882
Investing activities:
Available-for-sale investment securities:
Purchases	(180,109)	(166,241)	(196,599)
Proceeds from sales	8,355	30,734	57,415
Proceeds from principal payments, calls and prepayments	143,000	127,824	126,401
Held-to-maturity investment securities:
Purchases	(1,310)	—	—
Proceeds from principal payments	3,142	2,167	2,261
Net increase in loans	(130,397)	(148,951)	(77,893)
Net expenditures for premises and equipment	(4,865)	(5,436)	(9,429)
Proceeds from sales of other real estate owned	556	240	971
Purchase of bank owned life insurance	—	(35,000)	—
Business combinations, net of cash received	(1,069)	(244)	97,277
Return of (investment in) limited partnership and tax credit funds	9	(3,451)	(1,514)
Net cash used in investing activities	(162,688)	(198,358)	(1,110)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(178,411)	16,482	99,341
Net increase (decrease) in interest-bearing deposits	398,991	(42,655)	(125,360)
Net (decrease) increase in short-term borrowings	(146,721)	145,221	72,109
Proceeds from long-term borrowings	55,000	55,000	—
Payments on long-term borrowings	(5,738)	(24,361)	(72,446)
Cash dividends paid	(14,706)	(11,173)	(10,065)
Repurchase of treasury stock under share repurchase program	—	(4,965)	—
Repurchase of treasury stock in connection with employee incentive and compensation plan for Boards of Directors to be held as treasury stock	(508)	(515)	(741)
Proceeds from issuance of common shares	9	18	—
Excess tax benefit from share-based payments	—	26	51
Net cash provided by (used in) financing activities	107,916	133,078	(37,111)
Net increase (decrease) in cash and cash equivalents	6,048	(4,969)	9,661
Cash and cash equivalents at beginning of period	66,146	71,115	61,454
Cash and cash equivalents at end of period	$72,194	$66,146	$71,115
Supplemental cash flow information:
Interest paid	$12,880	$10,439	$11,541
Income taxes paid	$14,036	$11,890	$672

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank.  Services are provided through 74 financial service locations, including 65 full-service bank branches and 71 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based and mobile banking.
Note 1 Summary of Significant Accounting Policies

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
The following is a summary of significant accounting policies followed in the preparation of the financial statements:
Consolidation: Peoples' Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest of greater than 50%. In addition, entities not controlled by voting interest or in which the equity investors do not bear the residual economic risks, but for which Peoples is the primary beneficiary are also consolidated.
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries, and NB&T Statutory Trust III, for which Peoples holds all of the common securities. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Included in interest-bearing deposits in other banks was $1.0 million in funds at December 31, 2017 and 2016, which were being used as collateral and not available for withdrawal.
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
Level 2: Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from, or corroborated by, observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.
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
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, charge-offs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan origination costs were $7.5 million and $5.4 million at December 31, 2017 and 2016, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated collectively for smaller balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1 million on an annual basis for possible credit deterioration. This loan review process provides Peoples with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples' risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Peoples also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
Loans acquired in a business combination that have evidence of deterioration of credit quality, commonly referred to as "purchased credit impaired" loans, since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments which are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized. Over the life of these acquired loans, management continues to monitor each acquired purchased credit impaired loan portfolio for changes in credit quality. Increases in expected cash flows subsequent to acquisition are recognized prospectively over the remaining life of the acquired purchased credit impaired loans as a yield adjustment on the loans. Subsequent decreases in expected cash flows are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. These purchased credit impaired loans are considered to be accruing and performing even though collection of contractual payments on the loans may be in doubt, as income continues to be accreted as long as expected cash flows can be reasonably estimated.
Loans acquired in a business combination that are not impaired are recorded at fair value, and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to a loan's cost basis and is accreted or amortized to interest income over the loan's remaining life using the level yield method. Subsequent to the acquisition date, the method utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, Peoples records a provision for loan losses only when the required allowance exceeds the remaining discount.
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.
Loans originated with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan's transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's fair value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for loan losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in earnings.
Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either an other asset or an other liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
Allowance for Loan Losses: The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against income. The allowance for loan losses is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectable are charged against the allowance for loan losses, while recoveries of previously charged off amounts are credited to the allowance for loan losses.
The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends. Peoples' homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans, and indirect and other consumer loans. Management's evaluation of the appropriateness of the allowance for loan losses and the related provision for loan losses is based upon a quarterly analysis of the portfolio. While portions of the allowance for loan losses may be allocated to specific loans, the entire allowance for loan losses is available for any loan charged off by management.
The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price. The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The calculation of historical loss rates for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss rates are periodically updated based on actual charge-off experience. The qualitative economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments, which are considered by management include, among other factors, (1) changes in international, national, regional and local economic and business conditions, (2) changes in asset quality, (3) changes in loan portfolio volume, (4) the composition and concentrations of credit, (5) changes in the value of underlying collateral due to economic or market conditions, (6) the impact of interest rate changes on portfolio risk, and (7) effectiveness of Peoples' loan policies, procedures and internal controls. The total allowance for loan losses established for each homogenous loan pool represents the product of the historical loss rate, adjusted for qualitative factors, and the total dollar amount of the loans in the pool.
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1 million are reviewed on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are generally reviewed on a quarterly basis.
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
The primary factors considered when classifying residential real estate, home equity lines of credit and consumer loans include the loan's past due status and declaration of bankruptcy by the borrower(s). The classification of residential real estate and home equity lines of credit also takes into consideration the current value of the underlying collateral.
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
In assessing whether or not a borrower is experiencing financial difficulties, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (1) the borrower is currently in payment default on any of the borrower's debt; (2) a payment default is probable in the foreseeable future without the modification; (3) the borrower has declared or is in the process of declaring bankruptcy; and (4) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $4.7 million and $5.0 million at December 31, 2017 and 2016, respectively.
Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $208,000 at December 31, 2017 and $661,000 at December 31, 2016.
Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with Peoples' from the acquisition date forward. Costs related to the acquisition are expensed as incurred. The purchase price paid over the fair value of the net assets acquired, including intangible assets with finite lives, is recorded as goodwill.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2017, based upon the estimated fair value of Peoples' single reporting unit.
Peoples' other intangible assets include customer relationship, core deposit intangible assets and servicing rights representing the net present value of future economic benefit to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Servicing Rights: Servicing rights (“SRs”) represent the right to service loans sold to third-party investors. SRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets. SRs are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans that have been completely sold are not included on the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
Peoples initially records SRs at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or net servicing loss, and assesses servicing assets or liabilities for impairment or increased obligation based on the fair value at each reporting date. The fair value of the SRs is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
Trust Assets Under Administration and Management: Peoples manages certain assets held in a fiduciary or agency capacity for customers. These assets under administration and management, other than cash on deposit at Peoples, are not included in the Consolidated Balance Sheets since they are not assets of Peoples.
Revenue Recognition: Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to formulas in written contracts, such as loan agreements or securities contracts. As of January 1, 2018, Accounting Standards Update ("ASU") 2014-09 - Revenue from Contracts with Customers (Topic 606) updates the guidance for revenue recognition as it relates to uncompleted contracts. For further information, refer to "New Accounting Pronouncements" later in this footnote.
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

Other Income Recognition: Service charges on deposits include cost recovery fees associated with the services provided, such as overdraft and non-sufficient funds. Trust and investment income consists of revenue from fiduciary activities, which include fees for services such as asset management, recordkeeping, retirement services and estate management, and investment commissions and fees related to the sale of investments. Income from these activities is recognized at the time the related services are performed.
Insurance income consists of commissions and fees from the sales of insurance policies and related insurance services. Insurance income is recognized when it is earned and can be reasonably estimated. Performance-based commissions from insurance companies are recognized when received and no contingencies remain.
Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided as temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory federal tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and ASC 740 required Peoples to reflect the changes associated with the Act’s provisions in the fourth quarter of 2017. The Act is complex and has extensive implications for Peoples’ federal taxes. At December 31, 2017, Peoples completed the accounting for the tax effects of enactment of the Act; however, in certain cases as described below, Peoples made reasonable estimates of the effects of a reduced federal tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which Peoples was able to determine a reasonable estimate, Peoples recognized a provisional amount of $0.9 million, which is included as a component of income tax expense from continuing operations. In all cases, Peoples will continue to make and refine its calculations during the remeasurement period as additional analysis is completed. In addition, these estimates may also be affected as Peoples gains a more thorough understanding of the tax law.
Peoples releases the impact of income tax effects from accumulated other comprehensive loss in the period in which they occur. The Act resulted in stranded income tax effects in accumulated other comprehensive loss, for which new accounting guidance was issued under ASU 2018-02. This guidance allowed for Peoples to early adopt and retrospectively apply the reclassification of stranded income tax effects from accumulated other comprehensive loss to retained earnings. As of December 31, 2017, Peoples had reclassified all income tax effects resulting from the Act from accumulated other comprehensive loss to retained earnings, and the components of accumulated other comprehensive income or loss included in the Consolidated Statements of Stockholders' Equity were computed based upon a 21% statutory federal tax rate. As of December 31, 2016, the components of accumulated other comprehensive income or loss included in the Consolidated Statements of Stockholders' Equity were computed based upon a 35% statutory federal tax rate.
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
Advertising Costs: Advertising costs are expensed as incurred.
Earnings per Share: Basic and diluted earnings per common share (“EPS”) are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per common share are computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share are computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock appreciation rights and non-vested restricted common shares using the treasury stock method.
Operating Segments: Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, insurance, investment and trust solutions.

Stock-Based Compensation: Compensation expense for stock appreciation rights and restricted stock awards are measured at the fair value of these awards on their grant date. Compensation expense is recognized over the required service period, generally the vesting period for stock appreciation rights and the restriction period for restricted stock awards. For all awards, only the expense for the portion of the awards expected to vest is recognized. For service-based awards, compensation expense for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.
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
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Allows for a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Act. This amendment eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendment will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption of the amendment is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The amendment should be applied either in the period of adoption or retrospectively to each period in which the effect of the U.S. federal corporate income tax rate in the Act is recognized. Peoples has elected to early adopt this accounting guidance effective December 31, 2017, and has reclassified income tax effects of the Act of approximately $0.9 million from accumulated other comprehensive loss to retained earnings.
ASU 2018-01 - Leases (Topic 842): Improvements of transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This update provides an optional practical expedient that affects entities with land easements that existed or expired before an entity's adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. Peoples will adopt this guidance as required, in conjunction with the adoption of ASU 2016-02 described below, however this update is not expected to materially alter the implementation of ASU 2016-02, or to have a material impact on Peoples' consolidated financial statements.
ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for certain financial instruments with down round features and (Part II), Replacement of the indefinite deferral for mandatory redeemable financial instruments of certain nonpublic entities and certain mandatory redeemable noncontrolling interests with a scope exception. (Part I) of the update addresses the complexity of accounting for certain financial instruments with down round features of certain equity-linked instruments and will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Modification is currently defined as "a change in any of the terms or conditions of a share-based payment award." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples adopted this new accounting guidance effective January 1, 2018, and it is not expected to have a material impact on Peoples' consolidated financial statements.

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
ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments will improve the consistency, transparency, and usefulness of financial information and will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples adopted this new accounting guidance effective January 1, 2018, and it will have no impact on Peoples' consolidated financial statements as the accrual for pension plan benefits for all participants was frozen as of March 1, 2011.
ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consideration. ASU 2017-01 will become effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples will adopt Phase 1 of this new accounting guidance as required and management will apply this guidance to future transactions upon adoption. Phase 2, which was released as ASU 2017-05, will not impact Peoples' consolidated financial statements.
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
ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. The amendments also allow an employer to repurchase more of an employee’s shares than the employer could under previous guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Peoples adopted this pronouncement as of January 1, 2017, and will continue using an estimated forfeiture rate. In 2017, Peoples recorded a tax benefit of $154,000 associated with the adoption of this ASU for the tax benefit related to awards that settled or vested during the year, with the majority recorded in the first quarter of 2017.
ASU 2016-02 - Leases (Topic 842): The amendments in this ASU were issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Additional aspects of this new accounting guidance are still being interpreted and the FASB has issued updates to certain aspects of the guidance to address implementation issues. The FASB issued updates in September of 2017 and January of 2018, clarifying several areas of the guidance. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. This ASU will require both finance and operating leases to be recognized on the balance sheet. This ASU will affect all companies and organizations that lease real estate. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU are intended to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The amendments require equity investments to be measured at fair value with changes in fair value recognized in net income. However, a reporting organization may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment (if any,) from observable price changes in orderly transactions for similar investments of the same issuer. This ASU will be effective for fiscal years beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Peoples adopted this accounting guidance as of January 1, 2018, which will result in an impact to the income statement on a quarterly and annual basis as market values fluctuate. As of December 31, 2017, Peoples had net unrealized gains on equity securities of $6.4 million.
ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). The FASB issued updates in March, April, May and December of 2016, and in September and November of 2017, clarifying several areas of the guidance. These clarifications included:
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

This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for Peoples). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Peoples adopted this new accounting guidance in 2018, as required, and will use the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. Peoples' analysis indicates that certain non-interest income financial statement line items contain revenue streams that are in the scope of this update, the most substantial of which is insurance income, and also includes trust and investment income, e-banking income, deposit account service charges, commercial loan swap fee income and certain revenue included in other non-interest income.
As of January 1, 2018, Peoples will record a cumulative-effect adjustment and expects to record a reduction to retained earnings of approximately $3 million, which is net of federal income taxes. This analysis is preliminary, and is subject to further review. Beginning in 2018, Peoples will begin recording insurance income under the new guidance, which is not expected to have a significant impact on Peoples’ financial condition or results of operations.

Note 2 Fair Value of Financial Instruments

Available-for-sale securities measured at fair value on a recurring basis were comprised of the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2017
Obligations of:
States and political subdivisions	$101,569	$—	$101,569	$—
Residential mortgage-backed securities	673,664	—	673,664	—
Commercial mortgage-backed securities	6,976	—	6,976	—
Bank-issued trust preferred securities	5,129	—	5,129	—
Equity securities	7,849	7,694	155	—
Total available-for-sale securities	$795,187	$7,694	$787,493	$—
2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$1,000	$—
States and political subdivisions	117,230	—	117,230	—
Residential mortgage-backed securities	626,567	—	626,567	—
Commercial mortgage-backed securities	19,291	—	19,291	—
Bank-issued trust preferred securities	4,899	—	4,899	—
Equity securities	8,953	8,734	219	—
Total available-for-sale securities	$777,940	$8,734	$769,206	$—
Held-to-maturity securities reported at fair value were comprised of the following at December 31:

		Fair Value at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value
2017
Obligations of:
States and political subdivisions	$4,417	$—	$4,417	$—
Residential mortgage-backed securities	32,227	—	32,227	—
Commercial mortgage-backed securities	4,569	—	4,569	—
Total held-to-maturity securities	$41,213	$—	$41,213	$—
2016
Obligations of:
States and political subdivisions	$4,041	$—	$4,041	$—
Residential mortgage-backed securities	33,762	—	33,762	—
Commercial mortgage-backed securities	5,424	—	5,424	—
Total held-to-maturity securities	$43,227	$—	$43,227	$—
The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided and challenges prices when management believes a material discrepancy in pricing exists.
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or market value provided by independent, licensed or certified appraisers (Level 3 inputs), less estimated selling costs.  At December 31, 2017, impaired loans with an aggregate outstanding principal balance of $25.7 million were measured and reported at a fair value of $20.6 million.  For the year ended December 31, 2017, Peoples recognized losses of $42,000 on impaired loans through the allowance for loan losses.
The following table presents the fair values of financial assets and liabilities carried on Peoples’ Consolidated Balance Sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis at December 31:

	2017		2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,194	$72,194	$66,146	$66,146
Investment securities	874,486	874,771	859,455	859,538
Loans (1)	2,340,854	2,276,704	2,210,529	2,152,544
Bank owned life insurance	62,176	62,176	60,225	60,225
Servicing rights	2,305	2,305	2,305	2,305
Financial liabilities:
Deposits	$2,730,330	$2,730,071	$2,509,722	$2,512,647
Short-term borrowings	209,491	209,628	305,607	305,607
Long-term borrowings	144,019	142,108	145,155	145,106
Cash flow hedges (2)	1,354	1,354	1,779	1,779
(1) Includes loans held for sale.
(2) For additional information, see Note 14 Financial Instruments with Off-Balance Sheet Risk.

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, bank owned life insurance, servicing rights and cash flow hedges.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Short-term borrowings: The fair value of short-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2 inputs).

Long-term borrowings: The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2 inputs).
Cash flow hedges: The fair value of cash flow hedges is recognized in the Consolidated Balance Sheets at their fair value within other assets. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2 inputs).
Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
Obligations of:
States and political subdivisions	$100,039	$1,786	$(256)	$101,569
Residential mortgage-backed securities	684,100	2,582	(13,018)	673,664
Commercial mortgage-backed securities	7,004	11	(39)	6,976
Bank-issued trust preferred securities	5,195	141	(207)	5,129
Equity securities	1,394	6,520	(65)	7,849
Total available-for-sale securities	$797,732	$11,040	$(13,585)	$795,187
2016
Obligations of:
U.S. government sponsored agencies	$1,000	$—	$—	$1,000
States and political subdivisions	115,657	1,836	(263)	117,230
Residential mortgage-backed securities	633,802	3,758	(10,993)	626,567
Commercial mortgage-backed securities	19,337	41	(87)	19,291
Bank-issued trust preferred securities	5,169	91	(361)	4,899
Equity securities	2,052	6,969	(68)	8,953
Total available-for-sale securities	$777,017	$12,695	$(11,772)	$777,940
Peoples’ investment in equity securities was comprised largely of common stocks issued by unrelated bank holding companies at both December 31, 2017 and 2016. At December 31, 2017, there were no securities of a single issuer that exceeded 10% of total stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2017	2016	2015
Gross gains realized	$2,999	$933	$795
Gross losses realized	16	3	66
Net gain realized	$2,983	$930	$729
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2017
Obligations of:
States and political subdivisions	$16,985	$89	18	$5,308	$167	1	$22,293	$256
Residential mortgage-backed securities	274,998	3,462	77	291,812	9,556	88	566,810	13,018
Commercial mortgage-backed securities	2,487	23	1	1,274	16	1	3,761	39
Bank-issued trust preferred securities	—	—	—	2,792	207	3	2,792	207
Equity securities	276	1	1	112	64	1	388	65
Total	$294,746	$3,575	97	$301,298	$10,010	94	$596,044	$13,585
2016
Obligations of:
States and political subdivisions	$23,501	$263	28	$—	$—	—	$23,501	$263
Residential mortgage-backed securities	427,088	8,495	108	46,631	2,498	22	473,719	10,993
Commercial mortgage-backed securities	7,770	87	4	—	—	—	7,770	87
Bank-issued trust preferred securities	—	—	—	2,637	361	3	2,637	361
Equity securities	263	3	1	110	65	1	373	68
Total	$458,622	$8,848	141	$49,378	$2,924	26	$508,000	$11,772
Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2017, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2017 and 2016 were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2017, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of these four positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.6 million and $0.4 million, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2017 were primarily attributable to the floating rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$995	$10,453	$31,525	$57,066	$100,039
Residential mortgage-backed securities	445	13,971	43,502	626,182	684,100
Commercial mortgage-backed securities	—	5,714	—	1,290	7,004
Bank-issued trust preferred securities	—	—	2,196	2,999	5,195
Equity securities	—	—	—	—	1,394
Total available-for-sale securities	$1,440	$30,138	$77,223	$687,537	$797,732
Fair value
Obligations of:
States and political subdivisions	$1,004	$10,478	$31,825	$58,262	$101,569
Residential mortgage-backed securities	436	13,860	43,188	616,180	673,664
Commercial mortgage-backed securities	—	5,702	—	1,274	6,976
Bank-issued trust preferred securities	—	—	2,337	2,792	5,129
Equity securities	—	—	—	—	7,849
Total available-for-sale securities	$1,440	$30,040	$77,350	$678,508	$795,187
Total weighted-average yield	3.63%	2.44%	3.22%	2.69%	2.75%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
Obligations of:
States and political subdivisions	$3,810	$607	$—	$4,417
Residential mortgage-backed securities	32,487	269	(529)	32,227
Commercial mortgage-backed securities	4,631	—	(62)	4,569
Total held-to-maturity securities	$40,928	$876	$(591)	$41,213
2016
Obligations of:
States and political subdivisions	$3,820	$221	$—	$4,041
Residential mortgage-backed securities	33,858	432	(528)	33,762
Commercial mortgage-backed securities	5,466	—	(42)	5,424
Total held-to-maturity securities	$43,144	$653	$(570)	$43,227
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2017, 2016 and 2015.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2017
Residential mortgage-backed securities	$1,476	$4	2	$12,098	$525	3	$13,574	$529
Commercial mortgage-backed securities	—	—	—	4,569	62	1	4,569	62
Total	$1,476	$4	2	$16,667	$587	4	$18,143	$591
2016
Residential mortgage-backed securities	$12,139	$476	3	$963	$52	1	$13,102	$528
Commercial mortgage-backed securities	5,424	42	1	—	—	—	5,424	42
Total	$17,563	$518	4	$963	$52	1	$18,526	$570
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2017.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$313	$2,980	$517	$3,810
Residential mortgage-backed securities	—	444	6,358	25,685	32,487
Commercial mortgage-backed securities	—	—	—	4,631	4,631
Total held-to-maturity securities	$—	$757	$9,338	$30,833	$40,928
Fair value
Obligations of:
States and political subdivisions	$—	$314	$3,570	$533	$4,417
Residential mortgage-backed securities	—	442	6,437	25,348	32,227
Commercial mortgage-backed securities	—	—	—	4,569	4,569
Total held-to-maturity securities	$—	$756	$10,007	$30,450	$41,213
Total weighted-average yield	—%	2.64%	2.47%	2.88%	2.79%
Other Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of the FHLB and the FRB.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $522.7 million and $517.9 million at December 31, 2017 and 2016, respectively, and held-to-maturity investment securities with a carrying value of $18.3 million and $20.0 million at December 31, 2017 and 2016, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $6.7 million and $9.2 million at December 31, 2017 and 2016, respectively, and held-to-maturity securities with carrying values of $19.9 million and $22.2 million at December 31, 2017 and 2016, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter in a business combination. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2017	2016
Originated loans:
Commercial real estate, construction	$107,118	$84,626
Commercial real estate, other	595,447	531,557
Commercial real estate	702,565	616,183
Commercial and industrial	438,051	378,131
Residential real estate	304,523	307,490
Home equity lines of credit	88,902	85,617
Consumer, indirect	340,390	252,024
Consumer, other	67,010	67,579
Consumer	407,400	319,603
Deposit account overdrafts	849	1,080
Total originated loans	$1,942,290	$1,708,104
Acquired loans:
Commercial real estate, construction	$8,319	$10,100
Commercial real estate, other	165,120	204,466
Commercial real estate	173,439	214,566
Commercial and industrial	34,493	44,208
Residential real estate	184,864	228,435
Home equity lines of credit	20,575	25,875
Consumer, indirect	329	808
Consumer, other	1,147	2,940
Consumer	1,476	3,748
Total acquired loans	$414,847	$516,832
Total loans	$2,357,137	$2,224,936
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows at December 31:

(Dollars in thousands)	2017	2016
Commercial real estate	$8,117	$11,476
Commercial and industrial	767	1,573
Residential real estate	19,532	23,306
Consumer	33	76
Total outstanding balance	$28,449	$36,431
Net carrying amount	$19,564	$26,524
Changes in the accretable yield for purchased credit impaired loans during the year ended December 31, 2017 were as follows:

(Dollars in thousands)	Accretable Yield
Balance, December 31, 2016	$7,132
Additions:
Reclassification from nonaccretable to accretable	1,285
Accretion	(1,713)
Balance, December 31, 2017	$6,704
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
Cash flows expected to be collected on purchased credit impaired loans are estimated by incorporating several key assumptions similar to those used in the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $487.2 million and $542.5 million at December 31, 2017 and 2016, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $74.0 million and $152.0 million at December 31, 2017 and 2016, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples Bancorp Inc., including their affiliates, families and entities in which they are principal owners. At December 31, 2017, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status and new directors elected during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2016	$17,187
New loans and disbursements	8,855
Repayments	(9,202)
Other changes	(1,738)
Balance, December 31, 2017	$15,102
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2017	2016	2017	2016
Originated loans:
Commercial real estate, construction	$754	$826	$—	$—
Commercial real estate, other	6,877	9,934	—	—
Commercial real estate	7,631	10,760	—	—
Commercial and industrial	739	1,712	—	—
Residential real estate	3,546	3,778	548	183
Home equity lines of credit	550	383	50	—
Consumer, indirect	256	130	—	10
Consumer, other	39	11	16	—
Consumer	295	141	16	10
Total originated loans	$12,761	$16,774	$614	$193
Acquired loans:
Commercial real estate, other	$192	$1,609	$215	$1,506
Commercial and industrial	259	390	45	387
Residential real estate	2,168	2,317	730	1,672
Home equity lines of credit	312	231	22	—
Consumer, indirect	—	—	—	13
Consumer, other	—	4	—	—
Consumer	—	4	—	13
Total acquired loans	$2,931	$4,551	$1,012	$3,578
Total loans	$15,692	$21,325	$1,626	$3,771

The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$107,118	$107,118
Commercial real estate, other	990	—	6,492	7,482	587,965	595,447
Commercial real estate	990	—	6,492	7,482	695,083	702,565
Commercial and industrial	1,423	92	706	2,221	435,830	438,051
Residential real estate	4,562	1,234	2,408	8,204	296,319	304,523
Home equity lines of credit	502	80	395	977	87,925	88,902
Consumer, indirect	2,153	648	105	2,906	337,484	340,390
Consumer, other	417	46	48	511	66,499	67,010
Consumer	2,570	694	153	3,417	403,983	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$10,047	$2,100	$10,154	$22,301	$1,919,989	$1,942,290

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2017
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,319	$8,319
Commercial real estate, other	775	948	312	2,035	163,085	165,120
Commercial real estate	775	948	312	2,035	171,404	173,439
Commercial and industrial	—	1	171	172	34,321	34,493
Residential real estate	4,656	1,391	1,910	7,957	176,907	184,864
Home equity lines of credit	126	—	301	427	20,148	20,575
Consumer, indirect	3	—	—	3	326	329
Consumer, other	10	11	—	21	1,126	1,147
Consumer	13	11	—	24	1,452	1,476
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$5,570	$2,351	$2,694	$10,615	$404,232	$414,847
Total loans	$15,617	$4,451	$12,848	$32,916	$2,324,221	$2,357,137
2016
Originated loans:
Commercial real estate, construction	$—	$—	$826	$826	$83,800	$84,626
Commercial real estate, other	1,420	225	9,305	10,950	520,607	531,557
Commercial real estate	1,420	225	10,131	11,776	604,407	616,183
Commercial and industrial	1,305	700	1,465	3,470	374,661	378,131
Residential real estate	7,288	1,019	1,895	10,202	297,288	307,490
Home equity lines of credit	316	45	248	609	85,008	85,617
Consumer, indirect	2,080	273	77	2,430	249,594	252,024
Consumer, other	346	38	—	384	67,195	67,579
Consumer	2,426	311	77	2,814	316,789	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$12,755	$2,300	$13,816	$28,871	$1,679,233	$1,708,104
Acquired loans:
Commercial real estate, construction	$—	$—	$40	$40	$10,060	$10,100
Commercial real estate, other	1,220	208	2,271	3,699	200,767	204,466
Commercial real estate	1,220	208	2,311	3,739	210,827	214,566
Commercial and industrial	148	3	777	928	43,280	44,208
Residential real estate	5,918	2,496	2,974	11,388	217,047	228,435
Home equity lines of credit	208	65	178	451	25,424	25,875
Consumer, indirect	4	—	—	4	804	808
Consumer, other	51	—	13	64	2,876	2,940
Consumer	55	—	13	68	3,680	3,748
Total acquired loans	$7,549	$2,772	$6,253	$16,574	$500,258	$516,832
Total loans	$20,304	$5,072	$20,069	$45,445	$2,179,491	$2,224,936
Credit Quality Indicators
As discussed in Note 1, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
“Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk category would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loans if required, for any weakness that may exist.
“Special Mention” (grade 5): Loans in this risk category are the equivalent of the regulatory “Other Assets Especially Mentioned” classification. Loans in this risk category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loans or in Peoples' credit position.
“Substandard” (grade 6): Loans in this risk category are inadequately protected by the borrower's current financial condition and payment capability, or by the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loans. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated.”
The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2017
Originated loans:
Commercial real estate, construction	$100,409	$5,502	$754	$—	$453	$107,118
Commercial real estate, other	561,320	17,189	16,938	—	—	595,447
Commercial real estate	661,729	22,691	17,692	—	453	702,565
Commercial and industrial	420,477	13,062	4,512	—	—	438,051
Residential real estate	17,896	1,000	11,371	216	274,040	304,523
Home equity lines of credit	454	—	—	—	88,448	88,902
Consumer, indirect	55	8	—	—	340,327	340,390
Consumer, other	33	—	—	—	66,977	67,010
Consumer	88	8	—	—	407,304	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$1,100,644	$36,761	$33,575	$216	$771,094	$1,942,290

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total Loans
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2017
Acquired loans:
Commercial real estate, construction	$8,267	$—	$52	$—	$—	$8,319
Commercial real estate, other	149,486	6,527	9,107	—	—	165,120
Commercial real estate	157,753	6,527	9,159	—	—	173,439
Commercial and industrial	32,011	157	2,325	—	—	34,493
Residential real estate	12,543	593	1,105	—	170,623	184,864
Home equity lines of credit	124	—	—	—	20,451	20,575
Consumer, indirect	12	—	—	—	317	329
Consumer, other	35	—	—	—	1,112	1,147
Consumer	47	—	—	—	1,429	1,476
Deposit account overdrafts	—	—	—	—	—	—
Total acquired loans	$202,478	$7,277	$12,589	$—	$192,503	$414,847
Total loans	$1,303,122	$44,038	$46,164	$216	$963,597	$2,357,137
2016
Originated loans:
Commercial real estate, construction	$73,423	$—	$826	$—	$10,377	$84,626
Commercial real estate, other	505,029	11,855	14,673	—	—	531,557
Commercial real estate	578,452	11,855	15,499	—	10,377	616,183
Commercial and industrial	346,791	15,210	16,130	—	—	378,131
Residential real estate	47,336	957	12,828	304	246,065	307,490
Home equity lines of credit	465	—	135	—	85,017	85,617
Consumer, indirect	15	13	—	—	251,996	252,024
Consumer, other	50	—	—	—	67,529	67,579
Consumer	65	13	—	—	319,525	319,603
Deposit account overdrafts	—	—	—	—	1,080	1,080
Total originated loans	$973,109	$28,035	$44,592	$304	$662,064	$1,708,104
Acquired loans:
Commercial real estate, construction	$10,046	$—	$54	$—	$—	$10,100
Commercial real estate, other	181,781	12,475	10,210	—	—	204,466
Commercial real estate	191,827	12,475	10,264	—	—	214,566
Commercial and industrial	42,809	227	978	194	—	44,208
Residential real estate	17,170	709	1,404	—	209,152	228,435
Home equity lines of credit	202	—	—	—	25,673	25,875
Consumer, indirect	51	—	—	—	757	808
Consumer, other	53	—	—	—	2,887	2,940
Consumer	104	—	—	—	3,644	3,748
Total acquired loans	$252,112	$13,411	$12,646	$194	$238,469	$516,832
Total loans	$1,225,221	$41,446	$57,238	$498	$900,533	$2,224,936

Impaired Loans
The following table summarizes loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2017
Commercial real estate, construction	$821	$—	$754	$754	$—	$788	$—
Commercial real estate, other	14,909	14	13,606	13,620	1	14,392	503
Commercial real estate	15,730	14	14,360	14,374	1	15,180	503
Commercial and industrial	1,690	951	572	1,523	199	1,668	65
Residential real estate	24,743	477	22,626	23,103	58	23,195	1,246
Home equity lines of credit	1,707	81	1,624	1,705	18	1,505	85
Consumer, indirect	273	70	206	276	26	184	20
Consumer, other	87	56	28	84	37	79	7
Consumer	360	126	234	360	63	263	27
Total	$44,230	$1,649	$39,416	$41,065	$339	$41,811	$1,926
2016
Commercial real estate, construction	$894	$—	$866	866	$—	$913	$3
Commercial real estate, other	20,029	7,474	12,227	19,701	803	18,710	700
Commercial real estate	20,923	7,474	13,093	20,567	803	19,623	703
Commercial and industrial	7,289	2,732	1,003	3,735	585	3,386	125
Residential real estate	27,703	138	27,393	27,531	24	27,455	1,419
Home equity lines of credit	908	—	908	908	—	717	44
Consumer, indirect	220	—	224	224	—	136	16
Consumer, other	130	—	130	130	—	138	13
Consumer	350	—	354	354	—	274	29
Total	$57,173	$10,344	$42,751	$53,095	$1,412	$51,455	$2,320
Peoples' loans classified as impaired shown in the table above, included loans that were classified as troubled debt restructurings ("TDRs").
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for a loan with similar risk characteristics, the significance of the modification relative to the unpaid principal loan balance or collateral value of the loan and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (i) a reduction in the interest rate for the remaining life of the loan, (ii) an extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.

The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2017 and 2016.

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	4	210	210	149
Residential real estate	7	483	483	473
Home equity lines of credit	6	296	296	289
Consumer, indirect	15	218	218	201
Consumer, other	2	10	10	8
Consumer	17	228	228	209
Total	35	$1,231	$1,231	$1,134
Acquired loans:
Commercial real estate, construction	3	$288	$288	$280
Residential real estate	9	442	442	412
Home equity lines of credit	5	328	328	320
Consumer, other	1	2	2	—
Total	18	$1,060	$1,060	$1,012
2016
Originated loans:
Commercial real estate, other	3	$109	$109	$107
Commercial and industrial	7	836	836	750
Residential real estate	8	266	266	266
Home equity lines of credit	5	81	81	81
Consumer, indirect	14	164	164	164
Consumer, other	3	24	24	23
Consumer	17	188	188	187
Total	40	$1,480	$1,480	$1,391
Acquired loans:
Commercial real estate, construction	2	$237	$237	$237
Residential real estate	14	1,080	1,082	1,076
Home equity lines of credit	4	260	260	250
Consumer, indirect	2	7	7	7
Consumer, other	3	15	15	15
Consumer	5	22	22	22
Total	25	$1,599	$1,601	$1,585
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2017:

	2017
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	2	$64	$—
Total	2	$64	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples did not have any modified TDRs that subsequently defaulted in 2016. Peoples did not have any originated loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer, indirect	Consumer, other	Deposit Account Overdrafts	Total
Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(408)	(175)	(637)	(131)	(2,110)	(372)	(1,038)	(4,871)
Recoveries	146	1	152	13	764	179	215	1,470
Net (charge-offs) recoveries	(262)	(174)	(485)	(118)	(1,346)	(193)	(823)	(3,401)
Provision for (recovery of) loan losses	887	(366)	407	123	1,978	139	722	3,890
Balance, December 31, 2017	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685

Period-end amount allocated to:
Loans individually evaluated for impairment	$1	$199	$58	$18	$26	$37	$—	$339
Loans collectively evaluated for impairment	7,796	5,614	846	675	2,918	427	70	18,346
Balance, December 31, 2017	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685

Balance, January 1, 2016	$7,076	$5,382	$1,257	$732	$1,427	$544	$121	$16,539
Charge-offs	(24)	(1,017)	(588)	(73)	(2,072)	(583)	(774)	(5,131)
Recoveries	1,209	306	278	56	1,059	226	175	3,309
Net recoveries (charge-offs)	1,185	(711)	(310)	(17)	(1,013)	(357)	(599)	(1,822)
(Recovery of) provision for loan losses	(1,089)	1,682	35	(27)	1,898	331	649	3,479
Balance, December 31, 2016	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196

Period-end amount allocated to:
Loans individually evaluated for impairment	$803	$585	$24	$—	$—	$—	$—	$1,412
Loans collectively evaluated for impairment	6,369	5,768	958	688	2,312	518	171	16,784
Balance, December 31, 2016	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
The increase in total allowance for loan losses in 2017, was primarily due to total loan growth of 6%, or $132.2 million. The increase was primarily the result of commercial loan growth of $95.5 million , or 8%, which includes commercial real estate and commercial and industrial loan balances. Additionally, indirect consumer lending had growth of $87.9 million, or 35%, compared to December 31, 2016, and was partially offset by reductions in residential real estate loans.
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
Allowance for Acquired Loan Losses
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of purchased credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. Management reforecasts the estimated cash flows expected to be collected on purchased credit impaired loans annually. The methods utilized to estimate the required allowance for loan losses for nonimpaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance for loan losses exceeds the remaining fair value adjustment.
The following table presents activity in the allowance for loan losses for acquired loans as of December 31:

(Dollars in thousands)	2017	2016
Purchased credit impaired loans:
Balance, January 1	$233	$240
Charge-offs	(7)	(67)
Recoveries	—	—
Net charge-offs	226	173
(Recovery of) provision for loan losses	(118)	60
Balance, December 31	$108	$233
During 2017, Peoples recognized a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2017	2016
Land	$12,871	$12,085
Building and premises	61,729	61,451
Furniture, fixtures and equipment	27,137	26,078
Total bank premises and equipment	101,737	99,614
Accumulated depreciation	(49,227)	(45,998)
Net book value	$52,510	$53,616
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $4.9 million, $5.1 million and $4.6 million, in 2017, 2016 and 2015, respectively.

Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense on the leased properties and equipment was $1,104,000 in 2017, $1,073,000 in 2016 and $988,000 in 2015.
The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2017:

(Dollars in thousands)	Payments
2018	$924
2019	590
2020	355
2021	313
2022	270
Thereafter	330
Total future operating lease payments	$2,782
Note 6 Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2017	2016
Goodwill, beginning of year	$132,631	$132,631
Acquired goodwill	480	—
Goodwill, end of year	$133,111	$132,631

Peoples performed the required goodwill impairment test and concluded there was no impairment in the recorded value of goodwill in 2017, based upon the estimated fair value of the single reporting unit. During the annual goodwill impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.
During 2017, Peoples Insurance acquired a third-party insurance administration company, for which no goodwill was recorded, and a property and casualty focused independent insurance agency for which Peoples recorded $480,000 of goodwill.

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2017
Gross intangibles	$16,150	$5,373	$21,523
Acquired intangibles	—	1,593	1,593
Accumulated amortization	(10,281)	(3,675)	(13,956)
Total acquired intangibles	$5,869	$3,291	$9,160
Servicing rights			2,305
Total other intangibles			$11,465
2016
Gross intangibles	$16,150	$4,859	$21,009
Acquired intangibles	—	514	514
Accumulated amortization	(7,594)	(2,847)	(10,441)
Total acquired intangibles	$8,556	$2,526	$11,082
Servicing rights			2,305
Total other intangibles			$13,387
Acquired intangibles of $1.6 million in 2017 relates to the acquisitions of a third-party insurance administration company and a property and casualty focused independent insurance agency.
The following table details estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2017:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2018	$2,175	$839	$3,014
2019	1,658	706	2,364
2020	1,138	563	1,701
2021	648	413	1,061
2022	208	274	482
Thereafter	42	496	538
Total	$5,869	$3,291	$9,160
For further information regarding Peoples' acquisitions, refer to Note 17.

The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Balance, beginning of year	$2,305	$2,387	$2,238
Amortization	(741)	(762)	(662)
Servicing rights originated	741	680	566
Servicing rights acquired	—	—	245
Balance, end of year	$2,305	$2,305	$2,387

No valuation allowances were required at December 31, 2017, 2016 and 2015 for Peoples’ servicing rights since, at each date, the fair value equaled or exceeded the book value.

Note 7 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2017	2016
Retail certificates of deposit:
$100,000 or more	$149,105	$152,222
Less than $100,000	189,568	209,503
Retail certificates of deposit	338,673	361,725
Interest-bearing transaction accounts	593,415	278,975
Savings accounts	446,714	436,344
Money market deposit accounts	371,376	407,754
Governmental deposit accounts	264,524	251,671
Brokered certificates of deposits	159,618	38,832
Total interest-bearing deposits	2,174,320	1,775,301
Non-interest-bearing deposits	556,010	734,421
Total deposits	$2,730,330	$2,509,722

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2018	$165,862	$108,025	$273,887
2019	71,137	35,576	106,713
2020	44,895	7,382	52,277
2021	39,716	4,777	44,493
2022	16,946	3,858	20,804
Thereafter	117	—	117
Total certificates of deposits	$338,673	$159,618	$498,291

Deposits from related parties approximated $12.0 million and $42.0 million at December 31, 2017 and 2016, respectively.

Note 8 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements
2017
Ending balance	$76,899	$92,592	$40,000
Average balance	75,344	100,205	6,685
Highest month-end balance	80,649	208,000	40,000
Interest expense	$128	$1,160	$246
Weighted-average interest rate:
End of year	0.17%	1.91%	3.68%
During the year	0.17%	1.16%	3.68%
2016
Ending balance	$74,607	$231,000	$—
Average balance	72,886	86,260	—
Highest month-end balance	81,353	231,000	—
Interest expense	$123	$384	$—
Weighted-average interest rate:
End of year	0.17%	0.64%	—%
During the year	0.17%	0.44%	—%
2015
Ending balance	$84,386	$76,000	$—
Average balance	83,574	16,863	—
Highest month-end balance	92,711	76,000	—
Interest expense	$140	$42	$—
Weighted-average interest rate:
End of year	0.17%	0.35%	—%
During the year	0.17%	0.25%	—%
Note: Excludes other short-term borrowings, for which Peoples completes annual testing and for which amounts were de minimus for 2017, 2016 and 2015.
Peoples’ retail repurchase agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less.  These advances, along with the long-term advances disclosed in Note 9, are collateralized by residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. During 2017, Peoples reclassified $50.6 million of FHLB advances from long-term borrowings to short-term borrowings due to maturity dates of less than one year, of which $20.0 million matured in 2017.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies. Additional information regarding the national market repurchase agreements can be found in Note 9. The $40.0 million of national market repurchase agreements were reclassified from long-term borrowings to short-term borrowings during 2017.
Other short-term borrowings consist of federal funds purchased and advances from the Federal Reserve Discount Window.  Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples had available federal funds of $5.0 million from certain of its correspondent banks at December 31, 2017.  Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds.  Discount Window advances are typically overnight and must be secured by collateral acceptable to the lending Federal Reserve Bank.
Note 9 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2017		2016
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable and non-amortizing, fixed rate advances	$115,000	1.86%	$70,000	2.49%
FHLB amortizing, fixed rate advances	21,939	2.02%	28,282	2.01%
Callable national market repurchase agreements	—	—%	40,000	3.63%
Junior subordinated debt securities	7,107	4.97%	6,924	4.48%
Unamortized debt issuance cost	(27)	—%	(51)	—%
Long-term borrowings	$144,019	2.04%	$145,155	2.81%
The putable and non-amortizing, fixed rate FHLB advances have maturities ranging from two to ten years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate exercised by the FHLB or the stated maturity.
The amortizing, fixed rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from three to fourteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During 2017, Peoples borrowed an additional $75.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 2.03% and mature between 2018 and 2022. Peoples also entered into two additional interest rate swaps in 2017 with a notional value of $20.0 million associated with People' cash outflows for various FHLB advances. The swaps become effective in 2018, roughly to coincide with the maturity of existing FHLB advances. During 2017, $40.0 million in callable national market repurchase agreements and $50.6 million in long-term FHLB non-amortizing advances were reclassified to short-term borrowings as the maturity became less than one year.
During 2016, Peoples executed transactions to take advantage of the low interest rates, which included:

▪
Peoples restructured $20.0 million of long-term FHLB advances that had a weighted-average rate of 2.97%, resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance, which has an interest rate of 2.17% and matures in 2026.

▪	Peoples borrowed an additional $35.0 million of long-term FHLB amortizing advances, which have interest rates ranging from 1.08% to 1.40%, and mature between 2019 and 2031.

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
Peoples' callable national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable national market repurchase agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the repurchase agreement. If the buyer exercises its option, Peoples would be required to repay the repurchase agreement in full at the quarterly date. As of December 31, 2017, Peoples' callable national market repurchase agreements had no remaining callable options. Peoples is required to make quarterly interest payments.
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement"), with Raymond James Bank, N.A. ("Raymond James Bank") which provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15.0 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15.0 million revolving credit loan of Peoples; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the RJB Loan Commitment.
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

As of December 31, 2017, Peoples was in compliance with the applicable covenants imposed by the RJB Credit Agreement.
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due in 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Consolidated Financial Statements. These securities are considered tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the Federal Reserve, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par, subject to such approval. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
At December 31, 2017, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2018	$4,378	1.67%
2019	33,508	1.37%
2020	25,564	1.84%
2021	21,979	1.75%
2022	16,521	1.97%
Thereafter	42,069	2.90%
Long-term borrowings	$144,019	2.04%

Note 10 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2014	15,599,643	590,246
Changes related to stock-based compensation awards:
Grant of restricted common shares	131,011	—
Release of restricted common shares	—	25,205
Cancellation of restricted common shares	(28,219)	—
Grant of common shares	2,810	(100)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,654
Reissuance of treasury stock	—	(9,642)
Common shares issued under dividend reinvestment plan	18,257	—
Common shares issued under compensation plan for Board of Directors	—	(10,231)
Common shares issued under employee stock purchase plan	—	(16,446)
Issuance of common shares related to acquisition of NB&T Financial Group, Inc.	3,207,698	—
Shares at December 31, 2015	18,931,200	586,686
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(56,000)
Release of restricted common shares	—	17,220
Cancellation of restricted common shares	(11,820)	1,000
Grant of common shares	—	(350)
Exercise of stock options for common shares	—	(1,775)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	8,396
Reissuance of treasury stock	—	(12,012)
Common shares purchased under repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	19,711	—
Common shares issued under compensation plan for Board of Directors	—	(11,450)
Common shares issued under employee stock purchase plan	—	(15,727)
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Release of restricted common shares	—	10,452
Cancellation of restricted common shares	(3,554)	5,050
Exercise of stock options for common shares	—	(266)
Grant of restricted common shares	—	(68,707)
Grant of common shares	—	(300)
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	5,413
Reissuance of treasury stock	—	(24,634)
Common shares issued under dividend reinvestment plan	16,848	—
Common shares issued under compensation plan for Board of Directors	—	(9,092)
Common shares issued under employee stock purchase plan	—	(11,225)
Shares at December 31, 2017	18,952,385	702,449

On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. No common shares were repurchased in 2015. During 2016, Peoples repurchased 279,770 common shares at a cost of $5.0 million under the program. No common shares were repurchased in 2017.
On March 6, 2015, Peoples completed its acquisition of NB&T, and issued 3,207,698 common shares reflecting $76.0 million of consideration, with the remainder paid in cash.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2017, Peoples had no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$2,542	$(3,843)	$—	$(1,301)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(474)	—	—	(474)
Realized loss due to settlement and curtailment, net of tax	—	298	—	298
Other comprehensive income, net of reclassifications and tax	801	317	—	1,118
Balance, December 31, 2015	$2,869	$(3,228)	$—	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(604)	—	—	(604)
Other comprehensive (loss) income, net of reclassifications and tax	(1,684)	(93)	1,186	(591)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(1,939)	—	—	(1,939)
Realized loss due to settlement and curtailment, net of tax	—	157	—	157
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	(370)	(754)	200	(924)
Other comprehensive loss, net of reclassifications and tax	(360)	(338)	(257)	(955)
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
As of December 31, 2017, Peoples elected to early adopt and retrospectively apply the reclassification of stranded income tax effects from accumulated other comprehensive loss to retained earnings, as permitted under ASU 2018-02.

Note 11 Employee Benefit Plans

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2017, and a statement of the funded status as of December 31, 2017 and 2016:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2017	2016	2017	2016
Change in benefit obligation:
Obligation at January 1	$12,127	$11,965	$103	$126
Interest cost	451	438	3	4
Plan participants’ contributions	—	—	46	49
Actuarial loss (gain)	1,207	151	(4)	(7)
Benefit payments	(189)	(427)	(57)	(69)
Settlements	(605)	—	—	—
Obligation at December 31	$12,991	$12,127	$91	$103
Accumulated benefit obligation at December 31	$12,991	$12,127	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$7,582	$7,124	$—	$—
Actual return on plan assets	1,140	405	—	—
Employer contributions	565	480	11	20
Plan participants’ contributions	—	—	46	49
Benefit payments	(189)	(427)	(57)	(69)
Settlements	(605)	—	—	—
Fair value of plan assets at December 31	$8,493	$7,582	$—	$—
Funded status at December 31	$(4,498)	$(4,545)	$(91)	$(103)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(4,498)	$(4,545)	$(91)	$(103)
Net amount recognized	$(4,498)	$(4,545)	$(91)	$(103)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$(1)	$(1)
Unrecognized net loss (gain)	4,311	3,368	(56)	(48)
Total	$4,311	$3,368	$(57)	$(49)
Weighted-average assumptions at year-end:
Discount rate	3.40%	3.80%	3.40%	3.80%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $112,000.

Net Periodic Benefit Cost
The following table details the components of the net periodic benefit cost for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Interest cost	$451	$438	$447	$3	$4	$4
Expected return on plan assets	(553)	(492)	(493)	—	—	—
Amortization of net loss (gain)	102	95	117	(6)	(6)	(5)
Settlement of benefit obligation	242	—	459	—	—	—
Net periodic benefit cost	$242	$41	$530	$(3)	$(2)	$(1)

Weighted-average assumptions:
Discount rate	3.80%	3.90%	3.80%	3.80%	3.90%	3.50%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2017, grading down to an ultimate rate of 4.0% in 2064. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
Settlement charges recorded were $0.2 million in 2017 compared to none in 2016, and $0.5 million in 2015.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2017
Equity securities:
Mutual funds - equity	$6,131	$6,131	$—
Debt securities:
Mutual funds - taxable income	2,248	2,248	—
Total fair value of pension assets	$8,379	$8,379	$—
2016
Equity securities:
Mutual funds - equity	$5,241	$5,241	$—
Debt securities:
Mutual funds - taxable income	2,107	2,107	—
Total fair value of pension assets	$7,348	$7,348	$—
Pension plan assets also included cash and cash equivalents of $113,000 and accrued income of $1,000 at December 31, 2017. Cash and cash equivalents were $221,000 and accrued income was $12,000 at December 31, 2016. For further information regarding levels of input used to measure fair value, refer to Note 2.
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2017 or 2016.
Cash Flows
Peoples expects to make between $410,000 to $440,000 of contributions to its pension plan in 2018; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. During 2018, Peoples may elect to make additional contributions to take advantage of tax savings related to the Act that was enacted on December 22, 2017.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2018	$1,112	$12
2019	1,110	11
2020	1,165	10
2021	1,223	10
2022	738	9
2023 to 2027	3,353	34
Total	$8,701	$86
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $1,546,000 in 2017, $1,549,000 in 2016 and $1,454,000 in 2015.

Note 12 Income Taxes

The Act was enacted on December 22, 2017 and ASC 740 required Peoples to reflect the changes associated with the Act’s provisions in the fourth quarter of 2017. The Act is complex and has extensive implications for Peoples' federal taxes. At December 31, 2017, Peoples completed the accounting for the tax effects of enactment of the Act; however, in certain cases as described below, Peoples made reasonable estimates of the effects of a reduced federal tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which Peoples was able to determine a reasonable estimate, Peoples recognized a provisional amount of $0.9 million, which is included as a component of income tax expense from continuing operations. In all cases, Peoples will continue to make and refine its calculations during the remeasurement period as additional analysis is completed. In addition, these estimates may also be affected as Peoples gains a more thorough understanding of the tax law.
The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

(Dollars in thousands)	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$20,045	35.0%	$15,785	35.0%	$5,051	34.1%
Differences in rate resulting from:
Tax-exempt interest income	(1,092)	(1.9)%	(1,170)	(2.6)%	(1,109)	(7.5)%
Investments in tax credit funds	(221)	(0.4)%	(164)	(0.4)%	(123)	(0.8)%
Bank owned life insurance	(683)	(1.2)%	(495)	(1.1)%	(204)	(1.4)%
Other, net (1)	683	1.2%	169	0.4%	260	1.8%
Income tax expense	$18,732	32.7%	$14,125	31.3%	$3,875	26.2%
(1) For 2017, the write down on net deferred tax assets of $0.9 million was as a result of the recently-enacted Tax Cuts and Jobs Act, to value the net deferred tax asset at 21%.
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Current income tax expense	$21,511	$16,587	$5,457
Deferred income tax (benefit) expense	(2,779)	(2,462)	(1,582)
Income tax expense	$18,732	$14,125	$3,875

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$6,992	$12,578
Accrued employee benefits	2,569	3,826
Investments	1,560	2,884
Bank premises and equipment	—	349
Available-for-sale securities	555	—
Other	116	1,190
Gross deferred tax assets	$11,792	$20,827
Valuation allowance	805	1,341
Total deferred tax assets	$10,987	$19,486
Deferred tax liabilities:
Purchase accounting adjustments	$6,092	$10,845
Deferred loan income	2,459	3,181
Derivative instruments	300	—
Bank premises and equipment	307	—
Available-for-sale investment securities	—	312
Other	484	1,305
Total deferred tax liabilities	$9,642	$15,643
Net deferred tax asset	$1,345	$3,843
The tax loss carryforward related to the NB&T acquisition at December 31, 2015 will be recognized in accordance with 26 U.S. Code §382 limitation of net operating loss carry forward guidance. As of December 31, 2017, Peoples had a gross operating loss carryforward of approximately $348,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2035.
The $805,000 valuation allowance was related to a partnership investment and was recorded for deferred tax assets at December 31, 2017, as it was and remains more likely than not that the $3.8 million of gross deferred tax assets may not be realized in future periods.
The federal income tax expense on securities transactions approximated $1.0 million in 2017, $326,000 in 2016 and $255,000 in 2015.
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

(Dollars in thousands)	2017	2016
Uncertain tax positions, beginning of year	$522	$417
Gross increase based on tax positions related to current year	42	113
Gross increase for tax position taken during prior years	20	45
Gross decrease for tax positions taken during prior years	—	—
Gross decrease due to the statute of limitations	(34)	(53)
Uncertain tax positions, end of year	$550	$522
Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2016. The years open to examination by state taxing authorities vary by jurisdiction.

Note 13 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2017	2016	2015
Distributed earnings allocated to common shareholders	$15,159	$11,532	$10,426
Undistributed earnings allocated to common shareholders	23,115	19,483	404
Net earnings allocated to common shareholders	$38,274	$31,015	$10,830

Weighted-average common shares outstanding	18,050,189	18,013,693	17,555,140
Effect of potentially dilutive common shares	158,495	141,770	132,655
Total weighted-average diluted common shares outstanding	18,208,684	18,155,463	17,687,795

Earnings per common share:
Basic	$2.12	$1.72	$0.62
Diluted	$2.10	$1.71	$0.61

Anti-dilutive common shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	453	20,769	46,109
Note 14 Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities, and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $4.6 million in an asset position and $3.2 million in a liability position at December 31, 2017, and there was a fair value of $5.0 million in an asset position and $3.2 million in a liability position at December 31, 2016. The amounts are recorded in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet at the periods indicated.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2017, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive loss (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction.
Peoples hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of ten months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). Peoples entered into the seven interest rate swap contracts, described above, whereby Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the year ended December 31, 2017, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no amount of interest expense will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $1.4 million for the year ended December 31, 2017. There were no pre-tax net losses recorded for the year ended in December 31, 2017. Additionally, Peoples had no reclassifications to earnings for the year ended December 31, 2017.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides a customer with a fixed rate loan while creating a variable rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $363.3 million and fair value of $3.0 million of equally offsetting assets and liabilities at December 31, 2017 and a notional value of $247.3 million and fair value of $3.2 million of equally offsetting assets and liabilities at December 31, 2016. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2017	2016
Home equity lines of credit	$83,949	$85,024
Unadvanced construction loans	112,475	119,075
Other loan commitments	260,552	269,669
Loan commitments	456,976	473,768
Standby letters of credit	$20,873	$25,651
Note 15 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of deposit liabilities. Average required reserve balances were approximately $17.7 million and $17.0 million in 2017 and 2016, respectively.

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2017, Peoples Bank had approximately $24.0 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2017, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2017.
As of December 31, 2017, the most recent notifications from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2017		2016
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (1)
Actual	$332,774	13.5%	$306,506	12.9%
For capital adequacy	111,303	4.5%	106,801	4.5%
To be well capitalized	160,772	6.5%	154,268	6.5%
Tier 1 (2)
Actual	$339,881	13.7%	$313,430	13.2%
For capital adequacy	148,405	6.0%	142,402	6.0%
To be well capitalized	197,873	8.0%	189,869	8.0%
Total Capital (3)
Actual	$361,579	14.6%	$334,957	14.1%
For capital adequacy	197,843	8.0%	189,869	8.0%
To be well capitalized	247,341	10.0%	237,336	10.0%
Tier 1 Leverage (4)
Actual	$339,881	9.9%	$313,430	9.7%
For capital adequacy	137,343	4.0%	129,803	4.0%
To be well capitalized	171,679	5.0%	162,254	5.0%
Net Risk-Weighted Assets	$2,473,329		$2,373,359

PEOPLES BANK
Common Equity Tier 1 (1)
Actual	$310,818	12.6%	$271,319	11.5%
For capital adequacy	110,955	4.5%	106,474	4.5%
To be well capitalized	160,268	6.5%	153,795	6.5%
Tier 1 (2)
Actual	$310,818	12.6%	$291,319	12.3%
For capital adequacy	147,940	6.0%	141,965	6.0%
To be well capitalized	197,254	8.0%	189,287	8.0%
Total Capital (3)
Actual	$329,611	13.4%	$309,749	13.1%
For capital adequacy	197,254	8.0%	189,287	8.0%
To be well capitalized	246,567	10.0%	236,608	10.0%
Tier 1 Leverage (4)
Actual	$310,818	9.1%	$291,319	9.0%
For capital adequacy	137,163	4.0%	129,633	4.0%
To be well capitalized	171,454	5.0%	162,041	5.0%
Net Risk-Weighted Assets	$2,465,653		$2,366,082
(1) Ratio represents Common Equity Tier 1 capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents total capital to net risk-weighted assets
(4) Ratio represents Tier 1 capital to average assets

Note 16 Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  In 2007 and 2008, Peoples granted stock appreciation rights (“SARs”) to be settled in common shares. Since February 2009, Peoples has granted restricted common shares to employees and non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
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
The following summarizes the changes to Peoples' outstanding SARs for the year ended December 31, 2017:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	2,338	$27.37
Exercised	2,024	27.93
Forfeited	—	—
Outstanding at December 31	314	$23.77	0.1 years	$2.779
Exercisable at December 31	314	$23.77	0.1 years	$2.779
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to non-employee directors expire after six months, while the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In 2017, Peoples granted an aggregate of 61,457 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. In addition, during 2017, Peoples granted, to certain key employees, an aggregate of 4,250 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date. Peoples also granted, to non-employee directors, an aggregate of 3,300 restricted common shares subject to time-based vesting with restrictions that lapsed six months after the grant date.

The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2017:

	Time Vesting		Performance Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	40,316	$21.85	142,415	$21.95
Awarded	7,550	31.36	61,457	32.42
Released	12,484	24.42	21,050	21.75
Forfeited	2,300	24.69	6,604	25.25
Outstanding at December 31	33,082	$22.85	176,218	$25.50

The total intrinsic value of restricted common shares released was $1.1 million, $1.0 million and $2.0 million in 2017, 2016 and 2015, respectively.
Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized at December 31:

(Dollars in thousands)	2017	2016	2015
Total stock-based compensation	$1,747	$1,332	$1,843
Recognized tax benefit	(367)	(466)	(645)
Net expense recognized	$1,380	$866	$1,198
Restricted common shares were the only stock-based compensation awards granted by Peoples in 2017, 2016 and 2015. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $1.4 million at December 31, 2017, which will be recognized over a weighted-average period of 1.8 years.
Performance Unit Award Agreement
 Under the 2006 Equity Plan, Peoples may award performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to officers with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards, with each performance unit representing $1.00. The performance unit awards granted are for the performance period beginning January 1, 2018 and ending on December 31, 2019, and will be subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance (measured by percentile ranking) with respect to the related maximum performance goal. If, for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to (i) the aggregate number of participant's performance units (and dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date of such vesting and rounded down to the nearest whole common share.

Note 17 Acquisitions

On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company for total cash consideration of $450,000, and recorded $450,000 of customer relationship intangibles, resulting in no goodwill. This acquisition did not materially impact Peoples' financial position, results of operations or cash flows. As of December 31, 2017, Peoples had $194,000 of contingent consideration payable related to the acquisition.
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency for total cash consideration of $1.7 million, and recorded $1.1 million of customer relationship intangibles, and $100,000 of fixed assets, resulting in $480,000 of goodwill. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows. As of December 31, 2017, Peoples had $856,000 of contingent consideration payable related to the acquisition.
On October 23, 2017, Peoples entered into an Agreement and Plan of Merger with ASB. The ASB agreement calls for ASB to merge into Peoples and for ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operates 6 full-service branches in southern Ohio and northern Kentucky, to merge into Peoples Bank. As of December 31, 2017, ASB had approximately $288.3 million in total assets, which included approximately $247.2 million in net loans, and approximately $203.2 million in total deposits. This transaction is expected to close during the second quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of ASB. Under the terms of the ASB agreement, shareholders of ASB can elect to receive either 0.592 common share of Peoples for each share of ASB common stock or $20.00 cash per share, with a limit of 15% of the merger consideration being paid in cash.
Note 18 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2017	2016
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	9,270	7,988
Due from subsidiary bank	9,486	3,255
Available-for-sale investment securities, at fair value (amortized cost of $615 at December 31, 2017 and $1,255 at December 31, 2016)	6,933	8,109
Investments in subsidiaries:
Bank	431,482	395,468
Non-bank	1,812	28,730
Other assets	1,700	1,649
Total assets	$460,733	$445,249
Liabilities:
Accrued expenses and other liabilities	$1,471	$2,589
Dividends payable	270	165
Mandatorily redeemable capital securities of subsidiary trust	400	7,234
Total liabilities	2,141	9,988
Total stockholders' equity	458,592	435,261
Total liabilities and stockholders' equity	$460,733	$445,249

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income:
Dividends from subsidiary bank	$27,000	$20,500	$17,500
Dividends from non-bank subsidiary	20,000	1,250	2,000
Net gain on securities transactions	2,602	—	—
Interest and other income	237	209	206
Total income	49,839	21,959	19,706
Expenses:
Trust preferred securities expense	346	397	304
Intercompany management fees	1,361	1,131	3,171
Other expense	3,380	3,154	5,653
Total expenses	5,087	4,682	9,128
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	44,752	17,277	10,578
Applicable income tax benefit	(1,309)	(1,718)	(3,139)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(7,590)	12,162	(2,776)
Net income	$38,471	$31,157	$10,941

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Operating activities
Net income	$38,471	$31,157	$10,941
Adjustment to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	(6,525)	190	165
Excess dividends from (equity in) undistributed earnings of subsidiaries	7,590	(12,162)	2,776
Gain on investment securities	(2,602)	—	—
Other, net	2,810	355	(1,903)
Net cash provided by operating activities	39,744	19,540	11,979
Investing activities
Net proceeds from sales and maturities of investment securities	2,359	—	—
Investment in subsidiaries	(50,883)	(22,769)	(104,584)
Decrease (increase) in receivable from subsidiary	25,496	23,389	(2,860)
Business combinations, net of cash received	—	—	83,391
Other, net	(229)	—	—
Net cash (used in) provided by investing activities	(23,257)	620	(24,053)
Financing activities
Payments on long-term borrowings	—	—	(14,400)
Purchase of treasury stock	(508)	(5,480)	(741)
Proceeds from issuance of common stock	9	18	—
Cash dividends paid	(14,706)	(11,173)	(10,065)
Excess tax benefit for share-based payments	—	26	51
Net cash used in financing activities	(15,205)	(16,609)	(25,155)
Net increase (decrease) in cash and cash equivalents	1,282	3,551	(37,229)
Cash and cash equivalents at the beginning of year	8,038	4,487	41,716
Cash and cash equivalents at the end of year	$9,320	$8,038	$4,487
Supplemental cash flow information:
Interest paid	$364	$433	$594

Note 19 Summarized Quarterly Information (Unaudited)

	2017
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$29,817	$31,208	$32,728	$32,772
Total interest expense	2,872	3,118	3,508	3,650
Net interest income	26,945	28,090	29,220	29,122
Provision for loan losses	624	947	1,086	1,115
Net (loss) gain on asset disposals and other transactions	(3)	109	(25)	(144)
Net gain on investment securities	340	18	1,861	764
Other income	13,334	13,590	12,610	13,119
Amortization of other intangible assets	863	871	869	913
Acquisition-related expenses	—	—	—	341
Total non-interest expense less amortization of other intangible assets and acquisition-related expenses	26,468	25,809	25,689	26,152
Income tax expense	3,852	4,414	5,127	5,339
Net income	$8,809	$9,766	$10,895	$9,001
Earnings per common share - Basic	$0.49	$0.54	$0.60	$0.50
Earnings per common share - Diluted	$0.48	$0.53	$0.60	$0.49
Weighted-average common shares outstanding - Basic	18,029,991	18,044,574	18,056,202	18,069,467
Weighted-average common shares outstanding - Diluted	18,192,957	18,203,752	18,213,533	18,240,092

	2016
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$28,443	$28,921	$28,730	$29,350
Total interest expense	2,676	2,613	2,607	2,683
Net interest income	25,767	26,308	26,123	26,667
Provision for loan losses	955	727	1,146	711
Net loss on asset disposals and other transactions	(31)	(769)	(224)	(109)
Net gain (loss) on investment securities	96	767	(1)	68
Other income	13,054	12,367	13,538	12,111
Amortization of other intangible assets	1,008	1,007	1,008	1,007
System conversion expenses	—	90	423	746
Total non-interest expense less amortization of other intangible and system conversion expenses	25,274	25,408	25,411	25,529
Income tax expense	3,654	3,479	3,656	3,336
Net income	$7,995	$7,962	$7,792	$7,408
Earnings per common share - Basic	$0.44	$0.44	$0.43	$0.41
Earnings per common share - Diluted	$0.44	$0.44	$0.43	$0.41
Weighted-average common shares outstanding - Basic	18,071,746	17,980,797	17,993,443	18,009,056
Weighted-average common shares outstanding - Diluted	18,194,990	18,113,812	18,110,710	18,172,030

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 26, 2018 (“Peoples' Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2017 Annual Meeting of Shareholders held on April 27, 2017.
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
In accordance with the requirements of Rule 5610 of the NASDAQ Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer, the principal accounting officer and the controller of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on each of the “Investor Relations" page and the "Corporate Governance” page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the “Governance Documents” tab on each of the “Investor Relations” page and the “Corporate Governance” page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “SUMMARY COMPENSATION TABLE FOR 2017”, “GRANTS OF PLAN-BASED AWARDS FOR 2017”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2017”, “OPTION EXERCISES AND STOCK VESTED FOR 2017”, “PENSION BENEFITS FOR 2017”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2017”, “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 regarding the security ownership of certain beneficial owners and management will be included in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of December 31, 2017, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Plan”);

(ii)	the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Directors' Deferred Compensation Plan”); and

(iii)	the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	325,526	(1)	$23.77	(2)	431,210	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	325,526		$23.77		431,210

(1)
Includes an aggregate of 14,637 common shares issuable upon exercise of options and stock appreciation rights granted under the 2006 Plan and 276,842 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Plan, and 34,047 common shares allocated to participants' bookkeeping accounts under the Deferred Directors' Compensation Plan.

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

(3)
Includes 174,608 common shares remaining available for future grants under the 2006 Plan at December 31, 2017, as well as 256,602 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.

Additional information regarding Peoples' stock-based compensation plans can be found in Note 16 of the Notes to the Consolidated Financial Statements.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS”, “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD AND COMMITTEES OF THE BOARD” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
The following reports of the independent registered public accounting firm and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by Item 8 and set forth immediately following "ITEM 9B OTHER INFORMATION" of the Form 10-K:

(a)(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits
The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the list below.

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4 (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4 (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended effective as of July 25, 2014, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4 (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4 (Registration No. 333-199152)

2.5	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4 (Registration No. 333-222054)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)
Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)
Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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
Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)
3.1(g)
Amended Articles of Incorporation of Peoples Bancorp Inc. [This document represents the Amended Articles of Incorporation of Peoples Bancorp Inc. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.]
Incorporated herein by reference to Exhibit 3.1(g) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772) (“Peoples’ 2008 Form 10-K”)

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010
Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

3.2(f)	Code of Regulations of Peoples Bancorp Inc. [This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)
Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037

Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)
First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.
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
Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

Exhibit Number	Description	Exhibit Location

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.3(c)
Notice of Removal of Administrator and Appointment of Replacement, dated February 24, 2016, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 4.9 to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2015 (File No. 0-16772) ("Peoples' 2015 Form 10-K")

4.4
Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Guarantor"
Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples' 2015 Form 10-K

10.1(b)
Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*
Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Award Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.8	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.9
Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 25, 2013; sometimes referred to as "Peoples Bancorp Inc. 2006 Equity Plan")*

Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772) ("Peoples' June 30, 2013 Form 10-Q")

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.10	First Amendment to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (adopted by the Board of Directors of Peoples Bancorp Inc. on January 25, 2018)	Filed herewith

10.11	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K

10.12	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.2 to Peoples' June 30, 2013 Form 10-Q

10.13	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Non-Employee Directors) used for grants on and after June 27, 2013*	Incorporated herein by reference to Exhibit 10.3 to Peoples' June 30, 2013 Form 10-Q

10.14
Form of Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Agreement for executive officers used to evidence awards of time-based restricted stock granted to executive officers of Peoples Bancorp Inc. (from January 1, 2012 to June 26, 2013)*
Incorporated herein by reference to Exhibit 10.43 to Peoples’ 2011 Form 10-K

10.15	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)*	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.16	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.17	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.18	Change in Control Agreement between Peoples Bancorp Inc. and John C. Rogers (adopted November 30, 2015)*	Incorporated herein by reference to Exhibit 10.35 to Peoples' 2015 Form 10-K

10.19	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.20
Form of Purchase Agreement, made as of August 4, 2014, between Peoples Bancorp Inc. and each institutional investor purchasing common shares of Peoples Bancorp Inc. in the private placement that closed on August 7, 2014
Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on August 4, 2014 (File No. 0-16772)

10.21	Change in Control Agreement between Peoples Bancorp Inc. and Robyn A. Stevens (adopted June 17, 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 0-16772)

10.22
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015*

Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.23
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015*
Incorporated herein by reference to Exhibit 10.2 to Peoples' March 31, 2017 Form 10-Q

10.24	Form of Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*
Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 0-16772) ("Peoples' March 31, 2016 Form 10-Q")

10.25	Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.26	Credit Agreement, dated as of March 4, 2016, between Peoples Bancorp Inc., as Borrower, and Raymond James Bank, N.A., as Lender	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on March 8, 2016 (File No. 0-16772) ("Peoples' March 8, 2016 Form 8-K")

10.27	Revolving Note issued by Peoples Bancorp Inc. on March 4, 2016 to Raymond James Bank, N.A., in the maximum aggregate principal amount of $15,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' March 8, 2016 Form 8-K

10.28
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017*
Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc.on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 0-16772)

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

*Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015 and (vi) Notes to the Consolidated Financial Statements.

(b)	Exhibits
The documents listed in Item 15(a)(3) are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules
None
ITEM 16 FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 27, 2018	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	2/27/2018
Charles W. Sulerzyski

/s/ JOHN C. ROGERS		Executive Vice President, Chief Financial Officer	2/27/2018
John C. Rogers		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	2/27/2018
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	2/27/2018
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	2/27/2018
George W. Broughton

/s/ DAVID F. DIERKER*		Director	2/27/2018
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	2/27/2018
James S. Huggins

/s/ BROOKE W. JAMES*		Director	2/27/2018
Brooke W. James

/s/ DAVID L. MEAD*		Chairman of the Board and Director	2/27/2018
David L. Mead

/s/ SUSAN D. RECTOR*		Director	2/27/2018
Susan D. Rector

/s/ TERRY T. SWEET*		Director	2/27/2018
Terry T. Sweet

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 25th day of January, 2018.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact