Form 10-K/A
PEOPLES BANCORP INC
filed 2018-04-06
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission File Number: 0-16772

PEOPLES BANCORP INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, P.O. Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	740-373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 18,364,088 common shares, without par value, at February 26, 2018.

Document Incorporate by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference into Part III of the Annual Report on Form 10-K.

EXPLANATORY NOTE		4

PART III
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	5
PART IV
ITEM 15	Exhibits and Financial Statement Schedules	5

SIGNATURES		7

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment” or this "report") is being filed to amend the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2017 as originally filed with the Securities and Exchange Commission ("SEC") on February 27, 2018 (the “Original Form 10-K”). As used in this Amendment, “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

This Amendment hereby amends the cover page of the Original Form 10-K in order to: (i) remove the check mark in the box following the caption “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K” and (ii) correct a ministerial error in the number of Peoples common shares reported as outstanding at February 26, 2018.

This Amendment is also being filed to correct ministerial errors in the number of Peoples common shares reported in column (a) and column (c) of the Equity Compensation Plan Information as of December 31, 2017 table (and the footnotes to those columns) included in Part III, Item 12 of the Original Form 10-K. In addition, Part IV, Item 15 (a)(3) of the Original Form 10-K is being amended to reflect the filing of new certifications by the principal executive officer and the principal financial officer of Peoples as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not amend or otherwise update any other information in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K (i.e., those occurring after February 27, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Peoples’ other filings with the SEC.

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

(i)the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the “2006 Plan”);

(ii)	the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Directors' Deferred Compensation Plan”); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	243,661	(1)	$23.77	(2)	511,809	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	243,661		$23.77		511,809

(1)Includes an aggregate of 314 common shares issuable upon exercise of options and stock appreciation rights granted under the 2006 Plan and 209,300 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Plan, and 34,047 common shares allocated to participants' bookkeeping accounts under the Deferred Directors' Compensation Plan.

(2)Represents weighted-average exercise price of outstanding options and stock appreciation rights granted under the 2006 Plan. The weighted-average exercise price does not take into account the common shares underlying participants' time-based or performance-based restricted common share awards granted under the 2006 Plan or common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.

(3)Includes 255,207 common shares remaining available for future grants under the 2006 Plan at December 31, 2017, as well as 256,602 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.

Additional information regarding Peoples' stock-based compensation plans can be found in Note 16 of the Notes to the Consolidated Financial Statements.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(3)    Exhibits

Exhibit Number	Description	Exhibit Location
31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 6, 2018	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

7