Form 10-Q
period 2018-03-31
PEOPLES BANCORP INC
filed 2018-04-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2018

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,525,101 common shares, without par value, at April 25, 2018.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017

(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$55,197	$58,121
Interest-bearing deposits in other banks	17,432	14,073
Total cash and cash equivalents	72,629	72,194
Available-for-sale investment securities, at fair value (amortized cost of $808,689 at March 31, 2018 and $797,732 at December 31, 2017) (a)	790,910	795,187
Held-to-maturity investment securities, at amortized cost (fair value of $39,440 at March 31, 2018 and $41,213 at December 31, 2017)	39,651	40,928
Other investment securities (a)	46,756	38,371
Total investment securities	877,317	874,486
Loans, net of deferred fees and costs	2,402,328	2,357,137
Allowance for loan losses	(18,798)	(18,793)
Net loans	2,383,530	2,338,344
Loans held for sale	3,581	2,510
Bank premises and equipment, net	56,247	52,510
Bank owned life insurance	62,644	62,176
Goodwill	133,111	133,111
Other intangible assets	10,709	11,465
Other assets	35,161	34,890
Total assets	$3,634,929	$3,581,686
Liabilities
Deposits:
Non-interest-bearing	$570,804	$556,010
Interest-bearing	2,242,377	2,174,320
Total deposits	2,813,181	2,730,330
Short-term borrowings	203,475	209,491
Long-term borrowings	123,481	144,019
Accrued expenses and other liabilities	37,977	39,254
Total liabilities	3,178,114	3,123,094
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value, 24,000,000 shares authorized, 18,956,838 shares issued at March 31, 2018 and 18,952,385 shares issued at December 31, 2017, including shares in treasury	344,233	345,412
Retained earnings (b)	143,297	134,362
Accumulated other comprehensive loss, net of deferred income taxes (b)	(16,062)	(5,215)
Treasury stock, at cost, 630,440 shares at March 31, 2018 and 702,449 shares at December 31, 2017	(14,653)	(15,967)
Total stockholders’ equity	456,815	458,592
Total liabilities and stockholders’ equity	$3,634,929	$3,581,686
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities (including those held in participant accounts in the non-qualified deferred compensation plan) from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity securities were included in available-for-sale investment securities, and at March 31, 2018, $8.4 million of equity securities were included in other investment securities.
(b) As of January 1, 2018, Peoples adopted ASU 2014-09 (which resulted in a reduction to retained earnings and an increase in other liabilities of $3.1 million, net of federal income taxes, to reflect uncompleted contracts in the initial application of the guidance) and ASU 2016-01 (which resulted in the reclassification of $5.0 million in net unrealized gains on equity securities from accumulated other comprehensive loss to retained earnings).
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest income:
Interest and fees on loans	$26,881	$24,299
Interest and dividends on taxable investment securities	5,650	4,709
Interest on tax-exempt investment securities	643	794
Other interest income	52	15
Total interest income	33,226	29,817
Interest expense:
Interest on deposits	2,213	1,487
Interest on short-term borrowings	968	251
Interest on long-term borrowings	686	1,134
Total interest expense	3,867	2,872
Net interest income	29,359	26,945
Provision for loan losses	1,983	624
Net interest income after provision for loan losses	27,376	26,321
Non-interest income:
Insurance income	4,655	4,102
Trust and investment income	3,068	2,682
Electronic banking income	2,785	2,561
Deposit account service charges	2,120	2,429
Bank owned life insurance income	468	493
Mortgage banking income	351	387
Commercial loan swap fees	116	268
Net gain (loss) on asset disposals and other transactions	74	(3)
Net gain on investment securities	1	340
Other non-interest income (a)	1,331	412
Total non-interest income	14,969	13,671
Non-interest expense:
Salaries and employee benefit costs	15,990	15,496
Net occupancy and equipment expense	2,866	2,713
Professional fees	1,718	1,610
Electronic banking expense	1,528	1,514
Data processing and software expense	1,322	1,142
Amortization of other intangible assets	754	863
Franchise tax expense	644	583
FDIC insurance expense	366	433
Communication expense	344	410
Marketing expense	325	280
Foreclosed real estate and other loan expenses	228	196
Other non-interest expense	2,136	2,091
Total non-interest expense	28,221	27,331
Income before income taxes	14,124	12,661
Income tax expense	2,383	3,852
Net income	$11,741	$8,809
Earnings per common share - basic	$0.64	$0.49
Earnings per common share - diluted	$0.64	$0.48
Weighted-average number of common shares outstanding - basic	18,126,089	18,029,991
Weighted-average number of common shares outstanding - diluted	18,256,035	18,192,957
Cash dividends declared	$4,771	$3,634
Cash dividends declared per common share	$0.26	$0.20
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a net gain of $460,000 during the 1st quarter of 2018.

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net income	$11,741	$8,809
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(10,113)	3,412
Related tax benefit (expense)	2,124	(1,194)
Less: reclassification adjustment for net gain included in net income	1	340
Related tax expense	—	(119)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	(5,020)	—
Related tax benefit	1,054	—
Net effect on other comprehensive (loss) income	(11,956)	1,997
Defined benefit plans:
Net gain arising during the period	—	1
Amortization of unrecognized loss and service cost on benefit plans	26	23
Related tax expense	(6)	(8)
Net effect on other comprehensive income	20	16
Cash flow hedges:
Net gain (loss) arising during the period	1,378	(103)
Related tax (expense) benefit	(289)	36
Net effect on other comprehensive income (loss)	1,089	(67)
Total other comprehensive (loss) income, net of tax expense	(10,847)	1,946
Total comprehensive income	$894	$10,755

(a)	As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
Amounts reclassified out of retained earnings net of tax per ASU 2014-09	—	(3,055)	—	—	(3,055)
Net income	—	11,741	—	—	11,741
Other comprehensive income, net of tax	—	5,020	(10,847)	—	(5,827)
Cash dividends declared	—	(4,771)	—	—	(4,771)
Exercise of stock appreciation rights	(3)	—	—	3	—
Reissuance of treasury stock for common stock awards	(2,281)	—	—	2,281	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	2	2
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,056)	(1,056)
Common shares issued under dividend reinvestment plan	161	—	—	—	161
Common shares issued under compensation plan for Boards of Directors	(84)	—	—	84	—
Stock-based compensation expense	1,028	—	—	—	1,028
Balance, March 31, 2018	$344,233	$143,297	$(16,062)	$(14,653)	$456,815

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$11,669	$13,508
Investing activities:
Available-for-sale investment securities:
Purchases	(44,359)	(41,088)
Proceeds from sales	—	555
Proceeds from principal payments, calls and prepayments	29,582	32,064
Held-to-maturity investment securities:
Purchases	—	(1,310)
Proceeds from principal payments	1,184	336
Other investment securities:
Purchases	(198)	—
Proceeds from sales	110	—
Net increase in loans	(46,404)	(23,528)
Net expenditures for bank premises and equipment	(1,476)	(490)
Proceeds from sales of (increase in) other real estate owned	104	(16)
Business acquisitions, net of cash received	—	(450)
Return of limited partnership and tax credit funds	1	634
Net cash used in investing activities	(61,456)	(33,293)
Financing activities:
Net increase in non-interest-bearing deposits	14,794	50,626
Net increase in interest-bearing deposits	68,050	141,809
Net decrease in short-term borrowings	(26,016)	(199,855)
Proceeds from long-term borrowings	—	30,000
Payments on long-term borrowings	(587)	(701)
Cash dividends paid	(4,741)	(3,518)
Repurchase of treasury stock in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(1,056)	(288)
Proceeds from issuance of common shares	2	3
Contingent consideration payments made after a business combination	(224)	(122)
Net cash provided by financing activities	50,222	17,954
Net increase (decrease) in cash and cash equivalents	435	(1,831)
Cash and cash equivalents at beginning of period	72,194	66,146
Cash and cash equivalents at end of period	$72,629	$64,315

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Peoples' 2017 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2017 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2018 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2017, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2017 Form 10-K.
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
Accounting Standards Update ("ASU") 2018-05 - Income Taxes (Topic 740): Amendment to clarify situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, Peoples partially completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Cuts and Jobs Act. In all cases, Peoples will continue to make and refine its calculations during the one-year re-measurement period as additional analysis is completed. In addition, these estimates may be affected as Peoples gains a more thorough understanding of the new tax reform legislation.
ASU 2018-04 - Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): The amendment in this ASU adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this ASU are effective when a registrant adopts ASU 2016-01, which for Peoples, was January 1, 2018. This amendment is not expected to have an impact on Peoples' consolidated financial statements.
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings as of December 31, 2017.
ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model, referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, Peoples will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected.
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
ASU 2016-02 - Leases (Topic 842): This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. This ASU will require both finance and operating leases to be recognized on the balance sheet. This ASU will affect all companies and organizations that lease real estate. The FASB issued an update in January 2018 (ASU 2018-01) providing an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
Note 2 Fair Value of Assets and Liabilities

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, Peoples measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Financial Statements. Those assets and liabilities are presented below in the sections entitled “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis.”
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
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
Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value. Assets and liabilities may change levels within the fair value hierarchy due to market conditions or other circumstances. Those transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities required to be measured at fair value on a recurring basis between levels of the fair value hierarchy during the periods presented.
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis in the Consolidated Balance Sheets by level in the fair value hierarchy.

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Securities available-for-sale:
Obligations of:
States and political subdivisions	$—	$97,205	$—	$—	$101,569	$—
Residential mortgage-backed securities	—	681,746	—	—	673,664	—
Commercial mortgage-backed securities	—	6,864	—	—	6,976	—
Bank-issued trust preferred securities	—	5,095	—	—	5,129	—
Equity securities (a)	—	—	—	7,694	155
Total available-for-sale securities	—	790,910	—	7,694	787,493	—
Securities held-to-maturity:
Obligations of:
States and political subdivisions	—	4,300	—	—	4,417	—
Residential mortgage-backed securities	—	30,978	—	—	32,227	—
Commercial mortgage-backed securities	—	4,162	—	—	4,569	—
Total held-to-maturity securities	—	39,440	—	—	41,213	—
Equity securities (a)	7,311	160	—	—	—	—
Derivative assets (b)	—	6,633	—	—	4,594	—
Liabilities:
Derivative liabilities (c)	$—	$3,870	$—	$—	$3,241	$—
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity securities had a net unrealized gain of $6.5 million.
(b) Included in other assets on the Consolidated Balance Sheets. For additional information, see Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
(c) Included in other liabilities on the Consolidated Balance Sheets. For additional information, see Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
Securities Available-for-Sale and Held-to-Maturity: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Equity Securities: The fair value of Peoples' equity securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets/Liabilities: Derivative assets/liabilities are recognized in the Consolidated Balance Sheets at their fair value within other assets/liabilities. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis in the Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$20,386	$—	$—	$20,602
Loans held for sale	—	—	3,581	—	—	2,510
Other real estate owned (OREO)	—	—	99	—	—	208
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At March 31, 2018, impaired loans had an aggregate outstanding principal balance of $25.2 million.  For the three months ended March 31, 2018, Peoples recognized $20,000 of losses on impaired loans, through the allowance for loan losses.
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis (Level 3).
Other Real Estate Owned: Other real estate owned ("OREO"), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property (Level 3).
Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value in the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$72,629	$72,629	$72,194	$72,194
Other investment securities:
FHLB stock	2	28,132	28,132	28,132	28,132
FRB stock	2	10,179	10,179	10,179	10,179
Non-qualified deferred comp (a)	2	914	914	—	—
FHLMC stock	2	60	60	60	60
Total other investment securities		39,285	39,285	38,371	38,371
Loans	3	2,383,530	2,297,373	2,338,344	2,274,194
Bank owned life insurance (BOLI)	3	62,644	62,644	62,176	62,176
Bank premises and equipment, net	3	56,247	56,247	52,510	52,510
Servicing rights (b)	3	2,303	2,303	2,305	2,305
Liabilities:
Deposits	2	$2,813,181	$2,809,738	$2,730,330	$2,730,071
Short-term borrowings	2	203,475	203,494	209,491	209,628
Long-term borrowings	2	123,481	119,817	144,019	142,108
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities (including those held in participant accounts in the non-qualified deferred compensation plan) from available-for-sale investment securities to other investment securities.
(b) Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market.
 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less (Level 1).
Other Investment Securities: Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB") (Level 2).
Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3).  In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.
Bank Owned Life Insurance: Peoples’s bank owned life insurance policies are recorded at their cash surrender value (Level 3). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets owned. Major improvements to leased facilities are capitalized and included in bank premises at cost less accumulated depreciation, which is calculated on the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement (Level 3).
Servicing Rights ("SRs"): SRs are recorded at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or net servicing loss, and assesses servicing assets or liabilities for impairment or increased obligation based on the fair value at each reporting date. The fair value of the SRs is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3).
Deposits: The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2).
Short-term Borrowings: The fair value of short-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2).
Long-term Borrowings: The fair value of long-term borrowings is estimated using a discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2).
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  These financial assets and liabilities include the following: customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value that are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of:
States and political subdivisions	$96,730	$1,052	$(577)	$97,205
Residential mortgage-backed securities	699,788	2,195	(20,237)	681,746
Commercial mortgage-backed securities	6,974	—	(110)	6,864
Bank-issued trust preferred securities	5,197	116	(218)	5,095
Total available-for-sale securities	$808,689	$3,363	$(21,142)	$790,910
December 31, 2017
Obligations of:
States and political subdivisions	100,039	1,786	(256)	101,569
Residential mortgage-backed securities	684,100	2,582	(13,018)	673,664
Commercial mortgage-backed securities	7,004	11	(39)	6,976
Bank-issued trust preferred securities	5,195	141	(207)	5,129
Equity securities (a)	1,394	6,520	(65)	7,849
Total available-for-sale securities	$797,732	$11,040	$(13,585)	$795,187
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies at both March 31, 2018 and December 31, 2017.  At December 31, 2017, there were no equity securities of a single issuer that exceeded 10% of stockholders' equity.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Gross gains realized	$2	$340
Gross losses realized	1	—
Net gain (loss) realized	$1	$340
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2018
Obligations of:
States and political subdivisions	$26,370	$306	37	$5,095	$271	2	$31,465	$577
Residential mortgage-backed securities	321,636	7,396	95	279,802	12,841	86	601,438	20,237
Commercial mortgage-backed securities	5,609	93	2	1,256	17	1	6,865	110
Bank-issued trust preferred securities	—	—	—	2,782	218	3	2,782	218
Total	$353,615	$7,795	134	$288,935	$13,347	92	$642,550	$21,142
December 31, 2017
Obligations of:
States and political subdivisions	$16,985	$89	18	$5,308	$167	1	$22,293	$256
Residential mortgage-backed securities	274,998	3,462	77	291,812	9,556	88	566,810	13,018
Commercial mortgage-backed securities	2,487	23	1	1,274	16	1	3,761	39
Bank-issued trust preferred securities	—	—	—	2,792	207	3	2,792	207
Equity securities (a)	276	1	1	112	64	1	388	65
Total	$294,746	$3,575	97	$301,298	$10,010	94	$596,044	$13,585
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At March 31, 2018, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2018 and December 31, 2017 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2018, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the four positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.5 million and $0.3 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
Furthermore, the unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2018 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$1,294	$10,503	$30,295	$54,638	$96,730
Residential mortgage-backed securities	439	14,398	40,311	644,640	699,788
Commercial mortgage-backed securities	—	5,701	—	1,273	6,974
Bank-issued trust preferred securities	—	—	2,197	3,000	5,197
Total available-for-sale securities	$1,733	$30,602	$72,803	$703,551	$808,689
Fair value
Obligations of:
States and political subdivisions	$1,301	$10,492	$30,332	$55,080	$97,205
Residential mortgage-backed securities	433	14,140	39,654	627,519	681,746
Commercial mortgage-backed securities	—	5,608	—	1,256	6,864
Bank-issued trust preferred securities	—	—	2,313	2,782	5,095
Total available-for-sale securities	$1,734	$30,240	$72,299	$686,637	$790,910
Total weighted-average yield	2.77%	2.52%	3.15%	2.86%	2.88%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of:
States and political subdivisions	$3,807	$493	$—	$4,300
Residential mortgage-backed securities	31,590	192	(804)	30,978
Commercial mortgage-backed securities	4,254	—	(92)	4,162
Total held-to-maturity securities	$39,651	$685	$(896)	$39,440
December 31, 2017
Obligations of:
States and political subdivisions	$3,810	$607	$—	$4,417
Residential mortgage-backed securities	32,487	269	(529)	32,227
Commercial mortgage-backed securities	4,631	—	(62)	4,569
Total held-to-maturity securities	$40,928	$876	$(591)	$41,213
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2018 and 2017.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2018
Residential mortgage-backed securities	$5,774	$48	4	$11,729	$756	3	$17,503	$804
Commercial mortgage-backed securities	—	—	—	4,162	92	1	4,162	92
Total	$5,774	$48	4	$15,891	$848	4	$21,665	$896
December 31, 2017
Residential mortgage-backed securities	$1,476	$4	2	$12,098	$525	3	$13,574	$529
Commercial mortgage-backed securities	—	—	—	4,569	62	1	4,569	62
Total	$1,476	$4	2	$16,667	$587	4	$18,143	$591
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$312	$2,981	$514	$3,807
Residential mortgage-backed securities	—	439	6,336	24,815	31,590
Commercial mortgage-backed securities	—	—	—	4,254	4,254
Total held-to-maturity securities	$—	$751	$9,317	$29,583	$39,651
Fair value
Obligations of:
States and political subdivisions	$—	$312	$3,459	$529	$4,300
Residential mortgage-backed securities	—	430	6,315	24,233	30,978
Commercial mortgage-backed securities	—	—	—	4,162	4,162
Total held-to-maturity securities	$—	$742	$9,774	$28,924	$39,440
Total weighted-average yield	—%	3.16%	2.79%	3.53%	3.35%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB"), and equity securities. As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2018	December 31, 2017
March 31, 2018
FHLB stock	$28,132	$28,132
FRB stock	10,179	10,179
Equity securities (a)	7,471	—
Other	974	60
Total other investment securities	$46,756	$38,371
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $551.1 million and $522.7 million at March 31, 2018 and December 31, 2017, respectively, and held-to-maturity investment securities with carrying values of $17.9 million and $18.3 million at March 31, 2018 and December 31, 2017, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $5.0 million and $6.7 million at March 31, 2018 and December 31, 2017, respectively, and held-to-maturity securities with carrying values of $19.0 million and $19.9 million at March 31, 2018 and December 31, 2017, respectively, to secure additional borrowing capacity at the FHLB and the FRB.
Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and northeastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$99,757	$107,118
Commercial real estate, other	627,932	595,447
Commercial real estate	727,689	702,565
Commercial and industrial	455,243	438,051
Residential real estate	302,890	304,523
Home equity lines of credit	87,722	88,902
Consumer, indirect	347,607	340,390
Consumer, direct	67,386	67,010
Consumer	414,993	407,400
Deposit account overdrafts	543	849
Total originated loans	$1,989,080	$1,942,290
Acquired loans:
Commercial real estate, construction	$8,054	$8,319
Commercial real estate, other	156,115	165,120
Commercial real estate	164,169	173,439
Commercial and industrial	33,815	34,493
Residential real estate	194,063	184,864
Home equity lines of credit	20,008	20,575
Consumer, indirect	253	329
Consumer, direct	940	1,147
Consumer	1,193	1,476
Total acquired loans	$413,248	$414,847
Loans, net of deferred fees and costs	$2,402,328	$2,357,137

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial real estate, other	$7,794	$8,117
Commercial and industrial	718	767
Residential real estate	19,156	19,532
Consumer	27	33
Total outstanding balance	$27,695	$28,449
Net carrying amount	$18,864	$19,564
Changes in the accretable yield for purchased credit impaired loans for the three months ended March 31, 2018 were as follows:

	For the three moths ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Balance, December 31, 2017	$6,704	$7,132
Accretion	(412)	(461)
Balance, March 31, 2018	$6,292	$6,671
Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired loans accounted for and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status and loans that have become past due.
Cash flows expected to be collected on purchased credit impaired loans are estimated by incorporating several key assumptions, similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and possibly the principal expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $486.5 million and $487.2 million at March 31, 2018 and December 31, 2017, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $71.5 million and $74.0 million at March 31, 2018 and December 31, 2017, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$732	$754	$—	$—
Commercial real estate, other	6,673	6,877	—	—
Commercial real estate	7,405	7,631	—	—
Commercial and industrial	1,598	739	—	—
Residential real estate	3,666	3,546	298	548
Home equity lines of credit	507	550	29	50
Consumer, indirect	306	256	—	—
Consumer, direct	17	39	—	16
Consumer	323	295	—	16
Total originated loans	$13,499	$12,761	$327	$614
Acquired loans:
Commercial real estate, other	$269	$192	$71	$215
Commercial and industrial	141	259	—	45
Residential real estate	2,062	2,168	632	730
Home equity lines of credit	230	312	—	22
Consumer, direct	1	—	—	—
Total acquired loans	$2,703	$2,931	$703	$1,012
Total loans	$16,202	$15,692	$1,030	$1,626

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$732	$732	$99,025	$99,757
Commercial real estate, other	596	—	6,512	7,108	620,824	627,932
Commercial real estate	596	—	7,244	7,840	719,849	727,689
Commercial and industrial	1,352	1,180	1,570	4,102	451,141	455,243
Residential real estate	4,220	1,107	1,778	7,105	295,785	302,890
Home equity lines of credit	111	122	337	570	87,152	87,722
Consumer, indirect	1,510	176	152	1,838	345,769	347,607
Consumer, direct	204	24	11	239	67,147	67,386
Consumer	1,714	200	163	2,077	412,916	414,993
Deposit account overdrafts	—	—	—	—	543	543
Total originated loans	$7,993	$2,609	$11,092	$21,694	$1,967,386	$1,989,080
Acquired loans:
Commercial real estate, construction	$33	$—	$—	$33	$8,021	$8,054
Commercial real estate, other	490	—	264	754	155,361	156,115
Commercial real estate	523	—	264	787	163,382	164,169
Commercial and industrial	—	—	105	105	33,710	33,815
Residential real estate	2,499	782	1,982	5,263	188,800	194,063
Home equity lines of credit	59	—	182	241	19,767	20,008
Consumer, indirect	4	—	—	4	249	253
Consumer, direct	16	2	—	18	922	940
Consumer	20	2	—	22	1,171	1,193
Total acquired loans	$3,101	$784	$2,533	$6,418	$406,830	$413,248
Total loans	$11,094	$3,393	$13,625	$28,112	$2,374,216	$2,402,328

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$107,118	$107,118
Commercial real estate, other	990	—	6,492	7,482	587,965	595,447
Commercial real estate	990	—	6,492	7,482	695,083	702,565
Commercial and industrial	1,423	92	706	2,221	435,830	438,051
Residential real estate	4,562	1,234	2,408	8,204	296,319	304,523
Home equity lines of credit	502	80	395	977	87,925	88,902
Consumer, indirect	2,153	648	105	2,906	337,484	340,390
Consumer, direct	417	46	48	511	66,499	67,010
Consumer	2,570	694	153	3,417	403,983	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$10,047	$2,100	$10,154	$22,301	$1,919,989	$1,942,290
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,319	$8,319
Commercial real estate, other	775	948	312	2,035	163,085	165,120
Commercial real estate	775	948	312	2,035	171,404	173,439
Commercial and industrial	—	1	171	172	34,321	34,493
Residential real estate	4,656	1,391	1,910	7,957	176,907	184,864
Home equity lines of credit	126	—	301	427	20,148	20,575
Consumer, indirect	3	—	—	3	326	329
Consumer, direct	10	11	—	21	1,126	1,147
Consumer	13	11	—	24	1,452	1,476
Total acquired loans	$5,570	$2,351	$2,694	$10,615	$404,232	$414,847
Total loans	$15,617	$4,451	$12,848	$32,916	$2,324,221	$2,357,137
During the first three months of 2018, Peoples' delinquency trends improved compared to the balances at December 31, 2017, as total loans past due declined in both the originated and acquired loan portfolios.
Credit Quality Indicators
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2018
Originated loans:
Commercial real estate, construction	$92,383	$6,190	$732	$—	$452	$99,757
Commercial real estate, other	596,903	14,058	16,971	—	—	627,932
Commercial real estate	689,286	20,248	17,703	—	452	727,689
Commercial and industrial	404,591	46,477	4,175	—	—	455,243
Residential real estate	17,037	579	11,270	131	273,873	302,890
Home equity lines of credit	454	—	—	—	87,268	87,722
Consumer, indirect	51	6	—	—	347,550	347,607
Consumer, direct	37	—	—	—	67,349	67,386
Consumer	88	6	—	—	414,899	414,993
Deposit account overdrafts	—	—	—	—	543	543
Total originated loans	$1,111,456	$67,310	$33,148	$131	$777,035	$1,989,080
Acquired loans:
Commercial real estate, construction	$8,003	$—	$51	$—	$—	$8,054
Commercial real estate, other	144,647	3,440	7,918	110	—	156,115
Commercial real estate	152,650	3,440	7,969	110	—	164,169
Commercial and industrial	31,351	185	2,279	—	—	33,815
Residential real estate	11,633	647	1,024	—	180,759	194,063
Home equity lines of credit	44	—	—	—	19,964	20,008
Consumer, indirect	8	—	—	—	245	253
Consumer, direct	32	—	—	—	908	940
Consumer	40	—	—	—	1,153	1,193
Total acquired loans	$195,718	$4,272	$11,272	$110	$201,876	$413,248
Total loans	$1,307,174	$71,582	$44,420	$241	$978,911	$2,402,328

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2017
Originated loans:
Commercial real estate, construction	$100,409	$5,502	$754	$—	$453	$107,118
Commercial real estate, other	561,320	17,189	16,938	—	—	595,447
Commercial real estate	661,729	22,691	17,692	—	453	702,565
Commercial and industrial	420,477	13,062	4,512	—	—	438,051
Residential real estate	17,896	1,000	11,371	216	274,040	304,523
Home equity lines of credit	454	—	—	—	88,448	88,902
Consumer, indirect	55	8	—	—	340,327	340,390
Consumer, direct	33	—	—	—	66,977	67,010
Consumer	88	8	—	—	407,304	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$1,100,644	$36,761	$33,575	$216	$771,094	$1,942,290
Acquired loans:
Commercial real estate, construction	$8,267	$—	$52	$—	$—	$8,319
Commercial real estate, other	149,486	6,527	9,107	—	—	165,120
Commercial real estate	157,753	6,527	9,159	—	—	173,439
Commercial and industrial	32,011	157	2,325	—	—	34,493
Residential real estate	12,543	593	1,105	—	170,623	184,864
Home equity lines of credit	124	—	—	—	20,451	20,575
Consumer, indirect	12	—	—	—	317	329
Consumer, direct	35	—	—	—	1,112	1,147
Consumer	47	—	—	—	1,429	1,476
Total acquired loans	$202,478	$7,277	$12,589	$—	$192,503	$414,847
Total loans	$1,303,122	$44,038	$46,164	$216	$963,597	$2,357,137
In the first three months of 2018, Peoples' classified loans, which are loans categorized as substandard or doubtful, declined compared to the balances at December 31, 2017 mostly due to loan payoffs.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2018
Commercial real estate, construction	$819	$—	$732	$732	$—	$743	$—
Commercial real estate, other	14,480	14	13,132	13,146	1	13,295	105
Commercial real estate	15,299	14	13,864	13,878	1	14,038	105
Commercial and industrial	2,429	1,699	557	2,256	224	1,890	15
Residential real estate	24,422	476	22,459	22,935	57	22,839	312
Home equity lines of credit	1,647	70	1,573	1,643	15	1,652	20
Consumer, indirect	301	74	231	305	20	285	5
Consumer, direct	76	53	23	76	39	77	1
Consumer	377	127	254	381	59	362	6
Total	$44,174	$2,386	$38,707	$41,093	$356	$40,781	$458
December 31, 2017
Commercial real estate, construction	$821	$—	$754	$754	$—	$788	$—
Commercial real estate, other	14,909	14	13,606	13,620	1	14,392	503
Commercial real estate	15,730	14	14,360	14,374	1	15,180	503
Commercial and industrial	1,690	951	572	1,523	199	1,668	65
Residential real estate	24,743	477	22,626	23,103	58	23,195	1,246
Home equity lines of credit	1,707	81	1,624	1,705	18	1,505	85
Consumer, indirect	273	70	206	276	26	184	20
Consumer, direct	87	56	28	84	37	79	7
Consumer	360	126	234	360	63	263	27
Total	$44,230	$1,649	$39,416	$41,065	$339	$41,811	$1,926
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

The following table summarizes the loans that were modified as a TDR during the three months ended March 31:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2018
Originated loans:
Residential real estate	2	$193	$193	$193
Consumer, indirect	7	86	86	86
Consumer, direct	2	4	4	4
Consumer	9	90	90	90
Total originated loans	11	$283	$283	$283
Acquired loans:
Commercial real estate, other	1	$50	$50	$50
Residential real estate	2	269	269	269
Consumer, other	1	1	1	1
Total acquired loans	4	$320	$320	$320
March 31, 2017
Originated loans:
Residential real estate	2	$105	$105	$105
Home equity lines of credit	3	226	226	225
Consumer, indirect	4	80	80	80
Consumer, direct	2	9	9	9
Consumer	6	89	89	89
Total originated loans	11	$420	$420	$419
Acquired loans:
Commercial real estate, other	2	$271	$271	$271
Residential real estate	2	126	126	126
Home equity lines of credit	4	294	294	326
Consumer, direct	1	9	9	9
Total acquired loans	9	$700	$700	$732
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those acquired loans modified in a TDR during the year that subsequently defaulted (i.e., are 90 days or more past due following a modification) during the three months ended March 31:

	March 31, 2018			March 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	—	$—	$—	1	$73	$—
Total	—	$—	$—	1	$73	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Peoples did not have any originated loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the three months ended March 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Other	Deposit Account Overdrafts	Total
Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(842)	(31)	(145)	(37)	(929)	(110)	(205)	(2,299)
Recoveries	15	—	26	7	134	69	70	321
Net (charge-offs)	(827)	(31)	(119)	(30)	(795)	(41)	(135)	(1,978)
Provision for (recovery of) loan losses	1,092	(513)	301	27	885	50	141	1,983
Balance, March 31, 2018	$8,062	$5,269	$1,086	$690	$3,034	$473	$76	$18,690

Period-end amount allocated to:
Loans individually evaluated for impairment	$1	$224	$57	$15	$20	$39	$—	$356
Loans collectively evaluated for impairment	8,061	5,045	1,029	675	3,014	434	76	18,334
Ending balance	$8,062	$5,269	$1,086	$690	$3,034	$473	$76	$18,690

Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	—	(117)	(108)	(3)	(483)	(40)	(349)	(1,100)
Recoveries	102	—	89	3	206	50	65	515
Net recoveries (charge-offs)	102	(117)	(19)	—	(277)	10	(284)	(585)
(Recovery of) provision for loan losses	(208)	298	182	(13)	374	(90)	224	767
Balance, March 31, 2017	$7,066	$6,534	$1,145	$675	$2,409	$438	$111	$18,378

Period-end amount allocated to:
Loans individually evaluated for impairment	$462	$449	$139	$16	$24	$2	$—	$1,092
Loans collectively evaluated for impairment	6,604	6,085	1,006	659	2,385	436	111	17,286
Ending balance	$7,066	$6,534	$1,145	$675	$2,409	$438	$111	$18,378

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

The following table presents activity in the allowance for loan losses for acquired loans for the three months ended March 31:

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Purchased credit impaired loans:
Balance, beginning of period	$108	$233
Recovery of loan losses	—	(143)
Balance, March 31	$108	$90
During the first quarter of 2017, Peoples recorded a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off during the quarter.

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$95,000	1.94%	$115,000	1.86%
FHLB amortizing, fixed-rate advances	21,352	2.02%	21,939	2.02%
Junior subordinated debt securities	7,151	6.89%	7,107	6.51%
Unamortized debt issuance costs	(22)	—%	(27)	—%
Total long-term borrowings	$123,481	2.24%	$144,019	2.11%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first three months of 2018, no additional borrowings were entered into and one long-term FHLB non-amortizing advance in the amount of $20.0 million was reclassified to short-term borrowings as the maturity became less than one year.
As of March 31, 2018, Peoples' FHLB putable and callable option-based advances had one remaining putable or callable option. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from two to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2018, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances. Two of the seven swaps became effective in January 2018. Of the five remaining swaps two will become effective in April 2018, one in July of 2018 and two in October 2018. Theses dates roughly coincide with the maturity of existing FHLB advances. Additional information regarding Peoples' interest rate swaps can be found in Note 14 of the Notes to the Unaudited Consolidated Financial Statements included in Peoples' 2017 Form 10-K..
Peoples maintains a multi-year unsecured $15.0 million revolving credit facility (the “Credit Facility”) with Raymond James Bank, N.A. that matures on March 4, 2019. Borrowings under the Credit Facility may be used: (i) to make acquisitions; (ii) to make stock repurchases; (iii) for working capital needs; and (iv) for other general corporate purposes. Each loan under the Credit Facility will bear interest per annum at a rate equal to 3.00% plus the one-month LIBOR rate, which rate will reset monthly. As of March 31, 2018, there were no borrowings outstanding under the Credit Facility. Additional information regarding the Credit Facility can be found in Note 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine months ending December 31, 2018	$3,840	1.58%
Year ending December 31, 2019	13,508	1.21%
Year ending December 31, 2020	25,564	1.83%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.96%
Thereafter	42,069	3.26%
Total long-term borrowings	$123,481	2.24%

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2018:

	Common Shares	Treasury Stock
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Release of restricted common shares	—	28,387
Cancellation of restricted common shares	—	170
Exercise of stock appreciation rights	—	(102)
Grant of restricted common shares	—	(86,876)
Grant of common shares	—	(11,112)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	1,197
Reissuance of treasury stock	—	(73)
Common shares issued under dividend reinvestment plan	4,453	—
Common shares issued under compensation plan for Boards of Directors	—	(3,600)
Shares at March 31, 2018	18,956,838	630,440
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2018, Peoples had no preferred shares issued or outstanding.
On April 13, 2018, Peoples issued 1,152,711 common shares to ASB Financial Corp. ("ASB") shareholders.

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	(2,088)	(4,256)	1,129	(5,215)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(1)	—	—	(1)
Amounts reclassified out of accumulated other comprehensive loss income per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(6,935)	20	1,089	(5,826)
Balance, March 31, 2018	$(14,044)	$(4,236)	$2,218	$(16,062)

Note 7 Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.  For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation during the years 2003 through 2009, plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also provides post-retirement health and life insurance benefits to former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in Peoples medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples’ policy is to fund the cost of the health benefits as they arise.
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest cost	$105	$113
Expected return on plan assets	(147)	(138)
Amortization of net loss	28	25
Net periodic cost	$(14)	$—

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest cost	$1	$1
Amortization of net gain	(2)	(2)
Net periodic cost	$(1)	$(1)
There were no settlement charges recorded in the three months ended March 31, 2018 or March 31, 2017 under the noncontributory defined benefit pension plan.

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017
Distributed earnings allocated to common shareholders	$4,716	$3,604
Undistributed earnings allocated to common shareholders	6,962	5,162
Net earnings allocated to common shareholders	$11,678	$8,766

Weighted-average common shares outstanding	18,126,089	18,029,991
Effect of potentially dilutive common shares	129,946	162,966
Total weighted-average diluted common shares outstanding	18,256,035	18,192,957

Earnings per common share:
Basic	$0.64	$0.49
Diluted	$0.64	$0.48

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	32	455
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
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $6.6 million in an asset position and $3.9 million in a liability position at March 31, 2018, and there was $4.6 million in an asset position and $3.2 million in a liability position at December 31, 2017. The amounts are recorded in other assets, and accrued expenses and other liabilities on the consolidated balance sheet at the periods indicated.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2018, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is initially reported in accumulated other comprehensive income ("AOCI") (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances used to fund the swaps are matched to the reset dates and payment dates on the receipt of the 3-month LIBOR floating portion of the swaps to ensure effectiveness of the cashflow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
Peoples entered into the seven interest rate swap contracts, described above, whereby Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three months ended March 31, 2018, and March 31, 2017, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no interest expense amount will be reclassified.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $2.8 million at March 31, 2018. There were no pre-tax net losses recorded for the three months ended March 31, 2018. Additionally, Peoples had no reclassifications to earnings in the three months ended March 31, 2018 or March 31, 2017.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $373.1 million and fair value of $3.9 million of equally offsetting assets and liabilities at March 31, 2018, and a notional value of $363.3 million and fair value of $3.0 million of equally offsetting assets and liabilities at December 31, 2017. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,081,260.  The maximum number of common shares that can be issued for incentive stock options is 800,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since 2009, Peoples has granted restricted common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In 2018, the Board of Directors granted unrestricted common shares to non-employee directors and to all full-time and part-time employees who did not already participate in the equity plans. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the respective grant dates and expired ten years from the respective date of grant. The most recent grant of SARs occurred in 2008 and expired on February 20, 2018. The following table summarizes the changes to Peoples' SARs for the three months ended March 31, 2018:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	314	$23.77
Exercised	314	23.77
Outstanding at March 31	—	$—	0.0 years	$—
Exercisable at March 31	—	$—	0.0 years	$—

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Restrictions on restricted common shares awarded to non-employee directors expired after six months, for awards granted through 2017. Beginning in 2018, common shares awarded to non-employee directors vest immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first three months of 2018, Peoples granted an aggregate of 84,876 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first three months of 2018, Peoples granted, to certain key employees, an aggregate of 2,000 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2018:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	33,082	$22.85	176,218	$25.50
Awarded	2,000	35.32	84,876	35.43
Released	—	—	82,861	23.63
Forfeited	—	—	170	33.66
Outstanding at March 31	35,082	$23.56	178,063	$31.09

For the three months ended March 31, 2018, the total intrinsic value for restricted common shares released was $2.9 million compared to $0.7 million for the three months ended March 31, 2017.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples' salaries and employee benefit costs, based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Total stock-based compensation expense	$1,028	$568
Recognized tax benefit	(216)	(199)
Net expense recognized	$812	$369
Total unrecognized stock-based compensation expense related to unvested awards was $3.1 million at March 31, 2018, which will be recognized over a weighted-average period of 2.2 years. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,600 unrestricted common shares, which resulted in an additional $128,000 of stock-based compensation expense being recognized. On February 14, 2018, the Board of Directors granted an aggregate of 11,112 unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in an additional $388,000 of stock-based compensation expense being recognized.
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
Note 11 Revenue

As of January 1, 2018, Peoples adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), and all subsequent updates that modified ASC 606. Peoples has elected to adopt this new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. As of January 1, 2018, Peoples recorded a cumulative-effect adjustment for uncompleted contracts, which resulted in a reduction to retained earnings and an increase in accrued expenses and other liabilities of $3.1 million, which is net of federal income taxes. The impact during the first quarter of 2018 was an increase in insurance income and a decrease in retained earnings of $0.4 million as a result of applying ASC 606. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those respective periods.
Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur, once the uncertainty is resolved. Peoples recognizes revenue from contracts with customers under the following revenue streams:
Insurance Income: Insurance income generally consists of commissions and fees from the sale of insurance policies, third-party administration services and performance-based commissions from insurance companies.
Peoples recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholder during the policy period. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, for which Peoples is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. Peoples estimates the variable consideration based upon the "most likely amount" method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience. Payment is due from the insurance carrier for commission income once the insurance policy has been sold. Peoples has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned.
Fees related to third-party administration services performed are recognized over time, in the period in which services have been provided, and are recognized monthly in the month the services were performed.
Performance-based commissions from insurance companies are recognized at a point in time, when received, and no contingencies remain.
Trust and Investment Income: Trust and investment income consists of revenue from fiduciary and brokerage activities, which includes fees for services such as asset management, record keeping, retirement services and estate management, and investment commissions and fees related to the sale of investments. Trust and investment income is recognized over time which reflects the duration of the contract period for which services have been provided. Trust and investment income is variable as it is based on the value of assets under administration and management, and specific transactions. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer when billed, which is typically a monthly or quarterly billing for services rendered in the most recent period, for which the performance obligation has been satisfied. Peoples has elected to apply a practical expedient of right to invoice when recognizing trust and investment income, as Peoples has fulfilled the performance obligation, the customer has consumed the service, and Peoples has a right to the related income. Peoples has also elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to financial advisors, and will expense these commissions paid to financial advisors as incurred, as these costs are related to the trust and investment income and would have been amortized within one year or less if they had been capitalized, the same period over which the income was earned.
Electronic Banking Income: Electronic banking income consists of two revenue streams related to interchange income and promotional and usage income.
Peoples recognizes interchange income over time, on a monthly basis, and is based on transactional volume of debit card activity completed by its customers during the month in which income is recognized. Peoples is obligated to certain debit card activity being performed by its customers over a certain period of time. Interchange income is variable as it is based on the transaction volume of debit card activity completed by Peoples' customers. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the vendor within one month of the completed customer debit card activity. Peoples has elected to apply a practical expedient of right to invoice when recognizing interchange income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Peoples also recognizes promotional and usage income over time, on a monthly basis, and is related to branding of debit cards and promotion or use of certain services provided by third-party vendors. Peoples is obligated to brand its debit cards in a certain manner, and promote and use services provided by third-party vendors. Promotional and usage income is variable as it is based on certain metrics achieved for promotion and usage of services provided by the third-party vendors. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the third-party vendor within 45 days of the monthly fulfillment of Peoples' performance obligation. Peoples has elected to apply a practical expedient of right to invoice when recognizing promotional and usage income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Deposit Account Service Charges: Deposit account service charges consist of two revenue streams related to ongoing maintenance fees for deposit accounts and certain transactional-based fees.
Ongoing maintenance fees are recognized on a monthly basis, with the monthly period beginning on the day of the month on which the account was opened. Ongoing maintenance fee income is variable as these fees can be reduced if a customer meets certain qualifying metrics. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. For accounts that are assessed maintenance fees through the account analysis process, payment is due from the customer within one month of the monthly period in which the account was open. For all other accounts, monthly maintenance fees are assessed to the account on the last day of the monthly period. Peoples has elected to apply a practical expedient of right to invoice when recognizing ongoing maintenance fees for deposit accounts, as Peoples has fulfilled the required performance obligations, the customer has consumed the service, and Peoples has a right to the related income.
Transactional-based deposit account fees are recognized at a point in time, which is at the completion of the relevant transaction. Peoples is obligated to perform certain transactions as requested by its consumer and business deposit account customers, which are outside of the normal maintenance requirements. Transactional-based deposit account fee income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Commercial Loan Swap Fees: Commercial loan swap fees consist of income related to transactions in which Peoples acts as an agent between a third-party vendor and certain Peoples commercial loan customers for which an interest rate swap occurs. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples. Commercial loan swap fee income is variable as these fees are a certain percentage of the total swap fee collected on a completed transaction. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Other Non-Interest Income: Other non-interest income includes certain revenues that are transactional-based, such as wire transfer fees, money order fees and other ancillary fees or services. These transactional-based fees are recognized as income at a point in time, at the completion of the relevant transaction. Transactional-based other non-interest income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
The following table details Peoples' revenue from contracts with customers for the three months ended March 31, 2018:

Three Months Ended
(Dollars in thousands)	March 31, 2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,189
Fees related to third-party administration services (a)	119
Performance-based commissions (b)	1,347
Trust and investment income (a)	3,068
Electronic banking income:
Interchange income (a)	2,264
Promotional and usage income (a)	521
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	675
Transactional-based fees (b)	1,445
Commercial loan swap fees (b)	116
Other non-interest income transactional-based fees (b)	281
Total	$13,025

Timing of revenue recognition:
Services transferred over time	$9,836
Services transferred at a point in time	3,189
Total	$13,025
(a)Services transferred over time
(b)Services transferred at a point in time

Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. The following table details the change in Peoples' contract liabilities for the period ended March 31, 2018:

Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2018 (a)	$4,700
Additional deferred income	1,824
Recognition of income previously deferred	(2,215)
Balance, March 31, 2018	$4,309
(a)The amount of $3.1 million reported elsewhere throughout the document is the $4.7 million noted above, net of federal corporate income taxes.

The following table details the impact of the adoption of ASU 2014-09 to Peoples' consolidated statements of income and balance sheets, compared to amounts that would have been recognized under previous guidance:

	At or For the Three Months Ended
	March 31, 2018
(Dollars in thousands)	As Reported	Impact of ASC 606	Amounts Recognized Under Previous Guidance
Non-interest income:
Insurance income	$4,655	$(391)	$4,264
Liabilities:
Accrued expenses and other liabilities	37,977	2,746	35,231
Stockholders' equity:
Retained earnings	143,297	(2,746)	146,043
Note 12 Acquisitions

On April 13, 2018, Peoples completed its acquisition of ASB for total consideration of $41.5 million, which reflected the conversion of each of the 1,979,034 outstanding ASB common shares into $20.00 in cash or 0.592 in Peoples' common shares. ASB merged into Peoples and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operates six full-service branches in southern Ohio and northern Kentucky, merged into Peoples Bank.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2018	2017
Per Common Share Data
Earnings per common share – basic	$0.64	$0.49
Earnings per common share – diluted	0.64	0.48
Cash dividends declared per common share	0.26	0.20
Book value per common share (a)	24.87	24.25
Tangible book value per common share (a)(b)	$17.04	$16.28
Weighted-average number of common shares outstanding – basic	18,126,089	18,029,991
Weighted-average number of common shares outstanding – diluted	18,256,035	18,192,957
Common shares outstanding at end of period	18,365,035	18,270,508
Closing stock price at end of period	$35.45	$31.66
Significant Ratios
Return on average stockholders' equity (c)	10.48%	8.14%
Return on average tangible stockholders' equity (c)(d)	16.14%	12.95%
Return on average assets (c)	1.32%	1.04%
Average stockholders' equity to average assets	12.63%	12.74%
Average loans to average deposits	87.08%	86.51%
Net interest margin (c)(e)	3.66%	3.55%
Efficiency ratio (f)	61.75%	64.89%
Pre-provision net revenue to total average assets (c)(g)	1.81%	1.52%
Dividend payout ratio	40.64%	41.25%
Total investment securities as percentage of total assets (a)	24.14%	25.13%
Asset Quality Ratios
Nonperforming loans as a percent of total loans (a)(h)	0.72%	0.95%
Nonperforming assets as a percent of total assets (a)(h)	0.48%	0.64%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (a)(h)	0.72%	0.98%
Criticized loans as a percent of total loans (a)(i)	4.84%	4.50%
Classified loans as a percent of total loans (a)(j)	1.86%	2.51%
Allowance for loan losses as a percent of total loans (a)	0.78%	0.82%
Allowance for loan losses as a percent of nonperforming loans (a)(h)	109.08%	86.71%
Provision for loan losses as a percent of average total loans	0.34%	0.11%
Net charge-offs as a percentage of average total loans (c)	0.34%	0.11%
Capital Information (a)
Common equity tier 1 capital ratio (k)	13.28%	13.05%
Tier 1 risk-based capital ratio	13.57%	13.34%
Total risk-based capital ratio (tier 1 and tier 2)	14.31%	14.27%
Leverage ratio	9.86%	9.60%
Common equity tier 1 capital	335,393	310,856
Tier 1 capital	342,544	317,526
Total capital (tier 1 and tier 2)	361,343	340,147
Total risk-weighted assets	2,524,970	2,382,874
Tangible equity to tangible assets (b)	8.97%	8.98%

(a)	Data presented as of the end of the period indicated.

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

(f)
These amounts represent non-GAAP financial measures and include total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and all losses). Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Efficiency Ratio.”

(g)
These amounts represent non-GAAP financial measures since they exclude the provision for (recovery of) loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Pre-Provision Net Revenue.”

(h)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(i)	Includes loans categorized as special mention, substandard and doubtful.

(j)	Includes loans categorized as substandard and doubtful.

(k)	Peoples' capital conservation buffer was 6.42% at March 31, 2018 and 6.27% at March 31, 2017, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate,” “estimate,” “may,” “feel,” “expect,” “believe,” “plan,” “will,” “would,” “should,” “could” and similar expressions.
These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of Peoples' business and operations. Additionally, Peoples' financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

(1)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate acquisitions, including the merger with ASB, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

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

(5)
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

(6)	uncertainties in Peoples' preliminary review of, and additional analysis of, the impact of Tax Cuts and Jobs Act;

(7)
local, regional, national and international economic conditions and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(8)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(9)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(10)
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

(19)
the costs and effects of new federal and state laws, and regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(20)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(21)	Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including its primary core banking system provider;

(22)	Peoples' ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(23)
changes in consumer spending, borrowing and saving habits, whether due to the recently enacted tax legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

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

(27)	Peoples' continued ability to grow deposits; and

(28)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2017 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 81 locations, including 71 full-service bank branches, and 77 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2018, which were unchanged from the policies disclosed in Peoples’ 2017 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On April 13, 2018, Peoples completed the previously announced merger with ASB Financial Corp. ("ASB"). ASB merged into Peoples and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated six full service bank branches and two loan production offices in southern Ohio and northern Kentucky, merged into Peoples Bank. As of December 31, 2017, ASB had approximately $288.3 million in total assets, which included approximately $247.2 million in net loans, and approximately $203.2 million in total deposits. Aggregate consideration of $41.5 million was paid for the acquisition. Refer to Note 12 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
As of December 31, 2017, Peoples recorded a revaluation of its deferred tax assets and liabilities in light of the applicable provisions of the recently-enacted Tax Cuts and Jobs Act. Previously, Peoples had recognized its deferred tax assets and deferred tax liabilities at a federal corporate income tax rate of 35%, and the new law required the use of a 21% federal corporate income tax rate. As a result, Peoples wrote down its net deferred tax assets by $0.9 million in the fourth quarter of 2017, which had a direct impact on income tax expense recorded during that period.

◦
On October 2, 2017, Peoples Insurance Agency acquired a property and casualty focused independent insurance agency with annual net revenue of approximately $0.8 million located in the Cleveland, Ohio area. The acquisition did not materially impact Peoples' financial position, results of operations, or cash flows.

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

◦
On January 31, 2017, Peoples Insurance Agency acquired a third-party insurance administration company located in Piketon, Ohio for total cash consideration of $0.5 million, and recorded $0.5 million of customer relationship intangibles. The acquisition did not materially impact Peoples' financial position, results of operations or cash flows.

◦
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which will become effective later in 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

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

◦
The Fed began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased six times from a range of 0%-.25% to its current range of 1.50%-1.75%. Expectations are for two to three more rate hikes in 2018 and possibly two to three in 2019. The Fed has also begun to reduce the size of its $4.5 trillion dollar balance sheet, which could result in higher interest rates as well. However, there was no indication that the Fed would alter its current posture of tightening monetary policy at future meetings. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples Bank's operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income for the quarter ended March 31, 2018 of $11.7 million, or $0.64 per diluted common share, compared to $8.8 million, or $0.48 per diluted common share, for the same quarter a year ago and net income of $9.0 million, or $0.49 per diluted common share, for the linked quarter ended December 31, 2017. The increased earnings in the first quarter of 2018 compared to the first quarter of 2017 was due primarily to an increase in net interest income and non-interest income, and a decrease in income tax expense, offset by a higher provision for loan losses. The increased earnings compared to the fourth quarter of 2017 was attributable to decreased income tax expense.

Net interest income was $29.4 million in the first quarter of 2018, compared to $26.9 million for the same quarter a year ago and $29.1 million for the linked quarter, while net interest margin was 3.66%, 3.55%, and 3.63%, respectively. In the first quarter of 2018, the net interest income and margin were positively impacted by loan growth and previous increases in interest rates, coupled with proceeds received on an investment security that had previously been written down due to an other-than-temporary impairment and continued accretion income from acquisitions.
Peoples' provision for loan losses for the three months ended March 31, 2018 was $2.0 million, compared to $0.6 million for the first quarter of 2017 and $1.1 million for the linked quarter. During the first quarter of 2018, provision for loan losses increased due to circumstances that decreased the likelihood of collectibility for one acquired commercial loan relationship, which was ultimately charged off in the amount of $827,000 at the end of the first quarter of 2018. The higher provision for loan losses recorded during the first quarter of 2018 compared to the previous quarters was also reflective of the continued loan growth which was partially offset by improvements in certain asset quality metrics.
For the first quarter of 2018, total non-interest income increased $1.3 million, or 9%, compared to the first quarter of 2017, and increased $1.2 million, or 9%, from the linked quarter. The increase in total non-interest income for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in insurance income, resulting from the implementation of a new accounting standard, and the acquisition of a third-party insurance administration company on January 31, 2017 and a property and casualty focused independent insurance agency on October 2, 2017. In addition, the implementation of Accounting Standards Update 2016-01, requiring changes in the fair value of equity securities to be recognized in income beginning January 1, 2018, added $460,000 to total non-interest income during the first quarter of 2018. Another factor that contributed to the increase compared to the first quarter of 2017 was Small Business Administration ("SBA") loan sale revenue of $313,000 recorded during the first quarter of 2018. The increase in total non-interest income compared to the fourth quarter of 2017 was largely attributable to annual performance-based insurance commissions, which are primarily recognized in the first quarter of each year. Other factors that contributed to the increase were the recognition in income of changes in the fair value of equity securities and the SBA revenue, which were partially offset by the decrease in the gain on investment securities and a decrease in deposit account service charges.
Total non-interest expense for the first quarter of 2018, was $28.2 million, compared to $27.3 million for the first quarter of 2017 and $27.4 million for the linked quarter. The increases in non-interest expenses from the previous year first quarter and the linked quarter were primarily due to increases in salaries and employee benefit costs. In the first quarter of 2018, the Board of Directors granted a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan, which resulted in an expense of $388,000. Additionally impacting the increase in salaries and employee benefit costs were annual merit increases and an increase in employee count. Compared to the first quarter of 2017, the increase in total non-interest expense was also partially attributable to an increase in data processing and software expense, driven by the implementation of enhanced functionalities for Peoples' core banking system, including certain mobile banking tools made available to customers. Compared to the fourth quarter of 2017, the increase in salaries and employee benefit costs was partially offset by decreased professional fees. The non-core charges recorded during the first quarter of 2018 included acquisition costs of $149,000, compared to none in the first quarter of 2017, and $341,000 of acquisition costs and $242,000 of pension settlement charges in the fourth quarter of 2017.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the first quarter of 2018 was 61.75%, compared to 64.89% for the first quarter of 2017 and 62.07% for the linked quarter.
At March 31, 2018, total assets were $3.63 billion, compared to $3.58 billion at December 31, 2017. The $53.2 million, or 1%, increase was primarily the result of growth in loan balances, net of deferred fees and costs, of $45.2 million, or 8% annualized, as commercial loan balances increased $32.4 million, or 10% annualized, during the quarter. The growth in commercial loan balances was split between commercial and industrial loans, which grew $16.5 million, or 14% annualized, and commercial real estate loans, which grew $15.9 million, or 7% annualized. Indirect consumer lending also contributed to the total increase in loan balances, with growth of $7.1 million, or 8% annualized, during the quarter.
Total liabilities were $3.18 billion at March 31, 2018, up $55.0 million, or 2%, since December 31, 2017. The increase in liabilities during the first three months of 2018 was primarily due to an increase in deposits of $82.9 million, or 3%, offset partially by a decline in total borrowings of $26.5 million, or 8%. The increase in deposits was primarily due to a $77.4 million, or 29%, increase in governmental deposits, which are seasonally higher in the first quarter of each year compared to other quarters.
At March 31, 2018, total stockholders' equity was $456.8 million, a decrease of $1.8 million, compared to December 31, 2017. The decrease in total stockholders' equity, as well as the tangible equity to tangible asset ratio, and the tangible book value per common share, was largely a result of the decline in the market value of debt securities held within the investment portfolio. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' common equity tier 1 risk-based capital ratio was 13.28% at March 31, 2018, versus 13.23% at December 31, 2017; while, the tier 1 risk-based capital ratio was 13.57% at March 31, 2018, compared to 13.52% at December 31, 2017. The total risk-based capital ratio was 14.31% at March 31, 2018, compared to 14.39% at December 31, 2017. In addition, Peoples' tangible equity to tangible asset ratio was 8.97%, and its tangible book value per common share was $17.04 at March 31, 2018, versus 9.14% and $17.17, respectively, at December 31, 2017.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$11,291	$52	1.87%	$17,847	$61	1.36%	$7,415	$15	0.82%
Investment securities (a)(b):
Taxable	775,659	5,687	2.93%	774,926	5,180	2.67%	748,835	4,754	2.54%
Nontaxable	97,134	814	3.35%	100,727	1,024	4.07%	113,779	1,222	4.30%
Total investment securities	872,793	6,501	2.98%	875,653	6,204	2.83%	862,614	5,976	2.77%
Loans (b)(c):
Commercial real estate, construction	118,589	1,333	4.50%	120,471	1,312	4.26%	94,215	993	4.22%
Commercial real estate, other	765,076	9,124	4.77%	753,172	9,035	4.69%	734,442	8,423	4.59%
Commercial and industrial	479,792	5,571	4.64%	451,647	5,345	4.63%	433,068	4,545	4.20%
Residential real estate (d)	491,713	5,309	4.32%	496,325	5,455	4.40%	531,457	5,769	4.34%
Home equity lines of credit	108,620	1,271	4.75%	110,610	1,282	4.60%	111,112	1,159	4.23%
Consumer, indirect	343,128	3,130	3.70%	338,615	3,217	3.77%	269,821	2,232	3.35%
Consumer, direct	68,422	1,162	6.89%	69,815	1,300	7.39%	70,206	1,218	7.04%
Total loans	2,375,340	26,900	4.54%	2,340,655	26,946	4.54%	2,244,321	24,339	4.35%
Less: Allowance for loan losses	(18,683)			(18,840)			(18,585)
Net loans	2,356,657	26,900	4.58%	2,321,815	26,946	4.58%	2,225,736	24,339	4.39%
Total earning assets	3,240,741	33,453	4.14%	3,215,315	33,211	4.08%	3,095,765	30,330	3.93%
Intangible assets	144,190			143,942			145,546
Other assets	212,112			202,986			205,040
Total assets	$3,597,043			$3,562,243			$3,446,351
Deposits:
Savings accounts	$452,882	$64	0.06%	$443,056	$64	0.06%	$439,206	$59	0.05%
Governmental deposit accounts	291,454	217	0.30%	281,389	205	0.29%	283,605	131	0.19%
Interest-bearing demand accounts	567,252	221	0.16%	565,885	233	0.16%	286,487	78	0.11%
Money market accounts	367,945	226	0.25%	377,839	240	0.25%	398,839	187	0.19%
Retail certificates of deposit	338,226	765	0.92%	342,165	765	0.89%	342,837	726	0.86%
Brokered certificates of deposit	156,645	720	1.86%	138,013	566	1.63%	84,929	306	1.46%
Total interest-bearing deposits	2,174,404	2,213	0.41%	2,148,347	2,073	0.38%	1,835,903	1,487	0.33%
Borrowed funds:
Short-term FHLB advances	144,306	663	1.86%	86,858	402	1.84%	134,411	221	0.67%
Retail repurchase agreements	102,175	305	1.20%	103,118	278	1.08%	70,885	30	0.17%
Total short-term borrowings	246,481	968	1.59%	189,976	680	1.42%	205,296	251	0.50%
Long-term FHLB advances	118,995	564	1.92%	137,478	653	1.88%	125,154	661	2.14%
Wholesale repurchase agreements	—	—	—%	13,478	125	3.71%	40,000	363	3.63%
Other borrowings	7,106	122	6.87%	7,055	118	6.69%	6,899	110	6.38%
Total long-term borrowings	126,101	686	2.20%	158,011	896	2.25%	172,053	1,134	2.66%
Total borrowed funds	372,582	1,654	1.80%	347,987	1,576	1.80%	377,349	1,385	1.48%
Total interest-bearing liabilities	2,546,986	3,867	0.61%	2,496,334	3,649	0.58%	2,213,252	2,872	0.53%
Non-interest-bearing deposits	553,444			569,759			758,446
Other liabilities	42,381			37,502			35,663
Total liabilities	3,142,811			3,103,595			3,007,361
Total stockholders’ equity	454,232			458,648			438,990
Total liabilities and stockholders’ equity	$3,597,043			$3,562,243			$3,446,351
Interest rate spread (b)		$29,586	3.53%		$29,562	3.50%		$27,458	3.40%
Net interest margin (b)			3.66%			3.63%			3.55%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the first quarter of 2018 and 35% for the previously reported periods.

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

The following table provides an analysis of the changes in fully tax-equivalent ("FTE") net interest income:

	Three Months Ended March 31, 2018 Compared to
(Dollars in thousands)	December 31, 2017			March 31, 2017
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$85	$(94)	$(9)	$26	$11	$37
Investment Securities (b):
Taxable	450	57	507	758	175	933
Nontaxable	(175)	(35)	(210)	(245)	(163)	(408)
Total investment income	275	22	297	513	12	525
Loans (b):
Commercial real estate, construction	142	(121)	21	70	270	340
Commercial real estate, other	45	44	89	343	358	701
Commercial and industrial	11	215	226	509	517	1,026
Residential real estate	(96)	(50)	(146)	(31)	(429)	(460)
Home equity lines of credit	110	(121)	(11)	273	(161)	112
Consumer, indirect	(248)	161	(87)	246	652	898
Consumer, direct	(105)	(33)	(138)	(31)	(25)	(56)
Total loan income	(141)	95	(46)	1,379	1,182	2,561
Total interest income	219	23	242	1,918	1,205	3,123
INTEREST EXPENSE:
Deposits:
Savings accounts	—	—	—	3	2	5
Governmental deposit accounts	6	6	12	82	4	86
Interest-bearing demand accounts	(15)	3	(12)	44	99	143
Money market accounts	(4)	(10)	(14)	125	(86)	39
Brokered certificates of deposit	81	73	154	(169)	418	249
Retail certificates of deposit	54	(54)	—	191	13	204
Total deposit cost	122	18	140	276	450	726
Borrowed funds:
Short-term borrowings	48	240	288	680	37	717
Long-term borrowings	20	(230)	(210)	(35)	(413)	(448)
Total borrowed funds cost	68	10	78	645	(376)	269
Total interest expense	190	28	218	921	74	995
Net interest income	$29	$(5)	$24	$997	$1,131	$2,128
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the first quarter of 2018 and 35% for the first quarter of 2017.

Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a the federal corporate income tax rate of 21% for the first quarter of 2018 and 35% for the previously reported periods.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Net interest income, as reported	$29,359	$29,122	$26,945
Taxable equivalent adjustments	227	440	513
Fully tax-equivalent net interest income	$29,586	$29,562	$27,458
Loan growth, and the previous increases in interest rates, positively impacted net interest income and the net interest margin for the first quarter of 2018, compared to the previous periods. During the first quarter of 2018, proceeds of $341,000 were received on an investment security that had been previously written down due to an other-than-temporary impairment, which added 4 basis points to the net interest margin. The increase in net interest income compared to the fourth quarter of 2017 was muted by two fewer days in which interest was earned during the first quarter of 2018. The decline in the taxable equivalent adjustments was a result of the change in the federal corporate income tax rate, which was 21% for the first quarter of 2018 compared to 35% for the first and fourth quarters of 2017. Net interest income and net interest margin benefited from accretion income from acquisitions, net of amortization expense, which was $566,000 for the first quarter of 2018, compared to $829,000 for the first quarter of 2017 and $715,000 for the linked quarter, which added 7 basis points, 11 basis points and 8 basis points to net interest margin, respectively.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Loan losses	$1,842	$900	$400
Checking account overdrafts	141	215	224
Provision for loan losses	$1,983	$1,115	$624
As a percentage of average total loans (a)	0.34%	0.19%	0.11%
(a) Presented on an annualized basis
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. During the first quarter of 2018, provision for loan losses increased due to circumstances that decreased the likelihood of collectibility for one acquired commercial loan relationship, which was ultimately charged off in the amount of $827,000 at the end of the first quarter of 2018. The higher provision for loan losses recorded during the first quarter of 2018, compared to the first quarter of 2017 and the linked quarter, was also due to loan growth, partially offset by improvements in certain asset quality metrics.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”

Net Gain (Loss) on Asset Disposals and Other Transactions
The following table details the net gain (loss) on asset disposals and other transactions recognized by Peoples:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Net gain (loss) on other assets	$79	$(64)	$(3)
Net loss on other real estate owned ("OREO")	(5)	(105)	—
Net gain on other transactions	—	25	—
Net gain (loss) on asset disposals and other transactions	$74	$(144)	$(3)
The net gain on other assets in the first quarter of 2018 related to increased indirect lending activity in connection with which assets had been repossessed and sold at a gain and or loss. The loss on other assets during the fourth quarter of 2017 related to the write-down of a closed office that was for sale. The loss on OREO during the fourth quarter of 2017 related to the sale of two commercial properties during the quarter.
Non-Interest Income
Insurance income comprised the largest portion of the first quarter 2018 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Property and casualty insurance commissions	$2,645	$2,665	$2,242
Performance-based commissions	1,347	50	1,306
Life and health insurance commissions	544	449	410
Other fees and charges	119	179	144
Insurance income	$4,655	$3,343	$4,102
The increase in insurance income for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to income attributable to the implementation of a new accounting standard. On January 1, 2018, Peoples adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), which primarily impacted recognition of insurance income and which will create some volatility in insurance income on a quarterly basis going forward. The impact of the implementation of the new standard on the first quarter of 2018 earnings was an increase in insurance income of $391,000, of which $310,000 was recognized in property and casualty insurance commissions and $81,000 in the life and health insurance commissions.
Also impacting the increase for the first quarter of 2018, was the continued growth resulting from the acquisition of a third-party insurance administration company on January 31, 2017 and a property and casualty focused independent insurance agency on October 2, 2017. Insurance income is higher in the first quarter as the majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Fiduciary	$1,606	$1,595	$1,503
Brokerage	964	963	809
Employee benefits	498	503	370
Trust and investment income	$3,068	$3,061	$2,682

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
(Dollars in thousands)
Trust assets under administration and management	$1,447,636	$1,452,959	$1,418,360	$1,393,435	$1,362,243
Brokerage assets under administration and management	882,018	887,303	862,530	836,192	805,361
Total assets under administration and management	$2,329,654	$2,340,262	$2,280,890	$2,229,627	$2,167,604
Quarterly average	$2,352,798	$2,314,015	$2,254,997	$2,199,162	$2,122,036
The increase in trust and investment income compared to the first quarter of 2017 was primarily due to the increase in assets under administration and management, and retirement benefit plans.
Deposit account service charges, which are based on the recovery of costs associated with services provided, comprised a significant portion of People's non-interest income. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,439	$1,699	$1,614
Account maintenance fees	675	652	536
Other fees and charges	6	133	279
Deposit account service charges	$2,120	$2,484	$2,429
The decline in overdrafts and non-sufficient funds fees was partially due to changes made to the calculation of fees to be more in-line with industry practices. The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. The increase in account maintenance fees in the first quarter of 2018 compared to the prior periods was largely due to implementation of new consumer checking products that occurred during the second half of 2017.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
E-banking income	$2,785	$2,666	$2,561
Bank owned life insurance income	468	479	493
Mortgage banking income	351	483	387
Commercial loan swap fee income	116	237	268
Other non-interest income	1,331	366	412
Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. Peoples has continued to experience increased customer volume and activity, as shown by the continued income growth.

Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. In the first quarter of 2018, Peoples sold approximately $10.1 million of loans to the secondary market compared to $13.6 million in the first quarter of 2017 and $16.9 million in the linked quarter. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fee income is largely dependent on the timing and volume of customer activity.
Other non-interest income increased $919,000 from the first quarter of 2017, and $965,000 from the linked quarter. The increases were primarily due to the implementation of a new accounting standard, which changed how the fair value of equity securities was to be recognized beginning January 1, 2018. This accounting change added $460,000 to other non-interest income during the first quarter of 2018. Also contributing to the increase was $313,000 of income from SBA loans, primarily due to the gain on sale of SBA loans, recorded in the first quarter of 2018, compared to no income reported in the first or fourth quarters of 2017. Peoples continues to review income capabilities and has identified the sale of SBA loans as a source of other income.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Base salaries and wages	$10,372	$9,809	$10,067
Sales-based and incentive compensation	2,236	2,593	2,099
Employee benefits	1,571	1,571	1,927
Stock-based compensation	1,072	377	568
Deferred personnel costs	(431)	(634)	(360)
Payroll taxes and other employment costs	1,170	874	1,195
Salaries and employee benefit costs	$15,990	$14,590	$15,496
Full-time equivalent employees:
Actual at end of period	802	774	776
Average during the period	792	779	780

The increases in base salaries and wages compared to the first quarter of 2017 and the linked quarter were due primarily to annual merit increases, coupled with an increase in employee count. The decrease in employee benefits between the first quarter of 2018 and the first quarter of 2017 was due to lower medical insurance costs, which were the result of reduced claims. The increase in stock-based compensation compared to the prior periods was due primarily to the Board of Directors' grant of a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in expense of $388,000.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Depreciation	$1,218	$1,201	$1,243
Repairs and maintenance costs	848	643	672
Net rent expense	209	242	219
Property taxes, utilities and other costs	591	567	579
Net occupancy and equipment expense	$2,866	$2,653	$2,713

The increase in repairs and maintenance costs was due to the increased maintenance costs associated with snow removal and other weather conditions.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Professional fees	$1,718	$2,043	$1,610
E-banking expense	1,528	1,387	1,514
Data processing and software expense	1,322	1,111	1,142
Amortization of other intangible assets	754	913	863
Franchise tax expense	644	496	583
FDIC insurance expense	366	477	433
Communication expense	344	341	410
Marketing expense	325	592	280
Foreclosed real estate and other loan expenses	228	284	196
Other non-interest expense	2,136	2,519	2,091
Professional fees for the first quarter of 2018 decreased $325,000, or 16%, from the linked quarter due primarily to reduced acquisition-related fees. Professional fees included $31,000, $10,000 and $327,000 of acquisition-related fees in the first quarter of 2018, the first quarter of 2017 and the linked quarter, respectively.
The growth in e-banking expense resulted from increased transaction volume and usage of debit card and other internet and mobile banking capabilities during the period.
Data processing and software expense increased $180,000, or 16%, from the first quarter of 2017 and $211,000, or 19%, from the linked quarter. The increases were driven by the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers.
Other non-interest expense decreased $383,000 from the linked quarter due primarily to operational losses that were recorded in the fourth quarter of 2017.
Income Tax Expense
For the three months ended March 31, 2018, Peoples recorded income tax expense of $2.4 million, for an effective tax rate of 16.9%. The decreased effective tax rate in the first quarter of 2018 included a tax benefit of $290,000 as a result of stock awards that settled or vested during the quarter. The majority of the vesting of such awards is recorded annually in the first quarter. Peoples' current estimate is that the effective tax rate for the entire year of 2018 will be approximately 18.5% to 19.5%, which excludes the impact of discrete items, such as the tax benefit of $290,000 that was noted above. In comparison, Peoples recorded an income tax expense of $3.9 million for the same period in 2017, for an effective tax rate of 30.4%. The decrease in the effective tax rate from the previous year was due to the recently-enacted Tax Cuts and Jobs Act, which reduced the federal statutory corporate income tax rate from 35% in 2017 to 21% in 2018.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and ASC 740 required Peoples to reflect the changes associated with the Act’s provisions in the fourth quarter of 2017. The Act is complex and has extensive implications for Peoples' federal taxes. At December 31, 2017, Peoples partially completed the accounting for the tax effects of enactment of the Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced federal tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, Peoples will continue to make and refine its calculations during the re-measurement period as additional analysis is completed. In addition, these estimates may be affected as Peoples gains a more thorough understanding of the new tax law.
Additional information regarding Income Taxes can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.

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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$14,124	$14,340	$12,661
Add: provision for loan losses	1,983	1,115	624
Add: net loss on OREO	5	105	—
Add: net loss on other transactions	—	39	3
Less: net gain on investment securities	1	764	340
Less: net gain on other assets	79	—	—
Pre-provision net revenue	$16,032	$14,835	$12,948
Total average assets	$3,597,043	$3,562,243	$3,446,351
Pre-provision net revenue to total average assets (a)	1.81%	1.65%	1.52%
(a) Presented on an annualized basis.
For the first three months of 2018, compared to the first three months of 2017, the increase in pre-provision net revenue was due largely to increases in net interest income and fee-based income, coupled with continued expense management.
Core Non-Interest Expense
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-GAAP since it excludes the impact of acquisition-related costs and pension settlement charges.
The following table provides a reconciliation of this non-GAAP financial measure to the comparable GAAP amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$28,221	$27,406	$27,331
Less: acquisition-related costs	149	341	—
Less: pension settlement charges	—	242	—
Core non-interest expense	$28,072	$26,823	$27,331
Efficiency Ratio
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total fee-based income. This measure is non-GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.

The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)

Efficiency ratio:
Total non-interest expense	$28,221	$27,406	$27,331
Less: Amortization of other intangible assets	754	913	863
Adjusted total non-interest expense	$27,467	$26,493	$26,468
Total non-interest income	14,969	13,739	13,671
Less net gain on investment securities	1	764	340
Less net gain (loss) on asset disposals and other transactions	74	(144)	(3)
Total fee-based income	$14,894	$13,119	$13,334
Net interest income	$29,359	$29,122	$26,945
Add: Fully tax-equivalent adjustment	227	440	513
Net interest income on a fully tax-equivalent basis	$29,586	$29,562	$27,458
Adjusted revenue	$44,480	$42,681	$40,792
Efficiency ratio	61.75%	62.07%	64.89%
Core non-interest expense	$28,072	$26,823	$27,331
Less: Amortization of other intangible assets	754	913	863
Adjusted core non-interest expense	$27,318	$25,910	$26,468
Adjusted revenue	44,480	42,681	40,792
Efficiency ratio adjusted for non-core items	61.42%	60.71%	64.89%
The lower efficiency ratio in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in net interest income and total fee-based income. The increase in the adjusted efficiency ratio from the linked quarter was due to increased total non-interest expense. Operating leverage continued to be positive for the first quarter of 2018 compared to the first quarter of 2017 as revenue increased 10%, while expenses only grew 3% compared to the first quarter of 2017.
Management is targeting an efficiency ratio of 61% to 63% for the full year of 2018, absent acquisition-related costs and other non-core charges.
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

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$11,741	$9,001	$8,809
Add: amortization of other intangible assets	754	913	863
Less: tax effect of amortization of other intangible assets (a)	158	320	302
Net income excluding amortization of other intangible assets	$12,337	$9,594	$9,370
Days in the quarter	90	92	90
Days in the year	365	365	365
Annualized net income	$47,616	$35,710	$35,725
Annualized net income excluding amortization of other intangible assets	$50,033	$38,063	$38,001
Average tangible stockholders' equity:
Total average stockholders' equity	$454,232	$458,648	$438,990
Less: average goodwill and other intangible assets	144,190	143,942	145,546
Average tangible stockholders' equity	$310,042	$314,706	$293,444
Return on average stockholders' equity ratio:
Annualized net income	$47,616	$35,710	$35,725
Average stockholders' equity	$454,232	$458,648	$438,990
Return on average stockholders' equity	10.48%	7.79%	8.14%
Return on average tangible stockholders' equity ratio:
Annualized net income excluding amortization of other intangible assets	$50,033	$38,063	$38,001
Average tangible stockholders' equity	$310,042	$314,706	$293,444
Return on average tangible stockholders' equity	16.14%	12.09%	12.95%
(a) Used a 21% federal corporate income tax rate for the first quarter of 2018 and 35% for the previously reported periods.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2018, Peoples' interest-bearing deposits in other banks increased $3.4 million from December 31, 2017. The total cash and cash equivalent balance included $16.9 million of excess cash reserves being maintained at the Federal Reserve Bank of Cleveland at March 31, 2018, compared to $9.3 million at December 31, 2017. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2018, Peoples' total cash and cash equivalents increased $435,000 as Peoples' net cash used in investing activities of $61.5 million was less than the sum of net cash provided by financing and operating activities of $50.4 million and $11.7 million, respectively. Peoples' investing activities reflected a net increase of $46.4 million in loans and purchases of $44.4 million in available-for-sale investment securities, which were partially offset by $30.8 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $82.8 million in deposits which was offset partially by a net decrease of $26.6 million in borrowings and $4.7 million of cash dividends paid.
Through the first three months of 2017, Peoples' total cash and cash equivalents decreased by $1.8 million. Peoples' net cash used in investing activities of $33.3 million exceeded cash provided by financing and operating activities of $18.1 million and $13.4 million, respectively. Peoples' investing activities reflected purchases of $41.1 million in available-for-sale investments and a net increase of $23.5 million in loans, which were partially offset by $32.1 million in net proceeds from principal payments, calls and prepayments on available-for-sale investment securities. Financing activities included a net increase of $192.4 million in deposits which was offset partially by a net decrease of $169.9 million in borrowings and $3.5 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Available-for-sale securities, at fair value:
Obligations of:
States and political subdivisions	97,205	101,569	104,560	111,390	114,712
Residential mortgage-backed securities	681,746	673,664	672,106	664,341	640,299
Commercial mortgage-backed securities	6,864	6,976	7,128	8,092	16,424
Bank-issued trust preferred securities	5,095	5,129	5,154	5,144	4,964
Equity securities (a)	—	7,849	8,073	10,121	10,562
Total fair value	$790,910	$795,187	$797,021	$799,088	$786,961
Total amortized cost	$808,689	$797,732	$792,810	$792,803	$782,947
Net unrealized (loss) gain	$(17,779)	$(2,545)	$4,211	$6,285	$4,014
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$3,807	$3,810	$3,812	$3,815	$3,818
Residential mortgage-backed securities	31,590	32,487	33,648	34,264	34,812
Commercial mortgage-backed securities	4,254	4,631	4,703	4,981	5,392
Total amortized cost	$39,651	$40,928	$42,163	$43,060	$44,022
Other investment securities (a)	$46,756	$38,371	$38,371	$38,371	$38,371
Total investment portfolio:
Amortized cost	$895,096	$877,031	$873,344	$874,234	$865,340
Carrying value	$877,317	$874,486	$877,555	$880,519	$869,354
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity securities were included in available-for-sale investment securities, and at March 31, 2018, $7.5 million of equity securities were included in other investment securities.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total fair value	$1,478	$1,924	$2,067	$2,502	$2,702
Total amortized cost	1,607	2,109	2,253	2,703	2,916
Net unrealized loss	$(129)	$(185)	$(186)	$(201)	$(214)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At March 31, 2018, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Gross originated loans:
Commercial real estate, construction	$99,757	$107,118	$111,187	$103,039	$93,886
Commercial real estate, other	627,932	595,447	573,256	567,537	535,474
Commercial real estate	727,689	702,565	684,443	670,576	629,360
Commercial and industrial	455,243	438,051	407,468	392,097	384,548
Residential real estate	302,890	304,523	304,094	306,385	308,153
Home equity lines of credit	87,722	88,902	88,421	88,229	85,512
Consumer, indirect	347,607	340,390	335,436	305,580	283,106
Consumer, direct	67,386	67,010	68,286	67,287	66,283
Consumer	414,993	407,400	403,722	372,867	349,389
Deposit account overdrafts	543	849	507	521	721
Total originated loans	$1,989,080	$1,942,290	$1,888,655	$1,830,675	$1,757,683
Gross acquired loans (a):
Commercial real estate, construction	$8,054	$8,319	$8,565	$9,130	$9,431
Commercial real estate, other	156,115	165,120	174,157	182,682	194,581
Commercial real estate	164,169	173,439	182,722	191,812	204,012
Commercial and industrial	33,815	34,493	36,462	39,376	44,189
Residential real estate	194,063	184,864	194,950	206,502	216,059
Home equity lines of credit	20,008	20,575	22,366	23,481	24,516
Consumer, indirect	253	329	408	533	656
Consumer, direct	940	1,147	1,472	1,980	2,387
Consumer	1,193	1,476	1,880	2,513	3,043
Total acquired loans	$413,248	$414,847	$438,380	$463,684	$491,819
Total loans	$2,402,328	$2,357,137	$2,327,035	$2,294,359	$2,249,502
Percent of loans to total loans:
Commercial real estate, construction	4.5%	4.9%	5.1%	4.9%	4.6%
Commercial real estate, other	32.6%	32.3%	32.2%	32.7%	32.4%
Commercial real estate	37.1%	37.2%	37.3%	37.6%	37.0%
Commercial and industrial	20.4%	20.0%	19.1%	18.8%	19.1%
Residential real estate	20.7%	20.8%	21.4%	22.4%	23.3%
Home equity lines of credit	4.5%	4.6%	4.8%	4.9%	4.9%
Consumer, indirect	14.5%	14.5%	14.4%	13.3%	12.6%
Consumer, direct	2.8%	2.9%	3.0%	3.0%	3.1%
Consumer	17.3%	17.4%	17.4%	16.3%	15.7%
Deposit account overdrafts	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$412,154	$412,965	$409,199	$402,516	$399,279

(a)
Includes all loans acquired, and related loan discount or premium recorded in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a focus of Peoples Bank. The originated loans may either be retained in Peoples Bank's loan portfolio, or sold into the secondary market. During the first quarter of 2018, Peoples acquired a loan portfolio in the amount of $16.5 million which increased the acquired residential real estate loans. Peoples plans to continue to purchase residential real estate loans as customer demand in the Peoples geographic areas has decreased due to increasing interest rates. Peoples Bank's portfolio of residential real estate loans comprised 20.7% of total loans at March 31, 2018, and 20.8% at December 31, 2017. Peoples Bank also had $3.6 million of residential real estate loans held for sale and was servicing $412.2 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market. Peoples Bank requires evidence of insurance at the time of the loan closing, and additionally, has a blanket insurance policy to cover residential real estate loans that do not include an insurance escrow account.
Period-end total loan balances at March 31, 2018 increased $152.8 million, or 7%, compared to March 31, 2017 period-end loan balances. Commercial loan balances grew $118.8 million, or 9%, compared to March 31, 2017, while indirect consumer loan balances increased $64.1 million, or 23%, compared to March 31, 2017.
Period-end total loan balances at March 31, 2018 increased $45.2 million, or 8% annualized, compared to December 31, 2017 period-end loan balances. Commercial loans balances grew $32.4 million, or 10% annualized, with commercial and industrial loans growing $16.5 million, or 14% annualized, during the quarter. Indirect consumer loans grew $7.1 million, or 8% annualized, during the first quarter of 2018 compared to December 31, 2017. The growth in indirect consumer loan balances has moderated over the last few quarters due to an increase in pricing that Peoples has implemented periodically over the last year, and increased competition.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2018:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$36,895	$55,404	$92,299	39.0%
Light industrial	11,520	1,639	13,159	5.6%
Mixed-use facilities	10,351	19,070	29,421	12.4%
Child Care and Educational Services	8,600	546	9,146	3.9%
Office buildings	7,478	22,092	29,570	12.5%
Assisted living facilities and nursing homes	5,370	24,387	29,757	12.6%
Other (a)	27,597	5,622	33,219	14.0%
Total commercial real estate, construction	$107,811	$128,760	$236,571	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$44,071	$2,571	$46,642	5.7%
Non-owner occupied	46,734	498	47,232	5.8%
Total office buildings and complexes	90,805	3,069	93,874	11.5%
Apartment complexes	81,384	187	81,571	10.1%
Mixed-use facilities:
Owner occupied	37,129	868	37,997	4.7%
Non-owner occupied	39,582	1,491	41,073	5.1%
Total mixed-use facilities	76,711	2,359	79,070	9.8%
Light industrial facilities:
Owner occupied	50,702	38	50,740	6.3%
Non-owner occupied	11,879	—	11,879	1.5%
Total light industrial facilities	62,581	38	62,619	7.8%
Lodging and lodging related	37,855	587	38,442	4.7%
Assisted living facilities and nursing homes	35,202	951	36,153	4.5%
Warehouse facilities	30,723	298	31,021	3.8%
Retail facilities:
Owner occupied	27,410	663	28,073	3.4%
Non-owner occupied	32,147	982	33,129	4.1%
Total retail facilities	59,557	1,645	61,202	7.5%
Other	309,229	18,438	327,667	40.3%
Total commercial real estate, other	$784,047	$27,572	$811,619	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either March 31, 2018 or December 31, 2017.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Commercial real estate	$8,062	$7,797	$7,534	$7,328	$7,066
Commercial and industrial	5,269	5,813	6,415	6,727	6,534
Total commercial	13,331	13,610	13,949	14,055	13,600
Residential real estate	1,086	904	924	960	1,145
Home equity lines of credit	690	693	679	676	675
Consumer, indirect	3,034	2,944	2,814	2,549	2,409
Consumer, direct	473	464	441	402	438
Consumer	3,507	3,408	3,255	2,951	2,847
Deposit account overdrafts	76	70	70	83	111
Originated allowance for loan losses	18,690	18,685	18,877	18,725	18,378
Acquired allowance for loan losses	108	108	115	90	90
Allowance for loan losses	$18,798	$18,793	$18,992	$18,815	$18,468
As a percent of total loans, net of deferred fees and costs	0.78%	0.80%	0.82%	0.82%	0.82%

At March 31, 2018, the allowance for loan losses was $18.8 million, compared to $18.5 million at March 31, 2017 and $18.8 million at December 31, 2017. The ratio of the allowance for loan losses as a percent of total loans net of deferred fees and costs, was 0.78% at March 31, 2018, compared to 0.82% at March 31, 2017 and 0.80% at December 31, 2017. The continued decline in this ratio was primarily due to the stabilization of Peoples' asset quality metrics.
The higher provision for loan losses recorded during the first quarter of 2018 compared to the previous quarters reflected the continued loan growth which was partially offset by improvements in certain asset quality metrics. The increase was also due to circumstances that decreased the likelihood of collectibility for one acquired commercial loan relationship, which was ultimately charged-off at March 31, 2018, in the amount of $827,000.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Gross charge-offs:
Commercial real estate, other	$842	$383	$—	$25	$—
Commercial and industrial	31	10	48	—	117
Residential real estate	145	186	245	98	108
Home equity lines of credit	37	31	80	17	3
Consumer, indirect	929	617	494	516	483
Consumer, direct	110	104	106	129	40
Consumer	1,039	721	600	645	523
Deposit account overdrafts	205	271	246	172	349
Total gross charge-offs	$2,299	$1,602	$1,219	$957	$1,100
Recoveries:
Commercial real estate, other	$15	$11	$19	$14	$102
Commercial and industrial	—	—	1	—	—
Residential real estate	26	24	19	20	89
Home equity lines of credit	7	4	3	3	3
Consumer, indirect	134	166	175	217	206
Consumer, direct	69	27	46	56	50
Consumer	203	193	221	273	256
Deposit account overdrafts	70	56	47	47	65
Total recoveries	$321	$288	$310	$357	$515
Net charge-offs (recoveries):
Commercial real estate, other	$827	$372	$(19)	$11	$(102)
Commercial and industrial	31	10	47	—	117
Residential real estate	119	162	226	78	19
Home equity lines of credit	30	27	77	14	—
Consumer, indirect	795	451	319	299	277
Consumer, direct	41	77	60	73	(10)
Consumer	836	528	379	372	267
Deposit account overdrafts	135	215	199	125	284
Total net charge-offs	$1,978	$1,314	$909	$600	$585
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate	0.14%	0.06%	—%	0.01%	(0.01)%
Commercial and industrial	0.01%	—%	0.01%	—%	0.02%
Residential real estate	0.02%	0.03%	0.04%	0.01%	—%
Home equity lines of credit	0.01%	—%	0.02%	0.01%	—%
Consumer, indirect	0.13%	0.08%	0.05%	0.05%	0.05%
Consumer, other	0.01%	0.01%	0.01%	0.01%	—%
Consumer	0.14%	0.09%	0.06%	0.06%	0.05%
Deposit account overdrafts	0.02%	0.04%	0.03%	0.02%	0.05%
Total	0.34%	0.22%	0.16%	0.11%	0.11%

The increase in net charge-offs during the first quarter of 2018 was primarily related to one acquired commercial loan relationship and increased consumer indirect charge-offs related to the increased portfolio. The trend for charge-offs on indirect loans continued to increase as the growth in loan balances in this portfolio over the last few quarters has started to season, which has resulted in the charge-offs being recorded.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Loans 90+ days past due and accruing:
Commercial real estate, other	$71	$215	$1,272	$224	$456
Commercial and industrial	—	45	832	919	1,358
Residential real estate	930	1,278	1,415	1,406	1,020
Home equity lines of credit	29	72	15	34	111
Consumer, indirect	—	—	—	—	61
Consumer, direct	—	16	8	—	—
Consumer	—	16	8	—	61
Total loans 90+ days past due and accruing	$1,030	$1,626	$3,542	$2,583	$3,006
Nonaccrual loans:
Commercial real estate, construction	$732	$754	$776	$797	$819
Commercial real estate, other	6,268	6,348	7,321	7,711	8,893
Commercial real estate	7,000	7,102	8,097	8,508	9,712
Commercial and industrial	1,252	506	584	626	639
Residential real estate	3,967	4,267	4,055	4,271	4,019
Home equity lines of credit	656	772	589	450	438
Consumer, indirect	180	158	79	138	153
Consumer, direct	11	32	31	23	1
Consumer	191	190	110	161	154
Total nonaccrual loans	$13,066	$12,837	$13,435	$14,016	$14,962
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	674	$721	$336	$335	$558
Commercial and industrial	487	492	694	821	910
Residential real estate	1,761	1,447	1,592	1,543	1,699
Home equity lines of credit	81	90	85	101	102
Consumer, indirect	126	98	75	102	58
Consumer, direct	7	7	2	3	4
Consumer	133	105	77	105	62
Total nonaccrual TDRs	3,136	2,855	2,784	2,905	3,331
Total nonperforming loans (NPLs)	17,232	17,318	19,761	19,504	21,299
Other real estate owned (OREO):
Commercial	—	$—	$167	$545	$545
Residential	99	208	109	107	132
Total OREO	99	208	276	652	677
Total nonperforming assets (NPAs)	$17,331	$17,526	$20,037	$20,156	$21,976
Criticized loans (a)	116,243	90,418	96,671	111,480	101,284
Classified loans (b)	44,661	46,380	41,233	53,041	56,503

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.72%	0.73%	0.85%	0.85%	0.95%
NPAs as a percent of total assets (c)(d)	0.48%	0.49%	0.56%	0.57%	0.64%
NPAs as a percent of total loans and OREO (c)(d)	0.72%	0.74%	0.86%	0.88%	0.98%
Allowance for loan losses as a percent of NPLs (c)	109.08%	108.52%	96.11%	96.47%	86.71%
Criticized loans as a percent of total loans (c)	4.84%	3.84%	4.15%	4.86%	4.50%
Classified loans as a percent of total loans (c)	1.86%	1.97%	1.77%	2.31%	2.51%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Non-interest-bearing deposits (a)	$570,804	$556,010	$724,846	$772,061	$785,047
Interest-bearing deposits:
Interest-bearing demand accounts (a)	584,563	593,415	384,261	303,501	292,187
Savings accounts	461,440	446,714	440,633	443,110	445,720
Money market deposit accounts	364,232	371,376	388,876	397,211	386,999
Governmental deposit accounts	341,920	264,524	289,895	297,560	330,477
Retail certificates of deposit (CDs) (b)	335,843	338,673	343,122	352,758	353,918
Brokered certificates of deposit (b)	154,379	159,618	93,049	110,943	107,817
Total interest-bearing deposits	2,242,377	2,174,320	1,939,836	1,905,083	1,917,118
Total deposits	$2,813,181	$2,730,330	$2,664,682	$2,677,144	$2,702,165

(a)	The sum of amounts presented are considered total demand deposits.

(b)	Prior periods reclassified.

As of March 31, 2018, period-end deposits increased $82.9 million, or 3%, compared to December 31, 2017, and $111.0 million, or 4%, compared to March 31, 2017. Compared to the end of the linked quarter, the growth was largely due to an increase of $77.4 million, or 29%, in governmental deposits. Balances in governmental deposits are seasonally higher in the first quarter of each year compared to other quarters. Deposit balances for commercial customers in total were up $111.1 million at March 31, 2018 compared to December 31, 2017, and were partially offset by decreases of $28.2 million in consumer customer deposit balances.
Compared to the end of the first quarter of 2017, the increase was primarily attributable to growth of $78.1 million in demand deposit accounts, which was largely driven by increases in commercial customer balances. In addition, total certificates of deposit grew $28.5 million compared to the end of the first quarter of 2017. Total certificates of deposit increased compared to the first quarter of 2017 primarily due to the addition of relatively shorter term funding on the balance sheet in the form of brokered certificates of deposit. The brokered certificates of deposit are largely made up of one-way buy products offered through Certificate of Deposit Account Registry Service ("CDARS"). Increases in deposit balances for commercial customers contributed 71% of the growth in total deposits at March 31, 2018 compared to March 31, 2017.
Total demand deposit accounts comprised 41% of total deposits at March 31, 2018, compared to 40% at March 31, 2017 and 42% at December 31, 2017. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as retail CDs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Short-term borrowings:
FHLB advances	$104,579	$92,592	$116,597	$65,000	$32,000
Retail repurchase agreements	98,896	116,899	77,120	77,532	73,752
Total short-term borrowings	203,475	209,491	193,717	142,532	105,752
Long-term borrowings:
FHLB advances	116,352	136,939	148,862	172,038	127,581
National market repurchase agreements	—	—	40,000	40,000	40,000
Unamortized debt issuance costs	(22)	(27)	(33)	(39)	(45)
Junior subordinated debt securities	7,151	7,107	7,061	7,015	6,970
Total long-term borrowings	123,481	144,019	195,890	219,014	174,506
Total borrowed funds	$326,956	$353,510	$389,607	$361,546	$280,258
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Peoples' short-term FHLB advances at March 31, 2018 increased $12.0 million and $72.6 million compared to December 31, 2017 and March 31, 2017, respectively. The increase in short-term borrowings from December 31, 2017 was primarily related to Peoples funding $20.0 million of interest rate swaps with a short-term FHLB advance at a weighted rate of 1.62%. The increase from March 31, 2017 was primarily due to $40.0 million of long-term FHLB advances, with fixed rates ranging from 1.20% to 3.92%, which were reclassified to short-term borrowings due to the advances maturing within one year, coupled with loan growth out-pacing deposit growth. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
As of March 31, 2018, Peoples had seven interest rate swaps with a notional value of $60.0 million associated with Peoples' cash outflows for various FHLB advances. Two of the seven swaps became effective in January 2018, of the five remaining swaps two will become effective in April 2018, one in July of 2018 and two in October 2018. These dates roughly coincide with the maturity of existing FHLB advances.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At March 31, 2018, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2018, Peoples' had a capital conservation buffer of 6.42%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2018.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Capital Amounts:
Common Equity Tier 1	$335,393	$327,172	$326,966	$318,849	$310,856
Tier 1	342,544	334,279	334,027	325,865	317,826
Total (Tier 1 and Tier 2)	361,343	355,977	355,951	348,309	340,147
Net risk-weighted assets	$2,524,970	$2,473,329	$2,456,797	$2,419,335	$2,382,874
Capital Ratios:
Common Equity Tier 1	13.28%	13.23%	13.31%	13.18%	13.05%
Tier 1	13.57%	13.52%	13.60%	13.47%	13.34%
Total (Tier 1 and Tier 2)	14.31%	14.39%	14.49%	14.40%	14.27%
Leverage ratio	9.86%	9.75%	9.82%	9.72%	9.60%
Many of Peoples' capital ratios at March 31, 2018 increased compared to December 31, 2017 largely due to earnings during the quarter, which exceeded the dividends declared and paid during the quarter by $7.0 million.
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Tangible equity:
Total stockholders' equity	$456,815	$458,592	$457,386	$451,353	$443,009
Less: goodwill and other intangible assets	143,820	144,576	143,859	144,692	145,505
Tangible equity	$312,995	$314,016	$313,527	$306,661	$297,504
Tangible assets:
Total assets	$3,634,929	$3,581,686	$3,552,412	$3,525,126	$3,459,276
Less: goodwill and other intangible assets	143,820	144,576	143,859	144,692	145,505
Tangible assets	$3,491,109	$3,437,110	$3,408,553	$3,380,434	$3,313,771
Tangible book value per common share:
Tangible equity	$312,995	$314,016	$313,527	$306,661	$297,504
Common shares outstanding	18,365,035	18,287,449	18,281,194	18,279,036	18,270,508
Tangible book value per common share	$17.04	$17.17	$17.15	$16.78	$16.28
Tangible equity to tangible assets ratio:
Tangible equity	$312,995	$314,016	$313,527	$306,661	$297,504
Tangible assets	$3,491,109	$3,437,110	$3,408,553	$3,380,434	$3,313,771
Tangible equity to tangible assets	8.97%	9.14%	9.20%	9.07%	8.98%
The decrease in the tangible equity to tangible assets ratio at March 31, 2018 compared to December 31, 2017, and March 31, 2017 was due largely the decline in the market value of investment securities held within the investment portfolio.

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
Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of interest-earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain unchanged from those disclosed in Peoples' 2017 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
300	$4,221	3.4%	$4,114	3.5%	$(87,702)	(13.5)%	$(83,466)	(11.9)%
200	3,330	2.7%	3,368	2.9%	(59,420)	(9.2)%	(56,377)	(8.0)%
100	2,132	1.7%	2,252	1.9%	(29,953)	(4.6)%	(27,710)	(4.0)%
(100)	(7,954)	(6.4)%	(8,352)	(7.1)%	12,741	2.0%	10,317	1.5%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and were last updated in May 2017.
At March 31, 2018, Peoples' Unaudited Consolidated Balance Sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' Unaudited Consolidated Balance Sheet, interest rates typically move in a non-parallel manner, with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve Board increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.
Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2018, Peoples had seven interest rate swaps with a notional value of $60.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K..
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity at Peoples Bank. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2017 Form 10-K.

At March 31, 2018, Peoples Bank had liquid assets of $165.2 million, which represented 4.1% of total assets and unfunded commitments. This amount exceeded the minimal level by $85.2 million, or 2.1% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $78.3 million of unpledged investment securities not included in the measurement of liquid assets.
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
Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the performance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples Bank's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.
Peoples Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples Bank's normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts and commitments to make additional capital contributions in low-income housing tax credit investments. Traditional off-balance sheet credit-related financial instruments continue to represent the most significant off-balance sheet exposure.
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Home equity lines of credit	$86,787	$83,949	$84,101	$86,086	$86,037
Unadvanced construction loans	106,410	112,475	103,732	92,669	116,168
Other loan commitments	267,482	260,552	280,974	302,710	267,132
Loan commitments	$460,679	$456,976	$468,807	$481,465	$469,337
Standby letters of credit	$20,481	$20,873	$21,788	$26,458	$25,797
Management does not anticipate that Peoples Bank’s current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF PERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2018, Peoples had 7 interest rate swaps with a notional value of $60.0 million, two of the seven swaps became effective in January 2018, of the five remaining swaps two will become effective in April 2018, one in July of 2018 and two in October 2018. These dates roughly coincide with the maturity of existing FHLB advances.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of March 31, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.9 million. As of March 31, 2018, Peoples has no minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.
There have been no other material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2017 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2018:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2018 (2)(3)	27,287	$35.78	—	$15,049,184
February 1-28, 2018 (2)	1,640	34.89	—	15,049,184
March 1-31, 2018 (3)	275	34.81	—	15,049,184
Total	29,202	$35.72	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended March 31, 2018.

(2)
Information reported includes 26,747 common shares and 1,640 common shares withheld during January and February, respectively , to pay income taxes associated with restricted common shares which vested.

(3)
Information reported includes 540 common shares and 275 common shares purchased in open market transactions during January and March, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

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
Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2(f) to Peoples’ June 30, 2010 Form 10-Q/A

Exhibit Number	Description	Exhibit Location

10.1	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith

10.2	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.8 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0-16772) ("Peoples' 2017 Form 10-K")

10.3	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 25, 2013)	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on 10-Q for the quarterly period ended June 30, 2013 (File No. 0-16772)

10.4	First Amendment to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan (adopted by the Board of Directors of Peoples Bancorp Inc. on January 25, 2018)	Incorporated herein by reference to Exhibit 10.10 to Peoples' 2017 Form10-K (File No. 0-16772)

10.5
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence grants of performance-based restricted stock to executive officers of Peoples Bancorp Inc. on and after January 1, 2018
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 27, 2018	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 27, 2018	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer