Form 10-Q
period 2018-06-30
PEOPLES BANCORP INC
filed 2018-07-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,535,545 common shares, without par value, at July 25, 2018.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017

(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$63,375	$58,121
Interest-bearing deposits in other banks	21,427	14,073
Total cash and cash equivalents	84,802	72,194
Available-for-sale investment securities, at fair value (amortized cost of $816,217 at June 30, 2018 and $797,732 at December 31, 2017) (a)	795,924	795,187
Held-to-maturity investment securities, at amortized cost (fair value of $38,426 at June 30, 2018 and $41,213 at December 31, 2017)	38,834	40,928
Other investment securities (a)	42,007	38,371
Total investment securities	876,765	874,486
Loans, net of deferred fees and costs	2,686,491	2,357,137
Allowance for loan losses	(19,266)	(18,793)
Net loans	2,667,225	2,338,344
Loans held for sale	6,278	2,510
Bank premises and equipment, net	58,292	52,510
Bank owned life insurance	67,943	62,176
Goodwill	151,423	133,111
Other intangible assets	12,530	11,465
Other assets	46,833	34,890
Total assets	$3,972,091	$3,581,686
Liabilities
Deposits:
Non-interest-bearing	$585,861	$556,010
Interest-bearing	2,363,398	2,174,320
Total deposits	2,949,259	2,730,330
Short-term borrowings	360,727	209,491
Long-term borrowings	113,085	144,019
Accrued expenses and other liabilities	49,681	39,254
Total liabilities	3,472,752	3,123,094
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2018 and December 31, 2017	—	—
Common shares, no par value, 24,000,000 shares authorized, 20,114,405 shares issued at June 30, 2018 and 18,952,385 shares issued at December 31, 2017, including shares in treasury	385,751	345,412
Retained earnings (b)	145,723	134,362
Accumulated other comprehensive loss, net of deferred income taxes (b)	(17,603)	(5,215)
Treasury stock, at cost, 623,852 shares at June 30, 2018 and 702,449 shares at December 31, 2017	(14,532)	(15,967)
Total stockholders’ equity	499,339	458,592
Total liabilities and stockholders’ equity	$3,972,091	$3,581,686
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities (including those held in participant accounts in the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan) from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of securities were included in available-for-sale investment securities.
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
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$31,250	$25,464	$58,131	$49,763
Interest and dividends on taxable investment securities	5,830	4,956	11,480	9,665
Interest on tax-exempt investment securities	635	762	1,278	1,556
Other interest income	54	26	106	41
Total interest income	37,769	31,208	70,995	61,025
Interest expense:
Interest on deposits	3,101	1,729	5,314	3,216
Interest on short-term borrowings	1,175	233	2,143	484
Interest on long-term borrowings	685	1,156	1,371	2,290
Total interest expense	4,961	3,118	8,828	5,990
Net interest income	32,808	28,090	62,167	55,035
Provision for loan losses	1,188	947	3,171	1,571
Net interest income after provision for loan losses	31,620	27,143	58,996	53,464
Non-interest income:
Insurance income	3,369	3,414	8,024	7,516
Trust and investment income	3,232	2,977	6,300	5,659
Electronic banking income	2,785	2,587	5,570	5,148
Deposit account service charges	2,388	2,294	4,508	4,723
Mortgage banking income	969	467	1,320	854
Bank owned life insurance income	497	496	965	989
Commercial loan swap fees	146	651	262	919
Net (loss) gain on asset disposals and other transactions	(405)	109	(331)	106
Net (loss) gain on investment securities	(147)	18	(146)	358
Other non-interest income (a)	421	704	1,752	1,116
Total non-interest income	13,255	13,717	28,224	27,388
Non-interest expense:
Salaries and employee benefit costs	18,025	15,049	34,015	30,545
Professional fees	3,022	1,529	4,740	3,139
Net occupancy and equipment expense	2,803	2,648	5,669	5,361
Electronic banking expense	1,448	1,525	2,976	3,039
Data processing and software expense	1,359	1,096	2,681	2,238
Amortization of other intangible assets	861	871	1,615	1,734
Marketing expense	656	354	981	634
Franchise tax expense	614	584	1,258	1,167
FDIC insurance expense	416	457	782	890
Foreclosed real estate and other loan expenses	338	179	550	375
Communication expense	300	390	644	800
Other non-interest expense	6,129	1,998	8,281	4,089
Total non-interest expense	35,971	26,680	64,192	54,011
Income before income taxes	8,904	14,180	23,028	26,841
Income tax expense	1,012	4,414	3,395	8,266
Net income	$7,892	$9,766	$19,633	$18,575
Earnings per common share - basic	$0.41	$0.54	$1.05	$1.02
Earnings per common share - diluted	$0.41	$0.53	$1.04	$1.02
Weighted-average number of common shares outstanding - basic	19,160,728	18,044,574	18,646,266	18,037,333
Weighted-average number of common shares outstanding - diluted	19,293,381	18,203,752	18,773,169	18,195,715
Cash dividends declared	$5,466	$3,645	$10,237	$7,279
Cash dividends declared per common share	$0.28	$0.20	$0.54	$0.40
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a reduction to income of $236,000 during the three months ended June 30, 2018 and income of $224,000 for the six months ended June 2018.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$7,892	$9,766	$19,633	$18,575
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(2,661)	2,272	(12,774)	5,684
Related tax benefit (expense)	559	(795)	2,683	(1,989)
Less: reclassification adjustment for net (loss) gain included in net income	(147)	18	(146)	358
Related tax benefit (expense)	31	(6)	31	(125)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	—	(5,020)	—
Related tax benefit	—	—	1,054	—
Net effect on other comprehensive (loss) income	(1,986)	1,465	(13,942)	3,462
Defined benefit plans:
Net loss arising during the period	—	(1)	—	—
Amortization of unrecognized loss and service cost on benefit plans	26	24	52	47
Related tax expense	(5)	(8)	(11)	(16)
Net effect on other comprehensive income	21	15	41	31
Cash flow hedges:
Net gain (loss) arising during the period	537	(666)	1,915	(769)
Related tax (expense) benefit	(113)	233	(402)	269
Net effect on other comprehensive income (loss)	424	(433)	1,513	(500)
Total other comprehensive (loss) income, net of tax expense	(1,541)	1,047	(12,388)	2,993
Total comprehensive income	$6,351	$10,813	$7,245	$21,568
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
Amounts reclassified out of retained earnings, net of tax, per ASU 2014-09	—	(3,055)	—	—	(3,055)
Net income	—	19,633	—	—	19,633
Other comprehensive income, net of tax	—	5,020	(12,388)	—	(7,368)
Cash dividends declared	—	(10,237)	—	—	(10,237)
Exercise of stock appreciation rights	(2)	—	—	2	—
Reissuance of treasury stock for common stock awards	(2,346)	—	—	2,346	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	46	46
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,143)	(1,143)
Common shares issued under dividend reinvestment plan	338	—	—	—	338
Common shares issued under compensation plan for Boards of Directors	63	—	—	121	184
Common shares issued under employee stock purchase plan	31	—	—	63	94
Stock-based compensation expense	1,357	—	—	—	1,357
Issuance of common shares related to acquisition of ASB Financial Corp.	40,898	—	—	—	40,898
Balance, June 30, 2018	$385,751	$145,723	$(17,603)	$(14,532)	$499,339

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$27,499	$26,730
Investing activities:
Available-for-sale investment securities:
Purchases	(81,441)	(96,177)
Proceeds from sales	14,489	581
Proceeds from principal payments, calls and prepayments	60,088	74,342
Held-to-maturity investment securities:
Purchases	—	(1,310)
Proceeds from principal payments	2,627	1,197
Other investment securities:
Purchases	(1,089)	—
Proceeds from sales	7,111	—
Net increase in loans	(92,582)	(67,735)
Net expenditures for bank premises and equipment	(2,721)	(1,581)
Proceeds from sales of other real estate owned	265	50
Business acquisitions, net of cash received	4,695	(450)
(Investment in) return of limited partnership and tax credit funds	(399)	5
Net cash used in investing activities	(88,957)	(91,078)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	364	37,640
Net increase in interest-bearing deposits	19,705	129,768
Net increase (decrease) in short-term borrowings	66,412	(163,075)
Proceeds from long-term borrowings	—	75,000
Payments on long-term borrowings	(1,062)	(1,244)
Cash dividends paid	(10,001)	(7,003)
Repurchase of treasury stock in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(1,143)	(324)
Proceeds from (payments for) issuance of common shares	15	(6)
Contingent consideration payments made after a business combination	(224)	(122)
Net cash provided by financing activities	74,066	70,634
Net increase in cash and cash equivalents	12,608	6,286
Cash and cash equivalents at beginning of period	72,194	66,146
Cash and cash equivalents at end of period	$84,802	$72,432

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2017 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2018 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2017, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2017 Form 10-K.
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
Accounting Standards Update ("ASU") 2018-07 - Compensation - Stock Compensation (Topic 718): The update has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2018-06 - Codification Improvements (Topic 942): The update has been issued to increase stakeholders' awareness of the improvements to Topic 942, Financial Services - Depository and Lending. The update will supersede outdated guidance related to the Office of the Comptroller of the Currency's Banking Circular 202, Accounting for Net Deferred Tax Charges. The amendments became effective May 7, 2018, and did not have an impact on Peoples' consolidated financial statements.
ASU 2018-05 - Income Taxes (Topic 740): The amendments in this ASU clarify required disclosures in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, Peoples partially completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Cuts and Jobs Act. In all cases, Peoples will continue to make and refine its calculations during the one-year remeasurement period as additional analysis is completed. In addition, these estimates may be affected as Peoples gains a more thorough understanding of the new tax reform legislation.
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings as of December 31, 2017.

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the amendments in this ASU is to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
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
ASU 2016-02 - Leases (Topic 842): This ASU was issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under the new accounting guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. This ASU will require both finance and operating leases to be recognized on the balance sheet. This ASU will affect all companies and organizations that lease real estate. The FASB issued an update in January 2018 (ASU 2018-01) providing an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and were not previously accounted for as leases. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples is currently identifying the current leases and will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
Note 2 Fair Value of Assets and Liabilities

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, Peoples measures, records, and reports various types of assets and liabilities at fair value on either a recurring or a non-recurring basis in the Consolidated Financial Statements. Those assets and liabilities are presented below in the sections entitled “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis.”
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$—	$43	$—	$—	$—	$—
States and political subdivisions	—	96,913	—	—	101,569	—
Residential mortgage-backed securities	—	688,002	—	—	673,664	—
Commercial mortgage-backed securities	—	6,799	—	—	6,976	—
Bank-issued trust preferred securities	—	4,167	—	—	5,129	—
Equity securities (a)	—	—	—	7,694	155	—
Total available-for-sale securities	—	795,924	—	7,694	787,493	—

Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	$—	$5,026	$—	$—	$4,417	$—
Residential mortgage-backed securities	—	29,853	—	—	32,227	—
Commercial mortgage-backed securities	—	3,547	—	—	4,569	—
Total held-to-maturity securities	—	38,426	—	—	41,213	—

Equity securities (a)	121	173	—	—	—	—
Derivative assets (b)	—	8,404	—	—	4,594	—

Liabilities:
Derivative liabilities (c)	$—	$5,125	$—	$—	$3,241	$—
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
Investment Securities Available-for-Sale and Held-to-Maturity: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2).

Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Equity Securities: The fair values of Peoples' equity securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized in the Consolidated Balance Sheets at their fair value within other assets/liabilities. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$27,261	$—	$—	$20,602
Loans held for sale	—	—	6,278	—	—	2,510
Other real estate owned (OREO)	—	—	63	—	—	99
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At June 30, 2018, impaired loans had an aggregate outstanding principal balance of $33.7 million.  For the three and six months ended June 30, 2018, Peoples recognized a reduction in the specific reserve on impaired loans, through the allowance for loan losses, of $12,000 and $17,000, respectively.
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value (Level 3).
Other Real Estate Owned: Other real estate owned ("OREO"), included in Other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated selling costs. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$84,802	$84,802	$72,194	$72,194
Other investment securities:
FHLB stock	2	29,728	29,728	28,132	28,132
FRB stock	2	10,959	10,959	10,179	10,179
Nonqualified deferred comp (a)	2	966	966	—	—
FHLMC stock	2	60	60	60	60
Total other investment securities		41,713	41,713	38,371	38,371
Loans	3	2,667,225	2,686,506	2,338,344	2,274,194
Bank owned life insurance (BOLI)	3	67,943	67,943	62,176	62,176
Bank premises and equipment, net	3	58,292	58,292	52,510	52,510
Servicing rights (b)	3	2,622	2,622	2,305	2,305
Liabilities:
Deposits	2	$2,949,259	$2,943,138	$2,730,330	$2,730,071
Short-term borrowings	2	360,727	360,705	209,491	209,628
Long-term borrowings	2	113,085	109,104	144,019	142,108
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities (including those held in participant accounts in the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan) from available-for-sale investment securities to other investment securities.
(b) Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash and due from banks is a reasonable estimate of fair value. (Level 1).
Other Investment Securities: Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as Other investment securities on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the "FRB"). Other investment securities are measured at their respective redemption values (Level 2).
Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity.
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value (Level 3). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of:
U.S. Treasury and government agencies	$43	$—	$—	$43
States and political subdivisions	96,629	919	(635)	96,913
Residential mortgage-backed securities	708,419	2,115	(22,532)	688,002
Commercial mortgage-backed securities	6,929	—	(130)	6,799
Bank-issued trust preferred securities	4,197	122	(152)	4,167
Total available-for-sale securities	$816,217	$3,156	$(23,449)	$795,924
December 31, 2017
Obligations of:
States and political subdivisions	$100,039	$1,786	$(256)	$101,569
Residential mortgage-backed securities	684,100	2,582	(13,018)	673,664
Commercial mortgage-backed securities	7,004	11	(39)	6,976
Bank-issued trust preferred securities	5,195	141	(207)	5,129
Equity securities (a)	1,394	6,520	(65)	7,849
Total available-for-sale securities	$797,732	$11,040	$(13,585)	$795,187
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

At December 31, 2017, Peoples' investment in equity securities was comprised largely of common stocks issued by various unrelated bank holding companies.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross gains realized	$3	$18	$5	$358
Gross losses realized	150	—	151	—
Net (loss) gain realized	$(147)	$18	$(146)	$358
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2018
Obligations of:
States and political subdivisions	$26,031	$330	39	$4,902	$305	2	$30,933	$635
Residential mortgage-backed securities	318,416	7,536	144	303,265	14,996	96	621,681	22,532
Commercial mortgage-backed securities	5,577	113	2	1,222	17	1	6,799	130
Bank-issued trust preferred securities	—	—	—	1,848	152	2	1,848	152
Total	$350,024	$7,979	185	$311,237	$15,470	101	$661,261	$23,449
December 31, 2017
Obligations of:
States and political subdivisions	$16,985	$89	18	$5,308	$167	1	$22,293	$256
Residential mortgage-backed securities	274,998	3,462	77	291,812	9,556	88	566,810	13,018
Commercial mortgage-backed securities	2,487	23	1	1,274	16	1	3,761	39
Bank-issued trust preferred securities	—	—	—	2,792	207	3	2,792	207
Equity securities (a)	276	1	1	112	64	1	388	65
Total	$294,746	$3,575	97	$301,298	$10,010	94	$596,044	$13,585
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At June 30, 2018, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2018 and December 31, 2017 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2018, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Two of the four positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $0.2 million and $0.1 million, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.

Furthermore, the unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2018 were primarily attributable to the floating-rate nature of those investments, the current interest rate environment and spreads within that sector.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$32	$5	$5	$1	$43
States and political subdivisions	740	11,443	29,405	55,041	96,629
Residential mortgage-backed securities	438	13,759	47,692	646,530	708,419
Commercial mortgage-backed securities	—	5,690	—	1,239	6,929
Bank-issued trust preferred securities	—	—	2,197	2,000	4,197
Total available-for-sale securities	$1,210	$30,897	$79,299	$704,811	$816,217
Fair value
Obligations of:
U.S. Treasury and government agencies	$32	$5	$5	$1	$43
States and political subdivisions	744	11,450	29,414	55,305	96,913
Residential mortgage-backed securities	435	13,466	46,510	627,591	688,002
Commercial mortgage-backed securities	—	5,577	—	1,222	6,799
Bank-issued trust preferred securities	—	—	2,319	1,848	4,167
Total available-for-sale securities	$1,211	$30,498	$78,248	$685,967	$795,924
Total weighted-average yield	3.45%	2.39%	2.81%	2.78%	2.77%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of:
States and political subdivisions	$4,530	$496	$—	$5,026
Residential mortgage-backed securities	30,668	126	(941)	29,853
Commercial mortgage-backed securities	3,636	—	(89)	3,547
Total held-to-maturity securities	$38,834	$622	$(1,030)	$38,426
December 31, 2017
Obligations of:
States and political subdivisions	$3,810	$607	$—	$4,417
Residential mortgage-backed securities	32,487	269	(529)	32,227
Commercial mortgage-backed securities	4,631	—	(62)	4,569
Total held-to-maturity securities	$40,928	$876	$(591)	$41,213
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and six months ended June 30, 2018 and 2017.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2018
Residential mortgage-backed securities	$11,258	$107	5	$11,511	$834	3	$22,769	$941
Commercial mortgage-backed securities	—	—	—	3,547	89	1	3,547	89
Total	$11,258	$107	5	$15,058	$923	4	$26,316	$1,030
December 31, 2017
Residential mortgage-backed securities	$1,476	$4	2	$12,098	$525	3	$13,574	$529
Commercial mortgage-backed securities	—	—	—	4,569	62	1	4,569	62
Total	$1,476	$4	2	$16,667	$587	4	$18,143	$591
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$310	$2,982	$1,238	$4,530
Residential mortgage-backed securities	—	433	8,093	22,142	30,668
Commercial mortgage-backed securities	—	—	—	3,636	3,636
Total held-to-maturity securities	$—	$743	$11,075	$27,016	$38,834
Fair value
Obligations of:
States and political subdivisions	$—	$312	$3,462	$1,252	$5,026
Residential mortgage-backed securities	—	422	8,116	21,315	29,853
Commercial mortgage-backed securities	—	—	—	3,547	3,547
Total held-to-maturity securities	$—	$734	$11,578	$26,114	$38,426
Total weighted-average yield	—%	2.43%	2.89%	2.71%	2.76%
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
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2018	December 31, 2017
June 30, 2018
FHLB stock	$29,728	$28,132
FRB stock	10,959	10,179
Equity securities (a)	294	—
Other	1,026	60
Total other investment securities	$42,007	$38,371
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

At June 30, 2018, there were no equity securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $528.6 million and $522.7 million at June 30, 2018 and December 31, 2017, respectively, and held-to-maturity investment securities with carrying values of $17.2 million and $18.3 million at June 30, 2018 and December 31, 2017, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $4.4 million and $6.7 million at June 30, 2018 and December 31, 2017, respectively, and held-to-maturity securities with carrying values of $18.2 million and $19.9 million at June 30, 2018 and December 31, 2017, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$107,255	$107,118
Commercial real estate, other	650,512	595,447
Commercial real estate	757,767	702,565
Commercial and industrial	471,270	438,051
Residential real estate	299,934	304,523
Home equity lines of credit	89,957	88,902
Consumer, indirect	373,384	340,390
Consumer, direct	71,545	67,010
Consumer	444,929	407,400
Deposit account overdrafts	860	849
Total originated loans	$2,064,717	$1,942,290
Acquired loans:
Commercial real estate, construction	$14,780	$8,319
Commercial real estate, other	207,195	165,120
Commercial real estate	221,975	173,439
Commercial and industrial	40,938	34,493
Residential real estate	309,629	184,864
Home equity lines of credit	45,933	20,575
Consumer, indirect	198	329
Consumer, direct	3,101	1,147
Consumer	3,299	1,476
Total acquired loans	$621,774	$414,847
Loans, net of deferred fees and costs	$2,686,491	$2,357,137

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial real estate, other	$13,279	$8,117
Commercial and industrial	1,274	767
Residential real estate	21,842	19,532
Consumer	63	33
Total outstanding balance	$36,458	$28,449
Net carrying amount	$25,710	$19,564
Changes in the accretable yield for purchased credit impaired loans for the six months ended June 30 were as follows:

(Dollars in thousands)	June 30, 2018	June 30, 2017
Balance, beginning of period	$6,704	$7,132
Additions:
ASB Financial Corp.	2,415	—
Accretion	(897)	(876)
Balance, June 30	$8,222	$6,256
Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired loans accounted for and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status and loans that have become past due. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Peoples evaluates changes quarterly and compares the new estimated cash flows to those at the previous cash flow re-estimation date and the related materiality of the changes, and when compared to the total loan portfolio, the differences in estimated cash flows at the most recent cash flow re-estimate date compared to the previous cash flow re-estimate date would not have a material impact on amounts recorded since the last re-estimation.
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
Pledged Loans
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $585.6 million and $487.2 million at June 30, 2018 and December 31, 2017, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $69.8 million and $74.0 million at June 30, 2018 and December 31, 2017, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$725	$754	$—	$—
Commercial real estate, other	6,406	6,877	213	—
Commercial real estate	7,131	7,631	213	—
Commercial and industrial	1,274	739	—	—
Residential real estate	4,056	3,546	282	548
Home equity lines of credit	481	550	6	50
Consumer, indirect	314	256	—	—
Consumer, direct	17	39	4	16
Consumer	331	295	4	16
Total originated loans	$13,273	$12,761	$505	$614
Acquired loans:
Commercial real estate, other	$252	$192	$402	$215
Commercial and industrial	427	259	—	45
Residential real estate	1,846	2,168	1,026	730
Home equity lines of credit	271	312	—	22
Consumer, direct	—	—	42	—
Total acquired loans	$2,796	$2,931	$1,470	$1,012
Total loans	$16,069	$15,692	$1,975	$1,626

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$725	$725	$106,530	$107,255
Commercial real estate, other	972	—	6,516	7,488	643,024	650,512
Commercial real estate	972	—	7,241	8,213	749,554	757,767
Commercial and industrial	1,023	—	1,225	2,248	469,022	471,270
Residential real estate	1,451	682	2,180	4,313	295,621	299,934
Home equity lines of credit	365	139	253	757	89,200	89,957
Consumer, indirect	2,051	248	85	2,384	371,000	373,384
Consumer, direct	199	36	12	247	71,298	71,545
Consumer	2,250	284	97	2,631	442,298	444,929
Deposit account overdrafts	—	—	—	—	860	860
Total originated loans	$6,061	$1,105	$10,996	$18,162	$2,046,555	$2,064,717
Acquired loans:
Commercial real estate, construction	$—	$177	$—	$177	$14,603	$14,780
Commercial real estate, other	350	205	485	1,040	206,155	207,195
Commercial real estate	350	382	485	1,217	220,758	221,975
Commercial and industrial	206	337	98	641	40,297	40,938
Residential real estate	966	1,917	2,011	4,894	304,735	309,629
Home equity lines of credit	116	—	192	308	45,625	45,933
Consumer, indirect	2	—	—	2	196	198
Consumer, direct	38	8	42	88	3,013	3,101
Consumer	40	8	42	90	3,209	3,299
Total acquired loans	$1,678	$2,644	$2,828	$7,150	$614,624	$621,774
Total loans	$7,739	$3,749	$13,824	$25,312	$2,661,179	$2,686,491

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$107,118	$107,118
Commercial real estate, other	990	—	6,492	7,482	587,965	595,447
Commercial real estate	990	—	6,492	7,482	695,083	702,565
Commercial and industrial	1,423	92	706	2,221	435,830	438,051
Residential real estate	4,562	1,234	2,408	8,204	296,319	304,523
Home equity lines of credit	502	80	395	977	87,925	88,902
Consumer, indirect	2,153	648	105	2,906	337,484	340,390
Consumer, direct	417	46	48	511	66,499	67,010
Consumer	2,570	694	153	3,417	403,983	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$10,047	$2,100	$10,154	$22,301	$1,919,989	$1,942,290
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,319	$8,319
Commercial real estate, other	775	948	312	2,035	163,085	165,120
Commercial real estate	775	948	312	2,035	171,404	173,439
Commercial and industrial	—	1	171	172	34,321	34,493
Residential real estate	4,656	1,391	1,910	7,957	176,907	184,864
Home equity lines of credit	126	—	301	427	20,148	20,575
Consumer, indirect	3	—	—	3	326	329
Consumer, direct	10	11	—	21	1,126	1,147
Consumer	13	11	—	24	1,452	1,476
Total acquired loans	$5,570	$2,351	$2,694	$10,615	$404,232	$414,847
Total loans	$15,617	$4,451	$12,848	$32,916	$2,324,221	$2,357,137
During the first six months of 2018, Peoples' delinquency trends improved compared to the balances at December 31, 2017, as total loans past due declined in both the originated and acquired loan portfolios. Delinquency trends improved during the second quarter as approximately 99.0% of Peoples' portfolio was considered “current” at June 30, 2018, compared to 98.8% at March 31, 2018 and 98.9% at June 30, 2017.
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2018
Originated loans:
Commercial real estate, construction	$105,358	$—	$1,505	$—	$392	$107,255
Commercial real estate, other	623,482	6,055	20,975	—	—	650,512
Commercial real estate	728,840	6,055	22,480	—	392	757,767
Commercial and industrial	422,966	44,346	3,958	—	—	471,270
Residential real estate	15,441	519	12,482	222	271,270	299,934
Home equity lines of credit	502	—	—	—	89,455	89,957
Consumer, indirect	47	—	—	—	373,337	373,384
Consumer, direct	25	—	—	—	71,520	71,545
Consumer	72	—	—	—	444,857	444,929
Deposit account overdrafts	—	—	—	—	860	860
Total originated loans	$1,167,821	$50,920	$38,920	$222	$806,834	$2,064,717
Acquired loans:
Commercial real estate, construction	$11,348	$1,291	$2,141	$—	$—	$14,780
Commercial real estate, other	186,989	10,252	9,511	443	—	207,195
Commercial real estate	198,337	11,543	11,652	443	—	221,975
Commercial and industrial	37,777	781	2,087	293	—	40,938
Residential real estate	20,134	1,969	1,803	176	285,547	309,629
Home equity lines of credit	43	—	—	—	45,890	45,933
Consumer, indirect	4	—	—	—	194	198
Consumer, direct	44	—	—	—	3,057	3,101
Consumer	48	—	—	—	3,251	3,299
Total acquired loans	$256,339	$14,293	$15,542	$912	$334,688	$621,774
Total loans	$1,424,160	$65,213	$54,462	$1,134	$1,141,522	$2,686,491

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2017
Originated loans:
Commercial real estate, construction	$100,409	$5,502	$754	$—	$453	$107,118
Commercial real estate, other	561,320	17,189	16,938	—	—	595,447
Commercial real estate	661,729	22,691	17,692	—	453	702,565
Commercial and industrial	420,477	13,062	4,512	—	—	438,051
Residential real estate	17,896	1,000	11,371	216	274,040	304,523
Home equity lines of credit	454	—	—	—	88,448	88,902
Consumer, indirect	55	8	—	—	340,327	340,390
Consumer, direct	33	—	—	—	66,977	67,010
Consumer	88	8	—	—	407,304	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$1,100,644	$36,761	$33,575	$216	$771,094	$1,942,290
Acquired loans:
Commercial real estate, construction	$8,267	$—	$52	$—	$—	$8,319
Commercial real estate, other	149,486	6,527	9,107	—	—	165,120
Commercial real estate	157,753	6,527	9,159	—	—	173,439
Commercial and industrial	32,011	157	2,325	—	—	34,493
Residential real estate	12,543	593	1,105	—	170,623	184,864
Home equity lines of credit	124	—	—	—	20,451	20,575
Consumer, indirect	12	—	—	—	317	329
Consumer, direct	35	—	—	—	1,112	1,147
Consumer	47	—	—	—	1,429	1,476
Total acquired loans	$202,478	$7,277	$12,589	$—	$192,503	$414,847
Total loans	$1,303,122	$44,038	$46,164	$216	$963,597	$2,357,137
In the first six months of 2018, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2017 mostly due to acquired ASB Financial Corp. ("ASB") loans, which were partially offset by paydowns on classified loans.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2018
Commercial real estate, construction	$2,552	$—	$2,465	$2,465	$—	$1,317	$22
Commercial real estate, other	18,010	14	16,683	16,697	1	14,132	257
Commercial real estate	20,562	14	19,148	19,162	1	15,449	279
Commercial and industrial	3,372	1,481	1,692	3,173	191	2,292	51
Residential real estate	28,074	523	25,974	26,497	47	23,598	661
Home equity lines of credit	1,739	68	1,668	1,736	14	1,676	42
Consumer, indirect	434	133	308	441	31	286	14
Consumer, direct	150	57	93	150	45	98	4
Consumer	584	190	401	591	76	384	18
Total	$54,331	$2,276	$48,883	$51,159	$329	$43,399	$1,051
December 31, 2017
Commercial real estate, construction	$821	$—	$754	$754	$—	$788	$—
Commercial real estate, other	14,909	14	13,606	13,620	1	14,392	503
Commercial real estate	15,730	14	14,360	14,374	1	15,180	503
Commercial and industrial	1,690	951	572	1,523	199	1,668	65
Residential real estate	24,743	477	22,626	23,103	58	23,195	1,246
Home equity lines of credit	1,707	81	1,624	1,705	18	1,505	85
Consumer, indirect	273	70	206	276	26	184	20
Consumer, direct	87	56	28	84	37	79	7
Consumer	360	126	234	360	63	263	27
Total	$44,230	$1,649	$39,416	$41,065	$339	$41,811	$1,926
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

The following table summarizes the loans that were modified as a TDR during the three months ended June 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2018
Originated loans:
Residential real estate	5	$717	$717	$717
Home equity lines of credit	3	61	61	61
Consumer, indirect	14	230	230	230
Consumer, direct	5	27	27	27
Consumer	19	257	257	257
Total originated loans	27	$1,035	$1,035	$1,035
Acquired loans:
Residential real estate	11	720	720	720
Home equity lines of credit	4	86	86	86
Consumer, direct	3	57	57	57
Total acquired loans	18	$863	$863	$863
June 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	2	137	137	137
Residential real estate	4	288	288	288
Home equity lines of credit	1	43	43	45
Consumer, indirect	4	54	54	54
Consumer, direct	5	6	6	6
Consumer	9	60	60	60
Total originated loans	17	$542	$542	$544
Acquired loans:
Residential real estate	5	$179	$179	$179
Total acquired loans	5	$179	$179	$179
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table summarizes the loans that were modified as a TDR during the six months ended June 30:

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2018
Originated loans:
Residential real estate	7	$910	$910	$911
Home equity lines of credit	3	61	61	61
Consumer, indirect	21	316	316	302
Consumer, direct	7	31	31	31
Consumer	28	347	347	333
Total originated loans	38	$1,318	$1,318	$1,305
Acquired loans:
Commercial real estate, other	1	$50	$50	$48
Residential real estate	13	989	989	989
Home equity lines of credit	4	86	86	86
Consumer, direct	3	57	57	57
Total acquired loans	21	$1,182	$1,182	$1,180
June 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	2	137	137	137
Residential real estate	6	393	393	392
Home equity lines of credit	4	269	269	268
Consumer, indirect	7	121	121	97
Consumer, direct	5	6	6	6
Consumer	12	127	127	103
Total originated loans	25	$940	$940	$914
Acquired loans:
Commercial real estate, other	2	$271	$271	$267
Commercial and industrial	1	38	38	38
Residential real estate	7	276	276	276
Home equity lines of credit	4	294	294	291
Consumer, direct	2	10	10	9
Total acquired loans	16	$889	$889	$881
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

Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the six months ended June 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(227)	(57)	(1,479)	(219)	(420)	(3,289)
Recoveries	43	—	67	9	272	84	116	591
Net charge-offs	(806)	(38)	(160)	(48)	(1,207)	(135)	(304)	(2,698)
Provision for (recovery of) loan losses	1,280	(410)	261	(27)	1,602	136	329	3,171
Balance, June 30, 2018	$8,271	$5,365	$1,005	$618	$3,339	$465	$95	$19,158

Period-end amount allocated to:
Loans individually evaluated for impairment	$1	$191	$47	$14	$31	$45	$—	$329
Loans collectively evaluated for impairment	8,270	5,174	958	604	3,308	420	95	18,829
Ending balance	$8,271	$5,365	$1,005	$618	$3,339	$465	$95	$19,158

Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(25)	(117)	(206)	(20)	(1,000)	(169)	(520)	(2,057)
Recoveries	116	—	109	6	424	106	111	872
Net recoveries (charge-offs)	91	(117)	(97)	(14)	(576)	(63)	(409)	(1,185)
Provision for (recovery of) loan losses	65	491	75	2	813	(53)	321	1,714
Balance, June 30, 2017	$7,328	$6,727	$960	$676	$2,549	$402	$83	$18,725

Period-end amount allocated to:
Loans individually evaluated for impairment	$264	$423	$135	$62	$6	$2	$—	$892
Loans collectively evaluated for impairment	7,064	6,304	825	614	2,543	400	83	17,833
Ending balance	$7,328	$6,727	$960	$676	$2,549	$402	$83	$18,725

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

The following table presents activity in the allowance for loan losses for acquired loans for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Purchased credit impaired loans:
Balance, beginning of period	$108	$90	$108	$233
Recovery of loan losses	—	—	—	(143)
Balance, June 30	$108	$90	$108	$90
During the first quarter of 2017, Peoples recorded a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off during the quarter.

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$85,000	2.05%	$115,000	1.86%
FHLB amortizing, fixed-rate advances	20,890	2.03%	21,939	2.02%
Junior subordinated debt securities	7,195	7.38%	7,107	6.51%
Unamortized debt issuance costs	—	—%	(27)	—%
Total long-term borrowings	$113,085	2.38%	$144,019	2.11%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first six months of 2018, no additional borrowings were entered into and two long-term FHLB non-amortizing advances in the amount of $30.0 million were reclassified to short-term borrowings as the maturity became less than one year.
As of June 30, 2018, Peoples' had one remaining FHLB putable option-based advance. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from two to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. Additional information regarding the interest rate swaps can be found later in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.
Peoples maintains a multi-year unsecured $15.0 million revolving credit facility (the “Credit Facility”) with Raymond James Bank, N.A. that matures on March 4, 2019. Borrowings under the Credit Facility may be used: (i) to make acquisitions; (ii) to make stock repurchases; (iii) for working capital needs; and (iv) for other general corporate purposes. Each loan under the Credit Facility will bear interest per annum at a rate equal to 3.00% plus the one-month LIBOR rate, which rate will reset monthly. As of June 30, 2018, there were no borrowings outstanding under the Credit Facility. Additional information regarding the Credit Facility can be found can be found later in Note 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six months ending December 31, 2018	$3,440	1.58%
Year ending December 31, 2019	3,512	1.56%
Year ending December 31, 2020	25,564	1.83%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.95%
Thereafter	42,069	3.36%
Total long-term borrowings	$113,085	2.38%

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2018:

	Common Shares	Treasury Stock
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Release of restricted common shares	—	29,045
Cancellation of restricted common shares	—	1,235
Exercise of stock appreciation rights	—	(102)
Grant of restricted common shares	—	(90,253)
Grant of common shares	—	(15,112)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,975
Disbursed out of treasury stock	—	(2,089)
Common shares issued under dividend reinvestment plan	9,309	—
Common shares issued under compensation plan for Boards of Directors	—	(1,589)
Common shares issued under employee stock purchase plan	—	(2,707)
Issuance of common shares related to the acquisition of ASB Financial Corp.	1,152,711	—
Shares at June 30, 2018	20,114,405	623,852
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2018, Peoples had no preferred shares issued or outstanding.
On April 13, 2018, Peoples issued 1,152,711 common shares to ASB shareholders.

Accumulated Other Comprehensive Loss
The following table details the change in the components of Peoples’ accumulated other comprehensive loss for the six months ended June 30, 2018:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	115	—	—	115
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(9,037)	41	1,513	(7,483)
Balance, June 30, 2018	$(16,030)	$(4,215)	$2,642	$(17,603)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$105	$113	$210	$226
Expected return on plan assets	(146)	(139)	(293)	(277)
Amortization of net loss	27	26	55	51
Net periodic cost	$(14)	$—	$(28)	$—

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$1	$1	$2	$2
Amortization of net gain	(1)	(2)	(3)	(4)
Net periodic cost	$—	$(1)	$(1)	$(2)
There were no settlement charges recorded in the three or six months ended June 30, 2018 or June 30, 2017 under the noncontributory defined benefit pension plan.

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2018	2017	2018	2017
Distributed earnings allocated to common shareholders	$5,407	$3,609	$10,123	$7,213
Undistributed earnings allocated to common shareholders	2,427	6,100	9,389	11,262
Net earnings allocated to common shareholders	$7,834	$9,709	$19,512	$18,475

Weighted-average common shares outstanding	19,160,728	18,044,574	18,646,266	18,037,333
Effect of potentially dilutive common shares	132,653	159,178	126,903	158,382
Total weighted-average diluted common shares outstanding	19,293,381	18,203,752	18,773,169	18,195,715

Earnings per common share:
Basic	$0.41	$0.54	$1.05	$1.02
Diluted	$0.41	$0.53	$1.04	$1.02

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	—	14	32	63
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
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $8.4 million in an asset position and $5.1 million in a liability position at June 30, 2018, and there was $4.6 million in an asset position and $3.2 million in a liability position at December 31, 2017. The amounts are recorded in Other assets, and Accrued expenses and Other liabilities on the Consolidated Balance Sheet at the periods indicated.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2018, Peoples had ten interest rate swaps, which included three interest rate swaps acquired with the ASB acquisition, for an aggregate notional value of $67.0 million associated with Peoples' cash outflows for various FHLB advances. The $7.0 million increase in notional value during the second quarter of 2018 was due to the interest rate swaps acquired from the ASB acquisition. All three of the acquired swaps matured in July 2018.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is reported in accumulated other comprehensive loss ("AOCL") (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances used to fund the swaps are matched to the reset dates and payment dates on the receipt of the 3-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
Peoples entered into seven interest rate swap contracts and acquired three with the ASB acquisition. All three of the acquired interest rate swaps matured in July of 2018. For the remaining seven interest rate swaps, as described above, Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The received floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in AOCL related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and six months ended June 30, 2018, and June 30, 2017, Peoples had no reclassifications to interest expense. During the next twelve months, Peoples estimates that no interest expense amount will be reclassified. During 2018, two of the remaining seven swaps became effective in January, with an additional two swaps becoming effective in April. Of the three remaining swaps, one became effective in July 2018 and two will become effective in October 2018. These dates roughly coincide with the maturity of existing FHLB advances.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $3.3 million at June 30, 2018. There were no pre-tax net losses recorded for the six months ended June 30, 2018. Additionally, Peoples had no reclassifications to earnings in the three or six months ended June 30, 2018 or June 30, 2017.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $388.9 million and fair value of $5.1 million of equally offsetting assets and liabilities at June 30, 2018, and a notional value of $363.3 million and fair value of $3.0 million of equally offsetting assets and liabilities at December 31, 2017. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares currently available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since 2009, Peoples has granted restricted common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In 2018, the Board of Directors granted unrestricted common shares to non-employee directors and to all full-time and part-time employees who did not already participate in the equity plans. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the respective grant dates and expired ten years from the respective date of grant. The most recent grant of SARs occurred in 2008 and expired on February 20, 2018. The following table summarizes the changes to Peoples' SARs for the six months ended June 30, 2018:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	314	$23.77
Exercised	314	23.77
Outstanding at June 30	—	$—	—	$—
Exercisable at June 30	—	$—	—	$—
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Beginning in 2018, common shares awarded to non-employee directors vest immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first six months of 2018, Peoples granted an aggregate of 84,876 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first six months of 2018, Peoples granted, to certain key employees, an aggregate of 5,377 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2018:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	33,082	$22.85	176,218	$25.50
Awarded	5,377	34.96	84,876	35.43
Released	2,000	23.85	82,861	23.63
Forfeited	—	—	1,235	34.48
Outstanding at June 30	36,459	$24.58	176,998	$31.07

For the six months ended June 30, 2018, the total intrinsic value for restricted common shares released was $3.2 million compared to $0.7 million for the six months ended June 30, 2017.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Total stock-based compensation expense	$538	$443	$1,610	$1,011
Recognized tax benefit	(113)	(155)	(338)	(354)
Net expense recognized	$425	$288	$1,272	$657

Total unrecognized stock-based compensation expense related to unvested awards was $2.7 million at June 30, 2018, which will be recognized over a weighted-average period of 2.0 years. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,600 unrestricted common shares, which resulted in an additional $128,000 of stock-based compensation expense being recognized. On February 14, 2018, the Board of Directors granted an aggregate of11,112 unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in an additional $388,000 of stock-based compensation expense being recognized.
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
Note 11 Revenue

As of January 1, 2018, Peoples adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), and all subsequent updates that modified ASC 606. Peoples elected to adopt this new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. As of January 1, 2018, Peoples recorded a cumulative-effect adjustment for uncompleted contracts, which resulted in a reduction to retained earnings and an increase in accrued expenses and other liabilities of $3.1 million, which is net of federal income taxes. The impact during the second quarter of 2018 was a decrease in insurance income and an increase in retained earnings of $346,000 as a result of applying ASC 606. During the first six months of 2018, the impact of ASC 606 resulted in an increase in insurance income and a decrease in retained earnings of $45,000. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those respective periods.
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
Peoples recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholders during the respective policy periods. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, for which Peoples is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. Peoples estimates the variable consideration based upon the "most likely amount" method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience. Payment is due from the insurance carrier for commission income once the insurance policy has been sold. Peoples has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned.
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
Peoples recognizes interchange income over time, on a monthly basis, which is based on the transactional volume of debit card activity completed by its customers during the month in which income is recognized. Peoples is obligated to certain debit card activity being performed by its customers over a certain period of time. Interchange income is variable as it is based on the transaction volume of debit card activity completed by Peoples' customers. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the vendor within one month of the completed customer debit card activity. Peoples has elected to apply a practical expedient of right to invoice when recognizing interchange income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Peoples also recognizes promotional and usage income over time, on a monthly basis, which is related to branding of debit cards and promotion or use of certain services provided by third-party vendors. Peoples is obligated to brand its debit cards in a certain manner, and promote and use services provided by third-party vendors. Promotional and usage income is variable as it is based on certain metrics achieved for promotion and usage of services provided by the third-party vendors. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the third-party vendors within 45 days of the monthly fulfillment of Peoples' performance obligation. Peoples has elected to apply a practical expedient of right to invoice when recognizing promotional and usage income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Deposit Account Service Charges: Deposit account service charges consist of two revenue streams related to ongoing maintenance fees for deposit accounts and certain transactional-based fees.
Ongoing maintenance fees are recognized on a monthly basis, generally with the monthly period beginning on the day of the month on which the account was opened. Ongoing maintenance fee income is variable as these fees can be reduced if a customer meets certain qualifying metrics. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. For accounts that are assessed maintenance fees through the account analysis process, payment is due from the customer within one month of the monthly period in which the account was open. For all other accounts, monthly maintenance fees are assessed to the account on the last day of the monthly period. Peoples has elected to apply a practical expedient of right to invoice when recognizing ongoing maintenance fees for deposit accounts, as Peoples has fulfilled the required performance obligations, the customer has consumed the service, and Peoples has a right to the related income.
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
The following table details Peoples' revenue from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,193	$6,382
Fees related to third-party administration services (a)	173	292
Performance-based commissions (b)	3	1,350
Trust and investment income (a)	3,232	6,300
Electronic banking income:
Interchange income (a)	2,520	4,784
Promotional and usage income (a)	265	786
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	646	1,321
Transactional-based fees (b)	1,742	3,187
Commercial loan swap fees (b)	146	262
Other non-interest income transactional-based fees (b)	262	543
Total	$12,182	$25,207

Timing of revenue recognition:
Services transferred over time	$10,029	$19,865
Services transferred at a point in time	2,153	5,342
Total	$12,182	$25,207
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. The following table details the change in Peoples' contract liabilities for the period ended June 30, 2018:

Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2018 (a)	$4,700
Additional deferred income	3,696
Recognition of income previously deferred	(3,741)
Balance, June 30, 2018	$4,655
(a) The amount of $3.1 million reported elsewhere throughout the document is the $4.7 million noted above, net of federal corporate income taxes.

The following table details the impact of the adoption of ASU 2014-09 to Peoples' consolidated statements of income and balance sheets, compared to amounts that would have been recognized under previous guidance:

	At or For the Three Months Ended			At or For the Six Months Ended
	June 30, 2018			June 30, 2018
(Dollars in thousands)	As Reported	Impact of ASC 606	Amounts Recognized Under Previous Guidance	As Reported	Impact of ASC 606	Amounts Recognized Under Previous Guidance
Non-interest income:
Insurance income	$3,369	$346	$3,715	$8,024	$(45)	$7,979
Liabilities:
Accrued expenses and other liabilities	49,681	3,019	46,662	49,681	3,019	46,662
Stockholders' equity:
Retained earnings	145,723	(3,019)	148,742	145,723	(3,019)	148,742
Note 12 Acquisitions

On April 13, 2018, Peoples completed its acquisition of ASB for total consideration of $41.5 million, which reflected the conversion of each of the 1,979,034 outstanding ASB common shares into $20.00 in cash or 0.592 in Peoples' common shares. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operates six full-service branches in southern Ohio and northern Kentucky, merged into Peoples Bank.

The following table provides the preliminary purchase price calculation as of the date of acquisition for the ASB acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	ASB
Purchase Price
Common shares electing cash consideration	31,763
Cash purchase price per share	$20.00
Cash consideration	$635
Common shares electing stock consideration	1,947,271
Number of common shares of Peoples issued for each common share of acquired company	0.592
Price per Peoples common share, based on closing date	$35.48
Common share consideration	$40,898
Cash in lieu of fractional common shares of Peoples	$2
Total consideration	$41,533

Net Assets at Fair Value
Assets
Total cash and cash equivalents	$5,332
Available-for-sale investment securities	18,155
Held-to-maturity investment securities	649
Other investment securities	1,596
Total investment securities	20,400
Loans, net of deferred fees and costs	237,109
Loans held for sale	2,539
Net loans	239,648
Bank premises and equipment, net	2,965
Bank owned life insurance	4,803
Other intangible assets	2,639
Other assets	3,447
Total assets	$279,234
Liabilities
Deposits:
Non-interest-bearing	$29,487
Interest-bearing	169,142
Total deposits	198,629
Short-term borrowings	54,824
Accrued expenses and other liabilities	2,558
Total liabilities	$256,011
Net assets	$23,223
Goodwill	$18,312
The estimated fair values presented in the above table reflect certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded in the period in which the adjustment is determined and, as a result, previously recorded results may change.

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	ASB
Nonimpaired Loans
Contractual cash flows	$348,235
Nonaccretable difference	61,960
Expected cash flows	286,275
Accretable yield	57,469
Fair value	$228,806

Purchase Credit Impaired Loans
Contractual cash flows	$18,562
Nonaccretable difference	5,305
Expected cash flows	13,257
Accretable yield	2,415
Fair value	$10,842
Peoples recorded non-interest expense related to acquisitions of $6.1 million and $6.2 million for the three and six months ended June 30, 2018, respectively. Total non-interest income declined due to losses of $205,000 associated with the ASB acquisition. Salaries and employee benefit costs contained $1.9 million, for the three and six months ended June 30, 2018 related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion, professional fees contained $652,000 and $712,000 for the three and six months ended June 30, 2018, respectively, and other non-interest expenses contained $3.4 million for the three and six months ended June 30, 2018.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Per Common Share Data
Earnings per common share – basic	$0.41	$0.54	$1.05	1.02
Earnings per common share – diluted	0.41	0.53	1.04	1.02
Cash dividends declared per common share	0.28	0.20	0.54	0.40
Book value per common share (a)	25.57	24.69	25.57	24.69
Tangible book value per common share (a)(b)	$17.17	$16.78	$17.17	16.78
Weighted-average number of common shares outstanding – basic	19,160,728	18,044,574	18,646,266	18,037,333
Weighted-average number of common shares outstanding – diluted	19,293,381	18,203,752	18,773,169	18,195,715
Common shares outstanding at end of period	19,528,952	18,279,036	19,528,952	18,297,036
Closing stock price at end of period	$37.78	$32.13	$37.78	$32.13
Significant Ratios
Return on average stockholders' equity (c)	6.46%	8.76%	8.39%	8.45%
Return on average tangible stockholders' equity (c)(d)	10.47%	13.71%	13.21%	13.34%
Return on average assets (c)	0.81%	1.12%	1.06%	1.08%
Average stockholders' equity to average assets	12.57%	12.82%	12.60%	12.78%
Average loans to average deposits	89.57%	85.08%	88.37%	85.78%
Net interest margin (c)(e)	3.74%	3.62%	3.70%	3.58%
Efficiency ratio (f)	74.96%	61.19%	68.53%	63.01%
Pre-provision net revenue to total average assets (c)(g)	1.10%	1.72%	1.44%	1.63%
Dividend payout ratio	69.27%	37.32%	52.15%	39.19%
Total investment securities as percentage of total assets (a)	22.07%	24.98%	22.07%	24.98%
Asset Quality Ratios
Nonperforming loans as a percent of total loans (a)(h)	0.67%	0.85%	0.67%	0.85%
Nonperforming assets as a percent of total assets (a)(h)	0.46%	0.57%	0.46%	0.57%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (a)(h)	0.67%	0.88%	0.67%	0.88%
Criticized loans as a percent of total loans (a)(i)	4.50%	4.86%	4.50%	4.86%
Classified loans as a percent of total loans (a)(j)	2.07%	2.31%	2.07%	2.31%
Allowance for loan losses as a percent of total loans (a)	0.72%	0.82%	0.72%	0.82%
Allowance for loan losses as a percent of nonperforming loans (a)(h)	106.77%	96.47%	106.77%	96.47%
Provision for loan losses as a percent of average total loans	0.18%	0.17%	0.26%	0.14%
Net charge-offs as a percentage of average total loans (c)	0.11%	0.11%	0.22%	0.11%
Capital Information (a)
Common equity tier 1 capital ratio (k)	13.00%	13.18%	13.00%	13.18%
Tier 1 risk-based capital ratio	13.26%	13.47%	13.26%	13.47%
Total risk-based capital ratio (tier 1 and tier 2)	13.96%	14.40%	13.96%	14.40%
Leverage ratio	9.75%	9.71%	9.75%	9.71%
Common equity tier 1 capital	359,645	318,849	359,645	318,849
Tier 1 capital	366,840	325,865	366,840	325,865
Total capital (tier 1 and tier 2)	386,105	348,309	386,105	348,309
Total risk-weighted assets	2,765.769	2,419,335	2,765.769	2,419,335
Tangible equity to tangible assets (b)	8.81%	9.07%	8.81%	9.07%

(a)	Data presented as of the end of the period indicated.

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

(h)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(i)	Includes loans categorized as special mention, substandard and doubtful.

(j)	Includes loans categorized as substandard and doubtful.

(k)	Peoples' capital conservation buffer was 5.96% at June 30, 2018 and 6.40% at June 30, 2017, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by the fact they are not historical facts and include words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," and similar expressions.
These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of Peoples' business and operations. Additionally, Peoples' financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

(1)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of acquisitions and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate acquisitions, including the merger with ASB and any future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

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

(5)
uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes or actions, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;

(6)	uncertainties in Peoples' preliminary review of, and additional analysis of, the impact of the Tax Cuts and Jobs Act;

(7)
local, regional, national and international economic conditions (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations) and the effect these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

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

(20)
the costs and effects of new federal and state laws, and other regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(21)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(22)	Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including its primary core banking system provider;

(23)	Peoples' ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(24)
changes in consumer spending, borrowing and saving habits, whether due to the recently enacted tax reform legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(25)	the overall adequacy of Peoples' risk management program;

(26)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

(27)
significant changes in the tax laws, which may adversely affect the fair values of deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio;

(28)	Peoples' continued ability to grow deposits; and

(29)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q.

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
Peoples offers diversified financial products and services through 82 locations, including 71 full-service bank branches, and 78 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2018, which were unchanged from the policies disclosed in Peoples’ 2017 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
At the close of business on April 13, 2018, Peoples completed the acquisition of ASB Financial Corp. ("ASB"). ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated six full-service bank branches and two loan production offices in southern Ohio and northern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total consideration of $41.5 million. The acquisition added $239.6 million of loans and $198.6 million of deposits at the acquisition date, after preliminary acquisition accounting adjustments. Refer to Note 12 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
In the second quarter of 2018, Peoples incurred $6.3 million of acquisition-related costs, compared to $149,000 in the first quarter of 2018 and none in the second quarter of 2017. For the six months ended June 30, 2018, Peoples incurred $6.4 million of acquisition-related costs, compared to none for the same period in 2017. The acquisition-related costs incurred in 2018 were primarily related to fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired.

◦
In the second quarter of 2018, Peoples released a valuation allowance which reduced income tax expense by $805,000. The valuation allowance was related to a historical tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. These capital gains were large enough to offset the anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.

◦
During the second half of 2017, Peoples reduced its position in certain equity investment securities. This action was taken as a result of the high appreciation in the market value of these securities. The sales completed resulted in a net gain on investment securities of $1.9 million in the second half of 2017. On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities which also resulted in changes in the fair value of the equity securities being recorded in non-interest income.

◦
As of December 31, 2017, Peoples recorded a revaluation of its deferred tax assets and liabilities in light of the applicable provisions of the Tax Cuts and Jobs Act. Previously, Peoples had recognized its deferred tax assets and deferred tax liabilities at a federal corporate income tax rate of 35%, and the new law required the use of a 21% federal corporate income tax rate. As a result, Peoples wrote down its net deferred tax assets by $0.9 million in the fourth quarter of 2017, which had a direct impact on income tax expense recorded during that period. Beginning on January 1, 2018, in accordance with the Tax Cuts and Jobs Act, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate, which has resulted in lower income tax expense in 2018, compared to the 35% statutory federal corporate income tax rate in 2017.

◦
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency with annual net revenue of $0.8 million located in the Cleveland, Ohio area. The acquisition did not materially impact Peoples' financial position, results of operations, or cash flows.

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

◦
On January 27, 2017, Peoples entered into two $10.0 million forward starting interest rate swaps, which became effective in January and April of 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

◦
The Federal Reserve Board began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased seven times from a range of 0%-.25% to its current range of 1.75%-2.00%. Expectations are for two more rate hikes in 2018 and three in 2019. The Federal Reserve Board has also begun to reduce the size of its $4.5 trillion balance sheet, which could result in higher interest rates as well. However, there has been no indication that the Federal Reserve Board would alter its current posture of tightening monetary policy at future meetings. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples Bank's operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

EXECUTIVE SUMMARY
Peoples recorded net income of $7.9 million for the second quarter of 2018, representing earnings per diluted share of $0.41, compared to $11.7 million, or $0.64 per diluted share, in the first quarter of 2018, and $9.8 million, or $0.53 per diluted share, in the second quarter of 2017. During the second quarter of 2018, earnings per diluted share were negatively impacted by $0.25 per share in acquisition-related costs, and were positively impacted by $0.04 per share due to the release of a tax valuation allowance.
During the first six months of 2018, net income was $19.6 million, or $1.04 per diluted share, compared to $18.6 million, or $1.02 per diluted share, for the same period in 2017. The increased earnings were primarily due to increases in net interest income, trust and investment income, mortgage banking income, and other non-interest income, which were partially offset by increased salaries and employee benefit costs, professional fees and other fees related to acquisition-related costs which were primarily related to fees associated with early termination of contracts, in 2018 compared to 2017.
Net interest income was $32.8 million in the second quarter of 2018, compared to $29.4 million in the first quarter of 2018 and $28.1 million in the second quarter of 2017. Net interest margin was 3.74% during the second quarter of 2018, an increase from 3.66% in the first quarter of 2018 and 3.62% in the second quarter of 2017. The increase in net interest margin compared to both prior periods was due primarily to loan growth, both organic and acquired. For the first six months of 2018, net interest income was $62.2 million, and net interest margin was 3.70% compared to $55.0 million and 3.58%, respectively, during the same period in 2017. Loan growth, coupled with higher loan yields as a result of rising interest rates and relatively low deposit costs, has improved net interest income and margin during the first six months of 2018 compared to 2017. Peoples also recognized proceeds of $248,000 during the second quarter of 2018 on an investment security that had previously been written down due to an other-than-temporary impairment ("OTTI"), compared to $341,000 in the first quarter of 2018 and $203,000 during the second quarter of 2017. Accretion income from acquisitions, net of amortization expense, was $523,000 in the second quarter of 2018, compared to $566,000 in the first quarter of 2018 and $735,000 in the second quarter of 2017. Accretion income added 6 basis points to net interest margin during the second quarter of 2018, compared to 7 basis points in the first quarter of 2018 and 10 basis points in the second quarter of 2017. For the first six months of 2018, accretion income, net of amortization expense, was $1.1 million, and added 6 basis points to net interest margin, compared to $1.6 million, and 10 basis points, in 2017.
During the second quarter of 2018, provision for loan losses was $1.2 million, compared to $2.0 million in the first quarter of 2018 and $947,000 in the second quarter of 2017. The decline in provision for loan losses in the second quarter of 2018 compared to the first quarter of 2018 was due to the charge-off of a single acquired commercial loan relationship impacting provision for loan losses during the first quarter of 2018. The higher provision for loan losses recorded during the second quarter of 2018 compared to the second quarter of 2017 was due to loan growth, which was partially offset by the impact of improved asset quality metrics. Provision for loan losses during the first six months of 2018 was $3.2 million compared to $1.6 million for the same period in 2017. The increase was partially due to the acquired commercial loan relationship that was charged-off in the first quarter of 2018, coupled with loan growth.
For the second quarter of 2018, total non-interest income declined 11% compared to the first quarter of 2018. The reduction in total non-interest income was largely due to the performance-based insurance commissions that are received annually in the first quarter, coupled with declines in the market value of equity investment securities of $236,000. This decrease was partially offset by higher mortgage banking income, which nearly tripled compared to the first quarter of 2018, and was related to the mortgage origination business acquired in the ASB transaction. Total non-interest income declined 3% compared to the second quarter of 2017, and was primarily due to losses on fixed assets, which included $192,000 of write-offs associated with the ASB acquisition, while higher mortgage banking income was offset by reductions in commercial loan swap fee income. For the first six months of 2018, total non-interest income grew 3%, as growth in most categories, and improvements in the market value of equity investment securities, offset reductions in commercial loan swap fee income compared to 2017.
Total non-interest expense grew 27% in the second quarter of 2018 compared to the first quarter of 2018, and 35% compared to the second quarter of 2017. The majority of both increases was due to acquisition-related expenses of ASB, coupled with the ongoing cost of running the ASB franchise. Also contributing to the increase compared to the linked quarter and prior year quarter were fraud-related expenses in the second quarter of 2018 related to an ATM skimming incident, which resulted in $207,000 of losses. Actions have been taken to prevent future fraudulent ATM activity. During the first six months of 2018, total non-interest expense increased 19% compared to 2017. This increase was led by acquisition-related expenses of $6.3 million, coupled with the additional ongoing costs. Salaries and employee benefits also increased, due to the one-time stock award to employees and merit increases during 2018.

Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the second quarter of 2018 was 75.0%, an increase from 61.8% in the first quarter of 2018 and 61.2% in the second quarter of 2017. During the first six months of 2018, the efficiency ratio was 68.5%, compared to 63.0% for the same period in 2017. The efficiency ratio, when adjusted for non-core expenses, during the second quarter of 2018 was 62.0% and was 61.7% for the first six months of 2018.
During the second quarter of 2018, income tax expense was reduced by $805,000 as Peoples released a valuation allowance on a deferred tax asset that it had been carrying. This valuation allowance was related to a historical tax credit that Peoples invested in during 2015. The recent sales of equity investment securities, and the related capital gains realized, were large enough to offset the anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.
At June 30, 2018, total assets were $3.97 billion, compared to $3.58 billion at December 31, 2017. The 11% increase compared to December 31, 2017 was primarily due to the ASB acquisition, which added $279.2 million of assets, after preliminary fair value adjustments. In addition, excluding the impact of the acquisition, period-end loan balances, net of deferred fees and costs, grew $100.5 million, or 9% annualized. Commercial loan balances increased $68.3 million, mostly driven by higher commercial real estate loans, while consumer loans grew $32.2 million, with consumer indirect lending providing most of the increase.
Total liabilities were $3.47 billion at June 30, 2018, up $349.7 million, or 11%, since December 31, 2017. The increase in liabilities during the first six months of 2018 was primarily due to an increase in deposits of $218.9 million, while borrowings increased $120.3 million. The growth in deposits compared to December 31, 2017, was mostly due to acquired ASB deposit balances, which totaled $168.4 million at June 30, 2018.
At June 30, 2018, total stockholders' equity was $499.3 million, an increase of $40.7 million, compared to December 31, 2017. The increase in total stockholders' equity was mostly due to the $40.9 million of common shares issued in connection with the ASB acquisition. In addition, net income earned during 2018 exceeded dividends, and was offset by an increase in accumulated other comprehensive loss.
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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$10,815	$54	2.00%	$11,291	$52	1.87%	$12,275	$26	0.85%
Investment securities (a)(b):
Taxable	793,497	5,868	2.96%	775,659	5,687	2.93%	768,495	5,002	2.60%
Nontaxable	96,991	804	3.32%	97,134	814	3.35%	111,003	1,172	4.22%
Total investment securities	890,488	6,672	3.00%	872,793	6,501	2.98%	879,498	6,174	2.81%
Loans (b)(c):
Commercial real estate, construction	118,206	1,438	4.81%	118,589	1,333	4.50%	107,224	1,158	4.27%
Commercial real estate, other	840,677	10,434	4.91%	765,076	9,124	4.77%	735,915	8,892	4.78%
Commercial and industrial	503,364	6,216	4.89%	479,792	5,571	4.64%	433,277	4,858	4.44%
Residential real estate (d)	600,799	6,749	4.49%	491,713	5,309	4.32%	520,863	5,564	4.27%
Home equity lines of credit	131,970	1,701	5.17%	108,620	1,271	4.75%	111,185	1,233	4.45%
Consumer, indirect	359,941	3,498	3.90%	343,128	3,130	3.70%	293,917	2,570	3.51%
Consumer, direct	72,820	1,230	6.77%	68,422	1,162	6.89%	69,329	1,229	7.11%
Total loans	2,627,777	31,266	4.73%	2,375,340	26,900	4.54%	2,271,710	25,504	4.46%
Less: Allowance for loan losses	(19,071)			(18,683)			(18,554)
Net loans	2,608,706	31,266	4.77%	2,356,657	26,900	4.58%	2,253,156	25,504	4.50%
Total earning assets	3,510,009	37,992	4.31%	3,240,741	33,453	4.14%	3,144,929	31,704	4.01%
Intangible assets	161,600			144,190			145,052
Other assets	226,348			212,112			199,720
Total assets	$3,897,957			$3,597,043			$3,489,701
Deposits:
Savings accounts	$477,167	$69	0.06%	$452,882	$64	0.06%	$444,824	$61	0.06%
Governmental deposit accounts	312,999	273	0.35%	291,454	217	0.30%	301,448	168	0.22%
Interest-bearing demand accounts	581,600	202	0.14%	567,252	221	0.16%	295,080	98	0.13%
Money market accounts	393,580	323	0.33%	367,945	226	0.25%	393,807	197	0.20%
Retail certificates of deposit	395,304	1,242	1.26%	338,226	765	0.92%	355,256	746	0.84%
Brokered certificates of deposit	187,387	992	2.13%	156,645	720	1.86%	110,160	459	1.67%
Total interest-bearing deposits	2,348,037	3,101	0.53%	2,174,404	2,213	0.41%	1,900,575	1,729	0.36%
Borrowed funds:
Short-term FHLB advances	225,635	966	1.72%	144,306	663	1.86%	83,352	201	0.96%
Retail repurchase agreements	85,188	209	0.98%	102,175	305	1.20%	76,153	32	0.17%
Total short-term borrowings	310,823	1,175	1.52%	246,481	968	1.59%	159,505	233	0.58%
Long-term FHLB advances	114,287	559	1.96%	118,995	564	1.92%	131,179	690	2.11%
Wholesale repurchase agreements	—	—	—%	—	—	—%	40,000	367	3.67%
Other borrowings	7,766	126	6.49%	7,106	122	6.87%	6,952	99	5.70%
Total long-term borrowings	122,053	685	2.25%	126,101	686	2.20%	178,131	1,156	2.60%
Total borrowed funds	432,876	1,860	1.72%	372,582	1,654	1.80%	337,636	1,389	1.65%
Total interest-bearing liabilities	2,780,913	4,961	0.71%	2,546,986	3,867	0.61%	2,238,211	3,118	0.56%
Non-interest-bearing deposits	585,800			553,444			769,406
Other liabilities	41,368			42,381			34,685
Total liabilities	3,408,081			3,142,811			3,042,302
Total stockholders’ equity	489,876			454,232			447,399
Total liabilities and stockholders’ equity	$3,897,957			$3,597,043			$3,489,701
Interest rate spread (b)		$33,031	3.60%		$29,586	3.53%		$28,586	3.45%
Net interest margin (b)			3.74%			3.66%			3.62%

	For the Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$11,052	$106	1.93%	$9,859	$41	0.84%
Investment securities (a)(b):
Taxable	784,628	11,555	2.95%	758,719	9,756	2.57%
Nontaxable	97,062	1,618	3.33%	112,384	2,394	4.26%
Total investment securities	881,690	13,173	2.99%	871,103	12,150	2.79%
Loans (b)(c):
Commercial real estate, construction	118,396	2,771	4.66%	100,755	2,151	4.25%
Commercial real estate, other	803,085	19,558	4.84%	735,182	17,315	4.68%
Commercial and industrial	491,643	11,787	4.77%	433,173	9,403	4.32%
Residential real estate (d)	546,558	12,058	4.41%	526,131	11,333	4.31%
Home equity lines of credit	120,360	2,972	4.98%	111,149	2,392	4.34%
Consumer, indirect	351,581	6,628	3.80%	281,935	4,802	3.43%
Consumer, other	70,633	2,392	6.83%	69,766	2,447	7.07%
Total loans	2,502,256	58,166	4.64%	2,258,091	49,843	4.42%
Less: Allowance for loan losses	(18,878)			(18,570)
Net loans	2,483,378	58,166	4.68%	2,239,521	49,843	4.44%
Total earning assets	3,376,120	71,445	4.23%	3,120,483	62,034	3.97%
Intangible assets	152,943			145,298
Other assets	219,268			202,365
Total assets	$3,748,331			$3,468,146
Deposits:
Savings accounts	$465,091	$133	0.06%	$442,030	$120	0.05%
Governmental deposit accounts	302,286	490	0.33%	292,576	299	0.21%
Interest-bearing demand accounts	574,465	423	0.15%	290,807	176	0.12%
Money market accounts	380,834	549	0.29%	396,309	384	0.20%
Retail certificates of deposit	366,923	2,007	1.10%	371,728	1,473	0.80%
Brokered certificates of deposit	172,101	1,712	2.01%	74,967	764	2.06%
Total interest-bearing deposits	2,261,700	5,314	0.47%	1,868,417	3,216	0.35%
Borrowed funds:
Short-term FHLB advances	185,195	1,629	1.77%	108,740	422	0.78%
Retail repurchase agreements	93,634	514	1.10%	73,534	62	0.17%
Total short-term borrowings	278,829	2,143	1.55%	182,274	484	0.53%
Long-term FHLB advances	116,628	1,123	1.94%	128,183	1,352	2.13%
Wholesale repurchase agreements	—	—	—%	40,000	729	3.65%
Other borrowings	7,439	248	6.67%	6,925	209	6.04%
Total long-term borrowings	124,067	1,371	2.22%	175,108	2,290	2.63%
Total borrowed funds	402,896	3,514	1.75%	357,382	2,774	1.56%
Total interest-bearing liabilities	2,664,596	8,828	0.67%	2,225,799	5,990	0.54%
Non-interest-bearing deposits	569,711			763,956
Other liabilities	41,872			35,173
Total liabilities	3,276,179			3,024,928
Total stockholders’ equity	472,152			443,218
Total liabilities and stockholders’ equity	$3,748,331			$3,468,146
Interest rate spread (b)		$62,617	3.56%		$56,044	3.43%
Net interest margin (b)			3.70%			3.58%

(a)	Average balances are based on carrying value.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the first and second quarters of 2018 and 35% for all other previously reported periods.

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

The following table provides an analysis of the changes in fully tax-equivalent ("FTE") net interest income:

							Six Months Ended
							June 30, 2018
	Three Months Ended June 30, 2018 Compared to						Compared to
(Dollars in thousands)	March 31, 2018			June 30, 2017			June 30, 2017
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$11	$(9)	$2	$48	$(20)	$28	$59	$6	$65
Investment Securities (b):
Taxable	(43)	224	181	699	167	866	1,753	46	1,799
Nontaxable	(9)	(1)	(10)	(232)	(136)	(368)	(100)	(676)	(776)
Total investment income	(52)	223	171	467	31	498	1,653	(630)	1,023
Loans (b):
Commercial real estate, construction	133	(28)	105	155	125	280	220	400	620
Commercial real estate, other	299	1,011	1,310	247	1,295	1,542	604	1,639	2,243
Commercial and industrial	332	313	645	524	835	1,359	1,040	1,344	2,384
Residential real estate	222	1,218	1,440	298	887	1,185	279	446	725
Home equity lines of credit	127	303	430	218	251	469	371	209	580
Consumer, indirect	192	176	368	308	620	928	551	1,275	1,826
Consumer, direct	(108)	176	68	(262)	264	2	(54)	(1)	(55)
Total loan income	1,197	3,169	4,366	1,488	4,277	5,765	3,011	5,312	8,323
Total interest income	1,156	3,383	4,539	2,003	4,288	6,291	4,723	4,688	9,411
INTEREST EXPENSE:
Deposits:
Savings accounts	1	4	5	3	5	8	6	7	13
Governmental deposit accounts	39	17	56	98	7	105	181	10	191
Interest-bearing demand accounts	(53)	34	(19)	5	99	104	45	202	247
Money market accounts	80	17	97	127	(1)	126	208	(43)	165
Brokered certificates of deposit	115	157	272	149	384	533	(55)	1,003	948
Retail certificates of deposit	330	147	477	404	92	496	590	(56)	534
Total deposit cost	512	376	888	786	586	1,372	975	1,123	2,098
Borrowed funds:
Short-term borrowings	(383)	590	207	413	529	942	882	777	1,659
Long-term borrowings	25	(26)	(1)	655	(1,126)	(471)	(441)	(478)	(919)
Total borrowed funds cost	(358)	564	206	1,068	(597)	471	441	299	740
Total interest expense	154	940	1,094	1,854	(11)	1,843	1,416	1,422	2,838
Net interest income	$1,002	$2,443	$3,445	$149	$4,299	$4,448	$3,307	$3,266	$6,573
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the three and six months of 2018 and 35% for the three and six months of 2017.

Quarterly average gross loan balances, including acquired loans from the ASB acquisition, increased $252.4 million, or 11%, compared to the linked quarter, and $356.1 million, or 16%, compared to the second quarter of 2017. For the six months ended June 30, 2018, average gross loan balances, including the ASB acquisition, increased $244.2 million, or 11%, compared to the same period in the prior year. Average loan balances associated with the ASB acquisition contributed to the growth compared to all periods, with the most significant impact occurring in the quarterly comparisons. Commercial lending, including both commercial real estate and commercial and industrial loans, as well as indirect consumer lending, were among the largest contributors to the comparative growth. Compared to the first quarter of 2018, average balances in commercial real estate loans increased $75.6 million, or 10%. Compared to the second quarter of 2017, average balances in commercial real estate loans increased $104.8 million, or 14%, while average balances in consumer indirect loans increased $66.0 million, or 22%. Compared to the first six months of 2017, average commercial real estate loan balances grew $67.9 million, or 9%, and average commercial and industrial loan balances grew $58.5 million, or 13%, while average consumer indirect loan balances grew $69.6 million, or 25%. In addition, a significant contributor to the growth in average loan balance in the second quarter of 2018 compared to the linked quarter was an $109.1 million, or 22%, increase in average residential real estate loan balances and $20.4 million, or 4%, for the first six months of 2018 compared to the first six months of 2017.
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a federal corporate income tax rate of 21% for the 2018 periods and 35% for the 2017 periods.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Net interest income, as reported	$32,808	$29,359	$28,090	$62,167	$55,035
Taxable equivalent adjustments	223	227	496	450	1,009
Fully tax-equivalent net interest income	$33,031	$29,586	$28,586	$62,617	$56,044
Loan growth, and the previous increases in interest rates, positively impacted net interest income and the net interest margin for the 2018 periods, compared to the previous periods. The ASB acquisition also impacted net interest income and net interest margin during the second quarter of 2018 and six months ended June 30, 2018. During the second and first quarter of 2018, proceeds of $248,000 and $341,000, respectively, were received on an investment security that had been previously written down due to an other-than-temporary impairment, which added 3 basis points and 4 basis points to the net interest margin, respectively. The increase in net interest income compared to the first quarter of 2018 was also impacted by one additional day of interest in which interest was earned during the second quarter of 2018. The decline in the taxable equivalent adjustments was a result of the change in the federal corporate income tax rate, which was 21% for the periods reported in 2018 compared to 35% for the 2017 periods. The accretion income from acquisitions, net of amortization expense, was $523,000 for the second quarter of 2018, compared to $566,000 for the first quarter of 2018, and $735,000 for the second quarter of 2017, which added 6 basis points, 7 basis points, and 10 basis points, respectively, to net interest margin. On a year-to-date basis, the accretion income, net of amortization expense, from acquisitions added 6 basis points to net interest margin for the first six months of 2018 compared to 10 basis points for the first six months of 2017.
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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Loan losses	$1,000	$1,842	$850	2,842	1,250
Checking account overdrafts	188	141	97	$329	$321
Provision for loan losses	$1,188	$1,983	$947	$3,171	$1,571
As a percentage of average total loans (a)	0.18%	0.34%	0.17%	0.26%	0.14%
(a) Presented on an annualized basis.
The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. Provision for loan losses was higher in the first quarter and the first six months of 2018 due to one acquired commercial loan relationship, which was charged-off in the amount of $827,000 in the first quarter of 2018. The increases compared to the prior year periods are also attributed to loan growth, partially offset by improvements in certain asset quality metrics.
The decline in the provision for loan losses to average total loans ratio for the second quarter of 2018 compared to the first quarter of 2018 was attributable to the reduced provision for loan losses.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net (Loss) Gain on Asset Disposals and Other Transactions
The following table details the net gain (loss) on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Net (loss) gain on other assets	$(330)	$79	$133	$(251)	$130
Net gain (loss) on other real estate owned ("OREO")	14	(5)	(24)	9	(24)
Net loss on debt extinguishment	(13)	—	—	(13)	—
Net loss on other transactions	(76)	—	—	(76)	—
Net (loss) gain on asset disposals and other transactions	$(405)	$74	$109	$(331)	$106
During the second quarter of 2018, net loss on other assets was primarily due to the disposal of $192,000 in ASB fixed assets acquired coupled with $147,000 of market value write-downs related to closed offices that were held for sale. The net gain on other assets in the first quarter of 2018 related to increased indirect lending activity in connection with which assets had been repossessed and sold at a gain and/or loss.
For the year-to-date period in 2018, the net loss related to fixed asset disposals was partially offset by net gains on repossessed assets that were recorded. In the year-to-date period in 2017, net gain on other assets was related to the sale of a previously closed branch location.

Non-Interest Income
Insurance income comprised the largest portion of the second quarter 2018 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Property and casualty insurance commissions	$2,597	$2,645	$2,753	$5,242	$4,995
Life and health insurance commissions	596	544	467	1,140	877
Performance-based commissions	3	1,347	2	1,350	1,308
Credit life and A&H insurance commissions	4	—	17	9	25
Other fees and charges	169	119	175	283	311
Insurance income	$3,369	$4,655	$3,414	$8,024	$7,516
The decrease in property and casualty insurance commissions for the second quarter of 2018 compared to the first quarter of 2018 was primarily due to timing of revenue recognition attributable to the implementation of ASU 2014-09. This guidance primarily impacted recognition of insurance income and will create some volatility in insurance income on a quarterly basis going forward. The decrease in performance-based commissions was largely due to annual performance-based insurance commissions, which are primarily recognized in the first quarter of each year. Insurance income is higher in the first quarter as the majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Also impacting the increase for the first six months of 2018, was the continued growth resulting from the acquisition of a third-party insurance administration company on January 31, 2017 and a property and casualty focused independent insurance agency on October 2, 2017.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Fiduciary	$1,767	$1,606	$1,714	$3,374	$3,217
Brokerage	989	964	884	1,952	1,693
Employee benefits	476	498	379	974	$749
Trust and investment income	$3,232	$3,068	$2,977	$6,300	$5,659

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
(Dollars in thousands)
Trust assets under administration and management	$1,454,009	$1,447,636	$1,452,959	$1,418,360	$1,393,435
Brokerage assets under administration and management	881,839	882,018	887,303	862,530	836,192
Total assets under administration and management	$2,335,848	$2,329,654	$2,340,262	$2,280,890	$2,229,627
Quarterly average	$2,331,529	$2,352,798	$2,314,015	$2,254,997	$2,199,162
Deposit account service charges, which are based on the recovery of costs associated with services provided, comprised a significant portion of People's non-interest income. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Overdraft and non-sufficient funds fees	$1,584	$1,439	$1,642	$3,023	$3,256
Account maintenance fees	646	675	545	1,321	1,081
Other fees and charges	158	6	107	164	386
Deposit account service charges	$2,388	$2,120	$2,294	$4,508	$4,723
The decline in overdrafts and non-sufficient funds fees from 2017 was partially due to changes made to the calculation of fees to be more in-line with industry practices. The increase in account maintenance fees in 2018 compared to the prior year periods was largely due to implementation of new consumer checking products that occurred during the second half of 2017. The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Electronic banking income	$2,785	$2,785	$2,587	$5,570	$5,148
Bank owned life insurance income	497	468	496	965	989
Mortgage banking income	969	351	467	1,320	854
Commercial loan swap fees	146	116	651	262	919
Other non-interest income (a)	421	1,331	704	1,752	1,116
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a net loss of $236,000 during the three months ended June 30, 2018 and a net gain of $224,000 for the six months ended June 30, 2018.
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, servicing income for sold loans as well as servicing released premiums for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. In the second quarter and six months ended June 30, 2018, the increase in mortgage banking income was largely attributable to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
In the second quarter of 2018, Peoples sold approximately $19.1 million in loans to the secondary market compared to $10.1 million in the linked quarter and $14.4 million in the second quarter of 2017. The volume of sales has a direct impact on the amount of mortgage banking income. Peoples sold approximately $13.6 million in loans with servicing released premiums.
Commercial loan swap fee income is largely dependent on the timing and volume of customer activity. Demand has decreased in the current year due largely to the current interest rate environment.
Other non-interest income decreased $283,000 from the second quarter of 2017, and $910,000 from the linked quarter. The decreases were primarily due to the implementation of a new accounting standard, which changed how the fair value of equity securities was to be recognized beginning January 1, 2018, coupled with a decrease in the gain on sale of Small Business Administrations ("SBA") loans in the second quarter of 2018. The accounting change reduced non-interest income by $236,000 in the second quarter of 2018, compared to an increase of $460,000 during the first quarter of 2018. Peoples sold most of the remaining positions in equity securities during the second quarter; therefore, continued fluctuations in market value will have minimal impact on the income statement. Also contributing to the increase was $313,000 of income from SBA loans, primarily due to the gain on sale of SBA loans, recorded in the first quarter of 2018, compared to no income reported in the first or fourth quarters of 2017. Peoples continues to review income opportunities and has identified the sale of SBA loans as a source of other non-interest income.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Base salaries and wages	$12,656	$10,372	$9,750	$23,028	$19,817
Sales-based and incentive compensation	3,003	2,236	2,878	5,239	4,977
Employee benefits	1,513	1,571	1,509	3,084	3,436
Payroll taxes and other employment costs	1,022	1,170	916	2,192	2,111
Stock-based compensation	410	1,072	443	1,482	1,011
Deferred personnel costs	(579)	(431)	(447)	(1,010)	(807)
Salaries and employee benefit costs	$18,025	$15,990	$15,049	$34,015	$30,545
Full-time equivalent employees:
Actual at end of period	862	802	775	862	775
Average during the period	844	792	774	820	777

The increases in base salaries and wages compared to the first quarter of 2018 were primarily due to acquisition-related expenses of $1.9 million, related to change in control agreements, retention and severance bonuses. The increase was also attributable to the ongoing expenses associated with the acquisition, including an increased employee count due to the addition of ASB employees in the second quarter of 2018, and annual merit increases in January 2018, which resulted in increased expense compared to the second quarter and first six months of 2017.
The increase in sales-based and incentive compensation for both the second quarter of 2018 and first six months of 2018, compared to the 2017 periods, was due to higher incentive compensation, which is tied to corporate performance for 2018. The reduction in employee benefits for the first six months of 2018 compared to the first six months of 2017 was due to lower medical insurance costs.
The decrease in stock-based compensation compared to the first quarter of 2018 was due primarily to the Board of Directors' grant in the first quarter of a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in expense of $388,000.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Depreciation	$1,248	$1,218	$1,200	$2,466	$2,443
Repairs and maintenance costs	659	848	682	1,507	1,354
Net rent expense	235	209	205	444	424
Property taxes, utilities and other costs	661	591	561	1,252	1,140
Net occupancy and equipment expense	$2,803	$2,866	$2,648	$5,669	$5,361
The increase in repairs and maintenance costs during the first quarter of 2018 was due to the increased maintenance costs associated with snow removal and other weather conditions. The increases in net rent expense and property taxes, utilities and other costs in the second quarter of 2018 were primarily related to the ASB addition of six full-service bank branches and two loan production offices.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Professional fees	$3,022	$1,718	$1,529	$4,740	$3,139
Electronic banking expense	1,448	1,528	1,525	2,976	3,039
Data processing and software expense	1,359	1,322	1,096	2,681	2,238
Amortization of other intangible assets	861	754	871	1,615	1,734
Marketing expense	656	325	354	981	634
Franchise tax expense	614	644	584	1,258	1,167
FDIC insurance expense	416	366	457	782	890
Foreclosed real estate and other loan expenses	338	212	179	550	375
Communication expense	300	344	390	644	800
Other non-interest expense	6,129	2,152	1,998	8,281	4,089
Professional fees for the second quarter and six months ended June 30, 2018 increased $1.3 million and $1.6 million, respectively. The increases from all previous periods included $652,000 of ASB acquisition-related expenses coupled with increased consulting and legal fees.
Data processing and software expense increased $37,000 from the linked quarter and $263,000 from the second quarter of 2017. The increases in data processing and software expense included $25,000 of acquisition-related expenses for the second quarter of 2018, compared to $34,000 in the first quarter of 2018. The additional increase was driven by the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers.
Marketing expense increased $331,000 from the linked quarter, $302,000 compared to the second quarter of 2017 and $347,000 compared to the first six months of 2017. For the first and second quarter of 2018, marketing expense increased related to the timing of the ASB acquisition and additional marketing campaigns in the new market areas.
Other non-interest expense increased $4.0 million compared to the linked quarter, $4.1 million compared to the second quarter of 2017 and $4.2 million compared to the first six months of 2017. For the second quarter and six months ended June 30, 2018, other non-interest expense included $3.4 million of acquisition-related expenses, primarily related to fees associated with early termination of contracts and de-conversion fees, coupled with fraud-related expenses related to an ATM skimming incident which resulted in operational losses of $207,000 and was recorded during the second quarter of 2018. Actions have been taken to prevent future fraudulent ATM activity.
Income Tax Expense
For the second quarter of 2018, Peoples recorded income tax expense of $1.0 million, compared to $2.4 million for the linked quarter, and $4.4 million for the second quarter of 2017. Income tax expense decreased during the second quarter of 2018 in part due to the release of a valuation allowance of $0.8 million. This valuation allowance was related to a historical tax credit Peoples invested in during 2015. Peoples' recent sell off of equity investment securities, and the related capital gains realized, were large enough to offset the capital loss Peoples anticipates in 2021, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowances related to this tax credit. Income tax expense in the first quarter of 2018 was positively impacted by $290,000 for stock awards that settled or vested during the quarter. The majority of stock awards vest in the first quarter of each year at which time the related tax benefit is recorded. The reduction in the income tax expense reported in the second quarter of 2018 compared to the second quarter of 2017 was also attributable to the decrease in the federal statutory corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017, and its impact on Peoples effective tax rate, which was 11.4% for the second quarter of 2018, compared to 16.9% for the first quarter of 2018 and 31.1% for the second quarter of 2017.
For the six months ended June 30, 2018, Peoples recorded income tax expense of $3.4 million, compared to $8.3 million for the same period in the prior year and the effective tax rate for the first six months of 2018 was 14.7%, compared to 30.8% for the first six months of 2017.
Additional information regarding Income Taxes can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.

Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total fee-based income minus total non-interest expense and, therefore, excludes the provision for loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Pre-provision net revenue:
Income before income taxes	$8,904	$14,124	$14,180	$23,028	$26,841
Add: provision for loan losses	1,188	1,983	947	3,171	1,571
Add: loss on debt extinguishment	13	—	—	13	—
Add: net loss on OREO	—	5	24	—	24
Add: net loss on investment securities	147	—	—	146	—
Add: net loss on other assets	330	—	—	251	—
Add: net loss on other transactions	76	—	—	76	—
Less: net gain on OREO	14	—	—	9	—
Less: net gain on investment securities	—	1	18	—	358
Less: net gain on other assets	—	79	133	—	130
Pre-provision net revenue	$10,644	$16,032	$15,000	$26,676	$27,948
Total average assets	$3,897,957	$3,597,043	$3,489,701	$3,748,331	$3,468,146
Pre-provision net revenue to total average assets (a)	1.10%	1.81%	1.72%	1.44%	1.63%
(a) Presented on an annualized basis.
The pre-provision net revenue decreased in the second quarter and first six months ended June 30, 2018 compared to previous periods due primarily to decreased income before income taxes which included acquisition-related expenses of $6.1 million and $6.2 million, respectively.
Core Non-Interest Expense
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-GAAP since it excludes the impact of acquisition-related expenses.
The following table provides a reconciliation of this non-GAAP financial measure to the comparable GAAP amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Core non-interest expense:
Total non-interest expense	$35,971	$28,221	$26,680	$64,192	$54,011
Less: acquisition-related expenses	6,056	149	—	6,205	—
Core non-interest expense	$29,915	$28,072	$26,680	$57,987	$54,011

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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017

Efficiency ratio:
Total non-interest expense	$35,971	$28,221	$26,680	$64,192	$54,011
Less: Amortization of other intangible assets	861	754	871	1,615	1,734
Adjusted total non-interest expense	$35,110	$27,467	$25,809	$62,577	$52,277
Total non-interest income	13,255	14,969	13,717	28,224	27,388
Less net (loss) gain on investment securities	(147)	1	18	(146)	358
Less net (loss) gain on asset disposals and other transactions	(405)	74	109	(331)	106
Total fee-based income	$13,807	$14,894	$13,590	$28,701	$26,924
Net interest income	$32,808	$29,359	$28,090	$62,167	$55,035
Add: Fully tax-equivalent adjustment (a)	223	227	496	450	1,009
Net interest income on a fully tax-equivalent basis	$33,031	$29,586	$28,586	$62,617	$56,044
Adjusted revenue	$46,838	$44,480	$42,176	$91,318	$82,968
Efficiency ratio	74.96%	61.75%	61.19%	68.53%	63.01%
Core non-interest expense	$29,915	$28,072	$26,680	$57,987	$54,011
Less: Amortization of other intangible assets	861	754	871	1,615	1,734
Adjusted core non-interest expense	$29,054	$27,318	$25,809	$56,372	$52,277
Adjusted revenue	46,838	44,480	42,176	91,318	82,968
Efficiency ratio adjusted for non-core items	62.03%	61.42%	61.19%	61.73%	63.01%
(a) Used a 21% federal corporate income tax rate for 2018 periods and 35% for the 2017 periods.
The efficiency ratio, when adjusted for non-core expenses, increased due primarily to the increase in total non-interest expense. For the first six months of 2018, the efficiency ratio was 68.5%, compared to 63.0% for the same period in the prior year. Management is targeting an efficiency ratio of 61% to 63% for the second half of 2018, absent acquisition-related expenses and other non-core expenses.
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

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30,
(Dollars in thousands)				2018	2017
Annualized net income excluding amortization of other intangible assets:
Net income	$7,892	$11,741	$9,766	$19,633	$18,575
Add: amortization of other intangible assets	861	754	871	1,615	1,734
Less: tax effect of amortization of other intangible assets (a)	181	158	305	339	607
Net income excluding amortization of other intangible assets	$8,572	$12,337	$10,332	$20,909	$19,702
Days in the quarter	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$31,655	$47,616	$39,171	$39,591	$37,458
Annualized net income excluding amortization of other intangible assets	$34,382	$50,033	$41,442	$42,165	$39,731
Average tangible stockholders' equity:
Total average stockholders' equity	$489,876	$454,232	$447,399	$472,152	$443,218
Less: average goodwill and other intangible assets	161,600	144,190	145,052	152,943	145,298
Average tangible stockholders' equity	$328,276	$310,042	$302,347	$319,209	$297,920
Return on average stockholders' equity ratio:
Annualized net income	$31,655	$47,616	$39,171	$39,591	$37,458
Average stockholders' equity	$489,876	$454,232	$447,399	$472,152	$443,218
Return on average stockholders' equity	6.46%	10.48%	8.76%	8.39%	8.45%
Return on average tangible stockholders' equity ratio:
Annualized net income excluding amortization of other intangible assets	$34,382	$50,033	$41,442	$42,165	$39,731
Average tangible stockholders' equity	$328,276	$310,042	$302,347	$319,209	$297,920
Return on average tangible stockholders' equity	10.47%	16.14%	13.71%	13.21%	13.34%
(a) Used a 21% federal corporate income tax rate for 2018 periods and 35% for the 2017 periods.
The return on average stockholders' equity and average tangible stockholders' equity ratios were impacted by the ASB acquisition, which created increases in capital and decreased income for the 2018 periods due to the acquisition-related costs. In addition, net income earned during the second quarter of 2018 exceeded the dividends declared and paid during the quarter by $2.4 million.
FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2018, Peoples' interest-bearing deposits in other banks increased $7.4 million from December 31, 2017. The total cash and cash equivalent balance included $13.0 million of excess cash reserves being maintained at the Federal Reserve Bank of Cleveland at June 30, 2018, compared to $9.3 million at December 31, 2017. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2018, Peoples' total cash and cash equivalents increased $12.6 million as Peoples' net cash used in investing activities of $89.0 million was less than the sum of net cash provided by financing and operating activities of $74.1 million and $27.5 million, respectively. Peoples' investing activities reflected a net increase of $92.6 million in loans and purchases of $81.4 million in available-for-sale investment securities, which were partially offset by $77.2 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-

maturity investment securities. Financing activities included a net increase of $20.1 million in deposits and a net increase of $65.4 million in borrowings offset partially by $10.0 million of cash dividends paid.
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
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$43	$—	$—	$—	$—
States and political subdivisions	96,913	97,205	101,569	104,560	111,390
Residential mortgage-backed securities	688,002	681,746	673,664	672,106	664,341
Commercial mortgage-backed securities	6,799	6,864	6,976	7,128	8,092
Bank-issued trust preferred securities	4,167	5,095	5,129	5,154	5,144
Equity securities (a)	—	—	7,849	8,073	10,121
Total fair value	$795,924	$790,910	$795,187	$797,021	$799,088
Total amortized cost	$816,217	$808,689	$797,732	$792,810	$792,803
Net unrealized (loss) gain	$(20,293)	$(17,779)	$(2,545)	$4,211	$6,285
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,530	$3,807	$3,810	$3,812	$3,815
Residential mortgage-backed securities	30,668	31,590	32,487	33,648	34,264
Commercial mortgage-backed securities	3,636	4,254	4,631	4,703	4,981
Total amortized cost	$38,834	$39,651	$40,928	$42,163	$43,060
Other investment securities (a)	$42,007	$46,756	$38,371	$38,371	$38,371
Total investment portfolio:
Amortized cost	$897,058	$895,096	$877,031	$873,344	$874,234
Carrying value	$876,765	$877,317	$874,486	$877,555	$880,519
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity securities were included in available-for-sale investment securities, and at June 30, 2018, $294,000 of equity securities were included in other investments compared to $7.5 million at March 31, 2018.
During the second quarter of 2018, Peoples acquired, in the ASB acquisition, investment securities totaling approximately $18.8 million and subsequently sold approximately $14.6 million of acquired available-for-sale investment securities.
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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Total fair value	$1,162	$1,478	$1,924	$2,067	$2,502
Total amortized cost	1,225	1,607	2,109	2,253	2,703
Net unrealized loss	$(63)	$(129)	$(185)	$(186)	$(201)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At June 30, 2018, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Gross originated loans:
Commercial real estate, construction	$107,255	$99,757	$107,118	$111,187	$103,039
Commercial real estate, other	650,512	627,932	595,447	573,256	567,537
Commercial real estate	757,767	727,689	702,565	684,443	670,576
Commercial and industrial	471,270	455,243	438,051	407,468	392,097
Residential real estate	299,934	302,890	304,523	304,094	306,385
Home equity lines of credit	89,957	87,722	88,902	88,421	88,229
Consumer, indirect	373,384	347,607	340,390	335,436	305,580
Consumer, direct	71,545	67,386	67,010	68,286	67,287
Consumer	444,929	414,993	407,400	403,722	372,867
Deposit account overdrafts	860	543	849	507	521
Total originated loans	$2,064,717	$1,989,080	$1,942,290	$1,888,655	$1,830,675
Gross acquired loans (a):
Commercial real estate, construction	$14,780	$8,054	$8,319	$8,565	$9,130
Commercial real estate, other	207,195	156,115	165,120	174,157	182,682
Commercial real estate	221,975	164,169	173,439	182,722	191,812
Commercial and industrial	40,938	33,815	34,493	36,462	39,376
Residential real estate	309,629	194,063	184,864	194,950	206,502
Home equity lines of credit	45,933	20,008	20,575	22,366	23,481
Consumer, indirect	198	253	329	408	533
Consumer, direct	3,101	940	1,147	1,472	1,980
Consumer	3,299	1,193	1,476	1,880	2,513
Total acquired loans	$621,774	$413,248	$414,847	$438,380	$463,684
Total loans	$2,686,491	$2,402,328	$2,357,137	$2,327,035	$2,294,359
Percent of loans to total loans:
Commercial real estate, construction	4.5%	4.5%	4.9%	5.1%	4.9%
Commercial real estate, other	31.9%	32.6%	32.3%	32.2%	32.7%
Commercial real estate	36.4%	37.1%	37.2%	37.3%	37.6%
Commercial and industrial	19.1%	20.4%	20.0%	19.1%	18.8%
Residential real estate	22.7%	20.7%	20.8%	21.4%	22.4%
Home equity lines of credit	5.1%	4.5%	4.6%	4.8%	4.9%
Consumer, indirect	13.9%	14.5%	14.5%	14.4%	13.3%
Consumer, direct	2.8%	2.8%	2.9%	3.0%	3.0%
Consumer	16.7%	17.3%	17.4%	17.4%	16.3%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$451,391	$412,154	$412,965	$409,199	$402,516

(a)
Includes all loans acquired, and related loan discount or premium recorded in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	Not meaningful.
As of June 30, 2018, balances in loan accounts acquired from ASB totaled $228.9 million, including $124.1 million in residential real estate loans, $53.9 million in commercial real estate loans, $27.3 million in home equity lines of credit, $11.9 million in commercial and industrial loans, $9.3 million in construction loans, and $2.4 million in indirect consumer loans.

Period-end total loan balances at June 30, 2018 increased $284.2 million, compared to March 31, 2018, $329.4 million compared to December 31, 2017, and $392.1 million compared to June 30, 2017. Compared to the end of the linked quarter, excluding the balances acquired from ASB, loan balances were up $55.3 million, or 9% on an annualized basis, with an increase of $35.9 million, or 10% annualized, in commercial loans, and an increase of $23.4 million, or 27% annualized, in indirect consumer loans. The increase in commercial loans included $19.7 million, or 10% annualized, in commercial real estate and $11.3 million, or 9% annualized, in commercial and industrial loans.
Compared to December 31, 2017, excluding the impact of the ASB acquisition, period-end loan balances grew $100.5 million, or 9% on an annualized basis. Commercial loan balances grew $68.3 million, or 10% annualized, including $43.2 million in commercial real estate and $27.8 million in commercial and industrial loan balances. Indirect consumer loan balances increased $30.5 million, or 18% annualized, at June 30, 2018 compared to December 31, 2017.
Compared to June 30, 2017, excluding the impact of the ASB acquisition, loan balances were up $163.3 million, or 7%, with an increase of $123.0 million, or 10%, in commercial loans, and an increase of $65.1 million, or 21%, in indirect consumer loans. The growth in commercial loans included $68.8 million, or 16%, in commercial and industrial loans, and $53.5 million, or 7%, in commercial real estate.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2018:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$42,002	$42,573	$84,575	37.2%
Office buildings	7,914	19,205	27,119	11.9%
Mixed-use facilities	11,910	14,266	26,176	11.5%
Assisted living facilities and nursing homes	3,945	21,195	25,140	11.1%
Light industrial	12,813	233	13,046	5.7%
Educational services	8,840	269	9,109	4.0%
Child care	3,518	2,599	6,117	2.7%
Residential Property	3,307	2,404	5,711	2.5%
Other (a)	27,786	2,572	30,358	13.4%
Total commercial real estate, construction	$122,035	$105,316	$227,351	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Mixed-use facilities:
Owner occupied	37,715	770	38,485	4.3%
Non-owner occupied	75,484	2,860	78,344	8.7%
Total mixed-use facilities	113,199	3,630	116,829	13.0%
Office buildings and complexes:
Owner occupied	$46,681	$2,791	$49,472	5.5%
Non-owner occupied	49,131	874	50,005	5.6%
Total office buildings and complexes	95,812	3,665	99,477	11.1%
Apartment complexes	91,545	1,359	92,904	10.4%
Light industrial facilities:
Owner occupied	47,993	4,980	52,973	5.9%
Non-owner occupied	11,760	—	11,760	1.3%
Total light industrial facilities	59,753	4,980	64,733	7.2%
Retail facilities:
Owner occupied	26,984	629	27,613	3.1%
Non-owner occupied	33,746	98	33,844	3.8%
Total retail facilities	60,730	727	61,457	6.9%
Lodging and lodging related	39,974	472	40,446	4.5%
Assisted living facilities and nursing homes	39,405	851	40,256	4.5%
Warehouse facilities	30,066	516	30,582	3.4%
Land only	15,735	3,025	18,760	2.1%
Other	311,488	18,977	330,465	36.9%
Total commercial real estate, other	$857,707	$38,202	$895,909	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either June 30, 2018 or December 31, 2017.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Commercial real estate	$8,271	$8,062	$7,797	$7,534	$7,328
Commercial and industrial	5,365	5,269	5,813	6,415	6,727
Total commercial	13,636	13,331	13,610	13,949	14,055
Residential real estate	1,005	1,086	904	924	960
Home equity lines of credit	618	690	693	679	676
Consumer, indirect	3,339	3,034	2,944	2,814	2,549
Consumer, direct	465	473	464	441	402
Consumer	3,804	3,507	3,408	3,255	2,951
Deposit account overdrafts	95	76	70	70	83
Originated allowance for loan losses	19,158	18,690	18,685	18,877	18,725
Acquired allowance for loan losses	108	108	108	115	90
Allowance for loan losses	$19,266	$18,798	$18,793	$18,992	$18,815
As a percent of total loans, net of deferred fees and costs	0.72%	0.78%	0.80%	0.82%	0.82%

At June 30, 2018, the allowance for loan losses was $19.3 million, compared to $18.8 million at both June 30, 2017 and December 31, 2017. The ratio of the allowance for loan losses as a percent of total loans net of deferred fees and costs, was 0.72% at June 30, 2018, compared to 0.82% at June 30, 2017 and 0.80% at December 31, 2017. The ratio includes all acquired loans, from both ASB and previous acquisitions, of $621.8 million and allowance for acquired loan losses of $0.1 million. The decline in the ratio was attributable to improvement in asset quality metrics, and to the ASB acquisition, as the loans acquired from ASB were recorded at a preliminary fair value, in accordance with generally accepted accounting principles, and no allowance for loan loss related to these loans was recorded as of June 30, 2018 based on analysis of the loans as of that date.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Gross charge-offs:
Commercial real estate, other	$7	$842	$383	$—	$25
Commercial and industrial	7	31	10	48	—
Residential real estate	82	145	186	245	98
Home equity lines of credit	20	37	31	80	17
Consumer, indirect	550	929	617	494	516
Consumer, direct	109	110	104	106	129
Consumer	659	1,039	721	600	645
Deposit account overdrafts	215	205	271	246	172
Total gross charge-offs	$990	$2,299	$1,602	$1,219	$957
Recoveries:
Commercial real estate, other	$28	$15	$11	$19	$14
Commercial and industrial	—	—	—	1	—
Residential real estate	41	26	24	19	20
Home equity lines of credit	2	7	4	3	3
Consumer, indirect	138	134	166	175	217
Consumer, direct	15	69	27	46	56
Consumer	153	203	193	221	273
Deposit account overdrafts	46	70	56	47	47
Total recoveries	$270	$321	$288	$310	$357
Net charge-offs (recoveries):
Commercial real estate, other	$(21)	$827	$372	$(19)	$11
Commercial and industrial	7	31	10	47	—
Residential real estate	41	119	162	226	78
Home equity lines of credit	18	30	27	77	14
Consumer, indirect	412	795	451	319	299
Consumer, direct	94	41	77	60	73
Consumer	506	836	528	379	372
Deposit account overdrafts	169	135	215	199	125
Total net charge-offs	$720	$1,978	$1,314	$909	$600
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate	—%	0.14%	0.06%	—%	0.01%
Commercial and industrial	—%	0.01%	—%	0.01%	—%
Residential real estate	0.01%	0.02%	0.03%	0.04%	0.01%
Home equity lines of credit	—%	0.01%	—%	0.02%	0.01%
Consumer, indirect	0.06%	0.13%	0.08%	0.05%	0.05%
Consumer, other	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.07%	0.14%	0.09%	0.06%	0.06%
Deposit account overdrafts	0.03%	0.02%	0.04%	0.03%	0.02%
Total	0.11%	0.34%	0.22%	0.16%	0.11%

The increase in net charge-offs during the first quarter of 2018 had been primarily related to one acquired commercial loan relationship and increased consumer indirect charge-offs related to the increased portfolio.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Loans 90+ days past due and accruing:
Commercial real estate, other	$615	$71	$215	$1,272	$224
Commercial and industrial	—	—	45	832	919
Residential real estate	1,308	930	1,278	1,415	1,406
Home equity lines of credit	6	29	72	15	34
Consumer, indirect	—	—	—	—	—
Consumer, direct	46	—	16	8	—
Consumer	46	—	16	8	—
Total loans 90+ days past due and accruing	$1,975	$1,030	$1,626	$3,542	$2,583
Nonaccrual loans:
Commercial real estate, construction	$725	$732	$754	$776	$797
Commercial real estate, other	6,422	6,268	6,348	7,321	7,711
Commercial real estate	7,147	7,000	7,102	8,097	8,508
Commercial and industrial	1,265	1,252	506	584	626
Residential real estate	3,770	3,967	4,267	4,055	4,271
Home equity lines of credit	681	656	772	589	450
Consumer, indirect	221	180	158	79	138
Consumer, direct	12	11	32	31	23
Consumer	233	191	190	110	161
Total nonaccrual loans	$13,096	$13,066	$12,837	$13,435	$14,016
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	236	674	$721	$336	$335
Commercial and industrial	436	487	492	694	821
Residential real estate	2,132	1,761	1,447	1,592	1,543
Home equity lines of credit	71	81	90	85	101
Consumer, indirect	93	126	98	75	102
Consumer, direct	5	7	7	2	3
Consumer	98	133	105	77	105
Total nonaccrual TDRs	$2,973	$3,136	$2,855	$2,784	$2,905
Total nonperforming loans (NPLs)	$18,044	$17,232	$17,318	$19,761	$19,504
Other real estate owned (OREO):
Commercial	$—	$—	$—	$167	$545
Residential	63	99	208	109	107
Total OREO	$63	$99	$208	$276	$652
Total nonperforming assets (NPAs)	$18,107	$17,331	$17,526	$20,037	$20,156
Criticized loans (a)	$120,809	$116,243	$90,418	$96,671	$111,480
Classified loans (b)	55,596	44,661	46,380	41,233	53,041

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.67%	0.72%	0.73%	0.85%	0.85%
NPAs as a percent of total assets (c)(d)	0.46%	0.48%	0.49%	0.56%	0.57%
NPAs as a percent of total loans and OREO (c)(d)	0.67%	0.72%	0.74%	0.86%	0.88%
Allowance for loan losses as a percent of NPLs (c)	106.77%	109.08%	108.52%	96.11%	96.47%
Criticized loans as a percent of total loans (c)	4.50%	4.84%	3.84%	4.15%	4.86%
Classified loans as a percent of total loans (c)	2.07%	1.86%	1.97%	1.77%	2.31%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Non-interest-bearing deposits (a)	$585,861	$570,804	$556,010	$724,846	$772,061
Interest-bearing deposits:
Interest-bearing demand accounts (a)	570,359	584,563	593,415	384,261	303,501
Savings accounts	480,615	461,440	446,714	440,633	443,110
Money market deposit accounts	389,893	364,232	371,376	388,876	397,211
Governmental deposit accounts	305,255	341,920	264,524	289,895	297,560
Retail certificates of deposit (CDs)	406,214	335,843	338,673	343,122	352,758
Brokered certificates of deposit	211,062	154,379	159,618	93,049	110,943
Total interest-bearing deposits	2,363,398	2,242,377	2,174,320	1,939,836	1,905,083
Total deposits	$2,949,259	$2,813,181	$2,730,330	$2,664,682	$2,677,144

(a)	The sum of amounts presented is considered total demand deposits.
As of June 30, 2018, period-end deposits increased $218.9 million, or 8%, compared to December 31, 2017, and $272.1 million, or 10%, compared to June 30, 2017. Compared to the end of the linked quarter, the growth was largely due to $198.6 million of balances in deposit accounts acquired from ASB.
At June 30, 2018, period-end deposits increased $136.1 million, or 5%, compared to March 31, 2018, and $272.1 million, or 10%, compared to June 30, 2017. Compared to the end of the linked quarter, excluding the balances acquired from ASB, deposit balances were down $32.3 million, due in part to a decrease of $36.7 million in governmental deposit accounts, as balances in governmental deposits are seasonally higher in the first quarter of each year compared to the other quarters. Compared to the end of the second quarter of 2017, excluding the impact of the ASB acquisition, the increase in period-end deposits at June 30, 2018 was $103.8 million, primarily due to a $91.5 million increase in certificates of deposit.
Total demand deposit accounts comprised 39% of total deposits at June 30, 2018, compared to 41% at March 31, 2018 and 40% at June 30, 2017. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and relying less on higher-cost, non-core deposits, such as retail CDs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Short-term borrowings:
FHLB advances	$284,566	$104,579	$92,592	$116,597	$65,000
Retail repurchase agreements	76,177	98,896	116,899	77,120	77,532
Unamortized debt issuance cost	(16)	—	—	—	—
Total short-term borrowings	360,727	203,475	209,491	193,717	142,532
Long-term borrowings:
FHLB advances	105,890	116,352	136,939	148,862	172,038
National market repurchase agreements	—	—	—	40,000	40,000
Unamortized debt issuance costs	—	(22)	(27)	(33)	(39)
Junior subordinated debt securities	7,195	7,151	7,107	7,061	7,015
Total long-term borrowings	113,085	123,481	144,019	195,890	219,014
Total borrowed funds	$473,812	$326,956	$353,510	$389,607	$361,546
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Peoples' short-term FHLB advances at June 30, 2018 increased $157.3 million and $151.2 million compared to March 31, 2018 and December 31, 2017, respectively. The increase in short-term borrowings in all periods was primarily related to long-term FHLB advances being reclassified to short-term borrowings due to the advances maturing within one year, coupled with loan growth out-pacing deposit growth. The increase at June 30, 2018 from March 31, 2018 also includes $21.0 million in short-term FHLB advances acquired from ASB. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
As of June 30, 2018, Peoples had a total of ten interest rate swaps with an aggregate notional value of $67.0 million. Peoples acquired three interest rate swaps with the ASB acquisition, which had a notional value of $7.0 million, and all of which matured in July 2018. The seven interest rate swaps are associated with Peoples' cash outflows for various short-term FHLB advances. Four of the seven swaps became effective in the first six months of 2018, two in January 2018 and two in April 2018. Of the three remaining swaps, one became effective in July 2018 and two will become effective in October 2018. These dates roughly coincide with the maturity of existing FHLB advances.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At June 30, 2018, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2018, Peoples' had a capital conservation buffer of 5.96%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2018.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Capital Amounts:
Common Equity Tier 1	$359,645	$335,393	$327,172	$326,966	$318,849
Tier 1	366,840	342,544	334,279	334,027	325,865
Total (Tier 1 and Tier 2)	386,105	361,343	355,977	355,951	348,309
Net risk-weighted assets	$2,765,769	$2,524,970	$2,473,329	$2,456,797	$2,419,335
Capital Ratios:
Common Equity Tier 1	13.00%	13.28%	13.23%	13.31%	13.18%
Tier 1	13.26%	13.57%	13.52%	13.60%	13.47%
Total (Tier 1 and Tier 2)	13.96%	14.31%	14.39%	14.49%	14.40%
Leverage ratio	9.75%	9.86%	9.75%	9.81%	9.71%
Many of Peoples' capital ratios at June 30, 2018 decreased compared to the linked quarter and December 31, 2017 largely due to the percentage of risk-weighted assets acquired from the ASB acquisition that were greater than capital added, net of goodwill, from the ASB acquisition. In addition, net income earned during the second quarter of 2018 exceeded the dividends declared and paid during the quarter by $2.4 million.
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
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Tangible equity:
Total stockholders' equity	$499,339	$456,815	$458,592	$457,386	$451,353
Less: goodwill and other intangible assets	163,953	143,820	144,576	143,859	144,692
Tangible equity	$335,386	$312,995	$314,016	$313,527	$306,661
Tangible assets:
Total assets	$3,972,091	$3,634,929	$3,581,686	$3,552,412	$3,525,126
Less: goodwill and other intangible assets	163,953	143,820	144,576	143,859	144,692
Tangible assets	$3,808,138	$3,491,109	$3,437,110	$3,408,553	$3,380,434
Tangible book value per common share:
Tangible equity	$335,386	$312,995	$314,016	$313,527	$306,661
Common shares outstanding	19,528,952	18,365,035	18,287,449	18,281,194	18,279,036
Tangible book value per common share	$17.17	$17.04	$17.17	$17.15	$16.78
Tangible equity to tangible assets ratio:
Tangible equity	$335,386	$312,995	$314,016	$313,527	$306,661
Tangible assets	$3,808,138	$3,491,109	$3,437,110	$3,408,553	$3,380,434
Tangible equity to tangible assets	8.81%	8.97%	9.14%	9.20%	9.07%

The decrease in the tangible equity to tangible assets ratio at June 30, 2018 compared to March 31, 2018, and June 30, 2017 was due largely to higher tangible assets attributable to loan growth and the ASB acquisition, offset partially by the issuance of equity in the form of common shares in connection with the ASB acquisition.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
300	$(15)	—%	$4,114	3.5%	$(124,374)	(18.0)%	$(83,466)	(11.9)%
200	453	0.3%	3,368	2.9%	(84,670)	(12.2)%	(56,377)	(8.0)%
100	670	0.5%	2,252	1.9%	(43,254)	(6.2)%	(27,710)	(4.0)%
(100)	(6,213)	(4.6)%	(8,352)	(7.1)%	25,294	3.7%	10,317	1.5%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. Peoples takes a historically conservative approach when determining what repricing rates (deposit betas) are used in modeling interest rate risk. These assumptions are monitored closely by Peoples and are updated at least annually. The actual deposit betas experienced recently by Peoples in the repricing of non-maturity deposits are lower than those used in Peoples’ current interest rate risk modeling. Peoples has benefited from this trend in the current interest rate and competitor environment as it has provided for growth in Peoples’ net interest income and net interest margin as change in interest expense has been lower than anticipated in a rising rate environment. However, the trend is subject to change with increased competition in deposit pricing from other banks and shifts in the yield curve.
At June 30, 2018, Peoples' unaudited consolidated balance sheet was relatively neutral in terms of potential impact of interest rate moves on net interest income. The table above illustrates this point as changes to net interest income are relatively modest in the rising interest rate scenarios. This was largely attributable to Peoples’ increased use of short-term wholesale funding as of June 30, 2018 compared to December 31, 2017. It was also partially attributable to a reduction of asset sensitivity as a result of the ASB acquisition, which occurred on April 13, 2018. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a non-parallel manner with differences in the timing, direction, and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates.

Peoples entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2018, Peoples had ten interest rate swaps with a notional value of $67.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K..
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity at Peoples Bank. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2017 Form 10-K.
At June 30, 2018, Peoples Bank had liquid assets of $197.9 million, which represented 4.6% of total assets and unfunded commitments. This amount exceeded the minimal level by $86.8 million, or 2.0% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $78.5 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Home equity lines of credit	$103,975	$86,787	$83,949	$84,101	$86,086
Unadvanced construction loans	87,477	106,410	112,475	103,732	92,669
Other loan commitments	319,519	267,482	260,552	280,974	302,710
Loan commitments	$510,971	$460,679	$456,976	$468,807	$481,465
Standby letters of credit	$20,354	$20,481	$20,873	$21,788	$26,458
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
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2018, Peoples had 10 interest rate swaps with an aggregate notional value of $67.0 million. Seven of the swaps relate to the interest rate management strategy. Of the seven swaps, two became effective in January 2018, two became effective in April 2018, and one became effective in July 2018, with the two remaining swaps becoming effective in October 2018. These dates roughly coincide with the maturity of existing FHLB advances. The increase in the notional value was reflective of three swaps in the amount of $7.0 million which were acquired with the ASB acquisition in the second quarter of 2018. All three of the swaps acquired in the ASB acquisition matured in July of 2018.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of June 30, 2018, the termination value of derivatives in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to the seven interest rate swaps, other than those acquired in the ASB acquisition, was $3.3 million. As of June 30, 2018, Peoples has no minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million against its obligations under these agreements. If Peoples had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.
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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2018:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2018 (2)(3)	1,433	$35.14	—	$15,049,184
May 1-31, 2018	—	—	—	15,049,184
June 1-30, 2018	—	—	—	15,049,184
Total	1,433	$35.14	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended June 30, 2018.

(2)	Information reported includes 658 common shares withheld during April to pay income taxes associated with restricted common shares which vested.

(3)
Information reported includes 775 common shares purchased in open market transactions during April by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the proxy statement / prospectus which forms a part of the Registration Statement on Form S-4 of Peoples Bancorp Inc. ("Peoples") (Registration No. 333-222054)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)
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

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

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

Exhibit Number	Description	Exhibit Location

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772)

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772)

10.1	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan	Incorporated herein by reference to Exhibit 99 to Peoples' Current Report on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 26, 2018	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 26, 2018	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer