Form 10-Q
period 2018-09-30
PEOPLES BANCORP INC
filed 2018-11-07
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,555,775 common shares, without par value, at November 6, 2018.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017

(Dollars in thousands)	(Unaudited)
Assets
Cash and due from banks	$60,567	$58,121
Interest-bearing deposits in other banks	34,606	14,073
Total cash and cash equivalents	95,173	72,194
Available-for-sale investment securities, at fair value (amortized cost of $819,431 at September 30, 2018 and $797,732 at December 31, 2017) (a)	793,325	795,187
Held-to-maturity investment securities, at amortized cost (fair value of $37,095 at September 30, 2018 and $41,213 at December 31, 2017)	37,790	40,928
Other investment securities (a)	43,044	38,371
Total investment securities	874,159	874,486
Loans, net of deferred fees and costs	2,707,727	2,357,137
Allowance for loan losses	(19,879)	(18,793)
Net loans	2,687,848	2,338,344
Loans held for sale	4,776	2,510
Bank premises and equipment, net of accumulated depreciation	57,527	52,510
Bank owned life insurance	68,439	62,176
Goodwill	151,673	133,111
Other intangible assets	11,728	11,465
Other assets	51,766	34,890
Total assets	$4,003,089	$3,581,686
Liabilities
Deposits:
Non-interest-bearing	$617,447	$556,010
Interest-bearing	2,423,676	2,174,320
Total deposits	3,041,123	2,730,330
Short-term borrowings	296,830	209,491
Long-term borrowings	111,099	144,019
Accrued expenses and other liabilities	49,747	39,254
Total liabilities	3,498,799	3,123,094
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value, 24,000,000 shares authorized, 20,119,194 shares issued at September 30, 2018 and 18,952,385 shares issued at December 31, 2017, including shares in treasury	386,142	345,412
Retained earnings (b)	152,976	134,362
Accumulated other comprehensive loss, net of deferred income taxes (b)	(20,590)	(5,215)
Treasury stock, at cost, 609,250 shares at September 30, 2018 and 702,449 shares at December 31, 2017	(14,238)	(15,967)
Total stockholders’ equity	504,290	458,592
Total liabilities and stockholders’ equity	$4,003,089	$3,581,686
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities (including those held in participant accounts in the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan) from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity investment securities were included in available-for-sale investment securities.
(b) As of January 1, 2018, Peoples adopted ASU 2014-09 (which resulted in a reduction to retained earnings and an increase in other liabilities of $3.1 million, net of federal income taxes, to reflect uncompleted contracts in the initial application of the guidance) and ASU 2016-01 (which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings).
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$33,355	$26,370	$91,486	$76,133
Interest and dividends on taxable investment securities	5,577	5,615	17,057	15,280
Interest on tax-exempt investment securities	613	701	1,891	2,257
Other interest income	86	42	192	83
Total interest income	39,631	32,728	110,626	93,753
Interest expense:
Interest on deposits	4,018	1,865	9,332	5,081
Interest on short-term borrowings	1,617	369	3,760	853
Interest on long-term borrowings	672	1,274	2,043	3,564
Total interest expense	6,307	3,508	15,135	9,498
Net interest income	33,324	29,220	95,491	84,255
Provision for loan losses	1,302	1,086	4,473	2,657
Net interest income after provision for loan losses	32,022	28,134	91,018	81,598
Non-interest income:
Insurance income	3,388	3,345	11,412	10,861
Trust and investment income	3,110	2,838	9,410	8,497
Electronic banking income	2,890	2,544	8,460	7,692
Deposit account service charges	2,652	2,407	7,160	7,130
Mortgage banking income	1,060	535	2,380	1,389
Bank owned life insurance income	495	482	1,460	1,471
Commercial loan swap fees	355	76	617	995
Net gain (loss) on asset disposals and other transactions	12	(25)	(319)	81
Net gain (loss) on investment securities	—	1,861	(146)	2,219
Other non-interest income (a)	391	383	2,143	1,499
Total non-interest income	14,353	14,446	42,577	41,834
Non-interest expense:
Salaries and employee benefit costs	17,908	15,141	51,923	45,686
Net occupancy and equipment expense	2,850	2,619	8,519	7,980
Electronic banking expense	1,552	1,403	4,409	4,293
Data processing and software expense	1,408	1,092	4,089	3,330
Professional fees	1,395	1,393	6,135	4,532
Amortization of other intangible assets	862	869	2,477	2,603
Franchise tax expense	616	583	1,874	1,750
Marketing expense	456	488	1,437	1,122
FDIC insurance expense	391	449	1,173	1,339
Foreclosed real estate and other loan expenses	373	214	923	589
Communication expense	305	334	949	1,134
Other non-interest expense	2,713	1,973	11,113	6,211
Total non-interest expense	30,829	26,558	95,021	80,569
Income before income taxes	15,546	16,022	38,574	42,863
Income tax expense	2,821	5,127	6,216	13,393
Net income	$12,725	$10,895	$32,358	$29,470
Earnings per common share - basic	$0.65	$0.60	$1.70	$1.62
Earnings per common share - diluted	$0.65	$0.60	$1.69	$1.61
Weighted-average number of common shares outstanding - basic	19,325,457	18,056,202	18,875,290	18,043,692
Weighted-average number of common shares outstanding - diluted	19,466,865	18,213,533	19,004,087	18,199,959
Cash dividends declared	$5,472	$4,020	$15,709	$11,299
Cash dividends declared per common share	$0.28	$0.22	$0.82	$0.62
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a reduction to other non-interest income of $16,000 for the three months ended September 30, 2018 and a gain to other non-interest income of $208,000 for the nine months ended September 30, 2018.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$12,725	$10,895	$32,358	$29,470
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(5,813)	(236)	(18,587)	5,448
Related tax benefit (expense)	1,221	83	3,904	(1,906)
Less: reclassification adjustment for net gain (loss) included in net income	—	1,861	(146)	2,219
Related tax (expense) benefit	—	(652)	31	(777)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	—	(5,020)	—
Related tax benefit	—	—	1,054	—
Net effect on other comprehensive (loss) income	(4,592)	(1,362)	(18,534)	2,100
Defined benefit plans:
Net gain (loss) arising during the period	1,177	(1)	1,177	(1)
Related tax expense	(247)	—	(247)	—
Amortization of unrecognized loss and service cost on benefit plans	28	25	80	72
Related tax expense	(6)	(9)	(17)	(25)
Recognition of loss due to settlement and curtailment	176	—	176	—
Related tax expense	(37)	—	(37)	—
Net effect on other comprehensive income	1,091	15	1,132	46
Cash flow hedges:
Net gain (loss) arising during the period	651	(63)	2,566	(832)
Related tax (expense) benefit	(137)	22	(539)	291
Net effect on other comprehensive income (loss)	514	(41)	2,027	(541)
Total other comprehensive (loss) income, net of tax expense	(2,987)	(1,388)	(15,375)	1,605
Total comprehensive income	$9,738	$9,507	$16,983	$31,075
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
Amounts reclassified out of retained earnings, net of tax, per ASU 2014-09	—	(3,055)	—	—	(3,055)
Net income	—	32,358	—	—	32,358
Other comprehensive income (loss), net of tax	—	5,020	(15,375)	—	(10,355)
Cash dividends declared	—	(15,709)	—	—	(15,709)
Exercise of stock appreciation rights	(2)	—	—	2	—
Reissuance of treasury stock for common share awards	(2,674)	—	—	2,674	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	46	46
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,271)	(1,271)
Common shares issued under dividend reinvestment plan	497	—	—	—	497
Common shares issued under compensation plan for Boards of Directors	85	—	—	157	242
Common shares issued under employee stock purchase plan	68	—	—	121	189
Stock-based compensation expense	1,858	—	—	—	1,858
Issuance of common shares related to acquisition of ASB Financial Corp. ("ASB")	40,898	—	—	—	40,898
Balance, September 30, 2018	$386,142	$152,976	$(20,590)	$(14,238)	$504,290

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$50,263	$45,852
Investing activities:
Available-for-sale investment securities:
Purchases	(120,492)	(140,791)
Proceeds from sales	14,489	7,381
Proceeds from principal payments, calls and prepayments	93,336	111,315
Held-to-maturity investment securities:
Purchases	—	(1,310)
Proceeds from principal payments	3,521	1,997
Other investment securities:
Purchases	(2,547)	—
Proceeds from sales	7,544	—
Net increase in loans held for investment	(113,433)	(99,829)
Net expenditures for bank premises and equipment	(3,660)	(3,016)
Proceeds from sales of other real estate owned	265	494
Business acquisitions, net of cash received	4,695	(450)
(Investment in) return of limited partnership and tax credit funds	(5,399)	6
Net cash used in investing activities	(121,681)	(124,203)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	31,950	(9,575)
Net increase in interest-bearing deposits	79,761	164,513
Net increase (decrease) in short-term borrowings	2,515	(111,890)
Proceeds from long-term borrowings	—	54,403
Payments on long-term borrowings	(3,092)	(3,823)
Cash dividends paid	(15,266)	(10,855)
Repurchase of treasury stock in connection with employee incentive plan and compensation plan for Boards of Directors to be held as treasury stock	(1,271)	(411)
Proceeds from issuance of common shares	24	8
Contingent consideration payments made after a business combination	(224)	(122)
Net cash provided by financing activities	94,397	82,248
Net increase in cash and cash equivalents	22,979	3,897
Cash and cash equivalents at beginning of period	72,194	66,146
Cash and cash equivalents at end of period	$95,173	$70,043

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2017 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2018 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2017, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2017 Form 10-K.
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
Accounting Standards Update ("ASU") 2018-14 - Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): This update modifies the disclosure requirements for employees that sponsor defined benefit pension or other postretirement plans. This update will remove some current disclosure requirements and require an explanation of the reasons for significant gains and losses related to changes in the benefit obligation, the projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets, and the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2020 (effective January 1, 2021 for Peoples). Peoples is currently reviewing this update and will adopt this new accounting guidance as required. This new accounting guidance is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2018-13 - Fair Value Measurement (Topic 820): The amendment in this update modify the disclosure requirements for fair value measurements. The amendment removes, modifies and adds to required disclosures related to certain fair value measurements. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples is currently reviewing the impact of this update and will adopt this new accounting guidance as required. This new accounting guidance is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2016-02 - Leases (Topic 842): There are aspects of this new accounting guidance that are still being interpreted and the FASB has issued updates to certain aspects of the guidance to address implementation issues. The FASB issued an update in January 2018 (ASU 2018-01) and two in July of 2018 (ASU 2018-10 and 2018-11), which are to provide transparency and comparability and clarify several areas of the guidance. ASU 2018-01 provides an optional transition practical expedient to not evaluate land easements that exist or expired before the entity's adoption of Topic 842, and were not previously accounted for as leases. ASU 2018-10 provides several areas of improvement and clarification to the original standard, including:

•	optional practical expedient that affects entities with land easements that existed or expired before the adoption,

•	a rate implicit in the lease of zero should be used when applying the definition,

•	requirements about lease classification reassessments related to modified terms and conditions,

•	accounting for the exercise by a lessee of an option to extend or terminate the lease or to purchase,

•	re-measurement of variable lease payments using the index or rate at the measurement date,

•	period covered by a lessor-only option to terminate the lease is included in the lease term,

•	operating leases acquired as part of a previous business combination classified as direct financing leases or sales-type leases,

•	adjustments to earnings rather than equity when applying retrospectively to prior reporting period, and

•	determining loss allowance of the net investment in the lease, including cash flow.
ASU 2018-11 addresses comparative reporting at adoption, including an option to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also includes the options of separating components of lease contracts, accounting for non-lease components with the lease if the lease is classified as an operating lease and the timing of components are the same. Under ASU 2016-02 and the related updates, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. These ASUs will become effective for interim and annual reporting periods affected beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples is currently identifying the population of leases that will be impacted by ASU 2016-02, and assessing the impact of the guidance provided in the subsequent updates, and will adopt this new accounting guidance as required. Peoples expects to recognize a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the new standard is effective. This new accounting guidance is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2018-09 - Codification Improvements: This update has been issued to address suggestions received from stakeholders on the Codification and to make other incremental improvements to GAAP. The improvements facilitate Codification updates for technical corrections, clarifications, and other minor improvements. The amendments in this update that do not require transition guidance became effective upon issuance of this update and did not have an impact on Peoples' consolidated financial statements. Many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2018-07 - Compensation - Stock Compensation (Topic 718): This update has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2018-06 - Codification Improvements (Topic 942): This update has been issued to increase stakeholders' awareness of the improvements to Topic 942, Financial Services - Depository and Lending. This update supersedes outdated guidance related to the Office of the Comptroller of the Currency's Banking Circular 202, Accounting for Net Deferred Tax Charges. The amendments became effective May 7, 2018, and did not have an impact on Peoples' consolidated financial statements.
ASU 2018-05 - Income Taxes (Topic 740): The amendments in this ASU clarify required disclosures in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2017, Peoples partially completed the accounting for the income tax effects of the enactment of the Tax Cuts and Jobs Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced federal corporate income tax rate on its existing deferred tax balances. In other cases, Peoples has not been able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Cuts and Jobs Act. In all cases, Peoples will continue to make and refine its calculations during the one-year re-measurement period permitted under this ASU as additional analysis is completed. In addition, these estimates may be affected as Peoples gains a more thorough understanding of the new tax reform legislation.
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings as of December 31, 2017.

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the amendments in this ASU is to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The FASB issued an update in October of 2018, providing an eligible U.S. benchmark interest rate for purposes of applying hedge accounting. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples will adopt this new accounting guidance as required, and it is not expected to have a material impact on Peoples' consolidated financial statements.
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
The new CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples continues to make progress on the design and development of estimation methodologies, current and future data requirements, and is in the process of implementing a technological solution to assist in the future calculations under the new methodology. Peoples is currently evaluating the impact that the CECL model will have on Peoples' financial statements and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan loss provision as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Peoples believes that the adoption of the standard will result in an overall increase in the allowance for loan losses; however, the magnitude of the increase at adoption will depend on relevant data at the adoption date, including the characteristics of the loan portfolio, macroeconomic conditions and forecasts. Peoples has not yet determined the magnitude of any such one-time cumulative-effect adjustment or of the overall impact of the new standard on Peoples' financial condition or results of operations.
Note 2 Fair Value of Assets and Liabilities

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, Peoples measures, records and reports various types of assets and liabilities at fair value on either a recurring or a non-recurring basis in the Consolidated Financial Statements. Those assets and liabilities are presented below in the sections entitled “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis.”
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

Level 3: Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investment securities, retained interests from securitizations, and certain collateralized debt obligations.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
States and political subdivisions	$—	$93,790	$—	$—	$101,569	$—
Residential mortgage-backed securities	—	688,656	—	—	673,664	—
Commercial mortgage-backed securities	—	6,713	—	—	6,976	—
Bank-issued trust preferred securities	—	4,166	—	—	5,129	—
Equity investment securities (a)	—	—	—	7,694	155	—
Total available-for-sale securities	—	793,325	—	7,694	787,493	—

Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	$—	$4,889	$—	$—	$4,417	$—
Residential mortgage-backed securities	—	28,718	—	—	32,227	—
Commercial mortgage-backed securities	—	3,488	—	—	4,569	—
Total held-to-maturity securities	—	37,095	—	—	41,213	—

Equity investment securities (a)	104	174	—	—	—	—
Loans held for sale	—	4,776	—	—	2,510	—
Derivative assets (b)	—	8,766	—	—	4,594	—

Liabilities:
Derivative liabilities (c)	$—	$4,871	$—	$—	$3,241	$—
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity investment securities had a net unrealized gain of $6.5 million.
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

Equity Investment Securities: The fair values of Peoples' equity investment securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value (Level 2).
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Consolidated Balance Sheets at their fair value within other assets/liabilities. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$25,038	$—	$—	$20,602
Other real estate owned (OREO)	—	—	106	—	—	208
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At September 30, 2018, impaired loans had an aggregate outstanding principal balance of $31.3 million.  For the three and nine months ended September 30, 2018, Peoples recognized a reduction in the specific reserve on impaired loans, through the allowance for loan losses, of $182,000 and $153,000, respectively.
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$95,173	$95,173	$72,194	$72,194
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	29,368	29,368	28,132	28,132
Federal Reserve Bank ("FRB") stock	2	12,294	12,294	10,179	10,179
Nonqualified deferred compensation (a)	2	1,044	1,044	—	—
Federal Home Loan Mortgage Corp ("FHLMC") stock	2	60	60	60	60
Total other investment securities		42,766	42,766	38,371	38,371
Loans, net of deferred fees and costs	3	2,687,848	2,780,292	2,338,344	2,274,194
Bank owned life insurance	3	68,439	68,439	62,176	62,176
Bank premises and equipment, net of accumulated depreciation	3	57,527	57,527	52,510	52,510
Servicing rights (b)	3	2,682	2,682	2,305	2,305
Liabilities:
Deposits	2	$3,041,123	$3,029,072	$2,730,330	$2,730,071
Short-term borrowings	2	296,830	295,542	209,491	209,628
Long-term borrowings	2	111,099	101,779	144,019	142,108
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
Other Investment Securities: Certain restricted equity investment securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported as Other investment securities on the Consolidated Balance Sheets and consist primarily of shares of the FHLB of Cincinnati and the FRB of Cleveland. Other investment securities are measured at their respective redemption values (Level 2).
Loans, Net of Deferred Fees and Costs: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity.
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value (Level 3). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Bank Premises and Equipment, Net of Accumulated Depreciation: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets owned. Major improvements to leased facilities are capitalized and included in bank premises at cost less accumulated depreciation, which is calculated on the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement (Level 3).

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of:
States and political subdivisions	$94,014	$585	$(809)	$93,790
Residential mortgage-backed securities	714,360	1,558	(27,262)	688,656
Commercial mortgage-backed securities	6,861	—	(148)	6,713
Bank-issued trust preferred securities	4,196	132	(162)	4,166
Total available-for-sale securities	$819,431	$2,275	$(28,381)	$793,325
December 31, 2017
Obligations of:
States and political subdivisions	$100,039	$1,786	$(256)	$101,569
Residential mortgage-backed securities	684,100	2,582	(13,018)	673,664
Commercial mortgage-backed securities	7,004	11	(39)	6,976
Bank-issued trust preferred securities	5,195	141	(207)	5,129
Equity investment securities (a)	1,394	6,520	(65)	7,849
Total available-for-sale securities	$797,732	$11,040	$(13,585)	$795,187
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.

The unrealized losses related to residential mortgage-backed securities at September 30, 2018 and December 31, 2017, were attributed to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2017, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross gains realized	$—	$1,877	$5	$2,235
Gross losses realized	—	16	151	16
Net gain (loss) realized	$—	$1,861	$(146)	$2,219
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2018
Obligations of:
States and political subdivisions	$30,112	$224	52	$9,480	$585	6	$39,592	$809
Residential mortgage-backed securities	224,049	5,503	113	405,124	21,759	128	629,173	27,262
Commercial mortgage-backed securities	3,127	44	1	3,587	104	2	6,714	148
Bank-issued trust preferred securities	—	—	—	1,838	162	2	1,838	162
Total	$257,288	$5,771	166	$420,029	$22,610	138	$677,317	$28,381
December 31, 2017
Obligations of:
States and political subdivisions	$16,985	$89	18	$5,308	$167	1	$22,293	$256
Residential mortgage-backed securities	274,998	3,462	77	291,812	9,556	88	566,810	13,018
Commercial mortgage-backed securities	2,487	23	1	1,274	16	1	3,761	39
Bank-issued trust preferred securities	—	—	—	2,792	207	3	2,792	207
Equity investment securities (a)	276	1	1	112	64	1	388	65
Total	$294,746	$3,575	97	$301,298	$10,010	94	$596,044	$13,585
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At September 30, 2018, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2018 and December 31, 2017 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2018, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $217,000 and $145,000, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.

The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2018 were primarily attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$714	$12,538	$26,289	$54,473	$94,014
Residential mortgage-backed securities	994	12,898	46,292	654,176	714,360
Commercial mortgage-backed securities	—	5,678	—	1,183	6,861
Bank-issued trust preferred securities	—	—	4,196	—	4,196
Total available-for-sale securities	$1,708	$31,114	$76,777	$709,832	$819,431
Fair value
Obligations of:
States and political subdivisions	$713	$12,489	$26,184	$54,404	$93,790
Residential mortgage-backed securities	990	12,590	44,656	630,420	688,656
Commercial mortgage-backed securities	—	5,548	—	1,165	6,713
Bank-issued trust preferred securities	—	—	4,166	—	4,166
Total available-for-sale securities	$1,703	$30,627	$75,006	$685,989	$793,325
Total weighted-average yield	2.52%	2.78%	3.38%	2.84%	2.88%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of:
States and political subdivisions	$4,451	$438	$—	$4,889
Residential mortgage-backed securities	29,765	79	(1,126)	28,718
Commercial mortgage-backed securities	3,574	—	(86)	3,488
Total held-to-maturity securities	$37,790	$517	$(1,212)	$37,095
December 31, 2017
Obligations of:
States and political subdivisions	$3,810	$607	$—	$4,417
Residential mortgage-backed securities	32,487	269	(529)	32,227
Commercial mortgage-backed securities	4,631	—	(62)	4,569
Total held-to-maturity securities	$40,928	$876	$(591)	$41,213
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three and nine months ended September 30, 2018 and 2017.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2018
Residential mortgage-backed securities	$11,826	$182	6	$11,260	$944	3	$23,086	$1,126
Commercial mortgage-backed securities	—	—	—	3,488	86	1	3,488	86
Total	$11,826	$182	6	$14,748	$1,030	4	$26,574	$1,212
December 31, 2017
Residential mortgage-backed securities	$1,476	$4	2	$12,098	$525	3	$13,574	$529
Commercial mortgage-backed securities	—	—	—	4,569	62	1	4,569	62
Total	$1,476	$4	2	$16,667	$587	4	$18,143	$591
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$309	$2,982	$1,160	$4,451
Residential mortgage-backed securities	—	428	8,060	21,277	29,765
Commercial mortgage-backed securities	—	—	—	3,574	3,574
Total held-to-maturity securities	$—	$737	$11,042	$26,011	$37,790
Fair value
Obligations of:
States and political subdivisions	$—	$309	$3,410	$1,170	$4,889
Residential mortgage-backed securities	—	415	8,028	20,275	28,718
Commercial mortgage-backed securities	—	—	—	3,488	3,488
Total held-to-maturity securities	$—	$724	$11,438	$24,933	$37,095
Total weighted-average yield	—%	2.97%	3.08%	2.70%	2.82%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheet consist largely of shares of FHLB of Cincinnati and FRB of Cleveland, and equity investment securities. As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2018	December 31, 2017
FHLB stock	$29,368	$28,132
FRB stock	12,294	10,179
Equity investment securities (a)	278	—
Other	1,104	60
Total other investment securities	$43,044	$38,371
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.

At September 30, 2018, there were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.

Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $514.9 million and $522.7 million at September 30, 2018 and December 31, 2017, respectively, and held-to-maturity investment securities with carrying values of $17.1 million and $18.3 million at September 30, 2018 and December 31, 2017, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $61.8 million and $6.7 million at September 30, 2018 and December 31, 2017, respectively, and held-to-maturity securities with carrying values of $17.4 million and $19.9 million at September 30, 2018 and December 31, 2017, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	September 30, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$103,562	$107,118
Commercial real estate, other	630,720	595,447
Commercial real estate	734,282	702,565
Commercial and industrial	510,591	438,051
Residential real estate	299,768	304,523
Home equity lines of credit	92,892	88,902
Consumer, indirect	396,701	340,390
Consumer, direct	72,601	67,010
Consumer	469,302	407,400
Deposit account overdrafts	649	849
Total originated loans	$2,107,484	$1,942,290
Acquired loans:
Commercial real estate, construction	$13,050	$8,319
Commercial real estate, other	191,993	165,120
Commercial real estate	205,043	173,439
Commercial and industrial	41,188	34,493
Residential real estate	308,178	184,864
Home equity lines of credit	42,961	20,575
Consumer, indirect	161	329
Consumer, direct	2,712	1,147
Consumer	2,873	1,476
Total acquired loans	$600,243	$414,847
Loans, net of deferred fees and costs	$2,707,727	$2,357,137

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate, other	$12,812	$8,117
Commercial and industrial	1,343	767
Residential real estate	20,488	19,532
Consumer	61	33
Total outstanding balance	$34,704	$28,449
Net carrying amount	$23,639	$19,564
Changes in the accretable yield for purchased credit impaired loans for the nine months ended September 30 were as follows:

(Dollars in thousands)	September 30, 2018	September 30, 2017
Balance, beginning of period	$6,704	$7,132
Reclassification from nonaccretable to accretable	2,019	1,285
Additions:
ASB Financial Corp. (preliminary)	2,047	—
Accretion	(1,392)	(1,279)
Balance, September 30	$9,378	$7,138
Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired loans accounted for and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status and loans that have become past due. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Peoples evaluates changes quarterly and compares the new estimated cash flows to those at the previous cash flow re-estimation date and the related materiality of the changes, and when compared to the total loan portfolio, the differences in estimated cash flows at the most recent cash flow re-estimation date compared to the previous cash flow re-estimation date would not have a material impact on amounts recorded since the last re-estimation. Peoples completed a re-estimation of cash flows on purchased credit impaired loans in August 2018, resulting in the reclassification from nonaccretable to accretable yield shown in the table above.
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
Pledged Loans
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. The amount of such pledged loans totaled $524.1 million and $487.2 million at September 30, 2018 and December 31, 2017, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB of Cleveland. The outstanding balances of these loans totaled $198.9 million and $74.0 million at September 30, 2018 and December 31, 2017, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Originated loans:
Commercial real estate, construction	$725	$754	$—	$—
Commercial real estate, other	6,712	6,877	—	—
Commercial real estate	7,437	7,631	—	—
Commercial and industrial	1,308	739	—	—
Residential real estate	3,842	3,546	373	548
Home equity lines of credit	582	550	84	50
Consumer, indirect	405	256	—	—
Consumer, direct	31	39	—	16
Consumer	436	295	—	16
Total originated loans	$13,605	$12,761	$457	$614
Acquired loans:
Commercial real estate, construction	$—	$—	$401	$—
Commercial real estate, other	225	192	60	215
Commercial real estate	225	192	461	215
Commercial and industrial	61	259	—	45
Residential real estate	1,970	2,168	965	730
Home equity lines of credit	374	312	—	22
Consumer, indirect	—	—	2	—
Total acquired loans	$2,630	$2,931	$1,428	$1,012
Total loans	$16,235	$15,692	$1,885	$1,626

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$725	$725	$102,837	$103,562
Commercial real estate, other	521	601	6,418	7,540	623,180	630,720
Commercial real estate	521	601	7,143	8,265	726,017	734,282
Commercial and industrial	624	865	988	2,477	508,114	510,591
Residential real estate	826	2,544	2,126	5,496	294,272	299,768
Home equity lines of credit	320	62	410	792	92,100	92,892
Consumer, indirect	2,308	222	220	2,750	393,951	396,701
Consumer, direct	289	5	20	314	72,287	72,601
Consumer	2,597	227	240	3,064	466,238	469,302
Deposit account overdrafts	—	—	—	—	649	649
Total originated loans	$4,888	$4,299	$10,907	$20,094	$2,087,390	$2,107,484
Acquired loans:
Commercial real estate, construction	$9	$—	$401	$410	$12,640	$13,050
Commercial real estate, other	1,318	136	140	1,594	190,399	191,993
Commercial real estate	1,327	136	541	2,004	203,039	205,043
Commercial and industrial	1,263	15	20	1,298	39,890	41,188
Residential real estate	1,382	1,215	1,963	4,560	303,618	308,178
Home equity lines of credit	572	107	210	889	42,072	42,961
Consumer, indirect	5	—	2	7	154	161
Consumer, direct	19	12	—	31	2,681	2,712
Consumer	24	12	2	38	2,835	2,873
Total acquired loans	$4,568	$1,485	$2,736	$8,789	$591,454	$600,243
Total loans	$9,456	$5,784	$13,643	$28,883	$2,678,844	$2,707,727

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$107,118	$107,118
Commercial real estate, other	990	—	6,492	7,482	587,965	595,447
Commercial real estate	990	—	6,492	7,482	695,083	702,565
Commercial and industrial	1,423	92	706	2,221	435,830	438,051
Residential real estate	4,562	1,234	2,408	8,204	296,319	304,523
Home equity lines of credit	502	80	395	977	87,925	88,902
Consumer, indirect	2,153	648	105	2,906	337,484	340,390
Consumer, direct	417	46	48	511	66,499	67,010
Consumer	2,570	694	153	3,417	403,983	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$10,047	$2,100	$10,154	$22,301	$1,919,989	$1,942,290
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,319	$8,319
Commercial real estate, other	775	948	312	2,035	163,085	165,120
Commercial real estate	775	948	312	2,035	171,404	173,439
Commercial and industrial	—	1	171	172	34,321	34,493
Residential real estate	4,656	1,391	1,910	7,957	176,907	184,864
Home equity lines of credit	126	—	301	427	20,148	20,575
Consumer, indirect	3	—	—	3	326	329
Consumer, direct	10	11	—	21	1,126	1,147
Consumer	13	11	—	24	1,452	1,476
Total acquired loans	$5,570	$2,351	$2,694	$10,615	$404,232	$414,847
Total loans	$15,617	$4,451	$12,848	$32,916	$2,324,221	$2,357,137
Delinquency trends remained stable as 98.9% of Peoples' portfolio was considered “current” at September 30, 2018, compared to 99.0% at June 30, 2018 and 98.8% at September 30, 2017.
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
“Loss” (grade 8): Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean a loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken during the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this category.
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” “doubtful,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “not rated.”
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2018
Originated loans:
Commercial real estate, construction	$101,274	$—	$1,496	$—	$792	$103,562
Commercial real estate, other	603,723	13,992	13,005	—	—	630,720
Commercial real estate	704,997	13,992	14,501	—	792	734,282
Commercial and industrial	459,927	42,036	8,628	—	—	510,591
Residential real estate	14,483	537	12,506	294	271,948	299,768
Home equity lines of credit	453	—	—	—	92,439	92,892
Consumer, indirect	45	—	—	—	396,656	396,701
Consumer, direct	39	—	—	—	72,562	72,601
Consumer	84	—	—	—	469,218	469,302
Deposit account overdrafts	—	—	—	—	649	649
Total originated loans	$1,179,944	$56,565	$35,635	$294	$835,046	$2,107,484
Acquired loans:
Commercial real estate, construction	$10,138	$1,280	$1,632	$—	$—	$13,050
Commercial real estate, other	175,375	8,450	8,070	98	—	191,993
Commercial real estate	185,513	9,730	9,702	98	—	205,043
Commercial and industrial	38,424	1,400	1,364	—	—	41,188
Residential real estate	18,477	1,950	1,825	140	285,786	308,178
Home equity lines of credit	34	—	—	—	42,927	42,961
Consumer, indirect	4	—	—	—	157	161
Consumer, direct	39	—	—	—	2,673	2,712
Consumer	43	—	—	—	2,830	2,873
Total acquired loans	$242,491	$13,080	$12,891	$238	$331,543	$600,243
Total loans	$1,422,435	$69,645	$48,526	$532	$1,166,589	$2,707,727

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2017
Originated loans:
Commercial real estate, construction	$100,409	$5,502	$754	$—	$453	$107,118
Commercial real estate, other	561,320	17,189	16,938	—	—	595,447
Commercial real estate	661,729	22,691	17,692	—	453	702,565
Commercial and industrial	420,477	13,062	4,512	—	—	438,051
Residential real estate	17,896	1,000	11,371	216	274,040	304,523
Home equity lines of credit	454	—	—	—	88,448	88,902
Consumer, indirect	55	8	—	—	340,327	340,390
Consumer, direct	33	—	—	—	66,977	67,010
Consumer	88	8	—	—	407,304	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$1,100,644	$36,761	$33,575	$216	$771,094	$1,942,290
Acquired loans:
Commercial real estate, construction	$8,267	$—	$52	$—	$—	$8,319
Commercial real estate, other	149,486	6,527	9,107	—	—	165,120
Commercial real estate	157,753	6,527	9,159	—	—	173,439
Commercial and industrial	32,011	157	2,325	—	—	34,493
Residential real estate	12,543	593	1,105	—	170,623	184,864
Home equity lines of credit	124	—	—	—	20,451	20,575
Consumer, indirect	12	—	—	—	317	329
Consumer, direct	35	—	—	—	1,112	1,147
Consumer	47	—	—	—	1,429	1,476
Total acquired loans	$202,478	$7,277	$12,589	$—	$192,503	$414,847
Total loans	$1,303,122	$44,038	$46,164	$216	$963,597	$2,357,137
In the first nine months of 2018, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2017 mostly due to acquired ASB Financial Corp. ("ASB") loans, which were partially offset by paydowns on classified loans. Compared to June 30, 2018, the improvement in classified loans was mostly due to a single commercial relationship that was upgraded from substandard to special mention during the quarter.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2018
Commercial real estate, construction	$2,483	$—	$2,396	$2,396	$—	$1,571	$46
Commercial real estate, other	17,119	269	15,710	15,979	91	13,795	349
Commercial real estate	19,602	269	18,106	18,375	91	15,366	395
Commercial and industrial	2,395	899	1,286	2,185	191	2,068	53
Residential real estate	26,732	234	24,913	25,147	40	22,724	898
Home equity lines of credit	2,298	486	1,784	2,270	83	1,801	84
Consumer, indirect	518	242	285	527	140	242	16
Consumer, direct	77	32	45	77	32	66	11
Consumer	595	274	330	604	172	308	27
Total	$51,622	$2,162	$46,419	$48,581	$577	$42,267	$1,457
December 31, 2017
Commercial real estate, construction	$821	$—	$754	$754	$—	$788	$—
Commercial real estate, other	14,909	14	13,606	13,620	1	14,392	503
Commercial real estate	15,730	14	14,360	14,374	1	15,180	503
Commercial and industrial	1,690	951	572	1,523	199	1,668	65
Residential real estate	24,743	477	22,626	23,103	58	23,195	1,246
Home equity lines of credit	1,707	81	1,624	1,705	18	1,505	85
Consumer, indirect	273	70	206	276	26	184	20
Consumer, direct	87	56	28	84	37	79	7
Consumer	360	126	234	360	63	263	27
Total	$44,230	$1,649	$39,416	$41,065	$339	$41,811	$1,926
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

The following table summarizes the loans that were modified as a TDR during the three months ended September 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2018
Originated loans:
Residential real estate	3	$87	$87	$87
Home equity lines of credit	4	533	533	531
Consumer, indirect	7	150	150	150
Total originated loans	14	$770	$770	$768
Acquired loans:
Residential real estate	3	$272	$272	$272
Home equity lines of credit	1	54	54	54
Total acquired loans	4	$326	$326	$326
September 30, 2017
Originated loans:
Commercial and industrial	1	$36	$36	$36
Residential real estate	1	90	90	90
Home equity lines of credit	2	22	22	19
Consumer, indirect	5	34	34	34
Consumer, direct	2	9	9	9
Consumer	7	43	43	43
Total originated loans	11	$191	$191	$188
Acquired loans:
Residential real estate	2	$61	$61	$61
Home equity lines of credit	1	34	34	34
Total acquired loans	3	$95	$95	$95
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table summarizes the loans that were modified as a TDR during the nine months ended September 30:

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2018
Originated loans:
Residential real estate	9	$871	$871	$871
Home equity lines of credit	6	565	565	562
Consumer, indirect	26	454	454	420
Consumer, direct	5	27	27	18
Consumer	31	481	481	438
Total originated loans	46	$1,917	$1,917	$1,871
Acquired loans:
Commercial real estate, other	1	$50	$50	$47
Residential real estate	15	1,258	1,258	1,244
Home equity lines of credit	5	140	140	139
Total acquired loans	21	$1,448	$1,448	$1,430
September 30, 2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	3	174	174	123
Residential real estate	7	483	483	478
Home equity lines of credit	6	291	291	286
Consumer, indirect	11	127	127	86
Consumer, direct	3	10	10	10
Consumer	14	137	137	96
Total originated loans	31	$1,099	$1,099	$997
Acquired loans:
Commercial real estate, other	2	$271	$271	$265
Residential real estate	8	264	264	263
Home equity lines of credit	5	328	328	323
Consumer, direct	2	10	10	9
Total acquired loans	17	$873	$873	$860
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those acquired loans modified in a TDR during the year that subsequently defaulted (i.e., are 90 days or more past due following a modification) during the nine-month periods ended September 30:

	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses
Acquired loans:
Residential real estate	—	$—	$—	1	$44	$—
Home equity lines of credit	1	10	—	—	—	—
Consumer, other	—	—	—	1	8	—
Total	1	$10	$—	2	$52	$—
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
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the nine months ended September 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(293)	(67)	(1,967)	(297)	(731)	(4,242)
Recoveries	58	10	98	12	403	114	160	855
Net charge-offs	(791)	(28)	(195)	(55)	(1,564)	(183)	(571)	(3,387)
Provision for loan losses	960	353	290	70	2,043	114	596	4,426
Balance, September 30, 2018	$7,966	$6,138	$999	$708	$3,423	$395	$95	$19,724

Period-end amount allocated to:
Loans individually evaluated for impairment	$91	$191	$40	$83	$140	$32	$—	$577
Loans collectively evaluated for impairment	7,875	5,947	959	625	3,283	363	95	19,147
Ending balance	$7,966	$6,138	$999	$708	$3,423	$395	$95	$19,724

Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(25)	(165)	(451)	(100)	(1,493)	(275)	(767)	(3,276)
Recoveries	135	1	128	9	598	152	159	1,182
Net recoveries (charge-offs)	110	(164)	(323)	(91)	(895)	(123)	(608)	(2,094)
Provision for loan losses	252	226	265	82	1,397	46	507	2,775
Balance, September 30, 2017	$7,534	$6,415	$924	$679	$2,814	$441	$70	$18,877

Period-end amount allocated to:
Loans individually evaluated for impairment	$136	$424	$151	$13	$2	$21	$—	$747
Loans collectively evaluated for impairment	7,398	5,991	773	666	2,812	420	70	18,130
Ending balance	$7,534	$6,415	$924	$679	$2,814	$441	$70	$18,877

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
The following table presents activity in the allowance for loan losses for acquired loans:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Purchased credit impaired loans:
Balance, beginning of period	$108	$90	$108	$233
Provision for (recovery of) loan losses	47	25	47	(118)
Balance, September 30	$155	$115	$155	$115

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$85,000	2.05%	$115,000	1.86%
FHLB amortizing, fixed-rate advances	18,860	2.09%	21,939	2.02%
Junior subordinated debt securities	7,239	7.34%	7,107	6.51%
Unamortized debt issuance costs	—	—%	(27)	—%
Total long-term borrowings	$111,099	2.40%	$144,019	2.11%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first nine months of 2018, no additional borrowings were entered into, and two long-term FHLB non-amortizing advances in the aggregate amount of $30.0 million were reclassified to short-term borrowings as the maturity became less than one year.
As of September 30, 2018, Peoples' had one remaining FHLB putable option-based advance. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from two to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Peoples maintains a multi-year unsecured $15.0 million revolving credit facility (the “Credit Facility”) with Raymond James Bank, N.A. that matures on March 4, 2019. Borrowings under the Credit Facility may be used: (i) to make acquisitions; (ii) to make stock repurchases; (iii) for working capital needs; and (iv) for other general corporate purposes. Each loan under the Credit Facility will bear interest per annum at a rate equal to 3.00% plus the one-month LIBOR rate, which rate will reset monthly. As of September 30, 2018, there were no borrowings outstanding under the Credit Facility. Additional information regarding the Credit Facility can be found in Note 9 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three months ending December 31, 2018	$1,455	1.97%
Year ending December 31, 2019	3,512	1.56%
Year ending December 31, 2020	25,564	1.83%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.95%
Thereafter	42,068	3.35%
Total long-term borrowings	$111,099	2.40%

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2018:

	Common Shares	Treasury Stock
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Release of restricted common shares	—	30,808
Cancellation of restricted common shares	—	1,961
Exercise of stock appreciation rights	—	(102)
Grant of restricted common shares	—	(103,605)
Grant of common shares	—	(16,544)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,646
Disbursed out of treasury stock	—	(2,089)
Common shares issued under dividend reinvestment plan	14,098	—
Common shares issued under compensation plan for Boards of Directors	—	(3,088)
Common shares issued under employee stock purchase plan	—	(5,186)
Issuance of common shares related to the acquisition of ASB Financial Corp.	1,152,711	—
Shares at September 30, 2018	20,119,194	609,250
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2018, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during the nine months ended September 30:

	2018	2017
First Quarter	$0.26	$0.20
Second Quarter	0.28	0.20
Third Quarter	0.28	0.22
Total dividends declared	$0.82	$0.62

Accumulated Other Comprehensive Loss
The following table details the change in the components of Peoples’ accumulated other comprehensive loss for the nine months ended September 30, 2018:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain on Cash Flow Hedge	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	115	—	—	115
Realized loss due to settlement and curtailment, net of tax	—	139	—	139
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(13,629)	993	2,027	(10,609)
Balance, September 30, 2018	$(20,622)	$(3,124)	$3,156	$(20,590)

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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$104	$112	$314	$338
Expected return on plan assets	(147)	(138)	(440)	(415)
Amortization of net loss	29	26	84	77
Settlement of benefit obligation	176	—	—	—
Net periodic cost	$162	$—	$(42)	$—

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$—	$1	$2	$3
Amortization of net gain	(1)	(1)	(4)	(5)
Net periodic cost	$(1)	$—	$(2)	$(2)
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
During the third quarter 2018, the total lump-sum distributions made to participants caused the total settlements to exceed the recognition threshold for settlement gain or losses. As a result, Peoples recorded settlement charges of $176,000 in the three and nine months ended September 30, 2018. There were no settlement charges recorded during the three or nine months ended September 30, 2017 under the noncontributory defined benefit pension plan.
The following table summarizes the change in projected benefit obligation and funded status as a result of the remeasurement and the aggregate settlements for the three months ended September 30, 2018:

	As of	September 30, 2018
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2017	Settlements	Settlement	Settlement
Projected benefit obligation	$12,991	$12,006	$(510)	$11,496
Fair value of plan assets	8,493	12,006	(510)	11,496
Funded status	$(4,498)	$—	$—	$—
Gross unrealized loss	$5,458	$4,196	$176	$4,020
Assumptions:
Discount rate	3.40%	4.00%		4.00%
Expected return on plan assets	7.50%	7.50%		7.50%
In 2018, Peoples contributed $3.2 million to the defined benefit pension plan. This contribution was reported on the 2017 federal income tax return and recognized as a deduction for tax purposes at the 35% statutory federal corporate income tax rate.

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2018	2017	2018	2017
Distributed earnings allocated to common shareholders	$5,409	$3,972	$15,532	$11,184
Undistributed earnings allocated to common shareholders	7,246	6,865	16,638	18,134
Net earnings allocated to common shareholders	$12,655	$10,837	$32,170	$29,318

Weighted-average common shares outstanding	19,325,457	18,056,202	18,875,290	18,043,692
Effect of potentially dilutive common shares	141,408	157,331	128,797	156,267
Total weighted-average diluted common shares outstanding	19,466,865	18,213,533	19,004,087	18,199,959

Earnings per common share:
Basic	$0.65	$0.60	$1.70	$1.62
Diluted	$0.65	$0.60	$1.69	$1.61

Anti-dilutive shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	5,541	163	2,193	270
Note 9 Financial Instruments with Off-Balance Sheet Risk

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity, and credit risks, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing, and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $8.8 million in an asset position and $4.9 million in a liability position at September 30, 2018, and there was $4.6 million in an asset position and $3.2 million in a liability position at December 31, 2017. The amounts are recorded in Other assets, and Accrued expenses and other liabilities on the Consolidated Balance Sheet at the date indicated.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. Peoples acquired three interest rate swaps with the ASB acquisition in the second quarter of 2018, which had an aggregate notional value of $7.0 million, and all of which matured in July 2018. As of September 30, 2018, Peoples had entered into twelve interest rate swap contracts, ten of which were effective with an aggregate notional value of $100.0 million. The remaining two became effective in October 2018 with an aggregate notional value of $10.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in accumulated other comprehensive loss ("AOCL"), related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and nine months ended September 30, 2018, and September 30, 2017, Peoples had minimal reclassifications to interest expense. During the next twelve months, Peoples estimates that minimal interest expense amount will be reclassified.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is reported in AOCL (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances used to fund the swaps are matched to the reset dates and payment dates on the receipt of the 3-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
The amount of accumulated other comprehensive pre-tax income for Peoples' cash flow hedges was $4.0 million at September 30, 2018. There were no pre-tax net losses recorded for the nine months ended September 30, 2018. Additionally, Peoples had no reclassifications to earnings in the three or nine months ended September 30, 2018 or September 30, 2017.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples provides its customer with a fixed-rate loan while creating a variable-rate asset for Peoples by the customer entering into an interest rate swap with Peoples on terms that match the loan. Peoples offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with an aggregate notional value of $449.3 million and fair value of $5.6 million of equally offsetting assets and liabilities at September 30, 2018, and an aggregate notional value of $363.3 million and fair value of $3.0 million of equally offsetting assets and liabilities at December 31, 2017. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights ("SARs") and unrestricted share awards to employees and non-employee directors. The total number of common shares currently available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since 2009, Peoples has granted restricted common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan. In 2018, the Board of Directors granted unrestricted common shares to non-employee directors and to all full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the respective grant dates and expired ten years from the respective date of grant. The most recent grant of SARs occurred in 2008 and these SARs were exercised immediately prior to their expiration on February 20, 2018. The following table summarizes the changes to Peoples' SARs for the nine months ended September 30, 2018:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	314	$23.77
Exercised	314	23.77
Outstanding at September 30	—	$—	—	$—
Exercisable at September 30	—	$—	—	$—

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Beginning in 2018, common shares awarded to non-employee directors vest immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first nine months of 2018, Peoples granted an aggregate of 84,876 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first nine months of 2018, Peoples granted, to certain key employees, an aggregate of 18,729 restricted common shares subject to time-based vesting with restrictions that will lapse after periods ranging from immediate grant date vesting to vesting three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2018:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	33,082	$22.85	176,218	$25.50
Awarded	18,729	36.70	84,876	35.43
Released	7,000	24.49	83,311	23.62
Forfeited	—	—	1,961	34.39
Outstanding at September 30	44,811	$28.38	175,822	$31.09

For the nine months ended September 30, 2018, the total intrinsic value for restricted common shares released was $3.2 million compared to $0.9 million for the nine months ended September 30, 2017.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense based on the estimated fair value of the awards on the grant date.  The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Total stock-based compensation expense	$564	$351	$2,174	$1,362
Recognized tax benefit	(119)	(123)	(457)	(477)
Net expense recognized	$445	$228	$1,717	$885
Total unrecognized stock-based compensation expense related to unvested awards was $2.7 million at September 30, 2018, which will be recognized over a weighted-average period of 1.9 years. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,600 unrestricted common shares, which resulted in an additional $128,000 of stock-based compensation expense being recognized. On February 14, 2018, an aggregate of 11,112 unrestricted common shares were granted as a one-time special award to all full-time and part-time employees who did not already participate in the 2006 Equity Plan, which resulted in an additional $388,000 of stock-based compensation expense being recognized in the first quarter of 2018.
Performance Unit Awards
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
Note 11 Revenue

As of January 1, 2018, Peoples adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), and all subsequent updates that modified ASC 606. Peoples elected to adopt this new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. As of January 1, 2018, Peoples recorded a cumulative-effect adjustment for uncompleted contracts, which resulted in a reduction to Retained earnings and an increase in Accrued expenses and other liabilities of $3.1 million, which is net of federal income taxes. The impact during the third quarter of 2018 was an increase in insurance income and a decrease in retained earnings of $101,000 as a result of applying ASC 606. During the first nine months of 2018, the impact of ASC 606 resulted in an increase in insurance income and a decrease in retained earnings of $146,000. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those respective periods.
Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur, once the uncertainty is resolved. Peoples contracts with customers are short-term in nature, and are recognized under the following revenue streams:
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
Fees related to third-party administration services performed are recognized over time, during the period in which services have been provided, and are recognized monthly in the month the services were performed.
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
The following table details Peoples' revenue from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,159	$9,541
Fees related to third-party administration services (a)	131	423
Performance-based commissions (b)	98	1,448
Trust and investment income (a)	3,110	9,410
Electronic banking income:
Interchange income (a)	2,464	7,248
Promotional and usage income (a)	426	1,212
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	691	2,012
Transactional-based fees (b)	1,961	5,148
Commercial loan swap fees (b)	355	617
Other non-interest income transactional-based fees (b)	228	772
Total	$12,623	$37,831

Timing of revenue recognition:
Services transferred over time	$9,981	$29,846
Services transferred at a point in time	2,642	7,985
Total	$12,623	$37,831
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. The following table details the change in Peoples' contract liabilities for the period ended September 30, 2018:

Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2018 (a)	$4,700
Additional deferred income	4,362
Recognition of income previously deferred	(4,508)
Balance, September 30, 2018	$4,554
(a) The amount of $3.1 million reported elsewhere throughout this Form 10-Q is the $4.7 million noted above, net of federal corporate income taxes.

The following table details the impact of the adoption of ASU 2014-09 to Peoples' Consolidated Statements of Income and Balance Sheets, compared to amounts that would have been recognized under previous guidance:

	At or For the Three Months Ended			At or For the Nine Months Ended
	September 30, 2018			September 30, 2018
(Dollars in thousands)	As Reported	Impact of ASC 606	Amounts Recognized Under Previous Guidance	As Reported	Impact of ASC 606	Amounts Recognized Under Previous Guidance
Non-interest income:
Insurance income	$3,388	$101	$3,287	$11,412	$146	$11,266
Liabilities:
Accrued expenses and other liabilities	49,747	2,940	46,807	49,747	2,940	46,807
Stockholders' equity:
Retained earnings	152,976	(2,940)	155,916	152,976	(2,940)	155,916
Note 12 Acquisitions

On October 29, 2018, Peoples entered into an Agreement and Plan of Merger (The "First Prestonsburg Merger Agreement") with First Prestonsburg Bancshares Inc. ("First Prestonsburg"), that calls for First Prestonsburg to merge into Peoples (the "Merger"). First Prestonsburg is the parent company of First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates eight full service branches located in eastern Kentucky, with an additional branch to open by the end of 2018. First Commonwealth will merge into Peoples Bank following the merger of First Prestonsburg into Peoples. The merger transactions are expected to close during the second quarter of 2019, subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals and the approval of the shareholders of First Prestonsburg. As of September 30, 2018, First Prestonsburg had, on a consolidated basis, approximately $310 million in total assets, which included approximately $139 million in total loans, and approximately $244 million in total deposits. Under the terms of the First Prestonsburg Merger Agreement, shareholders of First Prestonsburg will receive 12.512 Peoples' common shares for each share of First Prestonsburg common stock. In addition, immediately prior to the closing of the Merger, First Prestonsburg will pay a special aggregate cash distribution of $11.275 million to its shareholders based upon the twenty day volume-weighted average closing price of Peoples' common stock through October 26, 2018. The stock consideration plus the special dividend have a combined transaction value of $45.4 million to the holders of First Prestonsburg's common stock.
On April 13, 2018, Peoples completed its acquisition of ASB for total consideration of $41.5 million, which reflected the conversion of each of the 1,979,034 outstanding ASB common shares into $20.00 in cash or 0.592 in Peoples' common shares. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service branches in southern Ohio and northern Kentucky, merged into Peoples Bank. Per the applicable accounting guidance for business combinations, the acquisition date fair values of the assets purchased, liabilities assumed and related identifiable intangible assets are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The following table provides the preliminary purchase price calculation as of the date of acquisition for the ASB acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)	ASB
Purchase Price
Common shares electing cash consideration	31,763
Cash purchase price per share	$20.00
Cash consideration	$635
Common shares electing stock consideration	1,947,271
Number of common shares of Peoples issued for each common share of acquired company	0.592
Price per Peoples common share, based on closing date	$35.48
Common share consideration	$40,898
Cash in lieu of fractional common shares of Peoples	$2
Total consideration	$41,535

Net Assets at Fair Value
Assets
Total cash and cash equivalents	$5,332
Available-for-sale investment securities	18,155
Held-to-maturity investment securities	649
Other investment securities	1,596
Total investment securities	20,400
Loans, net of deferred fees and costs	236,628
Loans held for sale	2,539
Net loans	239,167
Bank premises and equipment, net of accumulated depreciation	3,320
Bank owned life insurance	4,803
Other intangible assets	2,639
Other assets	3,481
Total assets	$279,142
Liabilities
Deposits:
Non-interest-bearing	$29,487
Interest-bearing	169,142
Total deposits	198,629
Short-term borrowings	54,824
Accrued expenses and other liabilities	2,716
Total liabilities	$256,169
Net assets	$22,973
Goodwill	$18,562
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2018, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. After considering the additional information, the estimated fair value of loans decreased $481,000; bank premises and equipment, net of accumulated depreciation, increased $355,000; other assets increased $34,000; and accrued expenses and other liabilities increased $158,000, in each case from balances reported as of June 30, 2018. These revised fair value estimates resulted in a net increase to goodwill of $250,000 from $18.3 million reported as of June 30, 2018, to $18.6 million which was recognized in the September 30, 2018 Consolidated Balance Sheet.

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the preliminary fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	ASB
Nonimpaired Loans
Contractual cash flows	$342,087
Nonaccretable difference	59,967
Expected cash flows	282,120
Accretable yield	54,029
Fair value	$228,091
Credit Impaired Loans
Contractual cash flows	$19,031
Nonaccretable difference	5,908
Expected cash flows	13,123
Accretable yield	2,047
Fair value	$11,076
Peoples recorded non-interest expense related to acquisitions of $675,000 and $6.9 million for the three and nine months ended September 30, 2018, respectively. Total non-interest income declined due to losses of $203,000 associated with the ASB acquisition. Salaries and employee benefit costs contained $466,000 and $2.4 million, for the three and nine months ended September 30, 2018, respectively, related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion. Professional fees contained $31,000 and $742,000 for the three and nine months ended September 30, 2018, respectively. Data processing expenses contained none and $59,000 for the three and nine months ended September 30, 2018. Marketing expense included $16,000 and $107,000 for the three and nine months ended September 30, 2018, respectively, and other non-interest expense contained $162,000 and $3.6 million for the three and nine months ended September 30, 2018, respectively.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Per Common Share Data (a)
Earnings per common share – basic	$0.65	$0.60	$1.70	$1.62
Earnings per common share – diluted	0.65	0.60	1.69	1.61
Cash dividends declared per common share	0.28	0.22	0.82	0.62
Book value per common share (b)	25.79	25.02	25.79	25.02
Tangible book value per common share (b)(c)	$17.44	$17.15	$17.44	$17.15
Weighted-average number of common shares outstanding – basic	19,325,457	18,056,202	18,875,290	18,043,692
Weighted-average number of common shares outstanding – diluted	19,466,865	18,213,533	19,004,087	18,199,959
Common shares outstanding at end of period	19,550,014	18,281,194	19,550,014	18,281,194
Closing stock price at end of period	$35.03	$33.59	$35.03	$33.59
Significant Ratios (a)
Return on average stockholders' equity (d)	10.06%	9.47%	8.97%	8.80%
Return on average tangible stockholders' equity (d)(e)	15.73%	14.58%	14.09%	13.77%
Return on average assets (d)	1.26%	1.22%	1.13%	1.13%
Average stockholders' equity to average assets	12.55%	12.88%	12.58%	12.81%
Average loans to average deposits	90.47%	86.69%	89.11%	86.09%
Net interest margin (d)(f)	3.68%	3.67%	3.69%	3.61%
Efficiency ratio (g)	62.58%	60.74%	66.48%	62.24%
Pre-provision net revenue to total average assets (d)(h)	1.67%	1.71%	1.52%	1.65%
Dividend payout ratio	43.00%	36.90%	48.55%	38.34%
Total investment securities as percentage of total assets (b)	21.84%	24.70%	21.84%	24.70%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (b)(i)	0.67%	0.85%	0.67%	0.85%
Nonperforming assets as a percent of total assets (b)(i)	0.46%	0.56%	0.46%	0.56%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (b)(i)	0.67%	0.86%	0.67%	0.86%
Criticized loans as a percent of total loans (b)(j)	4.38%	4.15%	4.38%	4.15%
Classified loans as a percent of total loans (b)(k)	1.81%	1.77%	1.81%	1.77%
Allowance for loan losses as a percent of total loans (b)	0.73%	0.82%	0.73%	0.82%
Allowance for loan losses as a percent of nonperforming loans (b)(i)	109.71%	96.11%	109.71%	96.11%
Provision for loan losses as a percent of average total loans	0.19%	0.19%	0.23%	0.16%
Net charge-offs as a percentage of average total loans (d)	0.10%	0.16%	0.18%	0.12%
Capital Information (b)
Common equity tier 1 capital ratio (l)	13.31%	13.31%	13.31%	13.31%
Tier 1 risk-based capital ratio	13.58%	13.60%	13.58%	13.60%
Total risk-based capital ratio (tier 1 and tier 2)	14.30%	14.49%	14.30%	14.49%
Leverage ratio	9.71%	9.81%	9.71%	9.81%
Common equity tier 1 capital	$368,195	$326,966	$368,195	$326,966
Tier 1 capital	375,433	334,027	375,433	334,027
Total capital (tier 1 and tier 2)	395,313	355,951	395,313	355,951
Total risk-weighted assets	$2,765,328	$2,456,797	$2,765,328	$2,456,797
Tangible equity to tangible assets (c)	8.88%	9.20%	8.88%	9.20%

(a)	Reflects the impact of the acquisition of ASB beginning April 13, 2018.

(b)	Data presented as of the end of the period indicated.

(c)
These amounts represent non-GAAP financial measures since they exclude goodwill and other intangible assets.  Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”

(d)	Ratios are presented on an annualized basis.

(e)
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

(f)	Information presented on a fully tax-equivalent basis.

(g)
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

(h)
These amounts represent non-GAAP financial measures since they exclude the provision for (recovery of) loan losses and all gains and losses included in earnings.  Additional information regarding the calculation of these non-GAAP financial measures can be found under the caption “Pre-Provision Net Revenue.”

(i)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(j)	Includes loans categorized as special mention, substandard and doubtful.

(k)	Includes loans categorized as substandard and doubtful.

(l)	Peoples' capital conservation buffer was 6.30% at September 30, 2018 and 6.49% at September 30, 2017, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019.
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

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the recently completed acquisition of ASB and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate future acquisitions, including the pending merger with First Prestonsburg, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)
competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

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

(6)	the effects of easing restrictions on participants in the financial services industry;

(7)	uncertainties in Peoples' preliminary review of, and additional analysis of, the impact of the Tax Cuts and Jobs Act;

(8)
local, regional, national and international economic conditions (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(9)	the existence or exacerbation of general geopolitical instability and uncertainty;

(10)	changes in policy, other regulatory and legal developments, including the Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes;

(11)	Peoples may issue equity investment securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(12)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(13)
adverse changes in economic conditions and/or activities, including, but not limited to, potential or imposed tariffs, continued economic uncertainty in the U.S., the European Union (including the uncertainty surrounding the actions to be taken to implement the referendum by British voters to exit the European Union), Asia and other areas, which could decrease sales volumes, add volatility to the global stock markets and increase loan delinquencies and defaults;

(14)	slowing or reversal of the current U.S. economic expansion;

(15)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(16)	changes in accounting standards, policies, estimates or procedures which may adversely affect Peoples' reported financial condition or results of operations;

(17)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(18)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(19)	Peoples' ability to receive dividends from its subsidiaries;

(20)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(21)	the impact of minimum capital thresholds established as a part of the implementation of Basel III;

(22)
the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(23)
the costs and effects of new federal and state laws, and other regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(24)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(25)	Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including its primary core banking system provider;

(26)	Peoples' ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(27)
operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;

(28)
changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(29)
the adequacy of Peoples' risk management program in the event of changes in market, economic, operational, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;

(30)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

(31)
significant changes in the tax laws, which may adversely affect the fair values of deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio;

(32)	Peoples' continued ability to grow deposits; and

(33)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q.

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
Peoples offers diversified financial products and services through 82 locations, including 72 full-service bank branches, and 78 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia and northeastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2018, which were unchanged from the policies disclosed in Peoples’ 2017 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On October 29, 2018, Peoples entered into a merger agreement with First Prestonsburg Bancshares Inc. ("First Prestonsburg"), which calls for First Prestonsburg to merge into Peoples. First Prestonsburg is the parent company of The First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates eight full service branches located in eastern Kentucky, with an additional branch to open by the end of this year. Following the merger of First Prestonsburg into Peoples, First Commonwealth will merge into Peoples Bank. This transaction is expected to close during the second quarter of 2019, subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals and the approval of the shareholders of First Prestonsburg. Refer to Note 12 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
On July 31, 2018, Peoples entered into five $10.0 million interest rate swaps, which will mature between 2021 and 2028, with interest rates ranging from 2.94% to 3.03%. Additionally, the three interest rate swaps acquired with the ASB acquisition matured in July of 2018. For additional information regarding Peoples' interest rate swaps, refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

◦
In 2018, Peoples contributed $3.2 million to Peoples' defined benefit pension plan. This contribution was reported in the 2017 federal income tax return. In accordance with the Tax Cuts and Jobs Act, Peoples recognized the contribution as a deduction for tax purposes at the 35% statutory federal corporate income tax rate for 2017.

◦
In the third quarter of 2018, Peoples incurred $674,000 of acquisition-related costs, which include gains and losses, compared to $6.3 million in the second quarter of 2018, $149,000 in the first quarter of 2018 and none in the third quarter of 2017. For the nine months ended September 30, 2018, Peoples incurred $6.9 million of acquisition-related costs compared to none for the same period in 2017. The acquisition-related costs incurred in 2018 were primarily related to fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired.

◦
At the close of business on April 13, 2018, Peoples completed the acquisition of ASB Financial Corp. ("ASB"). ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and northern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total consideration of $41.5 million. The acquisition added $239.2 million of net loans and $198.6 million of total deposits at the acquisition date, after preliminary acquisition accounting adjustments. Refer to Note 12 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
In the second quarter of 2018, Peoples released a valuation allowance which reduced income tax expense by $0.8 million. The valuation allowance was related to a historical tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.

◦
During the second half of 2017, Peoples reduced its position in certain equity investment securities. This action was taken as a result of the high appreciation in the market value of these securities. The sales completed resulted in a net gain on investment securities of $1.9 million in the second half of 2017. On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities which also resulted in changes in the fair value of the equity investment securities being recorded in non-interest income.

◦
As of December 31, 2017, Peoples recorded a revaluation of its deferred tax assets and liabilities in light of the applicable provisions of the Tax Cuts and Jobs Act. Previously, Peoples had recognized its deferred tax assets and deferred tax liabilities at a federal corporate income tax rate of 35%, and the new law required the use of a 21% federal corporate income tax rate. As a result, Peoples wrote down its net deferred tax assets by $0.9 million in the fourth quarter of 2017, which had a direct impact on income tax expense recorded during that period. Beginning on January 1, 2018, in accordance with the Tax Cuts and Jobs Act, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate, which has resulted in lower income tax expense for 2018, compared to the 35% statutory federal corporate income tax rate for 2017.

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

◦
The Federal Reserve Board began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased seven times from a range of 0.25% - 0.50% to its current range of 2.00% - 2.25%. Expectations are for one more rate hike in 2018 and three in 2019. The Federal Reserve Board has also begun to reduce the size of its $4.5 trillion balance sheet, which could result in higher interest rates as well. However, there has been no indication that the Federal Reserve Board would alter its current posture of tightening monetary policy at future meetings. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples Bank's operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income of $12.7 million for the third quarter of 2018, representing earnings per diluted share of $0.65, compared to $7.9 million, or $0.41 per diluted share, for the second quarter of 2018, and $10.9 million, or $0.60 per diluted share, for the third quarter of 2017. During the third quarter of 2018, earnings per diluted share were negatively impacted by $0.03 per share for acquisition-related costs, which include gains and losses, and $0.01 per share for pension settlement charges, compared to the negative impact of $0.25 per share in acquisition-related costs, offset partially by the positive impact of $0.04 per share due to the release of a tax valuation allowance, in the second quarter of 2018. During the third quarter of 2017, earnings per diluted common share were positively impacted by $0.07 per share due to the recognized gain on investment securities of $1.9 million.
For the first nine months of 2018, net income was $32.4 million, or $1.69 per diluted share, compared to $29.5 million, or $1.61 per diluted share, for the same period in 2017. Earnings per diluted common share for the first nine months of 2018 were negatively impacted by $0.28 per share for acquisition-related costs and $0.01 per share for pension settlement charges. The increased earnings were primarily due to increases in net interest income, mortgage banking income, trust and investment income, electronic banking income, and other non-interest income. These increases were partially offset by increased salaries and employee benefit costs, professional fees and other fees related to acquisition-related expenses which were primarily related to fees associated with early termination of contracts, in 2018, compared to 2017.

Net interest income grew to $33.3 million for the third quarter of 2018, an increase of 2%, compared to $32.8 million for the second quarter of 2018, and 14% compared to $29.2 million for the third quarter of 2017. Net interest margin was 3.68% for the third quarter of 2018, a decrease from 3.74% for the second quarter of 2018, and an increase from 3.67% for the third quarter of 2017. The increase in net interest income compared to both the linked quarter and the third quarter of 2017 was largely due to loan growth and the recent ASB acquisition, which were tempered by lower income on investment securities, higher deposit costs and increased borrowing costs. In addition, during the third quarter of 2017, net interest income was impacted by proceeds of $611,000, received on an investment security for which an other-than-temporary-impairment had previously been recorded.
Net interest margin experienced a decline for the third quarter of 2018, compared to the linked quarter, due to increases in both deposit costs and borrowings costs, while loan yields only rose slightly given the relatively flat LIBOR rates in the third quarter of 2018. Although deposit rates remain relatively low, competition for deposits is increasing, resulting in higher deposit rates being offered to clients. The second quarter of 2018, and the third quarter of 2017, included proceeds received on a security for which an other-than-temporary-impairment had previously been recorded, which added 3 basis points and 8 basis points, respectively, to net interest margin for those periods.
Compared to the third quarter of 2017, net interest margin has increased primarily due to higher loan yields, which have been partially offset by higher deposit costs and increased borrowing costs.
Compared to the first nine months of 2017, net interest income grew $11.2 million, or 13%, while net interest margin increased 8 basis points. Net interest income for 2018 benefited from the acquisition of ASB, coupled with organic loan growth. Net interest margin for the first nine months of 2018 was 3.69%, compared to 3.61% for the same period in 2017. Loan yields have benefited from higher LIBOR rates since the end of 2017, while deposit costs were relatively controlled, which caused the improvement compared to 2017. During 2017, the net interest margin improved due to proceeds of $0.8 million that were received on an investment security for which an other-than-temporary-impairment had previously been recorded, which added 10 basis points to net interest margin. During 2018, the net interest margin improved due to proceeds of $0.6 million, that were received on an investment security for which an other-than-temporary-impairment had previously been recorded, which added 2 basis points to net interest margin.
For the third quarter of 2018, accretion income from acquisitions, net of amortization expense, was $612,000, compared to $523,000 for the second quarter of 2018 and $816,000 for the third quarter of 2017, which added 7 basis points, 6 basis points, and 10 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from the ASB acquisition was $238,000 for the third quarter of 2018, and exceeded the amortization of the fair value adjustment to time deposits of $218,000. The preliminary accounting for the fair value adjustments for the ASB acquisition may be refined for up to one year after the acquisition, which could result in changes to accretion income and amortization expense in future periods.
For the first nine months of 2018, accretion income, net of amortization expense, was $1.7 million, compared to $2.4 million during the same period in 2017. The accretion income, net of amortization expense added 7 basis points to net interest margin during the first nine months of 2018, compared to 10 basis points in 2017.
During the third quarter of 2018, provision for loan losses was $1.3 million, compared to $1.2 million for the second quarter of 2018 and $1.1 million for the third quarter of 2017. Provision for loan losses during the first nine months of 2018 was $4.5 million compared to $2.7 million for the same period in 2017. Organic loan growth has driven the higher provision for loan losses during 2018, while asset quality metrics were stable.
For the third quarter of 2018, total non-interest income increased $1.1 million, or 8%, compared to the second quarter of 2018 and decreased $93,000, or 1%, from the third quarter of 2017. The increase in total non-interest income from the second quarter of 2018 was largely due to increased deposit account service charges coupled with higher commercial loan swap fees and mortgage banking income. The decrease in total non-interest income from the third quarter of 2017 was due primarily to net gains on investment securities recognized in 2017 as a result of the sale of bank equity investment securities. The decrease in net gains on investment securities were partially offset by higher mortgage banking income related to the mortgage origination operations acquired in the ASB transaction, coupled with increases in trust and investment income, and electronic banking income.
For the first nine months of 2018, total non-interest income grew $743,000, or 2%, compared to 2017. The increase was led by higher income from mortgage banking, trust and investment, electronic banking and insurance. In addition, other non-interest income grew during the first nine months of 2018, as a result of higher gains on sale of Small Business Administration ("SBA") loans, coupled with the change in fair value of equity investment securities during 2018. The majority of these investment securities were liquidated during 2018, and the fair value change in future periods should be minimal. Additionally, year-over-year, mortgage banking income increased as the mortgage origination operations acquired from ASB, provided additional income.
Total non-interest expense decreased $5.1 million, or 14%, in the third quarter of 2018 compared to the second quarter of 2018 and grew $4.3 million, or 16%, compared to the third quarter of 2017. The decrease compared to the linked quarter was primarily due to the $5.4 million reduction in acquisition-related expenses. Excluding acquisition-related expenses, total non-interest expense was relatively flat compared to the linked quarter. The growth in non-interest expense compared to the third quarter of 2017 was led by higher salaries and employee benefit costs, mainly due to the ASB acquisition, coupled with $176,000 of pension settlement charges, as well as acquisition-related expenses of $675,000 and the ongoing increased operating costs resulting from running the ASB franchise.
During the first nine months of 2018, total non-interest expense increased 18% compared to 2017. This increase was driven by $6.9 million of acquisition-related expenses during 2018, compared to none in 2017, coupled with growth in salaries and employee benefit costs and other ongoing increased operating costs resulting from the ASB acquisition.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the third quarter of 2018 was 62.6%, compared to 75.0% for the second quarter of 2018 and 60.7% for the third quarter of 2017. The efficiency ratio, when adjusted for non-core expenses, was 60.8% for the third quarter of 2018, compared to 62.0% for the second quarter of 2018 and 60.7% for the third quarter of 2017. The decline in the efficiency ratio compared to the linked quarter was primarily due to the acquisition-related expenses recognized during the second quarter of 2018, while the increase compared to the third quarter of 2017 was mostly due to higher total non-interest expense. During the first nine months of 2018, the efficiency ratio was 66.5%, compared to 62.2% for the same period in 2017. The efficiency ratio for the first nine months of 2018, when adjusted for non-core expenses in the form of acquisition-related expenses and pension settlement charges, was 61.4% and was 62.2% for the first nine months of 2017.
During the third quarter of 2018, income tax expense was $2.8 million, compared to $1.0 million for the linked quarter and $5.1 million for the third quarter of 2017. The increase in income tax expense compared to the linked quarter was due to higher pre-tax income as a result of reduced acquisition-related expenses, coupled with a release of a valuation allowance during the second quarter of 2018 of $0.8 million. This valuation allowance was related to a historical tax credit that Peoples invested in during 2015. The decline in income tax expense compared to the third quarter of 2017 was directly related to the reduction in the federal corporate income tax rate from 35% to 21% due to the Tax Cuts and Jobs Act.
For the first nine months of 2018, income tax expense totaled $6.2 million compared to $13.4 million in 2017. The reduction in income tax expense compared to 2017 was largely a result of the Tax Cuts and Jobs Act enacted in December 2017, coupled with the release of the valuation allowance of $0.8 million during the second quarter of 2018.
At September 30, 2018, total assets were $4.00 billion, compared to $3.58 billion at December 31, 2017. The 12% increase compared to December 31, 2017 was primarily due to the ASB acquisition, which added $279.1 million of assets, after preliminary fair value adjustments, coupled with organic loan growth. Excluding the impact of the ASB acquisition, period-end loan balances, net of deferred fees and costs, grew $133.9 million, or 8% annualized. Commercial loan balances increased $73.0 million, mostly driven by higher commercial and industrial loans, while consumer loans grew $60.9 million, with consumer indirect lending providing most of the increase.
Total liabilities were $3.50 billion at September 30, 2018, up $375.7 million, or 12%, since December 31, 2017. The increase in liabilities during the first nine months of 2018 was primarily due to an increase in deposits of $310.8 million, while borrowings increased $54.4 million. The growth in deposits compared to December 31, 2017 was mostly due to acquired ASB deposit balances.
At September 30, 2018, total stockholders' equity was $504.3 million, an increase of $45.7 million, compared to December 31, 2017. The increase in total stockholders' equity was mostly due to the $40.9 million of common shares issued in connection with the ASB acquisition. In addition, net income earned for the first nine months of 2018 exceeded dividends, but was offset partially by an increase in accumulated other comprehensive loss.

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

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$23,057	$86	1.48%	$10,815	$54	2.00%	$12,812	$42	1.30%
Investment securities (a)(b):
Taxable	787,081	5,615	2.85%	793,497	5,868	2.96%	780,667	5,661	2.90%
Nontaxable	93,958	777	3.31%	96,991	804	3.32%	105,077	1,078	4.10%
Total investment securities	881,039	6,392	2.90%	890,488	6,672	3.00%	885,744	6,739	3.04%
Loans (b)(c):
Commercial real estate, construction	123,939	1,573	4.97%	118,206	1,438	4.81%	118,208	1,337	4.43%
Commercial real estate, other	852,675	10,934	5.02%	840,677	10,434	4.91%	750,260	8,890	4.64%
Commercial and industrial	526,316	6,844	5.09%	503,364	6,216	4.89%	438,524	5,196	4.64%
Residential real estate (d)	614,914	7,010	4.56%	600,799	6,749	4.49%	507,906	5,468	4.31%
Home equity lines of credit	135,626	1,860	5.44%	131,970	1,701	5.17%	110,741	1,291	4.63%
Consumer, indirect	387,559	3,872	3.96%	359,941	3,498	3.90%	322,072	2,955	3.64%
Consumer, direct	76,171	1,281	6.67%	72,820	1,230	6.77%	70,204	1,270	7.18%
Total loans	2,717,200	33,374	4.84%	2,627,777	31,266	4.73%	2,317,915	26,407	4.49%
Less: Allowance for loan losses	(19,584)			(19,071)			(18,869)
Net loans	2,697,616	33,374	4.88%	2,608,706	31,266	4.77%	2,299,046	26,407	4.53%
Total earning assets	3,601,712	39,852	4.37%	3,510,009	37,992	4.31%	3,197,602	33,188	4.10%
Intangible assets	163,615			161,600			144,267
Other assets	232,927			226,348			199,351
Total assets	$3,998,254			$3,897,957			$3,541,220
Deposits:
Savings accounts	$476,127	$84	0.07%	$477,167	$69	0.06%	$443,599	$65	0.06%
Governmental deposit accounts	328,806	507	0.61%	312,999	273	0.35%	309,623	200	0.26%
Interest-bearing demand accounts	551,291	157	0.11%	581,600	202	0.14%	320,788	133	0.16%
Money market accounts	395,477	365	0.37%	393,580	323	0.33%	389,292	253	0.26%
Retail certificates of deposit	402,379	1,372	1.35%	395,304	1,242	1.26%	348,047	760	0.87%
Brokered certificates of deposit	256,780	1,533	2.37%	187,387	992	2.13%	106,448	454	1.69%
Total interest-bearing deposits	2,410,860	4,018	0.66%	2,348,037	3,101	0.53%	1,917,797	1,865	0.39%
Borrowed funds:
Short-term FHLB advances	258,742	1,475	2.26%	225,635	966	1.72%	96,760	336	1.38%
Retail repurchase agreements	74,174	142	0.77%	85,188	209	0.98%	77,706	33	0.17%
Total short-term borrowings	332,916	1,617	1.93%	310,823	1,175	1.52%	174,466	369	0.84%
Long-term FHLB advances	104,026	537	2.05%	114,287	559	1.96%	153,070	788	2.04%
Wholesale repurchase agreements	—	—	—%	—	—	—%	40,000	371	3.71%
Other borrowings	7,217	135	7.48%	7,766	126	6.49%	7,003	115	6.57%
Total long-term borrowings	111,243	672	2.40%	122,053	685	2.25%	200,073	1,274	2.53%
Total borrowed funds	444,159	2,289	2.05%	432,876	1,860	1.72%	374,539	1,643	1.74%
Total interest-bearing liabilities	2,855,019	6,307	0.88%	2,780,913	4,961	0.71%	2,292,336	3,508	0.61%
Non-interest-bearing deposits	592,709			585,800			756,098
Other liabilities	48,741			41,368			36,588
Total liabilities	3,496,469			3,408,081			3,085,022
Total stockholders’ equity	501,785			489,876			456,198
Total liabilities and stockholders’ equity	$3,998,254			$3,897,957			$3,541,220
Interest rate spread (b)		$33,545	3.49%		$33,031	3.60%		$29,680	3.49%
Net interest margin (b)			3.68%			3.74%			3.67%

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$15,379	$192	1.67%	$10,854	$83	1.02%
Investment securities (a)(b):
Taxable	785,454	17,169	2.91%	766,116	15,416	2.68%
Nontaxable	96,016	2,395	3.33%	109,921	3,473	4.21%
Total investment securities	881,470	19,564	2.96%	876,037	18,889	2.87%
Loans (b)(c):
Commercial real estate, construction	120,264	4,344	4.76%	106,637	3,488	4.31%
Commercial real estate, other	819,797	30,492	4.90%	740,263	26,205	4.67%
Commercial and industrial	503,328	18,631	4.88%	434,976	14,599	4.43%
Residential real estate (d)	569,593	19,068	4.46%	519,989	16,801	4.31%
Home equity lines of credit	125,505	4,832	5.15%	111,012	3,683	4.44%
Consumer, indirect	363,705	10,500	3.86%	295,461	7,758	3.51%
Consumer, other	72,499	3,673	6.77%	69,914	3,718	7.11%
Total loans	2,574,691	91,540	4.70%	2,278,252	76,252	4.46%
Less: Allowance for loan losses	(19,116)			(18,671)
Net loans	2,555,575	91,540	4.75%	2,259,581	76,252	4.47%
Total earning assets	3,452,424	111,296	4.28%	3,146,472	95,224	4.02%
Intangible assets	156,540			144,950
Other assets	223,590			201,350
Total assets	$3,832,554			$3,492,772
Deposits:
Savings accounts	$468,810	$217	0.06%	$442,559	$184	0.06%
Governmental deposit accounts	311,223	997	0.43%	298,321	499	0.22%
Interest-bearing demand accounts	566,656	580	0.14%	300,911	310	0.14%
Money market accounts	385,768	914	0.32%	393,944	637	0.22%
Retail certificates of deposit	378,871	3,379	1.19%	363,747	2,233	0.82%
Brokered certificates of deposit	200,637	3,245	2.16%	85,576	1,218	1.90%
Total interest-bearing deposits	2,311,965	9,332	0.54%	1,885,058	5,081	0.36%
Borrowed funds:
Short-term FHLB advances	209,980	3,104	1.98%	104,703	757	0.97%
Retail repurchase agreements	87,076	656	1.00%	74,940	96	0.17%
Total short-term borrowings	297,056	3,760	1.69%	179,643	853	0.64%
Long-term FHLB advances	112,381	1,660	1.97%	136,570	2,140	2.10%
Wholesale repurchase agreements	—	—	—%	40,000	1,100	3.67%
Other borrowings	7,364	383	6.93%	6,951	324	6.21%
Total long-term borrowings	119,745	2,043	2.28%	183,521	3,564	2.59%
Total borrowed funds	416,801	5,803	1.86%	363,164	4,417	1.62%
Total interest-bearing liabilities	2,728,766	15,135	0.74%	2,248,222	9,498	0.56%
Non-interest-bearing deposits	577,461			761,308
Other liabilities	44,189			35,650
Total liabilities	3,350,416			3,045,180
Total stockholders’ equity	482,138			447,592
Total liabilities and stockholders’ equity	$3,832,554			$3,492,772
Interest rate spread (b)		$96,161	3.54%		$85,726	3.46%
Net interest margin (b)			3.69%			3.61%

(a)	Average balances are based on carrying value.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the 2018 reported periods and a 35% federal corporate income tax rate for the 2017 reported periods.

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

The following table provides an analysis of the changes in fully tax-equivalent ("FTE") net interest income:

							Nine Months Ended
							September 30, 2018
	Three Months Ended September 30, 2018 Compared to						Compared to
(Dollars in thousands)	June 30, 2018			September 30, 2017			September 30, 2017
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(71)	$103	$32	$5	$39	$44	$64	$45	$109
Investment Securities (b):
Taxable	(230)	(23)	(253)	(282)	236	(46)	1,660	93	1,753
Nontaxable	(2)	(25)	(27)	(195)	(106)	(301)	(59)	(1,019)	(1,078)
Total investment income	(232)	(48)	(280)	(477)	130	(347)	1,601	(926)	675
Loans (b):
Commercial real estate, construction	54	81	135	169	67	236	385	471	856
Commercial real estate, other	303	197	500	768	1,276	2,044	1,374	2,913	4,287
Commercial and industrial	298	330	628	540	1,108	1,648	1,596	2,436	4,032
Residential real estate	101	160	261	337	1,205	1,542	623	1,644	2,267
Home equity lines of credit	103	56	159	250	319	569	633	516	1,149
Consumer, indirect	68	306	374	279	638	917	825	1,917	2,742
Consumer, direct	(103)	154	51	(410)	421	11	(40)	(5)	(45)
Total loan income	824	1,284	2,108	1,933	5,034	6,967	5,396	9,892	15,288
Total interest income	521	1,339	1,860	1,461	5,203	6,664	7,061	9,011	16,072
INTEREST EXPENSE:
Deposits:
Savings accounts	16	(1)	15	14	5	19	21	12	33
Governmental deposit accounts	219	15	234	294	13	307	475	23	498
Interest-bearing demand accounts	(35)	(10)	(45)	(223)	247	24	(4)	274	270
Money market accounts	40	2	42	108	4	112	299	(22)	277
Brokered certificates of deposit	127	414	541	238	841	1,079	187	1,840	2,027
Retail certificates of deposit	106	24	130	479	133	612	1,050	96	1,146
Total deposit cost	473	444	917	910	1,243	2,153	2,028	2,223	4,251
Borrowed funds:
Short-term borrowings	308	134	442	434	814	1,248	635	2,272	2,907
Long-term borrowings	184	(197)	(13)	126	(728)	(602)	(614)	(907)	(1,521)
Total borrowed funds cost	492	(63)	429	560	86	646	21	1,365	1,386
Total interest expense	965	381	1,346	1,470	1,329	2,799	2,049	3,588	5,637
Net interest income	$(444)	$958	$514	$(9)	$3,874	$3,865	$5,012	$5,423	$10,435

(a)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% federal corporate income tax rate for the 2018 periods and a 35% federal corporate income tax rate for the 2017 periods.

Average quarterly gross loan balances increased $89.4 million, or 3%, compared to the linked quarter of 2018, which included the partial impact to average balances from the ASB acquisition on April 13, 2018. The average quarterly gross loan balances increased $399.3 million, or 17%, including acquired loans from the ASB acquisition, compared to the third quarter of 2017. For the nine months ended September 30, 2018, average gross loan balances, including acquired loans from the ASB acquisition, increased $244.2 million, or 11%, compared to the same period in the prior year. Commercial lending, including both commercial real estate and commercial and industrial loans, as well as indirect consumer lending, were among the largest contributors to the comparative growth. Compared to the second quarter of 2018, average balances in commercial real estate loans increased $40.7 million, or 3%. Compared to the third quarter of 2017, average balances in commercial real estate loans increased $195.9 million, or 15%, while average balances in consumer indirect loans increased $65.5 million, or 20%. Compared to the first nine months of 2017, average commercial real estate loan balances grew $93.2 million, or 11%, and average commercial and industrial loan balances grew $68.4 million, or 16%, while average consumer indirect loan balances grew $69.6 million, or 23%.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Net interest income, as reported	$33,324	$32,808	$29,220	$95,491	$84,255
Taxable equivalent adjustments	221	223	460	670	1,471
Fully tax-equivalent net interest income	$33,545	$33,031	$29,680	$96,161	$85,726
Loan growth, and the previous increases in interest rates, positively impacted net interest income and the net interest margin for the nine months of 2018 compared to the nine months of 2017. The ASB acquisition also impacted net interest income and net interest margin during the third and second quarter of 2018 and the nine months ended September 30, 2018. The decline in the taxable equivalent adjustments in the nine months ended September 30, 2018 was a result of the change in the federal corporate income tax rate, which was 21% for the periods reported in 2018 compared to 35% for the periods reported in 2017. The accretion income from acquisitions, net of amortization expense, was $612,000 for the third quarter of 2018, compared to $523,000 for the second quarter of 2018, and $816,000 for the third quarter of 2017, which added 7 basis points, 6 basis points, and 10 basis points, respectively, to net interest margin. On a year-to-date basis, the accretion income, net of amortization expense, from acquisitions added 7 basis points to net interest margin for the first nine months of 2018 compared to 10 basis points for the first nine months of 2017.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Loan losses	$1,035	$1,000	$900	$3,877	$2,150
Checking account overdrafts	267	188	186	596	507
Provision for loan losses	$1,302	$1,188	$1,086	$4,473	$2,657
As a percentage of average total loans (a)	0.19%	0.18%	0.19%	0.23%	0.16%
(a) Presented on an annualized basis.

The provision for loan losses recorded represents the amount needed to maintain the adequacy of the allowance for loan losses based on management’s quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions. Provision for loan losses continued to increase from previous quarters due to continued loan growth, while asset quality metrics were stable. The increase in the first nine months of 2018 was due primarily to one acquired commercial loan relationship, coupled with charge-offs related to indirect lending and continued loan growth.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net Gain (Loss) on Asset Disposals and Other Transactions
The following table details the net gain (loss) on asset disposals and other transactions recognized by Peoples:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Net gain (loss) on other assets	$12	$(330)	$(38)	$(239)	$92
Net gain (loss) on other real estate owned ("OREO")	—	14	13	9	(11)
Net loss on debt extinguishment	—	(13)	—	(13)	—
Net loss on other transactions	—	(76)	—	(76)	—
Net gain (loss) on asset disposals and other transactions	$12	$(405)	$(25)	$(319)	$81
During the second quarter of 2018, net loss on other assets was primarily due to the disposal of $192,000 in ASB fixed assets acquired coupled with $147,000 of market value write-downs related to closed offices that were held for sale. The net loss on other transactions for the second quarter of 2018 was due to the write down of a limited partnership investment. The net loss on other assets during the third quarter of 2017 was primarily due to the sale of a parking lot that was no longer being utilized. The year-to-date 2017 net gain on other assets was due to the sale of a previously closed branch.
Non-Interest Income
Insurance income comprised the largest portion of the third quarter 2018 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Property and casualty insurance commissions	$2,614	$2,597	$2,638	$7,856	$7,633
Life and health insurance commissions	545	596	433	1,685	1,310
Performance-based commissions	98	3	99	1,448	1,407
Credit life and A&H insurance commissions	5	4	2	14	27
Other fees and charges	126	169	173	409	484
Insurance income	$3,388	$3,369	$3,345	$11,412	$10,861
The increase in insurance income the first nine months of 2018, included the continued growth resulting from the acquisition of a third-party insurance administration company on January 31, 2017, and a property and casualty focused independent insurance agency on October 2, 2017. Revenue related to performance-based commissions is largely due to annual performance-based insurance commissions, which are primarily recognized in the first quarter of each year.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. Fiduciary revenue related to tax preparation income is largely recognized in the second quarter of each year.

The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Fiduciary	$1,626	$1,767	$1,548	$5,000	$4,764
Brokerage	999	989	882	2,951	2,575
Employee benefits	485	476	408	1,459	1,158
Trust and investment income	$3,110	$3,232	$2,838	$9,410	$8,497

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
(Dollars in thousands)
Trust assets under administration and management	$1,489,810	$1,454,009	$1,447,636	$1,452,959	$1,418,360
Brokerage assets under administration and management	914,172	881,839	882,018	887,303	862,530
Total assets under administration and management	$2,403,982	$2,335,848	$2,329,654	$2,340,262	$2,280,890
Quarterly average	$2,378,676	$2,331,529	$2,352,798	$2,314,015	$2,254,997
Deposit account service charges, which are based on the recovery of costs associated with services provided, comprised a significant portion of People's non-interest income. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Overdraft and non-sufficient funds fees	$1,800	$1,584	$1,765	$4,823	$5,021
Account maintenance fees	691	646	543	2,012	1,624
Other fees and charges	161	158	99	325	485
Deposit account service charges	$2,652	$2,388	$2,407	$7,160	$7,130
The slight decline in overdrafts and non-sufficient funds fees from 2017 was partially due to changes made to the calculation of fees to be more in line with industry practices. The increase in account maintenance fees in 2018, compared to the prior year periods, was largely due to implementation of new consumer checking products that occurred during the second half of 2017. The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Electronic banking income	$2,890	$2,785	$2,544	$8,460	$7,692
Mortgage banking income	1,060	969	535	2,380	1,389
Bank owned life insurance income	495	497	482	1,460	1,471
Commercial loan swap fees	355	146	76	617	995
Other non-interest income (a)	391	421	383	2,143	1,499
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a reduction of income of $16,000 during the three months ended September 30, 2018 and a gain in income of $208,000 for the nine months ended September 30, 2018.
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
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, servicing income for sold loans as well as servicing released premiums for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. In the second and third quarters of 2018, and the nine months ended September 30, 2018, the increase in mortgage banking income was largely attributable to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
In the third quarter of 2018, Peoples sold approximately $20.6 million in loans to the secondary market compared to $19.1 million in the linked quarter and $20.2 million in the third quarter of 2017. The volume of sales has a direct impact on the amount of mortgage banking income. During the third quarter of 2018, Peoples sold approximately $19.2 million in loans with servicing released premiums, compared to $13.6 million in loans with servicing released premiums for the second quarter of 2018.
Commercial loan swap fee income is largely dependent on the timing and volume of customer activity. Demand has decreased in the current year due largely to the current interest rate environment.
For the first nine months of 2018, other non-interest income was $2.1 million, compared to $1.5 million for the first nine months of 2017. The increase of $644,000, or 43%, was primarily due to $208,000 recorded in connection with the implementation of a new accounting standard, which changed how the fair value of equity investment securities was to be recognized beginning January 1, 2018, coupled with an increase of $179,000 in the gain on sale of SBA loans and other operating income which included recoveries of previously charged off acquired loans.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Base salaries and wages	$11,889	$12,656	$10,043	$34,917	$29,860
Sales-based and incentive compensation	3,125	3,003	2,653	8,364	7,630
Employee benefits	1,897	1,499	1,535	4,953	4,971
Payroll taxes and other employment costs	1,036	1,036	945	3,255	3,056
Stock-based compensation	564	410	359	2,046	1,370
Deferred personnel costs	(602)	(579)	(394)	(1,612)	(1,201)
Salaries and employee benefit costs	$17,909	$18,025	$15,141	$51,923	$45,686
Full-time equivalent employees:
Actual at end of period	849	862	778	849	778
Average during the period	860	844	778	832	778

The decrease in base salaries and wages for the third quarter of 2018 compared to the linked quarter was primarily due to acquisition-related expenses of $466,000 in the third quarter of 2018, compared to $1.9 million in the second quarter of 2018. The increase in base salaries and wages for the first nine months of 2018, compared to the first nine months of 2017 was partially due to acquisition-related expenses of $2.4 million recorded in 2018, compared to none in 2017.
The increase in sales-based and incentive compensation for both the third quarter of 2018 and first nine months of 2018, compared to the 2017 periods, was increased sales volume and overall corporate performance for 2018.
The increase in employee benefits for the third quarter of 2018 compared to the linked quarter was primarily due to higher medical insurance costs and a pension settlement charge of $176,000 recognized in the third quarter of 2018, compared to no pension settlement charges in the linked quarter.

The increase in stock-based compensation for the first nine months of 2018, compared to the first nine months of 2017 was due primarily to the grant in the first quarter of a one-time award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plan, which resulted in an expense of $388,000, coupled with restricted stock granted to new key position hires in 2018.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Depreciation	$1,237	$1,248	$1,206	$3,704	$3,649
Repairs and maintenance costs	697	659	577	2,203	1,930
Net rent expense	264	235	264	709	689
Property taxes, utilities and other costs	652	661	572	1,903	1,712
Net occupancy and equipment expense	$2,850	$2,803	$2,619	$8,519	$7,980
The increase in net occupancy and equipment for the first nine months of 2018 was due to the increased maintenance costs, property taxes, utilities and other costs coupled with to the addition of seven full-service bank branches and two loan production offices in the ASB acquisition and ongoing increased operating costs associated with the expanded footprint.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Electronic banking expense	$1,552	$1,448	$1,403	$4,409	$4,293
Data processing and software expense	1,408	1,359	1,092	4,089	3,330
Professional fees	1,395	3,022	1,393	6,135	4,532
Amortization of other intangible assets	862	861	869	2,477	2,603
Franchise tax expense	616	614	583	1,874	1,750
Marketing expense	456	656	488	1,437	1,122
FDIC insurance expense	391	416	449	1,173	1,339
Foreclosed real estate and other loan expenses	373	338	214	923	589
Communication expense	305	300	334	949	1,134
Other non-interest expense	2,713	6,129	1,973	11,113	6,211
Professional fees decreased $1.6 million, or 53%, from the second quarter of 2018, due to $652,000 of ASB acquisition-related expenses recognized in the second quarter of 2018, coupled with a decrease in consulting and legal fees. The increase of $1.6 million, or 35%, in professional fees for the first nine months ended September 2018, compared to the nine months ended September 30, 2017, was due to acquisition-related expenses coupled with increased consulting and legal fees.
Data processing and software expense increased $49,000, or 4%, from the linked quarter and $316,000, or 29%, from the third quarter of 2017 and $759,000, or 23%, for the first nine months of 2018, compared to the same period in 2017. The increase was driven by the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers.
Marketing expense decreased $200,000, or 30%, for the third quarter of 2018, from the linked quarter and increased $315,000, or 28%, for the first nine months of 2018, compared to the first nine months of 2017. For the second quarter and the first nine months of 2018, marketing expense increased in connection with the timing of the ASB acquisition and additional marketing campaigns in the new market areas.
Other non-interest expense decreased $3.5 million, or 56%, for the third quarter of 2018, compared to the linked quarter, which had included $3.4 million of acquisition-related expenses, primarily related to fees associated with early termination of contracts and de-conversion fees. For the first nine months of 2018, other non-interest expense increased $4.9 million, or 79%, which included $3.6 million of acquisition-related expenses, compared to no acquisition-related expenses in the first nine months of 2017.

Income Tax Expense
Income tax expense was $2.8 million for the third quarter of 2018, compared to $1.0 million for the linked quarter and $5.1 million for the third quarter of 2017. The increase in income tax expense compared to the linked quarter was due to higher pre-tax income, as a result of reduced acquisition-related expenses, coupled with the release of a valuation allowance during the second quarter of 2018 of $0.8 million. The decline in income tax expense compared to the third quarter of 2017 was directly related to the reduction in the federal corporate income tax rate from the Tax Cuts and Jobs Act enacted in December 2017.
For the first nine months of 2018, income tax expense totaled $6.2 million compared to $13.4 million in 2017 and the effective tax rate for the first nine months of 2018 was 16.1%, compared to 31.2% for the first nine months of 2017. The reduction in income tax expense compared to 2017 was largely a result of the Tax Cuts and Jobs Act, which lowered the federal corporate income tax rate from 35% to 21%, coupled with the release of the valuation allowance of $0.8 million during the second quarter of 2018.
Additional information regarding income taxes can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K.
Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income minus total non-interest expense while excluding the provision for loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Pre-provision net revenue:
Income before income taxes	$15,546	$8,904	$16,022	$38,574	$42,863
Add: provision for loan losses	1,302	1,188	1,086	4,473	2,657
Add: loss on debt extinguishment	—	13	—	13	—
Add: net loss on OREO	—	—	—	—	24
Add: net loss on investment securities	—	147	—	146	—
Add: net loss on other assets	—	330	—	239	—
Add: net loss on other transactions		76	38	76	41
Less: net gain on OREO	—	14	13	9	13
Less: net gain on investment securities	—	—	1,861	—	2,219
Less: net gain on other assets	12	—	—	—	133
Pre-provision net revenue	$16,836	$10,644	$15,272	$43,512	$43,220
Total average assets	$3,998,254	$3,897,957	$3,541,220	$3,832,554	$3,492,772
Pre-provision net revenue to total average assets (a)	1.67%	1.10%	1.71%	1.52%	1.65%
(a) Presented on an annualized basis.
The pre-provision net revenue increased in the third quarter of 2018 compared to the linked quarter due to higher income before income taxes. The linked quarter included $6.1 million of acquisition-related expenses compared to $675,000 in the third quarter of 2018. The decrease in pre-provision net revenue to total average assets for the first nine months of 2018, compared to the first nine months of 2017, was due primarily to average assets increasing partially due to the ASB acquisition which included $6.9 million of acquisition-related expenses.

Core Non-Interest Expense
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-GAAP since it excludes the impact of acquisition-related expenses and pension settlement charges.
The following table provides a reconciliation of this non-GAAP financial measure to the comparable GAAP amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Core non-interest expense:
Total non-interest expense	$30,829	$35,971	$26,558	$95,021	$80,569
Less: acquisition-related expenses	675	6,056	—	6,880	—
Less: pension settlement charges	176	—	—	176	—
Core non-interest expense	$29,978	$29,915	$26,558	$87,965	$80,569
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
The following table provides a reconciliation of this non-GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017

Efficiency ratio:
Total non-interest expense	$30,829	$35,971	$26,558	$95,021	$80,569
Less: Amortization of other intangible assets	862	861	869	2,477	2,603
Adjusted total non-interest expense	$29,967	$35,110	$25,689	$92,544	$77,966
Total non-interest income	14,353	13,255	14,446	42,577	41,834
Less: net (loss) gain on investment securities	—	(147)	1,861	(146)	2,219
Less: net gain (loss) on asset disposals and other transactions	12	(405)	(25)	(319)	81
Adjusted total non-interest income	$14,341	$13,807	$12,610	$43,042	$39,534
Net interest income	$33,324	$32,808	$29,220	$95,491	$84,255
Add: Fully tax-equivalent adjustment (a)	221	223	460	670	1,471
Net interest income on a fully tax-equivalent basis	$33,545	$33,031	$29,680	$96,161	$85,726
Adjusted revenue	$47,886	$46,838	$42,290	$139,203	$125,260
Efficiency ratio	62.58%	74.96%	60.74%	66.48%	62.24%
Core non-interest expense	$29,978	$29,915	$26,558	$87,965	$80,569
Less: Amortization of other intangible assets	862	861	869	2,477	2,603
Adjusted core non-interest expense	$29,116	$29,054	$25,689	$85,488	$77,966
Adjusted revenue	47,886	46,838	42,290	139,203	125,260
Efficiency ratio adjusted for non-core items	60.80%	62.03%	60.74%	61.41%	62.24%
(a) Used a 21% federal corporate income tax rate for 2018 periods and a 35% federal corporate income tax rate for the 2017 periods.
Peoples' efficiency ratio for the third quarter of 2018 was 62.6%, compared to 75.0% for the second quarter of 2018 and 60.7% for the third quarter of 2017. The efficiency ratio, when adjusted for non-core expenses, was 60.8% for the third quarter of 2018, compared to 62.0% for the second quarter of 2018 and 60.7% for the third quarter of 2017. The decline in the efficiency ratio compared to the linked quarter was primarily due to the acquisition-related expenses recognized during the second quarter of 2018, while the increase compared to the third quarter of 2017 was mostly due to higher total non-interest expense. For the first nine months of 2018, the efficiency ratio was 66.5%, compared to 62.2% for the same period in 2017. The efficiency ratio for the first nine months of 2018, when adjusted for non-core expenses, was 61.4% and was 62.2% for the first nine months of 2017. Management is targeting an efficiency ratio of 60% to 62% for the fourth quarter of 2018, after excluding acquisition-related expenses and other non-core expenses.
Return on Average Tangible Stockholders' Equity
The return on average tangible stockholders' equity ratio is a key financial measure used to monitor performance. The return on tangible stockholders' equity is calculated as net income (less after-tax impact of amortization of other intangible assets) divided by tangible stockholders' equity. The return on tangible stockholders' equity is calculated as net income (less the after-tax impact of amortization of other intangible assets) divided by tangible stockholders' equity. This measure is non-GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30,
(Dollars in thousands)				2018	2017
Annualized net income excluding amortization of other intangible assets:
Net income	$12,725	$7,892	$10,895	$32,358	$29,470
Add: amortization of other intangible assets	862	861	869	2,477	2,603
Less: tax effect of amortization of other intangible assets (a)	181	181	304	520	911
Net income excluding amortization of other intangible assets	$13,406	$8,572	$11,460	$34,315	$31,162
Days in the quarter	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$50,485	$31,655	$43,225	$43,263	$39,401
Annualized net income excluding amortization of other intangible assets	$53,187	$34,382	$45,466	$45,879	$41,663
Average tangible stockholders' equity:
Total average stockholders' equity	$501,785	$489,876	$456,198	$482,138	$447,592
Less: average goodwill and other intangible assets	163,615	161,600	144,267	156,540	144,950
Average tangible stockholders' equity	$338,170	$328,276	$311,931	$325,598	$302,642
Return on average stockholders' equity ratio:
Annualized net income	$50,485	$31,655	$43,225	$43,263	$39,401
Average stockholders' equity	$501,785	$489,876	$456,198	$482,138	$447,592
Return on average stockholders' equity	10.06%	6.46%	9.48%	8.97%	8.80%
Return on average tangible stockholders' equity ratio:
Annualized net income excluding amortization of other intangible assets	$53,187	$34,382	$45,466	$45,879	$41,663
Average tangible stockholders' equity	$338,170	$328,276	$311,931	$325,598	$302,642
Return on average tangible stockholders' equity	15.73%	10.47%	14.58%	14.09%	13.77%
(a) Used a 21% federal corporate income tax rate for 2018 periods and 35% for the 2017 periods.
The return on average stockholders' equity and average tangible stockholders' equity ratios increased in the third quarter of 2018 compared to both the linked quarter and the third quarter of 2017, reflecting increases in net income, which were partially offset by dividends declared and paid during each quarter.
The return on average stockholders' equity and average tangible stockholders' equity ratios were impacted in the second quarter of 2018 by the ASB acquisition which created increases in capital and decreased net income due to the acquisition-

related costs, which include gains and losses. However, the ASB acquisition-related costs were primarily recorded in the second quarter of 2018 and should not continue to decrease the return on average stockholders' equity.
FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2018, Peoples' interest-bearing deposits in other banks increased $20.5 million from December 31, 2017. The total cash and cash equivalent balance included $25.0 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2018, compared to $9.3 million at December 31, 2017. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2018, Peoples' total cash and cash equivalents increased $23.0 million as Peoples' net cash used in investing activities of $121.7 million was less than the sum of net cash provided by financing and operating activities of $94.4 million and $50.3 million, respectively. Peoples' investing activities reflected a net increase of $113.4 million in loans and purchases of $120.5 million in available-for-sale investment securities, which were partially offset by $111.3 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $111.7 million in deposits offset partially by $15.3 million of cash dividends paid.
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

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$43	$—	$—	$—
States and political subdivisions	93,790	96,913	97,205	101,569	104,560
Residential mortgage-backed securities	688,656	688,002	681,746	673,664	672,106
Commercial mortgage-backed securities	6,713	6,799	6,864	6,976	7,128
Bank-issued trust preferred securities	4,166	4,167	5,095	5,129	5,154
Equity investment securities (a)	—	—	—	7,849	8,073
Total fair value	$793,325	$795,924	$790,910	$795,187	$797,021
Total amortized cost	$819,431	$816,217	$808,689	$797,732	$792,810
Net unrealized (loss) gain	$(26,106)	$(20,293)	$(17,779)	$(2,545)	$4,211
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,451	$4,530	$3,807	$3,810	$3,812
Residential mortgage-backed securities	29,765	30,668	31,590	32,487	33,648
Commercial mortgage-backed securities	3,574	3,636	4,254	4,631	4,703
Total amortized cost	$37,790	$38,834	$39,651	$40,928	$42,163
Other investment securities (a)	$43,044	$42,007	$46,756	$38,371	$38,371
Total investment portfolio:
Amortized cost	$900,265	$897,058	$895,096	$877,031	$873,344
Carrying value	$874,159	$876,765	$877,317	$874,486	$877,555
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity investment securities were included in available-for-sale investment securities, and at September 30, 2018, $278,000 of equity investment securities were included in other investment securities compared to $294,000 and $7.5 million at June 30, 2018 and March 31, 2018, respectively.

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
The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total fair value	$919	$1,162	$1,478	$1,924	$2,067
Total amortized cost	985	1,225	1,607	2,109	2,253
Net unrealized loss	$(66)	$(63)	$(129)	$(185)	$(186)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At September 30, 2018, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.

Additional information regarding Peoples' investment portfolio can be found in Note 3 of the Notes to the Unaudited Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Gross originated loans:
Commercial real estate, construction	$103,562	$107,255	$99,757	$107,118	$111,187
Commercial real estate, other	630,720	650,512	627,932	595,447	573,256
Commercial real estate	734,282	757,767	727,689	702,565	684,443
Commercial and industrial	510,591	471,270	455,243	438,051	407,468
Residential real estate	299,768	299,934	302,890	304,523	304,094
Home equity lines of credit	92,892	89,957	87,722	88,902	88,421
Consumer, indirect	396,701	373,384	347,607	340,390	335,436
Consumer, direct	72,601	71,545	67,386	67,010	68,286
Consumer	469,302	444,929	414,993	407,400	403,722
Deposit account overdrafts	649	860	543	849	507
Total originated loans	$2,107,484	$2,064,717	$1,989,080	$1,942,290	$1,888,655
Gross acquired loans (a):
Commercial real estate, construction	$13,050	$14,780	$8,054	$8,319	$8,565
Commercial real estate, other	191,993	207,195	156,115	165,120	174,157
Commercial real estate	205,043	221,975	164,169	173,439	182,722
Commercial and industrial	41,188	40,938	33,815	34,493	36,462
Residential real estate	308,178	309,629	194,063	184,864	194,950
Home equity lines of credit	42,961	45,933	20,008	20,575	22,366
Consumer, indirect	161	198	253	329	408
Consumer, direct	2,712	3,101	940	1,147	1,472
Consumer	2,873	3,299	1,193	1,476	1,880
Total acquired loans	$600,243	$621,774	$413,248	$414,847	$438,380
Total loans	$2,707,727	$2,686,491	$2,402,328	$2,357,137	$2,327,035
Percent of loans to total loans:
Commercial real estate, construction	4.3%	4.5%	4.5%	4.9%	5.1%
Commercial real estate, other	30.4%	31.9%	32.6%	32.3%	32.2%
Commercial real estate	34.7%	36.4%	37.1%	37.2%	37.3%
Commercial and industrial	20.3%	19.1%	20.4%	20.0%	19.1%
Residential real estate	22.5%	22.7%	20.7%	20.8%	21.4%
Home equity lines of credit	5.0%	5.1%	4.5%	4.6%	4.8%
Consumer, indirect	14.7%	13.9%	14.5%	14.5%	14.4%
Consumer, direct	2.8%	2.8%	2.8%	2.9%	3.0%
Consumer	17.5%	16.7%	17.3%	17.4%	17.4%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$458,999	$451,391	$412,154	$412,965	$409,199

(a)
Includes all loans acquired, and related loan discount or premium, recorded in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	Not meaningful.

As of September 30, 2018, balances in loan accounts acquired from ASB totaled $216.6 million, including $119.8 million in residential real estate loans, $52.0 million in commercial real estate loans, $25.4 million in home equity lines of credit, $10.0 million in commercial and industrial loans, $7.5 million in construction loans, and $1.9 million in consumer loans.
Period-end total loan balances at September 30, 2018 increased $21.2 million, or 3% annualized, compared to June 30, 2018, due to organic growth of $33.4 million, or 5% annualized, that was muted by $30.4 million of payoffs and paydowns related to several large commercial real estate loan relationships. Commercial and industrial loan balances experienced significant organic growth compared to June 30, 2018, and increased $41.5 million, or 8%. Consumer indirect lending continued to provide additional organic growth, with balances increasing $25.6 million, or 28% annualized, compared to June 30, 2018. Compared to December 31, 2017, total loan balances increased $350.6 million, or 20% annualized, and were up $380.7 million, or 16%, from September 30, 2017. The increases in the first nine months of 2018, were mostly due to acquired loans from ASB, coupled with organic growth in commercial and industrial loans of $69.3 million and consumer indirect loans of $56.1 million.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2018:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$33,795	$36,989	$70,784	35.3%
Office buildings	10,582	14,351	24,933	12.4%
Assisted living facilities and nursing homes	6,501	17,690	24,191	12.1%
Mixed used facility	14,153	8,783	22,936	11.4%
Educational services	8,777	—	8,777	4.4%
Light industrial	8,507	108	8,615	4.3%
Child care	3,750	2,345	6,095	3.0%
Residential Property	2,032	1,962	3,994	2.0%
Other (a)	28,515	1,482	29,997	15.1%
Total commercial real estate, construction	$116,612	$83,710	$200,322	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Mixed-use facilities:
Owner occupied	35,350	726	36,076	4.2%
Non-owner occupied	72,255	2,334	74,589	8.7%
Total mixed-use facilities	107,605	3,060	110,665	12.9%
Office buildings and complexes:
Owner occupied	$44,389	$2,789	$47,178	5.5%
Non-owner occupied	48,831	796	49,627	5.8%
Total office buildings and complexes	93,220	3,585	96,805	11.3%
Apartment complexes	92,372	662	93,034	10.9%
Light industrial facilities:
Owner occupied	48,346	3,779	52,125	6.1%
Non-owner occupied	17,896	1,088	18,984	2.2%
Total light industrial facilities	66,242	4,867	71,109	8.3%
Retail facilities:
Owner occupied	27,979	1,439	29,418	3.4%
Non-owner occupied	32,361	98	32,459	3.8%
Total retail facilities	60,340	1,537	61,877	7.2%
Lodging and lodging related	33,089	347	33,436	3.9%
Warehouse facilities	30,747	669	31,416	3.7%
Assisted living facilities and nursing homes	29,890	256	30,146	3.5%
Other	309,208	20,765	327,973	38.3%
Total commercial real estate, other	$822,713	$35,748	$856,461	100.0%
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either September 30, 2018 or December 31, 2017.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Commercial real estate	$7,966	$8,271	$8,062	$7,797	$7,534
Commercial and industrial	6,138	5,365	5,269	5,813	6,415
Total commercial	14,104	13,636	13,331	13,610	13,949
Residential real estate	999	1,005	1,086	904	924
Home equity lines of credit	708	618	690	693	679
Consumer, indirect	3,423	3,339	3,034	2,944	2,814
Consumer, direct	395	465	473	464	441
Consumer	3,818	3,804	3,507	3,408	3,255
Deposit account overdrafts	95	95	76	70	70
Originated allowance for loan losses	19,724	19,158	18,690	18,685	18,877
Acquired allowance for loan losses	155	108	108	108	115
Allowance for loan losses	$19,879	$19,266	$18,798	$18,793	$18,992
As a percent of total loans, net of deferred fees and costs	0.73%	0.72%	0.78%	0.80%	0.82%

At September 30, 2018, the allowance for loan losses was $19.9 million, compared to $18.9 million at September 30, 2017 and $18.8 million at December 31, 2017. The ratio of the allowance for loan losses as a percent of total loans, net of deferred fees and costs, was 0.73% at September 30, 2018, compared to 0.82% at September 30, 2017 and 0.80% at December 31, 2017. The ratio includes all acquired loans, from both ASB and previous acquisitions, of $600.2 million and allowance for acquired loan losses of $155,000. The declines in the ratio were attributable to stable asset quality metrics, and to the ASB acquisition, as the loans acquired from ASB were recorded at a preliminary fair value, in accordance with generally accepted accounting principles, and no allowance for loan loss related to these loans has been recorded based on an analysis of the loans as of September 30, 2018. The allowance for loan loss continued to increase slightly as consumer indirect lending balances increased $25.6 million, or 28% annualized, compared to June 30, 2018.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Gross charge-offs:
Commercial real estate, other	$—	$7	$842	$383	$—
Commercial and industrial	—	7	31	10	48
Residential real estate	66	82	145	186	245
Home equity lines of credit	10	20	37	31	80
Consumer, indirect	488	550	929	617	494
Consumer, direct	78	109	110	104	106
Consumer	566	659	1,039	721	600
Deposit account overdrafts	311	215	205	271	246
Total gross charge-offs	$953	$990	$2,299	$1,602	$1,219
Recoveries:
Commercial real estate, other	$15	$28	$15	$11	$19
Commercial and industrial	10	—	—	—	1
Residential real estate	32	41	26	24	19
Home equity lines of credit	3	2	7	4	3
Consumer, indirect	131	138	134	166	175
Consumer, direct	31	15	69	27	46
Consumer	162	153	203	193	221
Deposit account overdrafts	44	46	70	56	47
Total recoveries	$266	$270	$321	$288	$310
Net charge-offs (recoveries):
Commercial real estate, other	$(15)	$(21)	$827	$372	$(19)
Commercial and industrial	(10)	7	31	10	47
Residential real estate	34	41	119	162	226
Home equity lines of credit	7	18	30	27	77
Consumer, indirect	357	412	795	451	319
Consumer, direct	47	94	41	77	60
Consumer	404	506	836	528	379
Deposit account overdrafts	267	169	135	215	199
Total net charge-offs	$687	$720	$1,978	$1,314	$909
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate	—%	—%	0.14%	0.06%	—%
Commercial and industrial	—%	—%	0.01%	—%	0.01%
Residential real estate	—%	0.01%	0.02%	0.03%	0.04%
Home equity lines of credit	—%	—%	0.01%	—%	0.02%
Consumer, indirect	0.05%	0.06%	0.13%	0.08%	0.05%
Consumer, other	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.06%	0.07%	0.14%	0.09%	0.06%
Deposit account overdrafts	0.04%	0.03%	0.02%	0.04%	0.03%
Total	0.10%	0.11%	0.34%	0.22%	0.16%

The increase in net charge-offs during the first quarter of 2018 had been primarily related to one acquired commercial loan relationship and increased consumer indirect charge-offs related to the increased portfolio. During the second and third quarters of 2018, the net charge-offs decreased as Peoples' asset quality remained stable.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Loans 90+ days past due and accruing:
Commercial real estate, construction	$401	$—	$—	$—	$—
Commercial real estate, other	60	615	71	215	1,272
Commercial real estate	461	615	71	215	1,272
Commercial and industrial	—	—	—	45	832
Residential real estate	1,338	1,308	930	1,278	1,415
Home equity lines of credit	84	6	29	72	15
Consumer, indirect	2	—	—	—	—
Consumer, direct	—	46	—	16	8
Consumer	2	46	—	16	8
Total loans 90+ days past due and accruing	$1,885	$1,975	$1,030	$1,626	$3,542
Nonaccrual loans:
Commercial real estate, construction	$725	$725	$732	$754	$776
Commercial real estate, other	6,751	6,422	6,268	6,348	7,321
Commercial real estate	7,476	7,147	7,000	7,102	8,097
Commercial and industrial	939	1,265	1,252	506	584
Residential real estate	3,725	3,770	3,967	4,267	4,055
Home equity lines of credit	796	681	656	772	589
Consumer, indirect	286	221	180	158	79
Consumer, direct	14	12	11	32	31
Consumer	300	233	191	190	110
Total nonaccrual loans	$13,236	$13,096	$13,066	$12,837	$13,435
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	$186	$236	$674	$721	$336
Commercial and industrial	430	436	487	492	694
Residential real estate	2,087	2,132	1,761	1,447	1,592
Home equity lines of credit	160	71	81	90	85
Consumer, indirect	119	93	126	98	75
Consumer, direct	17	5	7	7	2
Consumer	136	98	133	105	77
Total nonaccrual TDRs	$2,999	$2,973	$3,136	$2,855	$2,784
Total nonperforming loans (NPLs)	$18,120	$18,044	$17,232	$17,318	$19,761
Other real estate owned (OREO):
Commercial	$—	$—	$—	$—	$167
Residential	106	63	99	208	109
Total OREO	$106	$63	$99	$208	$276
Total nonperforming assets (NPAs)	$18,226	$18,107	$17,331	$17,526	$20,037
Criticized loans (a)	$118,703	$120,809	$116,243	$90,418	$96,671
Classified loans (b)	49,058	55,596	44,661	46,380	41,233

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.67%	0.67%	0.72%	0.73%	0.85%
NPAs as a percent of total assets (c)(d)	0.46%	0.46%	0.48%	0.49%	0.56%
NPAs as a percent of total loans and OREO (c)(d)	0.67%	0.67%	0.72%	0.74%	0.86%
Allowance for loan losses as a percent of NPLs (c)	109.71%	106.77%	109.08%	108.52%	96.11%
Criticized loans as a percent of total loans (c)	4.38%	4.50%	4.84%	3.84%	4.15%
Classified loans as a percent of total loans (c)	1.81%	2.07%	1.86%	1.97%	1.77%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

Nonperforming loans were relatively unchanged compared to June 30, 2018, and declined $1.6 million, or 8%, compared to September 30, 2017. Classified loans, which are those categorized as substandard or doubtful, declined $6.5 million, or 12%, compared to June 30, 2018, and were up $7.8 million, or 19%, from September 30, 2017. Compared to June 30, 2018, the improvement in classified loans was mostly due to a single commercial relationship that was upgraded from substandard to special mention during the quarter. Criticized loans, which are those categorized as special mention, substandard or doubtful, decreased $2.1 million, or 2%, compared to June 30, 2018, and increased $22.0 million, or 23%, compared to September 30, 2017.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Non-interest-bearing deposits (a)	$617,447	$585,861	$570,804	$556,010	$724,846
Interest-bearing deposits:
Interest-bearing demand accounts (a)	547,172	570,359	584,563	593,415	384,261
Savings accounts	473,240	480,615	461,440	446,714	440,633
Money market deposit accounts	391,377	389,893	364,232	371,376	388,876
Governmental deposit accounts	344,320	305,255	341,920	264,524	289,895
Retail certificates of deposit (CDs)	402,309	406,214	335,843	338,673	343,122
Brokered CDs	265,258	211,062	154,379	159,618	93,049
Total interest-bearing deposits	2,423,676	2,363,398	2,242,377	2,174,320	1,939,836
Total deposits	$3,041,123	$2,949,259	$2,813,181	$2,730,330	$2,664,682

(a)	The sum of amounts presented is considered total demand deposits.
At September 30, 2018, period-end deposits increased $91.9 million, or 3%, compared to June 30, 2018; $310.8 million, or 11%, compared to December 31, 2017; and $376.4 million, or 14%, compared to September 30, 2017. The growth from December 2017 and September 2017 was largely due to $198.6 million of balances in deposit accounts acquired from ASB on April 13, 2018. Contributing to the linked quarter growth were increases of $39.1 million in governmental deposits and $31.6 million in non-interest-bearing deposits, coupled with higher one-way buy Certificate of Deposit Account Registry Services ("CDARs") deposits, which are included in brokered CD balances. The increase in period-end deposit balances compared to September 30, 2017 was largely due to the acquired deposit balances from ASB remaining at September 30, 2018, coupled with higher one-way buy CDARs deposit balances.
Total demand deposit accounts comprised 38% of total deposits at September 30, 2018, compared to 39% at June 30, 2018 and 42% at September 30, 2017. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts and retail CDs when possible, and relying on higher-cost, non-core deposits, such as brokered CDs when deposits are not available in Peoples' footprint.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Short-term borrowings:
FHLB advances	$232,000	$284,566	$104,579	$92,592	$116,597
Retail repurchase agreements	64,840	76,177	98,896	116,899	77,120
Unamortized debt issuance cost	(10)	(16)	—	—	—
Total short-term borrowings	296,830	360,727	203,475	209,491	193,717
Long-term borrowings:
FHLB advances	103,860	105,890	116,352	136,939	148,862
National market repurchase agreements	—	—	—	—	40,000
Unamortized debt issuance costs	—	—	(22)	(27)	(33)
Junior subordinated debt securities	7,239	7,195	7,151	7,107	7,061
Total long-term borrowings	111,099	113,085	123,481	144,019	195,890
Total borrowed funds	$407,929	$473,812	$326,956	$353,510	$389,607
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. As of September 30, 2018, this included 90-day advances used to fund $100.0 million in an aggregate notional value of interest rate swaps with maturity dates ranging from 2021 to 2028. These advances are expected to be extended every 90 days through the maturity dates of the swaps. Peoples' short-term FHLB advances at September 30, 2018 decreased $63.9 million, and increased $87.3 million, compared to June 30, 2018 and December 31, 2017, respectively. The increase in short-term borrowings compared to December 31, 2017 was primarily related to the funding of the interest rate swaps and long-term FHLB advances being reclassified to short-term borrowings due to the advances maturing within one year, coupled with loan growth out-pacing deposit growth. The increase at June 30, 2018 from March 31, 2018 also includes $21.0 million in short-term FHLB advances acquired from ASB, of which all $21.0 million matured in July of 2018. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Peoples acquired three interest rate swaps with the ASB acquisition in the second quarter of 2018, which had a notional value of $7.0 million, and all of which matured in July 2018. As of September 30, 2018, Peoples had ten effective interest rate swaps, for an aggregate notional value of $100.0 million, and two additional swaps, with an aggregate notional value of $10.0 million, became effective in October of 2018. These interest rate swaps are associated with Peoples' cash outflows for various FHLB advances. The $43.0 million increase in notional value during the third quarter of 2018 was due to Peoples entering into an additional five interest rate swaps, partially offset by the three acquired interest rate swaps maturing in July 2018. These dates roughly coincide with the maturity of existing FHLB advances.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At September 30, 2018, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2018, Peoples' had a capital conservation buffer of 6.30%, compared to 2.50% for the fully phased-in capital conservation buffer required by January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at September 30, 2018.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Capital Amounts:
Common Equity Tier 1	368,195	$359,645	$335,393	$327,172	$326,966
Tier 1	375,433	366,840	342,544	334,279	334,027
Total (Tier 1 and Tier 2)	395,313	386,105	361,343	355,977	355,951
Net risk-weighted assets	$2,765,328	$2,765,769	$2,524,970	$2,473,329	$2,456,797
Capital Ratios:
Common Equity Tier 1	13.31%	13.00%	13.28%	13.23%	13.31%
Tier 1	13.58%	13.26%	13.57%	13.52%	13.60%
Total (Tier 1 and Tier 2)	14.30%	13.96%	14.31%	14.39%	14.49%
Leverage ratio	9.71%	9.75%	9.86%	9.75%	9.81%
The capital ratios increased at September 30, 2018 compared to June 30, 2018 due to increased equity as earnings exceeded the dividends declared, while net risk-weighted assets decreased slightly in relation to some large payoffs that were higher volatility commercial real estate loans. Peoples' capital ratios at June 30, 2018 decreased compared to the linked quarter and December 31, 2017 largely due to the percentage of risk-weighted assets acquired from the ASB acquisition that were greater than capital added, net of goodwill, from the ASB acquisition. Leverage ratio decreased slightly due to the increase in average assets in the third quarter of 2018 compared to the second quarter as ASB was acquired on April 13, 2018.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-GAAP financial measures since their calculation removes the impact of goodwill and other intangible assets acquired through acquisitions on amounts reported in the Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.
The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Tangible equity:
Total stockholders' equity	$504,290	$499,339	$456,815	$458,592	$457,386
Less: goodwill and other intangible assets	163,401	163,953	143,820	144,576	143,859
Tangible equity	$340,889	$335,386	$312,995	$314,016	$313,527
Tangible assets:
Total assets	$4,003,089	$3,972,091	$3,634,929	$3,581,686	$3,552,412
Less: goodwill and other intangible assets	163,401	163,953	143,820	144,576	143,859
Tangible assets	$3,839,688	$3,808,138	$3,491,109	$3,437,110	$3,408,553
Tangible book value per common share:
Tangible equity	$340,889	$335,386	$312,995	$314,016	$313,527
Common shares outstanding	19,550,014	19,528,952	18,365,035	18,287,449	18,281,194
Tangible book value per common share	$17.44	$17.17	$17.04	$17.17	$17.15
Tangible equity to tangible assets ratio:
Tangible equity	$340,889	$335,386	$312,995	$314,016	$313,527
Tangible assets	$3,839,688	$3,808,138	$3,491,109	$3,437,110	$3,408,553
Tangible equity to tangible assets	8.88%	8.81%	8.97%	9.14%	9.20%

The decrease in the tangible equity to tangible assets ratio at September 30, 2018 and June 30, 2018, compared to previous periods was due largely to higher tangible assets attributable to loan growth and the ASB acquisition, offset partially by the issuance of equity in the form of common shares in connection with the ASB acquisition.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2017 Form 10-K. However during the third quarter of 2018, Peoples began using new software for modeling the balance sheet which offers increased capabilities and functionality better suited for Peoples given the growth in the company.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
300	$7,393	5.6%	$4,114	3.5%	$(39,550)	(3.9)%	$(83,466)	(11.9)%
200	5,376	4.1%	3,368	2.9%	(22,337)	(2.2)%	(56,377)	(8.0)%
100	3,175	2.4%	2,252	1.9%	(6,077)	(0.6)%	(27,710)	(4.0)%
(100)	(8,318)	(6.3)%	(8,352)	(7.1)%	(31,657)	(3.1)%	10,317	1.5%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. Peoples takes a historically conservative approach when determining what repricing rates (deposit betas) are used in modeling interest rate risk. These assumptions are monitored closely by Peoples and are updated at least annually. The actual deposit betas experienced recently by Peoples in the repricing of non-maturity deposits are lower than those used in Peoples’ current interest rate risk modeling. Peoples has benefited from this trend in the current interest rate and competitor environment as it has provided for growth in Peoples’ net interest income. However, in recent months, Peoples has experienced more pressure on margin expansion and rate competition in it's markets.
At September 30, 2018, Peoples' consolidated balance sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. The increase in asset sensitivity from December 31, 2017 was largely attributable to the 90-day advances Peoples entered into to fund the interest rate swaps, effectively reducing the interest rate sensitivity of the liabilities on the balance sheet. However, there was a slight reduction of asset sensitivity as a result of the ASB acquisition. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a non-parallel manner with differences in the timing, direction, and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates.

The table also illustrates a significant reduction in long-term interest rate risk as is evidenced by the drop in the negative impact of rising interest rates on economic value of equity. The reduction is largely attributable to the increased functionality of the new interest rate risk model employed by Peoples during the third quarter, primarily the ability to apply enhanced pre-payment estimates on loans.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2018, Peoples had entered into twelve interest rate swap contracts, ten of which were effective with an aggregate notional value of $100.0 million. The remaining two became effective in October 2018 with an aggregate notional value of $10.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K and Note 9 of the Notes to the Unconsolidated Financial Statements included in this Form 10-Q.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity at Peoples Bank. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2017 Form 10-K.
At September 30, 2018, Peoples Bank had liquid assets of $169.1 million, which represented 3.8% of total assets and unfunded loan commitments. This amount exceeded the minimal level by $80.7 million, or 2.0% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $74.7 million of unpledged investment securities not included in the measurement of liquid assets.
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

The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Home equity lines of credit	$101,651	$103,975	$86,787	$83,949	$84,101
Unadvanced construction loans	71,836	87,477	106,410	112,475	103,732
Other loan commitments	324,059	319,519	267,482	260,552	280,974
Loan commitments	$497,546	$510,971	$460,679	$456,976	$468,807
Standby letters of credit	$9,979	$20,354	$20,481	$20,873	$21,788
Management does not anticipate that Peoples Bank’s current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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

ITEM 1A RISK FACTORS
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2018, Peoples had entered into twelve interest rate swap contracts, ten of which were effective with an aggregate notional value of $100.0 million. The remaining two became effective in October 2018 with an aggregate notional value of $10.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 of the Notes to the Consolidated Financial Statements included in Peoples' 2017 Form 10-K and Note 9 of the Notes to the Unconsolidated Financial Statements in this Form 10-Q.
Although Peoples expects that each of the hedging relationships will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationships. As of September 30, 2018, the termination value of derivative financial instruments was in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to the twelve interest rate swaps, was $3.9 million. As of September 30, 2018, Peoples has posted collateral of $6.6 million against its obligations under these agreements. If Peoples had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.
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
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2018:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2018 (2)(3)	2,189	$37.35	—	$15,049,184
August 1-31, 2018	—	—	—	15,049,184
September 1-30, 2018 (3)	320	36.51	—	15,049,184
Total	2,509	$37.25	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended September 30, 2018.

(2)	Information reported includes 1,519 common shares withheld during July to pay income taxes associated with restricted common shares which vested.

(3)
Information reported includes 670 common shares and 320 common shares purchased in open market transactions during July and September, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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

10.1
Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018
Filed herewith

10.2
Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	November 7, 2018	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	November 7, 2018	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer