Form 10-K
period 2018-12-31
PEOPLES BANCORP INC
filed 2019-03-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission File Number: 000-16772

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☒       No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                      Yes    ☒    No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $706,643,000 based upon the closing price as reported on The Nasdaq Global Select Market®.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 19,681,659 common shares, without par value, at February 28, 2019.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2019 ("2019 Annual Meeting of Shareholders"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1 BUSINESS
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank. Peoples' other wholly-owned subsidiary is Peoples Investment Company ("PIC"), Peoples also holds all of the common securities of NB&T Statutory Trust III. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance") and an asset management company, Peoples Tax Credit Equity, LLC.
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
PIC was formed in 2001 and Peoples Tax Credit Equity, LLC was formed in 2014, in each case to provide new investment opportunities as a means of enhancing profitability. The common securities of NB&T Statutory Trust III were acquired in connection with the acquisition of NB&T Financial Group, Inc. ("NB&T") on March 6, 2015.
Business Overview
Peoples makes available a complete line of commercial and consumer banking, insurance, investment and trust solutions through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:

◦	various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;

◦	commercial loans, residential real estate loans, home equity lines of credit, consumer loans and Overdraft Privilege;

◦	debit and automated teller machine ("ATM") cards;

◦	credit cards for individuals and businesses;

◦	merchant credit card transaction processing services;

◦	corporate and personal trust services;

◦	safe deposit rental facilities;

◦	money orders and cashier's checks;

◦	a full range of life, health, and property and casualty insurance products;

◦	third-party insurance administration services;

◦	brokerage services; and

◦	custom-tailored fiduciary, employee benefit plan and asset management and administration services.
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking through both personal computers and mobile devices. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are offered through approved dealerships. Peoples Bank credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2018, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements found immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investment administration and management, with the traditional banking products offered to its clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investment and investment management; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On October 29, 2018, Peoples entered into an agreement and plan of merger (the "First Prestonsburg Merger Agreement") with First Prestonsburg Bancshares Inc. ("First Prestonsburg"), which calls for First Prestonsburg to merge into Peoples. First Prestonsburg is the parent company of The First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates nine full-service branches located in eastern Kentucky. Following the merger of First Prestonsburg into Peoples, First Commonwealth will merge into Peoples Bank. This transaction is expected to close during the second quarter of 2019, subject to the satisfaction of customary closing conditions. As of December 31, 2018, First Prestonsburg had approximately $308.5 million in total assets, which included approximately $140.1 million in total loans, and approximately $236.6 million in total deposits. Under the terms of the First Prestonsburg Merger Agreement, shareholders of First Prestonsburg will be entitled to receive 12.512 Peoples common shares for each First Prestonsburg share of common stock they own at the effective time of the merger. In addition, immediately prior to the closing of the merger, First Prestonsburg will pay a special cash distribution of $140.30 per share to its shareholders.
On April 13, 2018, Peoples completed the acquisition of ASB Financial Corp. ("ASB"). ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement with ASB, Peoples paid total consideration of $41.5 million. The ASB acquisition added $239.2 million of loans, net of deferred fees and costs, and loans held for sale in the aggregate, and $198.6 million of total deposits at the acquisition date, after acquisition accounting adjustments.
Refer to Note 19 Acquisitions of the Notes to the Consolidated Financial Statements for additional information.
Primary Market Area and Customers
Peoples considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes northeastern, central, southwestern and southeastern Ohio, west central West Virginia and eastern Kentucky. Peoples currently operates 62 locations in Ohio, 13 locations in West Virginia and 6 locations in Kentucky. Peoples' market area consists of rural, small urban and metropolitan markets and serves a diverse group of industries and employers. Principal industries served in Peoples' primary markets include manufacturing, distribution, real estate, health care, education, municipal, agricultural, petrochemical, oil, gas and coal production, wholesale and retail trade, tourism, and service-related industries. This broad-based economy provides diversity, which helps prevent Peoples' revenue and earnings from being largely dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and commercial real estate construction loans), residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and Overdraft Privilege.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2018, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as "loans, net of deferred fees and costs"), nor did it have any loans outstanding to non-United States ("U.S.") entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, and commercial real estate construction loans, and represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 55.7% and 57.2% of total loans at December 31, 2018 and December 31, 2017, respectively.

Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2018, the commercial loan portfolio consisted of 76.2% in variable interest rate loans and 23.8% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank also originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.
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
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset acquisitions, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate, and personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry.
Commercial Real Estate Loans
Peoples Bank originates commercial real estate loans which are typically secured by stabilized real estate, which can be owner-occupied commercial real estate or non-owner-occupied investment commercial real estate, and personally guaranteed by the owners of the borrowing entities. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. The source of repayment of this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Commercial Real Estate Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders. These projects include the construction of apartment, office, retail, and industrial complexes and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans.
Construction financing is generally considered to involve higher credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project.

If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Residential Real Estate Loans
While commercial loans comprise the largest portion of Peoples Bank's loan portfolio, residential real estate lending remains a major focus of Peoples Bank. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank's portfolio of residential real estate loans comprised 21.8% of total loans at December 31, 2018, and 20.8% at December 31, 2017. Peoples Bank also had $5.5 million of residential real estate loans held for sale and was servicing $461.3 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, as of December 31, 2018. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that are higher than the loan amounts acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
Peoples Bank originates both fixed rate and variable rate residential real estate loans. Typically, Peoples Bank sells its longer-term fixed rate real estate loans into the secondary market. In select cases, Peoples Bank may retain certain fixed rate real estate loans.
Peoples Bank typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is lower, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%. In limited circumstances, Peoples Bank may lend up to 100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established federally-backed rural housing programs or through a designated low-to-moderate income loan program. Numerous risk factors attributable to real estate lending are considered during underwriting for the purposes of establishing an interest rate commensurate with the inherent risks of the loan.
Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank requires insurance, with Peoples Bank named as the mortgagee and loss payee. Peoples Bank requires evidence of insurance at the time of the loan closing. Additionally, Peoples Bank has a blanket insurance policy to cover loans secured by real estate with outstanding balances of less than $1 million that do not include an insurance escrow account. For loans secured by real estate with outstanding balances over $1 million or those that include an insurance escrow account, Peoples Bank force-places an insurance policy to cover residential real estate loans when the borrower fails to maintain adequate insurance. Licensed appraisals are required for all real estate loans, and are completed by an independent third party.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2018, outstanding home equity lines of credit comprised 4.9% of Peoples Bank's total loans, compared to 4.6% at December 31, 2017. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with 5 to 15-year terms. Peoples Bank also offers a home equity line of credit whose terms include a fixed rate for the first five years, which converts to a variable interest rate for the remaining five years. At December 31, 2018, Peoples Bank's home equity loan portfolio consisted of 95.6% in variable interest rate loans and 4.4% in fixed interest rate loans. At December 31, 2018, 16.0% of the total home equity loan portfolio was convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $21.4 million and $22.1 million, respectively, and a weighted-average remaining maturity was 7.3 years. The average original loan amount under these convertible rate home equity lines of credit was $37,000 at December 31, 2018.
Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property (less the balance of the first mortgage) at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with 10-year terms and are subject to underwriting review upon request for renewal.
Consumer Lending
Peoples Bank's consumer lending activities include consumer indirect loans and consumer direct loans, which primarily involve loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral or, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its ongoing standards, while strictly adhering to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally includes loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2018, consumer indirect loans comprised 14.9% of Peoples Bank's total loan portfolio compared to 14.5% at December 31, 2017.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as other consumer loans. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending through approved dealerships, including franchise dealerships or independent dealerships, which specialize in new or late-model inventory. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing and industry experience, evaluates customer experience with the dealership and completes an inspection of the inventory, showroom, and general facilities. On an ongoing basis, the dealerships are monitored based on monthly production volume, application approval rates and portfolio default rates.
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as loans secured by stock or deposits, or unsecured loans. At December 31, 2018, consumer direct loans comprised 2.7% of Peoples Bank's total loan portfolio compared to 2.9% at December 31, 2017.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to deposit customers, both individual and business, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or loan loss. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by loan loss provisioning necessary to ensure the maintenance of an appropriate allowance for losses against overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, was included in Peoples Bank's allowance for loan losses. At December 31, 2018, the unfunded commitment related to Overdraft Privilege was $47.8 million.

Investment Activities
At December 31, 2018, investment securities comprised 21.8% of Peoples' total assets, compared to 24.4% at December 31, 2017. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples Bancorp Inc. and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2018 included agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by Peoples Bancorp Inc. are comprised of common stocks issued by unrelated bank holding companies. The investments owned by PIC consist of tax credit funds, municipal obligations and privately issued mortgage-backed securities.
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
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples' funding sources are managed through Peoples' asset-liability management process and monitored by the ALCO which is discussed further in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Deposits to individuals have account terms that vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Business deposits, which include traditional commercial business as well as governmental entities, are obtained through an offering of multiple deposit account types as well as cash management solutions. Depending on the need of the entity, these deposits could be either interest or non-interest bearing. With the ability to offer competitive cash management solutions to its customers, it enables Peoples Bank to obtain valuable operating account funds as well customers’ non-operating funds. Retail and business deposits are attractive sources of funding because of their stability and cost, relative to wholesale funding alternatives, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS").  Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain "one-way buy" CDARS deposits, which are utilized as a wholesale funding source, and these deposits are classified as brokered CDs in Note 7 Deposits of the Notes to the Consolidated Financial Statements.
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs, and has the ability, if needed, to obtain deposits from deposit brokers. These deposits are used to supplement

Peoples Bank's deposits to fund loans originated to customers located outside its primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Note 7 Deposits of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if needed, through federal funds purchased and advances from the Federal Reserve Discount Window. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in Note 8 Short-Term Borrowings and Note 9 Long-Term Borrowings of the Notes to the Consolidated Financial Statements.
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
Employees
At December 31, 2018, Peoples had 871 full-time equivalent employees, compared to 774 at December 31, 2017. The increase in full-time equivalent employees was primarily related to the acquisition of ASB.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)" and "peoplesbancorp.com" with the U.S. Patent and Trademark Office. These service marks currently have expiration dates ranging from 2021 to 2027. Additionally, Peoples has filed an application with the U.S. Patent and Trademark Office for the service mark registrations of "Peoples Investment Services" and "Peoples Investment Services (with logo)".
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
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the Deposit Insurance Fund. They also may restrict Peoples' ability to repurchase its common shares or to receive dividends from Peoples Bank, and impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Federal Reserve Board has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is routinely required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.
Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Bank of Cleveland ("FRB"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, and certain financial services providers.
Various requirements and restrictions under the laws of the U.S, and the states of Ohio, West Virginia and Kentucky affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations designed to prevent unfair, deceptive or abusive acts or practices, and to ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services, affect the services provided to Peoples Bank's customers.
Non-Banking Subsidiaries
Peoples' non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.

Other Regulatory Agencies
Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market ("Nasdaq")
Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder, as administered by the SEC. Peoples' common shares are listed with Nasdaq under the symbol "PEBO" and Peoples is subject to the rules for Nasdaq listed companies.
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
Federal Deposit Insurance Corporation ("FDIC")
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
As insurer, the FDIC is authorized to conduct examinations of and to require routine reporting by insured institutions, including Peoples Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Insured depository institutions are required to remit quarterly deposit insurance premiums to the FDIC, which are used to fund the Deposit Insurance Fund. Insurance premiums for each insured depository institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution's average assets minus average tangible equity to determine the institution's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution, depending on the amount of the increase.
The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the Deposit Insurance Fund as a percentage of all Deposit Insurance Fund insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. As of September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. These credits may be redeemed beginning in the quarterly assessment period in which the DRR reaches a minimum of 1.38%, and is not to exceed the total quarterly assessment due.
In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019 FDIC invoice.

Bank Holding Company Regulation
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, the financial holding company must be "well managed" and "well capitalized," and each insured depository institution subsidiary of the financial holding company must be well capitalized under the prompt corrective action provisions, be well managed and have received a rating of at least "satisfactory" in its most recent examination under the CRA. The CRA is more fully discussed in the section captioned "Community Reinvestment Act" included later in this item. In addition, financial holding companies, like Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
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

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions and requires the respective regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the ODFI, and the Office of Comptroller of the Currency, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
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
The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standard" (Basel I), published by the Basel Committee on Banking Supervision (the "Basel Committee"). In July 2013, the U.S. banking regulators issued new capital rules (the "Basel III Capital Rules") applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. Community banking organizations, including Peoples and Peoples Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, the new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.
The rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum tier 1 risk-based capital ratio of 6.0%, (c) a minimum total risk-based capital ratio of 8.0%, and (d) a minimum tier 1 leverage ratio of 4.0%.
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
The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phased in beginning in 2015 and were completely phased in as of January 1, 2019.
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
The new rules also place restrictions on the payment of capital distributions, including dividends and share repurchases, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phased in beginning January 1, 2016, at 0.625%, and was subsequently increased to 1.25% as of January 1, 2017, 1.875% on January 1, 2018 and 2.50% on January 1, 2019.
In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify aspects of the capital rules for community banks, including Peoples Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, Peoples does not yet know what effect the final rules will have on Peoples Bank's capital calculations. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items. The intent was to prevent different rules from taking effect while the bank regulatory agencies consider a broader simplification of the capital rules.
In November 2018, the Federal Reserve Board, along with other bank regulatory agencies, proposed a rule that would give community banks, including Peoples Bank, the option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy, if they meet certain requirements. Under the proposal, a community bank would be eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9.0%. Provided it has a CBLR greater than 9.0%, a qualifying community bank that chooses the proposed framework would be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules. It is Peoples’ intent to analyze the final rule and then decide which capital option to select.
The federal banking agencies also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under generally accepted accounting principles in the United States of America ("US GAAP").
In order to be "well capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a tier 1 leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples Bank meets the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in Note 16 Regulatory Matters of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2018, the most recent performance evaluation by the Federal Reserve Board (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank, which was conducted in 2017, resulted in an overall rating of "Satisfactory."
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the FRB. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 16 Regulatory Matters of the Notes to the Consolidated Financial Statements.
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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior FRB or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by the NB&T Statutory Trust III, or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples would be prohibited from declaring or paying any dividends on Peoples' common shares. Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair, deceptive, or abusive acts or practices ("UDAAP"). In October 2017, the CFPB issued a final rule (the "Payday Rule") with respect to certain consumer loans to be effective on January 16, 2018, although compliance with the most recent sections is not required until August 19, 2019. The first major part of the Payday Rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the Payday Rule applies to the same types of loans, as well as longer-term loans with an annual percentage rate greater than 36%, that are repaid directly from the borrower's account. The Payday Rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account. The Payday Rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.
On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. The CFPB has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that the CFPB will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

Peoples does not currently expect the Payday Rule to have a material effect on Peoples' financial condition or results of operations on a consolidated basis.
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
In May 2016, the federal banking regulatory agencies approved a second joint notice of proposed rules (the "Second Proposed Joint Rules") designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1.0 billion or more, and are still in proposed rules status.
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
Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like Peoples Bank, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are "excessive" or "could lead to material financial loss;"

•	require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.
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
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. Peoples has implemented a clawback policy and it is posted under the "Corporate Overview - Governance Documents" tab of the "Investor Relations" page of Peoples' Internet website.
SEC regulations require public companies such as Peoples to provide various disclosures about executive compensation in annual reports and proxy statements, and to present to their shareholders a non-binding vote on the approval of executive compensation.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instruments in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepts (i) trading conducted in certain capacities; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
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
In December 2018, the five federal agencies that adopted the Volcker Rule proposed a rule that would exclude certain community banks, including Peoples Bank, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the proposal, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets would be excluded from the restrictions of the Volcker Rule. The agencies indicated that they will no longer enforce the Volcker Rule with respect to community banks while the rulemaking is being finalized.
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
Peoples believes its primary exposure to environmental risk is through the lending activities of Peoples Bank. In cases where management believes environmental risk potentially exists, Peoples Bank mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, as well as political changes, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.
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
Economic, Political and Market Risks

•
Changes in economic and political conditions could adversely affect Peoples’ earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of its customers to repay loans and the value of the collateral securing its loans.

Peoples’ success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other factors beyond Peoples’ control may adversely affect its deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of its borrowers to repay their loans, and the value of the collateral securing the loans it makes. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples' earnings and Peoples' capital, as well as the ability of Peoples' customers to repay loans. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the U.S. are unknown.
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
Any reversal of recent improvements in economic conditions could have an adverse effect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples' loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples' ability to sell the collateral upon foreclosure.

•	Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, not only could influence the interest Peoples receives on loans and securities, and the amount of interest it pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio.

If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.
Changes in interest rates may also negatively affect the ability of Peoples' borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.
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

•
A transition away from London Interbank Offered Rate ("LIBOR") as a reference rate for financial contracts could negatively impact Peoples' income and expenses, and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Benchmarks that are used in place of LIBOR may perform differently than LIBOR, and such alternative benchmarks may also perform differently in the future than they have in the past. The use of alternative benchmarks may also have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
Peoples' primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, Peoples' LIBOR-based borrowings (if any), and Peoples Bank’s swap contracts which can be tied to LIBOR. Peoples' contracts generally include a LIBOR term (one month, three month, one year, as an example) plus an incremental margin rate. Peoples is working through this transition via a multi disciplinary project team.

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

•	Changes in market rates and economic conditions could cause the interest rate swaps Peoples Bank has entered into to become ineffective.
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy, may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. As of December 31, 2018, Peoples had 12 interest rate swaps with an aggregate notional value of $110.0 million.
Although Peoples expects that the hedging relationship will be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationship. As of December 31, 2018, the termination value of derivatives in a net asset position was $1.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2018, Peoples had no minimum collateral posting thresholds with certain of its derivative counterparties. However, one of the counterparties had posted collateral of $130,000 against its obligations under these agreements. If Peoples had breached any of the provisions of the agreements at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

•	The value of Peoples’ goodwill and other intangible assets may decline in the future.
As of December 31, 2018, Peoples had $162.1 million of goodwill and other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Peoples’ common shares may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If Peoples were to conclude that a future write-down of goodwill and other intangible assets is necessary, the appropriate charge would be recorded, which could have a material adverse effect on Peoples' business, financial condition and results of operations.
Business Operations Risks

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
Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect Peoples’ ability to attract and keep customers, and can expose Peoples to potential litigation and regulatory action.
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

•
Failures or material breaches in security of Peoples' systems and telecommunications networks, or those of a third-party service provider may have a material adverse effect on Peoples' results of operations and financial condition and the price of Peoples' common shares.

Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples' necessary dependence upon automated systems to record and process Peoples' transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not be inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-party service providers. Peoples' inability to use or access those information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples' business operations. Risks to Peoples' systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. Peoples is also at risk from the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Peoples deals.
Peoples could be adversely affected if one of its employees causes a significant operational break down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates Peoples’

operations or systems. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
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
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although Peoples has policies and procedures in place to verify the authenticity of its customers, Peoples cannot ensure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to Peoples’ reputation.
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
Further, Peoples may be affected by data breaches at retailers and other third parties who participate in data interchanges with Peoples and its customers that involve the theft of customer debit card data, which may include the theft of Peoples’ debit card personal identification numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in Peoples incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Peoples’ results of operations. To date, Peoples has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that Peoples will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Peoples' risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and Peoples' plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, Peoples may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.
Peoples’ assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. Peoples uses several third-party vendors who have access to Peoples’ assets via electronic media. Certain cybersecurity risks arise due to this access, including cyber espionage, blackmail, ransom and theft.
All of the types of cyber incidents discussed above could result in damage to Peoples’ reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of Peoples’ common shares, all of which could result in financial loss and material adverse effects on Peoples’ results of operations and financial condition.

•
Peoples, inclusive of Peoples Bank, operates in a highly regulated industry, and the laws and regulations that govern Peoples’ operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or failure to comply with them, may adversely affect Peoples.

The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, SEC, CFPB, FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally intended to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole - not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on Peoples’ business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples can pay, restrict the ability of institutions to guarantee Peoples’ debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than US GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which Peoples is subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit the ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.

•	Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause Peoples a material financial loss.
The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.
There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (also known as OFAC). If Peoples' policies, procedures, and systems are deemed deficient or the policies, procedures, and systems of the financial institutions that Peoples has already acquired or may acquire in the future are deficient, Peoples would be subject to liability, including fines and regulatory actions such as restrictions on Peoples' ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which would negatively impact Peoples' business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Peoples.
For a more complete discussion of the Bank Secrecy Act and the USA Patriot Act, see "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.

•	Peoples is at risk of increased losses from fraud.
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. The fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against Peoples, Peoples may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

•	Peoples' business could be adversely affected through third parties who perform significant operational services on behalf of Peoples.
The third parties performing operational services for Peoples are subject to risks similar to those faced by Peoples relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community banks, Peoples also relies, in significant part, on a single vendor for the systems which allow Peoples to provide banking services to Peoples’ customers, with the systems being maintained on Peoples' behalf by this single vendor.
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

Financial or operational difficulties of a third-party provider could also impair Peoples' operations if those difficulties interfere with such third party’s ability to serve Peoples. If a critical third-party provider is unable to meet the needs of Peoples in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if Peoples is not able to develop alternative sources for these services and products quickly and cost-effectively, Peoples’ business could be materially adversely effected.
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
On March 4, 2016, Peoples entered into a Credit Agreement (the "RJB Credit Agreement") with Raymond James Bank, N.A. ("Raymond James Bank"), which has a three-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million. The RJB Credit Agreement imposes operating and financial restrictions on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including the financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that would be unfavorable to Peoples. The RJB Credit Agreement matures on March 3, 2019. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.

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
Commercial loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher degree of credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition. Peoples may also have concentrated credit exposures to a particular industry, resulting in a risk of a material adverse effect on earnings or financial condition, if there is an event adversely affecting that industry.

•	Peoples' allowance for loan losses may be insufficient to absorb the probable, incurred losses in its loan portfolio.
Peoples maintains an allowance for loan losses that is believed to be a reasonable estimate of the probable, incurred losses within the loan portfolio based on management's quarterly analysis of the portfolio. The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectability of Peoples' loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for loan losses methodology and the sensitivity of the estimates can be found in the discussion of "Critical Accounting Policies" included in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments - Credit Losses", which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss ("CECL") model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.
Any significant increase in the allowance for loan losses or loan charge-offs, as required by these regulatory authorities, might have a material adverse effect on Peoples' financial condition and results of operations.

•	Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support the businesses or to finance acquisitions, if any, or for other unanticipated reasons. The ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of Peoples' control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.

•	The financial services industry is very competitive.
Peoples experiences significant competition in originating loans, obtaining deposits, and maintaining and growing insurance and trust customers, principally from other commercial banks, savings associations, credit unions, trust and brokerage companies, insurance agencies, fintechs and online service providers. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking and non-banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples' competitive environment, see "Competition" in "ITEM 1 BUSINESS" of this Form 10-K.

•	Peoples may not be able to attract and retain skilled people.
Peoples' success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and intense, and Peoples may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact Peoples' ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation than normal to attract or retain key employees, which may adversely affect salaries and benefits costs.
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
Although Peoples has paid dividends on its common shares in the past, Peoples may reduce or eliminate dividends in the future, in the discretion of the Board of Directors, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation - Dividend Restrictions" in "ITEM 1 BUSINESS" of this Form 10-K and Note 16 Regulatory Matters of the Notes to the Consolidated Financial Statements.

•	Anti-takeover provisions may delay or prevent an acquisition or change in control by a third party.
Provisions in the Ohio General Corporation Law and Peoples' Amended Articles of Incorporation and Code of Regulations, including a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples' Board of Directors and management more difficult. These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples' shareholders.

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

When Peoples Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty Peoples Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While Peoples Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that a breach or fraud will never occur. Required repurchases, substitutions or indemnifications could have an adverse effect on Peoples’ liquidity, results of operations and financial condition.

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
Legislative, Regulatory and Tax Change Risks

•	Legislative or regulatory changes or actions, or significant litigation, could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the FRB, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' common shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
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
In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the government and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the government and regulations promulgated by federal regulatory agencies subject Peoples, Peoples Bank and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on Peoples' business, results of operations or the trading price of Peoples' common shares.
In July 2013, Peoples' primary federal regulator, the Federal Reserve Board, published the Basel III Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel

Committee's December 2010 framework known as "Basel III" for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Peoples and Peoples Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk-weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. The Basel III Capital Rules implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules have been fully phased in, and have not had a material impact on Peoples' or Peoples Bank's capital ratios.
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
The preparation of consolidated financial statements in conformity with US GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. Peoples will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements or operational losses.
In February 2016, FASB issued a new accounting standard for lease accounting, which Peoples will be required to comply with in the first quarter of 2019. The new standard will require Peoples to recognize a right-of-use asset and a lease liability for certain leases. Peoples owns the majority of its properties and is the lessor for a small number of properties. Peoples recorded the right-of-use asset on January 1, 2019, which was approximately $5.2 million, and a lease liability of approximately $5.3 million.
Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned "Critical Accounting Policies" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

•	Changes in tax laws could adversely affect Peoples' performance, including the Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and other taxes. Changes to tax laws could have a material adverse effect on Peoples' results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in Peoples' investment securities portfolio. In addition, Peoples' customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples' customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples' customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.
On December 22, 2017, H.R.1, formally known as the "Tax Cuts and Jobs Act," was enacted into law. The Tax Cuts and Jobs Act, among other changes, imposed additional limitations on the federal income tax deductions individual taxpayers may take for mortgage loan interest payments and for state and local taxes, including real estate taxes. The Tax Cuts and Jobs Act also imposed additional limitations on the deductibility of business interest expense, and eliminated other deductions in their entirety, including deductions for certain home equity loan interest payments. Such limits and eliminations may result in customer defaults on loans Peoples Bank has made and decrease the value of mortgage-backed securities in which Peoples has invested. Peoples' tax benefit for certain tax advantaged assets, including obligations of state and political subdivisions held in People's investment securities portfolio and investments in affordable housing limited partnerships, could be negatively impacted as the tax benefit rate was reduced from 35% to 21%, and the market value of such assets could be negatively impacted.

•	Increases in FDIC insurance premiums may have a material adverse effect on Peoples' earnings.
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
The FDIC has adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. Effective July 1, 2016, the FDIC changed the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. This revision changed the assessment method to the financial ratios method so that it is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model; eliminated risk categories for established small banks; and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating). This change to the assessment decreased Peoples' premiums beginning in late 2016. In addition, the Deposit Insurance Fund reached the 1.35% target as of September 30, 2018. This achievement may result in credits being utilized on future FDIC insurance assessments by Peoples. However, there can be no assurance that the assessment will continue to be at the lower rate indefinitely.
Strategic Risks

•
Completion of the merger contemplated by the agreement with First Prestonsburg is subject to many conditions, and if these conditions are not satisfied or waived, the merger between Peoples and First Prestonsburg will not be completed.

The respective obligations of Peoples and First Prestonsburg to complete the merger contemplated by the agreement between Peoples and First Prestonsburg are subject to the fulfillment or written waiver of many conditions, including absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties by both parties, and the performance by both parties of their respective covenants and agreements. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by June 30, 2019, either Peoples or First Prestonsburg, by a vote of a majority of the members of its entire board, may choose not to proceed with the merger, or the parties can mutually decide to terminate the merger agreement at any time, before or after the approvals by the requisite vote of the First Prestonsburg shareholders. In addition, Peoples or First Prestonsburg may elect to terminate the merger agreement in certain other circumstances.

•	Peoples could experience difficulties in managing its growth and effectively integrating the operations of First Prestonsburg and First Commonwealth.
The earnings, financial condition and prospects of Peoples after the merger of First Prestonsburg into Peoples will depend in part on Peoples’ ability to integrate successfully the operations of First Prestonsburg and First Commonwealth, and to continue to implement Peoples’ own business plan.  Peoples may not be able to fully achieve the strategic objectives and projected operating efficiencies anticipated in the merger.  The costs or difficulties relating to the integration of First Prestonsburg and First Commonwealth with the Peoples organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected.  Inherent uncertainties exist in integrating the operations of any acquired entity, and Peoples may encounter difficulties, including, without limitation, loss of key employees and customers, and the disruption of its ongoing business or possible inconsistencies in standards, controls, procedures and policies.  These factors could contribute to Peoples not fully achieving the expected benefits from the merger.

•
The integration of Peoples Bank and First Commonwealth will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the proposed merger of First Prestonsburg into Peoples will depend in part, on whether the operations of First Commonwealth can be integrated in a timely and efficient manner with those of Peoples Bank. Peoples Bank may face challenges in consolidating its functions with those of First Commonwealth, and integrating the organizations, procedures and operations of the two businesses. The integration of Peoples Bank and First Commonwealth will be complex and time-consuming, and the management of both banks will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of Peoples Bank and First Commonwealth could result in the failure to fully achieve some of the anticipated benefits from the merger, including cost savings and other operating efficiencies, and Peoples Bank may not be able to capitalize on the existing relationships of First Commonwealth to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of Peoples and/or Peoples Bank after the merger.

•	Unanticipated costs relating to the merger of First Prestonsburg into Peoples could reduce Peoples’ future earnings per share.
Peoples and Peoples Bank believe that each has reasonably estimated the likely costs of integrating the operations of First Prestonsburg and First Commonwealth, and the incremental costs of operating as a combined bank. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger could have a dilutive effect on Peoples’ earnings per share. In other words, if the merger is completed, the earnings per Peoples common share could be less than anticipated or even less than they would have been if the merger had not been completed.

•	Estimates as to the future value of the combined company after the merger of First Prestonsburg into Peoples are inherently uncertain.
Any estimates as to the future value of the combined company, including estimates regarding the earnings per share of the combined company, are inherently uncertain. The future value of the combined company will depend upon, among other factors, the combined company’s ability to achieve projected revenue and earnings expectations and to realize anticipated synergies, all of which are subject to risks and uncertainties.

•	Peoples' ability to complete acquisitions and integrate completed acquisitions could have an adverse effect on Peoples' business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and its competitors may have greater resources to pay such acquisition prices than Peoples does. In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. If Peoples fails to receive the appropriate approvals, it will not be able to consummate an acquisition that it believes is in its best interest.
Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, Peoples may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of its shareholders. Recent changes in the stock price of financial institutions could impact the valuation of potential target companies, and therefore, Peoples' ability to compete for acquisitions.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Akron (2 offices), Athens (2 offices), Baltimore, Batavia, Beachwood, Belpre, Blanchester, Byesville, Caldwell, Cambridge (2 offices), Carlisle, Cincinnati (3 offices), Coshocton, Cuyahoga Falls, Franklin, Gallipolis, Georgetown, Heath, Hillsboro, Jackson, Lancaster (2 offices), Lebanon, Lowell, Maineville, Marietta (3 offices), Mason, McConnelsville, Milford (2 offices), Mount Orab, Mount Vernon, Munroe Falls, Nelsonville, New Vienna, Newark, Norton, Pomeroy (2 offices), Portsmouth (2 offices), Reno, Sabina, Sardinia, Springboro, Waverly, Waynesville, Wellston, Wheelersburg, Williamsburg, Wilmington (2 offices), Worthington and Zanesville. In West Virginia, Peoples Bank operates offices in Charleston, Huntington (2 offices), New Martinsville (2 offices), Parkersburg (4 offices), Point Pleasant, Sistersville and Vienna (2 offices). In Kentucky, Peoples Bank's office locations include Ashland (2 offices), Greenup, Russell, and South Shore. Of these 79 offices, 19 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Lyndhurst, Ohio, and in Pikeville, Kentucky.
Rent expense on the leased properties totaled $1.1 million in both 2018 and 2017, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2020:

Location	Address	Lease Expiration Date

New Martinsville Walmart Office	1142 S Bridge Street New Martinsville, West Virginia	March 2019 (a)
Akron Business Office	348 South Main Street Suite 200 Akron, Ohio	June 2019 (a)
Charleston Office	135-161 Summers Street Suite 300 Charleston, West Virginia	June 2019 (b)
Vienna Walmart Office	701 Grand Central Avenue Vienna, West Virginia	June 2019 (a)
South Parkersburg Walmart Office	2900 Pike Street Parkersburg, West Virginia	January 2020 (a)
Sardinia Office	7110 Bachman Road Sardinia, Ohio	February 2020 (c)
Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2020 (d)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement has one five-year extension remaining.
(c) Current lease agreement has two five-year extensions remaining.
(d) Current lease agreement has one one-year extension remaining.

Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 Bank Premises and Equipment of the Notes to the Consolidated Financial Statements found immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
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
PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2018, Peoples had 2,514 shareholders of record. The table presented below provides the high and low sales prices for

Peoples' common shares as reported on The Nasdaq Global Select Market® and the cash dividends per common share declared during the indicated periods.

	High Sales	Low Sales	Dividends Declared
2018
Fourth Quarter	$35.74	$28.35	$0.30
Third Quarter	39.55	34.75	0.28
Second Quarter	39.58	34.29	0.28
First Quarter	36.99	32.71	0.26
2017
Fourth Quarter	$34.62	$30.84	$0.22
Third Quarter	34.60	29.55	0.22
Second Quarter	35.43	29.71	0.20
First Quarter	33.56	29.81	0.20
On January 21, 2019, Peoples declared a quarterly dividend of $0.30 per common share, which was the same as that declared in the fourth quarter of 2018. This dividend represented the payout related to the fourth quarter of 2018 earnings.
Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 16 Regulatory Matters of the Notes to the Consolidated Financial Statements found immediately following "ITEM 9B OTHER INFORMATION", as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2018:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2018	780	(2)	$34.75	(2)	—	$15,049,184
November 1 - 30, 2018	—		$—		—	$15,049,184
December 1 - 31, 2018	1,634	(2)(3)	$34.64	(2)(3)	—	$15,049,184
Total	2,414		$34.68		—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended December 31, 2018. Additional information regarding the share repurchase program can be found in Note 10 Stockholders' Equity of the Notes to the Consolidated Financial Statements found immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.

(2)
Information includes 780 common shares and 360 common shares purchased in open market transactions during October and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(3)	Includes 1,274 common shares withheld during December to pay income tax or other tax liabilities associated with vested restricted common shares.

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graphs compare the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2013, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 3,000 in order of descending market capitalization in the Russell 3000 Index. The second is the Russell 2000 Financial Services Index, which is comprised of the financial services companies within the Russell 2000 Index. Historically, Peoples has included line graphs that compare the five-year cumulative total shareholder return of Peoples' common shares against that of an index comprised of all domestic common shares traded on The Nasdaq Stock Market ("Nasdaq Stocks (U.S. Companies)"), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The Nasdaq Stock Market ("Nasdaq Bank Stocks"). Peoples has included the comparison of the five-year cumulative total shareholder return of Peoples' common shares against that of the Russell 2000 Index and the Russell 2000 Financial Services Index, as management believes they are more representative of a broad equity market index and peer group comparable to Peoples than Nasdaq Stocks (U.S. Companies) and Nasdaq Bank Stocks.
COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., RUSSELL 2000 INDEX,
AND RUSSELL 2000 FINANCIAL SERVICES INDEX

	At December 31,
	2013	2014	2015	2016	2017	2018
Peoples Bancorp Inc.	$100.00	$118.09	$88.17	$156.26	$161.12	$153.48
Russell 2000 Index	$100.00	$104.90	$100.27	$121.61	$139.45	$124.15
Russell 2000 Financial Services Index	$100.00	$108.86	$109.51	$143.52	$151.77	$135.27

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2013	2014	2015	2016	2017	2018
Peoples Bancorp Inc.	$100.00	$118.09	$88.17	$156.26	$161.12	$153.48
NASDAQ Stocks (U.S. Companies)	$100.00	$114.83	$122.99	$134.00	$173.96	$169.11
NASDAQ Bank Stocks	$100.00	$104.92	$114.19	$157.49	$166.10	$139.38

ITEM 6 SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data (a)
Total interest income	$151,264	$126,525	$115,444	$108,333	$80,200
Total interest expense	21,652	13,148	10,579	10,721	10,694
Net interest income	129,612	113,377	104,865	97,612	69,506
Provision for loan losses	5,448	3,772	3,539	14,097	339
Net (loss) gain on investment securities	(146)	2,983	930	729	398
Net loss on asset disposals and other transactions	(334)	(63)	(1,133)	(1,788)	(431)
Total non-interest income excluding net gains and losses	57,234	52,653	51,070	47,441	40,053
Total non-interest expense	125,977	107,975	106,911	115,081	83,875
Net income	$46,255	$38,471	$31,157	$10,941	$16,684
Balance Sheet Data (a)
Total investment securities	$871,837	$874,486	$859,455	$868,830	$713,659
Loans, net of deferred fees and costs ("total loans")	2,728,778	2,357,137	2,224,936	2,072,440	1,620,898
Allowance for loan losses	20,195	18,793	18,429	16,779	17,881
Goodwill and other intangible assets	162,085	144,576	146,018	149,617	109,158
Total assets	3,991,454	3,581,686	3,432,348	3,258,970	2,567,769
Non-interest-bearing deposits	607,877	556,010	734,421	717,939	493,162
Other interest-bearing deposits	2,083,734	2,014,702	1,759,605	1,784,148	1,400,221
Brokered certificates of deposits	263,854	159,618	38,832	47,635	53,904
Short-term borrowings	356,198	209,491	305,607	160,386	88,277
Junior subordinated debentures held by subsidiary trust	7,283	7,107	6,924	6,736	—
Other long-term borrowings	102,361	136,912	138,231	106,934	179,083
Total stockholders' equity	520,140	458,592	435,261	419,789	340,118
Tangible assets (b)	3,829,369	3,437,110	3,286,330	3,109,353	2,458,611
Tangible equity (b)	$358,055	$314,016	$289,243	$270,172	$230,960
Per Common Share Data (a)
Earnings per common share – basic	$2.42	$2.12	$1.72	$0.62	$1.36
Earnings per common share – diluted	2.41	2.10	1.71	0.61	1.35
Cash dividends declared per common share	1.12	0.84	0.64	0.60	0.60
Book value per common share (c)	26.59	25.08	23.92	22.81	22.92
Tangible book value per common share (b)(c)	$18.30	$17.17	$15.89	$14.68	$15.57
Weighted-average number of common shares outstanding – basic	18,991,768	18,050,189	18,013,693	17,555,140	12,183,352
Weighted-average number of common shares outstanding – diluted	19,122,260	18,208,684	18,155,463	17,687,795	12,306,224
Common shares outstanding at end of period	19,565,029	18,287,449	18,200,067	18,404,864	14,836,727
Closing stock price at end of period	$30.10	$32.62	$32.46	$18.84	$25.93

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
Significant Ratios (a)
Return on average stockholders' equity	9.48%	8.54%	7.20%	2.69%	6.16%
Return on average tangible equity (d)	14.81	13.33	11.86	5.16	9.63
Return on average assets	1.19	1.10	0.94	0.35	0.74
Return on average assets adjusted for non-core items (e)	1.32	1.08	0.97	0.62	0.93
Average stockholders' equity to average assets	12.61	12.83	13.03	13.09	12.08
Average total loans to average deposits	89.37	86.10	83.22	80.08	79.58
Net interest margin	3.71	3.62	3.54	3.53	3.45
Efficiency ratio (f)	65.33	62.20	65.13	75.50	75.37
Efficiency ratio adjusted for non-core items (g)	61.32	61.85	64.30	67.49	69.55
Pre-provision net revenue to total average assets (h)	1.57	1.65	1.48	0.96	1.10
Dividend payout ratio	46.65	39.86	37.40	96.35	43.10
Total investment securities as percentage of total assets (c)	21.84%	24.42%	25.04%	26.67%	27.80%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(i)	0.71%	0.73%	1.13%	0.94%	0.69%
Nonperforming assets as a percent of total assets (c)(i)	0.49	0.49	0.75	0.62	0.47
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (c)(i)	0.71	0.74	1.16	0.98	0.75
Criticized loans as a percent of total loans (c)(j)	4.18	3.84	4.46	5.89	4.60
Classified loans as a percent of total loans (c)(k)	1.61	1.97	2.59	2.91	2.76
Allowance for loan losses as a percent of total loans (c)	0.74	0.80	0.83	0.81	1.10
Allowance for loan losses as a percent of nonperforming loans (c)(i)	104.35	108.52	73.43	86.05	159.58
Provision for loan losses as a percent of average total loans	0.21	0.16	0.17	0.72	0.02
Net charge-offs (recoveries) as a percent of average total loans (l)	0.15%	0.15%	0.09%	0.78%	(0.03)%
Capital Information (a)(c)
Common equity tier 1 capital ratio (m)	13.61%	13.26%	12.91%	13.36%	N/A
Tier 1 risk-based capital ratio	13.87	13.55	13.21	13.67	14.32
Total risk-based capital ratio (tier 1 and tier 2)	14.60	14.43	14.11	14.54	15.48
Leverage ratio	9.99%	9.75%	9.66%	9.52%	9.92%
Common equity tier 1 capital	$378,855	$327,172	$306,506	$288,416	N/A
Tier 1 capital	386,138	334,279	313,430	295,151	241,707
Total capital (tier 1 and tier 2)	406,333	355,977	334,957	313,974	261,371
Total risk-weighted assets	$2,782,995	$2,466,620	$2,373,359	$2,158,713	$1,687,968
Total stockholders' equity to total assets	13.03%	12.80%	12.68%	12.88%	13.25%
Tangible equity to tangible assets (b)	9.35%	9.14%	8.80%	8.69%	9.39%

(a)
Reflects the impact of the acquisition of Midwest Bancshares, Inc. ("Midwest") beginning May 30, 2014, Ohio Heritage Bancorp, Inc. ("Ohio Heritage") beginning August 22, 2014, North Akron Savings Bank ("North Akron") beginning October 24, 2014, NB&T beginning March 6, 2015 and ASB beginning April 13, 2018.

(b)
These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Capital/Stockholders’ Equity."

(c)	Data presented as of the end of the year indicated.

(d)
Return on average tangible equity represents a non-US GAAP financial measures since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Tangible Equity."

(e)
Return on average assets adjusted for non-core items represents a non-US GAAP financial measures since it excludes the release of the deferred tax asset valuation allowance, the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses in earnings.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Assets Adjusted for Non-Core Items."

(f)
The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio."

(g)
The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amounts represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio."

(h)
Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this ratio can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Pre-Provision Net Revenue."

(i)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(j)	Includes loans categorized as special mention, substandard and doubtful.

(k)	Includes loans categorized as substandard and doubtful.

(l)
Net charge-offs as a percent of average total loans increased in 2015 as Peoples recorded a $13.1 million charge-off associated with one large commercial relationship, resulting in 0.67% of the reported amount of 0.78%.

(m)
Peoples' capital conservation buffer was 6.60% at December 31, 2018, 6.43% at December 31, 2017, and 6.11% at December 31, 2016, compared to 2.50% for the fully phased in capital conservation buffer required by January 1, 2019.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)	the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the acquisition of ASB and the expansion of consumer lending activity;

(2)
Peoples' ability to integrate future acquisitions, including the pending merger with First Prestonsburg, may be unsuccessful, or may be more difficult, time-consuming or costly than expected, and expected cost savings, synergies and other financial benefits may not be realized or take longer than anticipated;

(3)	Peoples' ability to obtain regulatory approvals of the proposed merger of Peoples with First Prestonsburg on the proposed terms and schedule, may be unsuccessful;

(4)
competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, and Peoples' ability to attract, develop and retain qualified professionals;

(5)
changes in the interest rate environment due to economic conditions and/or the fiscal policies of the U.S. government and the Federal Reserve Board, which may adversely impact interest rates, interest margins, loan demand and interest rate sensitivity;

(6)
uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the FDIC, the Federal Reserve Board and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Act, and the Basel III regulatory capital reform;

(7)	the effects of easing restrictions on participants in the financial services industry;

(8)
local, regional, national and international economic conditions (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(9)	the existence or exacerbation of general geopolitical instability and uncertainty;

(10)	changes in policy and other regulatory and legal developments, including the Tax Cuts and Jobs Act, and uncertainty or speculation pending the enactment of such changes;

(11)
Peoples may issue equity securities in connection with future acquisitions, including the pending merger with First Prestonsburg if consummated, which could cause ownership and economic dilution to Peoples' current shareholders;

(12)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(13)
adverse changes in the economic conditions and/or activities, including, but not limited to, potential or imposed tariffs, continued economic uncertainty in the U.S., the European Union (including the uncertainty surrounding the actions to be taken to implement the referendum by British voters to exit the European Union), Asia, and other areas, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;

(14)	slowing or reversal of the current U.S. economic expansion;

(15)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(16)	changes in accounting standards, policies, estimates or procedures, which may adversely affect Peoples' reported financial condition or results of operations;

(17)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(18)	the discontinuation of LIBOR and other reference rates may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;

(19)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(20)	Peoples' ability to receive dividends from its subsidiaries;

(21)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

(22)	the impact of minimum capital thresholds established as a part of the implementation of Basel III;

(23)
the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;

(24)
the costs and effects of new federal and state laws, and other regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations;

(25)
Peoples' ability to secure confidential information through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(26)	Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including its primary core banking system provider;

(27)	Peoples' ability to anticipate and respond to technological changes which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(28)
operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;

(29)
changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(30)
the adequacy of Peoples' risk management program in the event of changes in market, economic, operational, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;

(31)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

(32)
significant changes in the tax laws, which may adversely affect the fair values of deferred tax assets and liabilities, and obligations of states and political subdivisions held in Peoples' investment securities portfolio;

(33)	Peoples' continued ability to grow deposits; and

(34)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of this Form 10-K.

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

◦
On October 29, 2018, Peoples entered into a merger agreement with First Prestonsburg, which calls for First Prestonsburg to merge into Peoples. First Prestonsburg is the parent company of First Commonwealth, which operates nine full-service branches located in eastern Kentucky. Following the merger of First Prestonsburg into Peoples, First Commonwealth will merge into Peoples Bank. This transaction is expected to close during the second quarter of 2019, subject to the satisfaction of customary closing conditions. Refer to Note 19 Acquisitions of the Notes to the Consolidated Financial Statements for additional information.

◦
At the close of business on April 13, 2018, Peoples closed the acquisition of ASB. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total consideration of $41.5 million. The acquisition added $239.2 million of loans, net of deferred fees and costs, and loans held for sale in the aggregate, and $198.6 million of total deposits at the acquisition date, after acquisition accounting adjustments. Peoples also recorded $2.6 million of other intangible assets and $18.1 million of goodwill. Refer to Note 19 Acquisitions of the Notes to the Consolidated Financial Statements for additional information.

◦
Multiple items impacted Peoples' income tax expense during 2018 and 2017, primarily as a result of the Tax Cuts and Jobs Act, which lowered the statutory federal corporate income tax rate to 21% as of January 1, 2018, from a previous rate of 35%.

▪
Beginning on January 1, 2018, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate, which resulted in lower income tax expense for 2018, compared to the 35% statutory federal corporate income tax rate for 2017.

▪
During the fourth quarter of 2018, Peoples finalized the remeasurement of its net deferred tax assets and liabilities at the new statutory federal corporate income tax rate of 21%, which resulted in a reduction to income tax expense of $0.7 million in 2018. The final adjustment was mainly due to Peoples' contribution of $3.2 million to Peoples' defined benefit pension plan during 2018.

▪
During 2018, Peoples released a valuation allowance which reduced income tax expense by $0.8 million. The valuation allowance was related to a historical tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.

▪	During the fourth quarter of 2017, as a result of its initial remeasurement at the new statutory federal corporate income tax rate, Peoples' wrote down its net deferred tax assets by $0.9 million.

◦
During 2018, Peoples incurred $7.5 million of acquisition-related costs, which included $203,000 of losses recorded in net loss on asset disposals and other transactions, and $7.3 million in total non-interest expense. The acquisition-related costs incurred in 2018 were primarily related to fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired. During 2017, Peoples incurred $341,000 in acquisition-related costs, which was all recorded in total non-interest expense. The acquisition costs in 2017 and 2018 were primarily related to the ASB acquisition.

◦
During 2018, Peoples incurred $267,000 in pension settlement costs due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Settlement costs of $242,000 were recognized during 2017.

◦
On July 31, 2018, Peoples entered into $50.0 million of interest rate swaps, which will mature between 2021 and 2028, with interest rates ranging from 2.92% to 3.00%. Additionally, the three interest rate swaps acquired with the ASB acquisition matured in July of 2018. On January 27, 2017, Peoples entered into $20.0 million of forward starting interest rate swaps, which became effective in January and April of 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. During 2016, Peoples entered into five forward starting interest rate swaps, with a $40 million notional value, to obtain short-term borrowings at fixed rates, with interest rates ranging from 1.49% to 1.83%, which became effective in 2018 and mature between 2022 and 2026. These swaps locked in funding rates for $40.0 million, in notional value, in FHLB advances that matured in 2018, which had interest rates ranging from 3.57% to 3.92%. For additional information regarding Peoples' interest rate swaps, refer to Note 14 Derivative Financial Instruments of the Notes to the Consolidated Financial Statements.

◦
During 2018, Peoples provided notification that it will be closing two full-service bank branches located in West Virginia, which are currently leased. The lease terms for these locations expire in 2019 and will not be renewed. Additionally, Peoples closed one insurance office located in Ohio when the lease for the location expired at the end of January 2019. During 2017, Peoples closed six full-service bank branches, four located in Ohio, and two located in West Virginia. Peoples continues to evaluate its bank branch network in an effort to optimize efficiency.

◦
On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $7.8 million of equity investment securities from available-for-sale investment securities to other investment securities and the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings. ASU 2016-01 also requires changes in the fair value of the equity investment securities to be recorded in non-interest income instead of other comprehensive income, which resulted in $207,000 of gains recorded in other non-interest income during 2018. During 2017, Peoples reduced its position in certain equity investment securities. This action was taken as a result of the high appreciation in the market value of these securities. The sales completed resulted in a net gain on investment securities of $3.0 million in 2017. As of December 31, 2018, Peoples had substantially reduced its equity investment securities portfolio.

◦
During 2017, Peoples borrowed an additional $75.0 million of long-term FHLB non-amortizing advances, which have interest rates ranging from 1.20% to 2.03% and mature between 2018 and 2022, of which $10.0 million matured during 2018. Peoples borrowed no additional long-term FHLB non-amortizing advances during 2018.

◦
On October 2, 2017, Peoples Insurance acquired a property and casualty focused independent insurance agency with annual net revenue of $0.8 million located in the Cleveland, Ohio area for total cash consideration of $1.7 million, and recorded $1.1 million of customer relationship intangibles, and $100,000 of fixed assets, resulting in $480,000 of goodwill.

◦
On January 31, 2017, Peoples Insurance acquired a third-party insurance administration company located in Piketon, Ohio for total cash consideration of $0.5 million, and recorded $0.5 million of customer relationship intangibles.

◦
On November 7, 2016, Peoples converted to an upgraded core banking system (including the related operating systems, data systems and products). The conversion resulted in a negative impact to pre-tax income of $1.3 million, or $0.05 in earnings per diluted share, for the full year of 2016, which included lost revenue and additional total non-interest expenses. Deposit account service charges were impacted by the system conversion as Peoples granted waivers of $85,000 related to account services charges in the month of the conversion. The remainder of the $1.3 million was recorded in various expense categories, primarily in other non-interest expense, professional fees, and salaries and employee benefit costs.

◦
The Federal Reserve Board began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased several times from a range of 0.25% to 0.50% to its current range of 2.25% to 2.50%. The recent pace of rate increases is expected to be slower in 2019, with perhaps no increases in 2019. The Federal Reserve Board began reducing the size of its $4.5 trillion balance sheet in the fourth quarter of 2017. However, in February 2019, they indicated that they could pause the unwinding of the balance sheet. If they continue to reduce the size of the balance sheet, it could result in higher interest rates. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples' operations. These rate increases drove higher loan and investment security yields as well as increases in deposit and wholesale funding costs.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. A summary of significant accounting policies is contained in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates and assumptions are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates or assumptions.
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
There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2018 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Peoples also evaluates unfunded commitments for construction loans, floor plan lines of credit, home equity lines of credit, other credit lines and letters of credit on a quarterly basis. The calculation of the reserve for unfunded commitments utilizes the same look back period as the allowance for loan losses, and is based on the reported losses on unfunded commitments during this look back period. This annualized loss rate is then applied to the probable drawn amount of the pooled unfunded commitments to determine the required reserve. Peoples also evaluates classified credit exposures with unfunded commitments individually to determine if a loss is both probable and reasonably estimable.
Business Combinations
Peoples utilizes the acquisition method of accounting for business combinations. As of the acquisition date, Peoples records the acquired company's net assets at fair value. The determination of fair value as of the acquisition date requires management to consider various factors that involve judgment and estimation, including the application of discount rates, attrition rates, future estimates of interest rates, as well as many other assumptions. These assumptions can have a material impact on the estimated fair value, and as a result, the goodwill recorded in a business combination.
Goodwill
Peoples records goodwill as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, and, in any case, at least annually.
The value of recorded goodwill is supported by revenue that is driven by the volume of business transacted and Peoples' ability to provide quality, cost-effective services in a competitive market place. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value.  An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.
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
The measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible assets (including unrecognized intangible assets), net of accumulated amortization, from the fair value of the reporting unit. The fair value of net tangible assets is calculated using the methodologies described in Note 2 Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements.
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
At October 1, 2018, management's qualitative analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. For further information regarding goodwill, refer to Note 6 Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements.
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
A valuation allowance is recognized to reduce any deferred tax asset when, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses, available-for-sale securities, and accrued employee benefits. Management determined a valuation allowance of $805,000 at December 31, 2017, to be recorded against the deferred tax assets associated with its investment in a partnership investment. In 2018, Peoples released the valuation allowance, which reduced income tax expense by $805,000. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance. No other valuation allowances were recorded at December 31, 2018.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2018 and 2017.

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
Detailed information regarding fair value measurements can be found in Note 2 Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2018 was $46.3 million, compared to $38.5 million in 2017 and $31.2 million in 2016, representing earnings per diluted common share of $2.41, $2.10 and $1.71, respectively. The growth during 2018 was driven by increases of $16.2 million in net interest income and $1.2 million in non-interest income, coupled with a $10.0 million decline in income tax expense. These benefits were partially offset by a $7.1 million increase in acquisition-related costs, coupled with the ongoing costs of the ASB acquisition. The increase in earnings during 2017 was driven by higher net interest income, which grew by $8.5 million, along with investment security gains of $3.0 million. These increases were partially offset by a $0.9 million write-down of net deferred tax assets in connection with the Tax Cuts and Jobs Act.
Net interest income was $129.6 million in 2018, an increase of 14%, compared to $113.4 million in 2017, which was up 8% compared to 2016. The growth during 2018 was mostly due to originated loan growth and the acquisition of ASB. Growth during 2017 was primarily due to originated loan growth. During both years, higher yields on investment securities and loans were tempered by an increase in deposit and borrowing costs. Net interest margin was 3.71% in 2018, an increase from 3.62% in 2017 and 3.54% in 2016. Accretion income, net of amortization expense, from acquisitions added approximately 6 basis points to net interest margin in 2018, compared to 10 basis points in 2017 and 11 basis points in 2016. In 2018, proceeds of $0.9 million were received on an investment security that, in prior years, had been written-down due to an other-than-temporary impairment, which added 3 basis points to the net interest margin, compared to $0.8 million, and 3 basis points, during 2017. Similar proceeds were not received in 2016.
In 2018, Peoples recorded provision for loan losses of $5.4 million, an increase of $1.7 million compared to the $3.8 million that was recorded in 2017 and higher than the $3.5 million recorded for 2016. The increase in 2018 from 2017 was driven primarily by loan growth and an increase in net charge-offs of $638,000. Net charge-offs in 2018 included $827,000 related to one acquired commercial loan relationship. The provision for loan losses represented amounts needed, in management's opinion, to maintain the appropriate level of the allowance for loan losses. Peoples recorded net charge-offs of $4.0 million during 2018, compared to $3.4 million for 2017 and $1.9 million for 2016. Net charge-offs as a percent of average total loans were 0.15% during 2018 and 2017, and 0.09% for 2016.
Total non-interest income increased $1.2 million, or 2%, in 2018 compared to 2017. The increase was led by higher income from mortgage banking, electronic banking, trust and investments, and insurance. Mortgage banking income increased because of the benefits of the mortgage origination operations acquired from ASB. In addition, other non-interest income grew during 2018 as a result of higher income related to Small Business Administration ("SBA") loans, coupled with the change in fair value of equity investment securities during 2018. The majority of these equity investment securities were liquidated during 2018, and the fair value change in future periods should be minimal.
Total non-interest income increased 9% in 2017 compared to 2016, and was primarily due to the gain on investment securities, coupled with increases in trust and investment, mortgage banking, and bank owned life insurance income. These increases were partially offset by a decrease in deposit account service charges. The increase in trust and investment income was due largely to the growth in the value of assets under administration and management. Mortgage banking income increased due to customer demand. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased late in the second quarter of 2016, for which a full year of income was recognized in 2017.

Total non-interest expense increased 17% during 2018, driven by the increase in acquisition-related expenses of $6.9 million compared to 2017. Also contributing to the changes were higher salaries and employee benefits costs. These costs grew $9.0 million and were the result of a combination of the one-time expenses associated with the ASB acquisition and the resulting increase in number of retained employees from the acquisition. Also contributing to the change were higher sales-based and incentive compensation, and merit increases. Merit increases included the implementation of a $15 per hour minimum wage standard established during 2018, which is expected to be fully implemented by January 1, 2020.
In 2017, total non-interest expense increased 1%, or $1.1 million, compared to 2016, largely due to higher salaries and benefit costs. The increase in salaries and benefit costs was driven by increased incentive compensation that was tied to corporate performance for 2017, coupled with higher medical insurance costs and pension settlement charges recognized in 2017. These increases were partially offset by declines in professional fees, communications expense, amortization of other intangible assets and the nonrecurring $1.3 million in core banking system conversion costs that were incurred in 2016.
Income tax expense was $8.7 million in 2018 compared to $18.7 million in 2017. The reduction in income tax expense compared to 2017 was largely a result of the Tax Cuts and Jobs Act, which lowered the federal corporate income tax rate from 35% to 21%, combined with the release of a tax valuation allowance of $0.8 million and the final impact related to the statutory federal corporate income tax rate change of $0.7 million during 2018. Income tax expense increased $4.6 million, or 33%, in 2017 compared to 2016, largely due to the increase in pre-tax income in the comparison and the remeasurement of net deferred tax assets as of December 31, 2017.
At December 31, 2018, total assets were up 11%, or $409.8 million, to $3.99 billion versus $3.58 billion at year-end 2017. The increase was primarily related to the acquisition of ASB and $213.7 million of originated loan growth. The allowance for loan losses increased slightly to $20.2 million, or 0.74% of total loans, net of deferred fees and costs, compared to $18.8 million and 0.80%, respectively, at December 31, 2017.
Total liabilities were $3.47 billion at December 31, 2018, up $348.2 million since December 31, 2017. At December 31, 2018, total deposits increased $225.1 million to $2.96 billion, compared to the prior year-end. Total demand deposits increased $32.2 million, or 3%, and were 40% of total deposits at December 31, 2018 compared to 42% of total deposits at December 31, 2017. The growth in deposits in 2018 compared to the prior year-end was primarily due to acquired ASB deposit balances of $198.6 million. An increase in total borrowed funds of $112.3 million to $465.8 million at December 31, 2018, compared to $353.5 million at December 31, 2017, also contributed to the change in total liabilities.
At December 31, 2018, total stockholders' equity was $520.1 million, up 13%, or $61.5 million, from December 31, 2017. The increase was primarily due to earnings of $46.3 million during 2018, the issuance of $40.9 million of common stock related to the acquisition of ASB, and equity-based compensation. Dividends of $21.6 million paid to shareholders and reductions in the market value of investment securities, partially offset these increases.
Peoples exceeded the capital required by the Federal Reserve Board to be deemed "well capitalized." Regulatory capital was impacted by the ASB acquisition during 2018, which created increases in capital and risk-weighted assets. Peoples' tier 1 capital ratio increased to 13.87% at December 31, 2018, versus 13.55% at December 31, 2017, while the total capital ratio was 14.60% at December 31, 2018, versus 14.43% at December 31, 2017. The common equity tier 1 risk-based capital ratio was 13.61% at December 31, 2018 compared to 13.26% at December 31, 2017. Peoples' book value and tangible book value per share were $26.59 and $18.30, respectively, at December 31, 2018, compared to $25.08 and $17.17, respectively, at December 31, 2017. Additional information regarding capital requirements can be found in Note 16 Regulatory Matters of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
Interest Income and Expense
Peoples earns interest income on loans and investments, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a statutory federal corporate income tax rate of 21% for 2018, as a result of the Tax Cuts and Jobs Act, and 35% for 2017 and 2016. Management believes the resulting fully tax-equivalent ("FTE") net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Net interest income	$129,612	$113,377	$104,865
Taxable equivalent adjustments	881	1,912	2,027
Fully tax-equivalent net interest income	$130,493	$115,289	$106,892

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2018			2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$19,462	$402	2.07%	$12,616	$144	1.14%	$9,667	$50	0.52%
Investment Securities (a)(b):
Taxable (c)	784,108	23,283	2.97%	768,336	20,598	2.68%	753,213	18,606	2.47%
Nontaxable	94,023	3,123	3.32%	107,604	4,497	4.18%	112,808	4,810	4.26%
Total investment securities	878,131	26,406	3.01%	875,940	25,095	2.86%	866,021	23,416	2.70%
Loans (b)(d):
Commercial real estate, construction	122,007	5,970	4.83%	110,124	4,800	4.30%	88,559	3,455	3.84%
Commercial real estate, other	819,606	41,102	4.95%	743,517	35,240	4.67%	721,535	33,651	4.59%
Commercial and industrial	517,026	26,042	4.97%	439,178	19,944	4.48%	376,881	15,769	4.12%
Residential real estate (e)	577,858	25,965	4.49%	514,024	22,256	4.33%	557,537	24,279	4.35%
Home equity lines of credit	127,852	6,712	5.25%	110,910	4,965	4.48%	109,164	4,853	4.45%
Consumer, indirect	373,450	14,627	3.92%	306,338	10,975	3.58%	207,095	7,432	3.59%
Consumer, direct	73,171	4,919	6.72%	69,889	5,018	7.18%	72,404	4,566	6.29%
Total loans	2,610,970	125,337	4.75%	2,293,980	103,198	4.50%	2,133,175	94,005	4.41%
Less: Allowance for loan losses	(19,359)			(18,713)			(17,564)
Net loans	2,591,611	125,337	4.80%	2,275,267	103,198	4.50%	2,115,611	94,005	4.40%
Total earning assets	3,489,204	152,145	4.33%	3,163,823	128,437	4.03%	2,991,299	117,471	3.90%
Intangible assets	158,115			144,696			147,981
Other assets	224,513			201,755			181,167
Total assets	$3,871,832			$3,510,274			$3,320,447
Deposits:
Savings accounts	$468,624	$303	0.06%	$442,684	$249	0.06%	$434,140	$231	0.05%
Government deposit accounts	306,356	1,521	0.50%	294,053	704	0.24%	296,590	570	0.19%
Interest-bearing demand accounts	564,345	750	0.13%	367,699	543	0.15%	260,788	217	0.08%
Money market accounts	386,607	1,359	0.35%	389,885	877	0.22%	401,693	702	0.17%
Retail certificates of deposit	383,929	4,842	1.26%	358,307	2,997	0.84%	406,298	3,181	0.78%
Brokered deposits	220,109	4,930	2.24%	98,793	1,784	1.81%	41,613	1,041	2.50%
Total interest-bearing deposits	2,329,970	13,705	0.59%	1,951,421	7,154	0.37%	1,841,122	5,942	0.32%
Borrowed Funds:
Short-term FHLB advances	219,897	4,494	2.04%	100,205	1,160	1.16%	86,260	384	0.45%
Repurchase agreements and other	79,149	744	0.94%	82,042	374	0.46%	72,909	124	0.17%
Total short-term borrowings	299,046	5,238	1.75%	182,247	1,534	0.84%	159,169	508	0.32%
Long-term FHLB advances	109,944	2,192	1.99%	136,799	2,794	2.04%	84,605	2,238	2.65%
Wholesale repurchase agreements	—	—	—%	33,315	1,225	3.68%	40,000	1,475	3.69%
Other borrowings	7,338	517	7.05%	6,977	441	6.34%	6,781	416	6.13%
Total long-term borrowings	117,282	2,709	2.31%	177,091	4,460	2.52%	131,386	4,129	3.14%
Total borrowed funds	416,328	7,947	1.90%	359,338	5,994	1.67%	290,555	4,637	1.60%
Total interest-bearing liabilities	2,746,298	21,652	0.79%	2,310,759	13,148	0.57%	2,131,677	10,579	0.50%
Non-interest-bearing deposits	591,592			713,027			722,291
Other liabilities	45,803			36,109			33,813
Total liabilities	3,383,693			3,059,895			2,887,781
Total stockholders’ equity	488,139			450,379			432,666
Total liabilities and stockholders’ equity	$3,871,832			$3,510,274			$3,320,447
Interest rate spread (b)		$130,493	3.54%		$115,289	3.46%		$106,892	3.40%
Net interest margin (b)			3.71%			3.62%			3.54%

(a)	Average balances are based on carrying value.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate for 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.

(c)
Interest income and yield presented for 2018 and 2017 includes $0.9 million and $0.8 million, respectively, of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years.

(d)
Average balances include nonaccrual, impaired loans, and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(e)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2017 to 2018			Changes from 2016 to 2017
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$155	$103	$258	$75	$19	$94
Investment Securities (b):
Taxable	2,254	431	2,685	1,612	380	1,992
Nontaxable	(851)	(523)	(1,374)	(94)	(219)	(313)
Total investment income	1,403	(92)	1,311	1,518	161	1,679
Loans (b):
Commercial real estate, construction	622	548	1,170	445	900	1,345
Commercial real estate, other	2,122	3,740	5,862	611	978	1,589
Commercial and industrial	2,324	3,774	6,098	1,454	2,721	4,175
Residential real estate	865	2,844	3,709	(138)	(1,885)	(2,023)
Home equity lines of credit	928	819	1,747	34	78	112
Consumer, indirect	1,090	2,562	3,652	(147)	3,559	3,412
Consumer, direct	(329)	230	(99)	740	(157)	583
Total loan income	7,622	14,517	22,139	2,999	6,194	9,193
Total interest income	9,180	14,528	23,708	4,592	6,374	10,966
INTEREST EXPENSE:
Deposits:
Savings accounts	38	16	54	13	5	18
Government deposit accounts	787	30	817	139	(5)	134
Interest-bearing demand accounts	(59)	266	207	214	112	326
Money market accounts	489	(7)	482	197	(22)	175
Retail certificates of deposit	1,618	227	1,845	208	(392)	(184)
Brokered certificates of deposit	515	2,631	3,146	(357)	1,100	743
Total deposit cost	3,388	3,163	6,551	414	798	1,212
Borrowed funds:
Short-term borrowings	469	3,235	3,704	343	683	1,026
Long-term borrowings	(628)	(1,123)	(1,751)	(586)	917	331
Total borrowed funds cost	(159)	2,112	1,953	(243)	1,600	1,357
Total interest expense	3,229	5,275	8,504	171	2,398	2,569
Net interest income	$5,951	$9,253	$15,204	$4,421	$3,976	$8,397

(a)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)
Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate for 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.

During 2018, Peoples recognized accretion income, net of amortization expense, from acquisitions of $2.2 million, which added approximately 6 basis points to net interest margin, compared to $3.1 million and 10 basis points in 2017, and

$3.5 million and 11 basis points in 2016. During 2018, proceeds of $894,000 were received on an investment security that had been, in previous years, written-down due to an other-than-temporary impairment, which added 3 basis points to the net interest margin, compared to $814,000, and 3 basis points, in 2017. No such amount was recorded in 2016. Additional interest income in 2018 from prepayment fees and interest recovered on nonaccrual loans was $420,000, compared to $826,000 in 2017 and $964,000 in 2016. The primary driver of the increase in net interest income during the past two years has been the higher loan balances resulting from organic growth and the ASB acquisition in 2018.
During 2018 and 2017, net interest income also benefited from increases in interest rates. Funding costs increased in 2018 and 2017 as the Federal Reserve Board raised the benchmark Federal Funds Target Rate by 25 basis points in each of December of 2016, and March, June and December of 2017, as well as March, June, September, and December of 2018. These rate increases drove higher loan and investment security yields, which outpaced increases in deposit and wholesale funding costs in 2018 and 2017.
Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the "FINANCIAL CONDITION" section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption "Interest Rate Sensitivity and Liquidity."
Provision for Loan Losses
The following table details Peoples’ provision for loan losses recognized for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Loan losses	$4,677	$3,050	$2,890
Checking account overdrafts	771	722	649
Provision for loan losses	$5,448	$3,772	$3,539
As a percent of average total loans	0.21%	0.16%	0.17%
The provision for loan losses represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience, current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs. The provision for loan losses recorded in 2018 was primarily due to continued loan growth and net charge-offs of $2.0 million related to consumer indirect lending, coupled with charge-offs of $827,000 related to one acquired commercial loan relationship. The provision for loan losses recorded in 2017 and 2016 was driven by loan growth and stable asset quality trends.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption "Allowance for Loan Losses."
Net Gains (Losses) Included in Total Non-Interest Income
The following table details Peoples’ net gains and losses, recognized in total non-interest income, for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Net (loss) gain on investment securities	$(146)	$2,983	$930
Net loss on asset disposals and other transactions	(334)	(63)	(1,133)
During 2017, Peoples reduced its position in certain equity investment securities, which resulted in net gains on investment securities of $3.0 million.

The following table details the net loss on asset disposals and other transactions for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2018	2017	2016
Net (loss) gain on other assets	$(224)	$28	$(188)
Net loss on debt extinguishment	(13)	—	(707)
Net loss on OREO	(21)	(116)	(34)
Net (loss) gain on other transactions	(76)	25	(204)
Net loss on asset disposals and other transactions	$(334)	$(63)	$(1,133)
The net loss on other assets during 2018 was primarily due to the disposal of $190,000 of ASB fixed assets acquired coupled with $198,000 of market value write-downs related to closed offices that were held for sale. The net loss on other transactions during 2018 was due to the write-down of a limited partnership investment.
During 2017, the net loss on OREO was a result of the sale of two commercial properties. The net gain on other assets during 2017 was due to the sale of a previously closed branch, which was offset partially by a loss on the sale of a parking lot that was no longer being utilized.
The net loss on debt extinguishment in 2016 was mainly due to the prepayment of $20.0 million of long-term FHLB advances. The net loss on other transactions during 2016 was related to the write-down of an investment made in an asset that had a corresponding tax benefit to Peoples. The net loss on other assets during 2016 was due mainly to the closing of a leased office and related disposal of leasehold improvements.
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: insurance income; trust and investment income; electronic banking income ("e-banking"); and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. As a result, total non-interest income excluding net gains and losses accounted for 30.6% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2018, compared to 31.7% in 2017 and 32.8% in 2016. The slight decline in Peoples' total non-interest income excluding net gains and losses as a percent of total revenue during 2018 from 2017 was primarily due to increased net interest income due to originated loan growth and the acquisition of ASB, as well as interest rate increases. The decline in the ratio in 2017 compared to 2016 was primarily due to increased net interest income resulting from loan growth and higher interest rates.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Property and casualty insurance commissions	$10,512	$10,298	$10,064
Life and health insurance commissions	2,276	1,759	1,733
Performance-based commissions	1,452	1,457	1,742
Other fees and charges	572	690	307
Insurance income	$14,812	$14,204	$13,846
The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes and overall financial performance of the individual insurance carriers. The increase in life and health insurance commissions was primarily due to timing of revenue recognition attributable to the implementation of ASU 2014-09. The increase in other fees and charges during 2017 was due to the acquisition of a third-party insurance administration company that occurred in January 2017.

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Fiduciary	$6,579	$6,360	$5,929
Brokerage	4,001	3,538	3,171
Employee benefits	$1,963	$1,660	$1,489
Trust and investment income	$12,543	$11,558	$10,589
The following table details Peoples’ assets under administration and management at year-end December 31:

(Dollars in thousands)	2018	2017	2016
Trust assets under administration and management	$1,384,113	$1,452,959	$1,301,509
Brokerage assets under administration and management	849,188	887,303	777,771
Total assets under administration and management	$2,233,301	$2,340,262	$2,079,280
Annual average	$2,342,102	$2,221,747	$2,002,537
During 2018, the increases in fiduciary and brokerage revenues were due to a combination of growth of new business, primarily in fee-based accounts, and growth in retirement benefit plans. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services. Average assets under administration and management during 2018 increased compared to 2017 due primarily to new assets under administration and management, coupled with an increase in the market value of accounts. The U.S. financial markets shifted downward at the end of 2018, resulting in the decline in end-of-period assets under administration and management at December 31, 2018 compared to December 31, 2017. During 2017, the increase in fiduciary and brokerage revenues was primarily due to the increase in assets under administration and management, which were positively impacted by the U.S. financial markets, and retirement benefits plans.
E-banking income increased $1.1 million to $11.5 million in 2018, compared to $10.4 million in both 2017 and 2016. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increase in e-banking income in 2018 was the result of the increased usage of debit cards by more customers, which includes the impact of additional customers and accounts related to the acquisition of ASB. In 2018, Peoples' customers used their debit cards to complete $801 million of transactions, versus $729 million in 2017 and $728 million in 2016.
Deposit account service charges, which are based on the recovery of costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Overdraft and non-sufficient funds fees	$6,571	$6,720	$7,849
Account maintenance fees	2,718	2,276	2,260
Other fees and charges	489	618	553
Deposit account service charges	$9,778	$9,614	$10,662
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. The slight decline in overdraft and non-sufficient funds fees between 2018 and 2017 was partially due to changes made to the calculation of fees to be more in line with industry practices. The increase in account maintenance fees in 2018, compared to 2017, was largely due to implementation of new consumer checking products that occurred near the end of 2017. Other fees and charges declined in 2018, compared to 2017, mainly due to changes made in the calculation of personalized check fees. The increase between 2017 and 2016 in account maintenance fees was the result of higher fees received on commercial and consumer checking accounts.

The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Mortgage banking income	$3,333	$1,872	$1,304
Bank owned life insurance income	1,955	1,950	1,414
Commercial loan swap fee income	681	1,232	1,076
Other non-interest income (a)	2,655	1,865	1,826
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a gain in income of $207,000 for 2018.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income increased 78.0% in 2018, largely due to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition, and increased 43.6% in 2017, due to customer demand. In 2018, Peoples sold approximately $66.3 million of loans to the secondary market with servicing retained and sold approximately $56.4 million in loans with servicing released. Peoples sold $65.2 million of loans to the secondary market with servicing retained during 2017 and $67.1 million in 2016.
Bank owned life insurance income was essentially flat during 2018 compared to 2017. Peoples purchased no additional bank owned life insurance policies during 2018 and 2017; however, $4.8 million was acquired in the ASB acquisition. During 2017, bank owned life insurance income increased to $2.0 million, compared to $1.4 million in 2016. The increase in bank owned life insurance income was the result of the additional $35.0 million of bank owned life insurance policies that were purchased in the second quarter of 2016, for which a full year was recognized in 2017.
Commercial loan swap fee income is largely dependent on the timing and volume of customer activity. During 2018, an increase in the number of individual transactions was more than offset by a decline in the average size of each transaction, resulting in lower commercial loan swap fee income in 2018, compared to 2017.
The increase in other non-interest income in 2018 compared to 2017 was primarily due to an increase of $318,000 in the income related to the sale of SBA loans. During 2018, other non-interest income also included $207,000 recorded in connection with the implementation of a new accounting standard, which modified how the change in the fair value of equity investment securities was recorded effective January 1, 2018.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Base salaries and wages	$46,438	$39,669	$39,422
Sales-based and incentive compensation	11,703	10,223	8,752
Employee benefit costs	6,528	6,487	5,682
Stock-based compensation	2,575	1,802	1,392
Deferred personnel costs	(2,151)	(1,835)	(1,779)
Payroll taxes and other employment costs	4,215	3,930	3,964
Salaries and employee benefit costs	$69,308	$60,276	$57,433
Full-time equivalent employees:
Actual at end of the period	871	774	782
Average during the period	840	778	804

Base salaries and wages in 2018 included $2.2 million of one-time expenses associated with the acquisition of ASB. The ongoing retention of ASB employees also contributed to the increase in base salaries and wages, and in the number of employees in 2018 compared to 2017. Merit increases also contributed to the increase in base salaries and wages during 2018, which included the implementation of a $15 per hour minimum wage throughout the company, which was announced in early 2018 and will be fully implemented by January 1, 2020.

Sales-based and incentive compensation increased in 2018 and 2017 largely due to higher incentive compensation related to the mortgage banking income growth, coupled with improvement in corporate performance for 2018. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions for inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
During 2018, employee benefit costs were relatively flat compared to 2017. Employee benefit costs increased during 2017 compared to 2016 from higher medical insurance costs and pension settlement charges recognized. Settlement charges are largely based on the timing of retirements of plan participants and their election of lump-sum distributions. A pension settlement charge is recognized when the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeds threshold for recognizing such charges during the period. Management anticipates continued pension settlement charges in future years as plan participants retire and elect lump-sum distributions from the pension plan.
Stock-based compensation is generally recognized over the vesting period, which can range from immediate vesting to three-year vesting, for the portion of awards that are expected to vest, and at the vesting date, an adjustment is made to recognize the entire expense for vested awards and reverse expense for non-vested awards. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year vesting. The increase in stock-based compensation during the three years presented in the table above correlates to Peoples' improved performance during recent years. The increase in 2018, compared to 2017, was also impacted by the Board of Directors granting 12,144 unrestricted common shares to full-time and part-time employees who did not already participate in the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan, which resulted in stock-based compensation of $416,000. Additional information regarding Peoples' stock-based compensation plans and awards can be found in Note 17 Stock-Based Compensation of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each year corresponds directly with the level of new loan originations. Higher loan originations in 2018 compared to 2017 drove the increase in deferred personnel costs during 2018. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption "Loans."
Payroll taxes and other employee costs increased during 2018 as a result of higher base salaries and wages, sales-based and incentive compensation, and employee benefits compared to 2017.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2018	2017	2016
Depreciation expense	$4,937	$4,850	$5,079
Repairs and maintenance costs	2,825	2,573	2,345
Net rent expense	961	931	901
Property taxes, utilities and other costs	2,549	2,279	2,410
Net occupancy and equipment expense	$11,272	$10,633	$10,735
Net occupancy and equipment expense increased during 2018 primarily due to the increased maintenance costs, property taxes, utilities and other costs related to the addition of seven full-service bank branches and two loan production offices from the ASB acquisition and ongoing increased operating costs associated with the expanded footprint. Increases in depreciation expense related to the additional branches were partially offset by the full-year impact of the closure of six full-service branches during 2017.
During 2017, depreciation expense decreased as assets became fully depreciated, branches were closed and new fixed asset purchases decreased. Management continues to monitor capital expenditures and explore opportunities to enhance Peoples' operating efficiency.

The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Professional fees	$7,862	$6,575	$7,436
Electronic banking expense	6,057	5,874	5,992
Data processing and software expense	5,419	4,441	3,763
Amortization of other intangible assets	3,338	3,516	4,030
Franchise tax expense	2,771	2,246	2,192
Marketing expense	1,962	1,714	1,594
FDIC insurance expense	1,546	1,816	1,899
Foreclosed real estate and other loan expenses	1,431	873	859
Communication expense	1,265	1,475	2,261
Other non-interest expense	13,746	8,536	8,717
Professional fees increased in 2018 compared to 2017 due to higher consulting expenses and an increase of $785,000 in acquisition-related expenses (investment banking and legal fees).
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as internet and mobile banking costs. The increase in 2018 and 2017 was due to customers completing a higher volume of transactions using their debit cards, and Peoples' internet and mobile banking service.  Also contributing to the increase in 2018 was the addition of accounts related to the ASB acquisition. These factors also produced a greater increase in the corresponding e-banking revenues over the same period.
Data processing and software expense includes software support, maintenance and depreciation expense. These costs increased during 2018 due to the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers, growth in the number of accounts, implementation of customer relationship profitability and a new floor plan system implemented at the end of 2017. The increase during 2017 was due to the increase of software support and higher depreciation related to software and the core banking system conversion in late 2016, which provides additional customer services and capabilities.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets declined during 2018 and 2017 as a result of the amortization schedules related to core deposit and customer relationship intangible assets arising from acquisitions. The decline during 2018 was partially offset by additional amortization related to the acquisition of ASB.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity at year-end, in the states where Peoples has a physical presence.  Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio. Expenses related to state franchise taxes, which includes Ohio FIT, increased in 2018 due to additional equity from the issuance of common shares related to the acquisition of ASB and from operating results.
In 2018, marketing expense, which includes advertising, donations and other public relations costs, increased $248,000 from 2017.  The increase during 2018 includes $119,000 of one-time acquisition-related expenses and additional marketing campaigns in the new market areas. During 2017, marketing expense increased primarily due to higher donations to Peoples Bank Foundation, Inc. Peoples formed this private foundation in 2004 to make charitable contributions to organizations within Peoples' primary market area. Future contributions to Peoples Bank Foundation, Inc. will be evaluated on an annual basis, with the determination of the amount of any contribution based largely on the perceived level of need within the communities Peoples serves.
The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Peoples experienced improvements in each of these categories during 2017 and 2018, leading to a reduction in the quarterly FDIC assessment rate, which offset increases in the expense that are attributable to the asset growth experienced during the last two years. Peoples' 2017 FDIC insurance expense also decreased slightly from 2016 as assessment changes became effective July 1, 2016. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."

Foreclosed real estate and other loan expenses increased during 2018 due to higher real estate loan expense and collection expenses. The higher real estate loan expense was due to additional mortgage processing associated with the acquired origination group from the ASB acquisition. The increase in collection expenses was related to the growth in indirect consumer lending.
The decrease in communication expense during 2018 was attributable to the re-negotiation of contracts with vendors. The decrease in 2017 compared to 2016 resulted from the consolidation of traditional phone lines to a method of transmitting all voice traffic over the internet and the discontinuation of overlapping traditional phone line contracts that occurred during the transition.
Other non-interest expense increased $5.2 million in 2018 compared to 2017, and decreased $181,000 in 2017 compared to 2016. The increase during 2018 was driven by $3.6 million of one-time acquisition-related expenses in 2018 compared to $14,000 in 2017. The 2018 acquisition-related expenses related mainly to contract termination fees and other costs related to the system conversion. The remaining increase in 2018 compared to 2017 was made up of various other small items. During 2016, Peoples recorded $0.7 million of expense related to the core system conversion costs.
Income Tax Expense
A key driver for the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, bank owned life insurance, stock awards that settled or vested during the year, and investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements.
On January 1, 2018, the Tax Cuts and Jobs Act lowered the statutory federal corporate income tax rate from 35% to 21%, and was the primary cause of the decline in Peoples' income tax expense for 2018 compared to 2017. The difference of 14% in the statutory federal corporate income tax rate between 2018 and 2017, applied to the income before income taxes for 2018, equates to a $7.7 million reduction in income tax expense. During the fourth quarter of 2018, the final remeasurement of deferred tax assets and deferred tax liabilities at the new statutory federal corporate income tax rate of 21%, down from 35%, resulted in a reduction to income tax expense of $0.7 million. During the fourth quarter of 2017, as a result of its initial remeasurement of deferred tax assets and deferred tax liabilities at the new statutory federal corporate income tax rate, Peoples wrote down its net deferred tax assets by $0.9 million, which had a direct impact on income tax expense recorded during 2017. Additionally, as of December 31, 2017, Peoples early adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify, from accumulated other comprehensive income to retained earnings, the stranded income tax effects in accumulated other comprehensive loss resulting from the Tax Cuts and Jobs Act.
In 2018, Peoples released a valuation allowance, which reduced income tax expense by $0.8 million. The valuation allowance was related to a historic tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historic tax credit investment, resulting in the release of the valuation allowance.
Peoples recorded a tax benefit of $332,000 in 2018 and a tax benefit of $154,000 in 2017, as the result of the adoption of ASU 2016-09, which became effective January 1, 2017. The tax benefit related to stock awards that settled or vested during the year, with the majority recorded in the first quarter of each year.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense and, therefore, excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2018	2017	2016	2015	2014
Income before income taxes	$54,941	$57,203	$45,282	$14,816	$24,178
Add: provision for loan losses	5,448	3,772	3,539	14,097	339
Add: net loss on debt extinguishment	13	—	707	520	—
Add: net loss on OREO	21	116	34	529	68
Add: net loss on investment securities	146	—	—	—	—
Add: net loss on other assets	224	—	188	696	430
Add: net loss on other transactions	76	—	204	43	—
Less: net gain on debt extinguishment	—	—	—	—	67
Less: net gain on investment securities	—	2,983	930	729	398
Less: net gain on other assets	—	28	—	—	—
Less: net gain on other transactions	—	25	—	—	—
Pre-provision net revenue	$60,869	$58,055	$49,024	$29,972	$24,550
Total average assets	$3,871,832	$3,510,274	$3,320,447	$3,111,853	$2,240,534
Pre-provision net revenue to total average assets	1.57%	1.65%	1.48%	0.96%	1.10%
During 2018, PPNR was higher while the pre-provision net revenue to total average assets ratio declined compared to 2017. The growth of average assets during the year, which was partially attributable to the ASB acquisition, outpaced the increase in PPNR, which was diminished by $7.3 million of acquisition-related expenses. The increase in PPNR in 2017 was due to the increase in revenue as a result of net interest income growth offset partially by a slight increase in total non-interest expenses. The increase in the PPNR in 2016 was primarily due to an increase in revenue as a result of net interest income growth coupled with a decrease in total non-interest expense. The increase in the PPNR in 2015 was primarily due to the completion of the NB&T acquisition and recognition of a full year of revenue for acquisitions completed during 2014. The decrease in the pre-provision net revenue to total average assets ratio for 2015 compared to 2014 reflected the increase of average assets, which also was reflective of the NB&T acquisition, offsetting the increase in PPNR, which was diminished by acquisition-related expenses of $10.7 million.
Core Non-Interest Income and Expense (non-US GAAP)
Core non-interest income and core non-interest expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-US GAAP since they exclude the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges and other non-recurring expenses.
The following tables provide reconciliations of these non-US GAAP measures to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2018	2017	2016	2015	2014

Core non-interest income:
Total non-interest income	$56,754	$55,573	$50,867	$46,382	$40,020
Less: net (loss) gain on investment securities	(146)	2,983	930	729	398
Less: net loss on asset disposals and other transactions	(334)	(63)	(1,133)	(1,788)	(431)
Total non-interest income excluding net gains and losses	$57,234	$52,653	$51,070	$47,441	$40,053
Plus: core banking system conversion revenue waived	—	—	85	—	—
Core non-interest income excluding net gains and losses	$57,234	$52,653	$51,155	$47,441	$40,053

(Dollars in thousands)	2018	2017	2016	2015	2014

Core non-interest expense:
Total non-interest expense	$125,977	$107,975	$106,911	$115,081	$85,009
Less: system conversion expenses	—	—	1,259	—	—
Less: acquisition-related expenses	7,262	341	—	10,722	4,752
Less: pension settlement charges	267	242	—	459	1,400
Less: other non-core charges	—	—	—	592	298
Core non-interest expense	$118,448	$107,392	$105,652	$103,308	$78,559
Efficiency Ratio (non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income excluding net gains and losses. This measure is non-US GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2018	2017	2016	2015	2014

Efficiency ratio:
Total non-interest expense	$125,977	$107,975	$106,911	$115,081	$85,009
Less: amortization of other intangible assets	3,338	3,516	4,030	4,077	1,428
Adjusted total non-interest expense	122,639	104,459	102,881	111,004	83,581

Total non-interest income excluding net gains and losses	57,234	52,653	51,070	47,441	40,053

Net interest income	129,612	113,377	104,865	97,612	69,506
Add: fully tax-equivalent adjustment (a)	881	1,912	2,027	1,978	1,335
Net interest income on a fully tax-equivalent basis	130,493	115,289	106,892	99,590	70,841

Adjusted revenue	$187,727	$167,942	$157,962	$147,031	$110,894

Efficiency ratio	65.33%	62.20%	65.13%	75.50%	75.37%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$118,448	$107,392	$105,652	$103,308	$78,559
Less: amortization of other intangible assets	3,338	3,516	4,030	4,077	1,428
Adjusted core non-interest expense	115,110	103,876	101,622	99,231	77,131

Core non-interest income excluding net gains and losses	57,234	52,653	51,155	47,441	40,053
Net interest income on a fully tax-equivalent basis	130,493	115,289	106,892	99,590	70,841
Adjusted core revenue	$187,727	$167,942	$158,047	$147,031	$110,894

Efficiency ratio adjusted for non-core items	61.32%	61.85%	64.30%	67.49%	69.55%
(a) Based on a 21% statutory federal corporate income tax rate for 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior periods.
The increase in the efficiency ratio between 2018 and 2017 was driven by acquisition-related expenses of $7.3 million in 2018, compared to $341,000 in 2017. The continued decline in the efficiency ratio adjusted for non-core items in recent years has been driven by acquisitions, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. Managing expenses has been a major focus over the last three years, however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the release of the deferred tax asset valuation allowance, the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses in earnings.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2018	2017	2016	2015	2014

Return on average assets:
Net income	$46,255	$38,471	$31,157	$10,941	$16,684
Total average assets	3,871,832	3,510,274	3,320,447	3,111,853	2,240,534
Return on average assets	1.19%	1.10%	0.94%	0.35%	0.74%
Return on average assets adjusted for non-core items:
Net income	46,255	38,471	31,157	10,941	16,684
Add: core banking system conversion revenue waived, net of tax (a)	—	—	55	—	—
Add: net loss on investment securities, net of tax (a)	115	—	—	—	—
Less: net gain on investment securities, net of tax (a)	—	(1,939)	(605)	(474)	(259)
Add: net loss on asset disposals and other transactions, net of tax (a)	264	41	736	1,162	280
Add: system conversion expenses, net of tax (a)	—	—	818	—	—
Add: acquisition-related expenses, net of tax (a)	5,737	222	—	6,969	3,089
Add: pension settlement charges, net of tax (a)	211	157	—	298	910
Add: other non-core charges, net of tax (a)	—	—	—	385	194
Less: release of deferred tax asset valuation allowance	(805)	—	—	—	—
Less: impact of Tax Cuts and Jobs Act on deferred tax liability	(705)	—	—	—	—
Add: impact of Tax Cuts and Jobs Act on deferred tax assets	—	897	—	—	—
Net income adjusted for non-core items	$51,072	$37,849	$32,161	$19,281	$20,898
Total average assets	3,871,832	3,510,274	3,320,447	3,111,853	2,240,534
Return on average assets adjusted for non-core items	1.32%	1.08%	0.97%	0.62%	0.93%
(a) Based on a 21% statutory federal corporate income tax rate for 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior periods.

Return on Average Tangible Equity (non-US GAAP)
The return on average tangible equity ratio is a key financial measure used to monitor performance. The return on tangible equity is calculated as net income (less after-tax impact of amortization of other intangible assets) divided by tangible equity. This measure is non-US GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

(Dollars in thousands)	2018	2017	2016	2015	2014
Net income excluding amortization of other intangible assets:
Net income	$46,255	$38,471	$31,157	$10,941	$16,684
Add: amortization of other intangible assets	3,338	3,516	4,030	4,077	1,428
Less: tax effect of amortization of other intangible assets (a)	701	1,231	1,411	1,427	500
Net income excluding amortization of other intangible assets	48,892	40,756	33,776	13,591	17,612
Average tangible equity:
Total average stockholders' equity	$488,139	$450,379	$432,666	$407,296	$270,689
Less: average goodwill and other intangible assets	158,115	144,696	147,981	144,013	87,821
Average tangible equity	$330,024	$305,683	$284,685	$263,283	$182,868
Return on average stockholders' equity ratio:
Net income	$46,255	$38,471	$31,157	$10,941	$16,684
Average stockholders' equity	$488,139	$450,379	$432,666	$407,296	$270,689
Return on average stockholders' equity	9.48%	8.54%	7.20%	2.69%	6.16%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$48,892	$40,756	$33,776	$13,591	$17,612
Average tangible equity	$330,024	$305,683	$284,685	$263,283	$182,868
Return on average tangible equity	14.81%	13.33%	11.86%	5.16%	9.63%
(a) Based on a 21% statutory federal corporate income tax rate for 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior periods.
The return on average stockholders' equity and average tangible equity ratios increased in 2018 compared to 2017, reflecting the increase in net income which outpaced the increases in average stockholders' equity and average tangible equity. Average stockholders' equity and average tangible equity increased due mainly to net income and the ASB acquisition, partially offset by dividends declared.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2018, excess cash reserves at the FRB were $11.2 million, compared to $9.3 million at December 31, 2017. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2018, Peoples' total cash and cash equivalents increased $5.4 million, as cash provided by operating and financing activities of $75.2 million and $60.3 million, respectively, were partially offset by cash used of $130.2 million in investing activities. Cash used in investing activities was primarily due to funded loan growth of $134.1 million. Loan growth was partially funded by the increase of Peoples' financing activities of short-term borrowings of $61.9 million and deposit growth, excluding deposits acquired from the ASB acquisition, of $25.8 million. The increase in operating activities was due primarily to $46.3 million of net income.

In 2017, Peoples' total cash and cash equivalents increased $6.0 million, as cash provided by financing and operating activities of $107.7 million and $61.0 million, respectively, were partially offset by cash used of $162.7 million in investing activities. Cash used in investing activities was primarily due to funded loan growth of $130.4 million. The loan growth was partially funded by deposit growth of $220.6 million, which was offset by decreases of $97.5 million in short and long-term borrowings. The increase in operating activities was due primarily to $38.5 million of net income.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$1
U.S. government sponsored agencies	—	—	1,000	2,966	5,950
States and political subdivisions	88,587	101,569	117,230	114,726	64,743
Residential mortgage-backed securities	692,608	673,664	626,567	632,293	527,291
Commercial mortgage-backed securities	6,707	6,976	19,291	23,845	27,847
Bank-issued trust preferred securities	3,989	5,129	4,899	4,635	5,645
Equity investment securities (a)	—	7,849	8,953	6,236	5,403
Total fair value	$791,891	$795,187	$777,940	$784,701	$636,880
Total amortized cost	$804,655	$797,732	$777,017	$780,304	$632,967
Net unrealized (loss) gain	$(12,764)	$(2,545)	$923	$4,397	$3,913

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,403	$3,810	$3,820	$3,831	$3,841
Residential mortgage-backed securities	29,044	32,487	33,858	35,367	36,945
Commercial mortgage-backed securities	3,514	4,631	5,466	6,530	7,682
Total amortized cost	$36,961	$40,928	$43,144	$45,728	$48,468

Other investment securities (a)	$42,985	$38,371	$38,371	$38,401	$28,311

Total investment securities:
Amortized cost	$884,601	$877,031	$858,532	$864,433	$709,746
Carrying value	$871,837	$874,486	$859,455	$868,830	$713,659
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. At December 31, 2018, $277,000 of equity investment securities were included in other investment securities compared to $7.8 million of equity investment securities included in available-for-sale investment securities at December 31, 2017.
At December 31, 2018, Peoples' investment securities were approximately 21.8% of total assets, compared to 24.4% at December 31, 2017. During 2018, Peoples acquired, in the ASB acquisition, investment securities totaling approximately $18.8 million and subsequently sold approximately $14.6 million of acquired available-for-sale investment securities. Proceeds from security sales were used to reduce overnight borrowing at FHLB.
Investment securities increased at December 31, 2017 from December 31, 2016 due to purchases of residential mortgage-backed securities that were partially offset by principal paydowns during that year.
In 2015, Peoples acquired $156.4 million of investment securities as part of the NB&T acquisition, with the remaining fluctuation due to purchases being more than offset by principal paydowns, sales, calls and maturities.
Peoples designates certain securities as "held-to-maturity" at the time of their purchase if management determines Peoples would have the intent and ability to hold certain purchased securities until maturity. The unrealized gain or loss related to held-to-maturity investment securities does not directly impact total stockholders' equity, in contrast to the impact from the available-for-sale investment securities portfolio.

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
The amount of these "non-agency" securities included in the residential mortgage-backed securities totals above was as follows at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Fair Value	$711	$1,924	$2,991	$4,201	$14,058
Amortized cost	781	2,109	3,206	4,331	13,604
Net unrealized (loss) gain	$(70)	$(185)	$(215)	$(130)	$454

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the continued decline in these securities. At December 31, 2018, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 Investment Securities of the Notes to the Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Originated loans:
Commercial real estate, construction	$124,013	$107,118	$84,626	$63,785	$37,901
Commercial real estate, other	632,200	595,447	531,557	471,184	434,660
Commercial real estate	756,213	702,565	616,183	534,969	472,561
Commercial and industrial	530,207	438,051	378,131	288,130	249,975
Residential real estate	296,860	304,523	307,490	288,783	254,169
Home equity lines of credit	93,326	88,902	85,617	74,176	62,463
Consumer, indirect	407,167	340,390	252,024	165,320	112,563
Consumer, direct	71,674	67,010	67,579	61,813	57,350
Consumer	478,841	407,400	319,603	227,133	169,913
Deposit account overdrafts	583	849	1,080	1,448	2,933
Total originated loans	$2,156,030	$1,942,290	$1,708,104	$1,414,639	$1,212,014
Acquired loans:
Commercial real estate, construction	$12,404	$8,319	$10,100	$12,114	$1,051
Commercial real estate, other	184,711	165,120	204,466	265,092	121,475
Commercial real estate	197,115	173,439	214,566	277,206	122,526
Commercial and industrial	35,537	34,493	44,208	63,589	30,056
Residential real estate	296,937	184,864	228,435	276,772	225,274
Home equity lines of credit	40,653	20,575	25,875	32,253	18,232
Consumer, indirect	136	329	808	1,776	2,445
Consumer, direct	2,370	1,147	2,940	6,205	10,351
Consumer	2,506	1,476	3,748	7,981	12,796
Total acquired loans (a)	$572,748	$414,847	$516,832	$657,801	$408,884
Total loans	$2,728,778	$2,357,137	$2,224,936	$2,072,440	$1,620,898

(Dollars in thousands)	2018	2017	2016	2015	2014
Average total loans	$2,610,970	$2,293,980	$2,133,175	$1,952,241	$1,364,808
Average allowance for loan losses	(19,359)	(18,713)	(17,564)	(19,174)	(17,362)
Average loans, net of average allowance for loan losses	$2,591,611	$2,275,267	$2,115,611	$1,933,067	$1,347,446
Percent of loans to total loans:
Commercial real estate, construction	5.1%	4.9%	4.3%	3.7%	2.4%
Commercial real estate, other	29.9%	32.3%	33.0%	35.5%	34.2%
Commercial real estate	35.0%	37.2%	37.3%	39.2%	36.6%
Commercial and industrial	20.7%	20.0%	19.0%	17.0%	17.3%
Residential real estate	21.8%	20.8%	24.1%	27.3%	29.6%
Home equity lines of credit	4.9%	4.6%	5.0%	5.1%	5.0%
Consumer, indirect	14.9%	14.5%	11.4%	8.0%	7.1%
Consumer, direct	2.7%	2.9%	3.2%	3.3%	4.2%
Consumer	17.6%	17.4%	14.6%	11.3%	11.3%
Deposit account overdrafts (b)	NM	NM	NM	0.1%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$461,256	$412,965	$398,134	$390,398	$352,779

(a)
Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2014 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	NM = not meaningful.
As of December 31, 2018, total loans grew 16%, or $371.6 million, compared to December 31, 2017. Total originated loans (excluding acquired loans) grew 11%, or $213.7 million, during 2018. Originated loan growth was led by an increase in commercial and industrial loans of $92.2 million, or 21%, and indirect consumer lending growth of $66.8 million, or 20%. Total acquired loans grew $157.9 million during 2018, which included $208.9 million related to the ASB acquisition as of December 31, 2018, partially offset by the continued decline of the loan balances acquired in previous acquisitions. Balances in loan accounts acquired from ASB as of December 31, 2018 included $116.5 million in residential real estate loans, $49.6 million in commercial real estate loans, $24.5 million in home equity lines of credit, $9.5 million in commercial and industrial loans, $7.0 million in construction loans, and $1.8 million in consumer loans.
During 2017, total loans grew 6%, or $132.2 million. The increase was primarily the result of commercial loan growth of $95.5 million, or 8%, which includes commercial real estate and commercial and industrial loan balances. Additionally, continued emphasis on growing indirect consumer lending led to growth of $87.9 million, or 35%, compared to December 31, 2016, and was partially offset by reductions in residential real estate loans.
During 2016, total loans grew 7%, or $152.5 million, with growth of 8% in commercial loan balances and 7% in consumer loan balances. Continuing the trend of 2015, indirect consumer lending experienced the largest growth across all loan categories for the year, increasing by $85.7 million, or 51%. Commercial and industrial loan growth was $70.6 million, or 20%, for the year.
During 2015, total loans grew 28%, or $451.5 million. Total originated loans (excluding acquired loans) grew 17%, or $202.6 million, due to increases in all categories except deposit account overdrafts. The increase in total acquired loans in 2015 was due to the NB&T acquisition.

The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2018:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total	% of Total
Commercial real estate, construction:
Fixed	$3,440	$7,399	$9,185	$20,024	14.7%
Variable	78,665	34,970	2,758	116,393	85.3%
Total	82,105	42,369	11,943	136,417	100.0%
Commercial real estate, other:
Fixed	24,074	109,793	107,138	241,005	29.5%
Variable	378,370	159,599	37,937	575,906	70.5%
Total	402,444	269,392	145,075	816,911	100.0%
Commercial and industrial:
Fixed	7,557	60,375	32,422	100,354	17.7%
Variable	401,665	40,472	23,253	465,390	82.3%
Total	409,222	100,847	55,675	565,744	100.0%
Total commercial loans:
Fixed	35,071	177,567	148,745	361,383	23.8%
Variable	858,700	235,041	63,948	1,157,689	76.2%
Total	$893,771	$412,608	$212,693	$1,519,072	100.0%
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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2018:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$40,818	$29,987	$70,805	32.9%
Education services	8,655	19,895	$28,550	13.3%
Office buildings	12,726	10,347	23,073	10.7%
Assisted living facilities and nursing homes	11,756	10,481	22,237	10.3%
Mixed commercial use facilities	17,059	3,753	20,812	9.7%
Light industrial	8,509	—	8,509	4.0%
Child care	4,348	1,722	6,070	2.8%
Residential property	2,619	2,140	4,759	2.2%
Other (a)	29,927	516	30,443	14.1%
Commercial real estate, construction	$136,417	$78,841	$215,258	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Mixed commercial use facilities:
Owner occupied	$35,861	$714	$36,575	4.3%
Non-owner occupied	71,929	1,739	73,668	8.6%
Total mixed commercial use facilities	107,790	2,453	110,243	12.9%
Office buildings and complexes:
Owner occupied	43,417	3,395	46,812	5.5%
Non-owner occupied	48,386	748	49,134	5.8%
Total office buildings and complexes	91,803	4,143	95,946	11.3%
Apartment complexes	90,277	545	90,822	10.7%
Light industrial facilities:
Owner occupied	47,087	3,759	50,846	6.0%
Non-owner occupied	16,745	1,088	17,833	2.1%
Total light industrial facilities	63,832	4,847	68,679	8.1%
Retail facilities:
Owner occupied	26,857	1,634	28,491	3.3%
Non-owner occupied	33,835	98	33,933	4.0%
Total retail facilities	60,692	1,732	62,424	7.3%
Warehouse facilities	41,785	2,055	43,840	5.1%
Lodging and lodging related	33,004	—	33,004	3.9%
Assisted living facilities and nursing homes	31,422	256	31,678	3.7%
Land only	14,671	2,130	16,801	2.0%
Other (a)	281,635	16,722	298,357	35.0%
Commercial real estate, other	$816,911	$34,883	$851,794	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either December 31, 2018 or December 31, 2017.
Additional information regarding Peoples' loan portfolio can be found in Note 4 Loans of the Notes to the Consolidated Financial Statements.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of probable losses from existing loans based upon its formal quarterly analysis of the loan portfolio described in the "Critical Accounting Policies" section of this discussion. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.

The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate	$8,003	$7,797	$7,172	$7,076	$9,825
Commercial and industrial	6,178	5,813	6,353	5,382	4,036
Total commercial	14,181	13,610	13,525	12,458	13,861
Residential real estate	1,214	904	982	1,257	1,627
Home equity lines of credit	618	693	688	732	694
Consumer, indirect	3,214	2,944	2,312	1,427	1,113
Consumer, direct	351	464	518	544	474
Consumer	3,565	3,408	2,830	1,971	1,587
Deposit account overdrafts	81	70	171	121	112
Originated allowance for loan losses	19,659	18,685	18,196	16,539	17,881
Allowance for acquired loan losses	536	108	233	240	—
Allowance for loan losses	$20,195	$18,793	$18,429	$16,779	$17,881
As a percent of total loans, net of deferred fees and costs	0.74%	0.80%	0.83%	0.81%	1.10%
The allowance for loan losses as a percent of total loans decreased 6 basis points in 2018 compared to 2017 as a result of relatively stable asset quality metrics and trends, and the loans acquired in the ASB acquisition. In accordance with US GAAP, at the acquisition date, acquired loans are recorded at fair value with no associated allowance for loan losses. At December 31, 2018, the ratio included total acquired loans, from the ASB acquisition and previous acquisitions, of $572.7 million and an allowance for acquired loan losses of $0.5 million. During 2018, the increase in allowance for loan losses was primarily related to continued loan growth in most of the originated loan portfolios. The continued decline in the allowance for loan losses as a percent of total loans, net of deferred fees and costs, relates to the historic lookback period and the recession-era charge-offs no longer being included in the calculation. Peoples also considers recent trends in criticized loans and loan growth associated with each loan portfolio, as well as qualitative factors that could negatively impact these trends, such as unemployment, rising interest rates, changes in real estate market conditions, fluctuating oil and gas prices, and the economic impact of tariffs. Peoples believes the reserves remain appropriate to cover probable losses that exist in the current portfolio.
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
During 2017, the increase in allowance for loan losses related primarily to growth in consumer indirect loan balances. During 2016, the increase of 9% in the allowance for loan losses related to total commercial and consumer indirect balance growth. The reductions in the allowance for loan losses allocated to commercial real estate during 2015 and 2014 were driven by net recoveries in then recent years reducing the historical loss rates. During 2015, increases in the commercial and industrial, home equity lines of credit and consumer categories of the allowance for loan losses were driven by net charge-off activity, and increases in the balances of the respective loan portfolios. The allowance for loan losses as a percent of total loans declined during 2015 compared to 2014 as a result of the reduction in historic loss rates, and the NB&T acquisition, as the loans acquired from NB&T were recorded at a preliminary fair value, in accordance with US GAAP, and no allowance for loan loss related to these loans has been recorded based on an analysis of the loans as of December 31, 2015.
The significant allocations to commercial loans reflect the higher credit risk associated with these types of lending and the size of these loan categories in relationship to the entire loan portfolio.

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses, January 1	$18,793	$18,429	$16,779	$17,881	$17,065
Gross charge-offs:
Commercial real estate (a)	849	408	68	302	203
Commercial and industrial	38	175	1,017	13,576	199
Residential real estate (b)	357	637	611	631	478
Home equity lines of credit	107	131	73	125	128
Consumer, indirect	2,515	2,110	2,072	931	745
Consumer, direct (c)	358	379	583	422	446
Consumer	2,873	2,489	2,655	1,353	1,191
Deposit account overdrafts	965	1,038	774	774	516
Total gross charge-offs	5,189	4,878	5,198	16,761	2,715
Recoveries:
Commercial real estate	60	146	1,209	104	2,060
Commercial and industrial	18	1	306	98	77
Residential real estate	232	152	278	315	169
Home equity lines of credit	14	13	56	119	36
Consumer, indirect	474	764	1,059	505	434
Consumer, direct	140	179	226	250	263
Consumer	614	943	1,285	755	697
Deposit account overdrafts	205	215	175	171	153
Total recoveries	1,143	1,470	3,309	1,562	3,192
Net charge-offs (recoveries):
Commercial real estate	789	262	(1,141)	198	(1,857)
Commercial and industrial	20	174	711	13,478	122
Residential real estate	125	485	333	316	309
Home equity lines of credit	93	118	17	6	92
Consumer, indirect	2,041	1,346	1,013	426	311
Consumer, direct	218	200	357	172	183
Consumer	2,259	1,546	1,370	598	494
Deposit account overdrafts	760	823	599	603	363
Total net charge-offs (recoveries)	$4,046	$3,408	$1,889	$15,199	$(477)
Provision for loan losses, December 31 (d) (e)	5,448	3,772	3,539	14,097	339
Allowance for loan losses, December 31	$20,195	$18,793	$18,429	$16,779	$17,881
Net charge-offs (recoveries) as a percent of average total loans:
Commercial real estate	0.03%	0.01%	(0.05)%	0.01%	(0.14)%
Commercial and industrial	—%	0.01%	0.03%	0.69%	0.01%
Residential real estate	—%	0.02%	0.02%	0.02%	0.02%
Home equity lines of credit	—%	—%	—%	—%	0.01%
Consumer, indirect	0.08%	0.06%	0.04%	0.02%	0.02%
Consumer, direct	0.01%	0.01%	0.02%	0.01%	0.02%
Consumer	0.09%	0.07%	0.06%	0.03%	0.04%
Deposit account overdrafts	0.03%	0.04%	0.03%	0.03%	0.03%
Total	0.15%	0.15%	0.09%	0.78%	(0.03)%
(a) Includes purchased credit impaired loan charge-offs of $0 in 2018, $0 in 2017, $44,000 in 2016, $60,000 in 2015 and $0 in 2014.
(b) Includes purchased credit impaired loan charge-offs of $2,000 in 2018, $0 in 2017, $23,000 in 2016, $3,000 in 2015 and $0 in 2014.
(c) Includes purchased credit impaired loan charge-offs of $0 in 2018, $7,000 in 2017, $23,000 in 2016, $3,000 in 2015, and $0 in 2014.
(d) Includes purchased credit impaired loan provision for loan losses of $0 in 2018, $117,000 in 2017, $66,000 in 2016, $303,000 in 2015 and $0 in 2014. (e) Includes nonimpaired loan provision for loan losses of $383,000 in 2018 and $0 in 2017, 2016, 2015 and 2014.
Net charge-offs for 2018 increased $638,000 compared to 2017; however, net charge-offs as a percent of average total loans was unchanged at 0.15%. Net charge-offs in 2018 included $827,000 related to one acquired commercial loan relationship. Indirect consumer lending has provided significant growth in recent periods, resulting in the growth in the allowance for loan losses and net charge-offs within that category. The increase in net charge-offs from 2016 to 2017 was primarily related to a decline in recoveries of commercial loans and an increase in net charge-offs of consumer indirect loans due to higher balances from recent loan growth.
During 2016, net charge-offs were nominal at 0.09% of average total loans and were positively impacted by a $1.0 million recovery of a prior period commercial real estate loan charge-off. Gross charge-offs totaled $5.2 million in 2016, and were largely associated with the growth in the consumer loan portfolio.
In 2015, Peoples recorded charge-offs related to one large commercial loan relationship in the aggregate amount of $13.1 million, or 0.67% of average total loans.
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Loans 90+ days past due and accruing:
Commercial real estate, other	$801	$215	$1,506	$2,425	$567
Commercial and industrial	18	45	387	1,986	301
Residential real estate	1,430	1,278	1,855	1,522	1,901
Home equity lines of credit	7	72	—	35	20
Consumer, indirect	—	—	—	1	2
Consumer, direct	—	16	23	—	8
Consumer	—	16	23	1	10
Total loans 90+ days past due and accruing	2,256	1,626	3,771	5,969	2,799
Nonaccrual loans:
Commercial real estate, construction	710	754	826	921	—
Commercial real estate, other	6,730	6,348	10,792	7,357	2,278
Commercial real estate	7,440	7,102	11,618	8,278	2,278
Commercial and industrial	1,304	506	1,620	350	1,800
Residential real estate	4,075	4,267	4,481	2,991	2,695
Home equity lines of credit	1,023	772	554	340	315
Consumer, indirect	324	158	9	31	—
Consumer, direct	56	32	81	—	3
Consumer	380	190	90	31	3
Total nonaccrual loans	14,222	12,837	18,363	11,990	7,091
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, construction	—	—	—	—	96
Commercial real estate, other	154	721	751	153	306
Commercial real estate	154	721	751	153	402
Commercial and industrial	405	492	482	377	194
Residential real estate	1,951	1,447	1,614	864	658
Home equity lines of credit	210	90	60	79	45
Consumer, indirect	156	98	6	34	16
Consumer, direct	—	7	49	34	—
Consumer	156	105	55	68	16
Total nonaccrual TDRs	2,876	2,855	2,962	1,541	1,315
Total nonperforming loans (NPLs)	19,354	17,318	25,096	19,500	11,205
OREO:
Commercial	—	—	594	644	582
Residential	94	208	67	89	364
Total OREO	94	208	661	733	946
Total nonperforming assets (NPAs)	$19,448	$17,526	$25,757	$20,233	$12,151

(Dollars in thousands)	2018	2017	2016	2015	2014
Criticized loans (a)	114,188	90,418	99,182	122,147	74,545
Classified loans (b)	43,818	46,380	57,736	60,315	44,723
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.71%	0.73%	1.13%	0.94%	0.69%
NPAs as a percent of total assets (c)(d)	0.49%	0.49%	0.75%	0.62%	0.47%
NPAs as a percent of total loans and OREO (c)(d)	0.71%	0.74%	1.16%	0.98%	0.75%
Allowance for loan losses as a percent of NPLs (c)	104.35%	108.52%	73.43%	86.05%	159.58%
Criticized loans as a percent of total loans (a)(c)	4.18%	3.84%	4.46%	5.89%	4.60%
Classified loans as a percent of total loans (b)(c)	1.61%	1.97%	2.59%	2.91%	2.76%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
The increase in loans 90+ days past due and accruing during 2018 was driven primarily by one commercial loan, which was in the process of renewal at December 31, 2018. During 2018, the growth in nonaccrual loans was driven primarily by one commercial loan that was over 90 days past due.
Nonperforming loans decreased in 2017, largely due to the decrease in nonaccrual loans, coupled with declines in loans 90+ days past due and accruing. The decrease in nonaccrual loans was driven by several commercial real estate relationships that were paid off in 2017.
Nonperforming loans increased in 2016, largely due to the increase in nonaccrual loans, which was partially offset by a decrease in loans 90+ days past due and accruing. The increase in nonaccrual loans was driven by several relatively smaller relationships that were placed on nonaccrual status during 2016. The significant increase in nonaccrual commercial real estate loans during 2016 was a result of three commercial loans moving to nonaccrual status.
At December 31, 2015, loans 90+ days past due and accruing included $2.3 million of acquired loans that were purchased credit impaired loans, as they had evidence of credit quality deterioration since acquisition. Interest income on purchase credit impaired loans is recognized on a level-yield method over the life of the loan. The increase in nonaccrual commercial real estate loans during 2015 was a result of one commercial real estate relationship in the skilled nursing sector being placed on nonaccrual status.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or current information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.3 million for 2018, $2.6 million for 2017 and $1.9 million for 2016. No portion of these amounts were recorded during 2018, 2017 or 2016.
Overall, management believes the allowance for loan losses was appropriate at December 31, 2018, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering economic uncertainties that exist and the concentration of commercial loans in Peoples’ loan portfolio.
Additional information regarding Peoples' allowance for loan losses can be found in Note 4 Loans of the Notes to the Consolidated Financial Statements.

Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Non-interest-bearing deposits (a)	$607,877	$556,010	$734,421	$717,939	$493,162
Interest-bearing deposits:
Interest-bearing demand accounts (a)	573,702	593,415	278,975	250,023	173,659
Savings accounts	468,500	446,714	436,344	414,375	295,307
Retail CDs	394,335	338,673	361,725	435,214	418,350
Money market deposit accounts	379,878	371,376	407,754	394,119	337,387
Governmental deposit accounts	267,319	264,524	251,671	276,639	161,305
Brokered CDs	263,854	159,618	38,832	47,635	53,904
Total interest-bearing deposits	2,347,588	2,174,320	1,775,301	1,818,005	1,439,912
Total deposits	$2,955,465	$2,730,330	$2,509,722	$2,535,944	$1,933,074
(a) The sum of amounts presented are considered total demand deposits.
The increase of $225.1 million, or 8%, in total deposits between December 31, 2018 and December 31, 2017 was largely due to $198.6 million of balances in deposit accounts acquired from ASB on April 13, 2018, coupled with higher one-way buy CDARS deposits, which are included in brokered CD balances. As of December 31, 2018, the acquired deposit accounts from ASB contributed $22.7 million of non-interest-bearing deposits, $27.6 million of interest-bearing demand accounts, $18.7 million of savings accounts, $36.7 million of retail CDs and $29.3 million of money market deposit accounts.
The increase in total deposit balances at December 31, 2017 compared to December 31, 2016 was primarily due to increases of $314.4 million in interest-bearing demand deposits and $120.8 million in brokered CDs, offset partially by a decrease of $178.4 million in non-interest-bearing demand deposits. Shifts in balances occurred between non-interest-bearing deposits and interest-bearing demand account balances as Peoples migrated consumers to new products during the second half of 2017. During this migration, customer accounts were evaluated based on certain characteristics, and some accounts that were traditionally non-interest-bearing deposits were converted to interest-bearing demand accounts as Peoples moved to a relationship-based deposit product. The increase in brokered CDs in 2017 was the result of adding relatively shorter term funding on the balance sheet to secure fixed rate funding in a rising rate environment.
At December 31, 2016, total deposits decreased compared to December 31, 2015, primarily due to decreases in retail and brokered CDs, and governmental deposit accounts. Peoples continued its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits, based on the rate environment that existed in 2016. These actions accounted for much of the changes in deposit balances in 2016 compared to 2015.
In 2015, the increases in deposits primarily related to the acquisition of NB&T.
Peoples' governmental deposit accounts represent savings and interest-bearing transaction accounts from state and local governmental entities. These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  Peoples normally experiences an increase in balances annually during the first and third quarter, corresponding with tax collections, with declines normally in the second and fourth quarter of each year, corresponding with expenditures by the governmental entities. Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, which is required in the case of governmental deposit accounts.
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2018	2017	2016	2015	2014
3 months or less	$28,214	$24,118	$27,780	$36,597	$29,110
Over 3 to 6 months	28,436	20,011	20,102	24,401	19,551
Over 6 to 12 months	32,578	27,129	25,028	32,227	31,356
Over 12 months	89,431	74,849	75,860	72,115	84,591
Total	$178,659	$146,107	$148,770	$165,340	$164,608
Additional information regarding Peoples' deposits can be found in Note 7 Deposits of the Notes to the Consolidated Financial Statements.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Short-term borrowings:
FHLB overnight borrowings	$165,000	$62,000	$231,000	$76,000	$15,000
FHLB 90-day advances	110,000	—	—	—	—
Current portion of long-term FHLB advances	30,000	30,592	—	—	—
Repurchase agreements	51,202	116,899	74,607	84,386	73,277
Unamortized debt issuance cost (a)	(4)	—	—	—	—
Total short-term borrowings	356,198	209,491	305,607	160,386	88,277
Long-term borrowings:
FHLB advances	102,361	136,939	98,282	66,934	124,714
National market repurchase agreements	—	—	40,000	40,000	40,000
Term note payable (parent company)	—	—	—	—	14,369
Unamortized debt issuance costs (a)	—	(27)	(51)	—	—
Junior subordinated debt securities	7,283	7,107	6,924	6,736	—
Total long-term borrowings	109,644	144,019	145,155	113,670	179,083
Total borrowed funds	$465,842	$353,510	$450,762	$274,056	$267,360

(a)	Unamortized debt issuance costs are related to the costs associated with the Credit Agreement with Raymond James Bank, N.A. which was a short-term obligation as of December 31, 2018.
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which includes overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Over the recent periods, Peoples has locked in longer term funding when rates were deemed favorable because interest rates were projected to increase in future periods. FHLB 90-day advances are used to fund interest rate swaps and are expected to be extended every 90 days through the maturity dates of the swaps. As of December 31, 2018, Peoples had twelve effective interest rate swaps, for an aggregate notional value of $110.0 million. Additionally, long-term FHLB advances declined $30 million due to the reclassification to short-term borrowings as the maturity of the borrowing was less than one year.
During 2017, $50.6 million of long-term FHLB advances were reclassified to short-term borrowings due to the advances maturing within one year. Of these reclassified borrowings, $30.6 million remained as of December 31, 2017. Short-term retail repurchase agreements and other increased due to the reclassification of repurchase agreements from long-term borrowings, as they mature within one year.
During 2016, Peoples restructured $20.0 million of long-term FHLB advances resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance which matures in 2026. Peoples also borrowed an additional $35.0 million of long-term FHLB amortizing advances which mature between 2019 and 2031.
Peoples repaid approximately $52.1 million of long-term FHLB advances during 2015 and recorded a loss on debt extinguishment of $520,000. Due to the interest rate environment in 2015, Peoples increased its usage of FHLB overnight borrowings due to the reduction in long-term FHLB advances.
On March 4, 2016, Peoples entered into the RJB Credit Agreement with Raymond James Bank, which has a three-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15 million. Peoples is subject to certain covenants imposed by the RJB Credit Agreement and was in compliance with all of these covenants as of December 31, 2018. The RJB Credit Agreement matures on March 3, 2019. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Additional information regarding Peoples' borrowed funds can be found in Note 8 Short-Term Borrowings and Note 9 Long-Term Borrowings of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2018, Peoples' total stockholders' equity increased $61.5 million, or 13%, mainly due to $40.9 million of common shares issued in connection with the acquisition of ASB. Also contributing to the increase in total stockholders' equity was net income of $46.3 million, which was offset by dividends paid of $21.6 million, and declines in the market value of available-for-sale investment securities. At December 31, 2018, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well-capitalized thresholds of the existing risk-based capital ratios and added the common equity tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% on January 1, 2019. Peoples had a capital conservation buffer of 6.60% at December 31, 2018, 6.43% at December 31, 2017, and 6.11% at December 31, 2016, compared to the fully phased in capital conservation buffer of 2.50% required at January 1, 2019. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2018.
In 2017, Peoples' total stockholders' equity increased due to higher retained earnings offset slightly by declines in the market value of investments.
In 2016, Peoples' total stockholders' equity increased due to higher retained earnings, offset slightly by the repurchase 279,770, or $5.0 million, of treasury shares and the slight decline in the market value of investments.
In 2015, Peoples' total stockholders' equity increased primarily due to $76.0 million of common equity issued in connection with the NB&T acquisition.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Capital Amounts:
Common equity tier 1	$378,855	$327,172	$306,506	$288,416	N/A
Tier 1	386,138	334,279	313,430	295,151	241,707
Total (tier 1 and tier 2)	406,333	355,977	334,957	313,974	261,371
Net risk-weighted assets	$2,782,995	$2,466,620	$2,373,359	$2,158,713	$1,687,968
Capital Ratios:
Common equity tier 1	13.61%	13.26%	12.91%	13.36%	N/A
Tier 1	13.87%	13.55%	13.21%	13.67%	14.32%
Total (tier 1 and tier 2)	14.60%	14.43%	14.11%	14.54%	15.48%
Leverage ratio	9.99%	9.75%	9.66%	9.52%	9.92%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' total stockholders' equity. Such ratios represent non-US GAAP financial information since their calculation removes the impact on the Consolidated Balance Sheets of goodwill and other intangible assets acquired through acquisitions. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Tangible Equity:
Total stockholders' equity	$520,140	$458,592	$435,261	$419,789	$340,118
Less: goodwill and other intangible assets	162,085	144,576	146,018	149,617	109,158
Tangible equity	$358,055	$314,016	$289,243	$270,172	$230,960

Tangible Assets:
Total assets	$3,991,454	$3,581,686	$3,432,348	$3,258,970	$2,567,769
Less: goodwill and other intangible assets	162,085	144,576	146,018	149,617	109,158
Tangible assets	$3,829,369	$3,437,110	$3,286,330	$3,109,353	$2,458,611

Tangible Book Value per Common Share:
Tangible equity	$358,055	$314,016	$289,243	$270,172	$230,960
Common shares outstanding	19,565,029	18,287,449	18,200,067	18,404,864	14,836,727

Tangible book value per common share	$18.30	$17.17	$15.89	$14.68	$15.57

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$358,055	$314,016	$289,243	$270,172	$230,960
Tangible assets	$3,829,369	$3,437,110	$3,286,330	$3,109,353	$2,458,611

Tangible equity to tangible assets	9.35%	9.14%	8.80%	8.69%	9.39%
The increase in the tangible equity and tangible assets ratio for 2018, 2017, and 2016 was the result of higher retained earnings, partially offset by the decline in the market value of available-for-sale investment securities. Also contributing to the increase in 2018 was the common shares issued in connection with the ASB acquisition. The increase in 2016 was partially offset by the repurchase of 279,770 treasury shares.
In 2015, the decrease in the tangible equity to tangible assets ratio compared to the ratio in 2014 was due to the impact of assets acquired in the NB&T acquisition, as well as a reduction in retained earnings as most of the net income was paid to common shareholders as dividends.
Future Outlook
Peoples achieved success in several areas during 2018, including the acquisition of ASB, and the announcement of the First Prestonsburg acquisition that is expected to close in April 2019. With respect to the balance sheet, loan growth was 16% when comparing period-end balances for December 31, 2018 to December 31, 2017, which included $208.9 million of period-end loans at December 31, 2018 from the ASB acquisition. Deposit balances grew 8% between December 31, 2018 and December 31, 2017, with total stockholders’ equity increasing 13%. Cash dividends paid during 2018 were $1.12 per share, with the amount for 2017 being $0.84 per share, an increase of 33%. Peoples’ book value per share and tangible book value per share both increased, 6.0% and 6.6%, respectively, when compared to December 31, 2017. As it relates to the income statement, underlying results were muted by elevated expenses due to the acquisition-related costs incurred associated with the ASB acquisition, and also, but to a lesser extent, by the announcement of the First Prestonsburg acquisition. Net interest income increased 14%, with net interest margin expanding 9 basis points between 2018 and 2017. The efficiency ratio was 65.33% for 2018, compared to 62.20% for 2017, but when adjusted for non-core items, improved to 61.32% and 61.85%, respectively.
As noted above, Peoples announced the pending acquisition of First Prestonsburg, which is expected to close in April 2019. The projections for 2019 that are included below exclude the anticipated benefits and acquisition-related costs of the First Prestonsburg acquisition. Peoples currently anticipates one-time acquisition-related costs of approximately $8.5 million to $9.0 million in 2019. The majority of the one-time acquisition costs will be recognized during the second quarter of 2019.
Peoples expects to carry the momentum from 2018 into 2019 related to loan growth, fee income growth and expense management. Key strategic priorities continue to include generating positive operating leverage, maintaining superior asset quality, and remaining prudent with the use of capital. Overall, Peoples' key strategic objectives are to be a steady, dependable performer for its shareholders and to take advantage of market expansion opportunities. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' peer group, as defined in Peoples' proxy statement for the 2019 Annual Meeting of Shareholders, and providing returns for its shareholders superior to those of its peers, regardless of market conditions.
Net interest income comprised 69% of Peoples' revenue for 2018, and therefore, remained a major source of revenue. Thus, Peoples' ability to grow revenue in 2019 will be impacted by the amount of net interest income generated. During 2018, Peoples benefited from the Federal Reserve Board's decision to raise interest rates, however, there is uncertainty regarding potential increases in 2019. Long-term rates could increase but remain more volatile than in prior years. Changes in long-term interest rates would affect reinvestment rates within the loan and investment portfolios. At December 31, 2018, Peoples' Consolidated Balance Sheet remained positioned for a rising rate environment, meaning that net interest income would increase to the extent interest rates increase. However, should the yield curve flatten, Peoples would have limited opportunities to offset the impact on asset yields with a similar reduction in funding costs. Thus, Peoples' ability to produce meaningful loan growth and the ability to attract and retain deposits remains the key driver for improving net interest income and margin in 2019. For 2018, net interest margin was 3.71%. Net interest margin for 2019 is expected to be around 3.75%. Loan growth will again be the key driver in stabilizing asset yields.
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
Peoples has continually sought to maintain a diversified revenue stream through its strong fee-based businesses, such as insurance and wealth management. However, Peoples' total non-interest income excluding net gains and losses as a percent of total revenue has decreased over the last few years. In 2015 and 2016, Peoples' total non-interest income excluding net gains and losses comprised 33% of total revenue, compared to 32% in 2017 and 31% in 2018. In 2013, Peoples' total non-interest income excluding net gains and losses comprised 40% of total revenue, which was the highest point in the most recent five years. The decline in recent years has been due primarily to loan growth, coupled with the rising interest rates, and the bank acquisitions completed since 2013, only one of which had a wealth management practice. In addition, only four relatively small insurance agencies and one small financial advisory book of business were purchased during the same period of time. Peoples has capabilities that many banks in its market area lack, including some of the largest national banks, which include robust retirement plan services and comprehensive insurance products. Thus, management considers Peoples to have a competitive advantage that directly enhances revenue growth potential. For 2019, management expects growth of between 7% and 9% in total non-interest income excluding net gains and losses.
While the primary focus will be on revenue growth, management remains disciplined with operating expenses. Management has deployed an expense management approach to control the annual growth in total non-interest expense. Management continues to stress the importance of generating positive operating leverage, which is having the growth rate of revenue exceed the growth rate of expenses, on a percentage basis, year-over-year. The management of the expense growth rate is partially achieved through having various areas within the organization attempt to "self-fund" investments, meaning that the areas must determine cost savings opportunities prior to making additional investments. Peoples continues to have limited control over some expenses, such as employee medical and pension costs. Peoples continues to be exposed to more pension settlement charges given the frozen status of its defined benefit plan. For 2019, management anticipates a slightly higher volume of settlement charges compared to 2018. This expectation is based on normal retirement activity within the defined benefit plan, but assumes all potential distributions are lump-sum payouts. Management expects total non-interest expense growth for 2019 to be in the mid-single digits.
Given the expected revenue and expense growth, Peoples anticipates generating positive operating leverage in 2019. Additionally, Peoples' efficiency ratio is expected to be between 59% and 61% for 2019.
During 2018, there were some unusual items that were recorded as benefits to income tax expense. No such items are expected in 2019, and management expects the effective tax rate to be between 19.0% and 19.5%.
As previously mentioned, net interest income growth for 2019 is largely dependent upon achieving meaningful loan growth. Management expects period-end loan balances to increase by 6% to 8% in 2019. However, management anticipates a slow start to the year as it relates to loan growth due to the expectation of an abnormally high level of loan payoffs in the first quarter of 2019, and therefore, minimal growth. Within Peoples' commercial lending activity, the primary emphasis continues to be on non-mortgage commercial lending opportunities. Consumer lending activity grew significantly during 2017 and 2018, and is expected to remain a large contributor to overall loan growth in 2019, primarily in indirect lending.

At December 31, 2018, the investment portfolio comprised 22% of total assets. In 2019, the investment portfolio is anticipated to decrease slightly. Management can use the cash flow generated by Peoples’ significant investment in mortgage-backed securities to fund new loan production. Peoples will continue to seek opportunities to execute a shift in the mix on the asset side of the balance sheet to reduce the relative size of the investment portfolio. Management may adjust the size or composition of the investment portfolio in response to other factors, such as changes in liquidity needs and interest rate conditions.
Peoples' funding strategy continues to emphasize growth of core deposits, such as checking and savings accounts, rather than higher-cost deposits. Given the interest rate environment, the value of core deposits has increased and will be a greater focus of Peoples in 2019. Additionally, based on the expected increase in earning assets, borrowed funds are expected to increase in 2019 to the extent earning asset growth is more than deposit growth. Similar to prior years, should this occur, management would evaluate using longer-term borrowings to match the duration of the assets being funded to minimize the long-term interest rate risk.
Peoples remains committed to sound underwriting and prudent risk management. Management believes this credit discipline will benefit Peoples during any future economic downturns. The long-term goal is to maintain key metrics in the top-quartile of Peoples' peer group regardless of economic conditions. The prospects of large charge-offs and recoveries are believed to have diminished. Management anticipates Peoples' provision for loan losses and the net charge-off rate for 2019 will normalize, with the net charge-off rate closer to its long-term historical range of 0.20% to 0.30% of average loans. For 2019, management intends to remain prudent with the level of Peoples' allowance for loan losses. However, the level will continue to be based upon management's quarterly assessment of the losses inherent in the loan portfolio, and the amount of any provision for loan losses should be driven mostly by a combination of the net charge-off rate and loan growth.
Peoples' capital position remains strong. Given the excess capital position and the increase in Peoples' common share price, Peoples will continue to look for ways to effectively manage its capital, including, but not limited to, bank acquisitions and dividends. As previously noted, cash dividends paid between 2018 and 2017 increased 33%, and management will continue to evaluate the cash dividend. Late in 2015, Peoples approved a common share repurchase program of up to $20 million, under which Peoples purchased $5.0 million in 2016. Given the pending acquisition with First Prestonsburg, Peoples had been unable to repurchase common shares. However, given that there is a common share repurchase program still in place, with capacity of $15.0 million remaining, Peoples will continue to evaluate additional purchase opportunities throughout 2019.
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
Interest Rate Sensitivity and Liquidity
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature. The objective of Peoples' asset-liability management function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities. Ultimately, the asset-liability management function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.
Interest Rate Risk
Interest rate risk ("IRR") is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream, as well as market values, of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can affect Peoples' exposure to IRR and increase interest costs or reduce revenue streams.
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples' IRR management policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Board of Directors of Peoples Bank, who reviews and approves Peoples' IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed at December 31, 2017. However, during the third quarter of 2018, Peoples began using new software for modeling the balance sheet and income statement, which offers increased capabilities and functionality better suited for Peoples given the growth of the company.
The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twenty-four months. Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios from those used with the base case simulation and/or possible changes in balance sheet composition. The additional simulations include non-parallel shifts in interest rates whereby the direction and/or magnitude of change of short-term interest rates is different from the changes applied to longer-term interest rates. Comparisons showing the net interest income and economic value of equity variances from the base case are provided to the ALCO for review and discussion.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
300	$7,351	5.5%	$4,114	3.5%	$(22,088)	(2.1)%	$(83,466)	(11.9)%
200	5,780	4.3%	3,368	2.9%	(7,191)	(0.7)%	(56,377)	(8.0)%
100	3,588	2.7%	2,252	1.9%	3,926	0.4%	(27,710)	(4.0)%
(100)	(9,075)	(6.8)%	(8,352)	(7.1)%	(44,512)	(4.2)%	10,317	1.5%
(200) (a)	(23,712)	(17.6)%	NM	NM	(130,769)	(12.4)%	NM	NM
(a) NM = not meaningful.
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. Management regularly assesses the impact of both increasing and decreasing interest rates, the table above reflects the impact of upward parallel shocks, and a downward parallel shock of 100 and 200 basis points. Downward parallel shocks of 300 basis points are excluded from the table above, as they are not probable given the current interest rate environment. As of December 31, 2017, downward parallel shocks of 200 basis points were excluded from the table above, as they were not probable given the interest rate environment at that time. At December 31, 2018, the weighted average rate on Peoples' non maturity deposits was roughly 28 basis points. In the event of a parallel downward shift of 200 basis points, the expense on Peoples' non maturity deposits would reach a floor at zero, unable to experience the full benefit of falling rates. This floor at zero is consistent with an assumption of non-negative deposit rates. On the asset side of the balance sheet, a significant majority of the floating rate loans (primarily tied to prime and LIBOR) would be impacted by the downward 200 basis point shock.
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. Peoples takes a historically conservative approach when determining what repricing rates (deposit betas) are used in modeling interest rate risk. These assumptions are monitored closely by Peoples and are updated at least annually. The actual deposit betas experienced recently by Peoples in the repricing of non-maturity deposits are lower than those used in Peoples’ current interest rate risk modeling. Peoples has benefited from this trend in the current interest rate and competitor environment as it has provided for growth in Peoples’ net interest income. However, in recent months, Peoples has experienced more pressure on margin expansion and rate competition in its markets.
Peoples also considers the interest rate risk impact of a bull flattener scenario in addition to analyzing the impact of parallel yield curve shifts. The bull flattener scenario is a yield curve shift in which long-term rates decline while short-term rates remain stable. The degree to which long-term rates fall and which maturities along the yield curve are affected is subjective. The bull flattener scenario provides an estimate of interest rate risk which may be more realistic in unusual interest rate environments. At December 31, 2018, the U.S. Treasury and LIBOR swap curves were relatively flat compared to historical norms, and some inversion was present for maturities less than five years. Given the shape of market yield curves at December 31, 2018, consideration of the bull flattener scenario yields insights which were not captured by parallel shifts. The key insight presented by the bull flattener scenario highlights the risk to net interest income when long term yields fall while short-term rates remain constant. In such a scenario, Peoples’ funding costs, which are correlated with short-term rates, remain constant, while asset yields correlated with long-term rates decline.
During 2018, Peoples' Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income. The table illustrates this point as changes to net interest income increase in the rising rate scenarios. The increase in asset sensitivity from December 31, 2017 was largely attributable to the 90-day advances Peoples entered into to fund the interest rate swaps, effectively reducing the interest rate sensitivity of the liabilities on the balance sheet. However, there was a slight reduction of asset sensitivity as a result of the ASB acquisition. While parallel interest rate shock scenarios are useful in accessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates.
The table also illustrates a significant reduction in long-term interest rate risk as is evidenced by the drop in the negative impact of rising interest rates on economic value of equity. The reduction is largely attributable to the increased functionality of the new interest rate risk model employed by Peoples during 2018, primarily the ability to apply enhanced pre-payment estimates on loans.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2018, Peoples had twelve interest rate swap contracts, with an aggregate notional value of $110.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 Derivative Financial Instruments of the Notes to the Consolidated Financial Statements.
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
A primary source of liquidity for Peoples is deposits. Liquidity is also provided by cash generated from earning assets such as maturities, calls, and principal and interest payments from loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk, as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, which includes wholesale funding and brokered deposits.
In addition to external sources of funding, Peoples considers certain types of deposits to be less stable or "volatile funding." These deposits include special money market products, large CDs and public funds. Peoples has established volatility factors for these various deposit products, and the liquidity management policy establishes a limit on the total level of volatile funding. Additionally, Peoples measures the maturities of external sources of funding for periods of one month, three months, six months and twelve months, and has established policy limits for the amounts maturing in each of these periods. The purpose of these limits is to minimize exposure to what is commonly termed rollover risk.
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB), and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government and agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. Peoples also has established a policy limit around the level of liquefiable assets also expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. Peoples remained within these two parameters throughout 2018.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2018, Peoples had a ratio of 1.5 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2018, Peoples had a ratio of 3.8 times, which was within policy limits.
Disruptions in the sources and uses of cash can occur which can drastically alter the actual cash flows and negatively impact Peoples' ability to access internal and external sources of cash. Such disruptions might occur due to increased withdrawals of deposits, increases in the funding required for loan commitments, a decrease in the ability to access external funding sources and other factors that would increase the need for funding and limit Peoples' ability to access needed funds. As a result, Peoples maintains a liquidity contingency funding plan ("LCFP") that considers various degrees of disruptions and develops action plans around these scenarios.
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing CDs and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited, which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB and the FRB. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the severity, and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRI's") that are monitored on a monthly basis, at a minimum. The KRI's include both internal and external indicators and include loan delinquency levels, criticized and classified loan levels, non-performing loans to loans and to total assets, the total loan to total deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists, and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRI's under base, mild, moderate and severe scenarios.
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2018:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$658,189	$432,270	$177,685	$47,043	$1,191
Long-term borrowings (a)	109,644	3,512	47,543	17,678	40,911
Operating leases	3,310	975	1,362	750	223
Contingent consideration related to acquisitions (b)	717	717	—	—	—
Total	$771,860	$437,474	$226,590	$65,471	$42,325
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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the section captioned "Interest Rate Sensitivity and Liquidity" under "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K, which is incorporated herein by reference.
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
Management's Annual Report on Internal Control Over Financial Reporting
The "Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 81 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 82 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2018, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2018, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of that date.
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
Chief Financial Officer and Treasurer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Charleston, West Virginia
March 1, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Charleston, West Virginia
March 1, 2019

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$61,775	$58,121
Interest-bearing deposits in other banks	15,837	14,073
Total cash and cash equivalents	77,612	72,194
Available-for-sale investment securities, at fair value (amortized cost of $804,655 at December 31, 2018 and $797,732 at December 31, 2017) (a)	791,891	795,187
Held-to-maturity investment securities, at amortized cost (fair value of $36,963 at December 31, 2018 and $41,213 at December 31, 2017)	36,961	40,928
Other investment securities (a)	42,985	38,371
Total investment securities	871,837	874,486
Loans, net of deferred fees and costs (b)	2,728,778	2,357,137
Allowance for loan losses	(20,195)	(18,793)
Net loans	2,708,583	2,338,344
Loans held for sale	5,470	2,510
Bank premises and equipment, net of accumulated depreciation	56,542	52,510
Bank owned life insurance	68,934	62,176
Goodwill	151,245	133,111
Other intangible assets	10,840	11,465
Other assets	40,391	34,890
Total assets	$3,991,454	$3,581,686
Liabilities
Deposits:
Non-interest-bearing	$607,877	$556,010
Interest-bearing	2,347,588	2,174,320
Total deposits	2,955,465	2,730,330
Short-term borrowings	356,198	209,491
Long-term borrowings	109,644	144,019
Accrued expenses and other liabilities (c)	50,007	39,254
Total liabilities	3,471,314	3,123,094
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2018 and December 31, 2017	—	—
Common stock, no par value, 24,000,000 shares authorized, 20,124,378 shares issued at December 31, 2018 and 18,952,385 shares issued at December 31, 2017, including shares in treasury	386,814	345,412
Retained earnings (a)(c)(d)	160,346	134,362
Accumulated other comprehensive loss, net of deferred income taxes (a)(d)	(12,933)	(5,215)
Treasury stock, at cost, 601,289 shares at December 31, 2018 and 702,449 shares at December 31, 2017	(14,087)	(15,967)
Total stockholders’ equity	520,140	458,592
Total liabilities and stockholders’ equity	$3,991,454	$3,581,686
(a) As of January 1, 2018, Peoples adopted Accounting Standard Update ("ASU") 2016-01, resulting in the reclassification of equity investment securities (including those held in participant accounts in the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan) from available-for-sale investment securities to other investment securities. At December 31, 2017, $7.8 million of equity investment securities were included in available-for-sale investment securities. Also on January 1, 2018, ASU 2016-01 resulted in Peoples reclassifying $5.0 million in net unrealized gains on equity securities from accumulated other comprehensive loss to retained earnings.

(b)	Also referred to throughout this document as "total loans."
(c) As of January 1, 2018, Peoples adopted ASU 2014-09, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income taxes, and an increase in accrued expenses and other liabilities of $4.7 million, to reflect uncompleted contracts in the initial application of the guidance.
(d) As of December 31, 2017, Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings.
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2018	2017	2016
Interest income:
Interest and fees on loans	$125,263	$103,043	$93,845
Interest and dividends on taxable investment securities	23,132	20,415	18,423
Interest on tax-exempt investment securities	2,467	2,923	3,126
Other interest income	402	144	50
Total interest income	151,264	126,525	115,444
Interest expense:
Interest on deposits	13,705	7,154	5,942
Interest on short-term borrowings	5,238	1,534	508
Interest on long-term borrowings	2,709	4,460	4,129
Total interest expense	21,652	13,148	10,579
Net interest income	129,612	113,377	104,865
Provision for loan losses	5,448	3,772	3,539
Net interest income after provision for loan losses	124,164	109,605	101,326
Non-interest income:
Insurance income	14,812	14,204	13,846
Trust and investment income	12,543	11,558	10,589
Electronic banking income	11,477	10,358	10,353
Deposit account service charges	9,778	9,614	10,662
Mortgage banking income	3,333	1,872	1,304
Bank owned life insurance income	1,955	1,950	1,414
Commercial loan swap fees	681	1,232	1,076
Net (loss) gain on investment securities	(146)	2,983	930
Net loss on asset disposals and other transactions	(334)	(63)	(1,133)
Other non-interest income (a)	2,655	1,865	1,826
Total non-interest income	56,754	55,573	50,867
Non-interest expense:
Salaries and employee benefit costs	69,308	60,276	57,433
Net occupancy and equipment expense	11,272	10,633	10,735
Professional fees	7,862	6,575	7,436
Electronic banking expense	6,057	5,874	5,992
Data processing and software expense	5,419	4,441	3,763
Amortization of other intangible assets	3,338	3,516	4,030
Franchise tax expense	2,771	2,246	2,192
Marketing expense	1,962	1,714	1,594
FDIC insurance expense	1,546	1,816	1,899
Foreclosed real estate and other loan expenses	1,431	873	859
Communication expense	1,265	1,475	2,261
Other non-interest expense	13,746	8,536	8,717
Total non-interest expense	125,977	107,975	106,911
Income before income taxes	54,941	57,203	45,282
Income tax expense	8,686	18,732	14,125
Net income	$46,255	$38,471	$31,157
Earnings per common share - basic	$2.42	$2.12	$1.72
Earnings per common share - diluted	$2.41	$2.10	$1.71
Weighted-average number of common shares outstanding - basic	18,991,768	18,050,189	18,013,693
Weighted-average number of common shares outstanding - diluted	19,122,260	18,208,684	18,155,463
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in realized and unrealized gains on equity investment securities recorded in other non-interest income of 207,000 for the year ended December 31, 2018.
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2018	2017	2016
Net income	$46,255	$38,471	$31,157
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding loss arising in the period	(3,910)	(555)	(2,590)
Related tax benefit	821	195	906
Less: reclassification adjustment for net (loss) gain included in net income	(146)	2,983	930
Related tax benefit (expense)	31	(1,044)	(326)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	(370)	—
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (b)	(5,020)	—	—
Net effect on other comprehensive (loss) income	(7,994)	(2,669)	(2,288)
Defined benefit plans:
Net gain (loss) arising during the period	325	(616)	(232)
Related tax (expense) benefit	(69)	216	81
Amortization of unrecognized loss and service cost on benefit plans	99	96	89
Related tax expense	(21)	(34)	(31)
Recognition of loss due to settlement and curtailment	267	242	—
Related tax expense	(56)	(85)	—
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	(754)	—
Net effect on other comprehensive income (loss)	545	(935)	(93)
Cash flow hedges:
Net (loss) gain arising during the period	(341)	(395)	1,824
Related tax benefit (expense)	72	138	(638)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	200	—
Net effect on other comprehensive (loss) income	(269)	(57)	1,186
Total other comprehensive loss, net of tax	(7,718)	(3,661)	(1,195)
Total comprehensive income	$38,537	$34,810	$29,962
(a) As of December 31, 2017, Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings.
(b) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2015	$343,948	$90,790	$(359)	$(14,590)	$419,789
Net income	—	31,157	—	—	31,157
Other comprehensive loss, net of tax	—	—	(1,195)	—	(1,195)
Cash dividends declared	—	(11,653)	—	—	(11,653)
Exercise of stock appreciation rights	(40)	—	—	40	—
Reissuance of treasury stock for common stock awards	(1,297)	—	—	1,297	—
Tax benefit from exercise of stock options	26	—	—	—	26
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	232	232
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(515)	(515)
Common shares repurchased under share repurchase program	—	—	—	(4,965)	(4,965)
Common shares issued under dividend reinvestment plan	437	—	—	—	437
Common shares issued under compensation plan for Board of Directors	(18)	—	—	263	245
Stock-based compensation	1,332	—	—	—	1,332
Common shares issued under employee stock purchase plan	16	—	—	355	371
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
Net income	—	38,471	—	—	38,471
Other comprehensive loss, net of tax (a)	—	924	(3,661)	—	(2,737)
Cash dividends declared	—	(15,327)	—	—	(15,327)
Exercise of stock appreciation rights	(6)	—	—	6	—
Reissuance of treasury stock for common stock awards	(1,455)	—	—	1,455	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	500	500
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(508)	(508)
Common shares issued under dividend reinvestment plan	525	—	—	—	525
Common shares issued under compensation plan for Board of Directors	88	—	—	207	295
Stock-based compensation	1,747	—	—	—	1,747
Common shares issued under employee stock purchase plan	109	—	—	256	365
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	—	46,255	—	—	46,255
Other comprehensive loss, net of tax (b)	—	5,020	(7,718)	—	(2,698)
Cash dividends declared	—	(21,578)	—	—	(21,578)
Exercise of stock appreciation rights	(2)	—	—	2	—
Reissuance of treasury stock for common stock awards	(2,748)	—	—	2,748	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	46	46
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,380)	(1,380)
Common shares issued under dividend reinvestment plan	668	—	—	—	668
Common shares issued under compensation plan for Board of Directors	104	—	—	194	298
Stock-based compensation	2,359	—	—	—	2,359
Common shares issued under employee stock purchase plan	123	—	—	270	393
Issuance of common shares related to acquisition of ASB Financial Corp. ("ASB")	40,898	—	—	—	40,898
Amounts reclassified out of retained earnings, net of tax, per ASU 2014-09 (c)	—	(3,713)	—	—	(3,713)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
(a) As of December 31, 2017, Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings.
(b) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
(c) As of January 1, 2018, Peoples adopted ASU 2014-09, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income taxes, and an increase in accrued expenses and other liabilities of $4.7 million, to reflect uncompleted contracts in the initial application of the guidance.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$46,255	$38,471	$31,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	18,204	18,142	19,169
Provision for loan losses	5,448	3,772	3,539
Bank owned life insurance income	(1,955)	(1,950)	(1,414)
Net loss (gain) on investment securities	146	(2,983)	(930)
Loss on debt extinguishment	13	—	707
Fair value adjustment on equity investment securities	(207)	—	—
Loans originated for sale	(123,134)	(63,730)	(69,123)
Proceeds from sales of loans	124,796	66,025	67,421
Net gains on sales of loans	(2,846)	(1,445)	(1,047)
Deferred income tax benefit	(309)	(2,779)	(2,462)
Increase in accrued expenses	147	950	3,972
Increase in interest receivable	(854)	(807)	(1,278)
Excess tax benefit from share-based payments	—	—	(26)
(Decrease) increase in other assets	(533)	6,050	6,974
Other, net	10,072	1,311	3,999
Net cash provided by operating activities	75,243	61,027	60,658
Investing activities:
Available-for-sale investment securities:
Purchases	(137,818)	(180,109)	(166,241)
Proceeds from sales	14,489	8,355	30,734
Proceeds from principal payments, calls and prepayments	122,986	143,000	127,824
Held-to-maturity investment securities:
Purchases	—	(1,310)	—
Proceeds from principal payments	4,281	3,142	2,167
Other investment securities:
Purchases	(2,689)	—	—
Proceeds from sales	7,622	—	—
Net increase in loans held for investment	(134,071)	(130,397)	(148,951)
Net expenditures for premises and equipment	(4,531)	(4,865)	(5,436)
Proceeds from sales of other real estate owned	278	556	240
Purchase of bank owned life insurance	—	—	(35,000)
Business acquisitions, net of cash received	4,695	(1,069)	(244)
(Investment in) return of limited partnership and tax credit funds	(5,398)	9	(3,451)
Net cash used in investing activities	(130,156)	(162,688)	(198,358)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	22,380	(178,411)	16,482
Net increase (decrease) in interest-bearing deposits	3,449	398,991	(42,655)
Net increase (decrease) in short-term borrowings	61,883	(146,721)	145,221
Proceeds from long-term borrowings	—	55,000	55,000
Payments on long-term borrowings	(4,591)	(5,738)	(24,361)
Cash dividends paid	(20,915)	(14,706)	(11,173)
Repurchase of treasury stock under share repurchase program	—	—	(4,965)
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,380)	(508)	(515)
Proceeds from issuance of common shares	25	9	18
Contingent consideration payments made after a business combination	(520)	(207)	(347)
Excess tax benefit from share-based payments	—	—	26
Net cash provided by financing activities	60,331	107,709	132,731
Net increase (decrease) in cash and cash equivalents	5,418	6,048	(4,969)
Cash and cash equivalents at beginning of period	72,194	66,146	71,115
Cash and cash equivalents at end of period	$77,612	$72,194	$66,146

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental cash flow information:
Interest paid	$19,920	$13,001	$10,756
Income taxes paid	$6,135	$14,036	$11,890
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$90	$219	$202
Available-for-sale investment security sales settled in a subsequent period	$—	$229	$—
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank.  Services are provided through 81 financial service locations, including 72 full-service bank branches and 71 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based and mobile banking.
Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to generally accepted accounting principles in the United States of America ("US GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating activities or total stockholders' equity.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Peoples had no restricted funds at December 31, 2018 and $1.0 million of restricted funds at December 31, 2017, in interest-bearing deposits in other banks. which were being used as collateral and not available for withdrawal.
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
Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in total stockholders' equity as a separate component of accumulated other comprehensive income or loss, net of applicable deferred income taxes.
Certain restricted equity investment securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported in other investment securities on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Federal Reserve Bank of Cleveland (the "FRB").
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, and (3) the structure of the security.
An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security, (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis, or (3) Peoples does not expect to recover the entire amortized cost basis of the security. In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in total stockholders' equity as a component of accumulated other comprehensive income, net of applicable deferred income taxes.
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
Securities Sold Under Agreements to Repurchase ("Repurchase Agreements"): Peoples enters into Repurchase Agreements with customers and other financial service companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in Note 8 Short-Term Borrowings and Note 9 Long-Term Borrowings, as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3 Investment Securities. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, charge-offs and an allowance for loan losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan origination costs were $9.5 million and $7.5 million at December 31, 2018 and 2017, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated collectively for smaller balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1 million, for which an annual evaluation is performed for possible credit deterioration. This loan review process provides Peoples with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples' risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Peoples also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
Loans acquired in a business combination that have evidence of deterioration of credit quality, commonly referred to as "purchased credit impaired" loans, since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized. Over the life of these acquired loans, management continues to monitor each acquired purchased credit impaired loan portfolio for changes in credit quality. Increases in expected cash flows subsequent to acquisition are recognized prospectively over the remaining life of the acquired purchased credit impaired loans as a yield adjustment on the loans. Subsequent decreases in expected cash flows are recognized as an impairment, with the amount of the expected loss included in provision for loan losses in the period in which it is identified, and establishes an allowance for loan losses for the expected losses. These purchased credit impaired loans are considered to be accruing and performing even though collection of contractual payments on the loans may be in doubt, as income continues to be accreted as long as expected cash flows can be reasonably estimated.
Loans acquired in a business combination that are not impaired are recorded at fair value, with no valuation allowance, and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to a loan's cost basis and is accreted or amortized to interest income over the loan's remaining life using the level yield method. Subsequent to the acquisition date, the method utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, Peoples records a provision for loan losses only when the required allowance exceeds the remaining fair value adjustment.
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
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives, which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either an other asset or an other liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
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
The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price. The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The calculation of historical loss rates for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss rates are periodically updated based on actual charge-off experience. The qualitative economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments, which are considered by management include, among other factors, (1) changes in international, national, regional and local economic and business conditions, (2) changes in asset quality, (3) changes in loan portfolio volume, (4) the composition and concentrations of credit, (5) changes in the value of underlying collateral due to economic or market conditions, and (6) effectiveness of Peoples' loan policies, procedures and internal controls. The allowance for loan losses established for each homogenous loan pool represents the product of the historical loss rate, adjusted for qualitative factors, and the total dollar amount of the loans in the pool.
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
Peoples also evaluates unfunded commitments for construction loans, floor plan lines of credit, home equity lines of credit, other credit lines and letters of credit on a quarterly basis. The calculation of the reserve for unfunded commitments utilizes the same look back period as the allowance for loan losses, and is based on the reported losses on unfunded commitments during this look back period. This annualized loss rate is then applied to the probable drawn amount of the pooled unfunded commitments to determine the required reserve. Peoples also evaluates classified credit exposures with unfunded commitments individually to determine if a loss is both probable and reasonably estimable.
Troubled Debt Restructuring ("TDR"): The restructuring of a loan is considered a TDR if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Loans acquired that are restructured after acquisition are not considered TDRs if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools of purchased credit impaired loans.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $9.6 million and $4.7 million at December 31, 2018 and 2017, respectively.
Other Real Estate Owned ("OREO"): OREO, included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $94,000 at December 31, 2018 and $208,000 at December 31, 2017.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2018, based upon the estimated fair value of Peoples' single reporting unit.
Peoples' other intangible assets include customer relationship intangible assets, core deposit intangible assets and servicing rights representing the net present value of future economic benefit to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Servicing Rights: Servicing rights represent the right to service loans sold to third-party investors. Loans that are sold are primarily mortgage loans, but also include small business and agricultural loans. Servicing rights are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets. Servicing rights are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans that have been completely sold are not included on the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
Peoples initially records servicing rights at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or net servicing loss, and assesses servicing assets or liabilities for impairment or increased obligation based on the fair value at each reporting date. The fair value of the servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
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
As of January 1, 2018, Peoples adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), and all subsequent updates that modified Accounting Standards Codification ("ASC") 606. Peoples elected to adopt this new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. As of January 1, 2018, Peoples recorded a cumulative-effect adjustment for uncompleted contracts, which resulted in a reduction to retained earnings and an increase in accrued expenses and other liabilities of $3.7 million, which was net of federal income taxes. The impact during 2018 was an increase in insurance income and a decrease in retained earnings of $369,000 as a result of applying ASC 606. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those respective periods.
Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur, once the uncertainty is resolved. Peoples' contracts with customers are short-term in nature, and are recognized under the following revenue streams:
Insurance Income: Insurance income generally consists of commissions and fees from the sale of insurance policies, fees related to third-party administration services and performance-based commissions from insurance companies.
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
Trust and Investment Income: Trust and investment income consists of revenue from fiduciary and brokerage activities, which includes fees for services such as asset management, record keeping, retirement services and estate management, and investment commissions and fees related to the sale of investments. Trust and investment income is recognized over time, which reflects the duration of the contract period for which services have been provided. Trust and investment income is variable as it is based on the value of assets under administration and management, and specific transactions. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer when billed, which is typically a monthly or quarterly billing for services rendered in the most recent period, for which the performance obligation has been satisfied. Peoples has elected to apply a practical expedient of right to invoice when recognizing trust and investment income, as Peoples has fulfilled the performance obligation, the customer has consumed the service, and Peoples has a right to the related income. Peoples has also elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to financial advisors, and will expense these commissions paid to financial advisors as incurred, as these costs are related to the trust and investment income and would have been amortized within one year or less if they had been capitalized, the same period over which the income was earned.

Electronic Banking Income: Electronic banking income consists of two revenue streams related to interchange income, and promotional and usage income.
Peoples recognizes interchange income over time, on a monthly basis, which is based on the transactional volume of debit card activity completed by its customers during the month in which income is recognized. Peoples is obligated, based on its contracts with third parties, to meet certain volumes of debit card activities, which are performed by Peoples' customers, over a certain period of time. Interchange income is variable as it is based on the transaction volume of debit card activity completed by Peoples' customers. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the vendor within one month of the completed customer debit card activity. Peoples has elected to apply a practical expedient of right to invoice when recognizing interchange income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
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
Deposit Account Service Charges: Deposit account service charges consist of two revenue streams related to ongoing maintenance fees for deposit accounts and transactional-based fees.
Ongoing maintenance fees are recognized on a monthly basis, generally with the monthly period beginning on the day of the month on which the account was opened. Ongoing maintenance fee income is variable as these fees can be reduced if a customer meets certain qualifying metrics. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. For accounts that are assessed maintenance fees through the account analysis process, payment is due from the customer within one month after the monthly period in which the account activity occurred. For all other accounts, monthly maintenance fees are assessed to the account on the last day of the monthly period. Peoples has elected to apply a practical expedient of right to invoice when recognizing ongoing maintenance fees for deposit accounts, as Peoples has fulfilled the required performance obligations, the customer has consumed the service, and Peoples has a right to the related income.
Transactional-based fees are recognized at a point in time, which is at the completion of the relevant transaction. Peoples is obligated to perform certain transactions as requested by its consumer and business deposit account customers, which are outside of the normal maintenance requirements. Transactional-based fee income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Commercial Loan Swap Fees: Commercial loan swap fees consist of income related to transactions in which Peoples acts as an agent between a third-party vendor and certain Peoples' commercial loan customers for which an interest rate swap occurs. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples. Commercial loan swap fee income is variable as these fees are a certain percentage of the total swap fee collected on a completed transaction. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Other Non-Interest Income: Other non-interest income includes certain revenues that are transactional-based, such as wire transfer fees, money order fees and other ancillary fees or services. These transactional-based fees are recognized as income at a point in time, at the completion of the relevant transaction. Transactional-based fee income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.

Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided as temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory federal corporate income tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017, and Peoples' Consolidated Financial Statements fully reflect the impact of the Act as of December 31, 2018. As a result of the final impact of this guidance, Peoples recorded a reduction to income tax expense of $0.7 million during 2018.
At December 31, 2017, Peoples had completed the accounting for the tax effects of enactment of the Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced statutory federal corporate income tax rate on its existing deferred tax balances. Peoples also early adopted and retrospectively applied the reclassification of stranded income tax effects from accumulated other comprehensive loss to retained earnings as of December 31, 2017, as permitted by ASU 2018-02.
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in Note 12 Income Taxes.
Advertising Costs: Advertising costs are expensed as incurred.
Earnings per Share ("EPS"): Basic and diluted EPS are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock appreciation rights and non-vested restricted common shares using the treasury stock method.
Operating Segments: Peoples' business activities are currently confined to one reporting unit and reportable segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, insurance, investment and trust solutions.
Stock-Based Compensation: Stock-based compensation for restricted stock awards is measured at the fair value of these awards on their grant date. Stock-based compensation is recognized over the restriction period for restricted stock awards. Only the expense for the portion of the awards expected to vest is recognized. For service-based awards, stock-based compensation for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples is currently evaluating the impact of this update.
ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update will remove some current disclosure requirements and require an explanation of the reasons for significant gains and losses related to changes in the benefit obligation, the projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets, and the accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2020 (effective January 1, 2021 for Peoples). Peoples is currently reviewing the new disclosure requirements in this update and will adopt this new accounting guidance as required.
ASU 2018-13 - Fair Value Measurement (Topic 820): The amendment in this update removes, modifies and adds to required disclosures related to certain fair value measurements. This ASU will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples is currently reviewing the new disclosure requirements in this update and will adopt this new accounting guidance as required.
ASU 2018-07 - Compensation - Stock Compensation (Topic 718): This update has been issued as part of a simplification initiative, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples adopted this new accounting guidance as required, and it will not have a material impact on Peoples' consolidated financial statements.
ASU 2018-05 - Income Taxes (Topic 740): The amendments in this ASU clarify required disclosures in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period. As of December 31, 2018, Peoples completed the accounting for the income tax effects of the enactment of the Tax Cuts and Jobs Act, resulting in a reduction to income tax expense of $0.7 million during 2018.
ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Peoples early adopted ASU 2018-02, reclassifying income tax effects of the Tax Cuts and Jobs Act of $0.9 million from accumulated other comprehensive loss to retained earnings as of December 31, 2017.
ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the amendments in this ASU is to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The FASB issued an update in October of 2018, in order to facilitate the London Interbank Offered Rate ("LIBOR") to Secured Overnight Financing Rate transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019 for Peoples). As of December 31, 2018, Peoples was party to cash flow hedges in an effort to manage interest rate risk, which are relatively low complexity hedges, and Peoples does not intend to enter into highly complex derivative or hedging arrangements.
ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples will early adopt this new accounting guidance as of January 1, 2019, and it will be incorporated in the October 1, 2019 annual goodwill impairment analysis, but it is not expected to have a material impact on Peoples' consolidated financial statements.
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, Peoples will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, and should be accounted for according to Topic 842.
The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current US GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, Peoples expects that the adoption of the CECL model will materially affect how the allowance for loan losses is determined and could require significant increases to the allowance for loan losses. Moreover, the CECL model may create more volatility in the level of Peoples' allowance for loan losses. If required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect Peoples' business, financial condition and results of operations.
The new CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples has a committee that meets regularly to monitor progress and oversee the project. Peoples has implemented a third-party software solution, and will utilize the tool to run test calculations throughout 2019 in anticipation of the full implementation at the beginning of 2020. Peoples will complete model validation during 2019, and is currently refining the economic forecasting process, documenting accounting policies, reviewing business processes and evaluating potential changes to the control environment. Peoples is presently evaluating the impact that the CECL model will have on Peoples' financial statements and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan loss provision as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Peoples is currently evaluating the potential impact at adoption, which will depend on relevant data at the adoption date, including the characteristics of the loan portfolio, macroeconomic conditions and forecasts. Peoples has not yet determined the magnitude of any such one-time cumulative-effect adjustment or of the overall impact of the new standard on Peoples' financial condition or results of operations.
ASU 2016-02 - Leases (Topic 842): The amendments in this ASU were issued to improve the financial reporting of leasing activities and provide a faithful representation of leasing transactions and improve understanding and comparability of a lessee's financial statements. Under ASU 2016-02 and the related updates, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. These ASUs will become effective for interim and annual reporting periods affected beginning after December 15, 2018 (effective January 1, 2019 for Peoples). Peoples has identified the population of leases that will be impacted by ASU 2016-02, and assessed the impact of the guidance provided in the subsequent updates, and will adopt this new accounting guidance as required. Peoples will use the modified retrospective approach at implementation. Peoples recorded the right-of-use asset on January 1, 2019, which was approximately $5.2 million, and a lease liability of approximately $5.3 million.
Note 2 Fair Value of Financial Instruments

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, Peoples measures, records and reports various types of assets and liabilities at fair value on either a recurring or a non-recurring basis in the Consolidated Financial Statements. Those assets and liabilities are presented below in the sections entitled "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis" and "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis."
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in Note 1 Summary of Significant Accounting Policies.
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

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
Obligations of:
States and political subdivisions	$—	$88,587	$—	$—	$101,569	$—
Residential mortgage-backed securities	—	692,608	—	—	673,664	—
Commercial mortgage-backed securities	—	6,707	—	—	6,976	—
Bank-issued trust preferred securities	—	3,989	—	—	5,129	—
Equity investment securities (a)	—	—	—	7,694	155	—
Total available-for-sale securities	$—	$791,891	$—	$7,694	$787,493	$—
Equity investment securities (a)	$94	$183	$—	$—	$—	$—
Derivative assets (b)	—	4,544	—	—	4,594	—
Liabilities:
Derivative liabilities (c)	$—	$3,562	$—	$—	$3,241	$—
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity investment securities had a net unrealized gain of $6.5 million.
(b) Included in other assets on the Consolidated Balance Sheets. For additional information, see Note 14 Derivative Financial Instruments.
(c) Included in other liabilities on the Consolidated Balance Sheets. For additional information, see Note 14 Derivative Financial Instruments.

Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2018			December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$24,129	$—	$—	$20,602
OREO	—	—	94	—	—	208
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs.  At December 31, 2018, impaired loans with an aggregate outstanding principal balance of $30.1 million were measured and reported at a fair value of $24.1 million.  For the year ended December 31, 2018, Peoples recognized a reduction of $207,000 in the specific reserve on impaired loans, through the allowance for loan losses.
Other Real Estate Owned: The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
Financial Instruments Not Required to be Measured and Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities, and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$77,612	$77,612	$72,194	$72,194
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	4,403	4,896	3,810	4,417
Residential mortgage-backed securities	2	29,044	28,603	32,487	32,227
Commercial mortgage-backed securities	2	3,514	3,464	4,631	4,569
Total held-to-maturity securities		36,961	36,963	40,928	41,213
Other investment securities:
FHLB stock	2	29,367	29,367	28,132	28,132
FRB stock	2	12,294	12,294	10,179	10,179
Nonqualified deferred compensation (a)	2	987	987	—	—
Federal Home Loan Mortgage Corp ("FHLMC") stock	2	60	60	60	60
Other investment securities (b)		42,708	42,708	38,371	38,371
Net loans	3	2,708,583	2,907,537	2,338,344	2,274,194
Loans held for sale	2	5,470	5,492	2,510	2,569
Bank owned life insurance	3	68,934	68,934	62,176	62,176
Servicing rights (c)	3	2,655	4,568	2,305	3,866
Financial liabilities:
Deposits	2	$2,955,465	$2,953,452	$2,730,330	$2,730,071
Short-term borrowings	2	356,198	349,994	209,491	209,628
Long-term borrowings	2	109,644	101,736	144,019	142,108
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities (including those held in participant accounts in the Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan) from available-for-sale investment securities to other investment securities.
(b) Other investment securities, as reported on the Consolidated Balance Sheets, also includes equity investment securities for 2018, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.

(c)	Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: The carrying amount for cash and due from banks is a reasonable estimate of fair value (Level 1).

Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Other Investment Securities: Other investment securities are measured at their respective redemption values (Level 2).
Net Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity.
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
Servicing Rights: The fair value of the servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3).
Deposits: The fair value of fixed maturity certificates of deposit ("CDs") is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2).
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
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  These financial assets and liabilities include the following: customer relationships intangible assets, core deposit intangible assets and other information required to compute Peoples’ aggregate fair value, which are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2018
Obligations of:
States and political subdivisions	$88,358	$787	$(558)	$88,587
Residential mortgage-backed securities	705,289	2,720	(15,401)	692,608
Commercial mortgage-backed securities	6,812	—	(105)	6,707
Bank-issued trust preferred securities	4,196	75	(282)	3,989
Total available-for-sale securities	$804,655	$3,582	$(16,346)	$791,891
2017
Obligations of:
States and political subdivisions	$100,039	$1,786	$(256)	$101,569
Residential mortgage-backed securities	684,100	2,582	(13,018)	673,664
Commercial mortgage-backed securities	7,004	11	(39)	6,976
Bank-issued trust preferred securities	5,195	141	(207)	5,129
Equity investment securities (a)	1,394	6,520	(65)	7,849
Total available-for-sale securities	$797,732	$11,040	$(13,585)	$795,187
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-
sale investment securities to other investment securities.
The unrealized losses related to residential mortgage-backed securities at December 31, 2018 and 2017 were attributed to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2018	2017	2016
Gross gains realized	$6	$2,999	$933
Gross losses realized	152	16	3
Net (loss) gain realized	$(146)	$2,983	$930
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2018
Obligations of:
States and political subdivisions	$10,173	$18	17	$19,918	$540	20	$30,091	$558
Residential mortgage-backed securities	47,562	226	50	517,335	15,175	170	564,897	15,401
Commercial mortgage-backed securities	—	—	—	6,707	105	3	6,707	105
Bank-issued trust preferred securities	—	—	—	1,718	282	2	1,718	282
Total	$57,735	$244	67	$545,678	$16,102	195	$603,413	$16,346
2017
Obligations of:
States and political subdivisions	$16,985	$89	18	$5,308	$167	1	$22,293	$256
Residential mortgage-backed securities	274,998	3,462	77	291,812	9,556	88	566,810	13,018
Commercial mortgage-backed securities	2,487	23	1	1,274	16	1	3,761	39
Bank-issued trust preferred securities	—	—	—	2,792	207	3	2,792	207
Equity investment securities (a)	276	1	1	112	64	1	388	65
Total	$294,746	$3,575	97	$301,298	$10,010	94	$596,044	$13,585
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2018, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2018 and 2017 were attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2018, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of the two positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $216,000 and $145,000, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2018 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$891	$15,910	$23,094	$48,463	$88,358
Residential mortgage-backed securities	782	12,194	51,284	641,029	705,289
Commercial mortgage-backed securities	—	5,666	—	1,146	6,812
Bank-issued trust preferred securities	—	—	4,196	—	4,196
Total available-for-sale securities	$1,673	$33,770	$78,574	$690,638	$804,655
Fair value
Obligations of:
States and political subdivisions	$888	$15,900	$23,188	$48,611	$88,587
Residential mortgage-backed securities	778	12,031	50,164	629,635	692,608
Commercial mortgage-backed securities	—	5,587	—	1,120	6,707
Bank-issued trust preferred securities	—	—	3,989	—	3,989
Total available-for-sale securities	$1,666	$33,518	$77,341	$679,366	$791,891
Total weighted-average yield	2.26%	2.35%	2.77%	2.93%	2.89%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2018
Obligations of:
States and political subdivisions	$4,403	$493	$—	$4,896
Residential mortgage-backed securities	29,044	191	(632)	28,603
Commercial mortgage-backed securities	3,514	—	(50)	3,464
Total held-to-maturity securities	$36,961	$684	$(682)	$36,963
2017
Obligations of:
States and political subdivisions	$3,810	$607	$—	$4,417
Residential mortgage-backed securities	32,487	269	(529)	32,227
Commercial mortgage-backed securities	4,631	—	(62)	4,569
Total held-to-maturity securities	$40,928	$876	$(591)	$41,213
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2018, 2017 and 2016.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2018
Residential mortgage-backed securities	$—	$—	—	$13,102	$632	5	$13,102	$632
Commercial mortgage-backed securities	—	—	—	3,464	50	1	3,464	50
Total	$—	$—	—	$16,566	$682	6	$16,566	$682
2017
Residential mortgage-backed securities	$1,476	$4	2	$12,098	$525	3	$13,574	$529
Commercial mortgage-backed securities	—	—	—	4,569	62	1	4,569	62
Total	$1,476	$4	2	$16,667	$587	4	$18,143	$591
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2018.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$308	$2,982	$1,113	$4,403
Residential mortgage-backed securities	—	422	8,027	20,595	29,044
Commercial mortgage-backed securities	—	—	—	3,514	3,514
Total held-to-maturity securities	$—	$730	$11,009	$25,222	$36,961
Fair value
Obligations of:
States and political subdivisions	$—	$308	$3,466	$1,122	$4,896
Residential mortgage-backed securities	—	416	8,163	20,024	28,603
Commercial mortgage-backed securities	—	—	—	3,464	3,464
Total held-to-maturity securities	$—	$724	$11,629	$24,610	$36,963
Total weighted-average yield	—%	2.43%	2.89%	2.78%	2.80%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheet consist largely of shares of FHLB and FRB, and equity investment securities. As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $7.8 million of equity investment securities from available-for-sale investment securities to other investment securities and the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.

The following table summarizes the carrying value of Peoples' other investment securities at December 31:

(Dollars in thousands)	2018	2017
FHLB stock	$29,367	$28,132
FRB stock	12,294	10,179
Nonqualified deferred compensation	987	—
Equity investment securities (a)	277	—
FHLMC stock	60	60
Other investment securities	$42,985	$38,371
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities.
During the year ended December 31, 2018, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2018 in other non-interest income, resulting in unrealized losses of $206,000.
At December 31, 2018, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples had pledged available-for-sale investment securities with a carrying value of $430.0 million and $522.7 million at December 31, 2018 and 2017, respectively, and held-to-maturity investment securities with a carrying value of $16.9 million and $18.3 million at December 31, 2018 and 2017, respectively, to secure public and trust department deposits and Repurchase Agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $60.1 million and $6.7 million at December 31, 2018 and 2017, respectively, and held-to-maturity securities with carrying values of $16.7 million and $19.9 million at December 31, 2018 and 2017, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and eastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs), excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2018	2017
Originated loans:
Commercial real estate, construction	$124,013	$107,118
Commercial real estate, other	632,200	595,447
Commercial real estate	756,213	702,565
Commercial and industrial	530,207	438,051
Residential real estate	296,860	304,523
Home equity lines of credit	93,326	88,902
Consumer, indirect	407,167	340,390
Consumer, direct	71,674	67,010
Consumer	478,841	407,400
Deposit account overdrafts	583	849
Total originated loans	$2,156,030	$1,942,290
Acquired loans:
Commercial real estate, construction	$12,404	$8,319
Commercial real estate, other	184,711	165,120
Commercial real estate	197,115	173,439
Commercial and industrial	35,537	34,493
Residential real estate	296,937	184,864
Home equity lines of credit	40,653	20,575
Consumer, indirect	136	329
Consumer, direct	2,370	1,147
Consumer	2,506	1,476
Total acquired loans	$572,748	$414,847
Total loans	$2,728,778	$2,357,137
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows at December 31:

(Dollars in thousands)	2018	2017
Commercial real estate	$11,955	$8,117
Commercial and industrial	1,287	767
Residential real estate	20,062	19,532
Consumer	58	33
Total outstanding balance	$33,362	$28,449
Net carrying amount	$22,475	$19,564
Changes in the accretable yield for purchased credit impaired loans during the year ended December 31 were as follows:

(Dollars in thousands)	2018	2017
Balance, beginning of period	$6,704	$7,132
Reclassification from nonaccretable to accretable	2,019	1,285
Additions:
ASB	2,047	—
Accretion	(1,815)	(1,713)
Balance, December 31	$8,955	$6,704
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
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $505.7 million and $487.2 million at December 31, 2018 and 2017, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The outstanding balances of these loans totaled $180.9 million and $74.0 million at December 31, 2018 and 2017, respectively.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples Bancorp Inc., including their affiliates, families and entities in which they are principal owners. At December 31, 2018, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2017	$15,102
New loans and disbursements	5,508
Repayments	(3,720)
Other changes	(101)
Balance, December 31, 2018	$16,789
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

			Accruing Loans 90+ Days Past Due
	Nonaccrual Loans
(Dollars in thousands)	2018	2017	2018	2017
Originated loans:
Commercial real estate, construction	$710	$754	$—	$—
Commercial real estate, other	6,565	6,877	786	—
Commercial real estate	7,275	7,631	786	—
Commercial and industrial	1,673	739	—	—
Residential real estate	4,105	3,546	398	548
Home equity lines of credit	596	550	7	50
Consumer, indirect	480	256	—	—
Consumer, direct	56	39	—	16
Consumer	536	295	—	16
Total originated loans	$14,185	$12,761	$1,191	$614
Acquired loans:
Commercial real estate, other	$319	$192	$15	$215
Commercial and industrial	36	259	18	45
Residential real estate	1,921	2,168	1,032	730
Home equity lines of credit	637	312	—	22
Total acquired loans	$2,913	$2,931	$1,065	$1,012
Total loans	$17,098	$15,692	$2,256	$1,626

The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2018
Originated loans:
Commercial real estate, construction	$—	$—	$710	$710	$123,303	$124,013
Commercial real estate, other	12	736	7,151	7,899	624,301	632,200
Commercial real estate	12	736	7,861	8,609	747,604	756,213
Commercial and industrial	1,678	3,520	1,297	6,495	523,712	530,207
Residential real estate	4,457	1,319	2,595	8,371	288,489	296,860
Home equity lines of credit	531	30	431	992	92,334	93,326
Consumer, indirect	3,266	488	165	3,919	403,248	407,167
Consumer, direct	308	50	42	400	71,274	71,674
Consumer	3,574	538	207	4,319	474,522	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$10,252	$6,143	$12,391	$28,786	$2,127,244	$2,156,030

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
2018
Acquired loans:
Commercial real estate, construction	$511	$—	$—	$511	$11,893	$12,404
Commercial real estate, other	523	457	233	1,213	183,498	184,711
Commercial real estate	1,034	457	233	1,724	195,391	197,115
Commercial and industrial	111	13	18	142	35,395	35,537
Residential real estate	6,124	1,823	1,885	9,832	287,105	296,937
Home equity lines of credit	238	233	534	1,005	39,648	40,653
Consumer, indirect	—	—	—	—	136	136
Consumer, direct	23	6	—	29	2,341	2,370
Consumer	23	6	—	29	2,477	2,506
Total acquired loans	$7,530	$2,532	$2,670	$12,732	$560,016	$572,748
Total loans	$17,782	$8,675	$15,061	$41,518	$2,687,260	$2,728,778
2017
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$107,118	$107,118
Commercial real estate, other	990	—	6,492	7,482	587,965	595,447
Commercial real estate	990	—	6,492	7,482	695,083	702,565
Commercial and industrial	1,423	92	706	2,221	435,830	438,051
Residential real estate	4,562	1,234	2,408	8,204	296,319	304,523
Home equity lines of credit	502	80	395	977	87,925	88,902
Consumer, indirect	2,153	648	105	2,906	337,484	340,390
Consumer, direct	417	46	48	511	66,499	67,010
Consumer	2,570	694	153	3,417	403,983	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$10,047	$2,100	$10,154	$22,301	$1,919,989	$1,942,290
Acquired loans:
Commercial real estate, construction	$—	$—	$—	$—	$8,319	$8,319
Commercial real estate, other	775	948	312	2,035	163,085	165,120
Commercial real estate	775	948	312	2,035	171,404	173,439
Commercial and industrial	—	1	171	172	34,321	34,493
Residential real estate	4,656	1,391	1,910	7,957	176,907	184,864
Home equity lines of credit	126	—	301	427	20,148	20,575
Consumer, indirect	3	—	—	3	326	329
Consumer, direct	10	11	—	21	1,126	1,147
Consumer	13	11	—	24	1,452	1,476
Total acquired loans	$5,570	$2,351	$2,694	$10,615	$404,232	$414,847
Total loans	$15,617	$4,451	$12,848	$32,916	$2,324,221	$2,357,137
Delinquency trends remained stable as 98.5% of Peoples' portfolio was considered "current" at December 31, 2018, compared to 98.6% at December 31, 2017.
Credit Quality Indicators
As discussed in Note 1 Summary of Significant Accounting Policies, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
"Pass" (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk category would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loans if required, for any weakness that may exist.
"Special Mention" (grade 5): Loans in this risk category are the equivalent of the regulatory "Other Assets Especially Mentioned" classification. Loans in this risk category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loans or in Peoples' credit position.
"Substandard" (grade 6): Loans in this risk category are inadequately protected by the borrower's current financial condition and payment capability, or by the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loans. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
"Doubtful" (grade 7): Loans in this risk category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of these loans as an estimate loss is deferred until their more exact status may be determined.
"Loss" (grade 8): Loans in this risk category are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean each such loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this risk category.
Consumer loans and other smaller-balance loans are evaluated and categorized as "substandard," "doubtful" or "loss" based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being "not rated."
The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2018
Originated loans:
Commercial real estate, construction	$121,457	$—	$1,472	$—	$1,084	$124,013
Commercial real estate, other	612,099	10,898	9,203	—	—	632,200
Commercial real estate	733,556	10,898	10,675	—	1,084	756,213
Commercial and industrial	476,290	45,990	7,692	—	235	530,207
Residential real estate	14,229	500	11,971	409	269,751	296,860
Home equity lines of credit	453	—	—	—	92,873	93,326
Consumer, indirect	8	—	—	—	407,159	407,167
Consumer, direct	30	—	—	—	71,644	71,674
Consumer	38	—	—	—	478,803	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$1,224,566	$57,388	$30,338	$409	$843,329	$2,156,030

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)
2018
Acquired loans:
Commercial real estate, construction	$8,976	$1,795	$1,633	$—	$—	$12,404
Commercial real estate, other	169,260	7,241	8,114	96	—	184,711
Commercial real estate	178,236	9,036	9,747	96	—	197,115
Commercial and industrial	32,471	2,008	1,058	—	—	35,537
Residential real estate	17,370	1,938	2,033	137	275,459	296,937
Home equity lines of credit	33	—	—	—	40,620	40,653
Consumer, indirect	4	—	—	—	132	136
Consumer, direct	31	—	—	—	2,339	2,370
Consumer	35	—	—	—	2,471	2,506
Total acquired loans	$228,145	$12,982	$12,838	$233	$318,550	$572,748
Total loans	$1,452,711	$70,370	$43,176	$642	$1,161,879	$2,728,778
2017
Originated loans:
Commercial real estate, construction	$100,409	$5,502	$754	$—	$453	$107,118
Commercial real estate, other	561,320	17,189	16,938	—	—	595,447
Commercial real estate	661,729	22,691	17,692	—	453	702,565
Commercial and industrial	420,477	13,062	4,512	—	—	438,051
Residential real estate	17,896	1,000	11,371	216	274,040	304,523
Home equity lines of credit	454	—	—	—	88,448	88,902
Consumer, indirect	55	8	—	—	340,327	340,390
Consumer, direct	33	—	—	—	66,977	67,010
Consumer	88	8	—	—	407,304	407,400
Deposit account overdrafts	—	—	—	—	849	849
Total originated loans	$1,100,644	$36,761	$33,575	$216	$771,094	$1,942,290
Acquired loans:
Commercial real estate, construction	$8,267	$—	$52	$—	$—	$8,319
Commercial real estate, other	149,486	6,527	9,107	—	—	165,120
Commercial real estate	157,753	6,527	9,159	—	—	173,439
Commercial and industrial	32,011	157	2,325	—	—	34,493
Residential real estate	12,543	593	1,105	—	170,623	184,864
Home equity lines of credit	124	—	—	—	20,451	20,575
Consumer, indirect	12	—	—	—	317	329
Consumer, direct	35	—	—	—	1,112	1,147
Consumer	47	—	—	—	1,429	1,476
Total acquired loans	$202,478	$7,277	$12,589	$—	$192,503	$414,847
Total loans	$1,303,122	$44,038	$46,164	$216	$963,597	$2,357,137

During 2018, Peoples' classified loans, which are loans categorized as substandard or doubtful, declined compared to the balances at December 31, 2017 mostly due to paydowns on classified loans, which were partially offset by acquired ASB loans.

Impaired Loans
The following table summarizes loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2018
Commercial real estate, construction	$2,376	$—	$2,376	$2,376	$—	$1,732	$74
Commercial real estate, other	15,464	274	14,946	15,220	119	14,043	455
Commercial real estate	17,840	274	17,322	17,596	119	15,775	529
Commercial and industrial	3,305	790	2,436	3,226	157	2,423	72
Residential real estate	25,990	644	24,034	24,678	154	22,769	1,134
Home equity lines of credit	2,291	424	1,869	2,293	73	1,832	109
Consumer, indirect	496	—	503	503	—	278	15
Consumer, direct	79	22	57	79	6	63	20
Consumer	575	22	560	582	6	341	35
Total	$50,001	$2,154	$46,221	$48,375	$509	$43,140	$1,879
2017
Commercial real estate, construction	$821	$—	$754	754	$—	$788	$—
Commercial real estate, other	14,909	14	13,606	13,620	1	14,392	503
Commercial real estate	15,730	14	14,360	14,374	1	15,180	503
Commercial and industrial	1,690	951	572	1,523	199	1,668	65
Residential real estate	24,743	477	22,626	23,103	58	23,195	1,246
Home equity lines of credit	1,707	81	1,624	1,705	18	1,505	85
Consumer, indirect	273	70	206	276	26	184	20
Consumer, direct	87	56	28	84	37	79	7
Consumer	360	126	234	360	63	263	27
Total	$44,230	$1,649	$39,416	$41,065	$339	$41,811	$1,926
Peoples' loans classified as impaired shown in the table above, included loans that were classified as TDRs.

The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2018 and 2017.

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2018
Originated loans:
Commercial and industrial	1	$714	$714	$714
Residential real estate	9	904	904	899
Home equity lines of credit	8	666	666	660
Consumer, indirect	27	485	485	412
Consumer, direct	5	32	32	29
Consumer	32	517	517	441
Total	50	$2,801	$2,801	$2,714
Acquired loans:
Commercial real estate, construction	1	$50	$50	$45
Residential real estate	15	1,258	1,258	1,226
Home equity lines of credit	6	196	196	193
Total	22	$1,504	$1,504	$1,464
2017
Originated loans:
Commercial real estate, other	1	$14	$14	$14
Commercial and industrial	4	210	210	149
Residential real estate	7	483	483	473
Home equity lines of credit	6	296	296	289
Consumer, indirect	15	218	218	201
Consumer, direct	2	10	10	8
Consumer	17	228	228	209
Total	35	$1,231	$1,231	$1,134
Acquired loans:
Commercial real estate, construction	3	$288	$288	$280
Residential real estate	9	442	442	412
Home equity lines of credit	5	328	328	320
Consumer, direct	1	2	2	—
Total	18	$1,060	$1,060	$1,012
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31:

	2018			2017
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Residential real estate	1	$56	$—	—	$—	$—
Home equity lines of credit	1	32	—	—	—	—
Total	2	$88	$—	—	$—	$—
Acquired loans:
Residential real estate	—	$—	$—	2	$64	$—
Home equity lines of credit	1	10	—	—	—	—
Total	1	$10	$—	2	$64	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer, indirect	Consumer, direct	Deposit Account Overdrafts	Total
Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(355)	(107)	(2,515)	(358)	(965)	(5,187)
Recoveries	60	18	232	14	474	140	205	1,143
Net charge-offs	(789)	(20)	(123)	(93)	(2,041)	(218)	(760)	(4,044)
Provision for loan losses	995	385	433	18	2,311	105	771	5,018
Balance, December 31, 2018	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659

Period-end amount allocated to:
Loans individually evaluated for impairment	$119	$157	$154	$73	$—	$6	$—	$509
Loans collectively evaluated for impairment	7,884	6,021	1,060	545	3,214	345	81	19,150
Balance, December 31, 2018	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659

Balance, January 1, 2017	$7,172	$6,353	$982	$688	$2,312	$518	$171	$18,196
Charge-offs	(408)	(175)	(637)	(131)	(2,110)	(372)	(1,038)	(4,871)
Recoveries	146	1	152	13	764	179	215	1,470
Net charge-offs	(262)	(174)	(485)	(118)	(1,346)	(193)	(823)	(3,401)
Provision for (recovery of) loan losses	887	(366)	407	123	1,978	139	722	3,890
Balance, December 31, 2017	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685

Period-end amount allocated to:
Loans individually evaluated for impairment	$1	$199	$58	$18	$26	$37	$—	$339
Loans collectively evaluated for impairment	7,796	5,614	846	675	2,918	427	70	18,346
Balance, December 31, 2017	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
The increase in total allowance for loan losses in 2018 was primarily due to total loan growth of 16%, or $371.6 million. The increase was primarily the result of commercial loan growth of $170.5 million, or 13%, which includes commercial real estate and commercial and industrial loan balances. Additionally, indirect consumer lending had growth of $66.6 million, or 20%, compared to December 31, 2017, and was partially offset by reductions in residential real estate loans.
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
The following table presents activity in the allowance for loan losses for acquired loans as of December 31:

(Dollars in thousands)	2018	2017
Nonimpaired loans:
Balance, January 1	$—	$—
Provision for loan losses	383	—
Balance, December 31	$383	$—

Purchased credit impaired loans:
Balance, January 1	$108	$233
Charge-offs	(2)	(7)
Provision for (recovery of) loan losses	47	(118)
Balance, December 31	$153	$108
During 2018, as a result of the ASB acquisition, Peoples recorded provision for loan losses for nonimpaired loans. The remaining fair value adjustment recorded for the nonimpaired loans acquired from ASB was not sufficient based on the calculation of the allowance for loan losses as of December 31, 2018. During 2017, Peoples recognized a recovery of loan losses that was related to an acquired purchased credit impaired loan that was paid off.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 are summarized as follows:

(Dollars in thousands)	2018	2017
Land	$13,776	$12,871
Building and premises	68,245	61,729
Furniture, fixtures and equipment	28,523	27,137
Total bank premises and equipment	110,544	101,737
Accumulated depreciation	(54,002)	(49,227)
Net book value	$56,542	$52,510
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $4.9 million in 2018 and 2017 and $5.1 million in 2016.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense on the leased properties and equipment was $1.2 million in 2018, $1.1 million in both 2017 and 2016. The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2018:

(Dollars in thousands)	Payments
2019	$975
2020	756
2021	606
2022	455
2023	295
Thereafter	223
Total future operating lease payments	$3,310

Note 6 Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2018	2017
Goodwill, beginning of year	$133,111	$132,631
Goodwill recorded from acquisitions	18,134	480
Goodwill, end of year	$151,245	$133,111

Peoples performed the required annual goodwill impairment test as of October 1, 2018, and concluded there was no impairment in the recorded value of goodwill, based upon the estimated fair value of the single reporting unit. During the annual goodwill impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.
On April 13, 2018, Peoples completed its acquisition of ASB, for which Peoples recorded $18.1 million of goodwill. For additional information on the ASB acquisition, refer to Note 19 Acquisitions.
During 2017, Peoples Insurance Agency, LLC acquired a third-party insurance administration company, for which no goodwill was recorded, and a property and casualty focused independent insurance agency for which Peoples recorded $480,000 of goodwill.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2018
Gross intangibles	$15,636	$7,480	$23,116
Intangibles recorded from acquisitions	2,363	—	2,363
Accumulated amortization	(12,540)	(4,754)	(17,294)
Total acquisition-related intangibles	$5,459	$2,726	$8,185
Servicing rights			2,655
Total other intangibles			$10,840
2017
Gross intangibles	$16,150	$5,373	$21,523
Intangibles recorded from acquisitions	—	1,593	1,593
Accumulated amortization	(10,281)	(3,675)	(13,956)
Total acquisition-related intangibles	$5,869	$3,291	$9,160
Servicing rights			2,305
Total other intangibles			$11,465
Peoples performed other intangible assets impairment testing and concluded there was no impairment in the recorded value of other intangible assets as of December 31, 2018, based upon estimated fair value. During the annual other intangible assets impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more likely than not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the ASB acquisition were $2.6 million in 2018, which included $2.4 million in core deposit intangible assets and $276,000 in servicing rights. Other intangible assets recorded from acquisitions of $1.6 million in 2017 related to the acquisitions of a third-party insurance administration company and a property and casualty focused independent insurance agency. Refer to Note 19 Acquisitions for additional information.

The following table details estimated aggregate future amortization of other intangible assets at December 31, 2018:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2019	$1,999	$779	$2,778
2020	1,438	629	2,067
2021	911	470	1,381
2022	437	318	755
2023	236	217	453
Thereafter	438	313	751
Total	$5,459	$2,726	$8,185
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Balance, beginning of year	$2,305	$2,305	$2,387
Amortization	(1,623)	(741)	(762)
Servicing rights originated	1,697	741	680
Servicing rights acquired	276	—	—
Balance, end of year	$2,655	$2,305	$2,305

No valuation allowances were required at December 31, 2018, 2017 and 2016 for Peoples’ servicing rights since, at each date, the fair value equaled or exceeded the book value.

The fair value of servicing rights was $4.6 million and $3.9 million at December 31, 2018 and 2017, respectively. Fair value at December 31, 2018 was determined using discount rates ranging from 10.5% to 13.0%, prepayment speeds ranging from 8.7% to 11.6%, depending on the stratification of the specific right, utilizing state delinquency to calculate the default rate. Fair value at December 31, 2017 was determined using discount rates ranging from 9.3% to 11.8%, prepayment speeds ranging from 8.9% to 22.6%.
Note 7 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2018	2017
Retail CDs:
$100,000 or more	$182,717	$149,105
Less than $100,000	211,618	189,568
Retail CDs	394,335	338,673
Interest-bearing deposit accounts	573,702	593,415
Savings accounts	468,500	446,714
Money market deposit accounts	379,878	371,376
Governmental deposit accounts	267,319	264,524
Brokered CDs	263,854	159,618
Total interest-bearing deposits	2,347,588	2,174,320
Non-interest-bearing deposits	607,877	556,010
Total deposits	$2,955,465	$2,730,330

The contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2019	$196,849	$235,421	$432,270
2020	84,416	18,330	102,746
2021	69,399	5,540	74,939
2022	19,268	4,081	23,349
2023	23,212	482	23,694
Thereafter	1,191	—	1,191
Total CDs	$394,335	$263,854	$658,189

Deposits from related parties were $11.3 million and $12.0 million at December 31, 2018 and 2017, respectively.
Note 8 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other (a)
2018
Ending balance	$51,202	$305,000	$—	$(4)
Average balance	64,519	219,897	14,329	301
Highest month-end balance	72,822	307,561	30,000	1,553
Interest expense	$194	$4,494	$527	$23
Weighted-average interest rate:
End of year	0.48%	2.32%	—%	—%
During the year	0.30%	2.04%	3.68%	NM
2017
Ending balance	$76,899	$92,592	$40,000	$—
Average balance	75,344	100,205	6,685	13
Highest month-end balance	80,649	208,000	40,000	—
Interest expense	$128	$1,160	$246	$—
Weighted-average interest rate:
End of year	0.17%	1.91%	3.68%	—%
During the year	0.17%	1.16%	3.68%	1.30%
2016
Ending balance	$74,607	$231,000	$—	$—
Average balance	72,886	86,260	—	23
Highest month-end balance	81,353	231,000	—	—
Interest expense	$124	$384	$—	$—
Weighted-average interest rate:
End of year	0.17%	0.64%	—%	—%
During the year	0.17%	0.45%	—%	1.11%
(a) NM = not meaningful.
Peoples’ retail repurchase agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.

The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year.  These advances, along with the long-term advances disclosed in Note 9 Long-Term Borrowings, are collateralized by residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples reclassified $30.0 million and $50.6 million of FHLB advances from long-term borrowings to short-term borrowings in 2018 and 2017, respectively, due to maturity dates of less than one year, of which $40.0 million and $20.0 million matured in 2018 and 2017, respectively.
Peoples' national market repurchase agreements consist of agreements with unrelated financial service companies. Additional information regarding the national market repurchase agreements can be found in Note 9 Long-Term Borrowings. The $40.0 million of national market repurchase agreements were reclassified from long-term borrowings to short-term borrowings during 2017 and matured in 2018.
Other short-term borrowings consist primarily of federal funds purchased and advances from the Federal Reserve Discount Window.  Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2018, Peoples had available Federal Reserve Discount Window credit of $107.9 million.  Other short-term borrowings also includes the unamortized debt issuance costs related to the costs associated with the Credit Agreement (the "RJB Credit Agreement") with Raymond James Bank, N.A. which was a short-term obligation as of December 31, 2018. For further information on the RJB Credit Agreement, refer to Note 9 Long-term Borrowings.
Note 9 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2018		2017
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$85,000	2.05%	$115,000	1.86%
FHLB amortizing, fixed rate advances	17,361	2.09%	21,939	2.02%
Junior subordinated debt securities	7,283	7.83%	7,107	4.97%
Unamortized debt issuance cost	—	—%	(27)	—%
Long-term borrowings	$109,644	2.44%	$144,019	2.04%
The putable, non-amortizing, fixed rate FHLB advances have maturities ranging from one to nine years that may be repaid prior to maturity, subject to termination fees. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate exercised by the FHLB or the stated maturity.
The amortizing, fixed rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from one to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Peoples continually evaluates the overall balance sheet position given the interest rate environment. During 2018, Peoples borrowed no additional long-term advances from the FHLB. At December 31, 2018, outstanding long-term FLHB non-amortizing advances, which have interest rates ranging from 1.26% to 2.17%, mature between 2020 and 2027. During 2018, $30.0 million of long-term FHLB non-amortizing advances were reclassified to short-term borrowing as the maturity became less than one year. As of December 31, 2018, Peoples had 12 interest rate swaps with a notional value of $110.0 million, of which $60.0 million of the swaps roughly coincided with the 2018 maturity of existing FHLB advances, while $50.0 million was new.
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
Additional information regarding Peoples' interest rate swaps can be found in Note 14 Derivative Financial Instruments.
Peoples' callable national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from five to ten years. In general, these agreements may not be terminated by Peoples prior to maturity without incurring additional costs. The callable national market repurchase agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from three months to five years. After the initial call period, the buyer has a one-time option to terminate the repurchase agreement. If the buyer exercises its option, Peoples would be required to repay the repurchase agreement in full at the quarterly date. As of December 31, 2018, Peoples' callable national market repurchase agreements had no remaining callable options. Peoples is required to make quarterly interest payments.
On March 4, 2016, Peoples entered into the RJB Credit Agreement, with Raymond James Bank, N.A. ("Raymond James Bank") which has a three-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $15.0 million (the "RJB Loan Commitment") for the purpose of: (i) to the extent that any amounts remained outstanding, paying off the then outstanding $15.0 million revolving credit loan of Peoples; (ii) making acquisitions; (iii) making stock repurchases; (iv) working capital needs; and (v) other general corporate purposes. On March 4, 2016, Peoples paid fees of $70,600, representing 0.47% of the RJB Loan Commitment.
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
Peoples and Peoples Bank are also required to satisfy certain financial covenants including:

(i)
Peoples (on a consolidated basis) and Peoples Bank must be "well capitalized" at all times, as defined and determined by the applicable governmental authority having jurisdiction over Peoples or Peoples Bank;

(ii)
Peoples (on a consolidated basis) and Peoples Bank must maintain a total risk-based capital ratio (as defined by the applicable governmental authority having regulatory authority over Peoples or Peoples Bank) of at least 12.50% as of the last day of any fiscal quarter;

(iii)	Peoples Bank must maintain a ratio of "Non-Performing Assets" to "Tangible Primary Capital" of not more than 20% as of the last day of any fiscal quarter;

(iv)	Peoples Bank must maintain a ratio of "Loan Loss Reserves" to "Non-Performing Loans" of not less than 70% at all times; and

(v)
Peoples (on a consolidated basis) must maintain a "Fixed Charge Coverage Ratio" that equals or exceeds 1.00 to 1.25 as of the end of each fiscal quarter, with the items used in this ratio being determined on a trailing four-fiscal quarter basis.

As of December 31, 2018, Peoples was in compliance with the applicable covenants imposed by the RJB Credit Agreement. The RJB Credit Agreement matures on March 3, 2019. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due in 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR. Distributions on the Capital Securities are included in interest expense in the Consolidated Financial Statements. These securities are considered tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the FRB, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par, subject to such approval. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive semi-annual periods.
At December 31, 2018, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2019	$3,512	1.53%
2020	25,564	1.83%
2021	21,979	1.73%
2022	16,521	1.95%
2023	1,157	1.01%
Thereafter	40,911	3.51%
Long-term borrowings	$109,644	2.44%

Note 10 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2015	18,931,200	586,686
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(56,000)
Release of restricted common shares	—	17,220
Cancellation of restricted common shares	(11,820)	1,000
Exercise of stock options for common shares	—	(1,775)
Grant of common shares	—	(350)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	8,396
Reissuance of treasury stock	—	(12,012)
Common shares purchased under repurchase program	—	279,770
Common shares issued under dividend reinvestment plan	19,711	—
Common shares issued under compensation plan for Boards of Directors	—	(11,450)
Common shares issued under employee stock purchase plan	—	(15,727)
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(68,707)
Release of restricted common shares	—	10,452
Cancellation of restricted common shares	(3,554)	5,050
Grant of common shares	—	(300)
Exercise of stock options for common shares	—	(266)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,413
Reissuance of treasury stock	—	(24,634)
Common shares issued under dividend reinvestment plan	16,848	—
Common shares issued under compensation plan for Board of Directors	—	(9,092)
Common shares issued under employee stock purchase plan	—	(11,225)
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Release of restricted common shares	—	32,082
Cancellation of restricted common shares	—	2,011
Exercise of stock options for common shares	—	(102)
Grant of restricted common shares	—	(106,805)
Grant of common shares	—	(16,544)
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	6,526
Sale of treasury stock	—	(10)
Reissuance of treasury stock	—	(2,089)
Common shares issued under dividend reinvestment plan	19,282	—
Common shares issued under compensation plan for Board of Directors	—	(4,699)
Common shares issued under employee stock purchase plan	—	(11,530)
Issuance of common shares related to acquisition of ASB	1,152,711	—
Shares at December 31, 2018	20,124,378	601,289

On November 3, 2015, Peoples announced that its Board of Directors approved and adopted a share repurchase program authorizing Peoples to purchase, from time to time, up to an aggregate of $20 million of its outstanding common shares. No common shares were repurchased in 2015. During 2016, Peoples repurchased 279,770 common shares at a cost of $5.0 million under the program. No common shares were repurchased in 2017 and 2018.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2018, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2018	2017
First Quarter	$0.26	$0.20
Second Quarter	0.28	0.20
Third Quarter	0.28	0.22
Fourth Quarter	0.30	0.22
Total dividends declared	$1.12	$0.84
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$2,869	$(3,228)	$—	$(359)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(604)	—	—	(604)
Other comprehensive (loss) income, net of reclassifications and tax	(1,684)	(93)	1,186	(591)
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(1,939)	—	—	(1,939)
Realized loss due to settlement and curtailment, net of tax	—	157	—	157
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	(370)	(754)	200	(924)
Other comprehensive loss, net of reclassifications and tax	(360)	(338)	(257)	(955)
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	115	—	—	115
Realized loss due to settlement and curtailment, net of tax	—	211	—	211
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(3,089)	334	(269)	(3,024)
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
As of December 31, 2017, Peoples elected to early adopt and retrospectively apply the reclassification of stranded income tax effects from accumulated other comprehensive loss to retained earnings, as permitted under ASU 2018-02.
As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in reclassifying $5.0 million in net unrealized gains on equity securities from accumulated other comprehensive loss to retained earnings.

Note 11 Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.  For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation during the years 2003 through 2009 plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Effective March 1, 2011, the accrual of pension plan benefits for all participants was frozen. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Effective July 1, 2013, a participant in the pension plan who is employed by Peoples may elect to receive or to commence receiving such person's retirement benefits as of the later of such person's normal retirement date or the first day of the month first following the date such person makes an election to receive his or her retirement benefits.
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

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets of the plans for the years ended December 31, 2018 and 2017, and a statement of the funded status as of December 31, 2018 and 2017:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2018	2017	2018	2017
Change in benefit obligation:
Obligation at January 1	$12,991	$12,127	$91	$103
Interest cost	423	451	3	3
Plan participants’ contributions	—	—	46	46
Actuarial (gain) loss	(1,519)	1,207	—	(4)
Benefit payments	(197)	(189)	(57)	(57)
Settlements	(703)	(605)	—	—
Obligation at December 31	$10,995	$12,991	$83	$91
Accumulated benefit obligation at December 31	$10,995	$12,991	$83	$91

Change in plan assets:
Fair value of plan assets at January 1	$8,493	$7,582	$—	$—
Actual (loss) return on plan assets	(554)	1,140	—	—
Employer contributions	3,195	565	11	11
Plan participants’ contributions	—	—	46	46
Benefit payments	(197)	(189)	(57)	(57)
Settlements	(703)	(605)	—	—
Fair value of plan assets at December 31	$10,234	$8,493	$—	$—
Funded status at December 31	$(761)	$(4,498)	$(83)	$(91)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(761)	$(4,498)	$(83)	$(91)
Net amount recognized	$(761)	$(4,498)	$(83)	$(91)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$(1)	$(1)
Unrecognized net loss (gain)	3,761	4,311	(52)	(56)
Total	$3,761	$4,311	$(53)	$(57)
Weighted-average assumptions at year-end:
Discount rate	3.55%	3.40%	3.40%	3.40%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $78,000.

Net Periodic Cost (Benefit)
The following table details the components of the net periodic cost (benefit) for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Interest cost	$423	$451	$438	$3	$3	$4
Expected return on plan assets	(640)	(553)	(492)	—	—	—
Amortization of net loss (gain)	104	102	95	(5)	(6)	(6)
Settlement of benefit obligation	267	242	—	—	—	—
Net periodic cost (benefit)	$154	$242	$41	$(2)	$(3)	$(2)

Weighted-average assumptions:
Discount rate	3.55%	3.80%	3.90%	3.40%	3.80%	3.90%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2018, grading down to an ultimate rate of 4.0% in 2064. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
Settlement charges recorded were $267,000 in 2018 compared to $242,000 in 2017, and none in 2016.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2018
Equity securities:
Mutual funds - equity	$6,750	$6,750	$—
Debt securities:
Mutual funds - taxable income	2,746	2,746	—
Total fair value of pension assets	$9,496	$9,496	$—
2017
Equity securities:
Mutual funds - equity	$6,131	$6,131	$—
Debt securities:
Mutual funds - taxable income	2,248	2,248	—
Total fair value of pension assets	$8,379	$8,379	$—
Pension plan assets also included cash and cash equivalents of $680,000 and accrued income of $58,000 at December 31, 2018. Cash and cash equivalents were $113,000 and accrued income was $1,000 at December 31, 2017. For further information regarding levels of input used to measure fair value, refer to Note 2 Fair Value of Financial Instruments.
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2018 or 2017.
Cash Flows
Peoples expects to make between $10,000 to $15,000 of contributions to its pension plan in 2019; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. During 2018, Peoples elected to make an additional contribution to take advantage of tax savings related to the Act that was enacted on December 22, 2017.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2019	$1,000	$11
2020	1,095	10
2021	1,283	10
2022	740	9
2023	774	9
2024 to 2028	3,091	34
Total	$7,983	$83
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. Beginning January 1, 2011, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $1.7 million in 2018, $1.5 million in 2017 and $1.5 million in 2016.

Note 12 Income Taxes

The Act was enacted on December 22, 2017 and required Peoples to reflect the changes associated with the Act’s provisions in the fourth quarter of 2017. Peoples was not able to make reasonable estimates for all items based on its knowledge of accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. As of December 31, 2018, Peoples finalized the remeasurement of its net deferred tax assets and liabilities at the new statutory federal corporate income tax rate of 21%, which resulted in a reduction to income tax expense of $0.7 million in 2018. The final adjustment was mainly due to Peoples' contribution of $3.2 million to Peoples' defined benefit pension plan during 2018.
As of December, 2017, Peoples had made reasonable estimates for the reduced statutory federal corporate income tax rate on its deferred tax balances and recognized a provisional amount of $0.9 million, which was included as a component of income tax expense from continuing operations for 2017.
The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

(Dollars in thousands)	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$11,505	21.0%	$20,045	35.0%	$15,785	35.0%
Differences in rate resulting from:
Release of valuation allowance	(805)	(1.5)%	—	—%	—	—%
Tax Cuts and Job Act	(705)	(1.3)%	897	1.6%	—	—%
Tax-exempt interest income	(554)	(1.0)%	(1,092)	(1.9)%	(1,170)	(2.6)%
Bank owned life insurance	(393)	(0.7)%	(683)	(1.2)%	(495)	(1.1)%
Stock awards	(332)	(0.6)%	(154)	(0.3)%	—	—%
Investments in tax credit funds	(125)	(0.2)%	(221)	(0.4)%	(164)	(0.4)%
Other, net	95	0.2%	(60)	(0.1)%	169	0.4%
Income tax expense	$8,686	15.9%	$18,732	32.7%	$14,125	31.3%
On January 1, 2018, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate, which resulted in lower income tax expense for 2018, compared to recognition at the 35% statutory federal corporate income tax rate for 2017.
During 2018, Peoples released a valuation allowance which reduced income tax expense by $0.8 million. The valuation allowance was related to a historic tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss expected to be recognized due to the structure of the historic tax credit investment, resulting in the release of the valuation allowance.
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Current income tax expense	$8,995	$21,511	$16,587
Deferred income tax benefit	(309)	(2,779)	(2,462)
Income tax expense	$8,686	$18,732	$14,125

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$8,559	$6,992
Available-for-sale securities	2,678	555
Accrued employee benefits	1,843	2,569
Tax credit investments	805	1,560
Other	73	116
Gross deferred tax assets	$13,958	$11,792
Valuation allowance	$—	$805
Total deferred tax assets	$13,958	$10,987
Deferred tax liabilities:
Purchase accounting adjustments	$5,839	$6,092
Deferred loan income	3,061	2,459
Bank premises and equipment (a)	2,047	307
Derivative instruments	228	300
Tax credit investments	82	—
Other	673	484
Total deferred tax liabilities	$11,930	$9,642
Net deferred tax asset	$2,028	$1,345
(a) Peoples elected Internal Revenue Code Section 179 bonus depreciation, which increased the bonus depreciation percentage from 50% to 100% for qualified properties acquired and placed in service after September 27, 2017, and before January 1, 2023.

As of December 31, 2018, Peoples had no operating loss carryforwards for tax purposes.
The federal income tax benefit from sales of investment securities was $31,000 in 2018. Sales of investment securities resulted in tax expense of $1.0 million in 2017 and $326,000 in 2016.
Income tax benefits are recognized in the Consolidated Financial Statements for a tax position only if it is considered "more likely than not" of being sustained in an audit, based solely on the technical merits of the income tax position. If the recognition criteria are met, the amount of income tax benefits to be recognized are measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. The following table provides a reconciliation of uncertain tax positions at December 31:

(Dollars in thousands)	2018	2017
Uncertain tax positions, beginning of year	$550	$522
Gross increase based on tax positions related to current year	55	42
Gross increase for tax position taken during prior years	13	20
Gross decrease due to the statute of limitations	(195)	(34)
Uncertain tax positions, end of year	$423	$550
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2017. The years open to examination by state taxing authorities vary by jurisdiction.

Note 13 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2018	2017	2016
Distributed earnings allocated to common shareholders	$21,334	$15,159	$11,532
Undistributed earnings allocated to common shareholders	24,660	23,115	19,483
Net earnings allocated to common shareholders	$45,994	$38,274	$31,015

Weighted-average common shares outstanding	18,991,768	18,050,189	18,013,693
Effect of potentially dilutive common shares	130,492	158,495	141,770
Total weighted-average diluted common shares outstanding	19,122,260	18,208,684	18,155,463

Earnings per common share:
Basic	$2.42	$2.12	$1.72
Diluted	$2.41	$2.10	$1.71

Anti-dilutive common shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	1,748	453	20,769
Note 14 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. Peoples acquired three interest rate swaps with the ASB acquisition in the second quarter of 2018, which had an aggregate notional value of $7.0 million, and all of which matured in July 2018. On July 31, 2018, Peoples entered into $50.0 million of interest rate swaps, which will mature between 2021 and 2028, with interest rates ranging from 2.92% to 3.00%. As of December 31, 2018, Peoples had twelve interest rate swaps with an aggregate notional value of $110.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the rate on the rolling three-month FHLB advances. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the year ended December 31, 2018, Peoples had reclassifications to interest expense of $38,000, which were a reduction to interest expense.

No interest expense was recorded during 2017. During the next twelve months, Peoples estimates that minimal interest expense will be reclassified.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is reported in accumulated other comprehensive loss (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances used to fund the swaps are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched. During the year ended December 31, 2018, Peoples had reclassifications to earnings of $18,000 due to ineffectiveness of the cash flow hedges.
The following table summarizes information about the interest-rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2018	2017
Notional amount	$110,000	$60,000
Weighted average pay rates	2.37%	1.88%
Weighted average receive rates	2.57%	2.30%
Weighted average maturity	2/24/2025	12/29/2024
Unrealized gains	$860	$1,129
The following table presents net gains recorded in accumulated other comprehensive income and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2018	2017
Amount of loss recognized in accumulated other comprehensive income, net of tax	$341	$72
Amount of gain recognized in other non-interest income	18	—
The following table reflects the cash flow hedges included in the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$60,000	$2,093	$40,000	$1,623
Total included in other assets	60,000	2,093	40,000	1,623

Included in liabilities:
Interest rate swaps related to debt	$50,000	$1,111	$20,000	$270
Total included in other liabilities	50,000	1,111	20,000	270
(a) Reclassifications to interest expense and reclassifications to earnings for ineffectiveness were minimal.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a notional value of $453.4 million and fair value of $2.5 million of equally offsetting assets and liabilities at December 31, 2018 and a notional value of $363.3 million and fair value of $3.0 million of equally offsetting assets and liabilities at December 31, 2017. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
The following table reflects the non-designated hedges included in the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$226,662	$2,451	$181,659	$2,971
Total included in other assets	226,662	2,451	181,659	2,971

Included in liabilities:
Interest rate swaps related to commercial loans	$226,662	$2,451	$181,659	$2,971
Total included in other liabilities	226,662	2,451	181,659	2,971
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $4.5 million in an asset position and $3.6 million in a liability position at December 31, 2018, and there was a fair value of $4.6 million in an asset position and $3.2 million in a liability position at December 31, 2017. The amounts are recorded in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet at the dates indicated.
Note 15 Off-Balance Sheet Risk

Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the nonperformance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

(Dollars in thousands)	2018	2017
Home equity lines of credit	$101,265	$83,949
Unadvanced construction loans	74,734	112,475
Other loan commitments	314,271	260,552
Loan commitments	490,270	456,976
Standby letters of credit	$10,214	$20,873
Note 16 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of total deposits. Average required reserve balances were approximately $16.4 million and $17.7 million in 2018 and 2017, respectively.

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2018, Peoples Bank had approximately $61.9 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2018, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2018.
As of December 31, 2018, the most recent notifications from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or Peoples Bank's category.

Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2018		2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$378,855	13.6%	$327,172	13.3%
For capital adequacy	125,235	4.5%	110,998	4.5%
To be well capitalized	180,895	6.5%	160,330	6.5%
Tier 1 (b)
Actual	$386,138	13.9%	$334,279	13.6%
For capital adequacy	166,980	6.0%	147,997	6.0%
To be well capitalized	222,640	8.0%	197,330	8.0%
Total Capital (c)
Actual	$406,333	14.6%	$355,977	14.4%
For capital adequacy	222,640	8.0%	197,330	8.0%
To be well capitalized	278,300	10.0%	246,662	10.0%
Tier 1 Leverage (d)
Actual	$386,138	10.0%	$334,279	9.8%
For capital adequacy	154,615	4.0%	137,119	4.0%
To be well capitalized	193,269	5.0%	171,399	5.0%
Capital Conservation Buffer	$183,693	6.6%	$158,647	6.4%
Fully phased in minimum	69,575	2.5%	61,666	2.5%
Net Risk-Weighted Assets	$2,782,995		$2,466,620

PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$365,063	13.2%	$305,216	12.4%
For capital adequacy	124,870	4.5%	110,654	4.5%
To be well capitalized	180,367	6.5%	159,833	6.5%
Tier 1 (b)
Actual	$365,063	13.2%	$305,216	12.4%
For capital adequacy	166,493	6.0%	147,539	6.0%
To be well capitalized	221,990	8.0%	196,718	8.0%
Total Capital (c)
Actual	$385,258	13.9%	$324,026	13.2%
For capital adequacy	221,990	8.0%	196,718	8.0%
To be well capitalized	277,488	10.0%	245,898	10.0%
Tier 1 Leverage (d)
Actual	$365,063	9.5%	$305,216	8.9%
For capital adequacy	154,357	4.0%	136,939	4.0%
To be well capitalized	192,947	5.0%	171,174	5.0%
Capital Conservation Buffer	$163,268	5.9%	$127,308	5.2%
Fully phased in minimum	69,372	2.5%	61,474	2.5%
Net Risk-Weighted Assets	$2,774,879		$2,458,975
(a) Ratio represents common equity tier 1 capital to net risk-weighted assets
(b) Ratio represents tier 1 capital to net risk-weighted assets
(c) Ratio represents total capital to net risk-weighted assets
(d) Ratio represents tier 1 capital to average assets

Note 17 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common shares awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  In 2007 and 2008, Peoples granted stock appreciation rights ("SARs") to employees to be settled in common shares. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2017, Peoples granted performance units to certain officers. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Stock Appreciation Rights
SARs granted to employees had an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and were settled using common shares of Peoples.  Additionally, the SARs granted to employees vested three years after the respective grant dates and expired ten years from the respective date of grant. The most recent grant of SARs occurred in 2008 and these SARs were exercised immediately prior to their expiration on February 20, 2018.
The following summarizes the changes to Peoples' outstanding SARs for the year ended December 31, 2018:

	Number of Common Shares Subject to SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	314	$23.77
Exercised	314	23.77
Forfeited	—	—
Outstanding at December 31	—	$—	—	$—
Exercisable at December 31	—	$—	—	$—
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. Prior to 2017, the restrictions on restricted common shares awarded to non-employee directors expired after six months; however, the practice of granting restricted common shares ceased in 2017 and the common shares awarded to non-employee directors in 2017 and 2018 were granted with no restrictions. In 2018, Peoples granted an aggregate of 84,876 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. In addition, during 2018, Peoples granted, to certain key employees, an aggregate of 21,929 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.

The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2018:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	33,082	$22.85	176,218	$25.50
Awarded	21,929	36.38	84,876	35.43
Released	11,332	22.84	83,311	23.62
Forfeited	—	—	2,011	34.34
Outstanding at December 31	43,679	$29.64	175,772	$31.08

The total intrinsic value of restricted common shares released was $2.8 million, $1.1 million and $1.0 million in 2018, 2017 and 2016, respectively.
Performance Unit Awards
 Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. The performance unit awards granted cover the performance period beginning January 1, 2018 and ending on December 31, 2019, and are subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related company-specific target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. If, for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units are deemed to have vested (which will be the last day of the performance period) and rounded down to the nearest whole common share.
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards on the grant date, for the portion of awards that is expected to vest, over the vesting period. For performance unit awards, Peoples recognizes stock-based compensation, over the performance period, based on the portion of the awards that is expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of up to 15%. The following summarizes the amount of stock-based compensation and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Stock-based compensation	$2,575	$1,802	$1,392
Recognized tax benefit	(541)	(378)	(487)
Net expense recognized	$2,034	$1,424	$905
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2018, 2017 and 2016. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $2.3 million at December 31, 2018, which will be recognized over a weighted-average period of 1.8 years. In 2018, the Board of Directors granted 3,600 unrestricted common shares to non-employee directors, with related stock-based compensation of $128,000, and 12,144 unrestricted common shares to full-time and part-time employees who did not already participate in the 2006

Equity Plan, with related stock-based compensation of $416,000. During 2018, Peoples also recorded $156,000 of stock-based compensation associated with the performance unit awards, which represented a new form of award in 2018 and for which no stock-based compensation was recognized in 2017 or 2016. Additionally, Peoples recognized $60,000, $55,000 and $60,000 of stock-based compensation associated with the employee stock purchase plan, based on purchases by employees thereunder, in 2018, 2017 and 2016, respectively.
Note 18 Revenue

The following table details Peoples' revenue from contracts with customers for the year ended December 31, 2018:

(Dollars in thousands)
Insurance income:
Commission and fees from sale of insurance policies (a)	$12,787
Fees related to third-party administration services (a)	573
Performance-based commissions (b)	1,452
Trust and investment income (a)	12,543
Electronic banking income:
Interchange income (a)	9,721
Promotional and usage income (a)	1,756
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	2,718
Transactional-based fees (b)	7,060
Commercial loan swap fees (b)	681
Other non-interest income transactional-based fees (b)	961
Total	$50,252

Timing of revenue recognition:
Services transferred over time	$40,098
Services transferred at a point in time	10,154
Total	$50,252
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but has not yet been received related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the change in Peoples' contract assets and contract liabilities for the period ended December 31, 2018:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2018 (a)	$—	$4,700
Additional income receivable	207	—
Additional deferred income	—	5,055
Recognition of income previously deferred	—	(4,700)
Balance, December 31, 2018	$207	$5,055
(a) The amount of $3.7 million reported elsewhere throughout this Form 10-K is the $4.7 million noted above, net of statutory federal corporate income taxes.

Note 19 Acquisitions

On October 29, 2018, Peoples entered into an agreement and plan of merger (the "First Prestonsburg Merger Agreement") with First Prestonsburg Bancshares Inc. ("First Prestonsburg"), which calls for First Prestonsburg to merge into Peoples. First Prestonsburg is the parent company of The First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates nine full-service branches located in eastern Kentucky. Following the merger of First Prestonsburg into Peoples, First Commonwealth will merge into Peoples Bank. This transaction is expected to close during the second quarter of 2019, subject to the satisfaction of customary closing conditions. As of December 31, 2018, First Prestonsburg had approximately $308.5 million in total assets, which included approximately $140.1 million in total loans, and approximately$236.6 million in total deposits. Under the terms of the First Prestonsburg Merger Agreement, shareholders of First Prestonsburg will be entitled to receive12.512 common shares of Peoples for each First Prestonsburg share of common stock they own at the effective time of the merger. In addition, immediately prior to the closing of the merger, First Prestonsburg will pay a special cash distribution of $140.30 per share to its shareholders.
On April 13, 2018, Peoples completed its acquisition of ASB for total consideration of $41.5 million, which reflected the conversion of each of the 1,979,034 outstanding ASB common shares into $20.00 in cash or 0.592 in Peoples' common shares. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service branches in southern Ohio and eastern Kentucky, merged into Peoples Bank. Per the applicable accounting guidance for business combinations, the acquisition date fair values of the assets purchased, liabilities assumed and related identifiable intangible assets are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The following table provides the purchase price calculation as of the date of acquisition of ASB, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)
Purchase Price
Common shares electing cash consideration	31,763
Cash purchase price per share	$20.00
Cash consideration	$635
Common shares electing stock consideration	1,947,271
Number of common shares of Peoples issued for each common share of acquired company	0.592
Price per Peoples' common share, as of April 13, 2018	$35.48
Common share consideration	$40,898
Cash in lieu of fractional common shares of Peoples	$2
Total consideration	$41,535

Net Assets at Fair Value
Assets
Cash and due from banks	$5,332
Available-for-sale investment securities	18,155
Held-to-maturity investment securities	649
Other investment securities	1,596
Total investment securities	20,400
Loans, net of deferred fees and costs	236,628
Loans held for sale	2,539
Bank premises and equipment, net of accumulated depreciation	3,485
Bank owned life insurance	4,803
Other intangible assets	2,639
Other assets	3,112
Total assets	$278,938
Liabilities
Deposits:
Non-interest-bearing	$29,487
Interest-bearing	169,142
Total deposits	198,629
Short-term borrowings	54,824
Accrued expenses and other liabilities	2,084
Total liabilities	$255,537
Net assets	$23,401
Goodwill	$18,134
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2018, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. After considering the additional information, bank premises and equipment, net of accumulated depreciation, increased $165,000; other assets decreased $369,000; and accrued expenses and other liabilities decreased $632,000, in each case from balances reported as of September 30, 2018. These revised fair value estimates resulted in a net decrease to goodwill of $428,000 from $18.6 million reported as of September 30, 2018, to $18.1 million which was recognized in the December 31, 2018 Consolidated Balance Sheet.

Acquired loans, excluding acquired overdrafts of $438,000, are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)
Nonimpaired Loans
Contractual cash flows	$342,087
Nonaccretable difference	59,967
Expected cash flows	282,120
Accretable yield	54,029
Fair value	$228,091
Credit Impaired Loans
Contractual cash flows	$16,054
Nonaccretable difference	5,908
Expected cash flows	10,146
Accretable yield	2,047
Fair value	$8,099
Peoples recorded non-interest expenses related to acquisitions of $7.3 million and net losses on asset disposals and other transactions of $203,000 in the Consolidated Statement of Income during 2018. The $7.3 million was included in the following line items on the Consolidated Statement of Income for the year ended December 31, 2018: $2.4 million of salaries and employee benefit costs, $1.1 million of professional fees, $59,000 of data processing expenses, $119,000 of marketing expense, and $3.6 million of other non-interest expense. The $2.4 million of salaries and employee benefit costs related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion.

Note 20 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2018	2017
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	13,750	9,270
Due from subsidiary bank	584	9,486
Available-for-sale investment securities, at fair value (amortized cost of $615 at December 31, 2017) (a)	—	6,933
Other investment securities (a)	216	—
Investments in subsidiaries:
Bank	506,200	431,482
Non-bank	8,298	1,812
Other assets	2,808	1,700
Total assets	$531,906	$460,733
Liabilities:
Accrued expenses and other liabilities	$1,898	$1,471
Dividends payable	291	270
Mandatorily redeemable capital securities of subsidiary trust	9,577	400
Total liabilities	11,766	2,141
Total stockholders' equity	520,140	458,592
Total liabilities and stockholders' equity	$531,906	$460,733

(a)
As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $6.9 million of equity investment securities from available-for-sale investment securities to other investment securities.

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income:
Dividends from subsidiary bank	$13,500	$27,000	$20,500
Dividends from non-bank subsidiary	2,500	20,000	1,250
Net gain on investment securities	—	2,602	—
Interest and other income	357	237	209
Total income	16,357	49,839	21,959
Expenses:
Trust preferred securities expense	520	346	397
Intercompany management fees	1,561	1,361	1,131
Other expense	4,647	3,380	3,154
Total expenses	6,728	5,087	4,682
Income before federal income taxes and equity in (excess dividends from) undistributed earnings of subsidiaries	9,629	44,752	17,277
Applicable income tax expense	(2,511)	(1,309)	(1,718)
Equity in (excess dividends from) undistributed earnings of subsidiaries	34,115	(7,590)	12,162
Net income	$46,255	$38,471	$31,157

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating activities
Net income	$46,255	$38,471	$31,157
Adjustment to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	9,177	(6,525)	190
(Equity in) excess dividends from undistributed earnings of subsidiaries	(34,115)	7,590	(12,162)
Gain on investment securities	—	(2,602)	—
Other, net	31	2,810	355
Net cash provided by operating activities	21,348	39,744	19,540
Investing activities
Net proceeds from sales and maturities of investment securities	5,388	2,359	—
Investment in subsidiaries	(31,813)	(50,883)	(22,769)
(Increase) decrease in receivable from subsidiary	32,236	25,496	23,389
Business combinations, net of cash received	(637)	—	—
Other, net	228	(229)	—
Net cash (used in) provided by investing activities	5,402	(23,257)	620
Financing activities
Purchase of treasury stock	(1,380)	(508)	(5,480)
Proceeds from issuance of common stock	—	9	18
Cash dividends paid	(20,915)	(14,706)	(11,173)
Excess tax benefit for share-based payments	25	—	26
Net cash used in financing activities	(22,270)	(15,205)	(16,609)
Net increase in cash and cash equivalents	4,480	1,282	3,551
Cash and cash equivalents at the beginning of year	9,320	8,038	4,487
Cash and cash equivalents at the end of year	$13,800	$9,320	$8,038
Supplemental cash flow information:
Interest paid	$513	$364	$433

Note 21 Summarized Quarterly Information (Unaudited)

	2018
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$33,226	$37,769	$39,631	$40,638
Total interest expense	3,867	4,961	6,307	6,517
Net interest income	29,359	32,808	33,324	34,121
Provision for loan losses	1,983	1,188	1,302	975
Net gain (loss) on investment securities	1	(147)	—	—
Net gain (loss) on asset disposals and other transactions	74	(405)	12	(15)
Total non-interest income excluding net gains and losses	14,894	13,807	14,341	14,192
Amortization of other intangible assets	754	861	862	861
Acquisition-related expenses	149	6,056	675	382
Total non-interest expense excluding amortization of other intangible assets and acquisition-related expenses	27,318	29,054	29,292	29,713
Income tax expense	2,383	1,012	2,821	2,470
Net income	$11,741	$7,892	$12,725	$13,897
Earnings per common share - basic	$0.64	$0.41	$0.65	$0.71
Earnings per common share - diluted	$0.64	$0.41	$0.65	$0.71
Weighted-average common shares outstanding - basic	18,126,089	19,160,728	19,325,457	19,337,403
Weighted-average common shares outstanding - diluted	18,256,035	19,293,381	19,466,865	19,483,452

	2017
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$29,817	$31,208	$32,728	$32,772
Total interest expense	2,872	3,118	3,508	3,650
Net interest income	26,945	28,090	29,220	29,122
Provision for loan losses	624	947	1,086	1,115
Net gain on investment securities	340	18	1,861	764
Net (loss) gain on asset disposals and other transactions	(3)	109	(25)	(144)
Total non-interest income excluding net gains and losses	13,334	13,590	12,610	13,119
Amortization of other intangible assets	863	871	869	913
Acquisition-related expenses	—	—	—	341
Total non-interest expense excluding amortization of other intangible and system conversion expenses	26,468	25,809	25,689	26,152
Income tax expense	3,852	4,414	5,127	5,339
Net income	$8,809	$9,766	$10,895	$9,001
Earnings per common share - basic	$0.49	$0.54	$0.60	$0.50
Earnings per common share - diluted	$0.48	$0.53	$0.60	$0.49
Weighted-average common shares outstanding - basic	18,029,991	18,044,574	18,056,202	18,069,467
Weighted-average common shares outstanding - diluted	18,192,957	18,203,752	18,213,533	18,240,092

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "NOMINATING PROCEDURES" of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 25, 2019 ("Peoples' Definitive Proxy Statement"), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2018 Annual Meeting of Shareholders held on April 26, 2018.
The information regarding Peoples' executive officers required by Item 401 of SEC Regulation S-K will be included in the section captioned "EXECUTIVE OFFICERS" of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
The information required by Item 405 of SEC Regulation S-K will be included under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Governance and Nominating Committee, and the Risk Committee.
In accordance with the requirements of Rule 5610 of the Nasdaq Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer, the principal accounting officer and the controller of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the "Investor Relations" page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the "Corporate Profile - Governance Documents" tab of the "Investor Relations" page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS," "SUMMARY COMPENSATION TABLE FOR 2018," "GRANTS OF PLAN-BASED AWARDS FOR 2018," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2018," "OPTION EXERCISES AND STOCK VESTED FOR 2018," "PENSION BENEFITS FOR 2018," "NON-QUALIFIED DEFERRED COMPENSATION FOR 2018," "OTHER POTENTIAL POST EMPLOYMENT PAYMENTS," "DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 regarding the security ownership of certain beneficial owners and management will be included in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of December 31, 2018, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan");

(ii)	the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Directors' Deferred Compensation Plan"); and

(iii)	the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	254,424	(1)	$—	(2)	728,603	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	254,424		$—		728,603

(1)
Includes an aggregate of 219,451 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 34,973 common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.

(2)
The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Equity Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.

(3)
Includes 481,879 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2018, as well as 246,724 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.

Additional information regarding Peoples' stock-based compensation plans can be found in Note 17 Stock-Based Compensation of the Notes to the Consolidated Financial Statements.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned "TRANSACTIONS WITH RELATED PERSONS," "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the section captioned "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
The following reports of the independent registered public accounting firm and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by Item 8 Financial Statements and Supplementary Data and set forth immediately following "ITEM 9B OTHER INFORMATION" of the Form 10-K:

(a)(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Annual Report on Form 10-K, are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the list below.

(b)	Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted.

(c)	Financial Statement Schedules
None
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of January 21, 2014, between Peoples Bancorp Inc. and Midwest Bancshares, Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-194626)

2.2	Agreement and Plan of Merger, dated as of April 4, 2014, between Peoples Bancorp Inc. and Ohio Heritage Bancorp, Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-196872)

2.3	Agreement and Plan of Merger, dated as of April 21, 2014, as amended effective as of July 25, 2014, among Peoples Bancorp Inc., Peoples Bank, National Association and North Akron Savings Bank+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-197736)

2.4	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-199152)

2.5	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-222054)

2.6	Agreement and Plan of Merger, dated as of October 29, 2018, as amended on December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-228745)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)
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
PFiled the exhibit with the SEC in paper originally and has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.1(f)
Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.
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

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

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

3.2(f)
Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018
Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. [This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.]	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

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
Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

P Filed the exhibit with the SEC in paper originally and has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

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

10.2	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K

10.3	Summary of Incentive Award Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) ("Peoples' 2009 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772) ("Peoples’ 2011 Form 10-K")

10.5	Summary of Peoples Bancorp Inc. Long Term Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012]*	Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ 2011 Form 10-K

10.6	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.8	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.9
Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 26, 2018; successor to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*
Incorporated herein by reference to Exhibit 99 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

10.10	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used for grants on and after June 27, 2013 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' June 30, 2013 Form 10-Q

10.11
Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 *

Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 0-16772) ("Peoples' September 30, 2018 Form 10-Q")

10.12
Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018*
Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2018 Form 10-Q

10.13	Peoples Bancorp Inc. Nonqualified Deferred Compensation Plan (adopted effective July 25, 2013)*	Incorporated herein by reference to Exhibit 10.4 to Peoples' June 30, 2013 Form 10-Q

10.14	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.15	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.16	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and John C. Rogers (adopted November 30, 2015)*	Incorporated herein by reference to Exhibit 10.35 to Peoples' 2015 Form 10-K

10.17	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.18	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Robyn A. Stevens (adopted June 17, 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 0-16772)

10.19
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015*

Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")

10.20
Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015 and prior to January 1, 2018*
Incorporated herein by reference Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 0-16772)

10.21	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*
Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 0-16772) ("Peoples' March 31, 2016 Form 10-Q")

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.23	Credit Agreement, dated as of March 4, 2016, between Peoples Bancorp Inc., as Borrower, and Raymond James Bank, N.A., as Lender	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on March 8, 2016 (File No. 0-16772) ("Peoples' March 8, 2016 Form 8-K")

10.24	Revolving Note issued by Peoples Bancorp Inc. on March 4, 2016 to Raymond James Bank, N.A., in the maximum aggregate principal amount of $15,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' March 8, 2016 Form 8-K

10.25
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

*Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	March 1, 2019	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	3/1/2019
Charles W. Sulerzyski

/s/ JOHN C. ROGERS		Executive Vice President, Chief Financial Officer	3/1/2019
John C. Rogers		and Treasurer (Principal Financial and Accounting Officer)

/s/ TARA M. ABRAHAM*		Director	3/1/2019
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	3/1/2019
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	3/1/2019
George W. Broughton

/s/ DAVID F. DIERKER*		Director	3/1/2019
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	3/1/2019
James S. Huggins

/s/ BROOKE W. JAMES*		Director	3/1/2019
Brooke W. James

/s/ DAVID L. MEAD*		Chairman of the Board and Director	3/1/2019
David L. Mead

/s/ SUSAN D. RECTOR*		Director	3/1/2019
Susan D. Rector

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Charles W. Sulerzyski, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 1st day of March, 2019.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact