Form 10-Q
period 2019-03-31
PEOPLES BANCORP INC
filed 2019-05-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2019

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,692,615 common shares, without par value, at April 30, 2019.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$59,334	$61,775
Interest-bearing deposits in other banks	22,738	15,837
Total cash and cash equivalents	82,072	77,612
Available-for-sale investment securities, at fair value (amortized cost of $806,641 at March 31, 2019 and $804,655 at December 31, 2018)	802,570	791,891
Held-to-maturity investment securities, at amortized cost (fair value of $36,066 at March 31, 2019 and $36,963 at December 31, 2018)	35,606	36,961
Other investment securities	41,449	42,985
Total investment securities	879,625	871,837
Loans, net of deferred fees and costs (a)	2,737,580	2,728,778
Allowance for loan losses	(20,939)	(20,195)
Net loans	2,716,641	2,708,583
Loans held for sale	2,191	5,470
Bank premises and equipment, net of accumulated depreciation	55,890	56,542
Bank owned life insurance	69,419	68,934
Goodwill	151,245	151,245
Other intangible assets	9,997	10,840
Other assets	50,039	40,391
Total assets	$4,017,119	$3,991,454
Liabilities
Deposits:
Non-interest-bearing	$628,464	$607,877
Interest-bearing	2,508,949	2,347,588
Total deposits	3,137,413	2,955,465
Short-term borrowings	191,363	356,198
Long-term borrowings	105,995	109,644
Accrued expenses and other liabilities	47,227	50,007
Total liabilities	3,481,998	3,471,314
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value, 24,000,000 shares authorized, 20,130,076 shares issued at March 31, 2019 and 20,124,378 shares issued at December 31, 2018, including shares in treasury	385,427	386,814
Retained earnings	168,847	160,346
Accumulated other comprehensive loss, net of deferred income taxes	(7,497)	(12,933)
Treasury stock, at cost, 492,380 shares at March 31, 2019 and 601,289 shares at December 31, 2018	(11,656)	(14,087)
Total stockholders’ equity	535,121	520,140
Total liabilities and stockholders’ equity	$4,017,119	$3,991,454
(a) Also referred to throughout the document as "total loans" and "loans held for investment."
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest income:
Interest and fees on loans	$34,053	$26,881
Interest and dividends on taxable investment securities	5,810	5,650
Interest on tax-exempt investment securities	537	643
Other interest income	176	52
Total interest income	40,576	33,226
Interest expense:
Interest on deposits	4,844	2,213
Interest on short-term borrowings	1,173	968
Interest on long-term borrowings	645	686
Total interest expense	6,662	3,867
Net interest income	33,914	29,359
(Recoveries of) provision for loan losses	(263)	1,983
Net interest income after (recoveries of) provision for loan losses	34,177	27,376
Non-interest income:
Insurance income	4,621	4,655
Trust and investment income	3,112	3,068
Electronic banking income	2,987	2,785
Deposit account service charges	2,341	2,120
Mortgage banking income	788	351
Bank owned life insurance income	485	468
Commercial loan swap fees	146	116
Net gain on investment securities	30	1
Net (loss) gain on asset disposals and other transactions	(182)	74
Other non-interest income (a)	1,101	1,331
Total non-interest income	15,429	14,969
Non-interest expense:
Salaries and employee benefit costs	19,135	15,990
Net occupancy and equipment expense	2,978	2,866
Electronic banking expense	1,577	1,528
Data processing and software expense	1,545	1,322
Professional fees	1,276	1,718
Franchise tax expense	705	644
Amortization of other intangible assets	694	754
Marketing expense	594	325
FDIC insurance expense	371	366
Communication expense	278	344
Foreclosed real estate and other loan expenses	255	228
Other non-interest expense	2,452	2,136
Total non-interest expense	31,860	28,221
Income before income taxes	17,746	14,124
Income tax expense	3,377	2,383
Net income	$14,369	$11,741
Earnings per common share - basic	$0.74	$0.64
Earnings per common share - diluted	$0.73	$0.64
Weighted-average number of common shares outstanding - basic	19,366,008	18,126,089
Weighted-average number of common shares outstanding - diluted	19,508,868	18,256,035
Cash dividends declared	$5,868	$4,771
Cash dividends declared per common share	$0.30	$0.26
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in realized and unrealized gains on equity investment securities recorded in other non-interest income of $809,000 and $460,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Net income	$14,369	$11,741
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	8,725	(10,113)
Related tax (expense) benefit	(1,832)	3,178
Less: reclassification adjustment for net gain included in net income	30	1
Related tax expense	(6)	—
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	(5,020)
Net effect on other comprehensive income (loss)	6,869	(11,956)
Defined benefit plans:
Net gain arising during the period	2	—
Amortization of unrecognized loss and service cost on benefit plans	17	26
Related tax expense	(4)	(6)
Net effect on other comprehensive income	15	20
Cash flow hedges:
Net (loss) gain arising during the period	(1,833)	1,378
Related tax benefit (expense)	385	(289)
Net effect on other comprehensive (loss) income	(1,448)	1,089
Total other comprehensive income (loss), net of tax	5,436	(10,847)
Total comprehensive income	$19,805	$894
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
Net income	—	14,369	—	—	14,369
Other comprehensive income, net of tax	—	—	5,436	—	5,436
Cash dividends declared	—	(5,868)	—	—	(5,868)
Reissuance of treasury stock for common share awards	(2,761)	—	—	2,761	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	2	2
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(450)	(450)
Common shares issued under dividend reinvestment plan	181	—	—	—	181
Common shares issued under compensation plan for Boards of Directors	40	—	—	118	158
Stock-based compensation	1,153	—	—	—	1,153
Balance, March 31, 2019	$385,427	$168,847	$(7,497)	$(11,656)	$535,121

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$6,279	$11,669
Investing activities:
Available-for-sale investment securities:
Purchases	(37,462)	(44,359)
Proceeds from sales	7,425	—
Proceeds from principal payments, calls and prepayments	25,799	29,582
Held-to-maturity investment securities:
Proceeds from principal payments	1,277	1,184
Other investment securities:
Purchases	(246)	(198)
Proceeds from sales	2,694	110
Net increase in loans held for investment	(6,811)	(46,404)
Net expenditures for premises and equipment	(1,584)	(1,476)
Proceeds from sales of other real estate owned	2	104
Return of limited partnership and tax credit funds	1	1
Net cash used in investing activities	(8,905)	(61,456)
Financing activities:
Net increase in non-interest-bearing deposits	20,587	14,794
Net increase in interest-bearing deposits	161,293	68,050
Net decrease in short-term borrowings	(168,023)	(26,016)
Payments on long-term borrowings	(503)	(587)
Cash dividends paid	(5,719)	(4,741)
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(450)	(1,056)
Proceeds from issuance of common shares	3	2
Contingent consideration payments made after a business combination	(102)	(224)
Net cash provided by financing activities	7,086	50,222
Net increase in cash and cash equivalents	4,460	435
Cash and cash equivalents at beginning of period	77,612	72,194
Cash and cash equivalents at end of period	$82,072	$72,629

Supplemental cash flow information:
Interest paid	6,499	2,914
Income taxes paid	—	30
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	14	—

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Peoples' 2018 Form 10-K”).
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Peoples’ 2018 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2019 for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2018, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2018 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples’ insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs, for the most part, during the first quarter of each year. For the three months ended March 31, 2019 and 2018, the amount of performance-based insurance commissions recognized totaled $1.4 million and $1.3 million, respectively.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following accounting pronouncements should be read in conjunction with Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Peoples’ 2018 Form 10-K.
Accounting Standards Update ("ASU") 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples early adopted this new accounting guidance as of January 1, 2019, and it will be incorporated in the October 1, 2019 annual goodwill and intangible assets impairment analysis, but it is not expected to have a material impact on Peoples' consolidated financial statements.
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
The new CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples has a committee that meets regularly to monitor progress and oversee the project. Peoples has implemented a third-party software solution, and is utilizing the tool to run test calculations throughout 2019 in anticipation of the full implementation at the beginning of 2020. Peoples will complete model validation during 2019, and is currently refining the economic forecasting process, documenting accounting policies, reviewing business processes and evaluating potential changes to the control environment. Peoples is presently evaluating the impact that the CECL model will have on Peoples' financial statements and expects to recognize a one-time cumulative-effect adjustment to the allowance for loan loss provision as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The impact of the adoption will depend on relevant data at the adoption date, including the characteristics of the loan portfolio, macroeconomic conditions and forecasts. Peoples has not yet determined the magnitude of any such one-time cumulative-effect adjustment or of the overall impact of the new standard on Peoples' financial condition or results of operations.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10‑K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
States and political subdivisions	$—	$84,827	$—	$—	$88,587	$—
Residential mortgage-backed securities	—	706,976	—	—	692,608	—
Commercial mortgage-backed securities	—	6,649	—	—	6,707	—
Bank-issued trust preferred securities	—	4,118	—	—	3,989	—
Total available-for-sale securities	—	802,570	—	—	791,891	—
Equity investment securities	109	190	—	94	183	—
Derivative assets (a)	—	5,521	—	—	4,544	—
Liabilities:
Derivative liabilities (b)	$—	$6,404	$—	$—	$3,562	$—
(a) Included in Other assets on the Consolidated Balance Sheets. For additional information, see Note 9 Derivative Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.

(b) Included in Other liabilities on the Consolidated Balance Sheets. For additional information, see Note 9 Derivative Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$27,200	$—	$—	$24,129
Other real estate owned ("OREO")	—	—	81	—	—	94
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At March 31, 2019, impaired loans with an aggregate principal balance of $33.2 million were outstanding and reported at fair value of $27.2 million.  For the three months ended March 31, 2019, Peoples recognized an increase of $752,000 in the specific reserve on impaired loans, through the allowance for loan losses.
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$82,072	$82,072	$77,612	$77,612
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	4,401	4,965	4,403	4,896
Residential mortgage-backed securities	2	28,348	28,276	29,044	28,603
Commercial mortgage-backed securities	2	2,857	2,825	3,514	3,464
Total held-to-maturity securities		35,606	36,066	36,961	36,963
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	27,586	27,586	29,367	29,367
Federal Reserve Bank ("FRB") stock	2	12,294	12,294	12,294	12,294
Nonqualified deferred compensation	2	1,210	1,210	987	987
United Bankers' Bancorporation Inc. ("UBB") stock	2	60	60	60	60
Other investment securities (a)		41,150	41,150	42,708	42,708
Net loans	3	2,716,641	2,884,562	2,708,583	2,907,537
Loans held for sale	2	2,191	2,069	5,470	5,492
Bank owned life insurance	3	69,419	69,419	68,934	68,934
Servicing rights (b)	3	2,507	3,973	2,655	4,568
Liabilities:
Deposits	2	$3,137,413	$3,149,980	$2,955,465	$2,953,452
Short-term borrowings	2	191,363	191,259	356,198	349,994
Long-term borrowings	2	105,995	104,285	109,644	107,696
(a) Other investment securities, as reported on the Consolidated Balance Sheets, also includes equity investment securities for 2018, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of:
States and political subdivisions	$83,822	$1,240	$(235)	$84,827
Residential mortgage-backed securities	711,917	4,034	(8,975)	706,976
Commercial mortgage-backed securities	6,706	—	(57)	6,649
Bank-issued trust preferred securities	4,196	116	(194)	4,118
Total available-for-sale securities	$806,641	$5,390	$(9,461)	$802,570
December 31, 2018
Obligations of:
States and political subdivisions	$88,358	$787	$(558)	$88,587
Residential mortgage-backed securities	705,289	2,720	(15,401)	692,608
Commercial mortgage-backed securities	6,812	—	(105)	6,707
Bank-issued trust preferred securities	4,196	75	(282)	3,989
Total available-for-sale securities	$804,655	$3,582	$(16,346)	$791,891

The unrealized losses related to residential mortgage-backed securities at March 31, 2019 and December 31, 2018, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Gross gains realized	$30	$2
Gross losses realized	—	1
Net gain realized	$30	$1
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2019
Obligations of:
States and political subdivisions	$—	$—	—	$11,886	$235	8	$11,886	$235
Residential mortgage-backed securities	14,171	93	28	476,571	8,882	147	490,742	8,975
Commercial mortgage-backed securities	—	—	—	6,653	57	3	6,653	57
Bank-issued trust preferred securities	—	—	—	1,805	194	2	1,805	194
Total	$14,171	$93	28	$496,915	$9,368	160	$511,086	$9,461
December 31, 2018
Obligations of:
States and political subdivisions	$10,173	$18	17	$19,918	$540	20	$30,091	$558
Residential mortgage-backed securities	47,562	226	50	517,335	15,175	170	564,897	15,401
Commercial mortgage-backed securities	—	—	—	6,707	105	3	6,707	105
Bank-issued trust preferred securities	—	—	—	1,718	282	2	1,718	282
Total	$57,735	$244	67	$545,678	$16,102	195	$603,413	$16,346

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At March 31, 2019, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2019 and December 31, 2018 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2019, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $214,000 and $146,000, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2019 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$889	$15,450	$23,997	$43,486	$83,822
Residential mortgage-backed securities	2	11,925	62,267	637,723	711,917
Commercial mortgage-backed securities	—	5,625	—	1,081	6,706
Bank-issued trust preferred securities	—	—	4,196	—	4,196
Total available-for-sale securities	$891	$33,000	$90,460	$682,290	$806,641
Fair value
Obligations of:
States and political subdivisions	$887	$15,504	$24,388	$44,048	$84,827
Residential mortgage-backed securities	2	11,865	61,313	633,796	706,976
Commercial mortgage-backed securities	—	5,588	—	1,061	6,649
Bank-issued trust preferred securities	—	—	4,118	—	4,118
Total available-for-sale securities	$889	$32,957	$89,819	$678,905	$802,570
Total weighted-average yield	2.26%	2.53%	2.75%	3.00%	2.95%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of:
States and political subdivisions	$4,401	$564	$—	$4,965
Residential mortgage-backed securities	28,348	340	(412)	28,276
Commercial mortgage-backed securities	2,857	—	(32)	2,825
Total held-to-maturity securities	$35,606	$904	$(444)	$36,066
December 31, 2018
Obligations of:
States and political subdivisions	$4,403	$493	$—	$4,896
Residential mortgage-backed securities	29,044	191	(632)	28,603
Commercial mortgage-backed securities	3,514	—	(50)	3,464
Total held-to-maturity securities	$36,961	$684	$(682)	$36,963
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the three months ended March 31, 2019 and 2018.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2019
Residential mortgage-backed securities	$—	$—	—	$11,925	$412	4	$11,925	$412
Commercial mortgage-backed securities	—	—	—	2,825	32	1	2,825	32
Total	$—	$—	—	$14,750	$444	5	$14,750	$444
December 31, 2018
Residential mortgage-backed securities	$—	$—	—	$13,102	$632	5	$13,102	$632
Commercial mortgage-backed securities	—	—	—	3,464	50	1	3,464	50
Total	$—	$—	—	$16,566	$682	6	$16,566	$682
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$306	$2,983	$1,112	$4,401
Residential mortgage-backed securities	—	416	7,992	19,940	28,348
Commercial mortgage-backed securities	—	—	—	2,857	2,857
Total held-to-maturity securities	$—	$722	$10,975	$23,909	$35,606
Fair value
Obligations of:
States and political subdivisions	$—	$308	$3,538	$1,119	$4,965
Residential mortgage-backed securities	—	414	8,232	19,630	28,276
Commercial mortgage-backed securities	—	—	—	2,825	2,825
Total held-to-maturity securities	$—	$722	$11,770	$23,574	$36,066
Total weighted-average yield	—%	2.43%	2.90%	2.78%	2.81%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheet consist largely of shares of FHLB of Cincinnati and FRB of Cleveland, and equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2019	December 31, 2018
FHLB stock	$27,586	$29,367
FRB stock	12,294	12,294
Nonqualified deferred compensation	1,210	987
Equity investment securities	299	277
UBB stock	60	60
Total other investment securities	$41,449	$42,985
During the first quarter of 2019, Peoples redeemed $1.8 million of FHLB stock to be in compliance with requirements of the FHLB of Cincinnati.
During the three months ended March 31, 2019, Peoples recorded the change in the fair value of equity investment securities held at March 31, 2019 in other non-interest income, resulting in unrealized gains of $22,000. During the three months ended March 31, 2018, Peoples recorded the change in the fair value of equity investment securities held at March 31, 2018 in other non-interest income, resulting in unrealized losses of $460,000. Net realized gains on sales of equity investment securities, included in other non-interest income during the first three months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of $0 due to the litigation liability associated with the stock.
At March 31, 2019, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $500.8 million and $430.0 million at March 31, 2019 and December 31, 2018, respectively, and held-to-maturity investment securities with carrying values of $16.2 million and $16.9 million at March 31, 2019 and December 31, 2018, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $58.0 million and $60.1 million at March 31, 2019 and December 31, 2018, respectively, and held-to-maturity securities with carrying values of $16.1 million and $16.7 million at March 31, 2019 and December 31, 2018, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$116,992	$124,013
Commercial real estate, other	630,679	632,200
Commercial real estate	747,671	756,213
Commercial and industrial	558,070	530,207
Residential real estate	297,667	296,860
Home equity lines of credit	90,831	93,326
Consumer, indirect	410,172	407,167
Consumer, direct	69,710	71,674
Consumer	479,882	478,841
Deposit account overdrafts	518	583
Total originated loans	$2,174,639	$2,156,030
Acquired loans:
Commercial real estate, construction	$7,966	$12,404
Commercial real estate, other	171,785	184,711
Commercial real estate	179,751	197,115
Commercial and industrial	34,837	35,537
Residential real estate	308,137	296,937
Home equity lines of credit	38,084	40,653
Consumer, indirect	111	136
Consumer, direct	2,021	2,370
Consumer	2,132	2,506
Total acquired loans	$562,941	$572,748
Loans, net of deferred fees and costs	$2,737,580	$2,728,778

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial real estate	$11,076	$11,955
Commercial and industrial	1,251	1,287
Residential real estate	19,275	20,062
Consumer	57	58
Total outstanding balance	$31,659	$33,362
Net carrying amount	$20,884	$22,475
Changes in the accretable yield for purchased credit impaired loans for the three months ended March 31 were as follows:

(Dollars in thousands)	March 31, 2019	March 31, 2018
Balance, beginning of period	$8,955	$6,704
Accretion	(484)	(412)
Balance, March 31	$8,471	$6,292
Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired loans accounted for and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status and loans that have become past due. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly the amount of principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Peoples evaluates changes quarterly and compares the new estimated cash flows to those at the previous cash flow re-estimation date and the related materiality of the changes, and when compared to the total loan portfolio, the differences in estimated cash flows at the most recent cash flow re-estimation date compared to the previous cash flow re-estimation date would not have a material impact on amounts recorded since the last re-estimation. Peoples completed a re-estimation of cash flows on purchased credit impaired loans in August 2018.
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
Pledged Loans
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. The amount of loans pledged under this blanket collateral agreement totaled $500.3 million and $505.7 million at March 31, 2019 and December 31, 2018, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB of Cleveland. The outstanding balances of these loans totaled $182.5 million and $180.9 million at March 31, 2019 and December 31, 2018, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.

The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$703	$710	$—	$—
Commercial real estate, other	6,273	6,565	—	786
Commercial real estate	6,976	7,275	—	786
Commercial and industrial	2,015	1,673	—	—
Residential real estate	4,098	4,105	239	398
Home equity lines of credit	520	596	42	7
Consumer, indirect	599	480	4	—
Consumer, direct	22	56	—	—
Consumer	621	536	4	—
Total originated loans	$14,230	$14,185	$285	$1,191
Acquired loans:
Commercial real estate, other	$313	$319	$15	$15
Commercial and industrial	36	36	50	18
Residential real estate	1,770	1,921	724	1,032
Home equity lines of credit	740	637	—	—
Total acquired loans	$2,859	$2,913	$789	$1,065
Total loans	$17,089	$17,098	$1,074	$2,256

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2019
Originated loans:
Commercial real estate, construction	$—	$—	$703	$703	$116,289	$116,992
Commercial real estate, other	466	149	6,066	6,681	623,998	630,679
Commercial real estate	466	149	6,769	7,384	740,287	747,671
Commercial and industrial	1,641	4,228	1,118	6,987	551,083	558,070
Residential real estate	3,339	1,074	2,347	6,760	290,907	297,667
Home equity lines of credit	406	123	428	957	89,874	90,831
Consumer, indirect	2,291	189	216	2,696	407,476	410,172
Consumer, direct	204	24	5	233	69,477	69,710
Consumer	2,495	213	221	2,929	476,953	479,882
Deposit account overdrafts	—	—	—	—	518	518
Total originated loans	$8,347	$5,787	$10,883	$25,017	$2,149,622	$2,174,639
Acquired loans:
Commercial real estate, construction	$503	$330	$—	$833	$7,133	$7,966
Commercial real estate, other	2,130	5	233	2,368	169,417	171,785
Commercial real estate	2,633	335	233	3,201	176,550	179,751
Commercial and industrial	309	96	86	491	34,346	34,837
Residential real estate	6,451	680	1,586	8,717	299,420	308,137
Home equity lines of credit	168	—	623	791	37,293	38,084
Consumer, indirect	—	—	—	—	111	111
Consumer, direct	34	4	—	38	1,983	2,021
Consumer	34	4	—	38	2,094	2,132
Total acquired loans	$9,595	$1,115	$2,528	$13,238	$549,703	$562,941
Total loans	$17,942	$6,902	$13,411	$38,255	$2,699,325	$2,737,580

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$710	$710	$123,303	$124,013
Commercial real estate, other	12	736	7,151	7,899	624,301	632,200
Commercial real estate	12	736	7,861	8,609	747,604	756,213
Commercial and industrial	1,678	3,520	1,297	6,495	523,712	530,207
Residential real estate	4,457	1,319	2,595	8,371	288,489	296,860
Home equity lines of credit	531	30	431	992	92,334	93,326
Consumer, indirect	3,266	488	165	3,919	403,248	407,167
Consumer, direct	308	50	42	400	71,274	71,674
Consumer	3,574	538	207	4,319	474,522	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$10,252	$6,143	$12,391	$28,786	$2,127,244	$2,156,030
Acquired loans:
Commercial real estate, construction	$511	$—	$—	$511	$11,893	$12,404
Commercial real estate, other	523	457	233	1,213	183,498	184,711
Commercial real estate	1,034	457	233	1,724	195,391	197,115
Commercial and industrial	111	13	18	142	35,395	35,537
Residential real estate	6,124	1,823	1,885	9,832	287,105	296,937
Home equity lines of credit	238	233	534	1,005	39,648	40,653
Consumer, indirect	—	—	—	—	136	136
Consumer, direct	23	6	—	29	2,341	2,370
Consumer	23	6	—	29	2,477	2,506
Total acquired loans	$7,530	$2,532	$2,670	$12,732	$560,016	$572,748
Total loans	$17,782	$8,675	$15,061	$41,518	$2,687,260	$2,728,778
Delinquency trends remained stable, as 98.6% of Peoples' portfolio was considered “current” at March 31, 2019, compared to 98.5% at December 31, 2018.
Credit Quality Indicators
As discussed in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
March 31, 2019
Originated loans:
Commercial real estate, construction	$114,901	$—	$1,454	$—	$637	$116,992
Commercial real estate, other	611,063	9,969	9,615	32	—	630,679
Commercial real estate	725,964	9,969	11,069	32	637	747,671
Commercial and industrial	526,379	19,957	11,734	—	—	558,070
Residential real estate	14,002	259	11,682	171	271,553	297,667
Home equity lines of credit	17	—	—	—	90,814	90,831
Consumer, indirect	6	—	—	—	410,166	410,172
Consumer, direct	27	—	—	—	69,683	69,710
Consumer	33	—	—	—	479,849	479,882
Deposit account overdrafts	—	—	—	—	518	518
Total originated loans	$1,266,395	$30,185	$34,485	$203	$843,371	$2,174,639
Acquired loans:
Commercial real estate, construction	$5,495	$1,665	$806	$—	$—	$7,966
Commercial real estate, other	156,487	6,625	8,583	90	—	171,785
Commercial real estate	161,982	8,290	9,389	90	—	179,751
Commercial and industrial	31,661	2,111	1,065	—	—	34,837
Residential real estate	16,502	1,899	2,095	—	287,641	308,137
Home equity lines of credit	82	—	—	—	38,002	38,084
Consumer, indirect	2	—	—	—	109	111
Consumer, direct	26	—	—	—	1,995	2,021
Consumer	28	—	—	—	2,104	2,132
Total acquired loans	$210,255	$12,300	$12,549	$90	$327,747	$562,941
Total loans	$1,476,650	$42,485	$47,034	$293	$1,171,118	$2,737,580

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2018
Originated loans:
Commercial real estate, construction	$121,457	$—	$1,472	$—	$1,084	$124,013
Commercial real estate, other	612,099	10,898	9,203	—	—	632,200
Commercial real estate	733,556	10,898	10,675	—	1,084	756,213
Commercial and industrial	476,290	45,990	7,692	—	235	530,207
Residential real estate	14,229	500	11,971	409	269,751	296,860
Home equity lines of credit	453	—	—	—	92,873	93,326
Consumer, indirect	8	—	—	—	407,159	407,167
Consumer, direct	30	—	—	—	71,644	71,674
Consumer	38	—	—	—	478,803	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$1,224,566	$57,388	$30,338	$409	$843,329	$2,156,030
Acquired loans:
Commercial real estate, construction	$8,976	$1,795	$1,633	$—	$—	$12,404
Commercial real estate, other	169,260	7,241	8,114	96	—	184,711
Commercial real estate	178,236	9,036	9,747	96	—	197,115
Commercial and industrial	32,471	2,008	1,058	—	—	35,537
Residential real estate	17,370	1,938	2,033	137	275,459	296,937
Home equity lines of credit	33	—	—	—	40,620	40,653
Consumer, indirect	4	—	—	—	132	136
Consumer, direct	31	—	—	—	2,339	2,370
Consumer	35	—	—	—	2,471	2,506
Total acquired loans	$228,145	$12,982	$12,838	$233	$318,550	$572,748
Total loans	$1,452,711	$70,370	$43,176	$642	$1,161,879	$2,728,778
In the first three months of 2019, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2018 mostly due to downgrades during the quarter, which were partially offset by paydowns on classified loans. At March 31, 2019, criticized loans, which are those categorized as special mention, substandard or doubtful, declined compared to the balance at December 31, 2018 largely due to the upgrade of one commercial relationship during the first quarter of 2019.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
March 31, 2019
Commercial real estate, construction	$1,812	$—	$1,725	$1,725	$—	$1,739	$14
Commercial real estate, other	15,206	4,754	9,971	14,725	476	14,843	123
Commercial real estate	17,018	4,754	11,696	16,450	476	16,582	137
Commercial and industrial	3,719	1,459	2,191	3,650	266	2,827	20
Residential real estate	23,949	392	25,060	25,452	57	25,731	358
Home equity lines of credit	2,354	422	1,938	2,360	71	1,696	23
Consumer, indirect	450	113	343	456	15	530	8
Consumer, direct	108	60	48	108	30	256	4
Consumer	558	173	391	564	45	786	12
Total	$47,598	$7,200	$41,276	$48,476	$915	$47,622	$550
December 31, 2018
Commercial real estate, construction	$2,376	$—	$2,376	$2,376	$—	$1,732	$74
Commercial real estate, other	15,464	274	14,946	15,220	119	14,043	455
Commercial real estate	17,840	274	17,322	17,596	119	15,775	529
Commercial and industrial	3,305	790	2,436	3,226	157	2,423	72
Residential real estate	25,990	644	24,034	24,678	154	22,769	1,134
Home equity lines of credit	2,291	424	1,869	2,293	73	1,832	109
Consumer, indirect	496	—	503	503	—	278	15
Consumer, direct	79	22	57	79	6	63	20
Consumer	575	22	560	582	6	341	35
Total	$50,001	$2,154	$46,221	$48,375	$509	$43,140	$1,879
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
Peoples considers all aspects of the modification to loan terms to determine whether a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to the unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (i) a reduction in the interest rate for the remaining life of the loan, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new loans with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or the remaining term of the loan.

The following table summarizes the loans that were modified as a TDR during the three months ended March 31:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$36
Residential real estate	2	399	403	403
Home equity lines of credit	2	79	79	79
Consumer, indirect	6	72	72	72
Consumer, direct	5	37	37	37
Consumer	11	109	109	109
Total originated loans	17	$625	$629	$627
Acquired loans:
Residential real estate	1	$24	$24	$24
Home equity lines of credit	2	65	66	66
Total acquired loans	3	$89	$90	$90
March 31, 2018
Originated loans:
Residential real estate	2	$193	$193	$193
Consumer, indirect	7	86	86	86
Consumer, direct	2	4	4	4
Consumer	9	90	90	90
Total originated loans	11	$283	$283	$283
Acquired loans:
Commercial real estate, other	1	$50	$50	$50
Residential real estate	2	269	269	269
Consumer, direct	1	1	1	1
Total acquired loans	4	$320	$320	$320
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period-end are not reported.

Peoples did not have any originated or acquired loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the three months ended March 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
Balance, January 1, 2019	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659
Charge-offs	(110)	(63)	(109)	(9)	(473)	(63)	(173)	(1,000)
Recoveries	10	1,784	31	1	115	13	56	2,010
Net (charge-offs ) recoveries	(100)	1,721	(78)	(8)	(358)	(50)	(117)	1,010
Provision for (recoveries of) loan losses	394	(1,156)	77	(2)	277	50	97	(263)
Balance, March 31, 2019	$8,297	$6,743	$1,213	$608	$3,133	$351	$61	$20,406

Period-end amount allocated to:
Loans individually evaluated for impairment	$476	$266	$57	$71	$15	$30	$—	$915
Loans collectively evaluated for impairment	7,821	6,477	1,156	537	3,118	321	61	19,491
Ending balance	$8,297	$6,743	$1,213	$608	$3,133	$351	$61	$20,406

Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(842)	(31)	(145)	(37)	(929)	(110)	(205)	(2,299)
Recoveries	15	—	26	7	134	69	70	321
Net charge-offs	(827)	(31)	(119)	(30)	(795)	(41)	(135)	(1,978)
Provision for (recovery of) loan losses	1,092	(513)	301	27	885	50	141	1,983
Balance, March 31, 2018	$8,062	$5,269	$1,086	$690	$3,034	$473	$76	$18,690

Period-end amount allocated to:
Loans individually evaluated for impairment	$1	$224	$57	$15	$20	$39	$—	$356
Loans collectively evaluated for impairment	8,061	5,045	1,029	675	3,014	434	76	18,334
Ending balance	$8,062	$5,269	$1,086	$690	$3,034	$473	$76	$18,690

Allowance for Loan Losses for Acquired Loans
Acquired loans are recorded at their fair value as of the acquisition date with no valuation allowance, and monitored for changes in credit quality and subsequent increases or decreases in expected cash flows. Decreases in expected cash flows of acquired purchased credit impaired loans are recognized as an impairment, with the amount of the expected loss included in management's evaluation of the appropriateness of the allowance for loan losses. The methods utilized to estimate the required allowance for loan losses for non-impaired acquired loans are similar to those utilized for originated loans; however, Peoples records a provision for loan losses only when the computed allowance exceeds the remaining fair value adjustment.

The following table presents activity in the allowance for loan losses for acquired loans:

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Nonimpaired loans:
Balance, January 1	$383	$—
Charge-offs	(3)	—
Balance, March 31	$380	$—

Purchased credit impaired loans:
Balance, beginning of period	$153	$108
Balance, March 31	$153	$108
Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$85,000	2.05%	$85,000	2.05%
FHLB amortizing, fixed-rate advances	13,670	1.73%	17,361	2.09%
Junior subordinated debt securities	7,325	7.55%	7,283	7.83%
Total long-term borrowings	$105,995	2.38%	$109,644	2.44%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first three months of 2019, no additional borrowings were entered into, and one long-term FHLB non-amortizing advance in the amount of $30.0 million was reclassified to short-term borrowings as the maturity became less than one year.
As of March 31, 2019, Peoples' had one remaining FHLB putable option-based advance. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from two to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016, between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), with a revolving line of credit in the maximum aggregate principal amount of $15.0 million. As of the termination date, March 31, 2019, and December 31, 2018, there were no borrowings outstanding under the RJB Credit Agreement. Additional information regarding the RJB Credit Agreement can be found in Note 9 Long-Term Borrowings of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Nine months ending December 31, 2019	$2,871	1.41%
Year ending December 31, 2020	22,555	1.59%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.95%
Year ending December 31, 2023	1,157	1.04%
Thereafter	40,912	3.45%
Total long-term borrowings	$105,995	2.38%

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2019:

	Common Stock	Treasury Stock
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Release of restricted common shares	—	11,869
Cancellation of restricted common shares	—	391
Grant of restricted common shares	—	(118,200)
Grant of common shares	—	(3,200)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,130
Disbursed out of treasury stock	—	(74)
Common shares issued under dividend reinvestment plan	5,698	—
Common shares issued under compensation plan for Boards of Directors	—	(1,826)
Common shares issued under employee stock purchase plan	—	1
Shares at March 31, 2019	20,130,076	492,380
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2019, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during 2019 and the comparable period of 2018:

	2019	2018
First quarter	$0.30	$0.26
Second quarter	0.34	0.28
Total dividends declared	$0.64	$0.54

Accumulated Other Comprehensive Loss
The following table details the change in the components of Peoples’ accumulated other comprehensive loss for the three months ended March 31, 2019:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(24)	—	—	(24)
Other comprehensive income (loss), net of reclassifications and tax	6,893	15	(1,448)	5,460
Balance, March 31, 2019	$(3,213)	$(3,696)	$(588)	$(7,497)
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
The following tables detail the components of the net periodic cost for the plans:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest cost	$109	$105
Expected return on plan assets	(195)	(147)
Amortization of net loss	19	28
Net periodic income	$(67)	$(14)

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest cost	$1	$1
Amortization of net gain	(2)	(2)
Net periodic income	$(1)	$(1)
There were no settlement charges recorded during the three months ended March 31, 2019 and March 31, 2018 under the noncontributory defined benefit pension plan.
Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2019	2018
Distributed earnings allocated to common shareholders	$5,777	$4,716
Undistributed earnings allocated to common shareholders	8,490	6,962
Net earnings allocated to common shareholders	$14,267	$11,678

Weighted-average common shares outstanding	19,366,008	18,126,089
Effect of potentially dilutive common shares	142,860	129,946
Total weighted-average diluted common shares outstanding	19,508,868	18,256,035

Earnings per common share:
Basic	$0.74	$0.64
Diluted	$0.73	$0.64
Anti-dilutive common shares excluded from calculation:
Restricted shares and stock appreciation rights	2,057	32
Note 9 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Derivatives and Hedging Activities - Risk Management Objective of Using Derivatives
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities, and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the values of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2019, Peoples had entered into twelve interest rate swap contracts with an aggregate notional value of $110.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances, which will continue to be rolled through the life of the swaps. Amounts reported in accumulated other comprehensive loss ("AOCL"), related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three months ended March 31, 2019 Peoples had reclassifications of gains to interest expense of $83,000, and during the three months ended March 31, 2018, Peoples had reclassifications of losses to interest expense of $12,000.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is reported in AOCL (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances used to fund the swaps are matched to the reset dates and payment dates on the receipt of the 3-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched. The amount of pre-tax AOCL for Peoples' cash flow hedges was $745,000 at March 31, 2019. Additionally, Peoples had $19,000 in reclassifications to expense in the three months ended March 31, 2019 and $30,000 in reclassifications to earnings in the three months ended March 31, 2018.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Notional amount	$110,000	$110,000
Weighted average pay rates	2.37%	2.37%
Weighted average receive rates	2.30%	2.57%
Weighted average maturity	5.9 years	6.2 years
Unrealized (losses) gains	$(589)	$860
The following table presents net losses (gains) recorded in AOCL and in the Unaudited Consolidated Statements of Income related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Amount of loss (gain) recognized in AOCL, pre-tax	$1,833	$(1,378)
Amount of (loss) gain recognized in other non-interest income	$(19)	$30

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$40,000	$1,333	$60,000	$2,093
Total included in other assets	$40,000	$1,333	$60,000	$2,093

Included in liabilities:
Interest rate swaps related to debt	$70,000	$2,216	$50,000	$1,111
Total included in other liabilities	$70,000	$2,216	$50,000	$1,111
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a gross notional value of $434.9 million and fair value of $4.2 million of equally offsetting assets and liabilities at March 31, 2019, and a gross notional value of $453.4 million and fair value of $2.5 million of equally offsetting assets and liabilities at December 31, 2018. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
The following table reflects the non-designated hedges included in the Consolidated Balance Sheets at:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$217,428	$4,189	$226,662	$2,451
Total included in other assets	$217,428	$4,189	$226,662	$2,451

Included in liabilities:
Interest rate swaps related to commercial loans	$217,428	$4,189	$226,662	$2,451
Total included in other liabilities	$217,428	$4,189	$226,662	$2,451
Fair Values of Derivative Instruments on the Balance Sheet
Peoples' fair value of the derivative financial instruments was $5.5 million in an asset position and $6.4 million in a liability position at March 31, 2019, and there was $4.5 million in an asset position and $3.6 million in a liability position at December 31, 2018. The amounts are recorded in other assets, and accrued expenses and other liabilities on the Unaudited Consolidated Balance Sheet at the date indicated. At March 31, 2019, Peoples had cash of $4.8 million pledged against the interest rate swaps. At December 31, 2018, Peoples had no cash pledged against interest rate swaps, however, the counterparties had pledged $130,000 to Peoples.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common stock awards, stock appreciation rights ("SARs"), performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares currently available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2018, the Board of Directors granted unrestricted common shares to non-employee directors and to all full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees expire after periods ranging from one to three years. In the first three months of 2019, Peoples granted an aggregate of 117,200 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first three months of 2019, Peoples granted, to certain key employees, an aggregate of 1,000 restricted common shares subject to time-based vesting with restrictions that will lapse after periods ranging from immediate grant date vesting to vesting three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2019:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	43,679	$29.64	175,772	$31.08
Awarded	1,000	31.92	117,200	32.20
Released	—	—	33,400	17.86
Forfeited	250	31.10	141	35.43
Outstanding at March 31	44,429	$29.69	259,431	$33.29

For the three months ended March 31, 2019, the total intrinsic value for restricted common shares released was $1.1 million compared to $2.9 million for the three months ended March 31, 2018.
Performance Unit Awards
Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to individuals who were then serving as officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. As of March 31, 2019, one of seven performance unit awards had been forfeited as one of the individuals granted a performance unit award left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted cover the performance period beginning January 1, 2018 and ending on December 31, 2019, and are subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related company-specific target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. If, for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units are deemed to have vested (which will be the last day of the performance period) and rounded down to the nearest whole common share.

Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards on the grant date, for the portion of awards that is expected to vest over the vesting period. For performance unit awards, Peoples recognizes stock-based compensation over the performance period, based on the portion of the awards that is expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of up to 15%. The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Total stock-based compensation expense	$1,208	$1,086
Recognized tax benefit	(254)	(228)
Net expense recognized	$954	$858
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three months ended March 31, 2019 and 2018. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $4.3 million at March 31, 2019, which will be recognized over a weighted-average period of 2.2 years. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,200 unrestricted common shares, which resulted in an additional $102,000 of stock-based compensation expense being recognized. On February 14, 2018, an aggregate of 11,112 unrestricted common shares were granted as a one-time special award to all full-time and part-time employees who did not already participate in the 2006 Equity Plan, with a related stock-based compensation expense of $388,000 being recognized. For the three months ended March 31, 2019 and 2018, Peoples recorded $39,000 and $44,000, respectively, of stock-based compensation associated with the performance unit awards. Additionally, Peoples recognized $16,000 and $14,000 of stock-based compensation associated with the employee stock purchase plan, based on purchases by employees thereunder, in the three months ended March 31, 2019 and 2018, respectively.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,033	$3,189
Fees related to third-party administration services (a)	169	119
Performance-based commissions (b)	1,419	1,347
Trust and investment income (a)	3,112	3,068
Electronic banking income:
Interchange income (a)	2,443	2,264
Promotional and usage income (a)	544	521
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	752	675
Transactional-based fees (b)	1,589	1,445
Commercial loan swap fees (b)	146	116
Other non-interest income transactional-based fees (b)	171	281
Total	$13,378	$13,025

Timing of revenue recognition:
Services transferred over time	$10,053	$9,836
Services transferred at a point in time	3,325	3,189
Total	$13,378	$13,025
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
The following table details the change in Peoples' contract assets and contract liabilities for the period ended March 31, 2019:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2019	$207	$5,055
Additional income receivable	90	—
Additional deferred income	—	2,424
Receipt of income previously receivable	(11)	—
Recognition of income previously deferred	—	(2,121)
Balance, March 31, 2019	$286	$5,358

Note 12 Acquisitions

On April 12, 2019, Peoples completed the previously-announced merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg"). First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates nine full-service branches located in eastern and central Kentucky, merged into Peoples Bank. As of March 31, 2019, First Prestonsburg had, on a consolidated basis, $297.1 million in total assets, which included $137.1 million in total loans, and $252.1 million in total deposits. Consideration of $43.7 million was paid in the merger, which included 12.512 common shares of Peoples paid to shareholders of First Prestonsburg for each share of First Prestonsburg common stock they owned, which resulted in the issuance of 1,005,478 common shares of Peoples. In addition, immediately prior to the closing of the merger, First Prestonsburg paid a special cash distribution of $140.30 per share (for an aggregate amount of $11.3 million) to its shareholders.

Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to twenty years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At March 31, 2019, Peoples did not have any finance leases or any significant lessor agreements.
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Income:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease expense	$307
Short-term lease expense	30
Total lease expense	$337

The following table details the right-of-use asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	March 31, 2019
Right-of-use asset:
Other assets	$4,990
Lease liability:
Accrued expenses and other liabilities	$5,138

Other information:
Weighted-average remaining lease term	8.1 years
Weighted-average discount rate	3.02%

The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Nine months ending December 31, 2019	$28
Year ending December 31, 2020	141
Year ending December 31, 2021	164
Year ending December 31, 2022	608
Year ending December 31, 2023	66
Thereafter	4,131
Total lease liability	$5,138

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2019	2018
Operating Data (a)
Total interest income	$40,576	$33,226
Total interest expense	6,662	3,867
Net interest income	33,914	29,359
(Recovery of) provision for loan losses	(263)	1,983
Net gain on investment securities	30	1
Net (loss) gain on asset disposals and other transactions	(182)	74
Total non-interest income excluding net gains and losses	15,581	14,894
Total non-interest expense	31,860	28,221
Net income	14,369	11,741
Balance Sheet Data (a)
Total investment securities	$879,625	$877,317
Loans, net of deferred fees and costs ("total loans")	2,737,580	2,402,328
Allowance for loan losses	20,939	18,798
Goodwill and other intangible assets	161,242	143,820
Total assets	4,017,119	3,634,929
Non-interest-bearing deposits	628,464	570,804
Other interest-bearing deposits	2,221,604	2,087,998
Brokered certificates of deposits	287,345	154,379
Short-term borrowings	191,363	203,475
Junior subordinated debentures held by subsidiary trust	7,325	7,151
Other long-term borrowings	105,995	116,330
Total stockholders' equity	535,121	456,815
Tangible assets (b)	3,855,877	3,491,109
Tangible equity (b)	373,879	312,995
Per Common Share Data (a)
Earnings per common share – basic	$0.74	$0.64
Earnings per common share – diluted	0.73	0.64
Cash dividends declared per common share	0.30	0.26
Book value per common share (c)	27.19	24.87
Tangible book value per common share (b)(c)	$19.00	$17.04
Weighted-average number of common shares outstanding – basic	19,366,008	18,126,089
Weighted-average number of common shares outstanding – diluted	19,508,868	18,256,035
Common shares outstanding at end of period	19,681,692	18,365,035
Closing stock price at end of period	$30.97	$35.45

	At or For the Three Months Ended
	March 31,
	2019	2018
Significant Ratios (a)
Return on average stockholders' equity (d)	11.12%	10.48%
Return on average tangible equity (d)(e)	16.69%	16.14%
Return on average assets (d)	1.46%	1.32%
Return on average assets adjusted for non-core items (d)(f)	1.49%	1.33%
Average stockholders' equity to average assets	13.15%	12.63%
Average total loans to average deposits	89.36%	87.08%
Net interest margin (d)(g)	3.80%	3.66%
Efficiency ratio (h)	62.71%	61.75%
Efficiency ratio adjusted for non-core items (i)	62.21%	61.42%
Pre-provision net revenue to total average assets (j)	1.79%	1.81%
Dividend payout ratio	40.84%	40.64%
Total investment securities as percentage of total assets (c)	21.90%	24.14%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(k)	0.66%	0.72%
Nonperforming assets as a percent of total assets (c)(k)	0.45%	0.48%
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (c)(k)	0.67%	0.72%
Criticized loans as a percent of total loans (c)(l)	3.28%	4.84%
Classified loans as a percent of total loans (c)(m)	1.73%	1.86%
Allowance for loan losses as a percent of total loans (c)	0.76%	0.78%
Allowance for loan losses as a percent of nonperforming loans (c)(k)	115.28%	109.08%
Provision for loan losses as a percent of average total loans	(0.04)%	0.34%
Net charge-offs as a percentage of average total loans	(0.15)%	0.34%
Capital Information (a)(c)
Common equity tier 1 capital ratio (n)	13.96%	13.32%
Tier 1 risk-based capital ratio	14.22%	13.60%
Total risk-based capital ratio (tier 1 and tier 2)	14.97%	14.35%
Leverage ratio	10.31%	9.86%
Common equity tier 1 capital	$389,393	$335,393
Tier 1 capital	396,719	342,544
Total capital (tier 1 and tier 2)	417,657	361,342
Total risk-weighted assets	$2,789,500	$2,517,848
Total stockholders' equity to total assets	13.32%	12.57%
Tangible equity to tangible assets (b)	9.70%	8.97%

(a)	Reflects the impact of the acquisition of ASB Financial Corp. ("ASB") beginning April 13, 2018.

(b)
These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these non-US GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”

(c)	Data presented as of the end of the period indicated.

(d)	Ratios are presented on an annualized basis.

(e)
Return on average tangible equity represents a non-US GAAP financial measures since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Return on Average Tangible Equity Ratio.”

(f)
Return on average assets adjusted for non-core items represents a non-US GAAP financial measure since it excludes the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses in earnings. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items."

(g)	Information presented on a fully tax-equivalent basis.

(h)
The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio.”

(i)
The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amounts represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio.”

(j)
Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions.  Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue.”

(k)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(l)	Includes loans categorized as special mention, substandard and doubtful.

(m)	Includes loans categorized as substandard and doubtful.

(n)	Peoples' capital conservation buffer was 6.97% at March 31, 2019 and 6.33% at March 31, 2018, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the business of First Prestonsburg following the merger, and the expansion of consumer lending activity;

(2)	Peoples' ability to integrate future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(3)
competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;

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

(7)
local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(8)	the existence or exacerbation of general geopolitical instability and uncertainty;

(9)	changes in policy and other regulatory and legal developments, and uncertainty or speculation pending the enactment of such changes;

(10)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

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

(13)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(14)	Peoples may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral;

(15)
changes in accounting standards, policies, estimates or procedures, including the new current expected credit loss rule issued by the Financial Accounting Standard Board in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, which may adversely affect Peoples' reported financial condition or results of operations;

(16)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(17)	the discontinuation of the London Inter-Bank Offered Rate and other reference rates may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;

(18)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(19)	the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

(20)	Peoples' ability to receive dividends from its subsidiaries;

(21)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

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

(24)
Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;

(25)
Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;

(26)
operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;

(27)
changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(28)
the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cyber security, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;

(29)	the impact on Peoples' businesses, personnel, facilities, or systems, related to fraud, theft, or violence;

(30)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, civil unrest, military or terrorist activities or international conflicts;

(31)	Peoples' continued ability to grow deposits; and

(32)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q.

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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2018 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 89 locations, including 80 full-service bank branches, and 86 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and central and eastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2019, which were unchanged from the policies disclosed in Peoples’ 2018 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
At the close of business on April 13, 2018, Peoples closed the acquisition of ASB. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total consideration of $41.5 million. The acquisition added $239.2 million of total loans and loans held for sale in the aggregate, and $198.6 million of total deposits at the acquisition date, after acquisition accounting adjustments. Peoples also recorded $2.6 million of other intangible assets and $18.1 million of goodwill.

◦
On April 12, 2019, Peoples completed the previously announced merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg"). First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. As of March 31, 2019, First Prestonsburg had $297.1 million in total assets, which included $137.1 million in total loans, and $252.1 million in total deposits. Aggregate consideration of $43.7 million was paid for the acquisition, of which $11.3 million was in the form of a special cash dividend paid to shareholders prior to the merger with the remainder being paid in stock totaling 1,005,478 Peoples common shares. Refer to Note 12 Acquisitions of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20 million that may be used for: (i) working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.

◦
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016 between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), with a revolving line of credit in the maximum aggregate principal amount of $15.0 million.

◦
During the first quarter of 2019, Peoples recorded a recovery of loan losses of $263,000, compared to a provision for loan losses of $1.0 million for the linked quarter and $2.0 million for the first quarter of 2018. The recovery of loan losses for the first quarter of 2019 was driven by net recoveries of $1.0 million, which included the recognition of a $1.8 million recovery on a previously charged-off commercial loan.

◦
During the first quarter of 2019, Peoples sold its restricted Class B Visa stock, which had been held at a carrying cost and fair value of $0 due to the litigation liability associated with the stock, resulting in a gain of $787,000 recorded in other non-interest income.

◦
During the first quarter of 2019, Peoples incurred $253,000 of acquisition-related costs, all of which were recorded in total non-interest expense. Peoples incurred $382,000 and $149,000 of acquisition-related costs during the fourth and first quarter of 2018, respectively, all of which were recorded in total non-interest expense for both periods. The acquisition costs in 2019 and 2018 were primarily related to the First Prestonsburg and ASB acquisitions, respectively.

◦
During the first quarter of 2019, Peoples closed one insurance office located in Ohio when the lease for the location expired at the end of January 2019 and one full-service bank branch located in West Virginia when the lease for the location expired in March 2019. Employees at the the closed locations were relocated to other branches or offices. Additionally, Peoples provided notification during 2018 that it will be closing one additional full-service bank branch located in West Virginia, which is currently leased. The lease term for this location expires in 2019 and will not be renewed.

◦
Multiple items impacted Peoples' income tax expense during 2018, primarily as a result of the Tax Cuts and Jobs Act, which lowered the statutory federal corporate income tax rate to 21% as of January 1, 2018, from a previous rate of 35%.

▪	Beginning on January 1, 2018, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate.

▪
During the fourth quarter of 2018, Peoples finalized the remeasurement of its net deferred tax assets and liabilities at the new statutory federal corporate income tax rate of 21%, which resulted in a reduction to income tax expense of $705,000 in 2018. The final adjustment was mainly due to Peoples' contribution of $3.2 million to Peoples' defined benefit pension plan during 2018.

▪
During 2018, Peoples released a valuation allowance, which reduced income tax expense by $0.8 million. The valuation allowance was related to a historical tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.

◦
During the fourth quarter of 2018, Peoples incurred $91,000 in pension settlement costs due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such costs during the first quarter of 2019 or the first quarter of 2018.

◦
On July 31, 2018, Peoples entered into $50.0 million of interest rate swaps, which became effective immediately and will mature between 2021 and 2028, with interest rates ranging from 2.92% to 3.00%. Additionally, the three interest rate swaps acquired with the ASB acquisition matured in July of 2018. These swaps locked in funding rates for $40.0 million, in notional value, in FHLB advances that matured in 2018, which had interest rates ranging from 3.57% to 3.92%. For additional information regarding Peoples' interest rate swaps, refer to Note 9 Derivative Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.

◦
On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $7.8 million of equity investment securities from available-for-sale investment securities to other investment securities and the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.

◦
The Federal Reserve Board began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased several times from a range of 0.25% to 0.50% to its current range of 2.25% to 2.50%. No additional rate increases are anticipated in 2019. The Federal Reserve Board has also indicated it would pause reducing its balance sheet beginning in September 2019. As a result, interest rates will likely remain within a relatively narrow range throughout the remainder of 2019. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples' operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income of $14.4 million for the first quarter of 2019, representing earnings per diluted share of $0.73, compared to $13.9 million, or $0.71 per diluted share, for the fourth quarter of 2019, and $11.7 million, or $0.64 per diluted share, for the first quarter of 2018. During the first quarter of 2019, earnings per common diluted share were positively impacted by $0.07 per share for the recovery on a previously charged-off commercial loan and by $0.03 per share for income related to the sale of restricted Class B Visa stock, partially offset by the negative impact of $0.01 per share for acquisition-related costs. During the fourth quarter of 2018, earnings per common diluted share were positively impacted by $0.03 per share related to the final impact of the federal income tax rate change recorded during the fourth quarter of 2018, partially offset by $0.01 per share in the aggregate for acquisition-related expenses and pension settlement charges, in the fourth quarter of 2018. During the first quarter of 2018, earnings per diluted common share were positively impacted by

$0.06 due to the reduced effective tax rate associated with the Tax Cuts and Jobs Act enacted in December 2017, and by $0.03 due to increases in the fair value of investments in equity securities.
Net interest income declined slightly to $33.9 million for the first quarter of 2019, a decrease of 1%, compared to $34.1 million for the fourth quarter of 2018, and increased by 16% compared to $29.4 million for the first quarter of 2018. Net interest margin was 3.80% for the first quarter of 2019, an increase from 3.77% for the fourth quarter of 2018, and from 3.66% for the first quarter of 2018. The first quarter of 2019 had two fewer days in which interest was earned compared to the linked quarter, resulting in the decline in net interest income. The increase in net interest income compared to the first quarter of 2018 was largely due to higher interest income on loans, partially offset by an increase in interest expense on deposits. The increase in interest income on loans was driven by a combination of loan growth, which included the impact of the ASB acquisition, and higher yields from interest rate increases. In addition, during the fourth quarter of 2018 and the first quarter of 2018, net interest income was impacted by proceeds of $305,000 and $341,000, respectively, received on an investment security for which an other-than-temporary-impairment had previously been recorded. These proceeds added 3 basis points and 4 basis points to the net interest margin for the fourth quarter of 2018 and the first quarter of 2018, respectively.
For the first quarter of 2019, accretion income from acquisitions, net of amortization expense, was $722,000, compared to $506,000 for the fourth quarter of 2018 and $566,000 for the first quarter of 2018, which added 8 basis points, 6 basis points, and 7 basis points, respectively, to net interest margin. The increase in accretion income compared to the linked quarter was driven by a decline in the amortization of the fair value adjustment to acquired ASB time deposits, which will be fully amortized by the end of the second quarter of 2019.
During the first quarter of 2019, Peoples recorded a recovery of loan losses of $263,000, compared to provisions for loan losses of $975,000 for the fourth quarter of 2018 and $2.0 million for the first quarter of 2018. The recovery of loan losses during the first quarter of 2019 was driven by net recoveries of $1.0 million, which included the recognition of a $1.8 million recovery on a previously charged-off commercial loan.
For the first quarter of 2019, total non-interest income increased $1.3 million, or 9%, compared to the fourth quarter of 2018 and $460,000, or 3%, from the first quarter of 2018. The increase in total non-interest income from the fourth quarter of 2018 was largely due to increased insurance income, mainly due to annual performance-based insurance commissions that are primarily received in the first quarter each year, and are a core component of insurance income. Additionally, realized and unrealized gains on equity investment securities increased $810,000 compared to the linked quarter, primarily due to $787,000 of income related to the sale of restricted Class B Visa stock during the current quarter, which had been held at a carrying cost and fair value of $0 due to the litigation liability associated with the stock. The increase in total non-interest income from the first quarter of 2018 was due primarily to higher mortgage banking income, which more than doubled, due to increased origination activity as the result of the mortgage operation acquired from ASB. Additionally, income from deposit account service charges and electronic banking income were up compared to a year ago, both of which benefited from the ASB acquisition.
Total non-interest expense increased $904,000, or 3%, in the first quarter of 2019 compared to the fourth quarter of 2018 and grew $3.6 million, or 13%, compared to the first quarter of 2018. The increase compared to the linked quarter was primarily due to salaries and employee benefit costs, coupled with increased net occupancy and equipment expense, and data processing and software expense. The increase in salaries and employee benefit costs was driven by higher medical insurance costs due to medical claims, as well as expenses which occur primarily in the first quarter each year related to stock-based compensation and contributions to employee health benefit accounts. Stock-based compensation for the first quarter of 2019, which increased $722,000 compared to the fourth quarter of 2018, included $469,000 of expense related to stock grants to retirement eligible individuals, and $128,000 of expense related to the annual vesting of prior stock grants. The remaining increase was attributable to the annual stock grants to non-retirement eligible individuals. Annual contributions to employee health benefit accounts resulted in an expense of $450,000. These increases were partially offset by lower professional fees, and foreclosed real estate and other loan expenses. The growth in total non-interest expense compared to the first quarter of 2018 was led by higher salaries and employee benefit costs and the ongoing increased operating costs associated with the additional footprint and client accounts of ASB. Base salaries and medical insurance were the main contributors to the increase in salaries and employee benefit costs, which were impacted by the ASB acquisition, as well as by higher medical claims and employees that have been added in the last twelve months for succession purposes and recent and future growth.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the first quarter of 2019 was 62.7%, compared to 62.0% for the fourth quarter of 2018 and 61.8% for the first quarter of 2018. The efficiency ratio, when adjusted for non-core items, was 62.2% for the first quarter of 2019, compared to 61.0% for the fourth quarter of 2018 and 61.4% for the first quarter of 2018. The increase in the efficiency ratio compared to both the linked quarter and the first quarter of 2018 was driven by a higher increase in total non-interest expenses compared to revenue.
During the first quarter of 2019, income tax expense was $3.4 million, compared to $2.5 million for the linked quarter and $2.4 million for the first quarter of 2018. The increase in income tax expense compared to the linked quarter was due to higher pre-tax income, partially offset by the benefit recorded for the vesting of restricted stock during the current quarter. Also contributing to the increase was the amount recorded in the fourth quarter of 2018 related to the final remeasurement of net deferred tax assets because of the Tax Cuts and Jobs Act, which resulted in a reduction of income tax expense of $705,000. The increase in income tax expense compared to the first quarter of 2018 was due to higher pre-tax income, coupled with a lower benefit recorded for the vesting of restricted stock of $133,000 during the first quarter of 2019 compared to a benefit of $290,000 in the first quarter of 2018.
At March 31, 2019, total assets were $4.02 billion, compared to $3.99 billion at December 31, 2018. The 1% increase compared to December 31, 2018 was driven by loan growth of $8.8 million, coupled with an increase in total investment securities of $7.8 million. The allowance for loan losses increased slightly to $20.9 million, or 0.76% of total loans, compared to $20.2 million and 0.74%, respectively, at December 31, 2018.
Total liabilities were $3.48 billion at March 31, 2019, up $10.7 million since December 31, 2018. The increase in liabilities during the first three months of 2019 was primarily due to an increase in deposits of $181.9 million, partially offset by a decline in borrowings of $168.5 million.
At March 31, 2019, total stockholders' equity was $535.1 million, an increase of $15.0 million, compared to December 31, 2018. The increase in total stockholders' equity was mostly due to net income of $14.4 million for the first three months of 2019 and a decrease in accumulated other comprehensive loss of $5.4 million, partially offset by dividends paid of $5.9 million.
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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a federal corporate income tax rate of 21%.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Net interest income	$33,914	34,121	$29,359
Taxable equivalent adjustments	200	212	227
Fully tax-equivalent net interest income	$34,114	$34,333	$29,586

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$16,247	$176	4.39%	$31,580	$210	2.64%	$11,291	$52	1.87%
Investment securities (a)(b):
Taxable (c)	780,721	5,847	3.00%	780,110	6,114	3.13%	775,659	5,687	2.93%
Nontaxable	83,319	680	3.26%	88,109	729	3.31%	97,134	814	3.35%
Total investment securities	864,040	6,527	3.03%	868,219	6,843	3.15%	872,793	6,501	2.98%
Loans (b)(d):
Commercial real estate, construction	131,683	1,732	5.26%	127,177	1,626	5.00%	118,589	1,333	4.50%
Commercial real estate, other	806,181	10,596	5.26%	819,040	10,610	5.07%	765,076	9,124	4.77%
Commercial and industrial	578,954	7,681	5.31%	557,674	7,411	5.20%	479,792	5,571	4.64%
Residential real estate (e)	603,253	6,927	4.59%	602,381	6,897	4.58%	491,713	5,309	4.32%
Home equity lines of credit	131,089	1,860	5.75%	134,818	1,880	5.53%	108,620	1,271	4.75%
Consumer, indirect	409,975	4,088	4.04%	402,366	4,127	4.07%	343,128	3,130	3.70%
Consumer, direct	73,457	1,189	6.56%	75,164	1,246	6.58%	68,422	1,162	6.89%
Total loans	2,734,592	34,073	5.00%	2,718,620	33,797	4.90%	2,375,340	26,900	4.54%
Allowance for loan losses	(20,406)			(20,079)			(18,683)
Net loans	2,714,186	34,073	5.04%	2,698,541	33,797	4.94%	2,356,657	26,900	4.58%
Total earning assets	3,594,473	40,776	4.55%	3,598,340	40,850	4.49%	3,240,741	33,453	4.14%
Goodwill and other intangible assets	161,673			162,790			144,190
Other assets	229,475			229,201			212,112
Total assets	$3,985,621			$3,990,331			$3,597,043
Deposits:
Savings accounts	$472,656	$91	0.08%	$468,069	$87	0.07%	$452,882	$64	0.06%
Governmental deposit accounts	297,537	557	0.76%	291,913	524	0.71%	291,454	217	0.30%
Interest-bearing demand accounts	569,472	247	0.18%	557,487	170	0.12%	567,252	221	0.16%
Money market accounts	395,324	531	0.54%	389,095	445	0.45%	367,945	226	0.25%
Retail certificates of deposit	396,977	1,417	1.45%	398,935	1,463	1.45%	338,226	765	0.92%
Brokered certificates of deposit	314,163	2,001	2.58%	277,891	1,684	2.40%	156,645	720	1.86%
Total interest-bearing deposits	2,446,129	4,844	0.80%	2,383,390	4,373	0.73%	2,174,404	2,213	0.41%
Borrowed funds:
Short-term FHLB advances	198,643	1,115	2.28%	249,293	1,402	2.23%	144,306	663	1.86%
Repurchase agreements and other	46,111	58	0.50%	55,661	76	0.55%	102,175	305	1.20%
Total short-term borrowings	244,754	1,173	1.94%	304,954	1,478	1.92%	246,481	968	1.59%
Long-term FHLB advances	100,930	508	2.04%	102,713	531	2.05%	118,995	564	1.92%
Other borrowings	7,304	137	7.50%	7,261	135	7.44%	7,106	122	6.87%
Total long-term borrowings	108,234	645	2.41%	109,974	666	2.41%	126,101	686	2.20%
Total borrowed funds	352,988	1,818	2.09%	414,928	2,144	2.05%	372,582	1,654	1.80%
Total interest-bearing liabilities	2,799,117	6,662	0.96%	2,798,318	6,517	0.92%	2,546,986	3,867	0.61%
Non-interest-bearing deposits	613,924			633,523			553,444
Other liabilities	48,384			50,600			42,381
Total liabilities	3,461,425			3,482,441			3,142,811
Total stockholders’ equity	524,196			507,890			454,232
Total liabilities and stockholders’ equity	$3,985,621			$3,990,331			$3,597,043
Interest rate spread (b)		$34,114	3.59%		$34,333	3.57%		$29,586	3.53%
Net interest margin (b)			3.80%			3.77%			3.66%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

(c)
Interest income and yield presented for the fourth quarter of 2018 and first quarter of 2018 includes $305,000 and $341,000, respectively, of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years.

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

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2019 Compared to
(Dollars in thousands)	December 31, 2018			March 31, 2018
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$448	$(482)	$(34)	$94	$30	$124
Investment Securities (b):
Taxable	(315)	48	(267)	125	35	160
Nontaxable	(10)	(39)	(49)	(21)	(113)	(134)
Total investment income	(325)	9	(316)	104	(78)	26
Loans (b):
Commercial real estate, construction	64	42	106	242	157	399
Commercial real estate, other	907	(921)	(14)	965	507	1,472
Commercial and industrial	93	177	270	861	1,249	2,110
Residential real estate	20	10	30	354	1,264	1,618
Home equity lines of credit	234	(254)	(20)	299	290	589
Consumer, indirect	(168)	129	(39)	310	648	958
Consumer, direct	(4)	(53)	(57)	(291)	318	27
Total loan income	1,146	(870)	276	2,740	4,433	7,173
Total interest income	$1,269	$(1,343)	$(74)	$2,938	$4,385	$7,323
INTEREST EXPENSE:
Deposits:
Savings accounts	$3	$1	$4	$24	$3	$27
Governmental deposit accounts	25	8	33	335	5	340
Interest-bearing demand accounts	73	4	77	25	1	26
Money market accounts	80	6	86	287	18	305
Retail certificates of deposit	(22)	(24)	(46)	501	151	652
Brokered certificates of deposit	115	202	317	357	924	1,281
Total deposit cost	274	197	471	1,529	1,102	2,631
Borrowed funds:
Short-term borrowings	179	(484)	(305)	40	165	205
Long-term borrowings	(6)	(15)	(21)	602	(643)	(41)
Total borrowed funds cost	173	(499)	(326)	642	(478)	164
Total interest expense	447	(302)	145	2,171	624	2,795
Net interest income	$822	$(1,041)	$(219)	$767	$3,761	$4,528

(a)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

The decline in net interest income compared to the fourth quarter of 2018 was due to two fewer days in which interest was earned during the first quarter of 2019. The increase in net interest income compared to the first quarter of 2018 was largely due to higher interest income on loans, partially offset by an increase in interest expense on deposits. The increase in interest income on loans was driven by a combination of loan growth, which included the impact of the ASB acquisition, and higher yields from rate increases. Higher deposit costs were primarily the result of increased competition for deposits.
Average quarterly total loan balances increased $16.0 million, or 1%, compared to the linked quarter and increased $359.3 million, or 15%, including acquired loans from the ASB acquisition, compared to the first quarter of 2018. Compared to the fourth quarter of 2018, an increase in average balances of commercial and industrial loans of $21.3 million, or 4%, was mostly offset by a decline in average balances of commercial real estate loans of $12.9 million, or 2%, driven by large payoffs during the first quarter of 2019. Average consumer indirect lending balances grew $7.6 million, or 2%, compared to the linked quarter. Compared to the first quarter of 2018, average balances in residential real estate loans increased $111.5 million, or 23%, while average balances in commercial and industrial loans increased $99.2 million, or 21%, and average balances in consumer indirect loans increased $66.8 million, or 19%.
The fourth quarter of 2018 and first quarter of 2018 also benefited from proceeds received on an investment security that had been previously written down due to an other-than-temporary impairment of $305,000 and $341,000, respectively. These proceeds added 3 basis points and 4 basis points to the net interest margin for fourth quarter of 2018 and first quarter of 2018, respectively. Peoples recorded no similar proceeds during the first quarter of 2019.
The accretion income from acquisitions, net of amortization expense, was $722,000 for the first quarter of 2019, compared to $506,000 for the fourth quarter of 2018, and $566,000 for the first quarter of 2018, which added 8 basis points, 6 basis points, and 7 basis points, respectively, to net interest margin. The increase in accretion income compared to the linked quarter was driven by a decline in the amortization of the fair value adjustment to acquired ASB time deposits, which will be fully amortized by the end of the second quarter of 2019.
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
(Recovery of) Provision for Loan Losses
The following table details Peoples’ (recovery of) provision for loan losses:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
(Recovery of) provision for other loan losses	$(360)	$800	$1,842
Provision for checking account overdrafts	97	175	141
(Recovery of) provision for loan losses	$(263)	$975	$1,983
As a percentage of average total loans (a)	(0.04)%	0.14%	0.34%
(a) Presented on an annualized basis.
The recovery of, or provision for, loan losses recorded represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience, current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs. The recovery of loan losses was driven by net recoveries for the first quarter of 2019 of $1.0 million, compared to net charge-offs of $661,000 for the linked quarter and $2.0 million for the first quarter of 2018. Recoveries during the first quarter of 2019 were primarily driven by the recognition of a $1.8 million recovery on a previously charged-off commercial loan.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net Gains (Losses) Included in Total Non-Interest Income
The following table details Peoples’ net gains and losses, recognized in total non-interest income:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Net gain on investment securities	$30	$—	$1
Net (loss) gain on asset disposals and other transactions	(182)	(15)	74
The following table details the net (loss) gain on asset disposals and other transactions recognized by Peoples:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Net (loss) gain on other assets	$(157)	$15	$79
Net loss on other real estate owned ("OREO")	(25)	(30)	(5)
Net (loss) gain on asset disposals and other transactions	$(182)	$(15)	$74
During the first quarter of 2019, net loss on other assets was primarily due to $118,000 of market value write-downs related to closed offices that were held for sale. The net gain on other assets in the first quarter of 2018 related to increased indirect lending activity in connection with which assets had been repossessed and sold at a gain or loss.
Total Non-Interest Income, Excluding Net Gains and Losses
Insurance income comprised the largest portion of the first quarter 2019 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Property and casualty insurance commissions	$2,674	$2,656	$2,645
Performance-based commissions	1,419	4	1,347
Life and health insurance commissions	359	591	544
Other fees and charges	169	149	119
Insurance income	$4,621	$3,400	$4,655
Revenue related to performance-based commissions is due to annual performance-based insurance commissions, which are primarily recognized in the first quarter of each year and are a core component of insurance income. The decline in life and health insurance commissions was primarily due to an increase in deferred revenue.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. Brokerage income for the first quarter of 2019 declined compared to the fourth quarter of 2018 primarily due to lower market values of accounts in the beginning of 2019, resulting from market declines at the end of 2018. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Fiduciary	$1,636	$1,579	$1,606
Brokerage	965	1,050	964
Employee benefits	511	504	498
Trust and investment income	$3,112	$3,133	$3,068

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
(Dollars in thousands)
Trust assets under administration and management	$1,471,422	$1,384,113	$1,489,810	$1,454,009	$1,447,636
Brokerage assets under administration and management	863,286	849,188	914,172	881,839	882,018
Total assets under administration and management	$2,334,708	$2,233,301	$2,403,982	$2,335,848	$2,329,654
Quarterly average	$2,312,098	$2,316,201	$2,378,676	$2,331,529	$2,352,798
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Interchange fees	$2,443	$2,474	$2,264
Promotional and usage income	544	543	521
E-banking income	$2,987	$3,017	$2,785
Peoples' e-banking revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increase in e-banking income compared to the first quarter of 2018 was the result of the increased usage of debit cards by more customers, which includes the impact of additional customers and accounts related to the acquisition of ASB.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,433	$1,748	$1,439
Account maintenance fees	752	706	675
Other fees and charges	156	164	6
Deposit account service charges	$2,341	$2,618	$2,120
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. The decline in overdraft and non-sufficient funds fees from the fourth quarter of 2018 was primarily due to seasonality of customer activity. The increases in account maintenance fees, and other fees and charges compared to the first quarter of 2018 were primarily due to the ASB acquisition, coupled with changes in fee schedules implemented in the first quarter of 2019.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Mortgage banking income	$788	$953	$351
Bank owned life insurance income	485	495	468
Commercial loan swap fees	146	64	116
Other non-interest income (a)	1,101	512	1,331
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a gain in income of $809,000 for the three months ended March 31, 2019, a reduction of income of $1,000 for the three months ended December 2018, and a gain in income of $460,000 for the three months ended March 31, 2018.

Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, servicing income for sold loans as well as servicing released premiums for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The decline in mortgage banking income from the fourth quarter of 2018 was mainly due to the seasonally low customer demand typically in the first quarter of each year. Compared to the first quarter of 2018, the increase in mortgage banking income was largely attributable to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
In the first quarter of 2019, Peoples sold approximately $13.7 million in loans to the secondary market with servicing retained and sold approximately $10.9 million in loans with servicing released, compared to approximately $16.4 million and $18.4 million, respectively, in the linked quarter. Peoples sold $10.1 million of loans to the secondary market with servicing retained during the first quarter of 2018. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fees are largely dependent on timing, interest rates, and volume of customer activity. The increase compared to the linked quarter was primarily due to an increase in the average size of each transaction which resulted in a larger fee per transaction. The increase in the first quarter of 2019 compared to the first quarter of 2018 was due to an increase in the number of individual transactions.
Income from equity investment securities included in other non-interest income increased $810,000 compared to the linked quarter and was up $349,000 compared to the first quarter of 2018. During the first quarter of 2019, Peoples recognized $787,000 of income related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of $0 due to the litigation liability associated with the stock. Small Business Administration income declined $193,000 compared to the linked quarter and $370,000 compared to the first quarter of 2018.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Base salaries and wages	$11,874	$11,521	$10,372
Employee benefits	2,623	1,618	1,543
Sales-based and incentive compensation	2,609	3,339	2,236
Payroll taxes and other employment costs	1,377	960	1,184
Stock-based compensation	1,208	486	1,086
Deferred personnel costs	(556)	(539)	(431)
Salaries and employee benefit costs	$19,135	$17,385	$15,990
Full-time equivalent employees:
Actual at end of period	859	871	802
Average during the period	869	862	792

Full-time equivalent employees ("FTE's) can vary from quarter to quarter based on turnover and hirings. FTE's declined at March 31, 2019 compared to December 31, 2018 related to turnover exceeding hiring. The increase in FTE's in the first quarter of 2019 compared to the first quarter of 2018 was mainly due to additional employees from the ASB acquisition and employees that were added in the last twelve months for succession purposes and recent and future growth.
The increase in base salaries and wages for the first quarter of 2019 compared to the linked quarter was primarily due to annual merit increases, which included the implementation of a $15 per hour minimum wage throughout the company, which was announced in early 2018 and will be fully implemented by January 1, 2020. The increase compared to the first quarter of 2018 was driven by an increase in FTE's.
The increase in employee benefits for the first quarter of 2019, compared to the linked quarter, was primarily due to higher medical insurance costs of $1.1 million, which included annual contributions to employee health benefit accounts resulting in an expense of $450,000. These contributions occur primarily in the first quarter of each year. Compared to the first quarter of 2018, the increase in employee benefits was driven by higher medical insurance costs due primarily to higher medical claims and the increase in the number of plan participants.
The decline in sales-based and incentive compensation for the first quarter of 2019, compared to the linked quarter, was due to lower sales-based compensation from mortgage banking, insurance, and retail lines of business. The increase in sales-based and incentive compensation for the first quarter of 2019, compared to the first quarter of 2018, was due to higher sales-based compensation from the mortgage banking, and insurance lines of business. The increase in mortgage banking growth compared to the first quarter of 2018 was largely attributable to the mortgage origination operation acquired as part of the ASB acquisition.
The increase in payroll taxes and other employment costs, compared to the linked quarter, included higher social security and unemployment taxes. Certain high earners reached their individual taxable earnings limit for social security and unemployment taxes prior to the fourth quarter of 2018. Those limits reset at the beginning of the new calendar year, resulting in a higher expense during the first quarter of 2019 compared to the fourth quarter of 2018. The increase compared to the first quarter of 2018 was primarily due to the increase in base salaries and wages, which was driven by an increase in FTE's.
Annual stock grants occur primarily in the first quarter of each year. The majority of the grants are expensed over the three year vesting period, with the exception of retirement eligible grantees. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The $1.2 million of stock-based compensation for the first quarter of 2019, which was an increase of $722,000 compared to the fourth quarter of 2018, included $469,000 of expense related to stock grants to retirement eligible individuals, and $128,000 of expense related to the annual vesting of prior stock grants. The remaining increase was attributable to the 2019 annual stock grants to non-retirement eligible individuals. Stock-based compensation during the first quarter of 2018 included the Board of Directors' grant of a one-time stock award of unrestricted common shares to all full-time and part-time employees who did not already participate in the equity plans, which resulted in expense of $388,000.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Depreciation	$1,249	$1,233	$1,218
Repairs and maintenance costs	770	622	848
Net rent expense	288	252	209
Property taxes, utilities and other costs	671	646	591
Net occupancy and equipment expense	$2,978	$2,753	$2,866
The increase in net occupancy and equipment for the first quarter of 2019 was due to the increased maintenance costs associated with snow removal and addressing other weather conditions. Compared to the first quarter of 2018, net occupancy and equipment expense increased primarily due to costs related to the addition of seven full-service bank branches and two loan production offices from the ASB acquisition and ongoing increased operating costs associated with the expanded footprint. These increases were partially offset by a reduction in ATM repairs and maintenance costs driven by a new vendor contract.

The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Electronic banking expense	$1,577	$1,648	$1,528
Data processing and software expense	1,545	1,330	1,322
Professional fees	1,276	1,727	1,718
Franchise tax expense	705	897	644
Amortization of other intangible assets	694	861	754
Marketing expense	594	525	325
FDIC insurance expense	371	373	366
Communication expense	278	316	344
Foreclosed real estate and other loan expenses	255	508	228
Other non-interest expense	2,452	2,633	2,136
Data processing and software expense increased $215,000, or 16%, from the linked quarter, and $233,000, or 17%, from the first quarter of 2018. The increase was driven by the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers. Also impacting the changes was an increase in customer accounts and customer usage of mobile and online banking tools. Data processing and software expense included $79,000 of acquisition-related expenses in the first quarter of 2019, none in the linked quarter, and $34,000 in the first quarter of 2018.
Professional fees decreased $451,000, or 26%, from the fourth quarter of 2018, driven by lower acquisition-related expenses of $58,000 in the current quarter, down from $370,000 in the fourth quarter of 2018. Professional fees were down compared to the first quarter of 2018, due to a decline in legal expenses of $403,000.
The decline in franchise tax expense, compared to the fourth quarter of 2018, was driven by an adjustment to Ohio Financial Institution Tax during the fourth quarter of 2018 of $171,000 related to the acquisition of ASB.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the first quarter of 2019 declined compared to the fourth quarter of 2018 and the first quarter of 2018 as a result of the amortization schedules related to core deposit and customer relationship intangible assets arising from acquisitions. Compared to the first quarter of 2018, the decline was partially offset by additional amortization related to the acquisition of ASB.
Marketing expense increased $269,000, or 83%, for the first quarter of 2019, compared to the first quarter of 2018, due to the timing of product marketing campaigns, coupled with increased contributions to Peoples Bank Foundation, Inc.
Foreclosed real estate and other loan expenses declined compared to the linked quarter due to lower real estate loan expense and collection expenses. During the fourth quarter of 2018, real estate loan expenses included additional mortgage processing costs associated with the acquired origination group from the ASB acquisition, and collection expenses were higher due to growth in indirect consumer lending.
The increase in other non-interest expense of $316,000, or 15%, for the first quarter of 2019, compared to the first quarter of 2018, was primarily due to overall increases as a result of the ASB acquisition.
Income Tax Expense
Income tax expense was $3.4 million for the first quarter of 2019, compared to $2.5 million for the linked quarter and $2.4 million for the first quarter of 2018. The increase in income tax expense compared to the linked quarter was due to higher pre-tax income, partially offset by the benefit recorded for the vesting of restricted stock during the current quarter. Also contributing to the increase was the amount recorded in the fourth quarter of 2018 related to the final remeasurement of net deferred tax assets because of the Tax Cuts and Jobs Act, which resulted in a reduction of income tax expense of $705,000. The increase in income tax expense compared to the first quarter of 2018 was due to higher pre-tax income, coupled with a lower benefit recorded for the vesting of restricted stock of $133,000 during the current quarter compared to a benefit of $290,000 in the year-ago quarter.
Additional information regarding income taxes can be found in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K.

Pre-Provision Net Revenue
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income minus total non-interest expense while excluding the recovery of, or provision for, loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$17,746	$16,367	$14,124
Add: provision for loan losses	—	975	1,983
Add: net loss on OREO	25	30	5
Add: net loss on other assets	157	—	—
Less: recovery of loan losses	263	—	—
Less: net gain on investment securities	30	—	1
Less: net gain on other assets	—	15	79
Pre-provision net revenue	$17,635	$17,357	$16,032
Total average assets	$3,985,621	$3,990,331	$3,597,043
Pre-provision net revenue to total average assets (a)	1.79%	1.73%	1.81%
(a) Presented on an annualized basis.
Pre-provision net revenue and pre-provision net revenue to total average assets increased in the first quarter of 2019 compared to the linked quarter, driven by higher non-interest income compared to the linked quarter. Compared to the first quarter of 2018, the increase in pre-provision net revenue was driven by higher net interest income. Pre-provision net revenue to total average assets for the first quarter of 2019, compared to the first quarter of 2018, declined as the increase in average assets, partially due to the ASB acquisition, more than offset the increase in pre-provision net revenue.

Core Non-Interest Income and Expense (non-US GAAP)
Core non-interest income and core non-interest expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-US GAAP since they exclude the impact of all gains and/or losses, acquisition-related expenses, pension settlement charges and other non-recurring expenses.
The following tables provide reconciliations of these non-US GAAP measures to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$31,860	$30,956	$28,221
Less: acquisition-related expenses	253	382	149
Less: pension settlement charges	—	91	—
Core non-interest expense	$31,607	$30,483	$28,072
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

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)

Efficiency ratio:
Total non-interest expense	$31,860	$30,956	$28,221
Less: amortization of other intangible assets	694	861	754
Adjusted total non-interest expense	$31,166	$30,095	$27,467

Total non-interest income	$15,429	$14,177	$14,969
Less: net gain on investment securities	30	—	1
Less: net (loss) gain on asset disposals and other transactions	(182)	(15)	74
Total non-interest income excluding net gains and losses	$15,581	$14,192	$14,894

Net interest income	$33,914	$34,121	$29,359
Add: fully tax-equivalent adjustment (a)	200	212	227
Net interest income on a fully tax-equivalent basis	$34,114	$34,333	$29,586

Adjusted revenue	$49,695	$48,525	$44,480

Efficiency ratio	62.71%	62.02%	61.75%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$31,607	$30,483	$28,072
Less: amortization of other intangible assets	694	861	754
Adjusted core non-interest expense	$30,913	$29,622	$27,318

Total non-interest income excluding net gains and losses	$15,581	$14,192	$14,894
Net interest income on a fully tax-equivalent basis	34,114	34,333	29,586
Adjusted revenue	$49,695	$48,525	$44,480

Efficiency ratio adjusted for non-core items	62.21%	61.04%	61.42%
(a) Based on a 21% statutory federal corporate income tax rate.
The increases in the efficiency ratio and the efficiency ratio adjusted for non-core items compared to both the linked quarter and the first quarter of 2018 were mostly due to higher total non-interest expense. Management is targeting an efficiency ratio of 59% to 61% for the full year of 2019, after excluding acquisition-related expenses and other non-core expenses.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, and other non-recurring expenses in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$14,369	$13,897	$11,741
Less: net gain on investment securities, net of tax (a)	24	—	1
Add: net loss on asset disposals and other transactions, net of tax (a)	144	12	—
Less: net gain on asset disposals and other transactions, net of tax (a)	—	—	58
Add: acquisition-related expenses, net of tax (a)	200	302	118
Add: pension settlement charges, net of tax (a)	—	72	—
Less: impact of Tax Cuts and Jobs Act on deferred tax liability	—	705	—
Net income adjusted for non-core items	$14,689	$13,578	$11,800
Days in the quarter	90	92	90
Days in the year	365	365	365
Annualized net income	$58,274	$55,135	$47,616
Annualized net income adjusted for non-core items	$59,572	$53,869	$47,856
Return on average assets:
Annualized net income	$58,274	$55,135	$47,616
Total average assets	3,985,621	3,990,331	3,597,043
Return on average assets	1.46%	1.38%	1.32%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items	$59,572	$53,869	$47,856
Total average assets	3,985,621	3,990,331	3,597,043
Return on average assets adjusted for non-core items	1.49%	1.35%	1.33%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and return on average assets adjusted for non-core items increased in the first quarter of 2019 compared to the linked quarter, driven by higher non-interest income compared to the linked quarter, combined with a slight decline in average assets. Compared to the first quarter of 2018, the increase in return on average assets and return on average assets adjusted for non-core items was driven by higher net interest income, partially offset by an increase in average assets, which were impacted by the ASB acquisition.

Return on Average Tangible Equity
The return on average tangible equity ratio is a key financial measure used to monitor performance. The return on tangible equity is calculated as net income (less after-tax impact of amortization of other intangible assets) divided by tangible equity. The return on tangible equity is calculated as net income (less the after-tax impact of amortization of other intangible assets) divided by tangible equity. This measure is non-US GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$14,369	$13,897	$11,741
Add: amortization of other intangible assets	694	861	754
Less: tax effect of amortization of other intangible assets (a)	146	181	158
Net income excluding amortization of other intangible assets	$14,917	$14,577	$12,337
Days in the quarter	90	92	90
Days in the year	365	365	365
Annualized net income	$58,274	$55,135	$47,616
Annualized net income excluding amortization of other intangible assets	$60,497	$57,833	$50,033
Average tangible equity:
Total average stockholders' equity	$524,196	$507,890	$454,232
Less: average goodwill and other intangible assets	161,673	162,790	144,190
Average tangible equity	$362,523	$345,100	$310,042
Return on average stockholders' equity ratio:
Annualized net income	$58,274	$55,135	$47,616
Average stockholders' equity	$524,196	$507,890	$454,232
Return on average stockholders' equity	11.12%	10.86%	10.48%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$60,497	$57,833	$50,033
Average tangible equity	$362,523	$345,100	$310,042
Return on average tangible equity	16.69%	16.76%	16.14%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity ratio increased in the first quarter of 2019 compared to both the linked quarter and the first quarter of 2018 and the return on average tangible equity ratio increased compared to the first quarter of 2018, reflecting increases in net income, which were partially offset by dividends declared and paid during each quarter. The return on average tangible equity ratio declined compared to the linked quarter as the increase in tangible equity outpaced the increase in net income, excluding amortization of intangible assets.
FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2019, Peoples' interest-bearing deposits in other banks increased $6.9 million from December 31, 2018. The total cash and cash equivalent balance included $10.4 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2019, compared to $11.2 million at December 31, 2018. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2019, Peoples' total cash and cash equivalents increased $4.5 million as Peoples' net cash used in investing activities of $8.9 million was less than the sum of net cash provided by financing and operating activities of $7.1 million and $6.3 million, respectively. Peoples' investing activities reflected a net increase of $6.8 million in loans and purchases of $37.5 million in available-for-sale investment securities, which were partially offset by $34.5 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $181.9 million in deposits offset partially by a $168.0 million decrease in short-term borrowings, as well as $5.7 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$43	$—
States and political subdivisions	84,827	88,587	93,790	96,913	97,205
Residential mortgage-backed securities	706,976	692,608	688,656	688,002	681,746
Commercial mortgage-backed securities	6,649	6,707	6,713	6,799	6,864
Bank-issued trust preferred securities	4,118	3,989	4,166	4,167	5,095
Total fair value	$802,570	$791,891	$793,325	$795,924	$790,910
Total amortized cost	$806,641	$804,655	$819,431	$816,217	$808,689
Net unrealized loss	$(4,071)	$(12,764)	$(26,106)	$(20,293)	$(17,779)
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,401	$4,403	$4,451	$4,530	$3,807
Residential mortgage-backed securities	28,348	29,044	29,765	30,668	31,590
Commercial mortgage-backed securities	2,857	3,514	3,574	3,636	4,254
Total amortized cost	$35,606	$36,961	$37,790	$38,834	$39,651
Other investment securities	$41,449	$42,985	$43,044	$42,007	$46,756
Total investment securities:
Amortized cost	$883,696	$884,601	$900,265	$897,058	$895,096
Carrying value	$879,625	$871,837	$874,159	$876,765	$877,317

Available-for-sale residential mortgage-backed securities were up at March 31, 2019, compared to December 31, 2018, primarily due to an increase in fair value driven by overall declines in market interest rates during the quarter. At December 31, 2018, the amortized cost of available-for-sale securities declined compared to September 30, 2018, as securities matured and were not replaced. During the second quarter of 2018, Peoples acquired, in the ASB acquisition, investment securities totaling approximately $18.8 million and subsequently sold approximately $14.6 million of acquired available-for-sale investment securities.
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

The amount of these “non-agency” securities included in the residential mortgage-backed securities totals above was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total fair value	$516	$711	$919	$1,162	$1,478
Total amortized cost	582	781	985	1,225	1,607
Net unrealized loss	$(66)	$(70)	$(66)	$(63)	$(129)

Management continues to reinvest the principal runoff from the non-agency securities in U.S. agency investments, which accounted for the decline in the past year. At March 31, 2019, Peoples' non-agency portfolio consisted entirely of first lien residential mortgages, with nearly all of the underlying loans in these securities originated prior to 2004 and possessing fixed interest rates. Management continues to monitor the non-agency portfolio closely for leading indicators of increasing stress and will continue to be proactive in taking actions to mitigate such risk when necessary.
Additional information regarding Peoples' investment portfolio can be found in Note 3 Investment Securities of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Gross originated loans:
Commercial real estate, construction	$116,992	$124,013	$103,562	$107,255	$99,757
Commercial real estate, other	630,679	632,200	630,720	650,512	627,932
Commercial real estate	747,671	756,213	734,282	757,767	727,689
Commercial and industrial	558,070	530,207	510,591	471,270	455,243
Residential real estate	297,667	296,860	299,768	299,934	302,890
Home equity lines of credit	90,831	93,326	92,892	89,957	87,722
Consumer, indirect	410,172	407,167	396,701	373,384	347,607
Consumer, direct	69,710	71,674	72,601	71,545	67,386
Consumer	479,882	478,841	469,302	444,929	414,993
Deposit account overdrafts	518	583	649	860	543
Total originated loans	$2,174,639	$2,156,030	$2,107,484	$2,064,717	$1,989,080
Gross acquired loans (a):
Commercial real estate, construction	$7,966	$12,404	$13,050	$14,780	$8,054
Commercial real estate, other	171,785	184,711	191,993	207,195	156,115
Commercial real estate	179,751	197,115	205,043	221,975	164,169
Commercial and industrial	34,837	35,537	41,188	40,938	33,815
Residential real estate	308,137	296,937	308,178	309,629	194,063
Home equity lines of credit	38,084	40,653	42,961	45,933	20,008
Consumer, indirect	111	136	161	198	253
Consumer, direct	2,021	2,370	2,712	3,101	940
Consumer	2,132	2,506	2,873	3,299	1,193
Total acquired loans	$562,941	$572,748	$600,243	$621,774	$413,248
Total loans	$2,737,580	$2,728,778	$2,707,727	$2,686,491	$2,402,328
Average total loans	$2,734,592	$2,718,620	$2,717,200	$2,627,777	$2,375,340
Average allowance for loan losses	(20,406)	(20,079)	(19,584)	(19,071)	(18,683)
Average loans, net of average allowance for loan losses	$2,714,186	$2,698,541	$2,697,616	$2,608,706	$2,356,657
Percent of loans to total loans:
Commercial real estate, construction	4.6%	5.1%	4.3%	4.5%	4.5%
Commercial real estate, other	29.3%	29.9%	30.4%	31.9%	32.6%
Commercial real estate	33.9%	35.0%	34.7%	36.4%	37.1%
Commercial and industrial	21.7%	20.7%	20.3%	19.1%	20.4%
Residential real estate	22.1%	21.8%	22.5%	22.7%	20.7%
Home equity lines of credit	4.7%	4.9%	5.0%	5.1%	4.5%
Consumer, indirect	15.0%	14.9%	14.7%	13.9%	14.5%
Consumer, direct	2.6%	2.7%	2.8%	2.8%	2.8%
Consumer	17.6%	17.6%	17.5%	16.7%	17.3%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$464,575	$461,256	$458,999	$451,391	$412,154

(a)
Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2014 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	Not meaningful.

Period-end total loan balances at March 31, 2019 increased $8.8 million, or 1% annualized, compared to December 31, 2018, due to originated growth of $18.6 million, or 1% annualized, that was muted by $27.2 million of payoffs related to several large commercial real estate loan relationships. Commercial and industrial loan balances experienced significant organic growth compared to December 31, 2018, and increased $27.2 million, or 19% annualized. Consumer loans continued to provide additional growth, driven by an increase in residential real estate loans of $12.0 million, or 8% annualized. During the first quarter of 2019, Peoples purchased $19.0 million of 1-4 family first lien mortgages, which had the largest impact on residential real estate loan growth compared to December 31, 2018.

Period-end total loan balances at March 31, 2019 increased $335.3 million, or 14%, compared to March 31, 2018. Originated loan growth was led by an increase in commercial and industrial loans of $102.8 million, or 23%, and indirect consumer lending growth of $62.6 million, or 18%. Total acquired loans grew $149.7 million from period-end March 31, 2018 to period-end March 31, 2019. The increase included acquired ASB loans of $198.6 million, partially offset by the continued decline of the loan balances acquired in previous acquisitions.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2019:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$39,724	$23,697	$63,421	32.7%
Educational services	8,614	19,895	28,509	14.7%
Office buildings	14,069	8,193	22,262	11.5%
Assisted living facilities and nursing homes	14,309	6,968	21,277	11.0%
Mixed used facility	17,454	2,205	19,659	10.1%
Industrial	8,392	—	8,392	4.3%
Child care	5,183	864	6,047	3.1%
Residential property	2,423	2,667	5,090	2.6%
Warehouse	2,878	1,659	4,537	2.4%
Other (a)	11,912	2,923	14,835	7.6%
Total commercial real estate, construction	$124,958	$69,071	$194,029	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Mixed-use facilities:
Owner occupied	$34,425	$235	$34,660	4.1%
Non-owner occupied	68,061	1,364	69,425	8.3%
Total mixed-use facilities	102,486	1,599	104,085	12.4%
Office buildings and complexes:
Owner occupied	45,426	3,052	48,478	5.8%
Non-owner occupied	49,333	3,603	52,936	6.3%
Total office buildings and complexes	94,759	6,655	101,414	12.1%
Apartment complexes	72,077	243	72,320	8.6%
Industrial facilities:
Owner occupied	45,196	1,187	46,383	5.5%
Non-owner occupied	16,611	1,088	17,699	2.1%
Total light industrial facilities	61,807	2,275	64,082	7.6%
Retail facilities:
Owner occupied	27,574	1,390	28,964	3.5%
Non-owner occupied	33,559	298	33,857	4.0%
Total retail facilities	61,133	1,688	62,821	7.5%
Warehouse facilities	51,245	4,248	55,493	6.6%
Lodging and lodging related	31,672	—	31,672	3.8%
Assisted living facilities and nursing homes	31,159	271	31,430	3.7%
Land only	15,330	2,320	17,650	2.1%
Other (a)	280,796	18,465	299,261	35.6%
Total commercial real estate, other	$802,464	$37,764	$840,228	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either March 31, 2019 or December 31, 2018.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Commercial real estate	$8,297	$8,003	$7,966	$8,271	$8,062
Commercial and industrial	6,743	6,178	6,138	5,365	5,269
Total commercial	15,040	14,181	14,104	13,636	13,331
Residential real estate	1,213	1,214	999	1,005	1,086
Home equity lines of credit	608	618	708	618	690
Consumer, indirect	3,133	3,214	3,423	3,339	3,034
Consumer, direct	351	351	395	465	473
Consumer	3,484	3,565	3,818	3,804	3,507
Deposit account overdrafts	61	81	95	95	76
Originated allowance for loan losses	20,406	19,659	19,724	19,158	18,690
Acquired allowance for loan losses	533	536	155	108	108
Allowance for loan losses	$20,939	$20,195	$19,879	$19,266	$18,798
As a percent of total loans	0.76%	0.74%	0.73%	0.72%	0.78%

At March 31, 2019, the allowance for loan losses was $20.9 million, compared to $18.8 million at March 31, 2018 and $20.2 million at December 31, 2018. The ratio of the allowance for loan losses as a percent of total loans was 0.76% at March 31, 2019, compared to 0.78% at March 31, 2018 and 0.74% at December 31, 2018. The ratio includes all acquired loans, from both ASB and previous acquisitions, of $562.9 million and allowance for acquired loan losses of $533,000. The increase in the allowance for loan losses compared to December 31, 2018 was the result of the specific reserve on a non-accrual loan, coupled with loan growth.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Gross charge-offs:
Commercial real estate, other	$113	$—	$—	$7	$842
Commercial and industrial	63	—	—	7	31
Residential real estate	109	64	66	82	145
Home equity lines of credit	9	40	10	20	37
Consumer, indirect	473	548	488	550	929
Consumer, direct	63	61	78	109	110
Consumer	536	609	566	659	1,039
Deposit account overdrafts	173	234	311	215	205
Total gross charge-offs	$1,003	$947	$953	$990	$2,299
Recoveries:
Commercial real estate, other	$10	$2	$15	$28	$15
Commercial and industrial	1,784	8	10	—	—
Residential real estate	31	133	32	41	26
Home equity lines of credit	1	2	3	2	7
Consumer, indirect	115	71	131	138	134
Consumer, direct	13	25	31	15	69
Consumer	128	96	162	153	203
Deposit account overdrafts	56	45	44	46	70
Total recoveries	$2,010	$286	$266	$270	$321
Net (recoveries) charge-offs:
Commercial real estate, other	$103	$(2)	$(15)	$(21)	$827
Commercial and industrial	(1,721)	(8)	(10)	7	31
Residential real estate	78	(69)	34	41	119
Home equity lines of credit	8	38	7	18	30
Consumer, indirect	358	477	357	412	795
Consumer, direct	50	36	47	94	41
Consumer	408	513	404	506	836
Deposit account overdrafts	117	189	267	169	135
Total net (recoveries) charge-offs	$(1,007)	$661	$687	$720	$1,978
Ratio of net (recoveries) charge-offs to average total loans (annualized):
Commercial real estate	0.02%	—%	—%	—%	0.14%
Commercial and industrial	(0.26)%	—%	—%	—%	0.01%
Residential real estate	0.01%	(0.01)%	—%	0.01%	0.02%
Home equity lines of credit	—%	—%	—%	—%	0.01%
Consumer, indirect	0.05%	0.07%	0.05%	0.06%	0.13%
Consumer, other	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.06%	0.08%	0.06%	0.07%	0.14%
Deposit account overdrafts	0.02%	0.03%	0.04%	0.03%	0.02%
Total	(0.15)%	0.10%	0.10%	0.11%	0.34%

The net recoveries during the first quarter of 2019 was driven by the recognition of a $1.8 million recovery on a previously charged-off commercial loan. During the second, third, and fourth quarters of 2018, the net charge-offs decreased as Peoples' asset quality remained stable.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Loans 90+ days past due and accruing:
Commercial real estate, construction	$—	$—	$401	$—	$—
Commercial real estate, other	15	801	60	615	71
Commercial real estate	15	801	461	615	71
Commercial and industrial	50	18	—	—	—
Residential real estate	963	1,430	1,338	1,308	930
Home equity lines of credit	42	7	84	6	29
Consumer, indirect	4	—	2	—	—
Consumer, direct	—	—	—	46	—
Consumer	4	—	2	46	—
Total loans 90+ days past due and accruing	$1,074	$2,256	$1,885	$1,975	$1,030
Nonaccrual loans:
Commercial real estate, construction	$703	$710	$725	$725	$732
Commercial real estate, other	6,459	6,730	6,751	6,422	6,268
Commercial real estate	7,162	7,440	7,476	7,147	7,000
Commercial and industrial	1,719	1,304	939	1,265	1,252
Residential real estate	4,479	4,075	3,725	3,770	3,967
Home equity lines of credit	1,065	1,023	796	681	656
Consumer, indirect	440	324	286	221	180
Consumer, direct	17	56	14	12	11
Consumer	457	380	300	233	191
Total nonaccrual loans	$14,882	$14,222	$13,236	$13,096	$13,066
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$127	$154	$186	$236	$674
Commercial and industrial	332	405	430	436	487
Residential real estate	1,389	1,951	2,087	2,132	1,761
Home equity lines of credit	195	210	160	71	81
Consumer, indirect	159	156	119	93	126
Consumer, direct	5	—	17	5	7
Consumer	164	156	136	98	133
Total nonaccrual TDRs	$2,207	$2,876	$2,999	$2,973	$3,136
Total nonperforming loans ("NPLs")	$18,163	$19,354	$18,120	$18,044	$17,232
Other real estate owned ("OREO"):
Residential	$81	$94	$106	$63	$99
Total OREO	$81	$94	$106	$63	$99
Total nonperforming assets ("NPAs")	$18,244	$19,448	$18,226	$18,107	$17,331
Criticized loans (a)	$89,812	$114,188	$118,703	$120,809	$116,243
Classified loans (b)	47,327	43,818	49,058	55,596	44,661

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.66%	0.71%	0.67%	0.67%	0.72%
NPAs as a percent of total assets (c)(d)	0.45%	0.49%	0.46%	0.46%	0.48%
NPAs as a percent of total loans and OREO (c)(d)	0.67%	0.71%	0.67%	0.67%	0.72%
Allowance for loan losses as a percent of NPLs (c)	115.28%	104.35%	109.71%	106.77%	109.08%
Criticized loans as a percent of total loans (a)(c)	3.28%	4.18%	4.38%	4.50%	4.84%
Classified loans as a percent of total loans (b)(c)	1.73%	1.61%	1.81%	2.07%	1.86%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructurings and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

Nonperforming loans were down $1.2 million, or 6%, compared to December 31, 2018, primarily due to the decrease in commercial real estate other and residential real estate loans 90+ days past due. Nonperforming loans were up $0.9 million, or 5%, compared to March 31, 2018. The increase from March 31, 2018 was partially due to assets acquired from ASB. Classified loans, which are those categorized as substandard or doubtful, increased $3.5 million, or 8%, compared to December 31, 2018, and were up $2.7 million, or 6%, from March 31, 2018. Compared to December 31, 2018, the increase in classified loans was primarily due to downgrades during the quarter, partially offset by paydowns of other classified loans. Criticized loans, which are those categorized as special mention, substandard or doubtful, decreased $24.4 million, or 21%, compared to December 31, 2018, and $26.4 million, or 23%, compared to March 31, 2018. The improvement in both comparisons was largely due to the upgrade of one large commercial relationship during the first quarter of 2019.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Non-interest-bearing deposits (a)	$628,464	$607,877	$617,447	$585,861	$570,804
Interest-bearing deposits:
Interest-bearing demand accounts (a)	572,316	573,702	547,172	570,359	584,563
Savings accounts	477,824	468,500	473,240	480,615	461,440
Money market deposit accounts	403,642	379,878	391,377	389,893	364,232
Governmental deposit accounts	363,636	267,319	344,320	305,255	341,920
Retail certificates of deposit ("CDs")	404,186	394,335	402,309	406,214	335,843
Brokered CDs	287,345	263,854	265,258	211,062	154,379
Total interest-bearing deposits	2,508,949	2,347,588	2,423,676	2,363,398	2,242,377
Total deposits	$3,137,413	$2,955,465	$3,041,123	$2,949,259	$2,813,181

(a)	The sum of amounts presented is considered total demand deposits.
At March 31, 2019, period-end deposits increased $181.9 million, or 6%, compared to December 31, 2018, and $324.2 million, or 12%, compared to March 31, 2018. Compared to the linked quarter, the growth was driven by an increase of $96.3 million in governmental deposits, which typically increase during the first quarter of each year, coupled with growth in money market deposit accounts of $23.8 million and non-interest-bearing deposits of $20.6 million, reflecting Peoples' focus on growing deposits. The increase in period-end deposit balances compared to March 31, 2018 included $123.1 million of acquired deposits from the ASB acquisition on April 13, 2018. Compared to March 31, 2018, brokered certificates of deposit were up $133.0 million, which includes one-way buy Certificate of Deposit Account Registry Services ("CDARs") deposits, retail certificates of deposit increased $68.3 million, non-interest-bearing deposits were up $57.7 million, and money market deposit accounts increased $39.4 million.

Total demand deposit accounts comprised 38% of total deposits at March 31, 2019, compared to 40% at December 31, 2018, 38% at September 30, 2018, 39% at June 30, 2018, and 41% at March 31, 2018. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts and retail CDs when possible, and relying on higher-cost, non-core deposits, such as brokered CDs when deposits are not available in Peoples' footprint.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Short-term borrowings:
FHLB overnight borrowings	$24,000	$165,000	$102,000	$173,000	$34,000
FHLB 90-day advances	110,000	110,000	100,000	13,000	20,000
Current portion of long-term FHLB advances	13,188	30,000	30,000	98,566	50,579
Retail repurchase agreements	44,175	51,202	64,840	76,177	98,896
Unamortized debt issuance cost (a)	—	(4)	(10)	(16)	—
Total short-term borrowings	$191,363	$356,198	$296,830	$360,727	$203,475
Long-term borrowings:
FHLB advances	$98,670	$102,361	$103,860	$105,890	$116,352
Unamortized debt issuance cost (a)	—	—	—	—	(22)
Junior subordinated debt securities	7,325	7,283	7,239	7,195	7,151
Total long-term borrowings	$105,995	$109,644	$111,099	$113,085	$123,481
Total borrowed funds	$297,358	$465,842	$407,929	$473,812	$326,956

(a)	Unamortized debt issuance cost is related to the cost associated with the Credit Agreement with Raymond James Bank, N.A. which was a short-term obligation as of March 31, 2019.
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Overnight borrowings as of March 31, 2019 declined $141 million compared to December 31, 2018, primarily due to the increase in deposit balances during the quarter. Peoples locked in FHLB 90-day advances of $110.0 million as of March 31, 2019, to fund interest rate swaps and are expected to extend every 90 days through the maturity dates of the swaps. As of March 31, 2019, Peoples had twelve effective interest rate swaps, for an aggregate notional value of $110.0 million. The increase in short-term borrowings at June 30, 2018 compared to March 31, 2018 also includes $21.0 million in short-term FHLB advances acquired from ASB, all of which matured in July of 2018. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Long-term FHLB advances declined at March 31, 2019 compared to December 31, 2018 due to principal payments.
Additional information regarding Peoples' interest rate swaps can be found in Note 9 Derivative Financial Instruments of the Notes to the Unconsolidated Financial Statements.

Capital/Stockholders’ Equity
At March 31, 2019, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2019, Peoples had a capital conservation buffer of 6.97%, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2019.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Capital Amounts:
Common Equity Tier 1	$389,393	$378,855	$367,537	$358,987	$334,735
Tier 1	396,719	386,138	374,776	366,182	341,886
Total (Tier 1 and Tier 2)	417,657	406,333	394,655	385,448	360,684
Net risk-weighted assets	$2,789,500	$2,782,995	$2,764,951	$2,755,112	$2,517,848
Capital Ratios:
Common Equity Tier 1	13.96%	13.61%	13.29%	13.03%	13.29%
Tier 1	14.22%	13.87%	13.55%	13.29%	13.58%
Total (Tier 1 and Tier 2)	14.97%	14.60%	14.27%	13.99%	14.33%
Leverage ratio	10.31%	9.99%	9.69%	9.73%	9.85%
The capital ratios increased at March 31, 2019 compared to December 31, 2018 due to increased equity as earnings exceeded the dividends declared. Peoples' capital ratios at December 31, 2018 increased compared to September 30, 2018 due primarily to increased earnings, which was largely driven by loan growth. The capital ratios increased at September 30, 2018 compared to June 30, 2018 due to increased equity as earnings exceeded the dividends declared, while net risk-weighted assets decreased slightly in relation to some large payoffs that were higher volatility commercial real estate loans. Leverage ratio at September 30, 2018 decreased slightly compared to June 30, 2018 due to the increase in average assets in the third quarter of 2018 compared to the second quarter as ASB was acquired on April 13, 2018. Peoples' capital ratios at June 30, 2018 decreased compared to March 31, 2018 largely due to the percentage of risk-weighted assets acquired in the ASB acquisition that were greater than capital added, net of goodwill, from the ASB acquisition.
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' stockholders' equity. Such ratios represent non-US GAAP financial measures since their calculation removes the impact of goodwill and other intangible assets acquired through acquisitions on amounts reported in the Unaudited Consolidated Balance Sheets. Management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Tangible equity:
Total stockholders' equity	$535,121	$520,140	$504,290	$499,339	$456,815
Less: goodwill and other intangible assets	161,242	162,085	163,401	163,953	143,820
Tangible equity	$373,879	$358,055	$340,889	$335,386	$312,995
Tangible assets:
Total assets	$4,017,119	$3,991,454	$4,003,089	$3,972,091	$3,634,929
Less: goodwill and other intangible assets	161,242	162,085	163,401	163,953	143,820
Tangible assets	$3,855,877	$3,829,369	$3,839,688	$3,808,138	$3,491,109
Tangible book value per common share:
Tangible equity	$373,879	$358,055	$340,889	$335,386	$312,995
Common shares outstanding	19,681,692	19,565,029	19,550,014	19,528,952	18,365,035
Tangible book value per common share	$19.00	$18.30	$17.44	$17.17	$17.04
Tangible equity to tangible assets ratio:
Tangible equity	$373,879	$358,055	$340,889	$335,386	$312,995
Tangible assets	$3,855,877	$3,829,369	$3,839,688	$3,808,138	$3,491,109
Tangible equity to tangible assets	9.70%	9.35%	8.88%	8.81%	8.97%
The increase in the tangible equity to tangible assets ratio at March 31, 2019 compared to December 31, 2018, as well as previous periods, was the result of higher retained earnings, combined with an increase in the market value of available-for-sale investment securities. The increase at December 31, 2018 compared to previous periods was the result of higher retained earnings, partially offset by the decline in the market value of available-for-sale investment securities.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2018 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
300	$11,651	8.9%	$7,351	5.5%	$(12,970)	(1.3)%	$(22,088)	(2.1)%
200	9,017	6.9%	5,780	4.3%	1,282	0.1%	(7,191)	(0.7)%
100	5,748	4.4%	3,588	2.7%	9,553	0.9%	3,926	0.4%
(100)	(11,111)	(8.5)%	(9,075)	(6.8)%	(37,211)	(3.6)%	(44,512)	(4.2)%
(200)	(25,072)	(19.2)%	(23,712)	(17.6)%	(96,017)	(9.3)%	(130,769)	(12.4)%
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
Peoples also considers the interest rate risk impact of a bull flattener scenario in addition to analyzing the impact of parallel yield curve shifts. The bull flattener scenario is a yield curve shift in which long-term rates decline while short-term rates remain stable. The degree to which long-term rates fall and which maturities along the yield curve are affected is subjective. The bull flattener scenario provides an estimate of interest rate risk which may be more realistic in unusual interest rate environments. At March 31, 2019, the U.S. Treasury and LIBOR swap curves were relatively flat compared to historical norms, and some inversion was present for maturities of less than seven years. Given the shape of market yield curves at March 31, 2019, consideration of the bull flattener scenario yields insights which were not captured by parallel shifts. The key insight presented by the bull flattener scenario highlights the risk to net interest income when long-term yields fall while short-term rates remain constant. In such a scenario, Peoples’ funding costs, which are correlated with short-term rates, remain constant, while asset yields correlated with long-term rates decline.
At March 31, 2019, Peoples' consolidated balance sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. The increase in asset sensitivity from December 31, 2018 was largely attributable to the high balance of governmental deposits. Peoples’ overnight FHLB borrowing position, which had declined substantially from December 31, 2018 to March 31, 2019 as a result of increased public funds deposits, ultimately led to a decline in liability sensitivity quarter-over-quarter. The increased public funds deposit balances are expected to decline through July 2019. While parallel interest rate shock scenarios are useful in assessing the level of interest rate risk inherent in the balance sheet, interest rates typically move in a non-parallel manner with differences in the timing, direction, and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates.
The table also illustrates a significant reduction in long-term interest rate risk as is evidenced by the drop in the negative impact of rising interest rates on economic value of equity. The reduction is largely attributable to the increased functionality of the new interest rate risk model employed by Peoples during the third quarter of 2018, primarily the ability to apply enhanced pre-payment estimates on loans.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2019, Peoples had entered into twelve interest rate swap contracts, with an aggregate notional value of $110.0 million. Additional information regarding Peoples' interest rate swaps can be found in Note 14 Derivative Financial Instruments of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K and Note 9 Derivative Financial Instruments of the Notes to the Unconsolidated Financial Statements included in this Form 10-Q.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2018 Form 10-K.
At March 31, 2019, Peoples Bank had liquid assets of $186.6 million, which represented 4.2% of total assets and unfunded loan commitments. This amount exceeded the minimal level by $97.9 million, or 2.2% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $72.7 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Home equity lines of credit	$103,343	$101,265	$101,651	$103,975	$86,787
Unadvanced construction loans	80,916	74,734	71,836	87,477	106,410
Other loan commitments	308,103	314,271	324,059	319,519	267,482
Loan commitments	$492,362	$490,270	$497,546	$510,971	$460,679
Standby letters of credit	$12,371	$10,214	$9,979	$20,354	$20,481
Management does not anticipate that Peoples Bank’s current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
There have been no other material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2018 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2019:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2019	—	$—	—	$15,049,184
February 1-28, 2019 (2) (3)	12,719	32.26	—	15,049,184
March 1-31, 2018 (3)	390	33.32	—	15,049,184
Total	13,109	$32.29	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended March 31, 2019.

(2)	Information reported includes 11,869 common shares withheld during February to pay income taxes associated with restricted common shares which vested.

(3)
Information reported includes 850 common shares and 390 common shares purchased in open market transactions during February and March, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A (Registration No. 333-222054)

2.2	Agreement and Plan of Merger, dated as of October 29, 2018, as amended on December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A (Registration No. 333-228745)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)
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

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

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
P Filed the exhibit with the SEC in paper originally and has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith

10.2	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.8 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 0-16772)

10.3	Loan Agreement, made and entered into as of April 3, 2019, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 9, 2019 (File No. 0-16772) ("Peoples' April 9, 2019 Form 8-K")

10.4	Revolving Credit Note issued by Peoples Bancorp Inc. on April 3, 2019 to U.S. Bank National Association in the principal amount of $20,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' April 9, 2019 Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2019; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 1, 2019	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 1, 2019	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer