Form 10-Q
period 2019-06-30
PEOPLES BANCORP INC
filed 2019-08-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission File Number: 000-16772

PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)
Ohio		31-0987416
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
138 Putnam Street, P.O. Box 738, Marietta, Ohio		45750
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:		(740) 373-3155
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	PEBO	The Nasdaq Stock Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,698,571 common shares, without par value, at July 31, 2019.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$56,731	$61,775
Interest-bearing deposits in other banks	36,692	15,837
Total cash and cash equivalents	93,423	77,612
Available-for-sale investment securities, at fair value (amortized cost of $910,431 at June 30, 2019 and $804,655 at December 31, 2018)	919,364	791,891
Held-to-maturity investment securities, at amortized cost (fair value of $35,747 at June 30, 2019 and $36,963 at December 31, 2018)	34,839	36,961
Other investment securities	43,508	42,985
Total investment securities	997,711	871,837
Loans, net of deferred fees and costs (a)	2,833,533	2,728,778
Allowance for loan losses	(21,357)	(20,195)
Net loans	2,812,176	2,708,583
Loans held for sale	5,928	5,470
Bank premises and equipment, net of accumulated depreciation	64,451	56,542
Bank owned life insurance	69,909	68,934
Goodwill	163,292	151,245
Other intangible assets	13,471	10,840
Other assets	56,015	40,391
Total assets	$4,276,376	$3,991,454
Liabilities
Deposits:
Non-interest-bearing	$643,058	$607,877
Interest-bearing	2,720,555	2,347,588
Total deposits	3,363,613	2,955,465
Short-term borrowings	186,457	356,198
Long-term borrowings	85,691	109,644
Accrued expenses and other liabilities	61,593	50,007
Total liabilities	3,697,354	3,471,314
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,142,256 shares issued at June 30, 2019 and 20,124,378 shares issued at December 31, 2018, including shares in treasury	418,950	386,814
Retained earnings	171,410	160,346
Accumulated other comprehensive income (loss), net of deferred income taxes	316	(12,933)
Treasury stock, at cost, 489,802 shares at June 30, 2019 and 601,289 shares at December 31, 2018	(11,654)	(14,087)
Total stockholders’ equity	579,022	520,140
Total liabilities and stockholders’ equity	$4,276,376	$3,991,454
(a) Also referred to throughout the document as "total loans" and "loans held for investment."
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$36,660	$31,250	$70,713	$58,131
Interest and dividends on taxable investment securities	5,969	5,830	11,779	11,480
Interest on tax-exempt investment securities	729	635	1,266	1,278
Other interest income	263	54	439	106
Total interest income	43,621	37,769	84,197	70,995
Interest expense:
Interest on deposits	5,719	3,101	10,563	5,314
Interest on short-term borrowings	1,233	1,175	2,406	2,143
Interest on long-term borrowings	620	685	1,265	1,371
Total interest expense	7,572	4,961	14,234	8,828
Net interest income	36,049	32,808	69,963	62,167
Provision for loan losses	626	1,188	363	3,171
Net interest income after provision for loan losses	35,423	31,620	69,600	58,996
Non-interest income:
Insurance income	3,486	3,369	8,107	8,024
Trust and investment income	3,401	3,232	6,513	6,300
Electronic banking income	3,267	2,785	6,254	5,570
Deposit account service charges	2,977	2,388	5,318	4,508
Mortgage banking income	1,000	969	1,788	1,320
Bank owned life insurance income	490	497	975	965
Commercial loan swap fees	516	146	662	262
Net loss on investment securities	(57)	(147)	(27)	(146)
Net loss on asset disposals and other transactions	(293)	(405)	(475)	(331)
Other non-interest income	502	421	1,603	1,752
Total non-interest income	15,289	13,255	30,718	28,224
Non-interest expense:
Salaries and employee benefit costs	20,824	18,025	40,026	34,015
Net occupancy and equipment expense	3,132	2,803	6,110	5,669
Professional fees	2,344	3,022	3,620	4,740
Electronic banking expense	1,693	1,407	3,270	2,857
Data processing and software expense	1,567	1,359	3,112	2,681
Amortization of other intangible assets	824	861	1,518	1,615
Franchise tax expense	772	614	1,477	1,258
Marketing expense	490	656	1,084	981
FDIC insurance expense	381	416	752	782
Foreclosed real estate and other loan expenses	469	338	724	550
Communication expense	317	300	595	644
Other non-interest expense	6,063	6,170	8,448	8,400
Total non-interest expense	38,876	35,971	70,736	64,192
Income before income taxes	11,836	8,904	29,582	23,028
Income tax expense	2,238	1,012	5,615	3,395
Net income	$9,598	$7,892	$23,967	$19,633
Earnings per common share - basic	$0.47	$0.41	$1.20	$1.05
Earnings per common share - diluted	$0.46	$0.41	$1.19	$1.04
Weighted-average number of common shares outstanding - basic	20,277,028	19,160,728	19,824,035	18,646,266
Weighted-average number of common shares outstanding - diluted	20,442,366	19,293,381	19,972,350	18,773,169
Cash dividends declared	$7,035	$5,466	$12,903	$10,237
Cash dividends declared per common share	$0.34	$0.28	$0.64	$0.54
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$9,598	$7,892	$23,967	$19,633
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	12,947	(2,661)	21,672	(12,774)
Related tax (expense) benefit	(2,719)	559	(4,551)	3,737
Less: reclassification adjustment for net gain included in net income	(57)	(147)	(27)	(146)
Related tax benefit	12	31	6	31
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	—	—	(5,020)
Net effect on other comprehensive income (loss)	10,273	(1,986)	17,142	(13,942)
Defined benefit plans:
Net gain arising during the period	—	—	2	—
Amortization of unrecognized loss and service cost on benefit plans	20	26	37	52
Related tax expense	(4)	(5)	(8)	(11)
Net effect on other comprehensive income	16	21	31	41
Cash flow hedges:
Net (loss) gain arising during the period	(3,134)	537	(4,967)	1,915
Related tax benefit (expense)	658	(113)	1,043	(402)
Net effect on other comprehensive (loss) income	(2,476)	424	(3,924)	1,513
Total other comprehensive income (loss), net of tax	7,813	(1,541)	13,249	(12,388)
Total comprehensive income	$17,411	$6,351	$37,216	$7,245
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
Net income	—	23,967	—	—	23,967
Other comprehensive income, net of tax	—	—	13,249	—	13,249
Cash dividends declared	—	(12,903)	—	—	(12,903)
Reissuance of treasury stock for common share awards	(2,821)	—	—	2,821	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	53	53
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(684)	(684)
Common shares issued under dividend reinvestment plan	384	—	—	—	384
Common shares issued under compensation plan for Boards of Directors	52	—	—	157	209
Common shares issued under employee stock purchase plan	28	—	—	86	114
Stock-based compensation	2,056	—	—	—	2,056
Issuance of common shares related to merger with First Prestonsburg Bancshares Inc.	32,437	—	—	—	32,437
Balance, June 30, 2019	$418,950	$171,410	$316	$(11,654)	$579,022

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$18,821	$27,499
Investing activities:
Available-for-sale investment securities:
Purchases	(116,433)	(81,441)
Proceeds from sales	72,481	14,489
Proceeds from principal payments, calls and prepayments	70,728	60,088
Held-to-maturity investment securities:
Proceeds from principal payments	1,984	2,627
Other investment securities:
Purchases	(376)	(1,089)
Proceeds from sales	3,872	7,111
Proceeds from insurance claim	26	—
Net decrease (increase) in loans held for investment	29,219	(92,582)
Net expenditures for premises and equipment	(1,233)	(2,721)
Proceeds from sales of other real estate owned	143	265
Business acquisitions, net of cash received	7,795	4,695
Investment in limited partnership and tax credit funds	(44)	(399)
Net cash provided by (used in) investing activities	68,162	(88,957)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(23,318)	364
Net increase in interest-bearing deposits	173,571	19,705
Net (decrease) increase in short-term borrowings	(207,329)	66,412
Payments on long-term borrowings	(849)	(1,062)
Cash dividends paid	(12,467)	(10,001)
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(684)	(1,143)
Proceeds from issuance of common shares	6	15
Contingent consideration payments made after a business combination	(102)	(224)
Net cash (used in) provided by financing activities	(71,172)	74,066
Net increase in cash and cash equivalents	15,811	12,608
Cash and cash equivalents at beginning of period	77,612	72,194
Cash and cash equivalents at end of period	$93,423	$84,802

Supplemental cash flow information:
Interest paid	13,765	8,765
Income taxes paid	6,150	6,065
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	49	16

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2018 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2019 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2018, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2018 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following accounting pronouncements should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2018 Form 10-K.
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
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, Peoples will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity investment securities, at the net amount expected to be collected. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, and should be accounted for according to Topic 842.
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

The CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples has a committee that meets regularly to monitor progress and oversee the project. Peoples has implemented a third-party software solution, and is utilizing the tool to run test calculations throughout 2019 in anticipation of the full implementation at the beginning of 2020. Peoples has engaged consultants to assist with the completion of certain aspects of the project plan. Peoples will complete model validation during 2019, and is currently refining the economic forecasting process, documenting accounting policies, reviewing business processes and evaluating potential changes to the control environment. Peoples intends to complete a test run of its process, inclusive of the model, by the end of the third quarter of 2019, pending any unforeseen circumstances or significant changes to the requirements. Peoples expects to recognize a one-time cumulative-effect adjustment to the allowance for loan loss provision, and related tax effect, as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The impact of the adoption will depend on relevant data at the adoption date, including the characteristics of the loan portfolio, macroeconomic conditions and forecasts. Peoples has not yet determined the magnitude of any such one-time cumulative-effect adjustment or of the overall impact of the new standard on Peoples' financial condition or results of operations.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10‑K.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$19,051	$—	$—	$—	$—
States and political subdivisions	—	125,418	—	—	88,587	—
Residential mortgage-backed securities	—	748,132	—	—	692,608	—
Commercial mortgage-backed securities	—	22,664	—	—	6,707	—
Bank-issued trust preferred securities	—	4,099	—	—	3,989	—
Total available-for-sale securities	—	919,364	—	—	791,891	—
Equity investment securities	111	188	—	94	183	—
Derivative assets (a)	—	9,972	—	—	4,544	—
Liabilities:
Derivative liabilities (b)	$—	$14,020	$—	$—	$3,562	$—
(a) Included in other assets on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
(b) Included in accrued expenses and other liabilities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

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
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Consolidated Balance Sheets at their fair value within other assets and accrued expenses and other liabilities, respectively. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$32,952	$—	$—	$24,129
Other real estate owned ("OREO")	—	—	123	—	—	94
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At June 30, 2019, impaired loans with an aggregate principal balance of $43.2 million were outstanding and reported at fair value of $33.0 million.  For the three and six months ended June 30, 2019, Peoples recognized an increase of $223,000 and $830,000 in the specific reserve on impaired loans, through the allowance for loan losses.
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$93,423	$93,423	$77,612	$77,612
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	4,398	4,880	4,403	4,896
Residential mortgage-backed securities	2	23,335	23,451	29,044	28,603
Commercial mortgage-backed securities	2	7,106	7,416	3,514	3,464
Total held-to-maturity securities		34,839	35,747	36,961	36,963
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	29,257	29,257	29,367	29,367
Federal Reserve Bank ("FRB") stock	2	12,294	12,294	12,294	12,294
Nonqualified deferred compensation	2	1,293	1,293	987	987
Other investment securities	2	365	365	60	60
Other investment securities (a)		43,209	43,209	42,708	42,708
Net loans	3	2,812,176	3,076,717	2,708,583	2,907,537
Loans held for sale	2	5,928	6,353	5,470	5,492
Bank owned life insurance	3	69,909	69,909	68,934	68,934
Servicing rights (b)	3	2,571	3,617	2,655	4,568
Liabilities:
Deposits	2	$3,363,613	$3,335,686	$2,955,465	$2,953,452
Short-term borrowings	2	186,457	187,337	356,198	349,994
Long-term borrowings	2	85,691	84,933	109,644	107,696
(a) Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities for 2018, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.
(b) Included in other intangible assets on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
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
Other Investment Securities: Other investment securities are measured at their respective redemption values due to restrictions placed on their transferability (Level 2).
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
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally 1-4 family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value (Level 2).
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of:
U.S. government sponsored agencies	$18,606	$445	$—	$19,051
States and political subdivisions	122,809	2,721	(112)	125,418
Residential mortgage-backed securities	742,164	8,770	(2,802)	748,132
Commercial mortgage-backed securities	22,656	148	(140)	22,664
Bank-issued trust preferred securities	4,196	100	(197)	4,099
Total available-for-sale securities	$910,431	$12,184	$(3,251)	$919,364
December 31, 2018
Obligations of:
States and political subdivisions	$88,358	$787	$(558)	$88,587
Residential mortgage-backed securities	705,289	2,720	(15,401)	692,608
Commercial mortgage-backed securities	6,812	—	(105)	6,707
Bank-issued trust preferred securities	4,196	75	(282)	3,989
Total available-for-sale securities	$804,655	$3,582	$(16,346)	$791,891

The unrealized losses related to residential mortgage-backed securities at June 30, 2019 and December 31, 2018, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross gains realized	$30	$3	$60	$5
Gross losses realized	87	150	87	151
Net losses realized	$(57)	$(147)	$(27)	$(146)
The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2019
Obligations of:
States and political subdivisions	$—	$—	—	$8,020	$112	5	$8,020	$112
Residential mortgage-backed securities	17,932	154	7	226,208	2,648	77	244,140	2,802
Commercial mortgage-backed securities	—	—	—	6,380	140	5	6,380	140
Bank-issued trust preferred securities	—	—	—	1,803	197	2	1,803	197
Total	$17,932	$154	7	$242,411	$3,097	89	$260,343	$3,251
December 31, 2018
Obligations of:
States and political subdivisions	$10,173	$18	17	$19,918	$540	20	$30,091	$558
Residential mortgage-backed securities	47,562	226	50	517,335	15,175	170	564,897	15,401
Commercial mortgage-backed securities	—	—	—	6,707	105	3	6,707	105
Bank-issued trust preferred securities	—	—	—	1,718	282	2	1,718	282
Total	$57,735	$244	67	$545,678	$16,102	195	$603,413	$16,346

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At June 30, 2019, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2019 and December 31, 2018 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At June 30, 2019, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $211,000 and $147,000, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2019 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$2,984	$14,644	$978	$18,606
States and political subdivisions	4,234	31,186	44,207	43,182	122,809
Residential mortgage-backed securities	1	1,919	60,647	679,597	742,164
Commercial mortgage-backed securities	—	17,107	1,848	3,701	22,656
Bank-issued trust preferred securities	—	—	4,196	—	4,196
Total available-for-sale securities	$4,235	$53,196	$125,542	$727,458	$910,431
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$3,041	$15,011	$999	$19,051
States and political subdivisions	4,236	31,477	45,518	44,187	125,418
Residential mortgage-backed securities	1	1,934	60,507	685,690	748,132
Commercial mortgage-backed securities	—	17,195	1,904	3,565	22,664
Bank-issued trust preferred securities	—	—	4,099	—	4,099
Total available-for-sale securities	$4,237	$53,647	$127,039	$734,441	$919,364
Total weighted-average yield	2.36%	2.52%	2.77%	2.93%	2.88%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of:
States and political subdivisions	$4,398	$482	$—	$4,880
Residential mortgage-backed securities	23,335	256	(140)	23,451
Commercial mortgage-backed securities	7,106	310	—	7,416
Total held-to-maturity securities	$34,839	$1,048	$(140)	$35,747
December 31, 2018
Obligations of:
States and political subdivisions	$4,403	$493	$—	$4,896
Residential mortgage-backed securities	29,044	191	(632)	28,603
Commercial mortgage-backed securities	3,514	—	(50)	3,464
Total held-to-maturity securities	$36,961	$684	$(682)	$36,963
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three and six months ended June 30, 2019 and 2018.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2019
Residential mortgage-backed securities	$—	$—	—	$11,639	$140	3	$11,639	$140
Total	$—	$—	—	$11,639	$140	3	$11,639	$140
December 31, 2018
Residential mortgage-backed securities	$—	$—	—	$13,102	$632	5	$13,102	$632
Commercial mortgage-backed securities	—	—	—	3,464	50	1	3,464	50
Total	$—	$—	—	$16,566	$682	6	$16,566	$682
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$305	$—	$2,984	$1,109	$4,398
Residential mortgage-backed securities	—	—	4,002	19,333	23,335
Commercial mortgage-backed securities	—	410	3,893	2,803	7,106
Total held-to-maturity securities	$305	$410	$10,879	$23,245	$34,839
Fair value
Obligations of:
States and political subdivisions	$307	$—	$3,458	$1,115	$4,880
Residential mortgage-backed securities	—	—	4,070	19,381	23,451
Commercial mortgage-backed securities	—	412	4,196	2,808	7,416
Total held-to-maturity securities	$307	$412	$11,724	$23,304	$35,747
Total weighted-average yield	2.62%	2.29%	1.49%	2.81%	2.83%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock, and other equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2019	December 31, 2018
FHLB stock	$29,257	$29,367
FRB stock	12,294	12,294
Nonqualified deferred compensation	1,293	987
Equity investment securities	299	277
Other investment securities	365	60
Total other investment securities	$43,508	$42,985
Peoples redeemed $1.1 million during the second quarter of 2019 and $1.8 million during the first quarter of 2019 of FHLB stock to be in compliance with requirements of the FHLB of Cincinnati.
During the three and six months ended June 30, 2019, Peoples recorded the change in the fair value of equity investment securities held at June 30, 2019 in other non-interest income, resulting in unrealized gains of zero and $22,000, respectively. During the three and six months ended June 30, 2018, Peoples recorded the change in the fair value of equity investment securities held at June 30, 2018 in other non-interest income, resulting in unrealized losses of $658,000 and $198,000, respectively. Net realized gains on sales of equity investment securities, included in other non-interest income during the first six months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At June 30, 2019, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples had pledged available-for-sale investment securities with carrying values of $499.5 million and $430.0 million at June 30, 2019 and December 31, 2018, respectively, and held-to-maturity investment securities with carrying values of $14.6 million and $16.9 million at June 30, 2019 and December 31, 2018, respectively, to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities with carrying values of $54.3 million and $60.1 million at June 30, 2019 and December 31, 2018, respectively, and held-to-maturity securities with carrying values of $15.6 million and $16.7 million at June 30, 2019 and December 31, 2018, respectively, to secure additional borrowing capacity at the FHLB and the FRB.

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and central and eastern Kentucky. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$102,904	$124,013
Commercial real estate, other	641,061	632,200
Commercial real estate	743,965	756,213
Commercial and industrial	548,460	530,207
Residential real estate	299,173	296,860
Home equity lines of credit	90,374	93,326
Consumer, indirect	419,595	407,167
Consumer, direct	72,209	71,674
Consumer	491,804	478,841
Deposit account overdrafts	676	583
Total originated loans	$2,174,452	$2,156,030
Acquired loans:
Commercial real estate, construction	$6,775	$12,404
Commercial real estate, other	201,909	184,711
Commercial real estate	208,684	197,115
Commercial and industrial	51,506	35,537
Residential real estate	348,439	296,937
Home equity lines of credit	41,262	40,653
Consumer, indirect	90	136
Consumer, direct	9,100	2,370
Consumer	9,190	2,506
Total acquired loans	$659,081	$572,748
Total loans	$2,833,533	$2,728,778

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial real estate	$13,116	$11,955
Commercial and industrial	4,479	1,287
Residential real estate	23,509	20,062
Consumer	640	58
Total outstanding balance	$41,744	$33,362
Net carrying amount	$28,125	$22,475
Changes in the accretable yield for purchased credit impaired loans for the six months ended June 30 were as follows:

(Dollars in thousands)	June 30, 2019	June 30, 2018
Balance, beginning of period	$8,955	$6,704
Additions:
ASB Financial Corp.	—	2,415
First Prestonsburg Bancshares Inc.	3,853	—
Accretion	(1,148)	(897)
Balance, June 30	$11,660	$8,222
The fair value of newly acquired loans is determined at the time of acquisition and Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired purchased credit impaired loans, and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status, loans that have become past due and actual cash flows compared to the projected cash flows from the last re-estimation. Peoples evaluates these changes quarterly and compares the current status or activity to those at the previous cash flow re-estimation date, and the related materiality of the changes. As of June 30, 2019, these changes, when compared to the total loan portfolio and the factors at the last re-estimation date, would not have a material impact on amounts recorded since the last re-estimation. Peoples completed a re-estimation of cash flows on purchased credit impaired loans in August 2018.
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
Pledged Loans
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. The amount of loans pledged under this blanket collateral agreement totaled $488.4 million and $505.7 million at June 30, 2019 and December 31, 2018, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB of Cleveland. The outstanding balances of these loans totaled $153.0 million and $180.9 million at June 30, 2019 and December 31, 2018, respectively.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$688	$710	$—	$—
Commercial real estate, other	6,241	6,565	—	786
Commercial real estate	6,929	7,275	—	786
Commercial and industrial	2,044	1,673	—	—
Residential real estate	3,816	4,105	438	398
Home equity lines of credit	452	596	53	7
Consumer, indirect	535	480	—	—
Consumer, direct	12	56	—	—
Consumer	547	536	—	—
Total originated loans	$13,788	$14,185	$491	$1,191
Acquired loans:
Commercial real estate, construction	$—	$—	$230	$—
Commercial real estate, other	308	319	557	15
Commercial real estate	308	319	787	15
Commercial and industrial	36	36	261	18
Residential real estate	1,716	1,921	1,853	1,032
Home equity lines of credit	742	637	—	—
Consumer, direct	1	—	57	—
Total acquired loans	$2,803	$2,913	$2,958	$1,065
Total loans	$16,591	$17,098	$3,449	$2,256

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2019
Originated loans:
Commercial real estate, construction	$—	$—	$688	$688	$102,216	$102,904
Commercial real estate, other	—	—	6,050	6,050	635,011	641,061
Commercial real estate	—	—	6,738	6,738	737,227	743,965
Commercial and industrial	606	3	1,937	2,546	545,914	548,460
Residential real estate	1,391	1,177	2,478	5,046	294,127	299,173
Home equity lines of credit	387	18	461	866	89,508	90,374
Consumer, indirect	3,024	216	111	3,351	416,244	419,595
Consumer, direct	306	17	2	325	71,884	72,209
Consumer	3,330	233	113	3,676	488,128	491,804
Deposit account overdrafts	—	—	—	—	676	676
Total originated loans	$5,714	$1,431	$11,727	$18,872	$2,155,580	$2,174,452
Acquired loans:
Commercial real estate, construction	$—	$—	$230	$230	$6,545	$6,775
Commercial real estate, other	661	728	773	2,162	199,747	201,909
Commercial real estate	661	728	1,003	2,392	206,292	208,684
Commercial and industrial	488	60	297	845	50,661	51,506
Residential real estate	1,685	2,075	2,700	6,460	341,979	348,439
Home equity lines of credit	228	109	563	900	40,362	41,262
Consumer, indirect	—	—	—	—	90	90
Consumer, direct	88	52	57	197	8,903	9,100
Consumer	88	52	57	197	8,993	9,190
Total acquired loans	$3,150	$3,024	$4,620	$10,794	$648,287	$659,081
Total loans	$8,864	$4,455	$16,347	$29,666	$2,803,867	$2,833,533

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$710	$710	$123,303	$124,013
Commercial real estate, other	12	736	7,151	7,899	624,301	632,200
Commercial real estate	12	736	7,861	8,609	747,604	756,213
Commercial and industrial	1,678	3,520	1,297	6,495	523,712	530,207
Residential real estate	4,457	1,319	2,595	8,371	288,489	296,860
Home equity lines of credit	531	30	431	992	92,334	93,326
Consumer, indirect	3,266	488	165	3,919	403,248	407,167
Consumer, direct	308	50	42	400	71,274	71,674
Consumer	3,574	538	207	4,319	474,522	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$10,252	$6,143	$12,391	$28,786	$2,127,244	$2,156,030
Acquired loans:
Commercial real estate, construction	$511	$—	$—	$511	$11,893	$12,404
Commercial real estate, other	523	457	233	1,213	183,498	184,711
Commercial real estate	1,034	457	233	1,724	195,391	197,115
Commercial and industrial	111	13	18	142	35,395	35,537
Residential real estate	6,124	1,823	1,885	9,832	287,105	296,937
Home equity lines of credit	238	233	534	1,005	39,648	40,653
Consumer, indirect	—	—	—	—	136	136
Consumer, direct	23	6	—	29	2,341	2,370
Consumer	23	6	—	29	2,477	2,506
Total acquired loans	$7,530	$2,532	$2,670	$12,732	$560,016	$572,748
Total loans	$17,782	$8,675	$15,061	$41,518	$2,687,260	$2,728,778
Delinquency trends remained stable, as 99.0% of Peoples' portfolio was considered “current” at June 30, 2019, compared to 98.5% at December 31, 2018.
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
June 30, 2019
Originated loans:
Commercial real estate, construction	$100,231	$—	$1,431	$—	$1,242	$102,904
Commercial real estate, other	622,966	7,673	10,416	6	—	641,061
Commercial real estate	723,197	7,673	11,847	6	1,242	743,965
Commercial and industrial	525,738	5,807	16,915	—	—	548,460
Residential real estate	13,752	201	14,682	249	270,289	299,173
Home equity lines of credit	17	—	—	—	90,357	90,374
Consumer, indirect	—	—	—	—	419,595	419,595
Consumer, direct	24	—	—	—	72,185	72,209
Consumer	24	—	—	—	491,780	491,804
Deposit account overdrafts	—	—	—	—	676	676
Total originated loans	$1,262,728	$13,681	$43,444	$255	$854,344	$2,174,452
Acquired loans:
Commercial real estate, construction	$4,338	$1,636	$801	$—	$—	$6,775
Commercial real estate, other	178,425	12,700	10,693	91	—	201,909
Commercial real estate	182,763	14,336	11,494	91	—	208,684
Commercial and industrial	43,171	3,265	5,038	32	—	51,506
Residential real estate	17,634	2,686	2,564	130	325,425	348,439
Home equity lines of credit	81	—	—	—	41,181	41,262
Consumer, indirect	1	—	—	—	89	90
Consumer, direct	19	—	—	—	9,081	9,100
Consumer	20	—	—	—	9,170	9,190
Total acquired loans	$243,669	$20,287	$19,096	$253	$375,776	$659,081
Total loans	$1,506,397	$33,968	$62,540	$508	$1,230,120	$2,833,533

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2018
Originated loans:
Commercial real estate, construction	$121,457	$—	$1,472	$—	$1,084	$124,013
Commercial real estate, other	612,099	10,898	9,203	—	—	632,200
Commercial real estate	733,556	10,898	10,675	—	1,084	756,213
Commercial and industrial	476,290	45,990	7,692	—	235	530,207
Residential real estate	14,229	500	11,971	409	269,751	296,860
Home equity lines of credit	453	—	—	—	92,873	93,326
Consumer, indirect	8	—	—	—	407,159	407,167
Consumer, direct	30	—	—	—	71,644	71,674
Consumer	38	—	—	—	478,803	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$1,224,566	$57,388	$30,338	$409	$843,329	$2,156,030
Acquired loans:
Commercial real estate, construction	$8,976	$1,795	$1,633	$—	$—	$12,404
Commercial real estate, other	169,260	7,241	8,114	96	—	184,711
Commercial real estate	178,236	9,036	9,747	96	—	197,115
Commercial and industrial	32,471	2,008	1,058	—	—	35,537
Residential real estate	17,370	1,938	2,033	137	275,459	296,937
Home equity lines of credit	33	—	—	—	40,620	40,653
Consumer, indirect	4	—	—	—	132	136
Consumer, direct	31	—	—	—	2,339	2,370
Consumer	35	—	—	—	2,471	2,506
Total acquired loans	$228,145	$12,982	$12,838	$233	$318,550	$572,748
Total loans	$1,452,711	$70,370	$43,176	$642	$1,161,879	$2,728,778
In the first six months of 2019, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2018 mostly due to downgrades during the period combined with loans acquired in the First Prestonsburg merger, which were partially offset by paydowns on classified loans. At June 30, 2019, criticized loans, which are those categorized as special mention, substandard or doubtful, declined compared to the balance at December 31, 2018, largely due to the upgrade of two commercial relationships, partially offset by loans acquired in the First Prestonsburg merger.
At June 30, 2019, Peoples had a total of $2.2 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
June 30, 2019
Commercial real estate, construction	$1,793	$—	$1,706	$1,706	$—	$1,728	$29
Commercial real estate, other	15,546	4,753	10,296	15,049	520	14,722	250
Commercial real estate	17,339	4,753	12,002	16,755	520	16,450	279
Commercial and industrial	4,265	1,485	2,731	4,216	449	3,226	47
Residential real estate	22,195	387	23,170	23,557	53	22,086	629
Home equity lines of credit	1,469	419	1,051	1,470	68	1,343	40
Consumer, indirect	445	96	356	452	23	413	15
Consumer, direct	464	49	415	464	18	207	9
Consumer	909	145	771	916	41	620	24
Total	$46,177	$7,189	$39,725	$46,914	$1,131	$43,725	$1,019
December 31, 2018
Commercial real estate, construction	$2,376	$—	$2,376	$2,376	$—	$1,732	$74
Commercial real estate, other	15,464	274	14,946	15,220	119	14,043	455
Commercial real estate	17,840	274	17,322	17,596	119	15,775	529
Commercial and industrial	3,305	790	2,436	3,226	157	2,423	72
Residential real estate	25,990	644	24,034	24,678	154	22,769	1,134
Home equity lines of credit	2,291	424	1,869	2,293	73	1,832	109
Consumer, indirect	496	—	503	503	—	278	15
Consumer, direct	79	22	57	79	6	63	20
Consumer	575	22	560	582	6	341	35
Total	$50,001	$2,154	$46,221	$48,375	$509	$43,140	$1,879
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

The following table summarizes the loans that were modified as a TDR during the three months ended June 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2019
Originated loans:
Residential real estate	1	$37	$37	$37
Home equity lines of credit	2	60	60	60
Consumer, indirect	7	110	110	110
Consumer, direct	3	41	41	41
Consumer	10	151	151	151
Total originated loans	13	$248	$248	$248
Acquired loans:
Commercial real estate, other	7	$725	$699	$700
Commercial and industrial	4	1,259	1,259	1,259
Residential real estate	35	1,823	1,823	1,823
Home equity lines of credit	7	113	113	113
Consumer, direct	16	340	340	340
Total acquired loans	69	$4,260	$4,234	$4,235
June 30, 2018
Originated loans:
Residential real estate	5	$717	$717	$717
Home equity lines of credit	3	61	61	61
Consumer, indirect	14	230	230	230
Consumer, direct	5	27	27	27
Consumer	19	257	257	257
Total originated loans	27	$1,035	$1,035	$1,035
Acquired loans:
Residential real estate	11	$720	$720	$720
Home equity lines of credit	4	86	86	86
Consumer, direct	3	57	57	57
Total acquired loans	18	$863	$863	$863
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period-end are not reported.

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$35
Residential real estate	3	436	440	437
Home equity lines of credit	4	139	139	139
Consumer, indirect	8	123	123	123
Consumer, direct	5	69	69	67
Consumer	13	192	192	190
Total originated loans	22	$805	$809	$801
Acquired loans:
Commercial real estate, other	7	$724	$699	$700
Commercial and industrial	4	1,259	1,259	1,259
Residential real estate	36	1,847	1,847	1,842
Home equity lines of credit	9	179	179	178
Consumer, direct	16	340	340	340
Total acquired loans	72	$4,349	$4,324	$4,319
June 30, 2018
Originated loans:
Residential real estate	7	$910	$910	$911
Home equity lines of credit	3	61	61	61
Consumer, indirect	21	316	316	302
Consumer, direct	7	31	31	31
Consumer	28	347	347	333
Total originated loans	38	$1,318	$1,318	$1,305
Acquired loans:
Commercial real estate, other	1	$50	$50	$48
Residential real estate	13	989	989	989
Home equity lines of credit	4	86	86	86
Consumer, direct	3	57	57	57
Total acquired loans	21	$1,182	$1,182	$1,180
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those acquired loans modified in a TDR during the year that subsequently defaulted (i.e., were 90 days or more past due following a modification) during the six-month periods ended June 30:

	June 30, 2019			June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses
Acquired loans:
Consumer, direct	1	$34	$—	—	$—	$—
Total	1	$34	$—	—	$—	$—
(a) The amount shown is inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples did not have any originated loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the six months ended June 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
Balance, January 1, 2019	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659
Charge-offs	(153)	(63)	(176)	(9)	(819)	(96)	(349)	(1,665)
Recoveries	12	2,012	133	2	162	40	106	2,467
Net (charge-offs) recoveries	(141)	1,949	(43)	(7)	(657)	(56)	(243)	802
Provision for (recoveries of) loan losses	383	(930)	13	(13)	615	47	248	363
Balance, June 30, 2019	$8,245	$7,197	$1,184	$598	$3,172	$342	$86	$20,824

Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(227)	(57)	(1,479)	(219)	(420)	(3,289)
Recoveries	43	—	67	9	272	84	116	591
Net charge-offs	(806)	(38)	(160)	(48)	(1,207)	(135)	(304)	(2,698)
Provision for (recovery of) loan losses	1,280	(410)	261	(27)	1,602	136	329	3,171
Balance, June 30, 2018	$8,271	$5,365	$1,005	$618	$3,339	$465	$95	$19,158

The following table details the recorded investment and allowance for originated loan losses disaggregated based on impairment method:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
June 30, 2019
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$520	$449	$53	$68	$23	$18	$—	$1,131
Loans collectively evaluated for impairment	7,725	6,748	1,131	530	3,149	324	86	19,693
Ending balance	$8,245	$7,197	$1,184	$598	$3,172	$342	$86	$20,824

Recorded investment in:
Loans individually evaluated for impairment	$16,755	$4,216	$23,557	$1,470	$452	$464	$—	$46,914
Loans collectively evaluated for impairment	727,210	544,244	275,616	88,904	419,143	71,745	676	2,127,538
Ending balance	$743,965	$548,460	$299,173	$90,374	$419,595	$72,209	$676	$2,174,452

December 31, 2018
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$119	$157	$154	$73	$—	$6	$—	$509
Loans collectively evaluated for impairment	7,884	6,021	1,060	545	3,214	345	81	19,150
Ending balance	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659

Recorded investment in:
Loans individually evaluated for impairment	$17,596	$3,226	$24,678	$2,293	$503	$79	$—	$48,375
Loans collectively evaluated for impairment	738,617	526,981	272,182	91,033	406,664	71,595	583	2,107,655
Ending balance	$756,213	$530,207	$296,860	$93,326	$407,167	$71,674	$583	$2,156,030

June 30, 2018
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$1	$191	$47	$14	$31	$45	$—	$329
Loans collectively evaluated for impairment	8,270	5,174	958	604	3,308	420	95	18,829
Ending balance	$8,271	$5,365	$1,005	$618	$3,339	$465	$95	$19,158

Recorded investment in:
Loans individually evaluated for impairment	$19,162	$3,173	$26,497	$1,736	$441	$150	$—	$51,159
Loans collectively evaluated for impairment	737,051	468,097	273,437	88,221	372,943	71,395	860	2,012,004
Ending balance	$756,213	$471,270	$299,934	$89,957	$373,384	$71,545	$860	$2,063,163

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
The following table presents activity in the allowance for loan losses for acquired loans:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Non-impaired loans:
Balance, beginning of period	$380	$—	$383	$—
Charge-offs	—	—	(3)	—
Balance, end of period	$380	$—	$380	$—

Purchased credit impaired loans:
Balance, beginning of period	$153	$108	$153	$108
Balance, end of period	$153	$108	$153	$108
The allowance for loan losses for non-impaired acquired loans was established at December 31, 2018.
Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$65,000	2.18%	$85,000	2.05%
FHLB amortizing, fixed-rate advances	13,324	1.73%	17,361	2.09%
Junior subordinated debt securities	7,367	7.34%	7,283	7.83%
Total long-term borrowings	$85,691	2.55%	$109,644	2.44%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first six months of 2019, no additional borrowings were entered into, and two long-term FHLB non-amortizing advances totaling $20.0 million were reclassified to short-term borrowings as the maturity became less than one year.
As of June 30, 2019, Peoples had one remaining FHLB putable option-based advance. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with maturities ranging from eight to thirteen years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Six months ending December 31, 2019	$2,568	1.48%
Year ending December 31, 2020	2,555	1.35%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.95%
Year ending December 31, 2023	1,157	1.06%
Thereafter	40,911	3.41%
Total long-term borrowings	$85,691	2.55%
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016, between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), with a revolving line of credit in the maximum aggregate principal amount of $15.0 million. As of the termination date, April 3, 2019, and December 31, 2018, there were no borrowings outstanding under the RJB Credit Agreement. Additional information regarding the RJB Credit Agreement can be found in "Note 9 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K.
Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2019:

	Common Stock	Treasury Stock
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Release of restricted common shares	—	17,481
Cancellation of restricted common shares	—	3,465
Grant of restricted common shares	—	(122,286)
Grant of common shares	—	(4,680)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	3,834
Disbursed out of treasury stock	—	(2,187)
Common shares issued under dividend reinvestment plan	12,400	—
Common shares issued under compensation plan for Boards of Directors	—	(3,490)
Common shares issued under employee stock purchase plan	—	(3,624)
Issuance of common shares related to the merger with First Prestonsburg Bancshares Inc.	1,005,478	—
Shares at June 30, 2019	21,142,256	489,802
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2019, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during 2019 and the comparable period of 2018:

	2019	2018
First quarter	$0.30	$0.26
Second quarter	0.34	0.28
Third quarter	0.34	0.28
Total dividends declared	$0.98	$0.82

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2019:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	21	—	—	21
Other comprehensive income (loss), net of reclassifications and tax	17,121	31	(3,924)	13,228
Balance, June 30, 2019	$7,060	$(3,680)	$(3,064)	$316
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
Peoples also provides post-retirement health and life insurance benefits to certain former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples only pays 100% of the cost for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of the health benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.

The following tables detail the components of the net periodic cost for the plans described above:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest cost	$110	$105	$219	$210
Expected return on plan assets	(196)	(146)	(391)	(293)
Amortization of net loss	20	27	39	55
Net periodic income	$(66)	$(14)	$(133)	$(28)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest cost	$1	$1	$2	$2
Amortization of prior service cost	(1)	—	(1)	—
Amortization of net loss	—	(1)	(2)	(3)
Net periodic income	$—	$—	$(1)	$(1)
There were no settlement charges recorded during any of the three and six months ended June 30, 2019 and June 30, 2018 under the noncontributory defined benefit pension plan.
Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2019	2018	2019	2018
Distributed earnings allocated to common shareholders	$6,935	$5,407	$12,711	$10,123
Undistributed earnings allocated to common shareholders	2,568	2,427	11,067	9,389
Net earnings allocated to common shareholders	$9,503	$7,834	$23,778	$19,512

Weighted-average common shares outstanding	20,277,028	19,160,728	19,824,035	18,646,266
Effect of potentially dilutive common shares	165,338	132,653	148,315	126,903
Total weighted-average diluted common shares outstanding	20,442,366	19,293,381	19,972,350	18,773,169

Earnings per common share:
Basic	$0.47	$0.41	$1.20	$1.05
Diluted	$0.46	$0.41	$1.19	$1.04
Anti-dilutive common shares excluded from calculation:
Restricted shares	87	—	46	32

Note 9 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2019, Peoples had entered into fifteen interest rate swap contracts with an aggregate notional value of $140.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered certificates of deposit, which will continue to be rolled through the life of the swaps. Amounts reported in accumulated other comprehensive income (loss) ("AOCI"), related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and six months ended June 30, 2019, Peoples had reclassifications of gains to interest expense of $70,000 and $153,000, respectively, and during the three and six months ended June 30, 2018, Peoples had reclassifications of gains to interest expense of $28,000 and $16,000, respectively.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of each derivative is reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered certificates of deposit used to fund the swaps are matched to the reset dates and payment dates on the receipt of the 3-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched. The amount of pre-tax AOCI for Peoples' cash flow hedges was $3.9 million at June 30, 2019.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Notional amount	$140,000	$110,000
Weighted average pay rates	2.27%	2.37%
Weighted average receive rates	1.80%	2.57%
Weighted average maturity	5.6 years	6.2 years
Unrealized gains	$3,879	$860

The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Income related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Amount of loss (gain) recognized in AOCI, pre-tax	$2,994	$(529)	$4,661	$(1,907)
Amount of (gain) loss recognized in earnings	$—	$—	$(19)	$30
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$35,000	$316	$60,000	$2,093
Total included in other assets	$35,000	$316	$60,000	$2,093

Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$105,000	$4,363	$50,000	$1,111
Total included in accrued expenses and other liabilities	$105,000	$4,363	$50,000	$1,111
At June 30, 2019, Peoples had $14.4 million and no amount of cash pledged at December 31, 2018, against interest rate swaps related to debt, however, the counterparties had pledged no amount of cash and $130,000, respectively.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a gross notional value of $492.0 million and fair value of $9.7 million of equally offsetting assets and liabilities at June 30, 2019, and a gross notional value of $453.4 million and fair value of $2.5 million of equally offsetting assets and liabilities at December 31, 2018. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$245,996	$9,656	$226,662	$2,451
Total included in other assets	$245,996	$9,656	$226,662	$2,451

Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$245,996	$9,656	$226,662	$2,451
Total included in accrued expenses and other liabilities	$245,996	$9,656	$226,662	$2,451
Peoples had no cash pledged against interest rate swaps related to commercial loans.

Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common stock awards, stock appreciation rights ("SARs"), performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2018 and 2019, the Board of Directors granted unrestricted common shares to non-employee directors and to all full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees typically expire after periods ranging from one to three years. In the first six months of 2019, Peoples granted an aggregate of 117,200 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first six months of 2019, Peoples granted, to certain key employees, an aggregate of 5,086 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2019:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	43,679	$29.64	175,772	$31.08
Awarded	5,086	32.05	117,200	32.20
Released	17,500	21.69	33,400	17.86
Forfeited	2,852	37.79	613	34.50
Outstanding at June 30	28,413	$34.16	258,959	$33.29

For the six months ended June 30, 2019, the total intrinsic value for restricted common shares released was $1.6 million compared to $3.2 million for the six months ended June 30, 2018.
Performance Unit Awards
Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to individuals who were then serving as officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. As of June 30, 2019, one of seven performance unit awards had been forfeited as one of the individuals granted a performance unit award left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted cover the performance period beginning January 1, 2018 and ending on December 31, 2019, and are subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related company-specific target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. If, for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units are deemed to have vested (which will be the last day of the performance period) and rounded down to the nearest whole common share.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Total stock-based compensation expense	$930	$424	$2,138	$1,510
Recognized tax benefit	(195)	(89)	(449)	(317)
Net expense recognized	$735	$335	$1,689	$1,193
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three and six months ended June 30, 2019 and 2018. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested awards was $3.6 million at June 30, 2019, which will be recognized over a weighted-average period of 2.1 years. On February 14, 2018, an aggregate of 11,112 unrestricted common shares were granted as a one-time special award to all full-time and part-time employees who did not already participate in the 2006 Equity Plan, with a related stock-based compensation expense of $388,000 being recognized. On June 3, 2019, an aggregate of 880 unrestricted common shares were granted as a one-time special award to all full-time and part-time First Prestonsburg employees, with a related stock-based compensation expense of $27,000 being recognized. For the three and six months ended June 30, 2019, Peoples recorded $11,000 and $50,000, respectively, of stock-based compensation associated with the performance unit awards and for the three and six months ended June 30, 2018 recorded $81,000 and $125,000, respectively. Additionally, Peoples recognized $16,000 and $32,000 of stock-based compensation associated with the employee stock purchase plan, based on purchases by employees thereunder, in the three and six months ended June 30, 2019, respectively, and $14,000 and $28,000 for the three and six months ended June 30, 2018, respectively.
Unrestricted common shares awarded to non-employee directors are included as a component of Peoples' other non-interest expense. On January 31, 2019, Peoples granted, to non-employee directors, an aggregate of 3,200 unrestricted common shares, which resulted in an additional $102,000 of stock-based compensation expense being recognized. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,600 unrestricted common shares, which resulted in an additional $128,000 of stock-based compensation expense being recognized.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,306	$3,193	$6,339	$6,382
Fees related to third-party administration services (a)	178	173	347	292
Performance-based commissions (b)	2	3	1,421	1,350
Trust and investment income (a)	3,401	3,232	6,513	6,300
Electronic banking income:
Interchange income (a)	2,747	2,520	5,190	4,784
Promotional and usage income (a)	520	265	1,064	786
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,012	646	1,764	1,321
Transactional-based fees (b)	1,965	1,742	3,554	3,187
Commercial loan swap fees (b)	516	146	662	262
Other non-interest income transactional-based fees (b)	253	262	424	543
Total	$13,900	$12,182	$27,278	$25,207

Timing of revenue recognition:
Services transferred over time	$11,164	$10,029	$21,217	$19,865
Services transferred at a point in time	2,736	2,153	6,061	5,342
Total	$13,900	$12,182	$27,278	$25,207
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
The following table details the change in Peoples' contract assets and contract liabilities for the period ended June 30, 2019:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2019	$207	$5,055
Additional income receivable	183	—
Additional deferred income	—	4,013
Receipt of income previously receivable	(11)	—
Recognition of income previously deferred	—	(3,521)
Balance, June 30, 2019	$379	$5,547

Note 12 Acquisitions

On April 12, 2019, Peoples completed the merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg"). First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates nine full-service branches located in eastern and central Kentucky, merged into Peoples Bank. Consideration of $32.4 million was paid by Peoples in the form of 12.512 common shares of Peoples stock to shareholders of First Prestonsburg for each share of First Prestonsburg common stock they owned, which resulted in the issuance of 1,005,478 common shares of Peoples stock. In addition, immediately prior to the closing of the merger, First Prestonsburg paid a special cash distribution of $140.30 per share (for an aggregate amount of $11.3 million) which was deemed part of the purchase price to its shareholders. As a result, First Prestonsburg shareholders received a total purchase price of $43.7 million.

The following table provides the preliminary purchase price calculation as of the date of acquisition for the First Prestonsburg acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)
Consideration
Common shares	80,362
Number of common shares of Peoples issued for each common share of acquired company	12.512
Price per Peoples common share, based on closing date	$32.26
Common share consideration	$32,437

Net Assets at Fair Value
Assets
Cash and due from banks	$4,998
Interest-bearing deposits in other banks	2,798
Total cash and cash equivalents	7,796
Available-for-sale investment securities	137,658
Other investment securities	3,068
Total investment securities	140,726
Total loans	130,407
Bank premises and equipment, net of accumulated depreciation	8,255
Other intangible assets	4,234
Other assets	2,677
Total assets	$294,095
Liabilities
Deposits:
Non-interest-bearing	$40,089
Interest-bearing	217,151
Total deposits	257,240
Short-term borrowings	14,400
Accrued expenses and other liabilities	2,065
Total liabilities	$273,705
Net assets	$20,390
Goodwill	$12,047
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

Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands)	First Prestonsburg
Non-impaired Loans
Contractual cash flows	$168,903
Nonaccretable difference	19,756
Expected cash flows	149,147
Accretable yield	27,789
Fair value	$121,358
Credit Impaired Loans
Contractual cash flows	$17,706
Nonaccretable difference	4,804
Expected cash flows	12,902
Accretable yield	3,853
Fair value	$9,049
Peoples recorded non-interest expense related to acquisitions of $6.8 million and $7.0 million for the three and six months ended June 30, 2019, respectively. Total non-interest income declined due to losses of $253,000 associated with the First Prestonsburg merger. For each of the three and six months ended June 30, 2019, salaries and employee benefit costs included $2.4 million, related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion. Professional fees related to the acquisition included $562,000 and $620,000 for the three and six months ended June 30, 2019, respectively, and other non-interest expenses included $3.7 million and $3.8 million (mainly contract termination fees) for the three and six months ended June 30, 2019, respectively.
Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to twenty years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At June 30, 2019, Peoples did not have any finance leases or any significant lessor agreements.
Peoples elected certain practical expedients, in accordance with Accounting Standards Codification ("ASC") 842. Peoples elected to recognize a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019 for the implementation of ASU 2016-02. Peoples also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Income:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease expense	$311	618
Short-term lease expense	32	62
Total lease expense	$343	$680

The following table details the right-of-use asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	June 30, 2019
Right-of-use asset:
Other assets	$6,661
Lease liability:
Accrued expenses and other liabilities	$6,839

Other information:
Weighted-average remaining lease term	13.1 years
Weighted-average discount rate	2.46%
The increased right-of-use asset and lease liability at June 30, 2019 were due to acquired leases associated with the First Prestonsburg merger.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Six months ending December 31, 2019	$10
Year ending December 31, 2020	112
Year ending December 31, 2021	148
Year ending December 31, 2022	700
Year ending December 31, 2023	63
Thereafter	5,806
Total lease liability	$6,839

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Data (a)
Total interest income	$43,621	$37,769	$84,197	$70,995
Total interest expense	7,572	4,961	14,234	8,828
Net interest income	36,049	32,808	69,963	62,167
Provision for loan losses	626	1,188	363	3,171
Net loss on investment securities	(57)	(147)	(27)	(146)
Net loss on asset disposals and other transactions	(293)	(405)	(475)	(331)
Total non-interest income excluding net gains and losses	15,639	13,807	31,220	28,701
Total non-interest expense	38,876	35,971	70,736	64,192
Net income	9,598	7,892	23,967	19,633
Balance Sheet Data (a)
Total investment securities	$997,711	$876,765	$997,711	$876,765
Loans, net of deferred fees and costs ("total loans")	2,833,533	2,686,491	2,833,533	2,686,491
Allowance for loan losses	21,357	19,266	21,357	19,266
Goodwill and other intangible assets	176,763	163,953	176,763	163,953
Total assets	4,276,376	3,972,091	4,276,376	3,972,091
Non-interest-bearing deposits	643,058	585,861	643,058	585,861
Other interest-bearing deposits	2,394,398	2,363,398	2,394,398	2,363,398
Brokered certificates of deposits	326,157	211,062	326,157	211,062
Short-term borrowings	186,457	360,727	186,457	360,727
Junior subordinated debentures held by subsidiary trust	7,367	7,195	7,367	7,195
Other long-term borrowings	85,691	113,085	85,691	113,085
Total stockholders' equity	579,022	499,339	579,022	499,339
Tangible assets (b)	4,099,613	3,808,138	4,099,613	3,808,138
Tangible equity (b)	402,259	335,386	402,259	335,386
Per Common Share Data (a)
Earnings per common share – basic	$0.47	$0.41	$1.20	$1.05
Earnings per common share – diluted	0.46	0.41	1.19	1.04
Cash dividends declared per common share	0.34	0.28	0.64	0.54
Book value per common share (c)	27.98	25.57	27.98	25.57
Tangible book value per common share (b)(c)	$19.44	$17.17	$19.44	$17.17
Weighted-average number of common shares outstanding – basic	20,277,028	19,160,728	19,824,035	18,646,266
Weighted-average number of common shares outstanding – diluted	20,442,366	19,283,381	19,972,350	18,773,169
Common shares outstanding at end of period	20,696,041	19,528,952	20,696,041	19,528,952
Closing stock price at end of period	$32.26	$37.78	$32.26	$37.78

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Significant Ratios (a)
Return on average stockholders' equity (d)	6.81%	6.46%	8.87%	8.39%
Return on average tangible equity (d)(e)	10.55%	10.47%	13.49%	13.21%
Return on average assets (d)	0.91%	0.81%	1.17%	1.06%
Return on average assets adjusted for non-core items (d)(f)	1.44%	1.35%	1.47%	1.34%
Average stockholders' equity to average assets	13.33%	12.57%	13.24%	12.60%
Average total loans to average deposits	86.37%	89.57%	87.81%	88.37%
Net interest margin (d)(g)	3.77%	3.74%	3.78%	3.70%
Efficiency ratio (h)	73.24%	74.96%	68.09%	68.53%
Efficiency ratio adjusted for non-core items (i)	60.21%	62.03%	61.19%	61.73%
Pre-provision net revenue to total average assets (j)	1.21%	1.10%	1.49%	1.44%
Dividend payout ratio	73.30%	69.27%	53.84%	52.15%
Total investment securities as percentage of total assets (c)	23.33%	22.07%	23.33%	22.07%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(k)	0.71%	0.67%	0.71%	0.67%
Nonperforming assets as a percent of total assets (c)(k)	0.47%	0.46%	0.47%	0.46%
Nonperforming assets as a percent of total loans and OREO (c)(k)	0.71%	0.67%	0.71%	0.67%
Criticized loans as a percent of total loans (c)(l)	3.42%	4.50%	3.42%	4.50%
Classified loans as a percent of total loans (c)(m)	2.23%	2.07%	2.23%	2.07%
Allowance for loan losses as a percent of total loans (c)	0.75%	0.72%	0.75%	0.72%
Allowance for loan losses as a percent of nonperforming loans (c)(k)	106.57%	106.77%	106.57%	106.77%
Provision for loan losses as a percent of average total loans	0.09%	0.18%	0.03%	0.26%
Net charge-offs (recoveries) as a percentage of average total loans	0.03%	0.11%	(0.06)%	0.22%
Capital Information (a)(c)
Common equity tier 1 capital ratio (n)	14.16%	13.03%	14.16%	13.03%
Tier 1 risk-based capital ratio	14.41%	13.29%	14.41%	13.29%
Total risk-based capital ratio (tier 1 and tier 2)	15.14%	13.99%	15.14%	13.99%
Leverage ratio	10.26%	9.73%	10.26%	9.73%
Common equity tier 1 capital	$410,979	$358,987	$410,979	$358,987
Tier 1 capital	418,347	366,182	418,347	366,182
Total capital (tier 1 and tier 2)	439,704	385,448	439,704	385,448
Total risk-weighted assets	$2,903,387	$2,755,112	$2,903,387	$2,755,112
Total stockholders' equity to total assets	13.54%	12.57%	13.54%	12.57%
Tangible equity to tangible assets (b)	9.81%	9.07%	9.81%	9.07%

(a)	Reflects the impact of the acquisition of First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019, and of ASB Financial Corp. ("ASB") beginning April 13, 2018.

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

(i)
The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, and acquisition-related expenses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio.”

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

(k)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(l)	Includes loans categorized as special mention, substandard and doubtful.

(m)	Includes loans categorized as substandard and doubtful.

(n)	Peoples' capital conservation buffer was 7.14% at June 30, 2019 and 5.99% at June 30, 2018, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
Forward-Looking Statements
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by the fact they are not historical facts and include words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "will likely," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," and similar expressions.
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

(1)
the success, impact, and timing of the implementation of Peoples' business strategies, including the successful integration of the business of First Prestonsburg, and the expansion of consumer lending activity;

(2)	risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;

(3)	Peoples' ability to integrate future acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(4)
competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;

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

(9)	the existence or exacerbation of general geopolitical instability and uncertainty;

(10)	changes in policy and other regulatory and legal developments, and uncertainty or speculation pending the enactment of such changes;

(11)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

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

(14)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(15)	Peoples may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral;

(16)
changes in accounting standards, policies, estimates or procedures, including the new current expected credit loss rule issued by the Financial Accounting Standards Board in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, which may adversely affect Peoples' reported financial condition or results of operations;

(17)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(18)	the discontinuation of the London Inter-Bank Offered Rate and other reference rates may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;

(19)
adverse changes in the conditions and trends in the financial markets, including political developments, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;

(20)	the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

(21)	Peoples' ability to receive dividends from its subsidiaries;

(22)	Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;

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

(28)
changes in consumer spending, borrowing and saving habits, whether due to tax reform legislation, changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;

(29)
the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cyber security, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;

(30)	the impact on Peoples' businesses, personnel, facilities, or systems, related to fraud, theft, or violence;

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
Peoples offers diversified financial products and services through 89 locations, including 79 full-service bank branches, and 86 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and central and eastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is also subject to regulations of the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2019, which were unchanged from the policies disclosed in Peoples’ 2018 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
On April 12, 2019, Peoples completed the previously-announced merger with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. Total purchase price of $43.7 million was paid in the merger, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to shareholders of First Prestonsburg prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares by Peoples. The merger added $130.4 million of total loans and $257.2 million of total deposits at the acquisition date, after preliminary fair value adjustments. Peoples also recorded $4.2 million of other intangible assets and $12.0 million of goodwill. These amounts reflect information available through the date of the filing of this Quarterly Report on Form 10-Q. Refer to "Note 12 Acquisitions" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

◦
At the close of business on April 13, 2018, Peoples completed the merger with ASB. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total consideration of $41.5 million. The merger added $239.2 million of total loans and loans held for sale in the aggregate, and $198.6 million of total deposits at the acquisition date, after acquisition accounting adjustments. Peoples also recorded $2.6 million of other intangible assets and $18.1 million of goodwill.

◦
During the second quarter of 2019, Peoples incurred $7.0 million of acquisition-related costs, compared to $253,000 in the first quarter of 2019, and $6.3 million in the second quarter of 2018. During the first six months of 2019, Peoples incurred $7.3 million of acquisition-related costs, compared to $6.4 million during the first six months of 2018. The acquisition costs in 2019 and 2018 were primarily related to the First Prestonsburg and ASB mergers, respectively, and were primarily related to fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired.

◦
During the second quarter of 2019, Peoples entered into $30.0 million of interest rate swaps, with a notional value in aggregate of $30.0 million, which became effective immediately and will mature between 2023 and 2026, with interest rates ranging from 1.89% to 1.91%. For additional information regarding Peoples' interest rate swaps, refer to "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

◦	During the first quarter of 2019, Peoples recognized a $1.8 million recovery on a previously charged-off commercial loan.

◦
During the second quarter of 2019, Peoples closed one full-service bank branch located in West Virginia when the lease expired in June 2019. During the first quarter of 2019, Peoples closed one insurance office located in Ohio when the lease for the location expired at the end of January 2019 and one full-service bank branch located in West Virginia when the lease for the location expired in March 2019. Employees at the closed locations were relocated to other branches or offices.

◦
On April 22, 2019, Peoples Bank signed an agreement to open a Federal Funds liquidity facility with Canadian Imperial Bank of Commerce, which either party may cancel at any time. The $20.0 million line increases Peoples Bank's contingent liquidity and will serve to help manage Peoples Bank's daily liquidity needs. As of June 30, 2019, Peoples Bank had not borrowed under the agreement.

◦
On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.

◦
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016 between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), with a revolving line of credit in the maximum aggregate principal amount of $15.0 million.

◦
During the first quarter of 2019, Peoples sold its restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock, resulting in a gain of $787,000 recorded in other non-interest income.

◦
Multiple items impacted Peoples' income tax expense during 2018, primarily as a result of the Tax Cuts and Jobs Act, which lowered the statutory federal corporate income tax rate to 21% as of January 1, 2018, from a previous rate of 35%. There were no similar items in 2019.

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

◦
During the fourth quarter of 2018, Peoples incurred $91,000 in pension settlement costs due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such costs during the first or second quarters of 2019 or the first or second quarters of 2018.

◦
On July 31, 2018, Peoples entered into $50.0 million of interest rate swaps, which became effective immediately and will mature between 2021 and 2028, with interest rates ranging from 2.92% to 3.00%. Additionally, the three interest rate swaps acquired with the ASB acquisition matured in July of 2018. These swaps locked in funding rates for $40.0 million, in notional value, in FHLB advances that matured in 2018, which had interest rates ranging from 3.57% to 3.92%. For additional information regarding Peoples' interest rate swaps, refer to "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

◦
On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $7.8 million of equity investment securities from available-for-sale investment securities to other investment securities and the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.

◦
The Federal Reserve Board began tightening monetary policy in December 2015 by raising the benchmark Federal Funds Target Rate. Since then, the rate has increased several times from a range of 0.25% to 0.50% to its current range of 2.25% to 2.50%. Market participants are now expecting two eases this year and potentially one early next year. While recent economic numbers have been fairly strong, the Federal Reserve Board is contemplating lowering rates in order to prevent the economy from slipping into what many investors believe is a long-overdue recession. The Federal Reserve Board has also indicated it would pause reducing its balance sheet beginning in September 2019 as planned. As a result, interest rates will likely remain rather low throughout the rest of 2019. Peoples is closely monitoring interest rates, both foreign and domestic; and potential impacts of changes in interest rates to Peoples' operations.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

EXECUTIVE SUMMARY
Peoples recorded net income of $9.6 million for the second quarter of 2019, representing earnings per diluted common share of $0.46, compared to $14.4 million, or $0.73 per diluted common share, for the first quarter of 2019, and $7.9 million, or $0.41 per diluted share, for the second quarter of 2018. During the second quarter of 2019, earnings per diluted common share were negatively impacted by $0.28 per share for acquisition-related costs. During the first quarter of 2019, earnings per diluted common share were positively impacted by $0.07 per share for the recovery on a previously charged-off commercial loan and by $0.03 per share for income related to the sale of restricted Class B Visa stock, partially offset by the negative impact of $0.01 per share for acquisition-related costs. During the second quarter of 2018, earnings per diluted common share were negatively impacted by $0.25 per share in acquisition-related costs, and were positively impacted by $0.04 per share due to the release of a tax valuation allowance.
During the first six months of 2019, net income was $24.0 million, or $1.19 per diluted share, compared to $19.6 million, or $1.04 per diluted common share, for the same period in 2018. The increased earnings were primarily due to increases in net interest income, deposit account service charges, and electronic banking income, which were partially offset by increased salaries and employee benefit costs, and other non-interest expenses, which were impacted by the First Prestonsburg and ASB mergers, in 2019 compared to 2018. Acquisition-related costs negatively impacted earnings per diluted common share by $0.29 and $0.27 during the first six months of 2019 and 2018, respectively.
Net interest income increased to $36.0 million for the second quarter of 2019, up 6% compared to $33.9 million for the first quarter of 2019, and increased by 10% compared to $32.8 million for the second quarter of 2018. Net interest margin was 3.77% for the second quarter of 2019, compared to 3.80% for the first quarter of 2019, and 3.74% for the second quarter of 2018. The slight decline in net interest margin during the quarter was driven by higher costs for time deposits and governmental deposits, which more than offset increased loan yields, driven by the First Prestonsburg merger. Compared to the first quarter of 2019, net interest income was positively impacted by the merger of First Prestonsburg. The increase in net interest income compared to the second quarter of 2018 was driven by higher yields on loans combined with the impact of First Prestonsburg earning assets. These were partially offset by higher deposit costs due to increased competition for deposits, combined with additional interest expense related to the acquired First Prestonsburg deposits.
For the second quarter of 2019, accretion income from acquisitions, net of amortization expense, was $1.2 million, compared to $722,000 for the first quarter of 2019 and $523,000 for the second quarter of 2018, which added 13 basis points, 8 basis points, and 6 basis points, respectively, to net interest margin. The growth in net accretion income compared to the first quarter of 2019 and the second quarter of 2018 was due to the First Prestonsburg merger, specifically the loan discount that was accreted during the quarter.
For the first six months of 2019, net interest income was $70.0 million, and net interest margin was 3.78%, compared to $62.2 million and 3.70%, respectively, during the same period in 2018. The increases were driven by higher interest income on loans due to a combination of loan growth, which was primarily the result of the First Prestonsburg and ASB acquisitions, and higher yields from interest rate increases. The interest income from higher average loan balances outpaced interest expense from deposits, which increased due to the recent acquisitions and increased competition for deposits. The first six months of 2018 benefited from proceeds of $589,000 received on investment securities that had been previously written down due to other-than-temporary impairment ("OTTI"), which added 3 basis points to net interest margin.
Accretion income, net of amortization expense, from acquisitions was $1.9 million for the first six months of 2019 and $1.1 million for the first six months of 2018, which added 10 basis points and 6 basis points, respectively, to net interest margin. The growth in net accretion income compared to the first six months of 2018 was largely due to the First Prestonsburg acquisition.
During the first quarter of 2019, Peoples recorded a provision for loan losses of $626,000, compared to a recovery of loan losses of $263,000 for the first quarter of 2019 and a provision for loan losses of $1.2 million for the second quarter of 2018. Net charge-offs for the second quarter of 2019 were $208,000, or 0.03% of average total loans, compared to net recoveries of $1.0 million, or 0.15% of average total loans, for the linked quarter and net charge-offs of $720,000, or 0.11% of average total loans, for the second quarter of 2018. Net recoveries during the first quarter of 2019 were driven by a $1.8 million recovery recorded on a previously charged-off commercial loan. Given the low net charge-offs in the current quarter, combined with originated loan balances remaining stable during the second quarter of 2019, the provision for loan losses during each of the current and linked quarter was lower than historical trends. Provision for loan losses during the first six months of 2019 was $363,000, compared to $3.2 million for the first six months of 2018. Net recoveries for the first six months of 2019 were $799,000, compared to net charge-offs of $2.7 million for the first six months of 2018. The first six months of 2019 included the $1.8 million recovery recorded on a previously charged-off commercial loan. The first six months of 2018 included a charge-off of $827,000 on an acquired commercial loan relationship.

For the second quarter of 2019, total non-interest income declined $140,000, or 1%, compared to the first quarter of 2019 and was up $2.0 million, or 15%, from the second quarter of 2018. The first quarter of 2019 included $1.4 million of annual performance-based insurance commissions, which are primarily received in the first quarter each year. Additionally, other non-interest income in the first quarter of 2019 included $787,000 of income related to the sale of restricted Class B Visa stock. During the second quarter of 2019, these two items were largely offset by increases in a number of categories, including income from deposit account service charges, commercial loan swap fee income, trust and investment income, electronic banking income, and mortgage banking income. The increase in total non-interest income from the second quarter of 2018 was driven by increases in all non-interest income categories, with the exception of bank owned life insurance, which had a slight decrease. For the first six months of 2019, total non-interest income grew 9%, as most categories of non-interest income increased, including income from deposit account service charges, electronic banking income, mortgage banking income, and commercial loan swap fee income.
Total non-interest expense increased $7.0 million, or 22%, in the second quarter of 2019 compared to the first quarter of 2019 and grew $2.9 million, or 8%, compared to the second quarter of 2018. The increase compared to the linked quarter was primarily due to acquisition-related expenses of First Prestonsburg, coupled with the ongoing cost of running the First Prestonsburg operations. The growth in total non-interest expense compared to the second quarter of 2018 was led by higher salaries and employee benefit costs, partially offset by a decline in professional fees. Base salaries, stock-based compensation, and medical insurance were the main contributors to the increase in salaries and employee benefit costs, which were impacted by employees that have been added in the last twelve months from acquisitions and for future growth, as well as higher medical claims. Base salaries were also impacted by annual merit increases, which included the implementation of a $15 per hour minimum wage throughout the company, which began being phased in during 2018 and will be largely implemented by January 1, 2020. Professional fees declined 22% compared to the second quarter of 2018, primarily due to consulting work performed during the second quarter of 2018 which was not repeated in 2019.
During the first six months of 2019, total non-interest expense increased 10% compared to 2018. This increase was led by higher salaries and employee benefit costs, partially offset by a decline in professional fees. Salaries and employee benefit costs were up primarily due to higher base salaries, medical insurance and stock-based compensation. Base salaries were impacted by the First Prestonsburg and ASB acquisitions, annual merit increases, which included the implementation of a $15 per hour minimum wage throughout the company, and employees that have been added in the last twelve months for future growth. The increase in medical insurance was driven by higher medical claims. Stock-based compensation increased as a result of the employees that have been added in the last twelve months from recent acquisitions and for future growth. Professional fees declined 24% compared to the first six months of 2018, mostly due to consulting work performed during the first six months of 2018 which was not repeated in 2019.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the second quarter of 2019 was 73.2%, compared to 62.7% for the first quarter of 2019 and 75.0% for the second quarter of 2018. The efficiency ratio increased compared to the linked quarter, driven by higher acquisition-related expenses. The efficiency ratio, when adjusted for non-core items, was 60.2% for the second quarter of 2019, compared to 62.2% for the first quarter of 2019 and 62.0% for the second quarter of 2018. During the first six months of 2019, the efficiency ratio was 68.1%, compared to 68.5% for the same period in 2018. The efficiency ratio, when adjusted for non-core items, during the first six months of 2019 was 61.2% and was 61.7% for the first six months of 2018.
Income tax expense was $2.2 million for the second quarter of 2019, compared to $3.4 million for the linked quarter and $1.0 million for the second quarter of 2018. The decline in income tax expense compared to the linked quarter was due to lower pre-tax income. The current quarter included a tax benefit of $59,000 recorded for the vesting of restricted stock during the current quarter, compared to a tax benefit of $133,000 in the linked quarter. The vesting of a majority of stock awards granted by Peoples occurs annually in the first quarter. The increase in income tax expense compared to the second quarter of 2018 was primarily due to higher pre-tax income. For the first six months of 2019, Peoples recorded income tax expense of $5.6 million, compared to $3.4 million for the same period in the prior year. The year-over-year increase in income tax expense was primarily due to higher pre-tax income. The first six months of 2019 included a tax benefit of $192,000 recorded for the vesting of restricted stock during the period. The first six months of 2018 also included an $805,000 valuation allowance release, as well as a tax benefit of $296,000 recorded for the vesting of restricted stock during the period.
At June 30, 2019, total assets were $4.28 billion, compared to $3.99 billion at December 31, 2018. The 7% increase compared to December 31, 2018 was primarily due to the First Prestonsburg merger, which added $294.1 million of assets, including $130.4 million in total loans, after preliminary fair value adjustments.

Total liabilities were $3.70 billion at June 30, 2019, up $226.0 million since December 31, 2018. The increase in liabilities during the first six months of 2019 was primarily due to an increase in deposits of $408.1 million, partially offset by a decline in borrowings of $193.7 million. The growth in deposits compared to December 31, 2018, was mostly due to acquired First Prestonsburg deposit balances, which totaled $232.2 million at June 30, 2019. Retail certificates of deposit ("CDs") grew $102.9 million, of which $65.3 million was from First Prestonsburg. Governmental deposit and brokered CDs were up $64.4 million and $62.3 million, respectively, compared to December 31, 2018.
At June 30, 2019, total stockholders' equity was $579.0 million, an increase of $58.9 million, compared to December 31, 2018. The increase in total stockholders' equity was mostly due to the $32.4 million of common shares issued in connection with the First Prestonsburg merger, net income of $9.6 million and other comprehensive income of $7.8 million, partially offset by dividends paid of $7.0 million.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Net interest income	$36,049	33,914	$32,808	$69,963	$62,167
Taxable equivalent adjustments	267	200	223	467	450
Fully tax-equivalent net interest income	$36,316	$34,114	$33,033	$70,430	$62,617

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$27,979	$263	3.77%	$16,247	$176	4.39%	$10,815	$56	2.00%
Investment securities (a)(b):
Taxable (c)	874,427	6,006	2.75%	780,721	5,847	3.00%	793,497	5,868	2.96%
Nontaxable	118,241	923	3.12%	83,319	680	3.26%	96,991	804	3.32%
Total investment securities	992,668	6,929	2.79%	864,040	6,527	3.03%	890,488	6,672	3.00%
Loans (b)(d):
Commercial real estate, construction	124,334	1,655	5.27%	131,683	1,732	5.26%	118,206	1,438	4.81%
Commercial real estate, other	833,991	11,322	5.37%	806,181	10,596	5.26%	840,677	10,434	4.91%
Commercial and industrial	599,432	8,081	5.33%	578,954	7,681	5.31%	503,364	6,216	4.89%
Residential real estate (e)	646,978	7,918	4.90%	603,253	6,927	4.59%	600,799	6,749	4.49%
Home equity lines of credit	132,395	2,006	6.08%	131,089	1,860	5.75%	131,970	1,701	5.17%
Consumer, indirect	412,986	4,255	4.13%	409,975	4,088	4.04%	359,941	3,498	3.90%
Consumer, direct	80,442	1,459	7.27%	73,457	1,189	6.56%	72,820	1,230	6.77%
Total loans	2,830,558	36,696	5.20%	2,734,592	34,073	5.00%	2,627,777	31,266	4.73%
Allowance for loan losses	(21,311)			(20,406)			(19,071)
Net loans	2,809,247	36,696	5.20%	2,714,186	34,073	5.04%	2,608,706	31,266	4.77%
Total earning assets	3,829,894	43,888	4.56%	3,594,473	40,776	4.55%	3,510,009	37,994	4.31%
Goodwill and other intangible assets	175,169			161,673			161,600
Other assets	234,716			229,475			226,348
Total assets	$4,239,779			$3,985,621			$3,897,957
Deposits:
Savings accounts	$523,295	$110	0.08%	$472,656	$91	0.08%	$477,167	$69	0.06%
Governmental deposit accounts	331,607	848	1.03%	297,537	557	0.76%	312,999	273	0.35%
Interest-bearing demand accounts	603,494	231	0.15%	569,472	247	0.18%	581,600	202	0.14%
Money market accounts	414,307	654	0.63%	395,324	531	0.54%	393,580	323	0.33%
Retail certificates of deposit	477,530	2,079	1.75%	396,977	1,417	1.45%	395,304	1,242	1.26%
Brokered certificates of deposit	272,693	1,797	2.64%	314,163	2,001	2.58%	187,387	992	2.13%
Total interest-bearing deposits	2,622,926	5,719	0.87%	2,446,129	4,844	0.80%	2,348,037	3,101	0.53%
Borrowed funds:
Short-term FHLB advances	193,963	1,140	2.36%	198,643	1,115	2.28%	225,635	966	1.72%
Repurchase agreements and other	46,631	93	0.80%	46,111	58	0.50%	85,188	209	0.98%
Total short-term borrowings	240,594	1,233	2.06%	244,754	1,173	1.94%	310,823	1,175	1.52%
Long-term FHLB advances	96,519	491	2.04%	100,930	508	2.04%	114,287	559	1.96%
Other borrowings	7,346	129	7.02%	7,304	137	7.50%	7,766	126	6.49%
Total long-term borrowings	103,865	620	2.39%	108,234	645	2.41%	122,053	685	2.25%
Total borrowed funds	344,459	1,853	2.16%	352,988	1,818	2.09%	432,876	1,860	1.72%
Total interest-bearing liabilities	2,967,385	7,572	1.02%	2,799,117	6,662	0.96%	2,780,913	4,961	0.71%
Non-interest-bearing deposits	654,468			613,924			585,800
Other liabilities	52,934			48,384			41,368
Total liabilities	3,674,787			3,461,425			3,408,081
Total stockholders’ equity	564,992			524,196			489,876
Total liabilities and stockholders’ equity	$4,239,779			$3,985,621			$3,897,957
Interest rate spread (b)		$36,316	3.54%		$34,114	3.59%		$33,033	3.60%
Net interest margin (b)			3.77%			3.80%			3.74%

	For the Six Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$22,145	$439	4.00%	$11,052	$106	1.93%
Investment securities (a)(b):
Taxable	827,831	11,853	2.86%	784,628	11,555	2.95%
Nontaxable	100,876	1,603	3.18%	97,062	1,618	3.33%
Total investment securities	928,707	13,456	2.90%	881,690	13,173	2.99%
Loans (b)(c):
Commercial real estate, construction	127,988	3,387	5.26%	118,396	2,771	4.66%
Commercial real estate, other	820,163	21,918	5.32%	803,085	19,558	4.84%
Commercial and industrial	589,249	15,762	5.32%	491,643	11,787	4.77%
Residential real estate (d)	625,236	14,845	4.75%	546,558	12,058	4.41%
Home equity lines of credit	131,746	3,866	5.92%	120,360	2,972	4.98%
Consumer, indirect	411,489	8,343	4.09%	351,581	6,628	3.80%
Consumer, other	76,969	2,648	6.94%	70,633	2,392	6.83%
Total loans	2,782,840	70,769	5.07%	2,502,256	58,166	4.64%
Less: Allowance for loan losses	(20,861)			(18,878)
Net loans	2,761,979	70,769	5.12%	2,483,378	58,166	4.68%
Total earning assets	3,712,831	84,664	4.55%	3,376,120	71,445	4.23%
Intangible assets	168,458			152,943
Other assets	232,114			219,268
Total assets	$4,113,403			$3,748,331
Deposits:
Savings accounts	$498,115	$201	0.08%	$465,091	$133	0.06%
Governmental deposit accounts	314,666	1,405	0.90%	302,286	490	0.33%
Interest-bearing demand accounts	586,577	478	0.16%	574,465	423	0.15%
Money market accounts	404,868	1,185	0.59%	380,834	549	0.29%
Retail certificates of deposit	437,476	3,496	1.61%	366,923	2,007	1.10%
Brokered certificates of deposit	293,313	3,798	2.61%	172,101	1,712	2.01%
Total interest-bearing deposits	2,535,015	10,563	0.84%	2,261,700	5,314	0.47%
Borrowed funds:
Short-term FHLB advances	196,290	2,255	2.32%	185,195	1,629	1.77%
Repurchase agreements and other	46,373	151	0.65%	93,634	514	1.10%
Total short-term borrowings	242,663	2,406	2.00%	278,829	2,143	1.55%
Long-term FHLB advances	98,712	999	2.04%	116,628	1,123	1.94%
Other borrowings	7,325	266	7.26%	7,439	248	6.67%
Total long-term borrowings	106,037	1,265	2.40%	124,067	1,371	2.22%
Total borrowed funds	348,700	3,671	2.12%	402,896	3,514	1.75%
Total interest-bearing liabilities	2,883,715	14,234	0.99%	2,664,596	8,828	0.67%
Non-interest-bearing deposits	634,308			569,711
Other liabilities	50,674			41,872
Total liabilities	3,568,697			3,276,179
Total stockholders’ equity	544,706			472,152
Total liabilities and stockholders’ equity	$4,113,403			$3,748,331
Interest rate spread (b)		$70,430	3.56%		$62,617	3.56%
Net interest margin (b)			3.78%			3.70%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

(c)
Interest income and yield presented for the second quarter of 2018 include $248,000 of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years. Interest income and yield presented for the first six months of 2018 include $589,000 of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years.

(d)
Average balances include nonaccrual, impaired loans and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(e)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2019 Compared to						Compared to
(Dollars in thousands)	March 31, 2019			June 30, 2018			June 30, 2018
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(155)	$242	$87	$74	$133	$207	$169	$164	$333
Investment Securities (b):
Taxable	(2,234)	2,393	159	(1,908)	2,046	138	282	16	298
Nontaxable	(191)	434	243	(271)	390	119	(14)	(1)	(15)
Total investment income	(2,425)	2,827	402	(2,179)	2,436	257	268	15	283
Loans (b):
Commercial real estate, construction	11	(88)	(77)	140	77	217	380	236	616
Commercial real estate, other	280	446	726	1,424	(536)	888	1,937	423	2,360
Commercial and industrial	50	350	400	604	1,261	1,865	1,464	2,511	3,975
Residential real estate	471	520	991	629	540	1,169	965	1,822	2,787
Home equity lines of credit	124	22	146	299	6	305	595	299	894
Consumer, indirect	125	42	167	219	538	757	527	1,188	1,715
Consumer, direct	145	125	270	85	144	229	236	20	256
Total loan income	1,206	1,417	2,623	3,400	2,030	5,430	6,104	6,499	12,603
Total interest income	$(1,374)	$4,486	$3,112	$1,295	$4,599	$5,894	$6,541	$6,678	$13,219
INTEREST EXPENSE:
Deposits:
Savings accounts	$8	$11	$19	$34	$7	$41	$58	$10	$68
Governmental deposit accounts	220	71	291	558	17	575	894	21	915
Interest-bearing demand accounts	(92)	76	(16)	21	8	29	46	9	55
Money market accounts	94	29	123	313	18	331	599	37	636
Retail certificates of deposit	334	328	662	544	293	837	1,051	438	1,489
Brokered certificates of deposit	291	(495)	(204)	281	524	805	626	1,460	2,086
Total deposit cost	855	20	875	1,751	867	2,618	3,274	1,975	5,249
Borrowed funds:
Short-term borrowings	180	(120)	60	886	(828)	58	679	(416)	263
Long-term borrowings	(13)	(12)	(25)	136	(201)	(65)	171	(277)	(106)
Total borrowed funds cost	167	(132)	35	1,022	(1,029)	(7)	850	(693)	157
Total interest expense	1,022	(112)	910	2,773	(162)	2,611	4,124	1,282	5,406
Net interest income	$(2,396)	$4,598	$2,202	$(1,478)	$4,761	$3,283	$2,417	$5,396	$7,813

(a)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.
Net interest income was $36.0 million for the second quarter of 2019, an increase of 6% compared to the linked quarter. Net interest margin was 3.77% for the second quarter of 2019, compared to 3.80% for the linked quarter. The slight decline in net interest margin during the quarter was driven by higher costs for time deposits and governmental deposits, which more than offset increased loan yields, driven by the acquisition of First Prestonsburg. Compared to the first quarter of 2019, net interest income was positively impacted by the acquisition of First Prestonsburg.
Accretion income, net of amortization expense, from acquisitions was $1.2 million for the second quarter of 2019 and $722,000 for the first quarter of 2019, which added 13 basis points and 8 basis points, respectively, to net interest margin.

The growth in accretion income compared to the first quarter of 2019 was due to the First Prestonsburg acquisition, specifically the loan discount that was accreted during the quarter.
Net interest income for the current quarter increased $3.2 million, or 10%, over the second quarter of 2018. Net interest margin increased 3 basis points compared to 3.74% for the second quarter of 2018. The increase in net interest income compared to the second quarter of 2018 was driven by higher yields on loans combined with the impact of acquired First Prestonsburg loans. These were partially offset by higher deposit costs due to increased competition for deposits, combined with additional interest expense related to the acquired First Prestonsburg deposits. The second quarter of 2018 also benefited from proceeds of $248,000 received on an investment security that had been previously written down due to an OTTI, which added 3 basis points to the net interest margin. Peoples recorded no similar proceeds during the current quarter.
Accretion income, net of amortization expense, from acquisitions was $1.2 million for the second quarter of 2019 and $523,000 for the second quarter of 2018, which added 13 basis points and 6 basis points, respectively, to net interest margin. The increase in accretion income compared to the second quarter of 2018 was due to the First Prestonsburg acquisition.
For the first six months of 2019, net interest income grew 13% compared to 2018, and net interest margin grew 8 basis points to 3.78%. The increases were driven by higher interest income on loans due to a combination of loan growth, which was primarily the result of the First Prestonsburg and ASB acquisitions, and higher yields from interest rate increases. The increase in interest income due to loan growth outpaced higher deposit costs, which were due to the recent acquisitions and increased competition for deposits. The first six months of 2018 benefited from proceeds of $589,000 received on investment securities that had been previously written down due to OTTI, which added 3 basis points to net interest margin. Peoples recorded no similar proceeds during the first six months of 2019.
Accretion income, net of amortization expense, from acquisitions was $1.9 million for the first six months of 2019 and $1.1 million for the first six months of 2018, which added 10 basis points and 6 basis points, respectively, to net interest margin. The growth in accretion income compared to the first six months of 2018 was largely due to the First Prestonsburg acquisition.
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
Provision for (Recovery of) Loan Losses
The following table details Peoples’ provision for (recovery of) loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Provision for (recovery of) other loan losses	$475	$(360)	$1,000	$115	$2,842
Provision for checking account overdrafts	151	97	188	248	329
Provision for (recovery of) loan losses	$626	$(263)	$1,188	$363	$3,171
As a percentage of average total loans (a)	0.09%	(0.04)%	0.18%	0.03%	0.26%
(a) Presented on an annualized basis.
The provision for, or recovery of, loan losses recorded represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses. This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience, current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs.
The provision for loan losses during the second quarter and the first six months of 2019 was lower than historical trends, given low gross charge-offs and high recoveries combined with originated loan balances remaining stable during the first six months of 2019. Net charge-offs for the second quarter of 2019 were $208,000, or 0.03% of average total loans, compared to net recoveries of $1.0 million, or 0.15% of average total loans, for the linked quarter and $720,000, or 0.11% of average total loans, for the second quarter of 2018. Net recoveries during the first quarter of 2019 were driven by a $1.8 million recovery recorded on a previously charged-off commercial loan. Gross charge-offs were $665,000, or 0.09% of average total loans, for the second quarter of 2019, compared to $1.0 million, or 0.15% of average total loans, for the first quarter of 2019, and

$1.0 million, or 0.15% of average total loans, for the second quarter of 2018. Net recoveries for the first six months of 2019 were $799,000, compared to net charge-offs of $2.7 million for the first six months of 2018. The first six months of 2018 included a charge-off of $827,000 on an acquired commercial loan relationship. Gross charge-offs were $1.7 million, or 0.12% of average total loans, for the first six months of 2019, compared to $3.3 million, or 0.26% of average total loans, for the first six months of 2018.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net (Losses) Gains Included in Total Non-Interest Income
Net gains and net losses include gains and losses on investment securities, and on asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net gains and net losses:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Net (loss) gain on investment securities	$(57)	$30	$(147)	$(27)	$(146)

Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(274)	$(157)	$(330)	$(431)	$(251)
Net (loss) gain on OREO	(24)	(25)	14	(49)	9
Net loss on debt extinguishment	—	—	(13)	—	(13)
Net gain (loss) on other transactions	5	—	(76)	5	(76)
Net loss on asset disposals and other transactions	$(293)	$(182)	$(405)	$(475)	$(331)
During the second quarter of 2019, losses included $253,000 of write-offs of fixed assets acquired from First Prestonsburg. During the first quarter of 2019, net loss on other assets was primarily due to $118,000 of market value write-downs related to closed offices that were held for sale. During the second quarter of 2018, net loss on other assets included losses of $192,000 related to fixed assets acquired from ASB and $147,000 of market value write-downs related to closed offices that were held for sale.
Net losses during the year-to-date period through June 30, 2019 were driven by the write-offs of fixed assets acquired from First Prestonsburg, combined with market value write-downs related to closed offices that were held for sale. For the year-to-date period in 2018, the second quarter losses on fixed asset disposals, loss on investment securities, and market value write-downs on properties held for sale were partially offset by net gains related to repossessed assets recorded in the first quarter of 2018.
Total Non-Interest Income, Excluding Net Gains and Losses
Insurance income comprised the largest portion of the second quarter 2019 total non-interest income.  The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Property and casualty insurance commissions	$2,680	$2,674	$2,597	$5,354	$5,242
Performance-based commissions	2	1,419	3	1,421	1,350
Life and health insurance commissions	626	359	596	985	1,140
Other fees and charges	178	169	173	347	292
Insurance income	$3,486	$4,621	$3,369	$8,107	$8,024
The decline in revenue related to performance-based commissions is due to annual performance-based insurance commissions, which are primarily recognized in the first quarter of each year and are a core component of insurance income.

Life and health insurance commissions were low in the first six months of 2019 primarily due to an increase in deferred revenue.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. Fiduciary and brokerage income for the second quarter of 2019 increased compared to the first quarter of 2019 and the second quarter of 2018 primarily due to higher market values of accounts. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Fiduciary	$1,837	$1,636	$1,767	$3,473	$3,374
Brokerage	1,038	965	989	2,003	1,952
Employee benefits	526	511	476	1,037	974
Trust and investment income	$3,401	$3,112	$3,232	$6,513	$6,300

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
(Dollars in thousands)
Trust assets under administration and management	$1,501,110	$1,471,422	$1,384,113	$1,489,810	$1,454,009
Brokerage assets under administration and management	887,745	863,286	849,188	914,172	881,839
Total assets under administration and management	$2,388,855	$2,334,708	$2,233,301	$2,403,982	$2,335,848
Quarterly average	$2,356,121	$2,312,098	$2,316,201	$2,378,676	$2,331,529
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Interchange fees	$2,747	$2,443	$2,520	$5,190	$4,784
Promotional and usage income	520	544	265	1,064	786
E-banking income	$3,267	$2,987	$2,785	$6,254	$5,570
Peoples' e-banking revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increases in e-banking income in all comparisons were the result of the increased usage of debit cards by more customers, which includes the impact of additional cardholders obtained in the merger with First Prestonsburg.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Overdraft and non-sufficient funds fees	$1,746	$1,433	$1,584	$3,179	$3,023
Account maintenance fees	1,012	752	646	1,764	1,321
Other fees and charges	219	156	158	375	164
Deposit account service charges	$2,977	$2,341	$2,388	$5,318	$4,508

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Income from deposit account service charges were up compared to the linked quarter, due to a combination of the additional accounts acquired from First Prestonsburg and a new deposit account fee schedule that was implemented in March 2019. Income from deposit account service charges for the first six months of 2019 were up compared to a year ago primarily due to the ASB and First Prestonsburg acquisitions, coupled with changes in fee schedules.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Mortgage banking income	$1,000	$788	$969	$1,788	$1,320
Bank owned life insurance income	490	485	497	975	965
Commercial loan swap fees	516	146	146	662	262
Other non-interest income	502	1,101	421	1,603	1,752
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The increase in mortgage banking income from the first quarter of 2019 was mainly due to customer demand which is typically seasonally low in the first quarter of each year. For the first six months of 2019, compared to the same period in 2018, the increase in mortgage banking income was largely attributable to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
In the second quarter of 2019, Peoples sold approximately $24.9 million in loans to the secondary market with servicing retained and sold approximately $11.4 million in loans with servicing released, compared to approximately $13.7 million and $10.9 million, respectively, in the linked quarter. For the first six months of 2019, Peoples sold approximately $38.6 million in loans to the secondary market with servicing retained and sold approximately $22.3 million in loans with servicing released, compared to approximately $29.2 million and $13.6 million, respectively, in the first six months of 2018. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fees are largely dependent on timing, interest rates, and volume of customer activity. The increase in all comparisons was driven by a combination of an increase in the average size of each transaction and higher customer demand, given the current rate environment and the favorable longer term rates that customers can lock in by utilizing a swap.
Compared to the linked quarter, other non-interest income declined primarily due to lower income from equity investment securities, which was down $809,000. During the first quarter of 2019, Peoples recognized $787,000 of income related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock. Other non-interest income for the first six months of 2019 was down compared to the same period of 2018, due to a decrease in Small Business Administration income of $550,000 and declines in various other small items, partially offset by an increase in income from equity investment securities of $585,000.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Base salaries and wages	$14,353	$11,874	$12,656	$26,227	$23,028
Employee benefits	1,966	2,690	1,485	4,656	3,028
Sales-based and incentive compensation	3,096	2,609	3,003	5,705	5,239
Payroll taxes and other employment costs	1,208	1,377	1,036	2,585	2,220
Stock-based compensation	930	1,208	424	2,138	1,510
Deferred personnel costs	(729)	(556)	(579)	(1,285)	(1,010)
Salaries and employee benefit costs	$20,824	$19,202	$18,025	$40,026	$34,015
Full-time equivalent employees:
Actual at end of period	918	859	862	918	862
Average during the period	906	869	844	891	820

The increase in full-time equivalent employees in the second quarter of 2019 and the first six months of 2019 compared to previous periods was mainly due to additional employees from the First Prestonsburg acquisition and, in comparison to the 2018 periods, employees that were added in the last twelve months from acquisitions and for future growth.
The increase in base salaries and wages for the second quarter of 2019 compared to the linked quarter was primarily due to acquisition-related expenses of $2.2 million (mainly severance and change in control costs). Compared to the second quarter of 2018, base salaries and wages increased due to a combination of employees that have been added in the last twelve months from acquisitions and for future growth, annual merit increases, which included the implementation of a $15 per hour minimum wage throughout the company, and an increase in acquisition-related expenses of $594,000. The $15 per hour minimum wage began being phased in during 2018 and is expected to be largely implemented by January 1, 2020. For the first six months of 2019 compared to the same period of 2018, the increase was impacted by the First Prestonsburg and ASB acquisitions, as well as the employees that have been added in the last twelve months for future growth.
The decline in employee benefits for the second quarter of 2019, compared to the linked quarter, was primarily due to lower medical insurance costs of $817,000. Medical insurance costs in the linked quarter included annual contributions to employee health benefit accounts resulting in an expense of $450,000. These contributions occur primarily in the first quarter of each year. Compared to the second quarter of 2018, the increase in employee benefits was driven by higher medical insurance costs due primarily to higher medical claims and the increase in the number of plan participants, which was impacted by the First Prestonsburg acquisition. The increase in employee benefits in the six-month periods comparison was impacted by the First Prestonsburg and ASB acquisitions, and included an increase in medical insurance costs of $1.3 million.
The increase in sales-based and incentive compensation for the second quarter of 2019, compared to the linked quarter, was due to higher sales-based compensation from insurance, mortgage banking and retail lines of business. The increase in sales-based and incentive compensation for the second quarter of 2019, compared to the second quarter of 2018, was due to higher sales-based compensation from the mortgage banking and retail lines of business. Compared to the first six months of 2018, the increase in sales-based and incentive compensation for the first six months of 2019 was driven by higher sales-based compensation from mortgage banking. The increase in mortgage banking growth compared to the first six months of 2018 was largely attributable to the mortgage origination operation acquired as part of the ASB acquisition.
The increases in payroll taxes and other employment costs for periods in 2019 compared to those in 2018 primarily reflected the increases in base salaries and wages.
Stock-based compensation declined compared to the linked quarter due largely to annual stock grants, which occur primarily in the first quarter of each year. The majority of the grants are expensed over the three-year vesting period, with the exception of those made to retirement eligible grantees. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The $1.2 million of stock-based compensation for the first quarter of 2019 included $469,000 of expense related to stock grants to retirement eligible individuals, and $128,000 of expense related to the annual vesting of prior stock grants. The increase in stock-based compensation compared to the 2018 periods was driven by higher expense related to stock grants made to retirement eligible grantees combined with Peoples' improved performance during recent years.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Depreciation	$1,494	$1,249	$1,248	$2,743	$2,466
Repairs and maintenance costs	715	770	659	1,485	1,507
Net rent expense	250	288	235	538	444
Property taxes, utilities and other costs	673	671	661	1,344	1,252
Net occupancy and equipment expense	$3,132	$2,978	$2,803	$6,110	$5,669
Net occupancy and equipment expense for the second quarter of 2019 increased primarily due to costs related to the addition of nine full-service bank branches from the First Prestonsburg acquisition and ongoing increased operating costs associated with the expanded footprint. These increases were partially offset by a reduction in ATM repairs and maintenance costs driven by a new vendor contract. For the first six months of 2019, the increase in net occupancy and equipment expense was driven by additional costs related to the First Prestonsburg and ASB acquisitions, partially offset by a reduction in ATM repairs and maintenance costs driven by the new vendor contract.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Professional fees	$2,344	$1,276	$3,022	$3,620	$4,740
Electronic banking expense	1,693	1,577	1,407	3,270	2,857
Data processing and software expense	1,567	1,545	1,359	3,112	2,681
Amortization of other intangible assets	824	694	861	1,518	1,615
Franchise tax expense	772	705	614	1,477	1,258
Marketing expense	490	594	656	1,084	981
FDIC insurance expense	381	371	416	752	782
Foreclosed real estate and other loan expenses	469	255	338	724	550
Communication expense	317	278	300	595	644
Other non-interest expense	6,063	2,519	6,170	8,448	8,400
Professional fees increased $1.1 million, or 84%, from the first quarter of 2019, driven by acquisition-related expenses of $562,000 in the current quarter, up from $58,000 in the first quarter of 2019, combined with additional audit and consulting work performed during second quarter of 2019. Professional fees were down compared to the second quarter of 2018, primarily due to consulting work performed during the second quarter of 2018 which was not duplicated in 2019. Professional fees were down compared to the first six months of 2018, mainly due to lower legal expenses and consulting work performed during the first six months of 2018 which was not duplicated in 2019.
Electronic banking expense was up in each comparison due to an increase in customer accounts and customer usage of mobile and online banking tools, which were impacted by the First Prestonsburg and ASB mergers.
Data processing and software expense increased $208,000, or 15%, from the second quarter of 2018, and $431,000, or 16%, compared to the first six months of 2018. The increases were driven by upgrades and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; increases in customer accounts and customer usage of mobile and online banking tools; software upgrades; and additional network capacity and security features. Data processing and software expense included $91,000 of acquisition-related expenses in the first six months of 2019, and $59,000 in the first six months of 2018.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the second quarter of 2019 was up compared to the first quarter of 2019 as a result of the core deposit intangible asset related to the acquisition of First Prestonsburg.

Marketing expense was down $104,000, or 18%, for the second quarter of 2019, compared to the first quarter of 2019, and down $166,000, or 25%, compared to the second quarter of 2018, due to the timing of product marketing campaigns.
The increase in other non-interest expense of $3.5 million for the second quarter of 2019 compared to the linked quarter, was primarily due to acquisition-related expenses of $3.7 million (mainly contract termination fees) in the current quarter compared to $54,000 in the linked quarter.
Income Tax Expense
Income tax expense was $2.2 million for the second quarter of 2019, compared to $3.4 million for the linked quarter and $1.0 million for the second quarter of 2018. The decline in income tax expense compared to the linked quarter was due to lower pre-tax income. The current quarter included a tax benefit of $59,000 recorded for the vesting of restricted stock during the current quarter, compared to a tax benefit of $133,000 in the linked quarter. The vesting of a majority of stock awards granted by Peoples occurs annually in the first quarter. The increase in income tax expense compared to the second quarter of 2018 was due to higher pre-tax income combined with the release of a valuation allowance during the second quarter of 2018 of $805,000.
For the first six months of 2019, Peoples recorded income tax expense of $5.6 million, compared to $3.4 million for the same period in the prior year, and the effective tax rate for the first six months of 2019 was 18.9%, compared to 14.7% for the first six months of 2018. The year-over-year increase in income tax expense was primarily due to higher pre-tax income combined with the release of a valuation allowance during the first six months of 2018 of $805,000. The first six months of 2019 included a tax benefit of $192,000 recorded for the vesting of restricted stock during the period, compared to a tax benefit of $296,000 in the first six months of 2018.
Additional information regarding income taxes can be found in "Note 12 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense while excluding the recovery of, or provision for, loan losses and all gains and losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Pre-provision net revenue:
Income before income taxes	$11,836	$17,746	$8,904	$29,582	$23,028
Add: provision for loan losses	626	—	1,188	363	3,171
Add: loss on debt extinguishment	—	—	13	—	13
Add: net loss on OREO	24	25	—	49	—
Add: net loss on investment securities	57	—	147	27	146
Add: net loss on other assets	274	157	330	431	251
Add: net loss on other transactions	—	—	76	—	76
Less: net gain on OREO	—	—	14	—	9
Less: recovery of loan losses	—	263	—	—	—
Less: net gain on investment securities	—	30	—	—	—
Less: gain on other transactions	5		—	5	—
Pre-provision net revenue	$12,812	$17,635	$10,644	$30,447	$26,676
Total average assets	$4,239,779	$3,985,621	$3,897,957	$4,113,403	$3,748,331
Pre-provision net revenue to total average assets (a)	1.21%	1.79%	1.10%	1.49%	1.44%
(a) Presented on an annualized basis.
Pre-provision net revenue and the ratio of pre-provision net revenue to total average assets decreased in the second quarter of 2019 compared to the linked quarter, due primarily to decreased income before income taxes mainly as a result of acquisition-related expenses of $6.8 million. Compared to the second quarter of 2018, the increase in pre-provision net revenue and pre-provision net revenue to total average assets was driven by higher net interest income. Pre-provision net revenue and the ratio of pre-provision net revenue to total average assets for the first six months of 2019, compared to the first six months of 2018, increased primarily due to higher income before income taxes, as both periods were impacted by acquisition-related expenses.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measures used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP since it excludes the impact of all acquisition-related expenses.
The following tables provide reconciliations of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Core non-interest expense:
Total non-interest expense	$38,876	$31,860	$35,971	$70,736	$64,192
Less: acquisition-related expenses	6,770	253	6,056	7,023	6,205
Core non-interest expense	$32,106	$31,607	$29,915	$63,713	$57,987

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018

Efficiency ratio:
Total non-interest expense	$38,876	$31,860	$35,971	$70,736	$64,192
Less: amortization of other intangible assets	824	694	861	1,518	1,615
Adjusted total non-interest expense	$38,052	$31,166	$35,110	$69,218	$62,577

Total non-interest income	$15,289	$15,429	$13,255	$30,718	$28,224
Less: net (loss) gain on investment securities	(57)	30	(147)	(27)	(146)
Less: net loss on asset disposals and other transactions	(293)	(182)	(405)	(475)	(331)
Total non-interest income excluding net gains and losses	$15,639	$15,581	$13,807	$31,220	$28,701

Net interest income	$36,049	$33,914	$32,808	$69,963	$62,167
Add: fully tax-equivalent adjustment (a)	267	200	225	467	450
Net interest income on a fully tax-equivalent basis	$36,316	$34,114	$33,033	$70,430	$62,617

Adjusted revenue	$51,955	$49,695	$46,840	$101,650	$91,318

Efficiency ratio	73.24%	62.71%	74.96%	68.09%	68.53%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$32,106	$31,607	$29,915	$63,713	$57,987
Less: amortization of other intangible assets	824	694	861	1,518	1,615
Adjusted core non-interest expense	$31,282	$30,913	$29,054	$62,195	$56,372

Total non-interest income excluding net gains and losses	$15,639	$15,581	$13,807	$31,220	$28,701
Net interest income on a fully tax-equivalent basis	36,316	34,114	33,033	70,430	62,617
Adjusted revenue	$51,955	$49,695	$46,840	$101,650	$91,318

Efficiency ratio adjusted for non-core items	60.21%	62.21%	62.03%	61.19%	61.73%
(a) Based on a 21% statutory federal corporate income tax rate.
The increase in the efficiency ratio compared to the linked quarter was driven by an increase in acquisition-related expenses of $6.5 million. The efficiency ratio adjusted for non-core items declined compared to both the linked quarter and the second quarter of 2018, mostly due to higher net interest income. Management is targeting an efficiency ratio of 59% to 61% for the full year of 2019, after excluding acquisition-related expenses and other non-core acquisition-related expenses.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, and acquisition-related expenses.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018

Annualized net income adjusted for non-core items:
Net income	$9,598	$14,369	$7,892	$23,967	$19,633
Add: net loss on investment securities	57	—	147	27	146
Less: tax effect of net loss on investment securities (a)	12	—	31	6	31
Less: net gain on investment securities	—	30	—	—	—
Add: tax effect of net gain on investment securities (a)	—	6	—	—	—
Add: net loss on asset disposals and other transactions	293	182	405	475	331
Less: tax effect of net loss on asset disposals and other transactions (a)	62	38	85	100	70
Add: acquisition-related expenses	6,770	253	6,056	7,023	6,205
Less: tax effect of acquisition-related expenses (a)	1,422	53	1,272	1,475	1,303
Net income adjusted for non-core items	$15,222	$14,689	$13,112	$29,911	$24,911
Days in the quarter	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$38,497	$58,274	$31,655	$48,331	$39,591
Annualized net income adjusted for non-core items	$61,055	$59,572	$52,592	$60,318	$50,235
Return on average assets:
Annualized net income	$38,497	$58,274	$31,655	$48,331	$39,591
Total average assets	4,239,779	3,985,621	3,897,957	4,113,403	3,748,331
Return on average assets	0.91%	1.46%	0.81%	1.17%	1.06%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items	$61,055	$59,572	$52,592	$60,318	$50,235
Total average assets	4,239,779	3,985,621	3,897,957	4,113,403	3,748,331
Return on average assets adjusted for non-core items	1.44%	1.49%	1.35%	1.47%	1.34%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets declined in the second quarter of 2019 compared to the linked quarter, driven by an increase in acquisition-related expenses of $6.5 million compared to the linked quarter, combined with higher average assets which resulted from the First Prestonsburg merger. Compared to the second quarter of 2018, the increase in return on average assets was driven by higher net interest income, non-interest income, and a lower provision for loan losses, partially offset by an increase in average assets. The return on average assets increased in the first six months of 2019 compared to the same period of 2018, driven by higher net interest income, a lower provision for loan losses, and higher non-interest income compared to the linked quarter, partially offset by an increase in average assets, all of which were impacted by the First Prestonsburg and ASB mergers.
The return on average assets adjusted for non-core items declined in the second quarter of 2019 compared to the linked quarter, driven by the increase in average assets, combined with relatively unchanged non-interest income. Compared to the second quarter of 2018, the increase in return on average assets adjusted for non-core items was driven by higher net interest income, non-interest income, and a lower provision for loan losses, partially offset by an increase in average assets. The return on average assets adjusted for non-core items increased in the first six months of 2019 compared to the same period of 2018, driven by higher net interest income, a lower provision for loan losses, and higher non-interest income compared to the linked quarter, partially offset by an increase in average assets, all of which were impacted by the First Prestonsburg and ASB mergers.
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

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30,
(Dollars in thousands)				2019	2018
Annualized net income excluding amortization of other intangible assets:
Net income	$9,598	$14,369	$7,892	$23,967	$19,633
Add: amortization of other intangible assets	824	694	861	1,518	1,615
Less: tax effect of amortization of other intangible assets (a)	173	146	181	319	339
Net income excluding amortization of other intangible assets	$10,249	$14,917	$8,572	$25,166	$20,909
Days in the quarter	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$38,497	$58,274	$31,655	$48,331	$39,591
Annualized net income excluding amortization of other intangible assets	$41,109	$60,497	$34,382	$50,749	$42,165
Average tangible equity:
Total average stockholders' equity	$564,992	$524,196	$489,876	$544,706	$472,152
Less: average goodwill and other intangible assets	175,169	161,673	161,600	168,458	152,943
Average tangible equity	$389,823	$362,523	$328,276	$376,248	$319,209
Return on average stockholders' equity ratio:
Annualized net income	$38,497	$58,274	$31,655	$48,331	$39,591
Average stockholders' equity	$564,992	$524,196	$489,876	$544,706	$472,152
Return on average stockholders' equity	6.81%	11.12%	6.46%	8.87%	8.39%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$41,109	$60,497	$34,382	$50,749	$42,165
Average tangible equity	$389,823	$362,523	$328,276	$376,248	$319,209
Return on average tangible equity	10.55%	16.69%	10.47%	13.49%	13.21%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and on average tangible stockholders' equity ratios were impacted by the First Prestonsburg acquisition, which created increases in capital and decreased income for the second quarter of 2019 due to the acquisition-related costs. The return on average stockholders' equity and on average tangible stockholders' equity ratios increased in the first six months of 2019 compared to the first six months of 2018, reflecting an increase in net income, which was partially offset by dividends declared and paid during the period.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2019, Peoples' interest-bearing deposits in other banks increased $20.9 million from December 31, 2018. The total cash and cash equivalent balance included $19.8 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2019, compared to $11.2 million at December 31, 2018. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2019, Peoples' total cash and cash equivalents increased $15.8 million as Peoples' net cash provided used in financing activities of $71.2 million was less than the sum of net cash provided by investing and operating activities of $68.2 million and $18.8 million, respectively. Peoples' investing activities reflected a net decrease of $29.2 million in loans and $145.2 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities, which were partially offset by purchases of $116.4 million in available-for-sale investment securities. Financing activities included a $207.3 million decrease in short-term borrowings, as well as $12.5 million of cash dividends paid, offset partially by a net increase of $150.3 million in deposits.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$—	$43
U.S. government sponsored agencies	19,051	—	—	—	—
States and political subdivisions	125,418	84,827	88,587	93,790	96,913
Residential mortgage-backed securities	748,132	706,976	692,608	688,656	688,002
Commercial mortgage-backed securities	22,664	6,649	6,707	6,713	6,799
Bank-issued trust preferred securities	4,099	4,118	3,989	4,166	4,167
Total fair value	$919,364	$802,570	$791,891	$793,325	$795,924
Total amortized cost	$910,431	$806,641	$804,655	$819,431	$816,217
Net unrealized gain (loss)	$8,933	$(4,071)	$(12,764)	$(26,106)	$(20,293)
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,398	$4,401	$4,403	$4,451	$4,530
Residential mortgage-backed securities	23,335	28,348	29,044	29,765	30,668
Commercial mortgage-backed securities	7,106	2,857	3,514	3,574	3,636
Total amortized cost	$34,839	$35,606	$36,961	$37,790	$38,834
Other investment securities	$43,508	$41,449	$42,985	$43,044	$42,007
Total investment securities:
Amortized cost	$988,778	$883,696	$884,601	$900,265	$897,058
Carrying value	$997,711	$879,625	$871,837	$874,159	$876,765

During the second quarter of 2019, Peoples acquired, in the First Prestonsburg acquisition, investment securities totaling $140.7 million and subsequently sold approximately $65.1 million of acquired available-for-sale investment securities. In April and May of 2019, $53.7 million in proceeds were reinvested. Available-for-sale residential mortgage-backed securities were up at March 31, 2019, compared to December 31, 2018, primarily due to an increase in fair value driven by overall declines in market interest rates during the quarter. At December 31, 2018, the amortized cost of available-for-sale securities declined compared to September 30, 2018, as securities matured and were not replaced.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Gross originated loans:
Commercial real estate, construction	$102,904	$116,992	$124,013	$103,562	$107,255
Commercial real estate, other	641,061	630,679	632,200	630,720	650,512
Commercial real estate	743,965	747,671	756,213	734,282	757,767
Commercial and industrial	548,460	558,070	530,207	510,591	471,270
Residential real estate	299,173	297,667	296,860	299,768	299,934
Home equity lines of credit	90,374	90,831	93,326	92,892	89,957
Consumer, indirect	419,595	410,172	407,167	396,701	373,384
Consumer, direct	72,209	69,710	71,674	72,601	71,545
Consumer	491,804	479,882	478,841	469,302	444,929
Deposit account overdrafts	676	518	583	649	860
Total originated loans	$2,174,452	$2,174,639	$2,156,030	$2,107,484	$2,064,717
Gross acquired loans (a):
Commercial real estate, construction	$6,775	$7,966	$12,404	$13,050	$14,780
Commercial real estate, other	201,909	171,785	184,711	191,993	207,195
Commercial real estate	208,684	179,751	197,115	205,043	221,975
Commercial and industrial	51,506	34,837	35,537	41,188	40,938
Residential real estate	348,439	308,137	296,937	308,178	309,629
Home equity lines of credit	41,262	38,084	40,653	42,961	45,933
Consumer, indirect	90	111	136	161	198
Consumer, direct	9,100	2,021	2,370	2,712	3,101
Consumer	9,190	2,132	2,506	2,873	3,299
Total acquired loans	$659,081	$562,941	$572,748	$600,243	$621,774
Total loans	$2,833,533	$2,737,580	$2,728,778	$2,707,727	$2,686,491
Average total loans	$2,830,558	$2,734,592	$2,718,620	$2,717,200	$2,627,777
Average allowance for loan losses	(21,311)	(20,406)	(20,079)	(19,584)	(19,071)
Average loans, net of average allowance for loan losses	$2,809,247	$2,714,186	$2,698,541	$2,697,616	$2,608,706
Percent of loans to total loans:
Commercial real estate, construction	3.9%	4.6%	5.1%	4.3%	4.5%
Commercial real estate, other	29.7%	29.3%	29.9%	30.4%	31.9%
Commercial real estate	33.6%	33.9%	35.0%	34.7%	36.4%
Commercial and industrial	21.2%	21.7%	20.7%	20.3%	19.1%
Residential real estate	22.9%	22.1%	21.8%	22.5%	22.7%
Home equity lines of credit	4.6%	4.7%	4.9%	5.0%	5.1%
Consumer, indirect	14.8%	15.0%	14.9%	14.7%	13.9%
Consumer, direct	2.9%	2.6%	2.7%	2.8%	2.8%
Consumer	17.7%	17.6%	17.6%	17.5%	16.7%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$473,443	$464,575	$461,256	$458,999	$451,391

(a)
Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	Not meaningful.

As of June 30, 2019, balances in loan accounts acquired from First Prestonsburg totaled $125.3 million, including $52.1 million in residential real estate loans, $42.4 million in commercial real estate loans, $7.4 million in consumer, direct loans, $17.7 million in commercial and industrial loans, and $5.8 million in home equity lines of credit.
Period-end total loan balances at June 30, 2019 increased $96.0 million compared to March 31, 2019, $104.8 million compared to December 31, 2018, and $147.0 million compared to June 30, 2018. Originated loan balances declined $187,000 compared to March 31, 2019, and increased $18.4 million compared to December 31, 2018, and $109.7 million compared to June 30, 2018. Loan originations during the first half of 2019 were higher than in recent years for the same period, however, significantly higher loan paydowns experienced during the first half of 2019 minimized the impact of the increased production on loan growth for all comparison periods. Compared to period-end total loan balances at March 31, 2019, originated commercial and industrial loan balances declined $9.6 million, partially offset by growth in originated consumer indirect loans of $9.4 million.
Commercial and industrial loan balances grew $18.3 million compared to December 31, 2018. Growth in residential real estate loans of $71.2 million was driven by the First Prestonsburg acquisition, combined with the purchase of $19.0 million of 1-4 family first lien mortgages, during the first quarter of 2019.
Compared to June 30, 2018, originated loan growth of $109.7 million, or 5%, was led by an increase in commercial and industrial loans of $77.2 million, or 16%, and indirect consumer lending growth of $46.2 million, or 12%.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2019:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Assisted living facilities and nursing homes	$17,745	$29,268	$47,013	23.7%
Apartment complexes	15,767	14,818	30,585	15.4%
Educational services	8,538	19,895	28,433	14.3%
Office buildings	15,775	7,702	23,477	11.8%
Mixed used facility	17,729	4,902	22,631	11.4%
Industrial	8,271	—	8,271	4.2%
Child care	5,930	95	6,025	3.0%
Retail	1,797	4,035	5,832	2.9%
Warehouse	4,280	1,333	5,613	2.9%
Residential property	2,465	2,714	5,179	2.6%
Other (a)	11,382	4,057	15,439	7.8%
Total commercial real estate, construction	$109,679	$88,819	$198,498	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$73,617	$1,822	$75,439	8.6%
Non-owner occupied	52,739	4,591	57,330	6.5%
Total office buildings and complexes	126,356	6,413	132,769	15.1%
Mixed-use facilities:
Owner occupied	36,567	864	37,431	4.3%
Non-owner occupied	71,527	785	72,312	8.2%
Total mixed-use facilities	108,094	1,649	109,743	12.5%
Apartment complexes	77,535	849	78,384	8.9%
Retail facilities:
Owner occupied	29,202	714	29,916	3.5%
Non-owner occupied	39,602	98	39,700	4.5%
Total retail facilities	68,804	812	69,616	8.0%
Industrial facilities:
Owner occupied	46,056	127	46,183	5.2%
Non-owner occupied	16,782	1,088	17,870	2.0%
Total light industrial facilities	62,838	1,215	64,053	7.2%
Warehouse facilities	56,048	4,898	60,946	6.9%
Lodging and lodging related	30,901	—	30,901	3.5%
Assisted living facilities and nursing homes	30,915	282	31,197	3.5%
Land only	16,383	2,177	18,560	2.1%
Other (a)	265,096	18,693	283,788	32.3%
Total commercial real estate, other	$842,970	$36,988	$879,957	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either June 30, 2019 or December 31, 2018.

Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Commercial real estate	$8,245	$8,297	$8,003	$7,966	$8,271
Commercial and industrial	7,197	6,743	6,178	6,138	5,365
Total commercial	15,442	15,040	14,181	14,104	13,636
Residential real estate	1,184	1,213	1,214	999	1,005
Home equity lines of credit	598	608	618	708	618
Consumer, indirect	3,172	3,133	3,214	3,423	3,339
Consumer, direct	342	351	351	395	465
Consumer	3,514	3,484	3,565	3,818	3,804
Deposit account overdrafts	86	61	81	95	95
Originated allowance for loan losses	20,824	20,406	19,659	19,724	19,158
Acquired allowance for loan losses	533	533	536	155	108
Allowance for loan losses	$21,357	$20,939	$20,195	$19,879	$19,266
As a percent of total loans	0.75%	0.76%	0.74%	0.73%	0.72%
At June 30, 2019, the allowance for loan losses was $21.4 million, compared to $20.2 million at December 31, 2018 and $19.3 million at June 30, 2018. The ratio of the allowance for loan losses as a percent of total loans was 0.75% at June 30, 2019, compared to 0.74% at December 31, 2018 and 0.72% at June 30, 2018. The ratio includes all acquired loans, from both First Prestonsburg and previous acquisitions since 2012, of $659.1 million and allowance for acquired loan losses of $533,000. The increase in the allowance for loan losses over time was mainly the result of loan growth. The increase during the first quarter of 2019 was also impacted by the specific reserve on a non-accrual loan.
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

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Gross charge-offs:
Commercial real estate, other	$43	$113	$—	$—	$7
Commercial and industrial	—	63	—	—	7
Residential real estate	67	109	64	66	82
Home equity lines of credit	—	9	40	10	20
Consumer, indirect	346	473	548	488	550
Consumer, direct	33	63	61	78	109
Consumer	379	536	609	566	659
Deposit account overdrafts	176	173	234	311	215
Total gross charge-offs	$665	$1,003	$947	$953	$990
Recoveries:
Commercial real estate, other	$2	$10	$2	$15	$28
Commercial and industrial	228	1,784	8	10	—
Residential real estate	102	31	133	32	41
Home equity lines of credit	1	1	2	3	2
Consumer, indirect	47	115	71	131	138
Consumer, direct	27	13	25	31	15
Consumer	74	128	96	162	153
Deposit account overdrafts	50	56	45	44	46
Total recoveries	$457	$2,010	$286	$266	$270
Net charge-offs (recoveries):
Commercial real estate, other	$41	$103	$(2)	$(15)	$(21)
Commercial and industrial	(228)	(1,721)	(8)	(10)	7
Residential real estate	(35)	78	(69)	34	41
Home equity lines of credit	(1)	8	38	7	18
Consumer, indirect	299	358	477	357	412
Consumer, direct	6	50	36	47	94
Consumer	305	408	513	404	506
Deposit account overdrafts	126	117	189	267	169
Total net charge-offs (recoveries)	$208	$(1,007)	$661	$687	$720
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate	0.01%	0.02%	—%	—%	—%
Commercial and industrial	(0.03)%	(0.26)%	—%	—%	—%
Residential real estate	—%	0.01%	(0.01)%	—%	0.01%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.03%	0.05%	0.07%	0.05%	0.06%
Consumer, other	—%	0.01%	0.01%	0.01%	0.01%
Consumer	0.03%	0.06%	0.08%	0.06%	0.07%
Deposit account overdrafts	0.02%	0.02%	0.03%	0.04%	0.03%
Total	0.03%	(0.15)%	0.10%	0.10%	0.11%
Each with "--%" not meaningful.

During the second quarter of 2019, net charge-offs remained low, as gross charge-offs were down compared to prior periods. The net recoveries during the first quarter of 2019 were driven by the recognition of a $1.8 million recovery on a previously charged-off commercial loan. During the third and fourth quarters of 2018, the net charge-offs decreased as Peoples' asset quality remained stable.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Loans 90+ days past due and accruing:
Commercial real estate, construction	$230	$—	$—	$401	$—
Commercial real estate, other	557	15	801	60	615
Commercial real estate	787	15	801	461	615
Commercial and industrial	261	50	18	—	—
Residential real estate	2,291	963	1,430	1,338	1,308
Home equity lines of credit	53	42	7	84	6
Consumer, indirect	—	4	—	2	—
Consumer, direct	57	—	—	—	46
Consumer	57	4	—	2	46
Total loans 90+ days past due and accruing	$3,449	$1,074	$2,256	$1,885	$1,975
Nonaccrual loans:
Commercial real estate, construction	$688	$703	$710	$725	$725
Commercial real estate, other	6,427	6,459	6,730	6,751	6,422
Commercial real estate	7,115	7,162	7,440	7,476	7,147
Commercial and industrial	1,748	1,719	1,304	939	1,265
Residential real estate	3,868	4,479	4,075	3,725	3,770
Home equity lines of credit	1,001	1,065	1,023	796	681
Consumer, indirect	383	440	324	286	221
Consumer, direct	13	17	56	14	12
Consumer	396	457	380	300	233
Total nonaccrual loans	$14,128	$14,882	$14,222	$13,236	$13,096
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$122	$127	$154	$186	$236
Commercial and industrial	332	332	405	430	436
Residential real estate	1,664	1,389	1,951	2,087	2,132
Home equity lines of credit	193	195	210	160	71
Consumer, indirect	152	159	156	119	93
Consumer, direct	—	5	—	17	5
Consumer	152	164	156	136	98
Total nonaccrual TDRs	$2,463	$2,207	$2,876	$2,999	$2,973
Total nonperforming loans ("NPLs")	$20,040	$18,163	$19,354	$18,120	$18,044
OREO:
Residential	$123	$81	$94	$106	$63
Total OREO	$123	$81	$94	$106	$63
Total nonperforming assets ("NPAs")	$20,163	$18,244	$19,448	$18,226	$18,107
Criticized loans (a)	$97,016	$89,812	$114,188	$118,703	$120,809
Classified loans (b)	63,048	47,327	43,818	49,058	55,596

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.71%	0.66%	0.71%	0.67%	0.67%
NPAs as a percent of total assets (c)(d)	0.47%	0.45%	0.49%	0.46%	0.46%
NPAs as a percent of total loans and OREO (c)(d)	0.71%	0.67%	0.71%	0.67%	0.67%
Allowance for loan losses as a percent of NPLs (c)	106.57%	115.28%	104.35%	109.71%	106.77%
Criticized loans as a percent of total loans (a)(c)	3.42%	3.28%	4.18%	4.38%	4.50%
Classified loans as a percent of total loans (b)(c)	2.23%	1.73%	1.61%	1.81%	2.07%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructurings and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

Nonperforming assets increased $1.9 million, or 11%, compared to March 31, 2019, and were up $2.1 million, or 11%, compared to June 30, 2018. The increase compared to March 31, 2019, was partially due to acquired loans from First Prestonsburg, which comprised $0.7 million of nonperforming assets at June 30, 2019, with the remainder due to smaller relationships that have become 90+ days past due and are still accruing. Classified loans, which are those categorized as substandard or doubtful, increased $15.7 million, or 33%, compared to March 31, 2019, and were up $7.5 million, or 13%, from June 30, 2018. The increase in classified loans was largely related to acquired First Prestonsburg loans, coupled with downgrades of two commercial loan relationships totaling $8.5 million during the second quarter of 2019. Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $7.2 million, or 8%, compared to March 31, 2019, and decreased $23.8 million, or 20%, compared to June 30, 2018. The increase in criticized loans was largely related to acquired First Prestonsburg loans.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Non-interest-bearing deposits (a)	$643,058	$628,464	$607,877	$617,447	$585,861
Interest-bearing deposits:
Interest-bearing demand accounts (a)	610,464	572,316	573,702	547,172	570,359
Savings accounts	526,746	477,824	468,500	473,240	480,615
Retail certificates of deposit ("CDs")	497,221	404,186	394,335	402,309	406,214
Money market deposit accounts	428,213	403,642	379,878	391,377	389,893
Governmental deposit accounts	331,754	363,636	267,319	344,320	305,255
Brokered CDs	326,157	287,345	263,854	265,258	211,062
Total interest-bearing deposits	2,720,555	2,508,949	2,347,588	2,423,676	2,363,398
Total deposits	$3,363,613	$3,137,413	$2,955,465	$3,041,123	$2,949,259

(a)	The sum of amounts presented is considered total demand deposits.
As of June 30, 2019, the balances in deposit accounts acquired from First Prestonsburg totaled $232.2 million, including $65.3 million of retail CDs, $62.8 million of interest-bearing demand accounts, $55.7 million of savings accounts, $33.4 million of non-interest-bearing demand accounts, and $15.1 million of money market accounts.
At June 30, 2019, period-end deposits increased $226.2 million, or 7%, compared to March 31, 2019, $408.1 million, or 14%, compared to December 31, 2018, and $414.4 million, or 14%, compared to June 30, 2018. Compared to the linked quarter, the growth was driven by the First Prestonsburg acquisition, partially offset by a seasonal decline of $31.9 million in governmental deposits, which are typically higher during the first quarter of each year. During the second quarter of 2019, Peoples issued $30.0 million of 90-day brokered CDs to fund three $10.0 million interest rate swaps with a notional value in the aggregate of $30.0 million during the second quarter of 2019. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs.

Total demand deposit accounts comprised 37% of total deposits at June 30, 2019, compared to 38% of total deposits at March 31, 2019, 40% at December 31, 2018, 38% at September 30, 2018, and 39% at June 30, 2018. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts and retail CDs when possible, and relying on higher-cost, non-core deposits, such as brokered CDs when deposits are not available in Peoples' footprint.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Short-term borrowings:
FHLB overnight borrowings	$—	$24,000	$165,000	$102,000	$173,000
FHLB 90-day advances	117,200	110,000	110,000	100,000	13,000
Current portion of long-term FHLB advances	23,129	13,188	30,000	30,000	98,566
Retail repurchase agreements	46,128	44,175	51,202	64,840	76,177
Unamortized debt issuance cost (a)	—	—	(4)	(10)	(16)
Total short-term borrowings	$186,457	$191,363	$356,198	$296,830	$360,727
Long-term borrowings:
FHLB advances	$78,324	$98,670	$102,361	$103,860	$105,890
Junior subordinated debt securities	7,367	7,325	7,283	7,239	7,195
Total long-term borrowings	$85,691	$105,995	$109,644	$111,099	$113,085
Total borrowed funds	$272,148	$297,358	$465,842	$407,929	$473,812

(a)	Unamortized debt issuance cost is related to the cost associated with the Credit Agreement with Raymond James Bank, N.A. which was a short-term obligation as of March 31, 2019.
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Overnight borrowings as of June 30, 2019 declined $24 million compared to March 31, 2019, primarily due to the increase in deposit balances during the quarter. As of June 30, 2019, Peoples had fifteen effective interest rate swaps, with an aggregate notional value of $140.0 million, $110.0 million of which was funded by FHLB 90-day advances, which are expected to extend every 90 days through the maturity dates of the swaps. The remaining $30.0 million of interest rate swaps was funded by 90-day brokered CDs, which will also be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Long-term FHLB advances declined at June 30, 2019 compared to March 31, 2019 due to transfers to short-term borrowings. At March 31, 2019 compared to December 31, 2018, long-term FHLB advances declined due to principal payments.
Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments" of the Notes to the Unconsolidated Financial Statements.
Capital/Stockholders’ Equity
At June 30, 2019, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2019, Peoples had a capital conservation buffer of 7.14%, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2019.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Capital Amounts:
Common Equity Tier 1	$410,979	$389,393	$378,855	$367,537	$358,987
Tier 1	418,347	396,719	386,138	374,776	366,182
Total (Tier 1 and Tier 2)	439,704	417,657	406,333	394,655	385,448
Net risk-weighted assets	$2,903,387	$2,788,934	$2,782,995	$2,764,951	$2,755,112
Capital Ratios:
Common Equity Tier 1	14.16%	13.96%	13.61%	13.29%	13.03%
Tier 1	14.41%	14.22%	13.87%	13.55%	13.29%
Total (Tier 1 and Tier 2)	15.14%	14.98%	14.60%	14.27%	13.99%
Leverage ratio	10.26%	10.31%	9.99%	9.69%	9.73%
Peoples' capital ratios at June 30, 2019 increased compared to the linked quarter due to earnings during the second quarter of 2019, which exceeded the dividends declared and paid during the quarter by $2.6 million. The capital ratios at June 30, 2019 were also impacted by the increase in risk-weighted assets, which was largely attributable to the First Prestonsburg merger. The capital ratios increased at March 31, 2019 compared to December 31, 2018 due to increased equity as earnings exceeded the dividends declared. Peoples' capital ratios at December 31, 2018 increased compared to September 30, 2018 due primarily to increased earnings, which was largely driven by loan growth. The capital ratios increased at September 30, 2018 compared to June 30, 2018 due to increased equity as earnings exceeded the dividends declared, while net risk-weighted assets decreased slightly in relation to some large payoffs that were higher volatility commercial real estate loans. The leverage ratio at September 30, 2018 decreased slightly compared to June 30, 2018 due to the increase in average assets in the third quarter of 2018 compared to the second quarter as ASB was acquired on April 13, 2018.
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Tangible equity:
Total stockholders' equity	$579,022	$535,121	$520,140	$504,290	$499,339
Less: goodwill and other intangible assets	176,763	161,242	162,085	163,401	163,953
Tangible equity	$402,259	$373,879	$358,055	$340,889	$335,386
Tangible assets:
Total assets	$4,276,376	$4,017,119	$3,991,454	$4,003,089	$3,972,091
Less: goodwill and other intangible assets	176,763	161,242	162,085	163,401	163,953
Tangible assets	$4,099,613	$3,855,877	$3,829,369	$3,839,688	$3,808,138
Tangible book value per common share:
Tangible equity	$402,259	$373,879	$358,055	$340,889	$335,386
Common shares outstanding	20,696,041	19,681,692	19,565,029	19,550,014	19,528,952
Tangible book value per common share	$19.44	$19.00	$18.30	$17.44	$17.17
Tangible equity to tangible assets ratio:
Tangible equity	$402,259	$373,879	$358,055	$340,889	$335,386
Tangible assets	$4,099,613	$3,855,877	$3,829,369	$3,839,688	$3,808,138
Tangible equity to tangible assets	9.81%	9.70%	9.35%	8.88%	8.81%
The increase in the tangible equity to tangible assets ratio at June 30, 2019 compared to March 31, 2019, was due largely to the issuance of equity in the form of common shares in connection with the First Prestonsburg merger combined with higher retained earnings and other comprehensive income during the second quarter of 2019, offset partially by higher tangible assets attributable primarily to the First Prestonsburg merger. The increase in the tangible equity to tangible assets ratio compared to December 31, 2018, as well as previous periods, was the result of higher retained earnings, combined with an increase in the market value of available-for-sale investment securities.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
300	$13,557	10.1%	$7,351	5.5%	$(11,969)	(1.1)%	$(22,088)	(2.1)%
200	11,046	8.3%	5,780	4.3%	24,680	2.2%	(7,191)	(0.7)%
100	7,478	5.6%	3,588	2.7%	25,125	2.2%	3,926	0.4%
(100)	(11,962)	(9.0)%	(9,075)	(6.8)%	(41,465)	(3.7)%	(44,512)	(4.2)%
(200)	(23,702)	(17.7)%	(23,712)	(17.6)%	(95,175)	(8.5)%	(130,769)	(12.4)%
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
Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. This includes various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. At June 30, 2019, the U.S. Treasury and LIBOR swap curves were inverted for certain tenors. Given the shape of market yield curves at June 30, 2019, consideration of the bull steepener scenario yields insights which were not captured by parallel shifts. The key insight presented by the bull steepener scenario highlights the risk to net interest income when long-term yields remain constant while short-term rates fall. In such a scenario, Peoples’ funding costs, which are correlated with short-term rates, decline, while asset yields correlated with long-term rates remain constant.
At June 30, 2019, Peoples' consolidated balance sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. The increase in asset sensitivity from December 31, 2018 was largely attributable to the high balance of governmental deposits. Peoples’ overnight FHLB borrowing position, which had declined substantially from December 31, 2018 to June 30, 2019 as a result of increased public funds deposits, ultimately led to a decline in liability sensitivity in the first half of the year. The increased public funds deposit balances are expected to decline through September 2019. While parallel interest rate shock scenarios are useful in assessing the level of interest rate risk inherent in the balance sheet, interest rates typically move in a non-parallel manner with differences in the timing, direction, and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2019, Peoples had entered into fifteen interest rate swap contracts, with an aggregate notional value of $140.0 million. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K and "Note 9 Derivative Financial Instruments" of the Notes to the Unconsolidated Financial Statements included in this Form 10-Q.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2018 Form 10-K.
At June 30, 2019, Peoples Bank had liquid assets of $261.9 million, which represented 5.6% of total assets and unfunded loan commitments. This amount exceeded the minimum level by $168.2 million, or 3.6% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $115.0 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Home equity lines of credit	$106,456	$103,343	$101,265	$101,651	$103,975
Unadvanced construction loans	95,266	80,916	74,734	71,836	87,477
Other loan commitments	360,872	308,103	314,271	324,059	319,519
Loan commitments	$562,594	$492,362	$490,270	$497,546	$510,971
Standby letters of credit	$14,658	$12,371	$10,214	$9,979	$20,354
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

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2019, Peoples had entered into fifteen interest rate swap contracts, which were effective with an aggregate notional value of $140.0 million. Although Peoples expects that each of the hedging relationships will continue to be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationships. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K and "Note 9 Derivative Financial Instruments" of the Notes to the Unconsolidated Financial Statements in this Form 10-Q.
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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2019:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2019	—	$—	—	$15,049,184
May 1-31, 2019 (2) (3)	3,728	32.60	—	15,049,184
June 1-30, 2019 (2) (3)	2,724	31.23	—	15,049,184
Total	6,452	$32.02	—	$15,049,184

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. No common shares were purchased under this share repurchase program during the three months ended June 30, 2019.

(2)	Information reported includes 3,160 common shares and 2,239 common shares withheld to pay income taxes associated with restricted common shares which vested during May and June, respectively.

(3)
Information reported includes 568 common shares and 485 common shares purchased in open market transactions during May and June, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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

+Schedules and exhibits were omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger. A copy of any omitted schedules or exhibits will be furnished supplementally to the SEC upon request.
P Filed the exhibit with the SEC in paper originally and has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Loan Agreement, made and entered into as of April 3, 2019, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 9, 2019 (File No. 0-16772) ("Peoples' April 9, 2019 Form 8-K")

10.2	Revolving Credit Note issued by Peoples Bancorp Inc. on April 3, 2019 to U.S. Bank National Association in the principal amount of $20,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' April 9, 2019 Form 8-K

10.3	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited) at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2019; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended March 31, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	August 1, 2019	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	August 1, 2019	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer