Form 10-Q
period 2019-09-30
PEOPLES BANCORP INC
filed 2019-10-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,690,480 common shares, without par value, at October 29, 2019.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$68,399	$61,775
Interest-bearing deposits in other banks	53,050	15,837
Total cash and cash equivalents	121,449	77,612
Available-for-sale investment securities, at fair value (amortized cost of $976,286 at September 30, 2019 and $804,655 at December 31, 2018)	988,035	791,891
Held-to-maturity investment securities, at amortized cost (fair value of $34,893 at September 30, 2019 and $36,963 at December 31, 2018)	33,829	36,961
Other investment securities	43,045	42,985
Total investment securities	1,064,909	871,837
Loans, net of deferred fees and costs (a)	2,850,316	2,728,778
Allowance for loan losses	(21,585)	(20,195)
Net loans	2,828,731	2,708,583
Loans held for sale	4,522	5,470
Bank premises and equipment, net of accumulated depreciation	63,338	56,542
Bank owned life insurance	70,396	68,934
Goodwill	166,494	151,245
Other intangible assets	12,632	10,840
Other assets	63,677	40,391
Total assets	$4,396,148	$3,991,454
Liabilities
Deposits:
Non-interest-bearing	$677,232	$607,877
Interest-bearing	2,679,970	2,347,588
Total deposits	3,357,202	2,955,465
Short-term borrowings	288,150	356,198
Long-term borrowings	84,194	109,644
Accrued expenses and other liabilities	78,069	50,007
Total liabilities	3,807,615	3,471,314
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,149,122 shares issued at September 30, 2019 and 20,124,378 shares issued at December 31, 2018, including shares held in treasury	420,070	386,814
Retained earnings	179,238	160,346
Accumulated other comprehensive income (loss), net of deferred income taxes	1,089	(12,933)
Treasury stock, at cost, 493,742 shares at September 30, 2019 and 601,289 shares at December 31, 2018	(11,864)	(14,087)
Total stockholders’ equity	588,533	520,140
Total liabilities and stockholders’ equity	$4,396,148	$3,991,454
(a) Also referred to throughout the document as "total loans" and "loans held for investment."
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$36,522	$33,355	$107,235	$91,486
Interest and dividends on taxable investment securities	5,891	5,577	17,670	17,057
Interest on tax-exempt investment securities	690	613	1,956	1,891
Other interest income	506	86	945	192
Total interest income	43,609	39,631	127,806	110,626
Interest expense:
Interest on deposits	6,159	4,018	16,722	9,332
Interest on short-term borrowings	1,150	1,617	3,556	3,760
Interest on long-term borrowings	546	672	1,811	2,043
Total interest expense	7,855	6,307	22,089	15,135
Net interest income	35,754	33,324	105,717	95,491
Provision for loan losses	1,005	1,302	1,368	4,473
Net interest income after provision for loan losses	34,749	32,022	104,349	91,018
Non-interest income:
Electronic banking income	3,577	2,890	9,831	8,460
Insurance income	3,386	3,388	11,493	11,412
Deposit account service charges	3,233	2,652	8,551	7,160
Trust and investment income	3,205	3,110	9,718	9,410
Mortgage banking income	1,204	1,060	2,992	2,380
Commercial loan swap fees	772	355	1,434	617
Bank owned life insurance income	487	495	1,462	1,460
Net gain (loss) on investment securities	97	—	70	(146)
Net (loss) gain on asset disposals and other transactions	(78)	12	(553)	(319)
Other non-interest income	510	391	2,113	2,143
Total non-interest income	16,393	14,353	47,111	42,577
Non-interest expense:
Salaries and employee benefit costs	18,931	17,908	58,957	51,923
Net occupancy and equipment expense	3,098	2,850	9,208	8,519
Electronic banking expense	2,070	1,552	5,340	4,409
Data processing and software expense	1,572	1,408	4,684	4,089
Professional fees	1,544	1,395	5,164	6,135
Amortization of other intangible assets	953	862	2,471	2,477
Franchise tax expense	797	616	2,274	1,874
Marketing expense	634	456	1,718	1,437
Foreclosed real estate and other loan expenses	600	373	1,324	923
Communication expense	268	305	863	949
FDIC insurance expense	—	391	752	1,173
Other non-interest expense	2,526	2,713	10,974	11,113
Total non-interest expense	32,993	30,829	103,729	95,021
Income before income taxes	18,149	15,546	47,731	38,574
Income tax expense	3,281	2,821	8,896	6,216
Net income	$14,868	$12,725	$38,835	$32,358
Earnings per common share - basic	$0.72	$0.65	$1.93	$1.70
Earnings per common share - diluted	$0.72	$0.65	$1.91	$1.69
Weighted-average number of common shares outstanding - basic	20,415,245	19,325,457	20,023,271	18,875,290
Weighted-average number of common shares outstanding - diluted	20,595,769	19,466,865	20,178,634	19,004,087
Cash dividends declared	$7,040	$5,472	$19,943	$15,709
Cash dividends declared per common share	$0.34	$0.28	$0.98	$0.82
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$14,868	$12,725	$38,835	$32,358
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	2,913	(5,813)	24,585	(18,587)
Related tax (expense) benefit	(612)	1,221	(5,163)	4,958
Less: reclassification adjustment for net gain (loss) included in net income	97	—	70	(146)
Related tax (expense) benefit	(21)	—	(15)	31
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	—	—	(5,020)
Net effect on other comprehensive income (loss)	2,225	(4,592)	19,367	(18,534)
Defined benefit plans:
Net gain arising during the period	2	1,177	4	1,177
Related tax expense	(1)	(247)	(1)	(247)
Amortization of unrecognized loss and service cost on benefit plans	17	28	54	80
Related tax expense	(3)	(6)	(11)	(17)
Recognition of loss due to settlement and curtailment	—	176	—	176
Related tax expense	—	(37)	—	(37)
Net effect on other comprehensive income	15	1,091	46	1,132
Cash flow hedges:
Net (loss) gain arising during the period	(1,857)	651	(6,824)	2,566
Related tax benefit (expense)	390	(137)	1,433	(539)
Net effect on other comprehensive (loss) income	(1,467)	514	(5,391)	2,027
Total other comprehensive income (loss), net of tax	773	(2,987)	14,022	(15,375)
Total comprehensive income	$15,641	$9,738	$52,857	$16,983
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
Net income	—	38,835	—	—	38,835
Other comprehensive income, net of tax	—	—	14,022	—	14,022
Cash dividends declared	—	(19,943)	—	—	(19,943)
Reissuance of treasury stock for common share awards	(2,951)	—	—	2,951	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	53	53
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(790)	(790)
Common shares repurchased under share repurchase program	—	—	—	(431)	(431)
Common shares issued under dividend reinvestment plan	678	—	—	—	678
Common shares issued under compensation plan for Boards of Directors	65	—	—	196	261
Common shares issued under employee stock purchase plan	83	—	—	244	327
Stock-based compensation	2,944	—	—	—	2,944
Issuance of common shares related to merger with First Prestonsburg Bancshares Inc.	32,437	—	—	—	32,437
Balance, September 30, 2019	$420,070	$179,238	$1,089	$(11,864)	$588,533

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$52,528	$50,263
Investing activities:
Available-for-sale investment securities:
Purchases	(246,563)	(120,492)
Proceeds from sales	72,706	14,489
Proceeds from principal payments, calls and prepayments	130,860	93,336
Held-to-maturity investment securities:
Proceeds from principal payments	2,939	3,521
Other investment securities:
Purchases	(1,420)	(2,547)
Proceeds from sales	5,415	7,544
Proceeds from insurance claim	26	—
Net decrease (increase) in loans held for investment	11,993	(113,433)
Net expenditures for premises and equipment	(2,758)	(3,660)
Proceeds from sales of other real estate owned	221	265
Business acquisitions, net of cash received	7,813	4,695
Investment in limited partnership and tax credit funds	(5,021)	(5,399)
Net cash used in investing activities	(23,789)	(121,681)
Financing activities:
Net increase in non-interest-bearing deposits	10,856	31,950
Net increase in interest-bearing deposits	132,795	79,761
Net (decrease) increase in short-term borrowings	(105,636)	2,515
Payments on long-term borrowings	(2,388)	(3,092)
Cash dividends paid	(19,212)	(15,266)
Repurchase of treasury stock under share repurchase program	(431)	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(790)	(1,271)
Proceeds from issuance of common shares	6	24
Contingent consideration payments made after a business acquisition	(102)	(224)
Net cash provided by financing activities	15,098	94,397
Net increase in cash and cash equivalents	43,837	22,979
Cash and cash equivalents at beginning of period	77,612	72,194
Cash and cash equivalents at end of period	$121,449	$95,173

Supplemental cash flow information:
Interest paid	21,902	13,758
Income taxes paid	10,050	6,735
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	153	59

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Peoples' 2018 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2018 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2019 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2018, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2018 Form 10-K.
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
Peoples Risk Management, Inc., a wholly-owned subsidiary of Peoples, was formed on August 22, 2019, and is a Nevada-based captive insurance company which insures against certain risks unique to the operations of Peoples and for which insurance may not be currently available or economically feasible. Peoples Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among all participants. Peoples Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.
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
The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current US GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, Peoples expects that the adoption of the CECL model will materially affect how the allowance for credit losses is determined and could require increases to the allowance for credit losses. Moreover, the CECL model may create more volatility in the level of Peoples' allowance for credit losses and credit loss expense. If required to materially increase the level of allowance for credit losses for any reason, such increase could adversely affect Peoples' business, financial condition and results of operations.
The CECL standard will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples has a committee that meets regularly to monitor progress and oversee the project. Peoples has implemented a third-party software solution, and is utilizing the tool to run test calculations throughout 2019 in anticipation of the full implementation at the beginning of 2020. Peoples has engaged consultants to assist with the completion of certain aspects of the project plan. Peoples will complete model validation during 2019, and is currently refining the economic forecasting process, documenting accounting policies, reviewing business processes, evaluating potential changes to the control environment and critically reviewing model output. Peoples completed a test run of its process, inclusive of the model, at the end of the third quarter of 2019.
Based on current forecasted economic conditions and portfolio balances, Peoples estimates that the impact to the allowance for credit losses for certain portions of the implementation will result in an increase of approximately 25% to 35% of the September 30, 2019 allowance for loan losses balance. This estimate includes the potential impact of modeled results for outstanding loans, impaired loans that are individually evaluated, qualitative factors and investment securities. Approximately two-thirds of the estimated increase is being driven by the establishment of an allowance for credit losses for acquired performing loans, which currently have a small allowance for loan losses. The remainder of the increase is being driven by the duration of longer term consumer loans. This estimate excludes the impact of the unfunded commitment liability and the increase in the allowance for credit losses related to purchased credit deteriorated loans. The impact of these items will be evaluated during the fourth quarter of 2019. The estimates provided are subject to change based upon many factors, including:
•uncertainty around the economic conditions that will exist at implementation;
•the composition, balance and risk characteristics of the loan portfolio at implementation;

•	changes to the modeling process based upon results of model validation and further process development and refinement; and

•	continued execution of the governance framework and review process.
Peoples expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses, and related tax effect, as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The cumulative-effect adjustment will be based on the change in the allowance for credit losses for modeled results for outstanding loans, impaired loans that are individually evaluated, qualitative factors, investment securities and the unfunded commitment liability. The impact of the implementation for purchased credit deteriorated loans will be contemplated separately from the one-time cumulative-effect adjustment. Based on the uncertainties around factors that may be present at implementation date, Peoples is in the process of determining the magnitude of any such one-time cumulative-effect adjustment or of the overall impact of the new standard on Peoples' financial condition and results of operations. There is a three-year phase-in option for regulatory capital effects of the one-time cumulative-effect adjustment, however, Peoples does not currently anticipate opting for the phase-in based upon preliminary projections, but could change its position once closer to implementation.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$12,145	$—	$—	$—	$—
States and political subdivisions	—	115,613	—	—	88,587	—
Residential mortgage-backed securities	—	835,172	—	—	692,608	—
Commercial mortgage-backed securities	—	20,461	—	—	6,707	—
Bank-issued trust preferred securities	—	4,644	—	—	3,989	—
Total available-for-sale securities	—	988,035	—	—	791,891	—
Equity investment securities	121	197	—	94	183	—
Derivative assets (a)	—	14,301	—	—	4,544	—
Liabilities:
Derivative liabilities (b)	$—	$20,223	$—	$—	$3,562	$—
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

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$28,300	$—	$—	$24,129
Other real estate owned ("OREO")	—	—	289	—	—	94

Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs. At September 30, 2019, impaired loans with an aggregate principal balance of $38.6 million were outstanding and reported at fair value of $28.3 million.  For the three and nine months ended September 30, 2019, Peoples recognized a reduction of $81,000 and an increase of $516,000 in the specific reserve on impaired loans, through the allowance for loan losses.
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$121,449	$121,449	$77,612	$77,612
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	4,395	4,897	4,403	4,896
Residential mortgage-backed securities	2	22,412	22,608	29,044	28,603
Commercial mortgage-backed securities	2	7,022	7,388	3,514	3,464
Total held-to-maturity securities		33,829	34,893	36,961	36,963
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	27,716	27,716	29,367	29,367
Federal Reserve Bank ("FRB") stock	2	13,310	13,310	12,294	12,294
Nonqualified deferred compensation	2	1,336	1,336	987	987
Other investment securities	2	365	365	60	60
Other investment securities (a)		42,727	42,727	42,708	42,708
Net loans	3	2,828,731	3,146,439	2,708,583	2,907,537
Loans held for sale	2	4,522	4,824	5,470	5,492
Bank owned life insurance	3	70,396	70,396	68,934	68,934
Servicing rights (b)	3	2,684	3,439	2,655	4,568
Liabilities:
Deposits	2	$3,357,202	$3,377,795	$2,955,465	$2,953,452
Short-term borrowings	2	288,150	289,776	356,198	349,994
Long-term borrowings	2	84,194	84,261	109,644	107,696
(a) Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities for 2019 and 2018, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.
(b) Included in other intangible assets on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.

 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-fixed-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash and due from banks is a reasonable estimate of fair value. (Level 1).
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  These financial assets and liabilities include the following: customer relationships, the deposit base, and other information required to compute Peoples’ aggregate fair value that are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Obligations of:
U.S. government sponsored agencies	$11,714	$431	$—	$12,145
States and political subdivisions	112,647	3,029	(63)	115,613
Residential mortgage-backed securities	826,797	11,230	(2,855)	835,172
Commercial mortgage-backed securities	20,432	137	(108)	20,461
Bank-issued trust preferred securities	4,696	122	(174)	4,644
Total available-for-sale securities	$976,286	$14,949	$(3,200)	$988,035
December 31, 2018
Obligations of:
States and political subdivisions	$88,358	$787	$(558)	$88,587
Residential mortgage-backed securities	705,289	2,720	(15,401)	692,608
Commercial mortgage-backed securities	6,812	—	(105)	6,707
Bank-issued trust preferred securities	4,196	75	(282)	3,989
Total available-for-sale securities	$804,655	$3,582	$(16,346)	$791,891

The unrealized losses related to residential mortgage-backed securities at September 30, 2019 and December 31, 2018, were attributed to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross gains realized	$97	$—	$157	$5
Gross losses realized	—	—	87	151
Net losses realized	$97	$—	$70	$(146)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2019
Obligations of:
States and political subdivisions	$—	$—	—	$2,632	$63	1	$2,632	$63
Residential mortgage-backed securities	176,740	1,267	41	110,378	1,588	42	287,118	2,855
Commercial mortgage-backed securities	—	—	—	2,481	108	3	2,481	108
Bank-issued trust preferred securities	—	—	—	1,826	174	2	1,826	174
Total	$176,740	$1,267	41	$117,317	$1,933	48	$294,057	$3,200
December 31, 2018
Obligations of:
States and political subdivisions	$10,173	$18	17	$19,918	$540	20	$30,091	$558
Residential mortgage-backed securities	47,562	226	50	517,335	15,175	170	564,897	15,401
Commercial mortgage-backed securities	—	—	—	6,707	105	3	6,707	105
Bank-issued trust preferred securities	—	—	—	1,718	282	2	1,718	282
Total	$57,735	$244	67	$545,678	$16,102	195	$603,413	$16,346

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis.  At September 30, 2019, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2019 and December 31, 2018 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At September 30, 2019, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $208,000 and $146,000, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2019 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$1,992	$9,722	$—	$11,714
States and political subdivisions	3,769	28,595	42,723	37,560	112,647
Residential mortgage-backed securities	1	1,703	66,677	758,416	826,797
Commercial mortgage-backed securities	—	15,858	989	3,585	20,432
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$3,770	$48,148	$124,807	$799,561	$976,286
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$2,053	$10,092	$—	$12,145
States and political subdivisions	3,774	28,917	44,334	38,588	115,613
Residential mortgage-backed securities	1	1,731	66,823	766,617	835,172
Commercial mortgage-backed securities	—	15,952	1,027	3,482	20,461
Bank-issued trust preferred securities	—	—	4,644	—	4,644
Total available-for-sale securities	$3,775	$48,653	$126,920	$808,687	$988,035
Total weighted-average yield	2.26%	2.52%	2.74%	2.83%	2.80%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Obligations of:
States and political subdivisions	$4,395	$502	$—	$4,897
Residential mortgage-backed securities	22,412	237	(41)	22,608
Commercial mortgage-backed securities	7,022	366	—	7,388
Total held-to-maturity securities	$33,829	$1,105	$(41)	$34,893
December 31, 2018
Obligations of:
States and political subdivisions	$4,403	$493	$—	$4,896
Residential mortgage-backed securities	29,044	191	(632)	28,603
Commercial mortgage-backed securities	3,514	—	(50)	3,464
Total held-to-maturity securities	$36,961	$684	$(682)	$36,963
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three and nine months ended September 30, 2019 and 2018.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2019
Residential mortgage-backed securities	$7,885	$14	1	$899	$27	1	$8,784	$41
Total	$7,885	$14	1	$899	$27	1	$8,784	$41
December 31, 2018
Residential mortgage-backed securities	$—	$—	—	$13,102	$632	5	$13,102	$632
Commercial mortgage-backed securities	—	—	—	3,464	50	1	3,464	50
Total	$—	$—	—	$16,566	$682	6	$16,566	$682
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2019.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$303	$—	$2,985	$1,107	$4,395
Residential mortgage-backed securities	—	—	3,842	18,570	22,412
Commercial mortgage-backed securities	—	404	3,868	2,750	7,022
Total held-to-maturity securities	$303	$404	$10,695	$22,427	$33,829
Fair value
Obligations of:
States and political subdivisions	$305	$—	$3,481	$1,111	$4,897
Residential mortgage-backed securities	—	—	3,916	18,692	22,608
Commercial mortgage-backed securities	—	410	4,208	2,770	7,388
Total held-to-maturity securities	$305	$410	$11,605	$22,573	$34,893
Total weighted-average yield	2.61%	2.29%	1.49%	2.82%	2.39%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheet consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock, and other equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2019	December 31, 2018
FHLB stock	$27,716	$29,367
FRB stock	13,310	12,294
Nonqualified deferred compensation	1,336	987
Equity investment securities	318	277
Other investment securities	365	60
Total other investment securities	$43,045	$42,985
Peoples redeemed FHLB stock in order to be in compliance with the requirements of the FHLB of Cincinnati, which totaled $1.5 million during the third quarter of 2019, $1.1 million during the second quarter of 2019, and $1.8 million during the first quarter of 2019. During the second quarter of 2019, Peoples acquired $2.8 million FHLB stock from the First Prestonsburg acquisition.
During the three and nine months ended September 30, 2019, Peoples recorded the change in the fair value of equity investment securities held at September 30, 2019 in other non-interest income, resulting in unrealized gains of $19,000 and

$42,000, respectively. During the three and nine months ended September 30, 2018, Peoples recorded the change in the fair value of equity investment securities held at September 30, 2018 in other non-interest income, resulting in an unrealized loss of $16,000 and an unrealized gain of $621,000, respectively. Net realized gains on sales of equity investment securities, included in other non-interest income during the first nine months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At September 30, 2019, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities and held-to-maturity securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2019	December 31, 2018

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$565,093	$429,987
Held-to-maturity	14,302	16,928

Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	49,911	60,058
Held-to-maturity	14,835	16,731

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$100,338	$124,013
Commercial real estate, other	659,103	632,200
Commercial real estate	759,441	756,213
Commercial and industrial	564,279	530,207
Residential real estate	308,964	296,860
Home equity lines of credit	92,910	93,326
Consumer, indirect	423,217	407,167
Consumer, direct	72,699	71,674
Consumer	495,916	478,841
Deposit account overdrafts	1,081	583
Total originated loans	$2,222,591	$2,156,030
Acquired loans:
Commercial real estate, construction	$4,435	$12,404
Commercial real estate, other	171,096	184,711
Commercial real estate	175,531	197,115
Commercial and industrial	43,961	35,537
Residential real estate	358,053	296,937
Home equity lines of credit	41,942	40,653
Consumer, indirect	67	136
Consumer, direct	8,171	2,370
Consumer	8,238	2,506
Total acquired loans	$627,725	$572,748
Total loans	$2,850,316	$2,728,778

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial real estate	$9,063	$11,955
Commercial and industrial	3,791	1,287
Residential real estate	24,361	20,062
Consumer	663	58
Total outstanding balance	$37,878	$33,362
Net carrying amount	$23,796	$22,475
Changes in the accretable yield for purchased credit impaired loans for the nine months ended September 30 were as follows:

(Dollars in thousands)	September 30, 2019	September 30, 2018
Balance, beginning of period	$8,955	$6,704
Reclassification from nonaccretable to accretable	199	2,019
Additions:
ASB Financial Corp.	—	2,047
First Prestonsburg Bancshares Inc.	3,860	—
Accretion	(1,763)	(1,392)
Balance, September 30	$11,251	$9,378
The fair value of newly acquired loans is determined at the time of acquisition and Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired purchased credit impaired loans, and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status, loans that have become past due and actual cash flows compared to the projected cash flows from the last re-estimation. Peoples evaluates these changes quarterly and compares the current status or activity to those at the previous cash flow re-estimation date, and the related materiality of the changes. As of September 30, 2019, these changes, when compared to the total loan portfolio and the factors at the last re-estimation date, would not have a material impact on amounts recorded since the last re-estimation. Peoples completed a re-estimation of cash flows on purchased credit impaired loans in August 2019, resulting in a reclassification from nonaccretable to accretable yield as shown in the table above.
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
Pledged Loans
Peoples pledges certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. The amount of loans pledged under this blanket collateral agreement totaled $485.8 million and $505.7 million at September 30, 2019 and December 31, 2018, respectively. Peoples also pledges commercial loans to secure borrowings with the FRB of Cleveland. The outstanding balances of these loans totaled $171.7 million and $180.9 million at September 30, 2019 and December 31, 2018, respectively.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	Nonaccrual Loans		Loans 90+ Days Past Due and Accruing
(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Originated loans:
Commercial real estate, construction	$—	$710	$—	$—
Commercial real estate, other	6,680	6,565	—	786
Commercial real estate	6,680	7,275	—	786
Commercial and industrial	1,120	1,673	298	—
Residential real estate	4,145	4,105	431	398
Home equity lines of credit	387	596	134	7
Consumer, indirect	771	480	—	—
Consumer, direct	53	56	—	—
Consumer	824	536	—	—
Total originated loans	$13,156	$14,185	$863	$1,191
Acquired loans:
Commercial real estate, construction	$230	$—	$—	$—
Commercial real estate, other	155	319	582	15
Commercial real estate	385	319	582	15
Commercial and industrial	95	36	274	18
Residential real estate	1,862	1,921	2,664	1,032
Home equity lines of credit	700	637	49	—
Consumer, direct	2	—	83	—
Total acquired loans	$3,044	$2,913	$3,652	$1,065
Total loans	$16,200	$17,098	$4,515	$2,256

The following table presents the aging of the recorded investment in past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2019
Originated loans:
Commercial real estate, construction	$—	$—	$—	$—	$100,338	$100,338
Commercial real estate, other	8	171	6,482	6,661	652,442	659,103
Commercial real estate	8	171	6,482	6,661	752,780	759,441
Commercial and industrial	429	175	1,279	1,883	562,396	564,279
Residential real estate	1,288	845	2,489	4,622	304,342	308,964
Home equity lines of credit	95	129	476	700	92,210	92,910
Consumer, indirect	2,719	484	215	3,418	419,799	423,217
Consumer, direct	292	42	6	340	72,359	72,699
Consumer	3,011	526	221	3,758	492,158	495,916
Deposit account overdrafts	—	—	—	—	1,081	1,081
Total originated loans	$4,831	$1,846	$10,947	$17,624	$2,204,967	$2,222,591
Acquired loans:
Commercial real estate, construction	$100	$317	$230	$647	$3,788	$4,435
Commercial real estate, other	473	290	724	1,487	169,609	171,096
Commercial real estate	573	607	954	2,134	173,397	175,531
Commercial and industrial	159	123	368	650	43,311	43,961
Residential real estate	1,270	1,020	3,252	5,542	352,511	358,053
Home equity lines of credit	681	42	706	1,429	40,513	41,942
Consumer, indirect	—	—	—	—	67	67
Consumer, direct	47	19	85	151	8,020	8,171
Consumer	47	19	85	151	8,087	8,238
Total acquired loans	$2,730	$1,811	$5,365	$9,906	$617,819	$627,725
Total loans	$7,561	$3,657	$16,312	$27,530	$2,822,786	$2,850,316

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2018
Originated loans:
Commercial real estate, construction	$—	$—	$710	$710	$123,303	$124,013
Commercial real estate, other	12	736	7,151	7,899	624,301	632,200
Commercial real estate	12	736	7,861	8,609	747,604	756,213
Commercial and industrial	1,678	3,520	1,297	6,495	523,712	530,207
Residential real estate	4,457	1,319	2,595	8,371	288,489	296,860
Home equity lines of credit	531	30	431	992	92,334	93,326
Consumer, indirect	3,266	488	165	3,919	403,248	407,167
Consumer, direct	308	50	42	400	71,274	71,674
Consumer	3,574	538	207	4,319	474,522	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$10,252	$6,143	$12,391	$28,786	$2,127,244	$2,156,030
Acquired loans:
Commercial real estate, construction	$511	$—	$—	$511	$11,893	$12,404
Commercial real estate, other	523	457	233	1,213	183,498	184,711
Commercial real estate	1,034	457	233	1,724	195,391	197,115
Commercial and industrial	111	13	18	142	35,395	35,537
Residential real estate	6,124	1,823	1,885	9,832	287,105	296,937
Home equity lines of credit	238	233	534	1,005	39,648	40,653
Consumer, indirect	—	—	—	—	136	136
Consumer, direct	23	6	—	29	2,341	2,370
Consumer	23	6	—	29	2,477	2,506
Total acquired loans	$7,530	$2,532	$2,670	$12,732	$560,016	$572,748
Total loans	$17,782	$8,675	$15,061	$41,518	$2,687,260	$2,728,778
Delinquency trends remained stable, as 99.0% of Peoples' portfolio was considered “current” at September 30, 2019, compared to 98.5% at December 31, 2018.
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
The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
September 30, 2019
Originated loans:
Commercial real estate, construction	$99,569	$—	$—	$—	$769	$100,338
Commercial real estate, other	626,042	22,003	11,058	—	—	659,103
Commercial real estate	725,611	22,003	11,058	—	769	759,441
Commercial and industrial	544,048	6,341	13,890	—	—	564,279
Residential real estate	19,489	177	16,214	226	272,858	308,964
Home equity lines of credit	1,429	—	—	—	91,481	92,910
Consumer, indirect	—	—	—	—	423,217	423,217
Consumer, direct	27	—	—	—	72,672	72,699
Consumer	27	—	—	—	495,889	495,916
Deposit account overdrafts	—	—	—	—	1,081	1,081
Total originated loans	$1,290,604	$28,521	$41,162	$226	$862,078	$2,222,591
Acquired loans:
Commercial real estate, construction	$2,766	$920	$749	$—	$—	$4,435
Commercial real estate, other	155,011	7,860	8,139	86	—	171,096
Commercial real estate	157,777	8,780	8,888	86	—	175,531
Commercial and industrial	39,127	1,049	3,785	—	—	43,961
Residential real estate	33,453	3,053	4,663	128	316,756	358,053
Home equity lines of credit	2,017	93	—	—	39,832	41,942
Consumer, indirect	—	—	—	—	67	67
Consumer, direct	13	—	—	—	8,158	8,171
Consumer	13	—	—	—	8,225	8,238
Total acquired loans	$232,387	$12,975	$17,336	$214	$364,813	$627,725
Total loans	$1,522,991	$41,496	$58,498	$440	$1,226,891	$2,850,316

	Pass Rated (Grades 1 - 4)	Special Mention (Grade 5)	Substandard (Grade 6)	Doubtful (Grade 7)	Not Rated	Total Loans
(Dollars in thousands)
December 31, 2018
Originated loans:
Commercial real estate, construction	$121,457	$—	$1,472	$—	$1,084	$124,013
Commercial real estate, other	612,099	10,898	9,203	—	—	632,200
Commercial real estate	733,556	10,898	10,675	—	1,084	756,213
Commercial and industrial	476,290	45,990	7,692	—	235	530,207
Residential real estate	14,229	500	11,971	409	269,751	296,860
Home equity lines of credit	453	—	—	—	92,873	93,326
Consumer, indirect	8	—	—	—	407,159	407,167
Consumer, direct	30	—	—	—	71,644	71,674
Consumer	38	—	—	—	478,803	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$1,224,566	$57,388	$30,338	$409	$843,329	$2,156,030
Acquired loans:
Commercial real estate, construction	$8,976	$1,795	$1,633	$—	$—	$12,404
Commercial real estate, other	169,260	7,241	8,114	96	—	184,711
Commercial real estate	178,236	9,036	9,747	96	—	197,115
Commercial and industrial	32,471	2,008	1,058	—	—	35,537
Residential real estate	17,370	1,938	2,033	137	275,459	296,937
Home equity lines of credit	33	—	—	—	40,620	40,653
Consumer, indirect	4	—	—	—	132	136
Consumer, direct	31	—	—	—	2,339	2,370
Consumer	35	—	—	—	2,471	2,506
Total acquired loans	$228,145	$12,982	$12,838	$233	$318,550	$572,748
Total loans	$1,452,711	$70,370	$43,176	$642	$1,161,879	$2,728,778
In the first nine months of 2019, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2018 mostly due to downgrades during the period combined with loans acquired in the First Prestonsburg merger, which were partially offset by paydowns on classified loans. At September 30, 2019, criticized loans, which are those categorized as special mention, substandard or doubtful, declined compared to the balance at December 31, 2018, largely due to the upgrade of two commercial relationships, partially offset by loans acquired in the First Prestonsburg merger.
At September 30, 2019, Peoples had a total of $1.9 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

Impaired Loans
The following table summarizes loans classified as impaired:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With Allowance	Without Allowance		Related Allowance
(Dollars in thousands)
September 30, 2019
Commercial real estate, construction	$780	$—	$693	$693	$—	$702	$1
Commercial real estate, other	15,093	4,754	9,755	14,509	475	13,764	369
Commercial real estate	15,873	4,754	10,448	15,202	475	14,466	370
Commercial and industrial	4,113	999	3,087	4,086	206	2,481	99
Residential real estate	25,447	381	26,582	26,963	47	23,312	1,065
Home equity lines of credit	1,433	416	1,019	1,435	43	1,329	61
Consumer, indirect	597	195	410	605	30	456	31
Consumer, direct	628	43	586	629	10	261	22
Consumer	1,225	238	996	1,234	40	717	53
Total	$48,091	$6,788	$42,132	$48,920	$811	$42,305	$1,648
December 31, 2018
Commercial real estate, construction	$2,376	$—	$2,376	$2,376	$—	$1,732	$74
Commercial real estate, other	15,464	274	14,946	15,220	119	14,043	455
Commercial real estate	17,840	274	17,322	17,596	119	15,775	529
Commercial and industrial	3,305	790	2,436	3,226	157	2,423	72
Residential real estate	25,990	644	24,034	24,678	154	22,769	1,134
Home equity lines of credit	2,291	424	1,869	2,293	73	1,832	109
Consumer, indirect	496	—	503	503	—	278	15
Consumer, direct	79	22	57	79	6	63	20
Consumer	575	22	560	582	6	341	35
Total	$50,001	$2,154	$46,221	$48,375	$509	$43,140	$1,879
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

The following table summarizes the loans that were modified as a TDR during the three months ended September 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2019
Originated loans:
Consumer, indirect	15	$205	$205	$205
Total originated loans	15	$205	$205	$205
Acquired loans:
Residential real estate	1	$70	$70	$70
Total acquired loans	1	$70	$70	$70
September 30, 2018
Originated loans:
Residential real estate	3	$87	$87	$87
Home equity lines of credit	4	533	533	531
Consumer, indirect	7	150	150	150
Total originated loans	14	$770	$770	$768
Acquired loans:
Residential real estate	3	$272	$272	$272
Home equity lines of credit	1	54	54	54
Total acquired loans	4	$326	$326	$326

(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period-end are not reported.

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$34
Residential real estate	3	437	440	434
Home equity lines of credit	4	139	139	137
Consumer, indirect	23	328	328	312
Consumer, direct	3	52	52	48
Consumer	26	380	380	360
Total originated loans	35	$994	$997	$965
Acquired loans:
Commercial real estate, other	3	$101	$76	$75
Commercial and industrial	5	1,557	1,557	1,510
Residential real estate	35	2,088	2,088	2,037
Home equity lines of credit	8	172	172	168
Consumer, direct	16	340	340	330
Total acquired loans	67	$4,258	$4,233	$4,120
September 30, 2018
Originated loans:
Residential real estate	9	$871	$871	$871
Home equity lines of credit	6	565	565	562
Consumer, indirect	26	454	454	420
Consumer, direct	5	27	27	18
Consumer	31	481	481	438
Total originated loans	46	$1,917	$1,917	$1,871
Acquired loans:
Commercial real estate, other	1	$50	$50	$47
Residential real estate	15	1,258	1,258	1,244
Home equity lines of credit	5	140	140	139
Total acquired loans	21	$1,448	$1,448	$1,430
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those acquired loans modified in a TDR during the year that subsequently defaulted (i.e., were 90 days or more past due following a modification) during the nine-month periods ended September 30:

	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Loan Losses
Acquired loans:
Home equity lines of credit	—	$—	$—	1	$10	$—
Consumer, direct	2	35	—	—	—	—
Total	2	$35	$—	1	$10	$—
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
Allowance for Originated Loan Losses
Changes in the allowance for originated loan losses for the nine months ended September 30 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
Balance, January 1, 2019	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659
Charge-offs	(153)	(324)	(257)	(45)	(1,266)	(150)	(632)	(2,827)
Recoveries	98	2,093	220	10	229	45	157	2,852
Net (charge-offs) recoveries	(55)	1,769	(37)	(35)	(1,037)	(105)	(475)	25
Provision for (recovery of) loan losses	518	(785)	(15)	(16)	1,070	93	522	1,387
Balance, September 30, 2019	$8,466	$7,162	$1,162	$567	$3,247	$339	$128	$21,071

Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(293)	(67)	(1,967)	(297)	(731)	(4,242)
Recoveries	58	10	98	12	403	114	160	855
Net charge-offs	(791)	(28)	(195)	(55)	(1,564)	(183)	(571)	(3,387)
Provision for loan losses	960	353	290	70	2,043	114	596	4,426
Balance, September 30, 2018	$7,966	$6,138	$999	$708	$3,423	$395	$95	$19,724
The increase in the allowance for loan losses allocated to commercial real estate recorded during the first nine months of 2019 was driven by an increase in the allowance needed for loans individually evaluated for impairment combined with loan growth. The decline in the allowance for loan losses allocated to residential real estate recorded during the first nine months of 2019 was driven by a decrease in the allowance needed for loans individually evaluated for impairment which was offset partially by loan growth. The changes in the commercial and industrial, consumer indirect and consumer direct categories of the allowance for originated loan losses and the related provision for originated loan losses recorded during the nine months of 2019 were driven by net charge-off activity and increases in the size of the respective loan portfolios.

The following table details the recorded investment and allowance for originated loan losses disaggregated based on impairment method:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
September 30, 2019
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$475	$206	$47	$43	$30	$10	$—	$811
Loans collectively evaluated for impairment	7,991	6,956	1,115	524	3,217	329	128	20,260
Ending balance	$8,466	$7,162	$1,162	$567	$3,247	$339	$128	$21,071

Recorded investment in:
Loans individually evaluated for impairment	$15,202	$4,086	$26,963	$1,435	$605	$629	$—	$48,920
Loans collectively evaluated for impairment	744,239	560,193	282,001	91,475	422,612	72,070	1,081	2,173,671
Ending balance	$759,441	$564,279	$308,964	$92,910	$423,217	$72,699	$1,081	$2,222,591

December 31, 2018
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$119	$157	$154	$73	$—	$6	$—	$509
Loans collectively evaluated for impairment	7,884	6,021	1,060	545	3,214	345	81	19,150
Ending balance	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659

Recorded investment in:
Loans individually evaluated for impairment	$17,596	$3,226	$24,678	$2,293	$503	$79	$—	$48,375
Loans collectively evaluated for impairment	738,617	526,981	272,182	91,033	406,664	71,595	583	2,107,655
Ending balance	$756,213	$530,207	$296,860	$93,326	$407,167	$71,674	$583	$2,156,030

September 30, 2018
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$91	$191	$40	$83	$140	$32	$—	$577
Loans collectively evaluated for impairment	7,875	5,947	959	625	3,283	363	95	19,147
Ending balance	$7,966	$6,138	$999	$708	$3,423	$395	$95	$19,724

Recorded investment in:
Loans individually evaluated for impairment	$18,375	$2,185	$25,147	$2,270	$527	$77	$—	$48,581
Loans collectively evaluated for impairment	715,907	508,406	274,621	90,622	396,174	72,524	649	2,058,903
Ending balance	$734,282	$510,591	$299,768	$92,892	$396,701	$72,601	$649	$2,107,484

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
The following table presents activity in the allowance for loan losses for acquired loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-impaired loans:
Balance, beginning of period	$380	$—	$383	$—
Charge-offs	—	—	(3)	—
Balance, end of period	$380	$—	$380	$—

Purchased credit impaired loans:
Balance, beginning of period	$153	$108	$153	$108
(Recovery of) provision for loan losses	(19)	47	(19)	47
Balance, end of period	$134	$155	$134	$155
Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$65,000	2.18%	$85,000	2.05%
FHLB amortizing, fixed-rate advances	11,785	1.77%	17,361	2.09%
Junior subordinated debt securities	7,409	7.29%	7,283	7.83%
Total long-term borrowings	$84,194	2.57%	$109,644	2.44%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first nine months of 2019, no additional borrowings were entered into, and three long-term FHLB non-amortizing advances totaling $25.0 million were reclassified to short-term borrowings as the maturity became less than one year.
As of September 30, 2019, Peoples had one remaining FHLB putable option-based advance. The FHLB has the option, at its sole discretion, to terminate the advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples prior to the stated maturity. If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. Peoples is required to make quarterly interest payments.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with remaining maturities ranging from seven to twelve years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Three months ending December 31, 2019	$1,071	1.87%
Year ending December 31, 2020	2,555	1.35%
Year ending December 31, 2021	21,979	1.74%
Year ending December 31, 2022	16,521	1.95%
Year ending December 31, 2023	1,157	1.08%
Thereafter	40,911	3.40%
Total long-term borrowings	$84,194	2.57%
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
Peoples replaced the RBJ Credit Agreement with a short-term revolving line of credit. On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2019:

	Common Stock	Treasury Stock
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Release of restricted common shares	—	19,174
Cancellation of restricted common shares	—	10,240
Grant of restricted common shares	—	(133,926)
Grant of common shares	—	(5,130)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,497
Disbursed out of treasury stock	—	(2,187)
Common shares repurchased under share repurchase program	—	14,175
Common shares issued under dividend reinvestment plan	19,266	—
Common shares issued under compensation plan for Boards of Directors	—	(5,103)
Common shares issued under employee stock purchase plan	—	(10,287)
Issuance of common shares related to the merger with First Prestonsburg Bancshares Inc.	1,005,478	—
Shares at September 30, 2019	21,149,122	493,742
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2019, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during 2019 and the comparable period of 2018:

	2019	2018
First quarter	$0.30	$0.26
Second quarter	0.34	0.28
Third quarter	0.34	0.28
Fourth quarter	0.34	0.30
Total dividends declared	$1.32	$1.12

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2019:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(55)	—	—	(55)
Other comprehensive income (loss), net of reclassifications and tax	19,422	46	(5,391)	14,077
Balance, September 30, 2019	$9,285	$(3,665)	$(4,531)	$1,089
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

The following tables detail the components of the net periodic cost for the plans described above:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest cost	$109	$104	$328	$314
Expected return on plan assets	(195)	(147)	(586)	(440)
Amortization of net loss	19	29	58	84
Settlement of benefit obligation	—	176	—	176
Net periodic (income) loss	$(67)	$162	$(200)	$134

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest cost	$1	$—	$3	$2
Amortization of prior service cost	—	—	(1)	—
Amortization of net gain	(2)	(1)	(4)	(4)
Net periodic income	$(1)	$(1)	$(2)	$(2)
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
Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2019	2018	2019	2018
Distributed earnings allocated to common shareholders	$6,941	$5,409	$19,652	$15,532
Undistributed earnings allocated to common shareholders	7,828	7,246	18,900	16,638
Net earnings allocated to common shareholders	$14,769	$12,655	$38,552	$32,170

Weighted-average common shares outstanding	20,415,245	19,325,457	20,023,271	18,875,290
Effect of potentially dilutive common shares	180,524	141,408	155,363	128,797
Total weighted-average diluted common shares outstanding	20,595,769	19,466,865	20,178,634	19,004,087

Earnings per common share:
Basic	$0.72	$0.65	$1.93	$1.70
Diluted	$0.72	$0.65	$1.91	$1.69
Anti-dilutive common shares excluded from calculation:
Restricted shares	844	5,541	720	2,193

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivatives are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2019, Peoples had entered into sixteen interest rate swap contracts with an aggregate notional value of $150.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered certificates of deposit, which will continue to be rolled through the life of the swaps. Amounts reported in accumulated other comprehensive income (loss) ("AOCI"), related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and nine months ended September 30, 2019, Peoples had reclassifications of gains to interest expense of $30,000 and $183,000, respectively, and during the three and nine months ended September 30, 2018, Peoples had reclassifications of gains to interest expense of $2,000 and $18,000, respectively.
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
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Notional amount	$150,000	$110,000
Weighted average pay rates	2.22%	2.37%
Weighted average receive rates	1.53%	2.57%
Weighted average maturity	5.7 years	6.2 years
Pre-tax unrealized gains included in AOCI	$5,736	$860

The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Income related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Amount of loss (gain) recognized in AOCI, pre-tax	$1,796	$(651)	$6,457	$(2,558)
Amount of (loss) gain recognized in earnings	$—	$—	$(19)	$30
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$20,000	$105	$60,000	$2,093
Total included in other assets	$20,000	$105	$60,000	$2,093

Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$130,000	$6,026	$50,000	$1,111
Total included in accrued expenses and other liabilities	$130,000	$6,026	$50,000	$1,111
Peoples had $21.2 million and no amount of cash pledged at September 30, 2019 and December 31, 2018, respectively, against interest rate swaps related to debt; however, the counterparties had pledged no amount of cash and $130,000, respectively, at those dates.
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative. Peoples had interest rate swaps associated with commercial loans with a gross notional value of $590.0 million and fair value of $14.2 million of equally offsetting assets and liabilities at September 30, 2019, and a gross notional value of $453.4 million and fair value of $2.5 million of equally offsetting assets and liabilities at December 31, 2018. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$295,070	$14,197	$226,662	$2,451
Total included in other assets	$295,070	$14,197	$226,662	$2,451

Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$295,070	$14,197	$226,662	$2,451
Total included in accrued expenses and other liabilities	$295,070	$14,197	$226,662	$2,451
Peoples had no cash pledged against interest rate swaps related to commercial loans.

Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common stock awards, stock appreciation rights ("SARs"), performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2018 and 2019, the Board of Directors granted unrestricted common shares to non-employee directors and to full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. Restrictions on restricted common shares awarded to employees typically expire after periods ranging from one to three years. In the first nine months of 2019, Peoples granted an aggregate of 117,773 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first nine months of 2019, Peoples granted, to certain key employees, an aggregate of 16,153 restricted common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2019:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	43,679	$29.64	175,772	$31.08
Awarded	16,153	31.35	117,773	32.20
Released	22,750	24.70	33,400	17.86
Forfeited	4,852	35.87	5,388	33.17
Outstanding at September 30	32,230	$33.05	254,757	$33.29

For the nine months ended September 30, 2019, the total intrinsic value for restricted common shares released was $1.8 million compared to $3.2 million for the nine months ended September 30, 2018.
Performance Unit Awards
Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to individuals who were then serving as officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. As of September 30, 2019, one of seven performance unit awards had been forfeited as one of the individuals granted a performance unit award left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted cover the performance period beginning January 1, 2018 and ending on December 31, 2019, and are subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related company-specific target performance goal is achieved. The remaining 75% of the performance units subject to each award will vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. If, for the performance period, the target level of achievement for the first performance goal and/or the maximum level of achievement for the second performance goal is not reached, the dollar amount represented by the performance units associated with each performance goal will be adjusted to reflect the level of performance achieved. After the vesting date, the participant will receive that number of common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units are deemed to have vested (which will be the last day of the performance period) and rounded down to the nearest whole common share.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Total stock-based compensation expense	$950	$579	$3,088	$2,089
Recognized tax benefit	(199)	(122)	(648)	(439)
Net expense recognized	$751	$457	$2,440	$1,650
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three and nine months ended September 30, 2019 and 2018. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.3 million at September 30, 2019, which will be recognized over a weighted-average period of 2.0 years. On February 14, 2018, an aggregate of 11,112 unrestricted common shares were granted as a one-time special award to all full-time and part-time employees who did not already participate in the 2006 Equity Plan, with a related stock-based compensation expense of $388,000 being recognized. On June 3, 2019, an aggregate of 880 unrestricted common shares were granted as a one-time special award to all full-time and part-time First Prestonsburg employees, with a related stock-based compensation expense of $27,000 being recognized. For the three and nine months ended September 30, 2019, Peoples recorded $46,000 and $96,000, respectively, of stock-based compensation associated with the performance unit awards and for the three and nine months ended September 30, 2018 recorded $62,000 and $188,000, respectively. Additionally, Peoples recognized $16,000 and $48,000 of stock-based compensation associated with the employee stock purchase plan, based on purchases by employees thereunder, in the three and nine months ended September 30, 2019, respectively, and $15,000 and $44,000 for the three and nine months ended September 30, 2018, respectively.
Unrestricted common shares awarded to non-employee directors are included as a component of Peoples' other non-interest expense. On January 31, 2019, Peoples granted to non-employee directors, an aggregate of 3,200 unrestricted common shares, which resulted in an additional $102,000 of stock-based compensation expense being recognized. On January 31, 2018, Peoples granted, to non-employee directors, an aggregate of 3,600 unrestricted common shares, which resulted in an additional $128,000 of stock-based compensation expense being recognized.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,173	$3,159	$9,512	$9,541
Fees related to third-party administration services (a)	140	131	486	423
Performance-based commissions (b)	73	98	1,495	1,448
Trust and investment income (a)	3,205	3,110	9,718	9,410
Electronic banking income:
Interchange income (a)	2,842	2,464	8,032	7,248
Promotional and usage income (a)	735	426	1,799	1,212
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,049	691	2,813	2,012
Transactional-based fees (b)	2,184	1,961	5,738	5,148
Commercial loan swap fees (b)	772	355	1,434	617
Other non-interest income transactional-based fees (b)	174	228	598	772
Total	$14,347	$12,623	$41,625	$37,831

Timing of revenue recognition:
Services transferred over time	$11,144	$9,981	$32,360	$29,846
Services transferred at a point in time	3,203	2,642	9,265	7,985
Total	$14,347	$12,623	$41,625	$37,831
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
The following table details the change in Peoples' contract assets and contract liabilities for the period ended September 30, 2019:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2019	$207	$5,055
Additional income receivable	324	—
Additional deferred income	—	4,468
Receipt of income previously receivable	(11)	—
Recognition of income previously deferred	—	(4,211)
Balance, September 30, 2019	$520	$5,312

Note 12 Acquisitions

On April 12, 2019, Peoples completed the merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg"). First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operates nine full-service branches located in eastern and central Kentucky, merged into Peoples Bank. Consideration of $32.4 million was paid by Peoples in the form of 12.512 Peoples common shares to shareholders of First Prestonsburg for each share of First Prestonsburg common stock they owned, which resulted in the issuance of 1,005,478 Peoples common shares. In addition, immediately prior to the closing of the merger, First Prestonsburg paid a special cash distribution of $140.30 per share (for an aggregate amount of $11.3 million) which was deemed part of the total consideration to its shareholders. As a result, First Prestonsburg shareholders received total consideration of $43.7 million.

The following table provides the preliminary purchase price calculation as of the date of acquisition for the First Prestonsburg acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)
Consideration
Common shares	80,362
Number of common shares of Peoples issued for each common share of acquired company	12.512
Price per Peoples common share, based on closing date	$32.26
Common share consideration	$32,437

Net Assets at Fair Value
Assets
Cash and due from banks	$5,016
Interest-bearing deposits in other banks	2,797
Total cash and cash equivalents	7,813
Available-for-sale investment securities	136,596
Other investment securities	3,077
Total investment securities	139,673
Loans	129,365
Bank premises and equipment, net of accumulated depreciation	7,597
Other intangible assets	4,234
Other assets	2,207
Total assets	$290,889
Liabilities
Deposits:
Non-interest-bearing	$40,089
Interest-bearing	217,151
Total deposits	257,240
Short-term borrowings	14,400
Accrued expenses and other liabilities	2,061
Total liabilities	$273,701
Net assets	$17,188
Goodwill	$15,249

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2019, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value at September 30, 2019 from balances reported at June 30, 2019:

(Dollars in thousands)	Change in Fair Value
Net Assets
Cash and cash equivalents	$17
Total investment securities	(1,053)
Loans	(1,042)
Bank premises and equipment, net of accumulated depreciation	(658)
Other assets	(470)
Accrued expenses and other liabilities	(4)
Change in Goodwill	(3,202)
Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands)	First Prestonsburg
Non-impaired Loans
Contractual cash flows	$168,729
Nonaccretable difference	19,745
Expected cash flows	148,984
Accretable yield	28,269
Fair value	$120,715
Credit Impaired Loans
Contractual cash flows	$17,847
Nonaccretable difference	5,337
Expected cash flows	12,510
Accretable yield	3,860
Fair value	$8,650
Peoples recorded non-interest expense related primarily to the First Prestonsburg acquisition of $199,000 and $7.2 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2019, total non-interest income included gains of $10,000 and losses of $243,000, respectively, associated with the First Prestonsburg merger. For the three and nine months ended September 30, 2019, salaries and employee benefit costs included $68,000 and $2.4 million, respectively, related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion. Professional fees related to the acquisition included a reversal of expense of $6,000 for the three months ended September 30, 2019, and expense of $614,000 for the nine months ended September 30, 2019, and other non-interest expenses included $93,000 and $3.9 million (mainly contract termination fees) for the three and nine months ended September 30, 2019, respectively.

Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At September 30, 2019, Peoples did not have any finance leases or any significant lessor agreements.
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
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Income:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease expense	$192	815
Short-term lease expense	113	170
Total lease expense	$305	$985

The following table details the right-of-use asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	September 30, 2019
Right-of-use asset:
Other assets	$6,581
Lease liability:
Accrued expenses and other liabilities	$6,774
Other information:
Weighted-average remaining lease term	13.3 years
Weighted-average discount rate	2.18%
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Three months ending December 31, 2019	$5
Year ending December 31, 2020	81
Year ending December 31, 2021	131
Year ending December 31, 2022	654
Year ending December 31, 2023	59
Thereafter	5,844
Total lease liability	$6,774

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Data (a)
Total interest income	$43,609	$39,631	$127,806	$110,626
Total interest expense	7,855	6,307	22,089	15,135
Net interest income	35,754	33,324	105,717	95,491
Provision for loan losses	1,005	1,302	1,368	4,473
Net gain (loss) on investment securities	97	—	70	(146)
Net (loss) gain on asset disposals and other transactions	(78)	12	(553)	(319)
Total non-interest income excluding net gains and losses	16,374	14,341	47,594	43,042
Total non-interest expense	32,993	30,829	103,729	95,021
Net income	14,868	12,725	38,835	32,358
Balance Sheet Data (a)
Total investment securities	$1,064,909	$874,159	$1,064,909	$874,159
Loans, net of deferred fees and costs ("total loans")	2,850,316	2,707,727	2,850,316	2,707,727
Allowance for loan losses	21,585	19,879	21,585	19,879
Goodwill and other intangible assets	179,126	163,401	179,126	163,401
Total assets	4,396,148	4,003,089	4,396,148	4,003,089
Non-interest-bearing deposits	677,232	617,447	677,232	617,447
Other interest-bearing deposits	2,417,740	2,423,676	2,417,740	2,423,676
Brokered certificates of deposits	262,230	265,258	262,230	265,258
Short-term borrowings	288,150	296,830	288,150	296,830
Junior subordinated debentures held by subsidiary trust	7,409	7,239	7,409	7,239
Other long-term borrowings	84,194	111,099	84,194	111,099
Total stockholders' equity	588,533	504,290	588,533	504,290
Tangible assets (b)	4,217,022	3,839,688	4,217,022	3,839,688
Tangible equity (b)	409,407	340,889	409,407	340,889
Per Common Share Data (a)
Earnings per common share – basic	$0.72	$0.65	$1.93	$1.70
Earnings per common share – diluted	0.72	0.65	1.91	1.69
Cash dividends declared per common share	0.34	0.28	0.98	0.82
Book value per common share (c)	28.43	25.79	28.43	25.79
Tangible book value per common share (b)(c)	$19.78	$17.44	$19.78	$17.44
Weighted-average number of common shares outstanding – basic	20,415,245	19,325,457	20,023,271	18,875,290
Weighted-average number of common shares outstanding – diluted	20,595,769	19,466,865	20,178,634	19,004,087
Common shares outstanding at end of period	20,700,630	19,550,014	20,700,630	19,550,014
Closing stock price at end of period	$31.81	$35.03	$31.81	$35.03

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Significant Ratios (a)
Return on average stockholders' equity (d)	10.11%	10.06%	9.31%	8.97%
Return on average tangible equity (d)(e)	15.35%	15.73%	14.14%	14.09%
Return on average assets (d)	1.37%	1.26%	1.24%	1.13%
Return on average assets adjusted for non-core items (d)(f)	1.38%	1.33%	1.44%	1.31%
Average stockholders' equity to average assets	13.53%	12.55%	13.34%	12.58%
Average total loans to average deposits	84.99%	90.47%	86.83%	89.11%
Net interest margin (d)(g)	3.66%	3.68%	3.74%	3.69%
Efficiency ratio (h)	61.10%	62.58%	65.71%	66.48%
Efficiency ratio adjusted for non-core items (i)	60.72%	60.80%	61.03%	61.41%
Pre-provision net revenue to total average assets (j)	1.76%	1.67%	1.59%	1.52%
Dividend payout ratio	47.35%	43.00%	51.35%	48.55%
Total investment securities as percentage of total assets (c)	24.22%	21.84%	24.22%	21.84%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (c)(k)	0.73%	0.67%	0.73%	0.67%
Nonperforming assets as a percent of total assets (c)(k)	0.48%	0.46%	0.48%	0.46%
Nonperforming assets as a percent of total loans and OREO (c)(k)	0.74%	0.67%	0.74%	0.67%
Criticized loans as a percent of total loans (c)(l)	3.52%	4.38%	3.52%	4.38%
Classified loans as a percent of total loans (c)(m)	2.07%	1.81%	2.07%	1.81%
Allowance for loan losses as a percent of total loans (c)	0.76%	0.73%	0.76%	0.73%
Allowance for loan losses as a percent of nonperforming loans (c)(k)	104.20%	109.71%	104.20%	109.71%
Provision for loan losses as a percent of average total loans	0.14%	0.19%	0.07%	0.23%
Net charge-offs (recoveries) as a percentage of average total loans	0.11%	0.10%	—%	0.18%
Capital Information (a)(c)
Common equity tier 1 capital ratio (n)	14.19%	13.29%	14.19%	13.29%
Tier 1 risk-based capital ratio	14.45%	13.55%	14.45%	13.55%
Total risk-based capital ratio (tier 1 and tier 2)	15.18%	14.27%	15.18%	14.27%
Leverage ratio	10.28%	9.69%	10.28%	9.69%
Common equity tier 1 capital	$417,468	$367,537	$417,468	$367,537
Tier 1 capital	424,877	374,776	424,877	374,776
Total capital (tier 1 and tier 2)	446,462	394,655	446,462	394,655
Total risk-weighted assets	$2,941,193	$2,764,951	$2,941,193	$2,764,951
Total stockholders' equity to total assets	13.39%	12.60%	13.39%	12.60%
Tangible equity to tangible assets (b)	9.71%	8.88%	9.71%	8.88%

(a)	Reflects the impact of the acquisition of First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019, and of ASB Financial Corp. ("ASB") beginning April 13, 2018.

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

(e)
Return on average tangible equity represents a non-US GAAP financial measures since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Return on Average Tangible Equity Ratio (non-US GAAP).”

(f)
Return on average assets adjusted for non-core items represents a non-US GAAP financial measure since it excludes the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and/or losses, acquisition-related expenses, and pension settlement charges included in earnings. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)."

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

Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio (non-US GAAP).”

(i)
The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, acquisition-related expenses, and pension settlement charges included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio (non-US GAAP).”

(j)
Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions.  Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue (non-US GAAP).”

(k)	Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.

(l)	Includes loans categorized as special mention, substandard and doubtful.

(m)	Includes loans categorized as substandard and doubtful.

(n)	Peoples' capital conservation buffer was 7.18% at September 30, 2019 and 6.27% at September 30, 2018, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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

(2)	risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;

(3)	Peoples' ability to identify, acquire, or integrate suitable strategic acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(4)
competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, which can in turn impact Peoples' credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;

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

(8)
local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and the relationship of the U.S. and its global trading partners) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;

(9)	the existence or exacerbation of general geopolitical instability and uncertainty;

(10)	changes in policy and other regulatory and legal developments, and uncertainty or speculation pending the enactment of such changes;

(11)	Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

(12)
changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs and customer creditworthiness generally, which may be less favorable than expected and adversely impact the amount of interest income generated;

(13)
adverse changes in economic conditions and/or activities, including, but not limited to, slowing or reversal of the current U.S. economic expansion, continued economic uncertainty in the U.S., the European Union (including the uncertainty surrounding the actions to be taken to implement the referendum by British voters to exit the European Union), Asia, and other areas, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;

(14)	deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;

(15)	Peoples may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral;

(16)
changes in accounting standards, policies, estimates or procedures, including the extent to which the new current expected credit loss rule issued by the Financial Accounting Standard Board in June 2016, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, may adversely affect Peoples' reported financial condition or results of operations;

(17)	Peoples' assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;

(18)	the discontinuation of the London Inter-Bank Offered Rate and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;

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

(31)
the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cyber attacks, system failures, civil unrest, military or terrorist activities or international conflicts;

(32)
the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;

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
Peoples offers diversified financial products and services through 89 locations, including 79 full-service bank branches, and 86 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, west central West Virginia, and central and eastern Kentucky through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank is must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2019, which were unchanged from the policies disclosed in Peoples’ 2018 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦	During the third quarter of 2019, Peoples repurchased 14,175 of its common shares through its share repurchase program for a total of $431,000.

◦
On August 22, 2019, Peoples Risk Management, Inc., a wholly-owned subsidiary of Peoples, was formed. Peoples Risk Management, Inc. is a Nevada-based captive insurance company which insures against certain risks unique to the operations of Peoples and for which insurance may not be currently available or economically feasible. Peoples Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among all participants. Peoples Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

◦
During the third quarter of 2019, Peoples incurred $189,000 of acquisition-related costs, compared to $7.0 million in the second quarter of 2019, and $674,000 in the third quarter of 2018. During the first nine months of 2019, Peoples incurred $7.5 million of acquisition-related costs, compared to $7.1 million during the first nine months of 2018. The acquisition-related costs in 2019 and 2018 were primarily related to the First Prestonsburg and ASB acquisitions, respectively, and were primarily related to fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired.

◦
During the third quarter of 2019, Peoples entered into $10.0 million of interest rate swaps, with a notional value in the aggregate of $10.0 million, which became effective immediately and will mature in 2029, with an interest rate of 1.44%. During the second quarter of 2019, Peoples entered into $30.0 million of interest rate swaps, with a notional value in the aggregate of $30.0 million, which became effective immediately and will mature between 2023 and 2026, with interest rates ranging from 1.89% to 1.91%. For additional information regarding Peoples' interest rate swaps, refer to "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

◦
During the third quarter of 2019, Peoples reported that it will be closing one full-service bank branch located in Kentucky and one full-service bank branch located in West Virginia. During the second quarter of 2019, Peoples closed one full-service bank branch located in West Virginia when the lease expired in June 2019. During the first quarter of 2019, Peoples closed one insurance office located in Ohio when the lease for the location expired at the end of January 2019 and one full-service bank branch located in West Virginia when the lease for the location expired in March 2019. Most employees at the closed locations were relocated to other branches or offices.

◦
On April 22, 2019, Peoples Bank signed an agreement to open a Federal Funds liquidity facility with Canadian Imperial Bank of Commerce, which either party may cancel at any time. The $20.0 million line increases Peoples Bank's contingent liquidity funding and will serve to help manage Peoples Bank's daily liquidity needs. As of September 30, 2019, Peoples Bank had not borrowed under the agreement.

◦
On April 12, 2019, Peoples completed the previously-announced merger with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total consideration of $43.7 million in the merger, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to shareholders of First Prestonsburg prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares by Peoples. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after preliminary fair value adjustments. Peoples also recorded $4.2 million of other intangible assets and $15.2 million of goodwill. These amounts reflect information available through the date of the filing of this Quarterly

Report on Form 10-Q. Refer to "Note 12 Acquisitions" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

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

◦
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016 between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), which provided for a revolving line of credit in the maximum aggregate principal amount of $15.0 million.

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

◦
Peoples incurred $176,000 and $91,000 in pension settlement costs during the third and fourth quarters of 2018, respectively, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such costs during the first, second or third quarters of 2019 or the first or second quarters of 2018.

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

◦
The Federal Reserve Board began raising interest rates in December 2015 when the Federal Funds effective target range was 0.00% to 0.25%. The last increase was in December 2018, resulting in a target range of 2.25% to 2.50%. The Federal Reserve Board lowered interest rates once in July 2019 and again in September 2019, resulting in a Federal Funds Target Rate of 1.75% to 2.00% by the end of the third quarter. The Federal Funds futures market suggests the Federal Reserve Board will cut interest rates again before the end of 2019. The impact of trade tariffs, coupled with recent weakness in the manufacturing sector, have given rise to concerns of a slowdown of the US economy, which could potentially lead to additional interest rate cuts in 2020.

The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income of $14.9 million for the third quarter of 2019, representing earnings per diluted common share of $0.72, compared to $9.6 million, or $0.46 per diluted common share, for the second quarter of 2019, and $12.7 million, or $0.65 per diluted share, for the third quarter of 2018. Acquisition-related costs negatively impacted earnings per diluted common share by $0.01 per share during the third quarter of 2019, and $0.28 per share during the second quarter of 2019. During the third quarter of 2018, earnings per diluted common share were negatively impacted by $0.03 per share in acquisition-related costs and $0.01 per share for pension settlement charges.
During the first nine months of 2019, net income was $38.8 million, or $1.91 per diluted share, compared to $32.4 million, or $1.69 per diluted common share, for the same period in 2018. The increased earnings were primarily due to increases in net interest income, deposit account service charges, and electronic banking income, which were partially offset by increased salaries and employee benefit costs, and other non-interest expenses, which were impacted by the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018. Acquisition-related costs negatively impacted earnings per diluted common share by $0.29 during the first nine months of 2019, and $0.28 per share during the first nine months of 2018. Earnings per diluted common share for the first nine months of 2018 were also negatively impacted by $0.01 per share for pension settlement charges, which was offset by an additional $0.04 per share provided by the release of a tax valuation allowance.
Net interest income was $35.8 million for the third quarter of 2019, down 1% compared to $36.0 million for the second quarter of 2019, and an increase of 7% compared to $33.3 million for the third quarter of 2018. Net interest margin was 3.66% for the third quarter of 2019, compared to 3.77% for the second quarter of 2019, and 3.68% for the third quarter of 2018. The decline in net interest income and net interest margin compared to the linked quarter was driven by lower yields on loans, combined with slightly higher deposit costs. The increase in net interest income compared to the third quarter of 2018, which was impacted by the acquired First Prestonsburg loans and deposits, was driven by higher yields on loans, combined with higher loan balances, partially offset by higher interest expense on deposits.
Accretion income, net of amortization expense, from acquisitions was $1.2 million for the third and second quarters of 2019, and $612,000 for the third quarter of 2018, which added 12 basis points, 13 basis points, and 7 basis points, respectively, to net interest margin. The increase in net accretion income compared to the third quarter of 2018 was due to the First Prestonsburg acquisition.
For the first nine months of 2019, net interest income was $105.7 million, and net interest margin was 3.74%, compared to $95.5 million and 3.69%, respectively, for the same period in 2018. The increases were driven by higher interest income on loans due to a combination of loan growth, which was primarily the result of the First Prestonsburg and ASB acquisitions, and higher yields from interest rate increases. Interest income on loans outpaced interest expense from deposits, which increased primarily due to higher rates paid on deposits, combined with additional interest expense related to the recent acquisitions. The first nine months of 2018 benefited from proceeds of $588,000 received on an investment security that had been previously written down due to other-than-temporary impairment ("OTTI"), which added 2 basis points to net interest margin. Peoples recorded no similar proceeds during the first nine months of 2019.
Accretion income, net of amortization expense, from acquisitions was $3.1 million for the first nine months of 2019 and $1.7 million for the first nine months of 2018, which added 11 basis points and 7 basis points, respectively, to net interest margin. The growth in net accretion income compared to the first nine months of 2018 was largely due to the First Prestonsburg acquisition and, to a lesser extent, the ASB acquisition.

During the third quarter of 2019, Peoples recorded a provision for loan losses of $1.0 million, compared to $626,000 for the second quarter of 2019 and $1.3 million for the third quarter of 2018. Net charge-offs for the third quarter of 2019 were $777,000, or 0.11% of average total loans, compared to $208,000, or 0.03% of average total loans, for the linked quarter and $687,000, or 0.10% of average total loans, for the third quarter of 2018. The provision for loan losses during the current quarter was driven by higher net charge-offs and originated loan growth. The provision for loan losses during the first nine months of 2019 was $1.4 million, compared to $4.5 million for the first nine months of 2018. Net recoveries for the first nine months of 2019 were $22,000, compared to net charge-offs of $3.4 million, or 0.18% of average total loans, for the first nine months of 2018. The first nine months of 2019 included a $1.8 million recovery recorded on a previously charged-off commercial loan. The first nine months of 2018 included a charge-off of $827,000 on an acquired commercial loan relationship.
For the third quarter of 2019, total non-interest income was up $1.1 million, or 7%, compared to the second quarter of 2019 and was up $2.0 million, or 14%, from the third quarter of 2018. Compared to the second quarter of 2019, electronic banking income was up $310,000, or 9%, income from deposit account service charges increased $256,000, or 9%, commercial loan swap fee income was up $256,000, or 50%, and mortgage banking income increased $204,000, or 20%. These increases were partially offset by a decline of $196,000, or 6%, in trust and investment income, and a decline of $100,000, or 3%, in insurance income. The increase in total non-interest income from the third quarter of 2018 was driven by increases in all non-interest income categories, with the exception of bank owned life insurance and insurance income, which had slight decreases.
For the first nine months of 2019, total non-interest income grew 11%, as most categories of non-interest income increased, including income from deposit account service charges, which was up $1.4 million, or 19%, and electronic banking income, which increased $1.4 million, or 16%. Commercial loan swap fee income more than doubled and mortgage banking income increased $612,000, or 26%. Realized and unrealized gains on equity investment securities increased $620,000 compared to the first nine months of 2018, driven by $787,000 of income related to the sale of restricted Class B Visa stock during the first quarter of 2019.
Total non-interest expense decreased $5.9 million, or 15%, for the third quarter of 2019 compared to the second quarter of 2019 and grew $2.2 million, or 7%, compared to the third quarter of 2018. The decline compared to the linked quarter was primarily due to acquisition-related expenses, which totaled $199,000 for the third quarter of 2019, compared to $6.8 million for the second quarter of 2019. The growth in total non-interest expense compared to the third quarter of 2018 was led by higher salaries and employee benefit costs and electronic banking expenses, partially offset by a decline in FDIC insurance expense. Base salaries, stock-based compensation, and medical insurance were the main contributors to the increase in salaries and employee benefit costs compared to the third quarter of 2018. Base salaries were impacted by merit increases, which included the continued movement towards a $15 per hour minimum wage throughout the company, and the First Prestonsburg and ASB acquisitions. The $15 per hour minimum wage began being phased in during 2018 and will be largely implemented by January 1, 2020. The increase in stock-based compensation was driven by higher expense related to stock grants made to retirement eligible grantees combined with Peoples' improved performance during recent years. The increase in medical insurance was driven by higher medical claims.
During the first nine months of 2019, total non-interest expense increased 9% compared to the same period in 2018. This increase was led by higher salaries and employee benefit costs, partially offset by a decline in professional fees. Salaries and employee benefit costs were up primarily due to higher base salaries, medical insurance and stock-based compensation. Base salaries were impacted by merit increases, which included the continued movement towards a $15 per hour minimum wage throughout the company, and the First Prestonsburg and ASB acquisitions. The increase in medical insurance was driven by higher medical claims. Stock-based compensation increased as a result of higher expense related to stock grants made to retirement eligible grantees combined with Peoples' improved performance during recent years. Professional fees declined compared to the first nine months of 2018, mostly due to consulting work performed during the first nine months of 2018 which was not repeated in 2019. Net occupancy and equipment expenses also increased compared to the first nine months of 2018, primarily due to the added facilities obtained in the acquisitions. Peoples also made investments in technology, which resulted in increased electronic banking, and data processing and software expenses.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the third quarter of 2019 was 61.1%, compared to 73.2% for the second quarter of 2019 and 62.6% for the third quarter of 2018. The efficiency ratio improved compared to the linked quarter, driven by lower acquisition-related expenses. The efficiency ratio, when adjusted for non-core items, was 60.7% for the third quarter of 2019, compared to 60.2% for the second quarter of 2019 and 60.8% for the third quarter of 2018. During the first nine months of 2019, the efficiency ratio was 65.7%, compared to 66.5% for the same period in 2018. The efficiency ratio, when adjusted for non-core items, during the first nine months of

2019 improved to 61.0%, compared to 61.4% for the first nine months of 2018, driven by increases in net interest income and non-interest income.
Income tax expense was $3.3 million for the third quarter of 2019, compared to $2.2 million for the linked quarter and $2.8 million for the third quarter of 2018. The increase in income tax expense compared to the linked quarter and third quarter of 2018 was primarily due to higher pre-tax income. For the first nine months of 2019, Peoples recorded income tax expense of $8.9 million, compared to $6.2 million for the same period in the prior year. The year-over-year increase in income tax expense was primarily due to higher pre-tax income. The first nine months of 2019 included a tax benefit of $195,000 recorded for the vesting of restricted stock during the period. The first nine months of 2018 also included an $805,000 valuation allowance release, as well as a tax benefit of $314,000 recorded for the vesting of restricted stock during the period.
At September 30, 2019, total assets were $4.40 billion, compared to $3.99 billion at December 31, 2018. The 10% increase compared to December 31, 2018 was primarily due to the First Prestonsburg acquisition, which added $290.9 million of assets, including $129.4 million in total loans and $139.7 million in investment securities, after preliminary fair value adjustments.
Total liabilities were $3.81 billion at September 30, 2019, up $336.3 million since December 31, 2018. The increase in liabilities during the first nine months of 2019 was primarily due to an increase in deposits of $401.7 million, partially offset by a decline in borrowings of $93.5 million. The growth in deposits compared to December 31, 2018, was mostly due to acquired First Prestonsburg deposit balances, which totaled $214.0 million at September 30, 2019.
At September 30, 2019, total stockholders' equity was $588.5 million, an increase of $68.4 million, compared to December 31, 2018. The increase in total stockholders' equity was mostly due to net income of $38.8 million, the $32.4 million of common shares issued in connection with the First Prestonsburg acquisition, and other comprehensive income of $14.0 million, partially offset by dividends paid of $19.9 million. Additionally, Peoples repurchased 14,175 of its common shares under its share repurchase program for a total of $431,000 during the third quarter of 2019.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a federal corporate income tax rate of 21%.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Net interest income	$35,754	36,049	$33,324	$105,717	$95,491
Taxable equivalent adjustments	314	267	221	781	670
Fully tax-equivalent net interest income	$36,068	$36,316	$33,545	$106,498	$96,161

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$62,860	$506	3.19%	$27,979	$263	3.77%	$23,057	$86	1.48%
Investment securities (a)(b):
Taxable (c)	896,142	5,986	2.67%	874,427	6,006	2.75%	787,081	5,615	2.85%
Nontaxable	113,806	874	3.07%	118,241	923	3.12%	93,958	777	3.31%
Total investment securities	1,009,948	6,860	2.69%	992,668	6,929	2.79%	881,039	6,392	2.90%
Loans (b)(d):
Commercial real estate, construction	103,758	1,313	4.95%	124,334	1,655	5.27%	123,939	1,573	4.97%
Commercial real estate, other	844,186	11,307	5.24%	833,991	11,322	5.37%	852,675	10,934	5.02%
Commercial and industrial	603,750	8,110	5.26%	599,432	8,081	5.33%	526,316	6,844	5.09%
Residential real estate (e)	648,481	7,903	4.87%	646,978	7,918	4.90%	614,914	7,010	4.56%
Home equity lines of credit	131,898	1,977	5.95%	132,395	2,006	6.08%	135,626	1,860	5.44%
Consumer, indirect	423,694	4,452	4.17%	412,986	4,255	4.13%	387,559	3,872	3.96%
Consumer, direct	82,067	1,495	7.23%	80,442	1,459	7.27%	76,171	1,281	6.67%
Total loans	2,837,834	36,557	5.08%	2,830,558	36,696	5.16%	2,717,200	33,374	4.84%
Allowance for loan losses	(21,620)			(21,311)			(19,584)
Net loans	2,816,214	36,557	5.12%	2,809,247	36,696	5.20%	2,697,616	33,374	4.88%
Total earning assets	3,889,022	43,923	4.47%	3,829,894	43,888	4.56%	3,601,712	39,852	4.37%
Goodwill and other intangible assets	179,487			175,169			163,615
Other assets	242,880			234,716			232,927
Total assets	$4,311,389			$4,239,779			$3,998,254
Deposits:
Savings accounts	$524,025	$126	0.10%	$523,295	$110	0.08%	$476,127	$84	0.07%
Governmental deposit accounts	347,625	991	1.13%	331,607	848	1.03%	328,806	507	0.61%
Interest-bearing demand accounts	617,770	378	0.24%	603,494	231	0.15%	551,291	157	0.11%
Money market accounts	434,834	787	0.72%	414,307	654	0.63%	395,477	365	0.37%
Retail certificates of deposit	495,499	2,255	1.81%	477,530	2,079	1.75%	402,379	1,372	1.35%
Brokered certificates of deposit	261,145	1,622	2.46%	272,693	1,797	2.64%	256,780	1,533	2.37%
Total interest-bearing deposits	2,680,898	6,159	0.91%	2,622,926	5,719	0.87%	2,410,860	4,018	0.66%
Borrowed funds:
Short-term FHLB advances	190,677	1,086	2.26%	193,963	1,140	2.36%	258,742	1,475	2.26%
Repurchase agreements and other	46,240	64	0.55%	46,631	93	0.80%	74,174	142	0.77%
Total short-term borrowings	236,917	1,150	1.93%	240,594	1,233	2.06%	332,916	1,617	1.93%
Long-term FHLB advances	76,893	410	2.12%	96,519	491	2.04%	104,026	537	2.05%
Other borrowings	7,388	136	7.36%	7,346	129	7.02%	7,217	135	7.48%
Total long-term borrowings	84,281	546	2.58%	103,865	620	2.39%	111,243	672	2.40%
Total borrowed funds	321,198	1,696	2.10%	344,459	1,853	2.16%	444,159	2,289	2.05%
Total interest-bearing liabilities	3,002,096	7,855	1.04%	2,967,385	7,572	1.02%	2,855,019	6,307	0.88%
Non-interest-bearing deposits	657,952			654,468			592,709
Other liabilities	68,072			52,934			48,741
Total liabilities	3,728,120			3,674,787			3,496,469
Total stockholders’ equity	583,269			564,992			501,785
Total liabilities and stockholders’ equity	$4,311,389			$4,239,779			$3,998,254
Interest rate spread (b)		$36,068	3.43%		$36,316	3.54%		$33,545	3.49%
Net interest margin (b)			3.66%			3.77%			3.68%

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$35,867	$945	3.52%	$15,379	$192	1.67%
Investment securities (a)(b):
Taxable (c)	850,852	17,839	2.80%	785,454	17,169	2.91%
Nontaxable	105,233	2,477	3.14%	96,016	2,395	3.33%
Total investment securities	956,085	20,316	2.83%	881,470	19,564	2.96%
Loans (b)(d):
Commercial real estate, construction	119,823	4,700	5.17%	120,264	4,344	4.76%
Commercial real estate, other	828,258	33,225	5.29%	819,797	30,492	4.90%
Commercial and industrial	594,136	23,872	5.30%	503,328	18,631	4.88%
Residential real estate (e)	633,070	22,748	4.79%	569,593	19,068	4.46%
Home equity lines of credit	131,797	5,843	5.93%	125,505	4,832	5.15%
Consumer, indirect	415,602	12,795	4.12%	363,705	10,500	3.86%
Consumer, other	78,687	4,143	7.04%	72,499	3,673	6.77%
Total loans	2,801,373	107,326	5.07%	2,574,691	91,540	4.70%
Less: Allowance for loan losses	(21,117)			(19,116)
Net loans	2,780,256	107,326	5.12%	2,555,575	91,540	4.75%
Total earning assets	3,772,208	128,587	4.52%	3,452,424	111,296	4.28%
Intangible assets	172,175			156,540
Other assets	235,280			223,590
Total assets	$4,179,663			$3,832,554
Deposits:
Savings accounts	$506,847	$326	0.09%	$468,810	$217	0.06%
Governmental deposit accounts	325,773	2,396	0.98%	311,223	997	0.43%
Interest-bearing demand accounts	597,089	857	0.19%	566,656	580	0.14%
Money market accounts	414,966	1,972	0.64%	385,768	914	0.32%
Retail certificates of deposit	457,030	5,750	1.68%	378,871	3,379	1.19%
Brokered certificates of deposit	282,473	5,421	2.57%	200,637	3,245	2.16%
Total interest-bearing deposits	2,584,178	16,722	0.87%	2,311,965	9,332	0.54%
Borrowed funds:
Short-term FHLB advances	194,398	3,342	2.30%	209,980	3,104	1.98%
Repurchase agreements and other	46,328	214	0.62%	87,076	656	1.00%
Total short-term borrowings	240,726	3,556	1.97%	297,056	3,760	1.69%
Long-term FHLB advances	91,359	1,409	2.06%	112,381	1,660	1.97%
Other borrowings	7,347	402	7.30%	7,364	383	6.93%
Total long-term borrowings	98,706	1,811	2.45%	119,745	2,043	2.28%
Total borrowed funds	339,432	5,367	2.11%	416,801	5,803	1.86%
Total interest-bearing liabilities	2,923,610	22,089	1.01%	2,728,766	15,135	0.74%
Non-interest-bearing deposits	642,276			577,461
Other liabilities	56,075			44,189
Total liabilities	3,621,961			3,350,416
Total stockholders’ equity	557,702			482,138
Total liabilities and stockholders’ equity	$4,179,663			$3,832,554
Interest rate spread (b)		$106,498	3.51%		$96,161	3.54%
Net interest margin (b)			3.74%			3.69%

(a)	Average balances are based on carrying value.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

(c)
Interest income and yield presented for the first nine months of 2018 include $589,000 of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years.

(d)
Average balances include nonaccrual, impaired loans and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.

(e)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2019 Compared to						Compared to
(Dollars in thousands)	June 30, 2019			September 30, 2018			September 30, 2018
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$9	$234	$243	$201	$219	$420	$381	$372	$753
Investment Securities (b):
Taxable	(633)	613	(20)	(1,821)	2,192	371	516	154	670
Nontaxable	(15)	(34)	(49)	(307)	404	97	60	22	82
Total investment income	(648)	579	(69)	(2,128)	2,596	468	576	176	752
Loans (b):
Commercial real estate, construction	(91)	(251)	(342)	(6)	(254)	(260)	382	(26)	356
Commercial real estate, other	(738)	723	(15)	1,001	(628)	373	2,415	318	2,733
Commercial and industrial	(288)	317	29	233	1,033	1,266	1,685	3,556	5,241
Residential real estate	(104)	89	(15)	499	394	893	1,461	2,219	3,680
Home equity lines of credit	(25)	(4)	(29)	403	(286)	117	760	251	1,011
Consumer, indirect	50	147	197	207	373	580	729	1,566	2,295
Consumer, direct	(48)	84	36	103	111	214	385	85	470
Total loan income	(1,244)	1,105	(139)	2,440	743	3,183	7,817	7,969	15,786
Total interest income	$(1,883)	$1,918	$35	$513	$3,558	$4,071	$8,774	$8,517	$17,291
INTEREST EXPENSE:
Deposits:
Savings accounts	$16	$—	$16	$33	$9	$42	$90	$19	$109
Governmental deposit accounts	97	46	143	453	31	484	1,351	48	1,399
Interest-bearing demand accounts	141	6	147	200	21	221	244	33	277
Money market accounts	97	36	133	383	39	422	984	74	1,058
Retail certificates of deposit	84	92	176	522	361	883	1,578	793	2,371
Brokered certificates of deposit	(107)	(68)	(175)	63	26	89	683	1,493	2,176
Total deposit cost	328	112	440	1,654	487	2,141	4,930	2,460	7,390
Borrowed funds:
Short-term borrowings	(58)	(25)	(83)	(10)	(457)	(467)	493	(697)	(204)
Long-term borrowings	111	(185)	(74)	106	(232)	(126)	132	(364)	(232)
Total borrowed funds cost	53	(210)	(157)	96	(689)	(593)	625	(1,061)	(436)
Total interest expense	381	(98)	283	1,750	(202)	1,548	5,555	1,399	6,954
Net interest income	$(2,264)	$2,016	$(248)	$(1,237)	$3,760	$2,523	$3,219	$7,118	$10,337

(a)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.

(b)	Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.
Net interest income was $35.8 million for the third quarter of 2019, a decrease of 1% compared to the linked quarter, and an increase of $2.4 million, or 7%, over the third quarter of 2018. Net interest margin was 3.66% for the third quarter of 2019, compared to 3.77% for the linked quarter, and 3.68% for the third quarter of 2018. Net interest income remained relatively stable although interest rates declined during the quarter, which impacted the loan and investment portfolios. Peoples' variable rate commercial loans are subject to changes in London Interbank Offered Rate and the prime rate, both of which declined during the third quarter of 2019. The net interest margin was impacted by the lower interest rates received on loans. At September 30, 2019, average loan balances as a percent of average total earning assets declined to 73.0%, from 73.9% in the linked quarter. Higher deposit costs were partially offset by lower interest expense on borrowings.

The increase in net interest income compared to the third quarter of 2018 was driven by higher interest income on loans, due to higher yields on loans, combined with higher loan balances, which were impacted by the acquired First Prestonsburg loans. The higher interest income on loans was partially offset by an increase in interest expense on deposits due to higher rates paid on deposits, combined with additional interest expense related to the acquired First Prestonsburg deposits.
Accretion income, net of amortization expense, from acquisitions was $1.2 million for the third and second quarters of 2019, and $612,000 for the third quarter of 2018, which added 12 basis points, 13 basis points, and 7 basis points, respectively, to net interest margin. The increase in accretion income compared to the third quarter of 2018 was due to the First Prestonsburg acquisition.
For the first nine months of 2019, net interest income grew 11% compared to 2018, and net interest margin grew 5 basis points to 3.74%. The increases were driven by higher interest income on loans due to a combination of loan growth, which was primarily the result of the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018, and higher yields from average interest rate increases. The interest income on loan balances outpaced interest expense from deposits, which increased primarily due to higher rates paid on deposits, combined with additional interest expense related to the recent acquisitions. The first nine months of 2018 benefited from proceeds of $588,000 received on an investment security that had been previously written down due to OTTI, which added 2 basis points to net interest margin. Peoples recorded no similar proceeds during the first nine months of 2019.
Accretion income, net of amortization expense, from acquisitions was $3.1 million for the first nine months of 2019 and $1.7 million for the first nine months of 2018, which added 11 basis points and 7 basis points, respectively, to net interest margin. The growth in accretion income compared to the first nine months of 2018 was largely due to the First Prestonsburg acquisition and, to a lesser extent, the ASB acquisition.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Provision for other loan losses	$731	$475	$1,035	$846	$3,877
Provision for checking account overdrafts	274	151	267	522	596
Provision for loan losses	$1,005	$626	$1,302	$1,368	$4,473
As a percentage of average total loans (a)	0.14%	0.09%	0.19%	0.07%	0.23%
(a) Presented on an annualized basis.
The provision for loan losses recorded represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses. This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience, current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs.
The provision for loan losses during the current quarter was driven by higher net charge-offs and originated loan growth. Net charge-offs for the third quarter of 2019 were $777,000, or 0.11% of average total loans, compared to $208,000, or 0.03% of average total loans, for the linked quarter and $687,000, or 0.10% of average total loans, for the third quarter of 2018.
Net recoveries for the first nine months of 2019 were $22,000, compared to net charge-offs of $3.4 million, or 0.18% of average total loans, for the first nine months of 2018. The first nine months of 2019 included a $1.8 million recovery recorded on a previously charged-off commercial loan. The first nine months of 2018 included a charge-off of $827,000 on an acquired commercial loan relationship.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Loan Losses.”
Net (Losses) Gains Included in Total Non-Interest Income
Net (losses) gains include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net (losses) gains:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Net gain (loss) on investment securities	$97	$(57)	$—	$70	$(146)

Net (loss) gain on asset disposals and other transactions:
Net (loss) gain on other assets	$(73)	$(274)	$12	$(504)	$(239)
Net (loss) gain on OREO	(5)	(24)	—	(54)	9
Net loss on debt extinguishment	—	—	—	—	(13)
Net gain (loss) on other transactions	—	5	—	5	(76)
Net (loss) gain on asset disposals and other transactions	$(78)	$(293)	$12	$(553)	$(319)
During the second quarter of 2019, losses included $253,000 of write-offs of fixed assets acquired from First Prestonsburg. Net losses during the year-to-date period through September 30, 2019 were driven by the write-offs of fixed assets acquired from First Prestonsburg and market value write-downs related to closed offices that were held for sale. For the first nine months of 2018, losses were primarily associated with write-offs of fixed assets acquired from ASB of $203,000.
Total Non-Interest Income, Excluding Net Gains and Losses
Electronic banking ("e-banking") income comprised the largest portion of the third quarter 2019 total non-interest income. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Interchange fees	$2,842	$2,747	$2,464	$8,032	$7,248
Promotional and usage income	735	520	426	1,799	1,212
E-banking income	$3,577	$3,267	$2,890	$9,831	$8,460
Peoples' e-banking revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increases in e-banking income in all comparisons were the result of the increased usage of debit cards by more customers, which includes the impact of additional cardholders obtained in the acquisition of First Prestonsburg.

The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Property and casualty insurance commissions	$2,542	$3,060	$2,603	$7,875	$7,982
Deferred income from property and casualty insurance commissions	64	(380)	11	85	(126)
Total property and casualty insurance commissions	2,606	2,680	2,614	7,960	7,856
Life and health insurance commissions	466	464	454	1,401	1,413
Deferred income from life and health insurance commissions	101	162	91	151	272
Total life and health insurance commissions	567	626	545	1,552	1,685
Performance-based commissions	74	2	98	1,495	1,448
Other fees and charges	139	178	131	486	423
Insurance income	$3,386	$3,486	$3,388	$11,493	$11,412
Property and casualty insurance commissions during the second quarter of 2019 included a large policy renewal for which the related income was deferred over the life of the contract. Fluctuations in deferred income from property and casualty, and life and health insurance commissions during the first nine months of 2019, compared to 2018, were driven by timing in revenue recognition upon the satisfaction of related benefit obligations. For more information regarding the recognition of insurance income, refer to "Note 11 Revenue" of the Notes to the Unaudited Consolidated Financial Statements.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Overdraft and non-sufficient funds fees	$1,970	$1,746	$1,800	$5,149	$4,823
Account maintenance fees	1,049	1,012	691	2,813	2,012
Other fees and charges	214	219	161	589	325
Deposit account service charges	$3,233	$2,977	$2,652	$8,551	$7,160
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Income from deposit account service charges were up compared to the linked quarter, due to the additional accounts acquired from First Prestonsburg. Income from deposit account service charges for the first nine months of 2019 were up compared to a year ago primarily due to the ASB and First Prestonsburg acquisitions, coupled with changes in fee schedules. Peoples implemented a new deposit account fee schedule in March 2019, and it is anticipated that the higher deposit fees associated with the new fee schedule will diminish somewhat over time.

Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Fiduciary	$1,621	$1,837	$1,626	$5,094	$5,000
Brokerage	1,048	1,038	999	3,051	2,951
Employee benefits	536	526	485	1,573	1,459
Trust and investment income	$3,205	$3,401	$3,110	$9,718	$9,410
Fiduciary income for the third quarter of 2019 declined compared to the second quarter of 2019 primarily due to seasonal tax return revenue received annually in the second quarter. Employee benefits in 2019 have increased compared to the second quarter of 2019 and the nine months of 2018 due to the continued growth of our business that administers 401k plans for businesses.

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
(Dollars in thousands)
Assets under administration and management:
Trust	$1,504,036	$1,501,110	$1,471,422	$1,384,113	$1,489,810
Brokerage	904,191	887,745	863,286	849,188	914,172
Total	$2,408,227	$2,388,855	$2,334,708	$2,233,301	$2,403,982
Quarterly average	$2,397,515	$2,356,121	$2,312,098	$2,316,201	$2,378,676
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Mortgage banking income	$1,204	$1,000	$1,060	$2,992	$2,380
Commercial loan swap fees	772	516	355	1,434	617
Bank owned life insurance income	487	490	495	1,462	1,460
Other non-interest income	510	502	391	2,113	2,143
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The increases in mortgage banking income from the second quarter of 2019 and the third quarter of 2018 were mainly due to higher sales of real estate loans. Interest rates declined during the third quarter of 2019, resulting in increased customer demand, primarily due to customers refinancing to take advantage of the lower rates. For the first nine months of 2019, compared to the same period in 2018, the increase in mortgage banking income was due to increased customer demand, which was driven by the decline in mortgage interest rates during the period. Also contributing to the increase were the loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
In the third quarter of 2019, Peoples sold approximately $31.7 million in loans to the secondary market with servicing retained and sold approximately $15.6 million in loans with servicing released, compared to approximately $24.9 million and $11.4 million, respectively, in the linked quarter, and approximately $20.6 million and $19.2 million, respectively, in the third quarter of 2018. For the first nine months of 2019, Peoples sold approximately $70.4 million in loans to the secondary market with servicing retained and sold approximately $37.8 million in loans with servicing released, compared to approximately $49.9 million and $38.1 million, respectively, in the first nine months of 2018. The volume of sales has a direct impact on the amount of mortgage banking income.

Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. The increase in all comparisons was driven by higher customer demand, given the current rate environment and the favorable longer term rates that customers can lock in by utilizing a swap.
For the first nine months of 2019, other non-interest income included an increase in income from equity investment securities of $620,000 compared to the same period of 2018. The increase in income from equity investment securities was driven by $787,000 of income related to the sale of restricted Class B Visa stock during 2019, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock. For the first nine months of 2019 compared to the same period of 2018, other non-interest income also included a decline in Small Business Administration income of $474,000.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Base salaries and wages	$12,592	$14,353	$11,889	$38,819	$34,917
Sales-based and incentive compensation	2,986	3,096	3,125	8,691	8,364
Employee benefits	1,869	1,966	1,880	6,525	4,909
Payroll taxes and other employment costs	1,256	1,208	1,036	3,841	3,255
Stock-based compensation	950	930	580	3,088	2,090
Deferred personnel costs	(722)	(729)	(602)	(2,007)	(1,612)
Salaries and employee benefit costs	$18,931	$20,824	$17,908	$58,957	$51,923
Full-time equivalent employees:
Actual at end of period	910	918	849	910	849
Average during the period	913	906	860	897	832

The increase in full-time equivalent employees in 2019 compared to 2018 was mainly due to additional employees from the First Prestonsburg acquisition.
In all comparisons, base salaries and wages were impacted by merit increases, which included the continued movement towards a $15 per hour minimum wage throughout the company. The $15 per hour minimum wage began being phased in during 2018 and is expected to be largely implemented by January 1, 2020. Base salaries and wages were also impacted by the additional employees, primarily as a result of the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018. Base salaries and wages included no acquisition-related expenses during the third quarter of 2019, compared to $2.2 million (mainly severance and change in control costs) during the second quarter of 2019, and $450,000 during the third quarter of 2018.
The decrease in sales-based and incentive compensation for the third quarter of 2019, compared to the second quarter of 2019, was due to lower sales-based compensation from insurance, partially offset by higher sales-based compensation from mortgage banking. The decrease in sales-based and incentive compensation for the third quarter of 2019, compared to the third quarter of 2018, was related to overall company performance measures used in calculating incentive awards, partially offset by higher sales-based compensation from mortgage banking, and trust and investments. Compared to the first nine months of 2018, the increase in sales-based and incentive compensation for the first nine months of 2019 was driven by higher sales-based compensation from mortgage banking. The increase in mortgage banking compared to the first nine months of 2018 was largely attributable to the recent increase in customer demand as interest rates declined, coupled with the mortgage origination operation acquired as part of the ASB acquisition.
The increase in employee benefits in the nine-month period comparison was impacted by the First Prestonsburg and ASB acquisitions, and included an increase in medical insurance costs of $1.5 million due primarily to higher medical claims and an increase in the number of participants in the insurance plan.
The increases in payroll taxes and other employment costs for periods in 2019 compared to those in 2018 primarily reflected the increases in base salaries and wages.

The increases in stock-based compensation compared to the 2018 periods were driven by higher expense related to stock grants made to retirement eligible grantees combined with Peoples' improved performance during recent years. The majority of grants are expensed over a three-year vesting period, with the exception of those made to retirement eligible grantees. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Depreciation	$1,451	$1,494	$1,237	$4,194	$3,704
Repairs and maintenance costs	803	715	697	2,288	2,203
Net rent expense	182	250	264	720	709
Property taxes, utilities and other costs	662	673	652	2,006	1,903
Net occupancy and equipment expense	$3,098	$3,132	$2,850	$9,208	$8,519
For the 2019 periods, net occupancy and equipment expense was impacted by the costs related to the addition of nine full-service bank branches from the First Prestonsburg acquisition, partially offset by a reduction in ATM repairs and maintenance costs resulting from a new vendor servicing agreement.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Electronic banking expense	$2,070	$1,693	$1,552	$5,340	$4,409
Data processing and software expense	1,572	1,567	1,408	4,684	4,089
Professional fees	1,544	2,344	1,395	5,164	6,135
Amortization of other intangible assets	953	824	862	2,471	2,477
Franchise tax expense	797	772	616	2,274	1,874
Marketing expense	634	490	456	1,718	1,437
Foreclosed real estate and other loan expenses	600	469	373	1,324	923
Communication expense	268	317	305	863	949
FDIC insurance expense	—	381	391	752	1,173
Other non-interest expense	2,526	6,063	2,713	10,974	11,113
Electronic banking expense was up in each comparison due to an increase in customer accounts and customer usage of mobile and online banking tools, which were impacted by the First Prestonsburg and ASB acquisitions.
The increase in data processing and software expense compared to prior periods was driven by systems and software upgrades and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; increases in customer accounts and customer usage of mobile and online banking tools; software upgrades; and additional network capacity and security features. Data processing and software expense included $93,000 of acquisition-related expenses in the first nine months of 2019, and $59,000 in the first nine months of 2018.
Professional fees decreased from the second quarter of 2019, driven by a decline in acquisition-related expenses of $566,000, combined with additional consulting work performed during second quarter of 2019 that was not duplicated in the third quarter of 2019. Professional fees were up compared to the third quarter of 2018, primarily due to higher legal expenses. Professional fees were down compared to the first nine months of 2018, mainly due to lower legal expenses and consulting work performed during the first nine months of 2018 compared to the first nine months of 2019.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the third quarter of 2019 was up compared to the second quarter of 2019 due to additional information that was obtained during the three months ended September 30, 2019, which resulted in additional amortization given further refinement of the core deposit intangible asset related to the acquisition of First Prestonsburg.

Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence.  Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio. Expenses related to state franchise taxes, which includes Ohio FIT, increased in 2019 compared to 2018 due to additional equity from the issuance of common shares related to the acquisitions of First Prestonsburg and ASB and from operating results.
Marketing expense increased compared to the second quarter of 2019 and the third quarter of 2018, due to the timing of product marketing campaigns. Additionally, marketing expense was higher during the three and nine months ended September 30, 2019 due to overall increases in spending on brand awareness and product marketing campaigns, Peoples' expanded footprint as a result of the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018.
Foreclosed real estate and other loan expenses increased in all comparisons primarily due to the increase in costs related to the higher production of residential real estate mortgage loans sold to the secondary market, which were driven by customer demand resulting from the decline in interest rates during the third quarter of 2019, combined with loans originated by the mortgage origination operation acquired as part of the ASB acquisition.
Peoples' FDIC insurance expense declined in the first nine months of 2019 and netted to zero during the third quarter of 2019, as the deposit insurance fund had reached its target threshold for smaller banks to recognize a credit to their insurance expense. This resulted in a reversal of Peoples' second quarter 2019 accrued expense, which was offset then by the third quarter accrual. Peoples cannot reasonably anticipate any future recognition of credits, as the deposit insurance fund is analyzed on a quarterly basis, and is the premise for receiving credits.
Other non-interest expense for the third quarter of 2019 declined $3.5 million compared to the linked quarter and $187,000 compared to the third quarter of 2018. The decreases were primarily due to acquisition-related expenses of $93,000 in the current quarter compared to $3.7 million (mainly contract termination fees) in the linked quarter, and $163,000 in the third quarter of 2018. The decline in other non-interest expense for the first nine months of 2019 compared to the same period of 2018 of $139,000 was due to small decreases across multiple line items of expense (fraud charges, director fees and stock expense, checking and savings charge-offs and printing and supplies expense). Acquisition-related expenses included in other non-interest expense were $3.9 million and $3.6 million for the first nine months of 2019 and 2018, respectively.
Income Tax Expense
Income tax expense was $3.3 million for the third quarter of 2019, compared to $2.2 million for the linked quarter and $2.8 million for the third quarter of 2018. The increases in income tax expense compared to the linked quarter and third quarter of 2018 were primarily due to higher pre-tax income.
For the first nine months of 2019, Peoples recorded income tax expense of $8.9 million, compared to $6.2 million for the same period in the prior year, and the effective tax rate for the first nine months of 2019 was 18.6%, compared to 16.1% for the first nine months of 2018. The year-over-year increase in income tax expense was primarily due to higher pre-tax income. The first nine months of 2019 included a tax benefit of $195,000 recorded for the vesting of restricted stock during the period. The first nine months of 2018 included an $805,000 valuation allowance release, as well as a tax benefit of $314,000 recorded for the vesting of restricted stock during the period.
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

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Pre-provision net revenue:
Income before income taxes	$18,149	$11,836	$15,546	$47,731	$38,574
Add: provision for loan losses	1,005	626	1,302	1,368	4,473
Add: loss on debt extinguishment	—	—	—	—	13
Add: net loss on OREO	5	24	—	54	—
Add: net loss on investment securities	—	57	—	57	146
Add: net loss on other assets	73	274	—	504	239
Add: net loss on other transactions	—	—	—	—	76
Less: net gain on OREO	—	—	—	—	9
Less: net gain on investment securities	97	—	—	127	—
Less: net gain on other assets	—	—	12	—	—
Less: gain on other transactions	—	5	—	5	—
Pre-provision net revenue	$19,135	$12,812	$16,836	$49,582	$43,512
Total average assets	$4,311,389	$4,239,779	$3,998,254	$4,179,663	$3,832,554
Pre-provision net revenue to total average assets (a)	1.76%	1.21%	1.67%	1.59%	1.52%
(a) Presented on an annualized basis.
PPNR and the ratio of PPNR to total average assets increased in the third quarter of 2019 compared to the linked quarter, due primarily to higher income before income taxes reflecting lower acquisition-related expenses. Compared to the third quarter of 2018, the increase in PPNR and PPNR to total average assets was driven by higher net interest income. PPNR and the ratio of PPNR to total average assets for the first nine months of 2019, compared to the first nine months of 2018, increased primarily due to higher net interest income, with both periods being impacted by acquisition-related expenses of $7.2 million for the first nine months of 2019 and $6.9 million for the first nine months of 2018.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP since it excludes the impact of all acquisition-related expenses and pension settlement charges.
The following tables provide reconciliations of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Core non-interest expense:
Total non-interest expense	$32,993	$38,876	$30,829	$103,729	$95,021
Less: acquisition-related expenses	199	6,770	675	7,222	6,880
Less: pension settlement charges	—	—	176	—	176
Core non-interest expense	$32,794	$32,106	$29,978	$96,507	$87,965

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018

Efficiency ratio:
Total non-interest expense	$32,993	$38,876	$30,829	$103,729	$95,021
Less: amortization of other intangible assets	953	824	862	2,471	2,477
Adjusted total non-interest expense	$32,040	$38,052	$29,967	$101,258	$92,544

Total non-interest income	$16,393	$15,289	$14,353	$47,111	$42,577
Less: net gain (loss) on investment securities	97	(57)	—	70	(146)
Less: net (loss) gain on asset disposals and other transactions	(78)	(293)	12	(553)	(319)
Total non-interest income excluding net gains and losses	$16,374	$15,639	$14,341	$47,594	$43,042

Net interest income	$35,754	$36,049	$33,324	$105,717	$95,491
Add: fully tax-equivalent adjustment (a)	314	267	221	781	670
Net interest income on a fully tax-equivalent basis	$36,068	$36,316	$33,545	$106,498	$96,161

Adjusted revenue	$52,442	$51,955	$47,886	$154,092	$139,203

Efficiency ratio	61.10%	73.24%	62.58%	65.71%	66.48%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$32,794	$32,106	$29,978	$96,507	$87,965
Less: amortization of other intangible assets	953	824	862	2,471	2,477
Adjusted core non-interest expense	$31,841	$31,282	$29,116	$94,036	$85,488

Total non-interest income excluding net gains and losses	$16,374	$15,639	$14,341	$47,594	$43,042
Net interest income on a fully tax-equivalent basis	36,068	36,316	33,545	106,498	96,161
Adjusted revenue	$52,442	$51,955	$47,886	$154,092	$139,203

Efficiency ratio adjusted for non-core items	60.72%	60.21%	60.80%	61.03%	61.41%
(a) Based on a 21% statutory federal corporate income tax rate.
The improvement in the efficiency ratio compared to the linked quarter was driven by a decrease in acquisition-related expenses of $6.6 million. The efficiency ratio adjusted for non-core items increased compared to the linked quarter primarily due to the lack of growth in net interest income given the impact of the rate environment, offset partially by growth in earnings assets. The efficiency ratio adjusted for non-core items improved compared to the third quarter of 2018, mostly due to higher net interest income and increased fee revenue. Management is targeting an efficiency ratio of 60% to 62% for the full year of 2019, after excluding acquisition-related expenses and other non-core expenses.

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018

Annualized net income adjusted for non-core items:
Net income	$14,868	$9,598	$12,725	$38,835	$32,358
Add: net loss on investment securities	—	57	—	—	146
Less: tax effect of net loss on investment securities (a)	—	12	—	—	31
Less: net gain on investment securities	97	—	—	70	—
Add: tax effect of net gain on investment securities (a)	20	—	—	15	—
Add: net loss on asset disposals and other transactions	78	293	—	553	319
Less: tax effect of net loss on asset disposals and other transactions (a)	16	62	—	116	67
Less: net gain on asset disposals and other transactions (a)	—	—	12	—	—
Add: tax effect of net loss on asset disposals and other transactions (a)	—	—	3	—	—
Add: acquisition-related expenses	199	6,770	675	7,222	6,880
Less: tax effect of acquisition-related expenses (a)	42	1,422	142	1,517	1,445
Add: pension settlement charges (a)	—	—	176	—	176
Less: tax effect of pension settlement charges (a)	—	—	37	—	37
Less: release of deferred tax asset valuation allowance	—	—	—	—	805
Net income adjusted for non-core items	$15,010	$15,222	$13,388	$44,922	$37,494
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$58,987	$38,497	$50,485	$51,922	$43,263
Annualized net income adjusted for non-core items	$59,551	$61,055	$53,115	$60,061	$50,129
Return on average assets:
Annualized net income	$58,987	$38,497	$50,485	$51,922	$43,263
Total average assets	4,311,389	4,239,779	3,998,254	4,179,663	3,832,554
Return on average assets	1.37%	0.91%	1.26%	1.24%	1.13%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items	$59,551	$61,055	$53,115	$60,061	$50,129
Total average assets	4,311,389	4,239,779	3,998,254	4,179,663	3,832,554
Return on average assets adjusted for non-core items	1.38%	1.44%	1.33%	1.44%	1.31%
(a) Based on a 21% statutory federal corporate income tax rate.

The return on average assets increased in the third quarter of 2019 compared to the linked quarter, driven by a decline in acquisition-related expenses of $6.6 million compared to the linked quarter, partially offset by higher average assets, which resulted from the First Prestonsburg acquisition. The decline in the return on average assets adjusted for non-core items in the third quarter of 2019 compared to the linked quarter was driven by the increase in average assets, combined with the slight decline in net interest income. The increases in return on average assets and return on average assets adjusted for non-core items compared to the third quarter and first nine months of 2018, which were impacted by the First Prestonsburg acquisition, and the ASB acquisition in the nine month comparison, were driven by higher net interest income, higher non-interest income, and a lower provision for loan losses, partially offset by an increase in average assets.
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

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30,
(Dollars in thousands)				2019	2018
Annualized net income excluding amortization of other intangible assets:
Net income	$14,868	$9,598	$12,725	$38,835	$32,358
Add: amortization of other intangible assets	953	824	862	2,471	2,477
Less: tax effect of amortization of other intangible assets (a)	200	173	181	519	520
Net income excluding amortization of other intangible assets	$15,621	$10,249	$13,406	$40,787	$34,315
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$58,987	$38,497	$50,485	$51,922	$43,263
Annualized net income excluding amortization of other intangible assets	$61,975	$41,109	$53,187	$54,532	$45,879
Average tangible equity:
Total average stockholders' equity	$583,269	$564,992	$501,785	$557,702	$482,138
Less: average goodwill and other intangible assets	179,487	175,169	163,615	172,175	156,540
Average tangible equity	$403,782	$389,823	$338,170	$385,527	$325,598
Return on average stockholders' equity ratio:
Annualized net income	$58,987	$38,497	$50,485	$51,922	$43,263
Average stockholders' equity	$583,269	$564,992	$501,785	$557,702	$482,138
Return on average stockholders' equity	10.11%	6.81%	10.06%	9.31%	8.97%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$61,975	$41,109	$53,187	$54,532	$45,879
Average tangible equity	$403,782	$389,823	$338,170	$385,527	$325,598
Return on average tangible equity	15.35%	10.55%	15.73%	14.14%	14.09%
(a) Based on a 21% statutory federal corporate income tax rate.
Compared to the linked quarter, the return on average stockholders' equity and on average tangible stockholders' equity ratios were up, primarily due to the decline in acquisition-related costs compared to the second quarter of 2019. Compared to the third quarter of 2018, the return on average stockholders' equity and on average tangible stockholders' equity ratios were impacted by the First Prestonsburg acquisition, which increased capital. The return on average stockholders' equity and the return on average tangible stockholders' equity ratios increased in the first nine months of 2019 compared to the first nine months of 2018, reflecting an increase in net income, which was partially offset by dividends declared and paid during the period. Compared to the first nine months of 2018, these ratios were also impacted by the First Prestonsburg acquisition and, to a lesser extent, the ASB acquisition, which increased capital.
FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2019, Peoples' interest-bearing deposits in other banks increased $37.2 million from December 31, 2018. The total cash and cash equivalent balance included $9.9 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2019, compared to $11.2 million at December 31, 2018. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2019, Peoples' total cash and cash equivalents increased $43.8 million as Peoples' net cash provided used in investing activities of $23.8 million was less than the sum of net cash provided by operating and financing activities of $52.5 million and $15.1 million, respectively. Peoples' investing activities reflected a net decrease of $12.0 million in loans and $246.6 million in purchases of available-for-sale investment securities, which were partially offset by $206.5 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $143.7 million net increase in deposits, offset partially by a decrease of $105.6 million in short-term borrowings, as well as $19.2 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$12,145	$19,051	$—	$—	$—
States and political subdivisions	115,613	125,418	84,827	88,587	93,790
Residential mortgage-backed securities	835,172	748,132	706,976	692,608	688,656
Commercial mortgage-backed securities	20,461	22,664	6,649	6,707	6,713
Bank-issued trust preferred securities	4,644	4,099	4,118	3,989	4,166
Total fair value	$988,035	$919,364	$802,570	$791,891	$793,325
Total amortized cost	$976,286	$910,431	$806,641	$804,655	$819,431
Net unrealized gain (loss)	$11,749	$8,933	$(4,071)	$(12,764)	$(26,106)
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,395	$4,398	$4,401	$4,403	$4,451
Residential mortgage-backed securities	22,412	23,335	28,348	29,044	29,765
Commercial mortgage-backed securities	7,022	7,106	2,857	3,514	3,574
Total amortized cost	$33,829	$34,839	$35,606	$36,961	$37,790
Other investment securities	$43,045	$43,508	$41,449	$42,985	$43,044
Total investment securities:
Amortized cost	$1,053,160	$988,778	$883,696	$884,601	$900,265
Carrying value	$1,064,909	$997,711	$879,625	$871,837	$874,159
At September 30, 2019, available-for-sale securities were up compared to June 30, 2019, as Peoples deployed excess liquidity in investment securities during the quarter. The increases in investment securities at September 30, 2019 compared to March 31, 2019 and prior periods was driven by the investment securities acquired in the First Prestonsburg acquisition, combined with increases in fair value driven by overall declines in market interest rates during the later half of the first nine months of 2019. In the First Prestonsburg acquisition, Peoples acquired investment securities totaling $139.7 million and subsequently sold $65.1 million of acquired available-for-sale investment securities. In April and May of 2019, $53.7 million of the proceeds were reinvested.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Gross originated loans:
Commercial real estate, construction	$100,338	$102,904	$116,992	$124,013	$103,562
Commercial real estate, other	659,103	641,061	630,679	632,200	630,720
Commercial real estate	759,441	743,965	747,671	756,213	734,282
Commercial and industrial	564,279	548,460	558,070	530,207	510,591
Residential real estate	308,964	299,173	297,667	296,860	299,768
Home equity lines of credit	92,910	90,374	90,831	93,326	92,892
Consumer, indirect	423,217	419,595	410,172	407,167	396,701
Consumer, direct	72,699	72,209	69,710	71,674	72,601
Consumer	495,916	491,804	479,882	478,841	469,302
Deposit account overdrafts	1,081	676	518	583	649
Total originated loans	$2,222,591	$2,174,452	$2,174,639	$2,156,030	$2,107,484
Gross acquired loans (a):
Commercial real estate, construction	$4,435	$6,775	$7,966	$12,404	$13,050
Commercial real estate, other	171,096	201,909	171,785	184,711	191,993
Commercial real estate	175,531	208,684	179,751	197,115	205,043
Commercial and industrial	43,961	51,506	34,837	35,537	41,188
Residential real estate	358,053	348,439	308,137	296,937	308,178
Home equity lines of credit	41,942	41,262	38,084	40,653	42,961
Consumer, indirect	67	90	111	136	161
Consumer, direct	8,171	9,100	2,021	2,370	2,712
Consumer	8,238	9,190	2,132	2,506	2,873
Total acquired loans	$627,725	$659,081	$562,941	$572,748	$600,243
Total loans	$2,850,316	$2,833,533	$2,737,580	$2,728,778	$2,707,727
Average total loans	$2,837,834	$2,830,558	$2,734,592	$2,718,620	$2,717,200
Average allowance for loan losses	(21,620)	(21,311)	(20,406)	(20,079)	(19,584)
Average loans, net of average allowance for loan losses	$2,816,214	$2,809,247	$2,714,186	$2,698,541	$2,697,616
Percent of loans to total loans:
Commercial real estate, construction	3.8%	3.9%	4.6%	5.1%	4.3%
Commercial real estate, other	29.1%	29.7%	29.3%	29.9%	30.4%
Commercial real estate	32.9%	33.6%	33.9%	35.0%	34.7%
Commercial and industrial	21.3%	21.2%	21.7%	20.7%	20.3%
Residential real estate	23.4%	22.9%	22.1%	21.8%	22.5%
Home equity lines of credit	4.7%	4.6%	4.7%	4.9%	5.0%
Consumer, indirect	14.9%	14.8%	15.0%	14.9%	14.7%
Consumer, direct	2.8%	2.9%	2.6%	2.7%	2.8%
Consumer	17.7%	17.7%	17.6%	17.6%	17.5%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$488,724	$473,443	$464,575	$461,256	$458,999

(a)
Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

(b)	Not meaningful.
As of September 30, 2019, balances in loan accounts acquired from First Prestonsburg totaled $115.9 million, including $53.0 million in residential real estate loans, $36.4 million in commercial real estate loans, $13.7 million in commercial and industrial loans, $6.7 million in consumer, direct loans, and $6.1 million in home equity lines of credit.

Period-end total loan balances at September 30, 2019 increased $16.8 million, or 2% annualized, compared to June 30, 2019, $121.5 million, or 6% annualized, compared to December 31, 2018, and $142.6 million, or 5%, compared to September 30, 2018. Originated loan balances were up $48.1 million, or 9% annualized, compared to June 30, 2019, $66.6 million, or 4% annualized, compared to December 31, 2018, and $115.1 million, or 5%, compared to September 30, 2018. Loan originations during the first nine months of 2019 were higher than in the prior year for the same period, however, significantly higher loan paydowns experienced during the first nine months of 2019 minimized the impact of the increased production on loan growth compared to December 31, 2018 and September 30, 2018.
The increase compared to June 30, 2019 was driven by residential real estate and commercial and industrial loan growth of $19.4 million and $8.3 million, respectively. During the third quarter of 2019, Peoples purchased $9.8 million of 1-4 family first lien mortgages, which had the largest impact on residential real estate loan growth compared to June 30, 2019 These increases were partially offset by declines in commercial real estate loans of $12.8 million and construction loans of $4.9 million. Compared to December 31, 2018, commercial loan balances were up $24.1 million, or 2% annualized, residential real estate loans increased $73.2 million, or 16% annualized, and consumer indirect loans were up $16.0 million, or 5% annualized. The increase in residential real estate loans compared to December 31, 2018, included the purchase of $9.8 million and $19.0 million of 1-4 family first lien mortgages, during the third and first quarters of 2019, respectively. Compared to September 30, 2018, residential real estate loans increased $59.1 million, or 10%, commercial loan balances were up $52.1 million, or 3%, and consumer indirect loans were up $26.4 million, or 7%.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2019:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, construction:
Apartment complexes	$23,041	$31,693	$54,734	27.5%
Assisted living facilities and nursing homes	20,491	24,736	45,227	22.8%
Office buildings	18,892	3,564	22,456	11.3%
Educational services	—	19,895	19,895	10.0%
Mixed used facilities	14,722	3,684	18,406	9.3%
Retail	3,213	2,616	5,829	2.9%
Industrial	5,123	—	5,123	2.6%
Land Only	4,183	1,057	5,240	2.6%
Residential property	1,788	3,011	4,799	2.4%
Land Development	2,265	1,917	4,182	2.1%
Other (a)	11,055	1,838	12,893	6.5%
Total commercial real estate, construction	$104,773	$94,011	$198,784	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$69,033	$2,943	$71,976	8.3%
Non-owner occupied	56,487	3,094	59,581	6.9%
Total office buildings and complexes	125,520	6,037	131,557	15.2%
Mixed-use facilities:
Owner occupied	47,421	338	47,759	5.5%
Non-owner occupied	63,796	595	64,391	7.5%
Total mixed-use facilities	111,217	933	112,150	13.0%
Apartment complexes	72,594	1,005	73,599	8.5%
Retail facilities:
Owner occupied	28,805	561	29,366	3.4%
Non-owner occupied	39,189	98	39,287	4.6%
Total retail facilities	67,994	659	68,653	8.0%
Light industrial facilities:
Owner occupied	46,639	163	46,802	5.4%
Non-owner occupied	17,908	1,088	18,996	2.2%
Total light industrial facilities	64,547	1,251	65,798	7.6%
Warehouse facilities	61,346	4,166	65,512	7.6%
Lodging and lodging related	33,710	—	33,710	3.9%
Assisted living facilities and nursing homes	27,353	291	27,644	3.2%
Other (a)	265,918	18,804	284,722	33.0%
Total commercial real estate, other	$830,199	$33,146	$863,345	100.0%

(a)	All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either September 30, 2019 or December 31, 2018.
Allowance for Loan Losses
The amount of the allowance for loan losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Commercial real estate	$8,466	$8,245	$8,297	$8,003	$7,966
Commercial and industrial	7,162	7,197	6,743	6,178	6,138
Total commercial	15,628	15,442	15,040	14,181	14,104
Residential real estate	1,162	1,184	1,213	1,214	999
Home equity lines of credit	567	598	608	618	708
Consumer, indirect	3,247	3,172	3,133	3,214	3,423
Consumer, direct	339	342	351	351	395
Consumer	3,586	3,514	3,484	3,565	3,818
Deposit account overdrafts	128	86	61	81	95
Originated allowance for loan losses	21,071	20,824	20,406	19,659	19,724
Acquired allowance for loan losses	514	533	533	536	155
Allowance for loan losses	$21,585	$21,357	$20,939	$20,195	$19,879
As a percent of total loans	0.76%	0.75%	0.76%	0.74%	0.73%

At September 30, 2019, the allowance for loan losses was $21.6 million, compared to $20.2 million at December 31, 2018 and $19.9 million at September 30, 2018. The ratio of the allowance for loan losses as a percent of total loans was 0.76% at September 30, 2019, compared to 0.74% at December 31, 2018 and 0.73% at September 30, 2018. The ratio includes all acquired loans, from both First Prestonsburg and previous acquisitions since 2012, of $627.7 million and allowance for acquired loan losses of $514,000. The increase in the allowance for loan losses over time was mainly the result of loan growth. Compared to December 31, 2018 and September 30, 2018, the increases in the allowance for loan losses were also impacted by increases in the reserve on impaired loans.
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
The current allowance for loan loss calculation will be replaced as of January 1, 2020 with a new model, referred to as the Current Expected Credit Loss ("CECL") model. For additional information see "Note 1 Summary of Significant Accounting Policies" of the Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Gross charge-offs:
Commercial real estate, other	$—	$43	$113	$—	$—
Commercial and industrial	261	—	63	—	—
Residential real estate	81	67	109	64	66
Home equity lines of credit	36	—	9	40	10
Consumer, indirect	447	346	473	548	488
Consumer, direct	54	33	63	61	78
Consumer	501	379	536	609	566
Deposit account overdrafts	283	176	173	234	311
Total gross charge-offs	$1,162	$665	$1,003	$947	$953
Recoveries:
Commercial real estate, other	$86	$2	$10	$2	$15
Commercial and industrial	81	228	1,784	8	10
Residential real estate	87	102	31	133	32
Home equity lines of credit	8	1	1	2	3
Consumer, indirect	67	47	115	71	131
Consumer, direct	5	27	13	25	31
Consumer	72	74	128	96	162
Deposit account overdrafts	51	50	56	45	44
Total recoveries	$385	$457	$2,010	$286	$266
Net charge-offs (recoveries):
Commercial real estate, other	$(86)	$41	$103	$(2)	$(15)
Commercial and industrial	180	(228)	(1,721)	(8)	(10)
Residential real estate	(6)	(35)	78	(69)	34
Home equity lines of credit	28	(1)	8	38	7
Consumer, indirect	380	299	358	477	357
Consumer, direct	49	6	50	36	47
Consumer	429	305	408	513	404
Deposit account overdrafts	232	126	117	189	267
Total net charge-offs (recoveries)	$777	$208	$(1,007)	$661	$687
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate	(0.01)%	0.01%	0.02%	—%	—%
Commercial and industrial	0.03%	(0.03)%	(0.26)%	—%	—%
Residential real estate	—%	—%	0.01%	(0.01)%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.03%	0.05%	0.07%	0.05%
Consumer, other	0.01%	—%	0.01%	0.01%	0.01%
Consumer	0.06%	0.03%	0.06%	0.08%	0.06%
Deposit account overdrafts	0.03%	0.02%	0.02%	0.03%	0.04%
Total	0.11%	0.03%	(0.15)%	0.10%	0.10%
Each with "--%" not meaningful.
Net charge-offs during the third quarter of 2019 continued to be low as a result of relatively strong asset quality metrics. During the second quarter of 2019, net charge-offs had remained relatively low, as gross charge-offs were down compared to prior periods. The net recoveries during the first quarter of 2019 were driven by the recognition of a $1.8 million recovery on a previously charged-off commercial loan. During the fourth quarter of 2018, the net charge-offs decreased as Peoples' asset quality remained stable. For the third quarter of 2019 compared to the third quarter of 2018, the ratio of net charge-offs to average total loans was relatively low.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Loans 90+ days past due and accruing:
Commercial real estate, construction	$—	$230	$—	$—	$401
Commercial real estate, other	582	557	15	801	60
Commercial real estate	582	787	15	801	461
Commercial and industrial	572	261	50	18	—
Residential real estate	3,095	2,291	963	1,430	1,338
Home equity lines of credit	183	53	42	7	84
Consumer, indirect	—	—	4	—	2
Consumer, direct	83	57	—	—	—
Consumer	83	57	4	—	2
Total loans 90+ days past due and accruing	$4,515	$3,449	$1,074	$2,256	$1,885
Nonaccrual loans:
Commercial real estate, construction	$230	$688	$703	$710	$725
Commercial real estate, other	6,723	6,427	6,459	6,730	6,751
Commercial real estate	6,953	7,115	7,162	7,440	7,476
Commercial and industrial	883	1,748	1,719	1,304	939
Residential real estate	4,237	3,868	4,479	4,075	3,725
Home equity lines of credit	893	1,001	1,065	1,023	796
Consumer, indirect	568	383	440	324	286
Consumer, direct	55	13	17	56	14
Consumer	623	396	457	380	300
Total nonaccrual loans	$13,589	$14,128	$14,882	$14,222	$13,236
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$112	$122	$127	$154	$186
Commercial and industrial	332	332	332	405	430
Residential real estate	1,770	1,664	1,389	1,951	2,087
Home equity lines of credit	194	193	195	210	160
Consumer, indirect	203	152	159	156	119
Consumer, direct	—	—	5	—	17
Consumer	203	152	164	156	136
Total nonaccrual TDRs	$2,611	$2,463	$2,207	$2,876	$2,999
Total nonperforming loans ("NPLs")	$20,715	$20,040	$18,163	$19,354	$18,120
OREO:
Commercial	$145	$—	$—	$—	$—
Residential	$144	$123	$81	$94	$106
Total OREO	$289	$123	$81	$94	$106
Total nonperforming assets ("NPAs")	$21,004	$20,163	$18,244	$19,448	$18,226
Criticized loans (a)	$100,434	$97,016	$89,812	$114,188	$118,703
Classified loans (b)	58,938	63,048	47,327	43,818	49,058

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.73%	0.71%	0.66%	0.71%	0.67%
NPAs as a percent of total assets (c)(d)	0.48%	0.47%	0.45%	0.49%	0.46%
NPAs as a percent of total loans and OREO (c)(d)	0.74%	0.71%	0.67%	0.71%	0.67%
Allowance for loan losses as a percent of NPLs (c)	104.20%	106.57%	115.28%	104.35%	109.71%
Criticized loans as a percent of total loans (a)(c)	3.52%	3.42%	3.28%	4.18%	4.38%
Classified loans as a percent of total loans (b)(c)	2.07%	2.23%	1.73%	1.61%	1.81%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the period indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructurings and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
The increase in nonperforming assets of $841,000, or 4%, compared to June 30, 2019, was due to several smaller acquired relationships that have become 90+ days past due and are still accruing. The increase in nonperforming assets at September 30, 2019 compared to March 31, 2019, as well as previous periods, was partially due to acquired loans from First Prestonsburg, which comprised $1.5 million of nonperforming assets at September 30, 2019, with the remainder due to smaller relationships that have become 90+ days past due and are still accruing. Classified loans, which are those categorized as substandard or doubtful, declined $4.1 million, or 7%, compared to June 30, 2019, due to paydowns on several relationships. The increase in classified loans during the second quarter of 2019 was largely related to acquired First Prestonsburg loans, coupled with downgrades of two commercial loan relationships totaling $8.5 million during the second quarter of 2019. Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $3.4 million, or 4%, compared to June 30, 2019. The increase was mostly due to two relationships being downgraded, which were partially offset by upgrades of several loans. The increase in criticized loans during the second quarter of 2019 was largely related to acquired First Prestonsburg loans.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Non-interest-bearing deposits (a)	$677,232	$643,058	$628,464	$607,877	$617,447
Interest-bearing deposits:
Interest-bearing demand accounts (a)	622,496	610,464	572,316	573,702	547,172
Savings accounts	526,372	526,746	477,824	468,500	473,240
Retail certificates of deposit ("CDs")	488,942	497,221	404,186	394,335	402,309
Money market deposit accounts	441,989	428,213	403,642	379,878	391,377
Governmental deposit accounts	337,941	331,754	363,636	267,319	344,320
Brokered CDs	262,230	326,157	287,345	263,854	265,258
Total interest-bearing deposits	2,679,970	2,720,555	2,508,949	2,347,588	2,423,676
Total deposits	$3,357,202	$3,363,613	$3,137,413	$2,955,465	$3,041,123

(a)	The sum of amounts presented is considered total demand deposits.
At September 30, 2019, period-end deposits decreased $6.4 million, compared to June 30, 2019, and increased $401.7 million, or 14%, compared to December 31, 2018, and $316.1 million, or 10%, compared to September 30, 2018. Compared to June 30, 2019, higher-rate brokered CDs and retail CDs declined and were partially offset by increases in non-interest-bearing, money market and lower-cost interest-bearing demand deposit account balances. Brokered CDs and retail CDs were down $63.9 million, or 20%, and $8.3 million, or 2%, respectively. Non-interest-bearing deposit account balances increased $34.2 million, or 5%, while money market deposit accounts and interest-bearing demand deposit accounts were up $13.8 million, or 3%, and $12.0 million, or 2%, respectively. The increase in non-interest-bearing deposit account balances was primarily driven by two customer relationships that maintained balances that were higher than at June 30, 2019 and it is anticipated these balances will decline by year-end. The increase compared to December 31, 2018 and September 30, 2018 was primarily driven by the deposits acquired in the First Prestonsburg acquisition.
As of September 30, 2019, the balances in deposit accounts acquired from First Prestonsburg totaled $214.0 million, including $62.3 million of interest-bearing demand accounts, $54.0 million of retail CDs, $53.1 million of savings accounts, $30.1 million of non-interest-bearing demand accounts, and $14.5 million of money market accounts.
During the third quarter of 2019, Peoples issued $10.0 million of 90-day brokered CDs to fund one $10.0 million interest rate swap with a notional value of $10.0 million. During the second quarter of 2019, Peoples issued $30.0 million of 90-day brokered CDs to fund three $10.0 million interest rate swaps with a notional value in the aggregate of $30.0 million. The brokered CDs issued in the second quarter of 2019 matured in the third quarter. The CDs were replaced with 90-day brokered CDs. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs. The brokered CDs will be extended every 90 days through the maturity dates of the swaps.
Total demand deposit accounts comprised 39% of total deposits at September 30, 2019, compared to 37% of total deposits at June 30, 2019, 38% at March 31, 2019, 40% at December 31, 2018, and 38% at September 30, 2018. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and relying on higher-cost, non-core deposits, such as brokered CDs when deposits are not available in Peoples' footprint.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Short-term borrowings:
FHLB overnight borrowings	$106,000	$—	$24,000	$165,000	$102,000
FHLB 90-day advances	110,000	117,200	110,000	110,000	100,000
Current portion of long-term FHLB advances	23,069	23,129	13,188	30,000	30,000
Retail repurchase agreements	49,081	46,128	44,175	51,202	64,840
Unamortized debt issuance cost (a)	—	—	—	(4)	(10)
Total short-term borrowings	$288,150	$186,457	$191,363	$356,198	$296,830
Long-term borrowings:
FHLB advances	$76,785	$78,324	$98,670	$102,361	$103,860
Junior subordinated debt securities	7,409	7,367	7,325	7,283	7,239
Total long-term borrowings	$84,194	$85,691	$105,995	$109,644	$111,099
Total borrowed funds	$372,344	$272,148	$297,358	$465,842	$407,929

(a)	Unamortized debt issuance cost was related to the cost associated with the Credit Agreement with Raymond James Bank, N.A., which was a short-term obligation that was terminated as of April 3, 2019.
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. The increase in overnight borrowings of $106.0 million as of September 30, 2019 compared to June 30, 2019, was tied to the growth in earning assets during the quarter. As of September 30, 2019, Peoples had sixteen effective interest rate swaps, with an aggregate notional value of $150.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to extend every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps were funded by 90-day brokered CDs, which will also be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Long-term FHLB advances declined at June 30, 2019 compared to March 31, 2019 due to transfers to short-term borrowings. At March 31, 2019 compared to December 31, 2018, long-term FHLB advances declined due to principal payments.
Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments" of the Notes to the Unconsolidated Financial Statements.
Capital/Stockholders’ Equity
At September 30, 2019, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% by January 1, 2019, and applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2019, Peoples had a capital conservation buffer of 7.18%, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at September 30, 2019.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Capital Amounts:
Common Equity Tier 1	$417,468	$410,979	$389,394	$378,855	$367,537
Tier 1	424,877	418,347	396,719	386,138	374,776
Total (Tier 1 and Tier 2)	446,462	439,704	417,658	406,333	394,655
Net risk-weighted assets	$2,941,193	$2,903,387	$2,788,935	$2,773,383	$2,764,951
Capital Ratios:
Common Equity Tier 1	14.19%	14.16%	13.96%	13.66%	13.29%
Tier 1	14.45%	14.41%	14.22%	13.92%	13.55%
Total (Tier 1 and Tier 2)	15.18%	15.14%	14.98%	14.65%	14.27%
Leverage ratio	10.28%	10.26%	10.31%	9.99%	9.69%
Peoples' capital ratios at September 30, 2019 increased compared to the linked quarter due to earnings during the third quarter of 2019, which exceeded the dividends declared and paid during the quarter by $7.8 million. Peoples' capital ratios at June 30, 2019 increased compared to the linked quarter due to earnings during the second quarter of 2019, which exceeded the dividends declared and paid during the quarter by $2.6 million. The capital ratios at June 30, 2019 were also impacted by the increase in risk-weighted assets, which was largely attributable to the First Prestonsburg acquisition. The capital ratios increased at March 31, 2019 compared to December 31, 2018 due to increased equity as earnings exceeded the dividends declared. Peoples' capital ratios at December 31, 2018 increased compared to September 30, 2018 due primarily to increased earnings, which was largely driven by loan growth.
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Tangible equity:
Total stockholders' equity	$588,533	$579,022	$535,121	$520,140	$504,290
Less: goodwill and other intangible assets	179,126	176,763	161,242	162,085	163,401
Tangible equity	$409,407	$402,259	$373,879	$358,055	$340,889
Tangible assets:
Total assets	$4,396,148	$4,276,376	$4,017,119	$3,991,454	$4,003,089
Less: goodwill and other intangible assets	179,126	176,763	161,242	162,085	163,401
Tangible assets	$4,217,022	$4,099,613	$3,855,877	$3,829,369	$3,839,688
Tangible book value per common share:
Tangible equity	$409,407	$402,259	$373,879	$358,055	$340,889
Common shares outstanding	20,700,630	20,696,041	19,681,692	19,565,029	19,550,014
Tangible book value per common share	$19.78	$19.44	$19.00	$18.30	$17.44
Tangible equity to tangible assets ratio:
Tangible equity	$409,407	$402,259	$373,879	$358,055	$340,889
Tangible assets	$4,217,022	$4,099,613	$3,855,877	$3,829,369	$3,839,688
Tangible equity to tangible assets	9.71%	9.81%	9.70%	9.35%	8.88%
The primary contributor to the increase in tangible book value per share at September 30, 2019 compared to June 30, 2019, was net income, partially offset by dividends paid. The slight decline in the tangible equity to tangible assets ratio at September 30, 2019 compared to June 30, 2019, was a result of asset growth, driven primarily by an increase in the investment securities portfolio. The increase in the tangible equity to tangible assets ratio at June 30, 2019 compared to March 31, 2019, was due largely to the issuance of equity in the form of common shares in connection with the First Prestonsburg acquisition combined with higher retained earnings and other comprehensive income, given the increase in the market value of available-for-sale investment securities, during the second quarter of 2019, offset partially by higher tangible assets attributable primarily to the First Prestonsburg acquisition. The increase in the tangible equity to tangible assets ratio at March 31, 2018 compared to December 31, 2018 and September 30, 2018, was the result of higher retained earnings, combined with an increase in the market value of available-for-sale investment securities.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
300	$16,897	13.0%	$7,351	5.5%	$79,690	7.4%	$(22,088)	(2.1)%
200	13,889	10.7%	5,780	4.3%	84,199	7.8%	(7,191)	(0.7)%
100	9,205	7.1%	3,588	2.7%	59,470	5.5%	3,926	0.4%
(100)	(12,630)	(9.7)%	(9,075)	(6.8)%	(70,881)	(6.6)%	(44,512)	(4.2)%
(200)	(21,147)	(16.3)%	(23,712)	(17.6)%	(122,534)	(11.3)%	(130,769)	(12.4)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates as well as assumptions regarding prepayment speeds on mortgage-backed securities. Peoples takes a historically conservative approach when determining what repricing rates (i.e. deposit betas) are used and what prepayment speeds are used in modeling interest rate risk. These assumptions are monitored closely by Peoples on an ongoing basis. The actual deposit betas experienced by Peoples recently in the repricing of non-maturity deposits are lower than those used in Peoples' current interest rate risk model. While Peoples has benefited from this trend in the past, the changing interest rate environment poses potential risks to continued growth in net interest income.
With respect to investment prepayment speeds, the assumptions used are projecting the rate that the underlying mortgages prepay and cash flows are reinvested, generally as a result of refinancing activity. This activity tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lower or higher impact on net interest income. Peoples generally takes a more conservative approach regarding prepayment speed assumptions.
Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. This includes various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. At September 30, 2019, the U.S. Treasury and LIBOR swap curves were inverted for certain tenors. Given the shape of market yield curves at September 30, 2019, consideration of the bull steepener scenario yields insights which were not captured by parallel shifts. The key insight presented by the bull steepener scenario highlights the risk to net interest income when long-term yields remain constant while short-term rates fall. In such a scenario, Peoples’ funding costs, which are correlated with short-term rates, decline while asset yields, which are correlated with long-term rates, remain constant.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate cash flows from a counterparty in exchange for Peoples making fixed payments. The swaps are funded through either rolling 90-day FHLB advances or rolling 90-day brokered certificates of deposit, the rate on which is hedged by receipt of the three-month LIBOR component of the swaps. The net result is that, given interest rates are near historical lows, Peoples can obtain funding at swap rates which are significantly lower than rates available on alternative sources of funding, especially overnight and shorter term funding. As of September 30, 2019, Peoples has entered into sixteen interest rate swap contracts with an aggregate notional value of $150.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 14 Derivative Financial Instruments” of the Notes to the Unconsolidated Financial Statement included in this Form 10-Q.
At September 30, 2019, Peoples' consolidated balance sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. The increase in asset sensitivity from December 31, 2018 was largely attributable to the additional interest rate swaps added in the second and third quarters of 2019. While parallel interest rate shock scenarios are useful in assessing the level of interest rate risk inherent in the balance sheet, interest rates typically move in a non-parallel manner with differences in the timing, direction, and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve lowering short-term interest rates in the future could be offset by a greater reduction in long-term interest rates.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2018 Form 10-K.
At September 30, 2019, Peoples Bank had liquid assets of $286.6 million, which represented 5.9% of total assets and unfunded loan commitments. This amount exceeded the minimum level by $189.0 million, or 3.9% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $112.1 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Home equity lines of credit	$110,127	$106,456	$103,343	$101,265	$101,651
Unadvanced construction loans	87,063	95,266	80,916	74,734	71,836
Other loan commitments	365,343	360,872	308,103	314,271	324,059
Loan commitments	$562,533	$562,594	$492,362	$490,270	$497,546
Standby letters of credit	$14,983	$14,658	$12,371	$10,214	$9,979
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
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2019, Peoples had entered into sixteen interest rate swap contracts, which were effective with an aggregate notional value of $150.0 million. Although Peoples expects that each of the hedging relationships will continue to be highly effective as described above, it has not assumed that there will be no ineffectiveness in the hedging relationships. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements included in Peoples' 2018 Form 10-K and "Note 9 Derivative Financial Instruments" of the Notes to the Unconsolidated Financial Statements in this Form 10-Q.
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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2019:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2019 (2) (3)	1,248	$32.25	—	$15,049,184
August 1-31, 2019 (2)	988	30.79	—	15,049,184
September 1-30, 2019 (1) (3)	14,657	30.40	14,175	14,618,757
Total	16,893	$30.56	14,175	$14,618,757

(1)
On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to $20.0 million of its outstanding common shares. 14,175 common shares were purchased under this share repurchase program during September 2019.

(2)	Information reported includes 705 common shares and 988 common shares withheld to satisfy income taxes associated with restricted common shares, which vested during July and August, respectively.

(3)
Information reported includes 543 common shares and 482 common shares purchased in open market transactions during July and September, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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
P Exhibit filed with the SEC in paper originally and has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)	Incorporated herein by reference to Exhibit 10.3 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of Peoples Bancorp Inc. are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited) at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2019; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 30, 2019	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 30, 2019	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer