Form 10-K
period 2019-12-31
PEOPLES BANCORP INC
filed 2020-03-03
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2019
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

As of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $638,289,000 based upon the closing price as reported on The Nasdaq Global Select Market®.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 20,740,200 common shares, without par value, at February 28, 2020.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2020 (the "2020 Annual Meeting of Shareholders"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K (this "Form 10-K"), "Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K.
PART I
ITEM 1 BUSINESS
The disclosures set forth in this Item are qualified by "ITEM 1A RISK FACTORS" and the section captioned "Forward-Looking Statements" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and other cautionary statements set forth elsewhere in this Form 10-K.
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank. Peoples' other wholly-owned subsidiaries are Peoples Investment Company ("PIC") and Peoples Risk Management, Inc. Peoples also holds all of the common securities of NB&T Statutory Trust III. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance"), and an asset management company, Peoples Tax Credit Equity, LLC.
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
PIC was formed in 2001 and Peoples Tax Credit Equity, LLC was formed in 2014, in each case to provide new investment opportunities as a means of enhancing profitability. Peoples Risk Management, Inc. was formed in 2019 as a captive insurance subsidiary. The common securities of NB&T Statutory Trust III were acquired in connection with the acquisition of NB&T Financial Group, Inc. ("NB&T") on March 6, 2015.
Business Overview
Peoples makes available a complete line of commercial and consumer banking, insurance, investment and trust solutions through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
◦commercial loans, residential real estate loans, home equity lines of credit, consumer loans and Overdraft Privilege;
◦debit and automated teller machine ("ATM") cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦person-to-person payment processing and cardless cash;
◦safe deposit rental facilities;
◦money orders and cashier's checks;
◦a full range of life, health, and property and casualty insurance products;
◦third-party insurance administration services;
◦brokerage services;
◦custom-tailored fiduciary and trust services;
◦asset management and administration services; and
◦employee benefit, retirement, and health care plan administration services.
Peoples' financial products and services are offered through its financial service locations and ATMs in Ohio, Kentucky and West Virginia, as well as through online resources that are web and mobile based. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are offered through approved dealerships. Peoples Bank credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2019, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investment administration and management, with the traditional banking products offered to Peoples' clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investment and investment management; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. This program replaced the previous share repurchase program, which had authorized Peoples to purchase up to an aggregate of $20 million of its outstanding common shares and under which an aggregate of $6.3 million had been purchased through the termination of the previous share repurchase program on February 27, 2020.
Peoples Risk Management, Inc., a wholly-owned subsidiary of Peoples, was formed on August 22, 2019, and is a Nevada-chartered captive insurance company which insures against certain risks unique to the operations of Peoples and for which insurance may not be currently available or economically feasible. Peoples Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer. Peoples Risk Management, Inc. is subject to the laws and regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.
On April 12, 2019, Peoples completed the acquisition of First Prestonsburg Bancshares Inc. ("First Prestonsburg"). First Prestonsburg merged into Peoples, and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service branches located in eastern and central Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total merger consideration of $43.7 million, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to its shareholders prior to the merger, with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after preliminary fair value adjustments. Refer to "Note 19 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
Primary Market Area and Customers
Peoples considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes northeastern, central, southwestern and southeastern Ohio, eastern and central Kentucky, and west central West Virginia. Peoples currently operates 64 locations in Ohio, 14 locations in Kentucky and 10 locations in West Virginia. Peoples' market area consists of rural, small urban and metropolitan markets and serves a diverse group of industries and employers. Principal industries served in Peoples' primary markets include manufacturing, distribution, real estate, health care, education, municipal, agricultural, petrochemical, oil, gas and coal production, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic region provides diversity, which helps prevent Peoples' revenue and earnings from being largely dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and construction loans), residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and Overdraft Privilege.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2019, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as "loans, net of deferred fees and costs"), nor did Peoples Bank have any loans outstanding to non-United States ("U.S.") entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, and construction loans, and represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 55.2% and 55.7% of total loans at December 31, 2019 and December 31, 2018, respectively. Commercial lending inherently carries a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.

Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2019, the commercial loan portfolio consisted of 73.6% in variable interest rate loans and 26.4% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank also originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.
Peoples Bank evaluates all commercial loan relationships whose aggregate credit exposure is greater than $1.0 million on an annual basis for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade in the loan quality rating or placement on nonaccrual status. Peoples Bank also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include a borrower's request to renew a maturing loan or line of credit, actual knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality, or other similar events.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset acquisitions, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate, and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. At December 31, 2019, commercial and industrial loans comprised 23.1% of Peoples Bank's total loan portfolio compared to 20.7% at December 31, 2018.
Commercial Real Estate Loans
Peoples Bank's portfolio of commercial real estate loans comprised 29.0% of total loans at December 31, 2019, and 29.9% at December 31, 2018. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Typically, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes office buildings and complexes, retail facilities, multifamily complexes, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. At December 31, 2019, construction loans comprised 3.1% of Peoples Bank's total loan portfolio compared to 5.1% at December 31, 2018.
Construction financing is generally considered to involve higher credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate. Additional risk exists in these cases as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Residential Real Estate Loans
Peoples Bank's portfolio of residential real estate loans comprised 23.0% of total loans at December 31, 2019, and 21.8% at December 31, 2018. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $6.5 million of residential real estate loans held for sale and was servicing $496.8 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, as of December 31, 2019. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that are higher than the loan amounts acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
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
Residential real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank requires insurance, with Peoples Bank named as the mortgagee and loss payee. Peoples Bank requires evidence of insurance at the time of the loan closing. Additionally, Peoples Bank has a blanket insurance policy to cover loans secured by real estate with outstanding balances of less than $1 million that do not include an insurance escrow account. For loans secured by real estate with outstanding balances over $1 million or those that include an insurance escrow account, Peoples Bank force-places an insurance policy to cover the residential real estate loan when the borrower fails to maintain adequate insurance. Licensed appraisals are required for all residential real estate loans, and are completed by an independent third party. A compliance officer assigned to the line of business is responsible for working with the management team to identify, implement and test regulatory compliance controls.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2019, outstanding home equity lines of credit comprised 4.6% of Peoples Bank's total loans, compared to 4.9% at December 31, 2018. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with five-year to 20-year terms. At December 31, 2019, Peoples Bank's home equity loan portfolio consisted of 97.4% in variable interest rate loans and 2.6% in fixed interest rate loans. Peoples Bank also offers a home equity line of credit product whose terms include a fixed rate for the first five years, which converts to a variable interest rate for the remaining five years. At December 31, 2019, 17.6% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $23.4 million and $25.2 million, respectively, and a weighted-average remaining maturity of 7.4 years. The average original loan amount under these convertible rate home equity lines of credit was $40,000 at December 31, 2019.
Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank may lend up to 90% of the appraised value of the property (less the balance of the first mortgage) at higher interest rates that are commensurate with the additional risk being assumed in these situations. The home equity lines of credit are written with 10-year terms and are subject to a new underwriting review upon request for renewal.
Consumer Lending
Peoples Bank's consumer lending activities include consumer indirect loans and consumer direct loans, which primarily involve loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral or, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its ongoing standards, while strictly adhering to all laws and regulations governing consumer lending. A compliance officer assigned to the line of business is responsible for working with the management team to identify, implement and test regulatory compliance controls.
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally includes loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2019, consumer indirect loans comprised 14.5% of Peoples Bank's total loan portfolio, compared to 14.9% at December 31, 2018.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as consumer loans originated through the retail branch channel. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending for new and pre-owned vehicles through approved franchise or independent dealerships. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing and industry experience, evaluates customer experience with the dealership and completes an inspection of the inventory, showroom, and general facilities. On an ongoing basis, the dealerships are monitored based on production volume, application approval rates, portfolio default rates, and adherence to loan pricing guidelines.
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 2.7% of Peoples Bank's total loan portfolio, at both December 31, 2109 and December 31, 2018.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to deposit customers, both individual and business, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or loan loss. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by additions to the provision for loan losses necessary to ensure the maintenance of an appropriate allowance for losses against overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, was included in determining Peoples Bank's allowance for loan losses. At December 31, 2019, the unfunded commitment related to Overdraft Privilege was $50.3 million.
Investment Activities
At December 31, 2019, investment securities comprised 23.2% of Peoples' total assets, compared to 21.8% at December 31, 2018. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2019 included agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by Peoples are comprised of common stocks issued by unrelated bank holding companies. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
Peoples Bank's investment activities are governed internally by a policy approved by the Board of Directors of Peoples Bank, which is administered by Peoples Bank's Asset-Liability Management Committee ("ALCO"). The primary purpose of Peoples Bank's investment portfolio is to: (1) employ excess funds not needed to support loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations, and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with Peoples Bank's risk appetite and liquidity needs.

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
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples' funding sources are managed through Peoples' asset-liability management process and monitored by the ALCO, which is discussed further in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Deposits to individuals have account terms that vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Business deposits, which include traditional commercial business as well as governmental entities, are obtained through an offering of multiple deposit account types as well as cash management solutions. Depending on the need of the entity, these deposits could be either interest or non-interest bearing. The ability of Peoples Bank to offer competitive cash management solutions to its customers, enables it to obtain valuable operating account funds as well as non-operating account funds. Retail and business deposits are attractive sources of funding because of their stability and cost, relative to wholesale funding alternatives, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS") network.  Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain "one-way buy" CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source, and these deposits are classified as brokered CDs in "Note 7 Deposits" of the Notes to the Consolidated Financial Statements.
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs, and has the ability, if determined to be appropriate, to obtain deposits from deposit brokers. These deposits are used to supplement Peoples Bank's deposits to fund loans originated to customers located outside its primary market area, as well as provide diversity in funding sources. While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds. Additionally, in recent years, Peoples has issued brokered CDs to fund fixed-rate interest rate swaps.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 7 Deposits" of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.

Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 8 Short-Term Borrowings" and "Note 9 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies, insurance agencies and mutual fund providers. Competition within the financial services and insurance industries continues to increase as a result of mergers between, and expansion of, financial services and insurance providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Regulation") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans and deposits, and the availability and pricing of fiduciary, employee benefit plan, brokerage and insurance services. However, some competitors may have greater resources, including additional technology offerings and higher lending limits than Peoples, which may adversely affect Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and is intended to promote customers' continued use of multiple financial products and services. Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products. In addition, Peoples introduced a mobile-friendly website and is making efforts to implement mobile applications to make all of its products and services mobile-friendly.
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
Employees
At December 31, 2019, Peoples had 900 full-time equivalent employees, compared to 871 at December 31, 2018. The increase in full-time equivalent employees was primarily related to the acquisition of First Prestonsburg.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)", "Peoples Investment Services" and "peoplesbancorp.com" with the U.S. Patent and Trademark Office (the "USPTO"). These service marks currently have expiration dates ranging from 2021 to 2027.
Peoples may renew the registrations of service marks with the USPTO generally for additional five-year to 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the USPTO at the times required by the federal trademark laws and regulations. Peoples intends to continue to use its registered service marks and to timely renew the registration of each of them.
Peoples has proprietary interests in the Internet domain names "pebo.com" and "peoplesbancorp.com." Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the Deposit Insurance Fund. Such laws and regulations may also restrict Peoples' ability to repurchase its common shares or to receive dividends from Peoples Bank, and impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.

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
Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Bank of Cleveland ("FRB"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers.
Various requirements and restrictions under the laws of the U.S, and the states of Ohio, Kentucky and West Virginia affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations that are designed to prevent unfair, deceptive and abusive acts and practices and that ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services also affect the services provided by Peoples Bank.
Non-Banking Subsidiaries
Peoples' non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it conducts business. Peoples Risk Management, Inc., a Nevada-chartered captive insurance company, is subject to the laws and regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.
Other Regulatory Agencies
Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market ("Nasdaq")
Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. Peoples' common shares are listed with Nasdaq under the symbol "PEBO" and Peoples is subject to the rules for Nasdaq listed companies.
Federal Home Loan Bank
Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances. As a member of the FHLB, Peoples Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act of 1977, as amended (the "CRA"), and the member's record of lending to first-time homebuyers.
Federal Deposit Insurance Corporation ("FDIC")
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and Peoples Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the U.S. government.
As insurer, the FDIC is authorized to conduct examinations of and to require routine reporting by insured institutions, including Peoples Bank, to prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a threat to the Deposit Insurance Fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

Insured depository institutions are required to remit quarterly deposit insurance premiums to the FDIC, which are used to fund the Deposit Insurance Fund. Insurance premiums for each insured depository institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the insured depository institution. The assessment rate determined by considering such information is then applied to the amount of the insured depository institution's average assets minus average tangible equity to determine the insured depository institution's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected insured depository institution, depending on the amount of the increase.
The FDIC assesses a quarterly deposit insurance premium on each insured depository institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the Deposit Insurance Fund as a percentage of all Deposit Insurance Fund insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. As of September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. As of June 30, 2019, the DRR reached 1.40%, and the FDIC first applied credits for banks with assets of less than $10 billion ("small bank credits") on the September 30, 2019 assessment invoice (for the second quarter of 2019) and again on the December 31, 2019 assessment invoice (for the third quarter of 2019). The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the DRR is at least 1.35%.
In addition, all FDIC-insured institutions were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the U.S. government to recapitalize a predecessor to the Deposit Insurance Fund. These assessments continued until the Financing Corporation bonds matured in September 2019. The final assessment was collected on the March 29, 2019 FDIC invoice.
Bank Holding Company Regulation
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Act of 1999 – also known as the Financial Services Modernization Act of 1999 – which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, the financial holding company must be "well managed" and "well capitalized," and each insured depository institution subsidiary of the financial holding company must be well capitalized under the prompt corrective action provisions, be well managed and have received a rating of at least "satisfactory" in its most recent examination under the CRA. The CRA is more fully discussed in the section captioned "Community Reinvestment Act" included later in this item. In addition, financial holding companies, such as Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act, as amended, the prior approval of the Federal Reserve Board is required for a state-chartered, Federal Reserve Bank member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing an application seeking approval of a merger or acquisition transaction, the bank regulatory authorities consider, among other factors, the competitive effect and public benefits of the transaction, the capital position of the combined organization, the applicant's performance record under the CRA and fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.
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
•limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of the bank's capital stock and surplus;
•limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to an amount equal to 20.0% of the bank's capital stock and surplus; and
•require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.
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
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"), identifies five capital categories for insured depository institutions and requires the applicable regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the FDIC, the ODFI, and the Office of Comptroller of the Currency, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, and have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
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
The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standard" ("Basel I"), published by the Basel Committee on Banking Supervision (the "Basel Committee"). In July 2013, the U.S. banking regulators issued capital rules (the "Basel III Capital Rules") applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. Community banking organizations, including Peoples and Peoples Bank, began transitioning to the rules on January 1, 2015. The minimum capital requirements became effective on January 1, 2015; whereas, the capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.
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

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.
Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.
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
Under the guidelines, capital is compared to the relative risk included in the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and share repurchases, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and was increased by that amount each year until fully implemented at 2.50% on January 1, 2019.
In September 2019, the Federal Reserve Board, along with other federal banking regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including Peoples Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks meet certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if the community bank has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. Peoples has opted out of the simplified framework and continue to follow existing capital rules.
In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Peoples currently anticipates recording a one-time cumulative effect adjustment upon adoption, and does not anticipate utilizing the three year phase in. Peoples expects to maintain risk-based capital ratios in excess of "well-capitalized" after the impact of the one-time cumulative effect adjustment. Additional information on Peoples' expectations of the impact of CECL can be found under the "FINANCIAL CONDITION - Allowance for Loan Losses" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
In order to be "well capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a tier 1 leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples Bank meets the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. The most recent performance evaluation by the Federal Reserve Board (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank was conducted in 2017 and resulted in an overall rating of "Satisfactory." The next CRA examination for Peoples Bank is scheduled to occur in March of 2020.
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of Peoples Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the FRB. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
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
The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company's capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the financial holding company's or bank holding company's financial health, such as by borrowing.
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by the NB&T Statutory Trust III, or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples will be prohibited from declaring or paying any dividends on Peoples' common shares. Even where the declaration or payment of a dividend would not otherwise be restricted under applicable laws, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair or deceptive acts or practices ("UDAP").
In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019. On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions. On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. Peoples does not currently expect the Payday Rule to have a material effect on Peoples’ financial condition or results of operations on a consolidated basis.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Peoples is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
USA Patriot Act
The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the "USA Patriot Act"), and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers seeking to establish new accounts and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Peoples Bank has established policies and procedures that Peoples believes comply with the requirements of the USA Patriot Act.
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
In May 2016, the federal banking regulatory agencies approved a second joint notice of proposed rules (the "Second Proposed Joint Rules") designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1.0 billion or more, and are still in the status of proposed rules.
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
Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like Peoples Bank, the Second Proposed Joint Rules would:
•prohibit incentive-based compensation arrangements that are "excessive" or "could lead to material financial loss;"
•require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.
Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.
Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors, and the public company must fund the reasonable compensation of such advisors.

Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. Peoples has implemented a clawback policy and it is posted under the "Corporate Overview – Governance Documents" tab of the "Investor Relations" page of Peoples' Internet website.
SEC regulations require public companies such as Peoples to provide various disclosures about executive compensation in annual reports and proxy statements, and to present to their shareholders a non-binding vote on the approval of executive compensation.
Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cybersecurity attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cybersecurity attack. If Peoples Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Peoples expects this trend of state-level activity in those areas to continue, and continues to monitor developments in the states in which Peoples' customers are located.
In the ordinary course of business, Peoples relies on electronic communications and information systems to conduct its operations and to store sensitive data. Peoples employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Peoples employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Peoples’ defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Peoples has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Peoples’ systems and those of its customers and third-party service providers are under constant threat and it is possible that Peoples could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Peoples and Peoples' customers. See “ITEM 1A RISK FACTORS” for a further discussion of risks related to cybersecurity.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity includes the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepts (i) trading conducted in certain capacities; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
In addition, the Volcker Rule prohibits a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, subject to a number of exceptions. To the extent that Peoples Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Peoples Bank believes that its activities and relationships fall within the scope of one or more of these exceptions.

In July 2019, the five federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Peoples Bank, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Peoples and its subsidiaries. Peoples believes the nature of the operations of its subsidiaries has little, if any, environmental impact. As a result, Peoples anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.
Peoples believes its primary exposure to environmental risk is through the lending activities of Peoples Bank. Peoples limits its exposure to environmental risk by lending to a diverse range of consumer and commercial customers. In cases where management believes environmental risk potentially exists, Peoples Bank mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, and continuing political change makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
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
ITEM 1A RISK FACTORS
The following are certain risks that management believes are specific to Peoples' business.  This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. Additional risks that are not presently known or that Peoples presently deems to be immaterial could also have a material adverse impact on Peoples' business, financial condition or results of operations.
Economic, Political, Environmental and Market Risks
•Changes in economic and political conditions could adversely affect Peoples’ earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of its customers to repay loans and the value of the collateral securing its loans.
Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government, budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President or changes in the membership of Congress in 2020, and other factors beyond Peoples’ control may adversely affect Peoples Bank's deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of Peoples Bank's borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect

Peoples' earnings and Peoples' capital, as well as the ability of Peoples Bank's customers to repay loans. The effects on the U.S. of the United Kingdom leaving the European Union (Brexit) are currently unknown.
The local economies of the majority of Peoples' market areas historically have been less robust than the economy of the nation as a whole and typically are not subject to the same extent of fluctuations as the national economy. In general, a favorable business environment and economic conditions are characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; volatility in pricing and availability of natural resources; natural disasters; or a combination of these or other factors.
Any reversal of recent improvements in economic conditions could have an adverse effect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples Bank's loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples Bank's ability to sell the collateral upon foreclosure.
•Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, not only could influence the interest Peoples receives on loans and securities, and the amount of interest Peoples pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.
Changes in interest rates may also negatively affect the ability of Peoples' borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.
Recent global public health concerns have caused significant disruption in the equity markets and a significant drop in interest rates, resulting in an inverted yield curve. The duration of the impact is unknown. Should interest rates remain inverted or low for an extended period, it could have a significant adverse impact on the profitability of Peoples.
Peoples' management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples' results of operations. Peoples' management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples' financial condition and results of operations.
See the sections captioned "Interest Income and Expense" and "Interest Rate Sensitivity and Liquidity" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K for further discussion related to Peoples' interest rate risk.
•A transition away from London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively impact Peoples' income and expenses, and the value of various financial instruments.
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
Peoples has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under financial instruments referencing new rates will differ from those referencing LIBOR. The transition will change Peoples’ market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with Peoples’ customers could adversely impact its reputation. Although Peoples is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on Peoples’ business, financial condition and results of operations.
In 2019, Peoples Bank formed a LIBOR Change Committee. The goal of the LIBOR Change Committee is to monitor Peoples Bank's efforts to ensure an orderly transition away from LIBOR by the end of 2021, should such a transition become necessary. The LIBOR Change Committee has already taken actions to ensure that documentation in the loan portfolios provides for a substitution of an index if the original index is either no longer available or is replaced by a new index. Documentation on interest rate swaps will be amended in the International Swaps and Derivative Association agreements. While the Peoples Bank’s securities portfolio is not heavily invested in variable rate securities, there is LIBOR exposure in the agency collateralized mortgage obligation sector. Peoples Bank will be monitoring the transition of these securities to the new index over the next several months.
•Adverse changes in the financial markets may adversely impact Peoples' results of operations.
While Peoples generally invests in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities held by Peoples possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and similar asset-backed assets. Even securities issued by governmental agencies and entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.
•Changes in market rates and economic conditions could cause the interest rate swaps Peoples Bank has entered into to become ineffective.
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. As of December 31, 2019, Peoples had seventeen interest rate swaps with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to extend every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were funded by 90-day brokered CDs, which will also be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. As of December 31, 2019, the termination value of derivative financial instruments in a net liability position was $3.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2019, Peoples had $20.0 million of collateral posted with certain of its derivative counterparties. However, the counterparties had no collateral posted against their obligations under these agreements. If Peoples had breached any of the provisions of the agreements at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.
•Peoples is subject to environmental liability risk associated with lending activities.
A significant portion of Peoples' loan portfolio is secured by real property. During the ordinary course of business, Peoples forecloses on and takes title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Peoples may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require Peoples to incur substantial expenses and may materially reduce the affected property’s value or limit Peoples' ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Peoples' exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Peoples' business, financial condition and results of operations.
•The value of Peoples’ goodwill and other intangible assets may decline in the future.
As of December 31, 2019, Peoples had $177.5 million of goodwill and other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Peoples’ common shares may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If Peoples were to conclude that a future write-down of goodwill and other intangible assets is necessary, the appropriate charge will be recorded, which could have a material adverse effect on Peoples' business, financial condition and results of operations.

Business Operations Risks
•Peoples is exposed to operational risk.
Similar to any large organization, Peoples is exposed to many types of operational risk, including those discussed in more detail in this Item, such as reputational risk, cyber, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
Peoples may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Peoples could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems. Although Peoples has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to Peoples.
Any failure or interruption in Peoples' operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Peoples to regulatory intervention or expose Peoples to civil litigation and financial loss or liability, any of which could have a material adverse effect on Peoples.
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
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect and which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples) or that Peoples' (or its vendors’) business continuity and data security systems will prove to be inadequate.
•Failures or material breaches in security of Peoples' systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on Peoples' results of operations and financial condition and the price of Peoples' common shares.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples' necessary dependence upon automated systems to record and process Peoples' transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not become inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-party service providers. Peoples' inability to use or access those information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples' business operations. Risks to Peoples' systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. Peoples is also at risk from the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Peoples deals.
Peoples could be adversely affected if one of its employees causes a significant operational break down or failure, either as a result of human error or where the individual purposefully sabotages or fraudulently manipulates Peoples’ operations or systems. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
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
Peoples has implemented security controls to prevent unauthorized access to the computer systems and requires its third-party service providers to maintain similar controls. However, Peoples' management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use it to compete with Peoples. In addition, unauthorized access to or use of sensitive data could subject Peoples to litigation and liability, and costs to prevent further such occurrences.
Further, Peoples may be affected by data breaches at retailers and other third parties who participate in data interchanges with Peoples and its customers that involve the theft of customer debit card data, which may include the theft of Peoples’ consumer and business debit card personal identification numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in Peoples incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Peoples’ results of operations. To date, Peoples has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that Peoples will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Peoples' risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and Peoples' plans to continue to implement Internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, Peoples may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.
Peoples’ assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. Peoples uses several third-party vendors who have access to Peoples’ assets via electronic media or data transfer protocols. Certain cybersecurity risks arise due to this access, including cyber espionage, blackmail, ransom and theft.
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
While Peoples maintains specific "cyber" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Peoples' cyber insurance coverage.
•Peoples and Peoples Bank operate in a highly regulated industry, and the laws and regulations that govern Peoples’ operations, corporate governance, executive compensation and financial accounting, or financial reporting, including changes in, or failure to comply with, such laws and regulations may adversely affect Peoples.
The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect Peoples' shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, restrict the ability of Peoples Bank to guarantee Peoples Bancorp Inc.'s debt, and impose limitations on Peoples’ business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. generally accepted accounting principles ("US GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which Peoples is subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit its ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.
•Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause Peoples a material financial loss.
The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal banking regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.
There is also increased scrutiny of compliance with the rules enforced by the OFAC. If Peoples' policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that Peoples has already acquired or may acquire in the future are deficient, Peoples may be subject to liability, including fines and regulatory actions such as restrictions on Peoples' ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact Peoples' business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Peoples.
For a more complete discussion of the Bank Secrecy Act and the USA Patriot Act, see the section captioned "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
•Peoples is at risk of increased losses from fraud.
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud. In addition to fraud committed directly against Peoples, Peoples may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate consumers and thereby commit fraud.
•Peoples' business could be adversely affected through events impacting third parties who perform significant operational services on behalf of Peoples.
The third parties performing operational services for Peoples are subject to risks similar to those faced by Peoples relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community banks, Peoples relies, in significant part, on a single vendor for the systems which allow Peoples to provide banking services to Peoples’ customers, with the systems being maintained on Peoples' behalf by this single vendor.
One or more of the third parties utilized by Peoples may experience a cybersecurity event or operational disruption and, if any such event or disruption does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations to Peoples in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.
Financial or operational difficulties of a third-party provider could also impair Peoples' operations if those difficulties interfere with such third party’s ability to serve Peoples. If a critical third-party provider is unable to meet the needs of Peoples in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed, and if Peoples is not able to develop alternative sources for these services and products quickly and in a cost-effective manner, Peoples’ business could be materially adversely effected.
Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, could affect the circumstances and conditions under which Peoples works with third parties and the cost of managing such relationships.

•Peoples' failure to be in compliance with any material provision or covenant of its debt instruments could have a material adverse effect on Peoples' liquidity and operations.
On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that are unfavorable to Peoples. The U.S. Bank Loan Agreement matures on April 2, 2020. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
•Peoples' exposure to credit risk could adversely affect Peoples' earnings and financial condition.
There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans are to be repaid, risks resulting from changes in the economy, risks that Peoples will have inaccurate or incomplete information about borrowers, risks that borrowers will become unable to repay loans, and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.
Commercial loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher degree of credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition. Peoples may also have credit exposures concentrated in a particular industry, resulting in a risk of a material adverse effect on earnings or financial condition, if there is an event adversely affecting such industry. Additional information regarding Peoples' credit exposure concentration as of December 31, 2019 can be found in the section captioned "Loan Concentration" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
•Peoples' allowance for loan losses may be insufficient to absorb the probable, incurred losses in its loan portfolio.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments – Credit Losses", which replaced the incurred loss model with the CECL model, which is an expected loss model. The new accounting guidance became effective for Peoples beginning January 1, 2020, and includes most debt instruments under the new framework. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected credit losses under the new parameters. If the methodologies and assumptions used by Peoples in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Peoples' financial condition and results of operations.
At implementation, the expected credit losses measured under the CECL model could differ materially from the allowance for loan losses under the incurred loss model. Peoples will record a cumulative effect adjustment to its Consolidated Balance Sheet as of January 1, 2020 using a modified retrospective approach.
•Peoples' accounting estimates and risk management processes rely on analytical and forecasting models.
The processes Peoples uses to estimate Peoples' incurred and expected loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on Peoples' financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models Peoples uses for interest rate risk and asset-liability management are inadequate, Peoples may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used by Peoples for determining incurred and expected loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models used by Peoples to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Peoples could realize upon sale or settlement of such financial instruments. Any such failure in Peoples' analytical or forecasting models could have a material adverse effect on Peoples' business, financial condition and results of operations.
•Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but such capital may not be available when needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support the businesses or to finance acquisitions, if any, or for other unanticipated reasons. The ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of Peoples' control. Therefore, there can be no assurance that additional capital will be available or that capital will be available on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.
•Peoples may not be able to remain competitive.
Peoples experiences significant competition in originating loans, obtaining deposits, and maintaining and growing insurance and trust customers, principally from other commercial banks, savings associations, credit unions, trust and brokerage companies, insurance agencies, fintechs and online service providers. Several of Peoples' competitors have greater resources, larger branch systems and wider arrays of banking and non-banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates it can charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds that have historically been held as bank deposits in brokerage accounts, mutual funds, or high yield savings accounts with online banks. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations.  If Peoples is unable to compete effectively, Peoples will lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples' competitive environment, see the section captioned "Competition" in "ITEM 1 BUSINESS" of this Form 10-K.
•Peoples may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Peoples’ future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. Peoples may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect Peoples’ growth, revenue and net income.

•Peoples may not be able to attract and retain skilled key employees.
Peoples' success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and intensified by low unemployment rates, and Peoples may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact Peoples' ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation than what is offered in metropolitan areas to attract or retain key employees, which may adversely affect salaries and employee benefit costs.
Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, Peoples' incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on Peoples' compensation practices, causing Peoples to make changes that may affect its ability to offer competitive compensation to these individuals or that place it at a disadvantage to non-financial service competitors. Peoples' ability to attract and retain talented employees may be affected by these restrictions, or any new executive compensation limits or regulations.
•Peoples' ability to pay dividends is limited, and Peoples may not be in the position to pay dividends in the future.
Although Peoples has paid dividends on its common shares in the past, Peoples may, at the discretion of its Board of Directors, reduce or eliminate dividends in the future, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of its liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation – Dividend Restrictions" in "ITEM 1 BUSINESS" of this Form 10-K and "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
•Climate change, severe weather, natural disasters, acts of war or terrorism, the emergence of a pandemic and other adverse external events could significantly impact Peoples' business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or concern about a possible pandemic, and other adverse external events could have a significant impact on Peoples' ability to conduct business or upon third parties who perform operational services for Peoples or its customers. Such events could affect the stability of Peoples' deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, disrupt the infrastructure that supports Peoples' business and the communities Peoples is located in, negatively impact financial markets and interest rates, result in lost revenue or cause Peoples to incur additional expenses.
In early 2020, there were global public health concerns resulting in various uncertainties including the potential impact to global economies, trade and consumer and corporate clients. The public health concerns may have an adverse impact on certain Peoples customers directly or indirectly which are engaged in international trade and travel. These businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the public health concerns. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries.
•Peoples depends upon the accuracy and completeness of information about customers and counterparties.
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
•Peoples Bank may be required to repurchase loans it has sold or to indemnify loan purchasers under the terms of the sale agreements, which could adversely affect Peoples’ liquidity, results of operations and financial condition.
When Peoples Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if Peoples Bank is later found to have breached any representation or warranty Peoples Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While Peoples Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties and borrower fraud, there can be no assurance that a breach or fraud will never occur. Required repurchases, substitutions or indemnifications could have an adverse effect on Peoples’ liquidity, results of operations and financial condition.

•Peoples and its subsidiaries are subject to examinations and challenges by tax authorities.
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
Management believes it has taken appropriate positions with respect to all tax returns and does not anticipate that any examination would have a material impact on Peoples' Consolidated Financial Statements. However, the outcome of any such examination and the ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples' tax liability for any tax year open to examination will be as reflected in Peoples' current and historical Consolidated Financial Statements. Further information can be found in the "Critical Accounting Policies – Income Taxes" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
•Peoples or one of its subsidiaries may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on Peoples' financial condition, results of operations and cash flows.
Peoples and its subsidiaries may be involved from time to time in a variety of litigation arising out of their respective businesses. The risk of litigation increases in times of increased troubled loan collection activity. Peoples' insurance may not cover all claims that may be asserted against Peoples and its subsidiaries, and any claims asserted against them, regardless of merit or eventual outcome, may harm their respective reputations. Should the ultimate judgments or settlements in any litigation exceed the applicable insurance coverage, they could have a material adverse effect on Peoples' financial condition, results of operations and cash flows. In addition, Peoples or one of its subsidiaries may not be able to obtain appropriate types or levels of insurance in the future or adequate replacement policies with acceptable terms.
•Defaults by larger financial institutions could adversely affect Peoples' business, earnings and financial condition.
Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This "systemic risk" may adversely affect Peoples' business.
Additionally, Peoples' investment portfolio continues to include a limited amount of investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in the future. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize impairment losses on its investment in bank-issued trust preferred securities in future periods.
Legislative, Regulatory and Tax Change Risks
•Legislative or regulatory changes or actions could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the FRB, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and Peoples' management cannot predict the effect of those changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the appropriateness of an institution's allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and its shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples' market area.
In light of conditions in the global financial markets and the global economy that occurred since the recession that started in 2008, regulators have increased their focus on the regulation of the financial services industry. Most recently, the government and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the government and regulations promulgated by federal regulatory agencies subject Peoples, Peoples Bank and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on Peoples' business, results of operations or the trading price of Peoples' common shares.
Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
•Changes in accounting standards, policies, estimates or procedures may impact Peoples' reported financial condition or results of operations.
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
The preparation of consolidated financial statements in conformity with US GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management's estimates. The new CECL accounting standard, which became effective on January 1, 2020, will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts of events that could affect collectability. With the adoption of CECL, the allowance for credit losses will increase, which will decrease retained earnings and regulatory capital. The federal banking regulators have adopted a rule that will allow banks to phase in the day-one impact of the adoption of CECL on regulatory capital over three years, which Peoples does not currently anticipate utilizing. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements or operational losses.
Additional information regarding Peoples' critical accounting policies and the sensitivity of estimates can be found in the section captioned "Critical Accounting Policies" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
•Changes in tax laws could adversely affect Peoples' performance.
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
•Increases in FDIC insurance premiums may have a material adverse effect on Peoples' earnings.
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
Effective July 1, 2016, the FDIC changed the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The assessment method was changed to the financial ratios method so that it is based on a statistical model estimating the probability of failure of a bank over three years. The FDIC also updated the financial measures used in the financial ratios method consistent with the statistical model, eliminated risk categories for established small banks, and used the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating). These changes to the assessment method decreased Peoples' premiums beginning in late 2016. In addition, the Deposit Insurance Fund reached the 1.35% reserve ratio target as of September 30, 2018, exceeding the statutory required minimum reserve ratio ahead of the September 30, 2020 deadline mandated by the Dodd-Frank Act. This resulted in Peoples receiving two credits on its quarterly FDIC insurance assessment during 2019 and may result in credits being applied to future FDIC insurance assessments by Peoples. However, there can be no assurance that the assessment will continue to be at the lower rate indefinitely.

Strategic Risks
•Peoples' ability to complete acquisitions and integrate completed acquisitions may be unsuccessful or more difficult, time-consuming or costly than expected, which could have an adverse effect on Peoples' business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and its competitors may have greater resources to pay such acquisition prices. In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. If Peoples fails to receive the appropriate approvals, it will not be able to consummate an acquisition that it believes is in its best interest.
Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including in the integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, Peoples may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of Peoples' shareholders. Recent changes in the stock price of financial institutions could impact the valuation of potential target companies and, therefore, Peoples' ability to compete for acquisitions.
•Anti-takeover provisions may delay or prevent an acquisition or change in control by a third party.
Provisions in the Ohio General Corporation Law, Peoples' Amended Articles of Incorporation and Peoples' Code of Regulations, including a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples' Board of Directors and management more difficult. These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples' shareholders.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2019, Peoples Bank operated 62 offices in Ohio, 13 offices in Kentucky, and 11 offices in West Virginia. Of these 86 offices, 20 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Lyndhurst, Ohio, and in Pikeville, Kentucky.

Rent expense on the leased properties totaled $1.3 million in 2019 and $1.1 million in 2018, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2021:

Location	Address	Lease Expiration Date

South Parkersburg Walmart Office	2900 Pike Street Parkersburg, West Virginia	January 2020 (a)
Cincinnati Mortgage Origination Division	11025 Reed Hartman Highway Cincinnati, Ohio	February 2020 (a)
South Shore Office	347 James Hannah Drive South Shore, Kentucky	July 2020 (b)
Pikeville Insurance Office	108 Trivett Drive Pikeville, Kentucky	September 2020 (a)
Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2021 (a)
Infinity Insurance Group	5231 Mayfield Road Lyndhurst, Ohio	April 2021 (a)
Huntington Business Production Office	1200 Third Avenue Huntington, West Virginia	May 2021 (b)
Athens Mall Office	801 East State Street Athens, Ohio	June 2021 (b)
Akron Business Production Office	354 South Main Street Akron, Ohio	June 2021 (a)
Cincinnati East Loan Production Office	151 Castleberry Court Milford, Ohio	June 2021 (b)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement has one three-year extension remaining.

Peoples considers its offices and related facilities to be suitable and adequate for the present needs of Peoples and its subsidiaries. Peoples evaluates on a continuing basis the suitability and adequacy of its offices and related facilities, and has opened, relocated, remodeled or closed them as appropriate to maintain efficient and attractive premises.
Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from "Note 5 Bank Premises and Equipment" of the Notes to the Consolidated Financial Statements.
ITEM 3 LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, Peoples' management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2019, Peoples had 2,440 shareholders of record.
Peoples plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2019:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2019	12,852	(1)(2)	$30.53	(1)(2)	12,252	$14,245,071
November 1 – 30, 2019	475	(2)	$32.90	(2)	—	$14,245,071
December 1 – 31, 2019	—		$—		—	$14,245,071
Total	13,327		$30.61		12,252	$14,245,071
(1)On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $20 million of its outstanding common shares. Peoples repurchased 12,252 common shares under this share repurchase program during October 2019. On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. The share repurchase program announced on February 28, 2020 replaced the previous repurchase program which was terminated on February 27, 2020. Additional information regarding the share repurchase program can be found in "Note 10 Stockholders' Equity" of the Notes to the Consolidated Financial Statements.
(2)Information includes 600 common shares and 475 common shares purchased in open market transactions during October and November, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2014, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 3,000 in order of descending market capitalization in the Russell 3000 Index. The second is the Russell 2000 Financial Services Index, which is comprised of the financial services companies within the Russell 2000 Index.
COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., RUSSELL 2000 INDEX,
AND RUSSELL 2000 FINANCIAL SERVICES INDEX

	At December 31,
	2014	2015	2016	2017	2018	2019
Peoples Bancorp Inc.	$100.00	$74.66	$132.32	$136.44	$129.97	$155.88
Russell 2000 Index	$100.00	$95.59	$115.93	$132.94	$118.36	$148.52
Russell 2000 Financial Services Index	$100.00	$100.60	$131.84	$139.42	$124.26	$154.20

ITEM 6 SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data (a)
Total interest income	$170,095	$151,264	$126,525	$115,444	$108,333
Total interest expense	29,257	21,652	13,148	10,579	10,721
Net interest income	140,838	129,612	113,377	104,865	97,612
Provision for loan losses	2,504	5,448	3,772	3,539	14,097
Net gain (loss) on investment securities	164	(146)	2,983	930	729
Net loss on asset disposals and other transactions	(782)	(334)	(63)	(1,133)	(1,788)
Total non-interest income excluding net gains and losses (b)	64,892	57,234	52,653	51,070	47,441
Total non-interest expense	137,250	125,977	107,975	106,911	115,081
Net income (c)	$53,695	$46,255	$38,471	$31,157	$10,941
Balance Sheet Data (a)
Total investment securities	$1,010,578	$871,837	$874,486	$859,455	$868,830
Loans, net of deferred fees and costs ("total loans")	2,873,525	2,728,778	2,357,137	2,224,936	2,072,440
Allowance for loan losses	21,556	20,195	18,793	18,429	16,779
Goodwill and other intangible assets	177,503	162,085	144,576	146,018	149,617
Total assets	4,354,165	3,991,454	3,581,686	3,432,348	3,258,970
Non-interest-bearing deposits	671,208	607,877	556,010	734,421	717,939
Brokered certificates of deposits	207,939	263,854	159,618	38,832	47,635
Other interest-bearing deposits	2,412,265	2,083,734	2,014,702	1,759,605	1,784,148
Short-term borrowings	316,977	356,198	209,491	305,607	160,386
Junior subordinated debentures held by subsidiary trust	7,451	7,283	7,107	6,924	6,736
Other long-term borrowings	75,672	102,361	136,912	138,231	106,934
Total stockholders' equity	594,393	520,140	458,592	435,261	419,789
Tangible assets (d)	4,176,662	3,829,369	3,437,110	3,286,330	3,109,353
Tangible equity (d)	$416,890	$358,055	$314,016	$289,243	$270,172
Per Common Share Data (a)
Earnings per common share – basic	$2.65	$2.42	$2.12	$1.72	$0.62
Earnings per common share – diluted	2.63	2.41	2.10	1.71	0.61
Cash dividends declared per common share	1.32	1.12	0.84	0.64	0.60
Book value per common share (e)	28.72	26.59	25.08	23.92	22.81
Tangible book value per common share (d)(e)	$20.14	$18.30	$17.17	$15.89	$14.68
Weighted-average number of common shares outstanding – basic	20,120,119	18,991,768	18,050,189	18,013,693	17,555,140
Weighted-average number of common shares outstanding – diluted	20,273,725	19,122,260	18,208,684	18,155,463	17,687,795
Common shares outstanding at end of period	20,698,941	19,565,029	18,287,449	18,200,067	18,404,864
Closing stock price at end of period	$34.66	$30.10	$32.62	$32.46	$18.84

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Significant Ratios (a)
Return on average stockholders' equity	9.48%	9.48%	8.54%	7.20%	2.69%
Return on average tangible equity (f)	14.35	14.81	13.33	11.86	5.16
Return on average assets	1.27	1.19	1.10	0.94	0.35
Return on average assets adjusted for non-core items (g)	1.42	1.32	1.08	0.97	0.62
Average stockholders' equity to average assets	13.41	12.61	12.83	13.03	13.09
Average total loans to average deposits	86.35	89.37	86.10	83.22	80.08
Net interest margin (h)	3.69	3.71	3.62	3.54	3.53
Efficiency ratio (i)	64.74	65.33	62.20	65.13	75.50
Efficiency ratio adjusted for non-core items (j)	61.09	61.32	61.85	64.30	67.49
Pre-provision net revenue to total average assets (k)	1.62	1.57	1.65	1.48	0.96
Dividend payout ratio	50.08	46.65	39.86	37.40	96.35
Total loans to deposits (e)	87.50	92.51	86.42	88.81	81.80
Total investment securities as percentage of total assets (e)	23.21%	21.84%	24.42%	25.04%	26.67%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (e)(l)	0.75%	0.71%	0.73%	1.13%	0.94%
Nonperforming assets as a percent of total assets (e)(l)	0.50	0.49	0.49	0.75	0.62
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (e)(l)	0.76	0.71	0.74	1.16	0.98
Criticized loans as a percent of total loans (e)(m)	3.37	4.18	3.84	4.46	5.89
Classified loans as a percent of total loans (e)(n)	2.30	1.61	1.97	2.59	2.91
Allowance for loan losses as a percent of total loans (e)	0.75	0.74	0.80	0.83	0.81
Allowance for loan losses as a percent of nonperforming loans (e)(l)	99.28	104.35	108.52	73.43	86.05
Provision for loan losses as a percent of average total loans	0.09	0.21	0.16	0.17	0.72
Net charge-offs as a percent of average total loans (o)	0.04%	0.15%	0.15%	0.09%	0.78%
Capital Information (a)(e)
Common equity tier 1 capital ratio (p)	14.59%	13.66%	13.26%	12.91%	13.36%
Tier 1 risk-based capital ratio	14.84	13.92	13.55	13.21	13.67
Total risk-based capital ratio (tier 1 and tier 2)	15.58	14.65	14.43	14.11	14.54
Tier 1 leverage ratio	10.41%	9.99%	9.75%	9.65%	9.52%
Common equity tier 1 capital	$427,415	$378,855	$327,172	$306,506	$288,416
Tier 1 capital	434,866	386,138	334,279	313,430	295,151
Total capital (tier 1 and tier 2)	456,422	406,333	355,977	334,957	313,974
Total risk-weighted assets	$2,930,355	$2,773,383	$2,466,620	$2,373,359	$2,158,713
Total stockholders' equity to total assets	13.65%	13.03%	12.80%	12.68%	12.88%
Tangible equity to tangible assets (d)	9.98%	9.35%	9.14%	8.80%	8.69%
(a)Reflects the impact of the acquisition of NB&T beginning March 6, 2015, ASB Financial Corp. ("ASB") beginning April 13, 2018, and First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019.
(b)Total non-interest income excluding net gains and losses, is a non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Core Non-Interest Income and Expense (non-US GAAP)."
(c)Net income includes non-core non-interest expenses totaling $7.6 million in 2019, $7.5 million in 2018, $583,000 in 2017, $1.3 million in 2016, and $11.8 million in 2015. Additional information regarding the non-core non-interest expense can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Core Non-Interest Income and Expense (non-US GAAP)."
(d)These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these amounts can be found in "ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Capital/Stockholders’ Equity."
(e)Data presented as of the end of the year indicated.
(f)Return on average tangible equity represents a non-US GAAP financial measure since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Tangible Equity (non-US GAAP)."
(g)Return on average assets adjusted for non-core items represents a non-US GAAP financial measure since it excludes the release of the deferred tax asset valuation allowance, the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, the after-tax impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and other non-core expenses in earnings.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)."
(h)Information presented on a fully tax-equivalent ("FTE") basis using a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior years.
(i)The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio (non-US GAAP)."
(j)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus core non-interest income excluding all gains and losses. This amounts represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and other non-core expenses in earnings, and uses FTE net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio (non-US GAAP)."
(k)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings. This measure is a key metric used by federal banking regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this ratio can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Pre-Provision Net Revenue (non-US GAAP)."
(l)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(m)Includes loans categorized as special mention, substandard and doubtful.
(n)Includes loans categorized as substandard and doubtful.
(o)Net charge-offs as a percent of average total loans decreased in 2019 as Peoples recorded recoveries of $2.4 million, or 0.08% of average total loans, associated with one large commercial relationship. Net charge-offs as a percent of average total loans increased in 2015 as Peoples recorded a $13.1 million charge-off associated with one large commercial relationship, resulting in 0.67% of the reported amount of 0.78%.
(p)Peoples' capital conservation buffer was 7.58% at December 31, 2019, 6.65% at December 31, 2018, 6.43% at December 31, 2017, and 6.11% at December 31, 2016. The capital conservation buffer was not applicable at December 31, 2015.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act , Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "will likely," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:
(1) the success, impact, and timing of the implementation of Peoples' business strategies and its ability to manage strategic initiatives, including the successful integration of the business of First Prestonsburg and the expansion of consumer lending activity;
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
(6) uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
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
(12) changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer creditworthiness generally, which may be less favorable than expected and adversely impact the amount of interest income generated;
(13) adverse changes in economic conditions and/or activities, including, but not limited to, slowing or reversal of the current U.S. economic expansion, continued economic uncertainty in the U.S., the European Union (including the uncertainty surrounding the actions to be taken to implement the exit of Great Britain from the European Union), Asia, and other areas, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
(14) deterioration in the credit quality of Peoples' loan portfolio, which may adversely impact the provision for loan losses;
(15) Peoples may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
(16) changes in accounting standards, policies, estimates or procedures, including the extent to which the new current expected credit loss accounting standard issued by the Financial Accounting Standards Board in June 2016 and effective for Peoples as of January 1, 2020, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred, may adversely affect Peoples' reported financial condition or results of operations;
(17) Peoples' assumptions and estimates used in applying critical accounting policies, and modeling, which may prove unreliable, inaccurate or not predictive of actual results;
(18) the discontinuation of London Inter-Bank Offered Rate and other reference rates may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(27) changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;
(28) the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(29) the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, or violence;
(30) the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts;
(31) the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
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
◦On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20 million of its outstanding common shares, which Peoples' Board of Directors had authorized on November 3, 2015 and which was terminated on February 27, 2020.
◦On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000.
◦During 2019, Peoples repurchased 26,427 of its common shares through its share repurchase program for a total of $805,000.
◦During 2019, Peoples recognized $482,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits that exceeded the cash surrender value of the insurance policies.

◦During 2019, Peoples recognized two credits to its FDIC insurance expense related to two of its quarterly assessments as a result of the deposit insurance fund reaching its target threshold for smaller banks to recognize a credit to their insurance expense.
◦During each of 2019 and 2018, Peoples incurred $7.5 million of acquisition-related costs. During 2019, acquisition-related costs included $243,000 of losses recorded in net loss on asset disposals and other transactions, and $7.3 million in total non-interest expense. During 2018, acquisition-related costs included $203,000 of losses recorded in net loss on asset disposals and other transactions, and $7.3 million in total non-interest expense. During 2017, Peoples incurred $341,000 in acquisition-related costs, which was all recorded in total non-interest expense. The acquisition-related costs in 2019 were primarily related to the First Prestonsburg acquisition, and in 2018 and 2017 were primarily related to the ASB acquisition. The acquisition-related costs in 2019 and 2018 consisted mainly of fees associated with early termination of contracts, severance costs and write-offs associated with assets acquired.
◦During 2019, Peoples entered into five interest rate swaps with a notional value in the aggregate of $50.0 million, which became effective immediately and will mature between 2023 and 2029, with interest rates ranging from 1.44% to 1.91%. On July 31, 2018, Peoples entered into $50.0 million of interest rate swaps with an aggregate notional value of $50.0 million, which will mature between 2021 and 2028, with interest rates ranging from 2.92% to 3.00%. Additionally, the three interest rate swaps acquired with the ASB acquisition matured in July of 2018. On January 27, 2017, Peoples entered into two forward starting interest rate swaps with an aggregate notional value of $20.0 million, which became effective in January and April of 2018 and mature between 2025 and 2027, with interest rates ranging from 2.47% to 2.53%. For additional information regarding Peoples' interest rate swaps, refer to "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements.
◦During 2019, Peoples closed one full-service bank branch located in Kentucky, and two full-service bank branches located in West Virginia and one insurance office located in Ohio when the respective leases for those West Virginia and Ohio locations expired. Additionally, Peoples closed one full-service bank branch located in West Virginia when the lease for the location expired in January 2020. Most employees at the closed locations filled open positions at other branches or offices. Peoples closed no locations during 2018. During 2017, Peoples closed six full-service bank branches, four located in Ohio, and two located in West Virginia. Peoples continues to evaluate its bank branch network in an effort to optimize efficiency.
◦On August 22, 2019, Peoples Risk Management, Inc., a wholly-owned subsidiary of Peoples, was formed. Peoples Risk Management, Inc. is a Nevada-chartered captive insurance company which insures against certain risks unique to the operations of Peoples and for which insurance may not be currently available or economically feasible. Peoples Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.
◦On April 22, 2019, Peoples Bank signed an agreement to open a Federal Funds liquidity facility with Canadian Imperial Bank of Commerce, which either party may cancel at any time. The $20.0 million facility increases Peoples Bank's contingent liquidity funding and will serve to help manage Peoples Bank's daily liquidity needs. As of December 31, 2019, Peoples Bank had not borrowed under the agreement.
◦At the close of business on April 12, 2019, Peoples completed the merger with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total merger consideration of $43.7 million, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to its shareholders prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares by Peoples. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after preliminary fair value adjustments. Peoples also recorded $4.2 million of other intangible assets and $15.2 million of goodwill. Refer to "Note 19 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
◦On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦During 2019, Peoples recognized a $1.8 million recovery on a previously charged-off commercial loan.
◦During 2019, Peoples sold its restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock, resulting in a gain of $787,000 recorded in other non-interest income.

◦Multiple items impacted Peoples' income tax expense during 2018 and 2017, primarily as a result of the Tax Cuts and Jobs Act (the "TCJ Act"), which lowered the statutory federal corporate income tax rate to 21% as of January 1, 2018, from a previous rate of 35%.
▪Beginning on January 1, 2018, Peoples began recognizing lower income tax expense due to the lower 21% statutory federal corporate income tax rate.
▪During the fourth quarter of 2018, Peoples finalized the remeasurement of its net deferred tax assets and liabilities at the new statutory federal corporate income tax rate of 21%, which resulted in a reduction to income tax expense of $0.7 million in 2018. The final adjustment was mainly due to Peoples' contribution of $3.2 million to Peoples' defined benefit pension plan during 2018.
▪During 2018, Peoples released a valuation allowance which reduced income tax expense by $0.8 million. The valuation allowance was related to a historical tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance.
▪During the fourth quarter of 2017, as a result of its initial remeasurement at the new statutory federal corporate income tax rate, Peoples' wrote down its net deferred tax assets by $0.9 million.
◦During 2018, Peoples incurred $267,000 in pension settlement costs due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Pension settlement costs of $242,000 were recognized during 2017. There were no pension settlement costs in 2019.
◦At the close of business on April 13, 2018, Peoples completed the merger with ASB. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total merger consideration of $41.5 million. The merger added an aggregate of $239.2 million of total loans and loans held for sale, and $198.6 million of total deposits at the acquisition date, after acquisition accounting adjustments. Peoples also recorded $2.6 million of other intangible assets and $18.1 million of goodwill.
◦On January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of $7.8 million of equity investment securities from available-for-sale investment securities to other investment securities and the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings. ASU 2016-01 also requires changes in the fair value of the equity investment securities to be recorded in non-interest income instead of other comprehensive income, which resulted in $207,000 of gains recorded in other non-interest income during 2018. During 2017, Peoples reduced its position in certain equity investment securities. This action was taken as a result of the high appreciation in the market value of these securities. The sales completed resulted in a net gain on investment securities of $3.0 million in 2017. As of December 31, 2019 and December 31, 2018, Peoples had equity investment securities of $321,000 and $277,000, respectively.
◦The Federal Reserve Board lowered the benchmark Federal Funds Target Rate a total of 75 basis points during the third and fourth quarter of 2019. At that time, the Federal Open Market Committee signaled they would likely be on hold with monetary policy throughout 2020. However, the global public health concerns of early 2020 have altered the interest rate environment. Chairman Powell has indicated that if market conditions warrant rate cuts, actions would be taken. As of March 2, 2020, it remains unclear on how the public health concerns will materialize and the ultimate number of rate cuts that may occur, if any.
The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Pending Accounting Pronouncements
The FASB issued new accounting guidance with respect to credit losses in ASU 2016-13, which became effective for Peoples on January 1, 2020. This guidance replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the CECL model. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under historic US GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, Peoples expects that the adoption of the CECL model will materially affect how the allowance for loan losses is determined and could require significant increases to the allowance for credit losses. Moreover, the CECL model may create more volatility in the level of Peoples' allowance for credit losses and credit loss experience. If required to materially increase the level of allowance for credit losses for any reason, such increase could adversely affect Peoples' business, financial condition and results of operations.
The CECL standard is to become effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples has a committee that meets regularly to monitor progress and oversee the project. Peoples has implemented a third-party software solution, and utilized the tool to run test calculations throughout 2019 in anticipation of the full implementation at the beginning of 2020. Peoples has engaged consultants to assist with the completion of certain aspects of the project plan. Peoples is in the process of finalizing its model validation, and is currently refining the economic forecasting process, documenting accounting policies, reviewing business processes, critically reviewing model output and executing internal control framework. Peoples completed a test run of its process, inclusive of the model, at the end of each of the third and fourth quarter of 2019.
Peoples expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses, and related tax effect, as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The cumulative-effect adjustment will be based on the change in the allowance for credit losses for modeled results for outstanding loans, individually evaluated loans, qualitative factors, investment securities and the unfunded commitment liability. The impact of the implementation for purchased credit deteriorated loans will be contemplated separately from the one-time cumulative-effect adjustment. Peoples is in the process of determining the magnitude of any such one-time cumulative-effect adjustment and of the overall impact of the new standard on Peoples' financial condition and results of operations. Peoples anticipates finalizing processes and recording the transition adjustment during the first quarter of 2020. There is a three-year phase-in option for regulatory capital effects of the one-time cumulative-effect adjustment; however, Peoples does not currently anticipate opting for the phase-in based upon preliminary projections, but could change its position once closer to finalizing the implementation process.
In addition, this updated guidance also changes the process for analyzing available-for-sale investment securities for impairment. Currently, Peoples evaluates the available-for-sale investment securities portfolio for other-than-temporary impairment on a quarterly basis. Under the new guidance, this process will change to determine what portion, if any, of the unrealized loss on available-for-sale investment securities is considered to be driven by a credit loss. If it is determined that market price deterioration in the available-for-sale investment securities is credit-related, and likely to be permanent, an allowance for credit losses will be established for the credit loss portion of the unrealized loss.
Peoples is finalizing the processes and other assumptions related to the CECL model, including validations and determining the implementation impact as of January 1, 2020. Peoples has preliminary projections based on the current status of the CECL model, which are subject to change based on continued finalization of procedures and execution of internal control framework. Peoples' projections include the potential impact of changes related to outstanding loans, individually evaluated loans, preliminary qualitative factors, investment securities and purchased credit deteriorated assets. Based upon the preliminary projections, Peoples estimates the following:

	Estimated Range of Allowance for Credit Losses		Estimated Range of Cumulative-Effect Adjustment to Retained Earnings (d)
(dollars in thousands)	Low	High	Low	High
Allowance for credit losses (a)	$26,500	$28,000	$(4,000)	$(5,300)
Allowance for purchased credit deteriorated loans (b)	3,500	4,500	—	—
Total allowance for credit losses	30,000	32,500	(4,000)	(5,300)

Unfunded commitment liability (c)	1,500	1,700	(1,100)	(1,400)
Total estimated impact of cumulative-effect adjustment			$(5,100)	$(6,700)
(a) The estimated allowance for credit losses includes outstanding loans, individually evaluated loans, preliminary qualitative factors and investment securities.
(b) The estimated allowance for purchased credit deteriorated loans includes the gross up of loan balances for the transition adjustment to establish the allowance for credit losses.
(c) The estimated unfunded commitment liability includes the impact of off-balance credit exposures consisting of unfunded commitments available under financing receivables, standby letters of credit and financial guarantees.
(d) The estimated range of the cumulative-effect adjustment as a reduction to retained earnings reflects the impact of the transition to the CECL model, net of tax, and excludes the gross up of loan balances for the purchased credit deteriorated loan transition adjustment.
The estimates provided above are subject to change based upon the completion of all aspects of the implementation process by Peoples, and may differ from actual implementation results that will be reported in Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. A summary of significant accounting policies is contained in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements. While all of these policies are important to understanding the Consolidated Financial

Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates and assumptions are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates or assumptions.
Management has identified four accounting policies as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples' Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The four accounting policies identified were the allowance for loan losses, business combinations, goodwill, and income taxes. These four accounting policies are described in further detail below.
Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and the resulting provision for or recovery of loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume; growth and composition of the portfolio; regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank's Credit Administration Department and Loan Loss Committee to evaluate the appropriateness of the allowance. The provision for or recovery of loan losses could increase or decrease each quarter based upon the results of management's formal analysis.
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
The evaluation of individual impaired loans requires management to make estimates of the amounts and timing of future cash flows on the impaired loans, which consist primarily of loans placed on nonaccrual status, restructured loans or loans internally classified as substandard or doubtful. These reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, the loan quality ratings, the value of associated collateral, the repayment ability of the borrower, and historical experience factors. Allowances for homogeneous loans are evaluated based upon historical loss experience, adjusted for qualitative risk factors, such as trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and the length of each overdraft.
There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2019 was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
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
ASU 2016-13 became effective for Peoples beginning January 1, 2020, and replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the CECL model. This differs significantly from the "incurred loss" model required under historic US GAAP, which delays recognition until it is probable a loss has been incurred.

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
The value of recorded goodwill is supported by revenue that is driven by the volume of business transacted and Peoples' ability to provide quality, cost-effective services in a competitive market place. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  Goodwill impairment exists when the carrying value of the reporting unit (as defined by US GAAP) exceeds its carrying value and an impairment loss is recognized in earnings in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
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
Peoples elected to early adopt Accounting Standards Update (ASU) 2017-04 as of January 1, 2019. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
Peoples performs its required annual impairment test as of October 1st each year.  Peoples first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In this evaluation, Peoples assesses relevant events and circumstances, which may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events specific to Peoples, significant changes in the reporting unit, or a sustained decrease in stock price. If Peoples determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary. However, Peoples has the option to complete the quantitative impairment test to corroborate the findings of its qualitative analysis. If Peoples determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, Peoples must complete the quantitative impairment test.
At October 1, 2019, management's qualitative analysis concluded that the estimated fair value of Peoples' single reporting unit exceeded its carrying value. Thus, a quantitative assessment was not required to be performed; however, management opted to perform a quantitative assessment using the market capitalization approach, which also determined the fair value of the reporting unit exceeded its carrying value.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. For further information regarding goodwill, refer to "Note 6 Goodwill and Other Intangible Assets" of the Notes to the Consolidated Financial Statements.
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
A valuation allowance is recognized to reduce any deferred tax asset when, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for loan losses, available-for-sale securities, and accrued employee benefits. Management determined a valuation allowance of $805,000 at December 31, 2017, to be recorded against the deferred tax assets associated with its investment in a partnership investment. In 2018, Peoples released the valuation allowance, which reduced income tax expense by $805,000. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which is expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance. There were no valuation allowances recorded at December 31, 2019.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2019 and 2018.
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
Detailed information regarding fair value measurements can be found in "Note 2 Fair Value of Financial Instruments" of the Notes to the Consolidated Financial Statements.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2019 was $53.7 million, compared to $46.3 million in 2018 and $38.5 million in 2017, representing earnings per diluted common share of $2.63, $2.41 and $2.10, respectively. The growth during 2019 was driven by increases of $11.2 million in net interest income and $7.5 million in non-interest income. These benefits were partially offset by an $11.3 million increase in non-interest expenses, which were impacted by the ongoing operating costs of the First Prestonsburg acquisition. The growth during 2018 was driven by increases of $16.2 million in net interest income and $1.2 million in non-interest income, coupled with a $10.0 million decline in income tax expense. These benefits were partially offset by a $7.1 million increase in acquisition-related costs, primarily related to the ASB acquisition.
Net interest income was $140.8 million in 2019, an increase of 9%, compared to $129.6 million in 2018, which had been up 14% compared to $113.4 million in 2017. The growth during 2019 was driven by loan growth, which was positively impacted by the First Prestonsburg and ASB acquisitions, and higher loan yields. The increase in interest income on loans outpaced the increase in interest expense from deposits, which was up primarily due to higher rates paid on deposits, combined with additional interest expense related to deposits from the recent acquisitions. The growth during 2018 was mostly due to originated loan growth and the impact of the acquisition of ASB. During 2018, higher yields on investment securities and loans were tempered by an increase in deposit and borrowing costs. Net interest margin was 3.69% in 2019, compared to 3.71% in 2018 and 3.62% in 2017. The decline in net interest margin compared to 2018 was driven by the overall increase in rates on deposits and borrowings, combined with lower yields on investment securities, given accelerated premium amortization in the latter half of the year. Accretion income, net of amortization expense, from acquisitions added approximately 12 basis points to net interest margin in 2019, compared to six basis points in 2018 and 10 basis points in 2017. In 2018, proceeds of $0.9 million were received on an investment security that, in prior years, had been written-down due to an other-than-temporary impairment, which added three basis points to the net interest margin, compared to $0.8 million, and three basis points, during 2017. Similar proceeds were not received in 2019.

In 2019, Peoples recorded a provision for loan losses of $2.5 million, a decrease of $2.9 million compared to the $5.4 million that was recorded in 2018 and down from the $3.8 million recorded for 2017. The lower provision for loans losses for 2019 compared to 2018 was due to lower net charge-offs, which included a recovery of $1.8 million recorded on a previously charged-off commercial loan, and less loan growth compared to 2018. Net charge-offs in 2018 included a charge-off of $827,000 related to one acquired commercial loan relationship. The increase in the provision for loan losses for 2018 compared to 2017 was driven primarily by loan growth and an increase in net charge-offs of $638,000. Peoples recorded net charge-offs of $1.1 million during 2019, compared to $4.0 million for 2018 and $3.4 million for 2017. Net charge-offs as a percent of average total loans were 0.04% during 2019, and 0.15% during each of 2018 and 2017.
Total non-interest income increased $7.5 million, or 13%, in 2019 compared to 2018. The increase was led by higher income from electronic banking, deposit account service charges, commercial loan swap fees and mortgage banking. Electronic banking income increased as the result of increased debit card usage, which was positively impacted by the cardholders added in the First Prestonsburg and ASB acquisitions. Income from deposit account service charges was up primarily due to the additional accounts from the acquisitions, coupled with changes in deposit fees. Commercial loan swap fees more than tripled and mortgage banking income was higher mainly due to an increase in customer demand as a result of interest rate declines in the latter half of the year. Realized and unrealized gains on equity investment securities increased $624,000 compared to 2018, driven by $787,000 of income related to the sale of restricted Class B Visa stock during 2019. Additionally, BOLI income during 2019 included $482,000 of tax-free death benefits that exceeded the cash surrender value of the policies.
Total non-interest income increased 2%, in 2018 compared to 2017. The increase was led by higher income from mortgage banking, electronic banking, trust and investments, and insurance. Mortgage banking income increased because of the benefits of the mortgage origination operations acquired from ASB. In addition, other non-interest income grew during 2018 as a result of higher income related to Small Business Administration ("SBA") loans, coupled with the change in fair value of equity investment securities during 2018. The majority of these equity investment securities were liquidated during 2018.
Total non-interest expense increased 9% during 2019, driven by higher salaries and employee benefits costs, net occupancy and equipment expense, electronic banking expense, and data processing and software expense, partially offset by declines in FDIC insurance expense and professional fees. Salaries and employee benefit costs were up primarily due to higher base salaries, which were impacted by merit increases, including continued movement towards a $15 per hour minimum wage throughout Peoples' organization, and the employees added from the acquisitions in 2019 and 2018. Net occupancy and equipment expenses increased primarily due to the added facilities obtained in the acquisitions. Peoples' investments in technology, coupled with higher transaction volume, resulted in increases in data processing and software expense and electronic banking expense. FDIC insurance expense declined due to credits against assessments received during the year. Professional fees were down mostly due to the impact of legal expenses and consulting work performed during 2018, which was not duplicated in 2019. Acquisition-related expenses were $7.3 million during both 2019 and 2018.
In 2018, total non-interest expense increased 17%, driven by the increase in acquisition-related expenses of $6.9 million, compared to 2017. Also contributing to the changes were higher salaries and employee benefits costs. These costs grew $9.0 million and were the result of a combination of the one-time expenses associated with the ASB acquisition and the resulting increase in number of retained employees from the acquisition. Also contributing to the change were higher sales-based and incentive compensation, merit increases, and the continued movement towards a $15 per hour minimum wage throughout Peoples' organization.
Income tax expense in 2019 was $11.7 million compared to $8.7 million in 2018, and $18.7 million in 2017. The increase in income tax expense from 2018 to 2019 was primarily due to higher pre-tax income. The decline in 2018 compared to 2017 was largely a result of the TCJ Act, which lowered the federal corporate income tax rate from 35% to 21%. During 2019, income tax expense included a tax benefit of $508,000 related to non-taxable BOLI income. Income tax expense for 2018 included the release of a tax valuation allowance of $805,000 (which had been recorded at December 31, 2017 against certain deferred assets) and a reduction to income tax expense of $705,000 as a result of the final impact related to the statutory federal corporate income tax rate change from the TCJ Act. During 2017, income tax expense included a write down of $879,000 of net deferred tax assets as a result of the initial remeasurement at the new statutory federal corporate income tax rate from the TCJ Act.
At December 31, 2019, total assets were up 9%, or $362.7 million, to $4.35 billion versus $3.99 billion at year-end 2018. The increase was primarily related to the acquisition of First Prestonsburg and $117.8 million of originated loan growth. The allowance for loan losses increased slightly to $21.6 million or 0.75% of total loans, net of deferred fees and costs, compared to $20.2 million and 0.74%, respectively, at December 31, 2018.
Total liabilities were $3.76 billion at December 31, 2019, up $288.5 million since December 31, 2018. At December 31, 2019, total deposits increased $335.9 million to $3.29 billion compared to the prior year-end. Total demand deposits increased $125.3 million, or 11%, and were unchanged at 40% of total deposits at both December 31, 2019 and December 31, 2018. The growth in deposits in 2019 compared to the prior year-end was primarily due to acquired First Prestonsburg deposit balances of $257.2 million. The increase in total deposits was partially offset by a decline in total borrowed funds of $65.7 million to $400.1 million at December 31, 2019, compared to $465.8 million at December 31, 2018.

At December 31, 2019, total stockholders' equity was $594.4 million, up 14%, or $74.3 million, from December 31, 2018. The increase was primarily due to earnings of $53.7 million during 2019, the issuance of $32.4 million of common shares related to the acquisition of First Prestonsburg, and an increase in the market value of investment securities. Dividends of $26.9 million paid to shareholders, partially offset these increases. Additionally, Peoples repurchased 26,427 of its common shares for a total of $805,000 during 2019.
Peoples exceeded the capital required by the Federal Reserve Board to be deemed "well capitalized." Regulatory capital was positively impacted by the First Prestonsburg acquisition during 2019, which created increases in capital and risk-weighted assets. Peoples' tier 1 capital ratio increased to 14.84% at December 31, 2019, versus 13.92% at December 31, 2018, while the total capital ratio was 15.58% at December 31, 2019, versus 14.65% at December 31, 2018. The common equity tier 1 risk-based capital ratio was 14.59% at December 31, 2019 compared to 13.66% at December 31, 2018. Peoples' book value and tangible book value per share were $28.72 and $20.14, respectively, at December 31, 2019, compared to $26.59 and $18.30, respectively, at December 31, 2018. Additional information regarding capital requirements can be found in "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on loans and investments, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue and was 68% of total revenue during 2019. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a statutory federal corporate income tax rate of 21% for 2019 and 2018 and 35% for 2017. Management believes the resulting fully tax-equivalent ("FTE") net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Net interest income	$140,838	$129,612	$113,377
Taxable equivalent adjustments	1,068	881	1,912
FTE net interest income	$141,906	$130,493	$115,289

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2019			2018			2017
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$43,157	$919	2.13%	$19,462	$402	2.07%	$12,616	$144	1.14%
Investment securities (a)(b):
Taxable (c)	870,921	23,420	2.69%	784,108	23,283	2.97%	768,336	20,598	2.68%
Nontaxable	106,437	3,331	3.13%	94,023	3,123	3.32%	107,604	4,497	4.18%
Total investment securities	977,358	26,751	2.74%	878,131	26,406	3.01%	875,940	25,095	2.86%
Loans (b)(d):
Construction	111,734	6,008	5.30%	122,007	5,970	4.83%	110,124	4,800	4.30%
Commercial real estate, other	829,581	44,574	5.30%	819,606	41,102	4.95%	743,517	35,240	4.67%
Commercial and industrial	601,900	31,611	5.18%	517,026	26,042	4.97%	439,178	19,944	4.48%
Residential real estate (e)	641,053	30,671	4.78%	577,858	25,965	4.49%	514,024	22,256	4.33%
Home equity lines of credit	132,235	7,715	5.83%	127,852	6,712	5.25%	110,910	4,965	4.48%
Consumer, indirect	416,768	17,350	4.16%	373,450	14,627	3.92%	306,338	10,975	3.58%
Consumer, direct	78,838	5,564	7.06%	73,171	4,919	6.72%	69,889	5,018	7.18%
Total loans	2,812,109	143,493	5.06%	2,610,970	125,337	4.75%	2,293,980	103,198	4.50%
Allowance for loan losses	(21,239)			(19,359)			(18,713)
Net loans	2,790,870	143,493	5.10%	2,591,611	125,337	4.80%	2,275,267	103,198	4.50%
Total earning assets	3,811,385	171,163	4.46%	3,489,204	152,145	4.33%	3,163,823	128,437	4.03%
Goodwill and other intangible assets	173,529			158,115			144,696
Other assets	237,568			224,513			201,755
Total assets	$4,222,482			$3,871,832			$3,510,274
Interest-bearing deposits:
Savings accounts	$511,112	$437	0.09%	$468,624	$303	0.06%	$442,684	$249	0.06%
Government deposit accounts	323,768	3,220	0.99%	306,356	1,521	0.50%	294,053	704	0.24%
Interest-bearing demand accounts	605,637	1,111	0.18%	564,345	750	0.13%	367,699	543	0.15%
Money market accounts	425,207	2,745	0.65%	386,607	1,359	0.35%	389,885	877	0.22%
Retail certificates of deposit	465,381	8,002	1.72%	383,929	4,842	1.26%	358,307	2,997	0.84%
Brokered certificates of deposits	272,553	6,695	2.46%	220,109	4,930	2.24%	98,793	1,784	1.81%
Total interest-bearing deposits	2,603,658	22,210	0.85%	2,329,970	13,705	0.59%	1,951,421	7,154	0.37%
Borrowed funds:
Short-term FHLB advances	197,987	4,455	2.25%	219,897	4,494	2.04%	100,205	1,160	1.16%
Repurchase agreements and other	46,812	257	0.55%	79,149	744	0.94%	82,042	374	0.46%
Total short-term borrowings	244,799	4,712	1.92%	299,046	5,238	1.75%	182,247	1,534	0.84%
Long-term FHLB advances	87,472	1,814	2.07%	109,944	2,192	1.99%	136,799	2,794	2.04%
Wholesale repurchase agreements	—	—	—%	—	—	—%	33,315	1,225	3.68%
Other borrowings	7,368	521	7.07%	7,338	517	7.05%	6,977	441	6.34%
Total long-term borrowings	94,840	2,335	2.46%	117,282	2,709	2.31%	177,091	4,460	2.52%
Total borrowed funds	339,639	7,047	2.07%	416,328	7,947	1.90%	359,338	5,994	1.67%
Total interest-bearing liabilities	2,943,297	29,257	0.99%	2,746,298	21,652	0.79%	2,310,759	13,148	0.57%
Non-interest-bearing deposits	653,082			591,592			713,027
Other liabilities	59,980			45,803			36,109
Total liabilities	3,656,359			3,383,693			3,059,895
Stockholders’ equity	566,123			488,139			450,379
Total liabilities and stockholders’ equity	$4,222,482			$3,871,832			$3,510,274
Interest rate spread (b)		$141,906	3.47%		$130,493	3.54%		$115,289	3.46%
Net interest margin (b)			3.69%			3.71%			3.62%
(a) Average balances are based on carrying value.
(b) Interest income and yields are presented on an FTE basis using a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017.
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
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2018 to 2019			Changes from 2017 to 2018
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$24	$493	$517	$155	$103	$258
Investment Securities (b):
Taxable	(2,309)	2,446	137	2,254	431	2,685
Nontaxable	(188)	396	208	(851)	(523)	(1,374)
Total investment income	(2,497)	2,842	345	1,403	(92)	1,311
Loans (b):
Construction	556	(518)	38	622	548	1,170
Commercial real estate, other	2,967	505	3,472	2,122	3,740	5,862
Commercial and industrial	1,149	4,420	5,569	2,324	3,774	6,098
Residential real estate	1,750	2,956	4,706	865	2,844	3,709
Home equity lines of credit	767	236	1,003	928	819	1,747
Consumer, indirect	957	1,766	2,723	1,090	2,562	3,652
Consumer, direct	252	393	645	(329)	230	(99)
Total loan income	8,398	9,758	18,156	7,622	14,517	22,139
Total interest income	5,925	13,093	19,018	9,180	14,528	23,708
INTEREST EXPENSE:
Deposits:
Savings accounts	105	29	134	38	16	54
Government deposit accounts	1,608	91	1,699	787	30	817
Interest-bearing demand accounts	303	58	361	(59)	266	207
Money market accounts	1,238	148	1,386	489	(7)	482
Retail certificates of deposit	1,995	1,165	3,160	1,618	227	1,845
Brokered certificates of deposit	510	1,255	1,765	515	2,631	3,146
Total deposit cost	5,759	2,746	8,505	3,388	3,163	6,551
Borrowed funds:
Short-term borrowings	49	(575)	(526)	469	3,235	3,704
Long-term borrowings	87	(461)	(374)	(628)	(1,123)	(1,751)
Total borrowed funds cost	136	(1,036)	(900)	(159)	2,112	1,953
Total interest expense	5,895	1,710	7,605	3,229	5,275	8,504
Net interest income	$30	$11,383	$11,413	$5,951	$9,253	$15,204
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a FTE basis using a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017.
During 2019, Peoples recognized accretion income, net of amortization expense, from acquisitions of $4.9 million, which added approximately 12 basis points to net interest margin, compared to $2.2 million and six basis points in 2018, and $3.1 million and 10 basis points in 2017. During 2018, proceeds of $894,000 were received on an investment security that had been, in previous years, written-down due to an other-than-temporary impairment, which added three basis points to the net interest margin, compared to $814,000, and three basis points, in 2017. No such amount was recorded in 2019. Additional interest income in 2019 from prepayment fees and interest recovered on nonaccrual loans was $564,000, compared to $420,000 in 2018 and $826,000 in 2017. The primary driver of the increase in net interest income during the past two years has been the higher interest income on loans due to a combination of loan growth, which was boosted by the acquisitions of ASB in 2018 and First Prestonsburg in 2019, and higher yields on loans.
During 2019, net interest income was constrained by an unusual amount of loan payoffs and decreases in interest rates during the latter half of 2019. Yields on investment securities declined in 2019 as the Federal Reserve Board lowered the benchmark Federal Funds Target Rate by 25 basis points in each of July, September and October of 2019 resulting in essence a parallel shift downward of the yield curve by year-end 2019. The decline in net interest margin compared to 2018 was driven by the overall increase in rates paid on deposits and borrowings, combined with lower yields on investment securities, given accelerated premium amortization.
During 2018, net interest income also benefited from increases in interest rates. Funding costs increased in 2018 as the Federal Reserve Board raised the benchmark Federal Funds Target Rate by 25 basis points in each of March, June and December of 2017, as well as in each of March, June, September, and December of 2018. These rate increases drove higher loan and investment security yields, which outpaced increases in deposit and wholesale funding costs in 2018.
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
Provision for Loan Losses
The following table details Peoples’ provision for loan losses recognized for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Provision for other loan losses	$1,845	$4,677	$3,050
Provision for checking account overdrafts	659	771	722
Provision for loan losses	$2,504	$5,448	$3,772
As a percent of average total loans	0.09%	0.21%	0.16%
The provision for loan losses represents the amount needed to maintain the appropriate level of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience, current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs. The lower provision for loans losses for 2019 compared to 2018 was due to lower charge-offs and less loan growth compared to 2018. Net charge-offs in 2019 were $1.1 million and included a recovery of $1.8 million recorded on a previously charged-off commercial loan. The provision for loan losses recorded in 2018 was primarily due to continued loan growth and net charge-offs of $2.0 million related to consumer indirect lending, coupled with charge-offs of $827,000 related to one acquired commercial loan relationship. The provision for loan losses recorded in 2017 was driven by loan growth and stable asset quality trends.
Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption "Allowance for Loan Losses."
Net Gains (Losses) Included in Total Non-Interest Income
Net gains (losses) include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details the net gains (losses) for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2019	2018	2017
Net gain (loss) on investment securities	$164	$(146)	$2,983

Net loss on asset disposals and other transactions:
Net (loss) gain on other assets	$(692)	$(224)	$28
Net loss on debt extinguishment	—	(13)	—
Net loss on OREO	(98)	(21)	(116)
Net gain (loss) on other transactions	8	(76)	25
Net loss on asset disposals and other transactions	$(782)	$(334)	$(63)
The net loss on asset disposals and other transactions during 2019 was driven by net losses on repossessed assets of $320,000, the write-offs of fixed assets acquired from First Prestonsburg of $243,000 and market value write-downs related to closed offices that were held for sale.

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
Total Non-Interest Income, Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: insurance income; electronic banking income ("e-banking"); trust and investment income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. As a result, total non-interest income excluding net gains and losses accounted for 31.5% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2019, compared to 30.6% in 2018 and 31.7% in 2017. The increase in Peoples' total non-interest income excluding net gains and losses as a percent of total revenue during 2019 from 2018 was due to increases in nearly all non-interest income categories, combined with the recent interest rate environment and an unusual amount of loan payoffs constraining net interest income in the latter half of 2019. The slight decline in the ratio in 2018 compared to 2017 was primarily due to increased net interest income due to originated loan growth and the acquisition of ASB, as well as interest rate increases.
Insurance income comprised the largest portion of Peoples' non-interest income.  The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Property and casualty insurance commissions	$10,526	$10,589	$10,298
Change in deferred income from property and casualty insurance commissions (a)	79	(77)	—
Total property and casualty insurance commissions	10,605	10,512	10,298
Life and health insurance commissions	1,839	1,830	1,759
Change in deferred income from life and health insurance commissions (a)	226	446	—
Total life and health insurance commissions	2,065	2,276	1,759
Performance-based commissions	1,530	1,452	1,457
Other fees and charges	602	572	690
Insurance income	$14,802	$14,812	$14,204
(a) As of January 1, 2018, Peoples adopted ASU 2014-09 and began recording deferred income related to insurance commissions.
The majority of performance-based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes and overall financial performance of the individual insurance carriers. The increase in life and health insurance commissions during 2018 compared to 2017 was primarily due to timing of revenue recognition attributable to the implementation of ASU 2014-09.
The following table shows Peoples' e-banking income for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
E-banking income	$13,680	$11,477	$10,358
Peoples' e-banking services include ATM and debit cards, direct deposit services, Internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increases in e-banking income in 2019 and 2018 were the result of the increased volume of customers and usage of debit cards, which includes the impact of additional customers and accounts added in the acquisition of First Prestonsburg in 2019 and of ASB in 2018. In 2019, Peoples' customers used their debit cards to complete $913.7 million of transactions, versus $801.2 million in 2018 and $729.0 million in 2017.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Fiduciary	$6,761	$6,579	$6,360
Brokerage	4,198	4,001	3,538
Employee benefits	2,200	1,963	1,660
Trust and investment income	$13,159	$12,543	$11,558

The following table details Peoples’ assets under administration and management at year-end December 31:

(Dollars in thousands)	2019	2018	2017
Assets under administration and management:
Trust	$1,572,933	$1,384,113	$1,452,959
Brokerage	944,002	849,118	887,303
Total	$2,516,935	$2,233,231	$2,340,262
Annual average	$2,382,017	$2,342,102	$2,221,747
During 2019, the increases in fiduciary and brokerage revenues were due to a combination of an increase in the market value of accounts during the latter part of 2019 and new assets under administration and management. Average assets under administration and management during 2019 were impacted by the lower balance at the beginning of 2019 as a result of the downward shift in U.S. financial markets at the end of 2018 and in early 2019. Income from employee benefit plans in 2019 has increased compared to 2018 due to the continued growth in administration of 401(k) plans for businesses. In recent years, Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services. During 2018, the increases in fiduciary and brokerage revenues were due to a combination of growth of new business, primarily in fee-based accounts, and growth in retirement benefit plans. Average assets under administration and management during 2018 increased compared to 2017 due primarily to new assets under administration and management, coupled with an increase in the market value of accounts. The U.S. financial markets shifted downward at the end of 2018, resulting in the decline in end-of-period assets under administration and management at December 31, 2018 compared to December 31, 2017.
Deposit account service charges, which are based on the costs associated with services provided, comprised a significant portion of Peoples' non-interest income.  The following table details Peoples' deposit account service charges for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Overdraft and non-sufficient funds fees	$7,069	$6,571	$6,720
Account maintenance fees	3,832	2,718	2,276
Other fees and charges	799	489	618
Deposit account service charges	$11,700	$9,778	$9,614
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates its fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Income from deposit account service charges increased in 2019 compared to 2018 primarily due to the First Prestonsburg and ASB acquisitions, coupled with changes in fee schedules. Peoples implemented a new deposit account fee schedule in March 2019, and it is anticipated that the higher deposit fees associated with the new fee schedule will diminish somewhat over time. The slight decline in overdraft and non-sufficient funds fees between 2018 and 2017 was partially due to changes made to the calculation of fees to be more in line with industry practices. The increase in account maintenance fees in 2018, compared to 2017, was largely due to implementation of new consumer checking products that occurred near the end of 2017. Other fees and charges declined in 2018, compared to 2017, mainly due to changes made in the calculation of personalized check fees.
The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Mortgage banking income	$4,328	$3,333	$1,872
Bank owned life insurance income	2,430	1,955	1,950
Commercial loan swap fees	2,228	681	1,232
Other non-interest income (a)	$2,565	$2,655	$1,865
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a gain in income of $831,000 for 2019 and $207,000 for 2018.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income increased in 2019, compared to 2018, due to higher customer demand, which was driven by the decline in mortgage interest rates during second half of 2019. Mortgage banking income increased in 2018, largely due to gains on sale of real estate loans originated by the mortgage origination operation acquired as part of the ASB acquisition. In 2019, Peoples sold approximately $98.2 million of loans to the secondary market with servicing retained and sold approximately $55.4 million in loans with servicing released, compared to approximately $66.3 million and $56.4 million, respectively, in 2018. Peoples sold $65.2 million of loans to the secondary market with servicing retained during 2017. The volume of sales has a direct impact on the amount of mortgage banking income.
BOLI income in 2019 increased compared to 2018 due to the recognition of $482,000 of tax-free death benefits that exceeded the cash surrender value of the insurance policies. BOLI income was essentially flat during 2018 compared to 2017. Peoples purchased no additional BOLI policies during 2019, 2018 and 2017; however, $4.8 million in BOLI policies were acquired during 2018 in the ASB acquisition.
Commercial loan swap fees are largely dependent on the timing and volume of customer activity. Commercial loan swap fees in 2019 more than tripled compared to 2018, driven by an increase in customer demand as a result of the interest rate declines in the latter half of 2019. During 2018, an increase in the number of individual transactions was more than offset by a decline in the average size of each transaction, resulting in lower commercial loan swap fees in 2018, compared to 2017.
In 2019, other non-interest income included an increase in realized and unrealized gains on equity investment securities of $624,000 compared to 2018, driven by $787,000 of income related to the sale of restricted Class B Visa stock during 2019. Other non-interest income in 2019 also included a decline in SBA income of $559,000, or 80%, compared to 2018 as a result of lower volume of loan originations and sales. The increase in other non-interest income in 2018 compared to 2017 was primarily due to an increase of $318,000 in the income related to the sale of SBA loans. During 2018, other non-interest income also included $207,000 recorded in connection with the implementation of a new accounting standard, which modified how the change in the fair value of equity investment securities was recorded beginning on January 1, 2018.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Base salaries and wages	$51,835	$46,438	$39,669
Sales-based and incentive compensation	11,850	11,703	10,223
Employee benefit costs	8,497	6,528	6,487
Stock-based compensation	3,655	2,575	1,802
Deferred personnel costs	(2,768)	(2,151)	(1,835)
Payroll taxes and other employment costs	4,791	4,215	3,930
Salaries and employee benefit costs	$77,860	$69,308	$60,276
Full-time equivalent employees:
Actual at end of the period	900	871	774
Average during the period	900	840	778
Base salaries and wages in both 2019 and 2018 included $2.2 million of one-time expenses associated with acquisitions. In all comparisons, base salaries and wages were impacted by merit increases, as well as continued movement towards a $15 per hour minimum wage throughout Peoples' organization. The $15 per hour minimum wage was phased in beginning in 2018 and was largely implemented as of January 1, 2020. For First Prestonsburg locations acquired during 2019, the $15 per hour minimum wage is expected to be implemented by January 1, 2021. Base salaries and wages were also impacted by the addition of employees, primarily as a result of the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018.
Sales-based and incentive compensation increased in 2019 and 2018 largely due to higher incentive compensation related to the mortgage banking income growth, coupled with improvement in corporate performance for 2018. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
The increase in employee benefits in 2019 compared to 2018 was impacted by the First Prestonsburg and ASB acquisitions, and included an increase in medical insurance costs of $1.8 million due primarily to higher medical claims, which was impacted by an increase in the number of participants in the insurance plan. During 2018, employee benefit costs were relatively flat compared to 2017.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, and an adjustment is made at the vesting date to reverse expense for non-vested awards. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. The increase in stock-based compensation during the three years presented in the table above correlates to Peoples' improved performance during recent years. The increase in 2019 compared to 2018 was also driven by higher expense related to stock grants made to retirement eligible grantees. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than the vesting period. The increase in 2018, compared to 2017, was also impacted by Peoples' Board of Directors granting an aggregate of 12,144 unrestricted common shares to full-time and part-time employees who did not already participate in the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan, which resulted in stock-based compensation of $416,000. Additional information regarding Peoples' stock-based compensation plans and awards can be found in "Note 17 Stock-Based Compensation" of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each year corresponds directly with the level of new loan originations. Higher loan originations in 2019 compared to 2018 and in 2018 compared to 2017 drove the increase in deferred personnel costs during 2019 and 2018. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption "Loans."
Payroll taxes and other employee costs increased during 2019 and 2018 as a result of higher base salaries and wages, sales-based and incentive compensation, and employee benefits.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2019	2018	2017
Depreciation expense	$5,702	$4,937	$4,850
Repairs and maintenance costs	3,016	2,825	2,573
Net rent expense	1,022	961	931
Property taxes, utilities and other costs	2,691	2,549	2,279
Net occupancy and equipment expense	$12,431	$11,272	$10,633
Net occupancy and equipment expense increased during 2019 primarily due to the increased maintenance costs, property taxes, utilities and other costs related to the addition of nine full-service bank branches from the First Prestonsburg acquisition; a full year of expenses related to the additional locations from the ASB acquisitions in 2018; and ongoing increased operating costs associated with the expanded footprint. These increases were partially offset by a reduction in ATM repairs and maintenance costs resulting from a new vendor servicing agreement. During 2018, net occupancy and equipment expense increased primarily due to costs related to the addition of seven full-service bank branches and two loan production offices from the ASB acquisition, partially offset by the full-year impact of the closure of six full-service branches during 2017.
The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
E-banking expense	$7,186	$6,057	$5,874
Professional fees	7,095	7,862	6,575
Data processing and software expense	6,332	5,419	4,441
Amortization of other intangible assets	3,359	3,338	3,516
Franchise tax expense	3,071	2,771	2,246
Marketing expense	2,291	1,962	1,714
Foreclosed real estate and other loan expenses	1,956	1,431	873
Communication expense	1,181	1,265	1,475
FDIC insurance expense	602	1,546	1,816
Other non-interest expense	$13,886	$13,746	$8,536
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. The increases in 2019 and 2018 were due to customers completing a higher volume of transactions using their debit cards, and Peoples' Internet and mobile banking service.  Also contributing to the increase was the addition of accounts related to the acquisitions of First Prestonsburg in 2019 and ASB in 2018, as well as the annual increase in the cost of each unit of service in internet and mobile banking. The increased volume of customers and usage of debit cards also produced a greater increase in the corresponding e-banking revenues over the same period.
Professional fees were down compared to 2018, mainly due to lower legal expenses and consulting work performed during 2018, which was not duplicated in 2019, combined with a decline in acquisition-related expenses of $481,000 compared to 2018. Professional fees were higher in 2018 compared to 2017 due to higher consulting expenses and an increase of $785,000 in acquisition-related expenses (investment banking and legal fees).
Data processing and software expense includes software support, maintenance and depreciation expense. The increase in these costs during 2019 was driven by systems and software upgrades and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; increases in customer accounts and customer usage of mobile and online banking tools; software upgrades; and additional network capacity and security features. During 2018, these costs increased due to the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers, growth in the number of accounts, implementation of customer relationship profitability and a new floor plan system implemented at the end of 2017.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets increased slightly during 2019 as a result of additional amortization related to the acquisition of First Prestonsburg. During 2018, amortization of other intangible assets declined as a result of the amortization schedules related to core deposit and customer relationship intangible assets arising from acquisitions, partially offset by additional amortization related to the acquisition of ASB.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity at year-end, in the states where Peoples has a physical presence. Expenses related to state franchise taxes increased in 2019 primarily due to additional taxes paid in Kentucky as a result of the First Prestonsburg acquisition in 2019. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio. Expenses related to state franchise taxes, which includes Ohio FIT, increased in 2018 due to additional equity from the issuance of common shares related to the acquisition of ASB in 2018, and from operating results.
Marketing expense, which includes advertising, donations and other public relations costs, included one-time acquisition-related expenses of $162,000 in 2019, compared to $119,000 in 2018 and none in 2017. Marketing expense was higher during 2019 due to overall increases in spending on brand awareness, donations to Peoples Bank Foundation, Inc., and product marketing campaigns. Peoples Bank Foundation, Inc. was formed by Peoples in 2004 as a private foundation to make charitable contributions to organizations within Peoples' primary market area. The increases in marketing expense were also impacted by Peoples' expanded footprint due to the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018.
Peoples' FDIC insurance expense declined in 2019 due to two credits received related to its quarterly assessments as a result of the deposit insurance fund reaching its target threshold for smaller banks (banks with total consolidated assets of less than $10 billion) to recognize a credit to their insurance expense. Peoples cannot reasonably anticipate any future recognition of credits, as the deposit insurance fund is analyzed on a quarterly basis, and is the premise for receiving credits. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Peoples experienced improvements in each of these categories during 2018, leading to a reduction in the quarterly FDIC assessment rate in 2018, which offset increases in the expense that are attributable to the asset growth experienced during 2018. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."
Foreclosed real estate and other loan expenses increased during 2019 due to higher real estate loan expense, which was driven by the mortgage banking demand due to interest rate declines in the latter half of 2019. Foreclosed real estate and other loan expenses increased during 2018 due to higher real estate loan expense and collection expenses. The higher real estate loan expense was due to additional mortgage processing associated with the origination group acquired in the ASB acquisition. The increase in collection expenses was related to the growth in indirect consumer lending.
The decrease in communication expense during 2019 and 2018 was attributable to the re-negotiation of contracts with vendors, as well as the elimination of analog circuits that have been replaced with newer more efficient technology.
Other non-interest expense increased $140,000 in 2019 compared to 2018, and increased $5.2 million in 2018 compared to 2017. The increases during 2019 and 2018 compared to 2017 were driven by $3.9 million of one-time acquisition-related expenses in 2019 compared to $3.6 million in 2018 and $14,000 in 2017. The 2019 and 2018 acquisition-related expenses related mainly to contract termination fees and other costs related to the system conversion.
Income Tax Expense
A key driver for the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, BOLI, stock awards that settled or vested during the year, and investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in "Note 12 Income Taxes" of the Notes to the Consolidated Financial Statements.
For the full year of 2019, income tax expense totaled $11.7 million, compared to $8.7 million in 2018, and $18.7 million in 2017, and the effective tax rate for 2019 was 17.8%, compared to 15.9% for 2018, and 32.7% for 2017. The increase in income tax expense in 2019 compared to 2018 was primarily due to higher pre-tax income. The decline in income tax expense in 2018 compared to 2017 was primarily a result of the TCJ Act, which lowered the statutory federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The 14% reduction in the statutory federal corporate income tax rate applied to the income before income taxes for 2018 equated to a $7.7 million reduction in income tax expense.
During 2019, income tax expense and the effective tax rate were positively impacted by a tax benefit of $508,000 related to non-taxable BOLI income. In 2018, Peoples released a valuation allowance, which reduced income tax expense by $805,000. The valuation allowance was related to a historic tax credit that Peoples had invested in during 2015. Peoples sold $6.7 million of equity investment securities in 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss which is expected to be recognized due to the structure of the historic tax credit investment, resulting in the release of the valuation allowance.
During 2018, the final remeasurement of deferred tax assets and deferred tax liabilities at the new statutory federal corporate income tax rate from the TCJ Act resulted in a reduction to income tax expense of $705,000. The initial remeasurement at the new statutory federal corporate income tax rate resulted in write-down of $897,000 of Peoples' net deferred tax assets, which increased income tax expense recorded during 2017. Additionally, as of December 31, 2017, Peoples early adopted ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify, from accumulated other comprehensive income to retained earnings, the stranded income tax effects in accumulated other comprehensive loss resulting from the TCJ Act.
Peoples also recorded tax benefits of $195,000 in 2019, $332,000 in 2018, and $154,000 in 2017 related to stock awards that settled or vested during the year, with the majority recorded in the first quarter of each year.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by federal banking regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense and, therefore, excludes the provision for (recovery of) loan losses and all gains and/or losses included in earnings. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2019	2018	2017	2016	2015
Income before income taxes	$65,358	$54,941	$57,203	$45,282	$14,816
Add: provision for loan losses	2,504	5,448	3,772	3,539	14,097
Add: net loss on debt extinguishment	—	13	—	707	520
Add: net loss on OREO	98	21	116	34	529
Add: net loss on investment securities	—	146	—	—	—
Add: net loss on other assets	692	224	—	188	696
Add: net loss on other transactions	—	76	—	204	43
Less: net gain on investment securities	164	—	2,983	930	729
Less: net gain on other assets	8	—	28	—	—
Less: net gain on other transactions	—	—	25	—	—
Pre-provision net revenue	$68,480	$60,869	$58,055	$49,024	$29,972
Total average assets	$4,222,482	$3,871,832	$3,510,274	$3,320,447	$3,111,853
Pre-provision net revenue to total average assets	1.62%	1.57%	1.65%	1.48%	0.96%
The continued increase in PPNR in recent years has been driven by acquisitions, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. The ratio of PPNR to total average assets for 2018 declined compared to 2017 due to $7.3 million of acquisition-related expenses during 2018, mitigating the increase in PPNR, combined with the growth of average assets during the year, which was partially attributable to the ASB acquisition. The increase in the PPNR in 2016 was boosted by a decrease in total non-interest expense, given that 2015 included $10.7 million of acquisition-related expenses.
Core Non-Interest Income and Expense (non-US GAAP)
Core non-interest income and core non-interest expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-US GAAP since they exclude the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and other non-recurring expenses.

The following tables provide reconciliations of these non-US GAAP measures to the amounts of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2019	2018	2017	2016	2015

Core non-interest income:
Total non-interest income	$64,274	$56,754	$55,573	$50,867	$46,382
Less: net gain (loss) on investment securities	164	(146)	2,983	930	729
Less: net loss on asset disposals and other transactions	(782)	(334)	(63)	(1,133)	(1,788)
Total non-interest income excluding net gains and losses	$64,892	$57,234	$52,653	$51,070	$47,441
Plus: core banking system conversion revenue waived	—	—	—	85	—
Core non-interest income excluding net gains and losses	$64,892	$57,234	$52,653	$51,155	$47,441

(Dollars in thousands)	2019	2018	2017	2016	2015

Core non-interest expense:
Total non-interest expense	$137,250	$125,977	$107,975	$106,911	$115,081
Less: system conversion expenses	—	—	—	1,259	—
Less: acquisition-related expenses	7,287	7,262	341	—	10,722
Less: pension settlement charges	—	267	242	—	459
Less: severance expenses	270	—	—	—	—
Less: other non-core charges	—	—	—	—	592
Core non-interest expense	$129,693	$118,448	$107,392	$105,652	$103,308
Efficiency Ratio (non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income excluding net gains and losses. This measure is non-US GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2019	2018	2017	2016	2015

Efficiency ratio:
Total non-interest expense	$137,250	$125,977	$107,975	$106,911	$115,081
Less: amortization of other intangible assets	3,359	3,338	3,516	4,030	4,077
Adjusted total non-interest expense	133,891	122,639	104,459	102,881	111,004

Total non-interest income	64,274	56,754	55,573	50,867	46,382
Less: net gain (loss) on investment securities	164	(146)	2,983	930	729
Less: net loss on asset disposals and other transactions	(782)	(334)	(63)	(1,133)	(1,788)
Total non-interest income, excluding net gains and losses	64,892	57,234	52,653	51,070	47,441

Net interest income	140,838	129,612	113,377	104,865	97,612
Add: FTE adjustment (a)	1,068	881	1,912	2,027	1,978
Net interest income on an FTE basis	141,906	130,493	115,289	106,892	99,590

Adjusted revenue	$206,798	$187,727	$167,942	$157,962	$147,031

Efficiency ratio	64.74%	65.33%	62.20%	65.13%	75.50%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$129,693	$118,448	$107,392	$105,652	$103,308
Less: amortization of other intangible assets	3,359	3,338	3,516	4,030	4,077
Adjusted core non-interest expense	126,334	115,110	103,876	101,622	99,231

Core non-interest income excluding net gains and losses	64,892	57,234	52,653	51,155	47,441
Net interest income on an FTE basis	141,906	130,493	115,289	106,892	99,590
Adjusted core revenue	$206,798	$187,727	$167,942	$158,047	$147,031

Efficiency ratio adjusted for non-core items	61.09%	61.32%	61.85%	64.30%	67.49%
(a) Based on a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior years.
The continued decline in the efficiency ratio adjusted for non-core items in recent years has been driven by acquisitions, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. Furthermore, managing expenses has been a major focus over the last four years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. The increase in the efficiency ratio between 2018 and 2017 was driven by acquisition-related expenses of $7.3 million in 2018, compared to $341,000 in 2017.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the release of the deferred tax asset valuation allowance, the impact of the TCJ Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and other non-recurring expenses in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amount of net income reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2019	2018	2017	2016	2015

Net income adjusted for non-core items:
Net income	$53,695	$46,255	$38,471	$31,157	$10,941
Add: core banking system conversion revenue waived	—	—	—	85	—
Less: tax effect of core banking system conversion revenue waived (a)	—	—	—	30	—
Add: net loss on investment securities	—	146	—	—	—
Less: tax effect of net loss on investment securities (a)	—	31	—	—	—
Less: net gain on investment securities	164	—	2,983	930	729
Add: tax effect of net gain on investment securities (a)	34	—	1,044	325	255
Add: net loss on asset disposals and other transactions	782	334	63	1,133	1,788
Less: tax effect of net loss on asset disposals and other transactions (a)	164	70	22	397	626
Add: system conversion expenses	—	—	—	1,259	—
Less: tax effect of system conversion expenses (a)	—	—	—	441	—
Add: acquisition-related expenses	7,287	7,262	341	—	10,722
Less: tax effect of acquisition-related expenses (a)	1,530	1,525	119	—	3,753
Add: severance expenses	270	—	—	—	—
Less: tax effect of severance expenses (a)	57	—	—	—	—
Add: pension settlement charges (a)	—	267	242	—	459
Less: tax effect of pension settlement charges (a)	—	56	85	—	161
Add: other non-core charges	—	—	—	—	592
Less: tax effect of other non-core charges (a)	—	—	—	—	207
Less: release of deferred tax asset valuation allowance	—	805	—	—	—
Less: impact of TCJ Act on deferred tax liability	—	705	—	—	—
Add: impact of TCJ Act on deferred tax assets	—	—	897	—	—
Net income adjusted for non-core items	$60,153	$51,072	$37,849	$32,161	$19,281
Return on average assets:
Net income	$53,695	$46,255	$38,471	$31,157	$10,941
Total average assets	4,222,482	3,871,832	3,510,274	3,320,447	3,111,853
Return on average assets	1.27%	1.19%	1.10%	0.94%	0.35%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$60,153	$51,072	$37,849	$32,161	$19,281
Total average assets	4,222,482	3,871,832	3,510,274	3,320,447	3,111,853
Return on average assets adjusted for non-core items	1.42%	1.32%	1.08%	0.97%	0.62%
(a) Based on a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior years.
The increases in return on average assets and return on average assets adjusted for non-core items over the last four years has been driven by the acquisitions in 2019, 2018, and 2015, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. Managing expenses has been a major focus over the last four years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. The return on average assets and return on average assets adjusted for non-core items in 2015 was impacted by an issue with a single credit that resulted in a provision for loan losses of $14.1 million. The ratios in 2019 and 2018 were also positively impacted by the lower statutory federal corporate income tax rate.

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

(Dollars in thousands)	2019	2018	2017	2016	2015
Net income excluding amortization of other intangible assets:
Net income	$53,695	$46,255	$38,471	$31,157	$10,941
Add: amortization of other intangible assets	3,359	3,338	3,516	4,030	4,077
Less: tax effect of amortization of other intangible assets (a)	705	701	1,231	1,411	1,427
Net income excluding amortization of other intangible assets	56,349	48,892	40,756	33,776	13,591
Average tangible equity:
Total average stockholders' equity	$566,123	$488,139	$450,379	$432,666	$407,296
Less: average goodwill and other intangible assets	173,529	158,115	144,696	147,981	144,013
Average tangible equity	$392,594	$330,024	$305,683	$284,685	$263,283
Return on average stockholders' equity ratio:
Net income	$53,695	$46,255	$38,471	$31,157	$10,941
Average stockholders' equity	$566,123	$488,139	$450,379	$432,666	$407,296
Return on average stockholders' equity	9.48%	9.48%	8.54%	7.20%	2.69%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$56,349	$48,892	$40,756	$33,776	$13,591
Average tangible equity	$392,594	$330,024	$305,683	$284,685	$263,283
Return on average tangible equity	14.35%	14.81%	13.33%	11.86%	5.16%
(a) Based on a 21% statutory federal corporate income tax rate for 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and prior periods.
The decline in return on average tangible equity ratio in 2019 compared to 2018, was impacted by the First Prestonsburg acquisition, which increased capital. The return on average stockholders' equity and average tangible equity ratios increased in 2018 compared to 2017, reflecting the increase in net income which outpaced the increases in average stockholders' equity and average tangible equity. Average stockholders' equity and average tangible equity increased due mainly to net income and the ASB acquisition, partially offset by dividends declared.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2019, excess cash reserves at the FRB of Cleveland were $15.6 million, compared to $11.2 million at December 31, 2018. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2019, Peoples' total cash and cash equivalents increased $37.6 million, as cash provided by operating activities and investing activities of $67.2 million and $1.1 million, respectively, were partially offset by cash used in financing activities of $30.6 million. Cash used in financing activities was primarily due to a reduction in short-term borrowings of $76.9 million and dividends paid of $25.9 million, partially offset by the growth in deposit balances of $77.7 million. The increase in cash provided by operating activities was due primarily to $53.7 million of net income.
In 2018, Peoples' total cash and cash equivalents increased $5.4 million, as cash provided by operating activities and financing activities of $75.2 million and $60.3 million, respectively, were largely offset by cash used in investing activities of $130.2 million. Cash used in investing activities was primarily due to funded loan growth of $134.1 million. Loan growth was partially funded by the increase within Peoples' financing activities of short-term borrowings of $61.9 million and deposit growth, excluding deposits acquired from the ASB acquisition, of $25.8 million. The increase in cash provided by operating activities was due primarily to $46.3 million of net income.

Further information regarding the management of Peoples' liquidity position can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$8,209	$—	$—	$1,000	$2,966
States and political subdivisions	114,104	88,587	101,569	117,230	114,726
Residential mortgage-backed securities	791,009	692,608	673,664	626,567	632,293
Commercial mortgage-backed securities	18,088	6,707	6,976	19,291	23,845
Bank-issued trust preferred securities	4,691	3,989	5,129	4,899	4,635
Equity investment securities (a)	—	—	7,849	8,953	6,236
Total fair value	$936,101	$791,891	$795,187	$777,940	$784,701
Total amortized cost	$929,395	$804,655	$797,732	$777,017	$780,304
Net unrealized gain (loss)	$6,706	$(12,764)	$(2,545)	$923	$4,397

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions	$4,346	$4,403	$3,810	$3,820	$3,831
Residential mortgage-backed securities	21,494	29,044	32,487	33,858	35,367
Commercial mortgage-backed securities	5,907	3,514	4,631	5,466	6,530
Total amortized cost	$31,747	$36,961	$40,928	$43,144	$45,728

Other investment securities (a)	$42,730	$42,985	$38,371	$38,371	$38,401

Total investment securities:
Amortized cost	$1,003,872	$884,601	$877,031	$858,532	$864,433
Carrying value	$1,010,578	$871,837	$874,486	$859,455	$868,830
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
At December 31, 2019, Peoples' investment securities represented approximately 23.2% of total assets, compared to 21.8% at December 31, 2018. During 2019, Peoples acquired, in the First Prestonsburg acquisition, investment securities totaling $139.7 million and subsequently sold $65.1 million of acquired available-for-sale investment securities. In April and May of 2019, $53.7 million of the proceeds were reinvested. Additionally, the fair value of investment securities increased, driven by overall declines in market interest rates during the latter half of 2019.
During 2018, Peoples acquired, in the ASB acquisition, investment securities totaling $18.8 million and subsequently sold $14.6 million of acquired available-for-sale investment securities. Proceeds from the sale of investment securities were used to reduce overnight borrowing at the FHLB of Cincinnati.
Investment securities increased at December 31, 2017 from December 31, 2016 due to purchases of residential mortgage-backed securities that were partially offset by principal paydowns during that year.
Peoples designates certain securities as "held-to-maturity" at the time of their purchase if management determines Peoples would have the intent and ability to hold the purchased securities until maturity. The unrealized gain or loss related to held-to-maturity investment securities does not directly impact total stockholders' equity, in contrast to the impact from the available-for-sale investment securities portfolio.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Originated loans:
Construction	$83,283	$124,013	$107,118	$84,626	$63,785
Commercial real estate, other	671,576	632,200	595,447	531,557	471,184
Commercial real estate	754,859	756,213	702,565	616,183	534,969
Commercial and industrial	622,175	530,207	438,051	378,131	288,130
Residential real estate	314,935	296,860	304,523	307,490	288,783
Home equity lines of credit	93,013	93,326	88,902	85,617	74,176
Consumer, indirect	417,127	407,167	340,390	252,024	165,320
Consumer, direct	70,852	71,674	67,010	67,579	61,813
Consumer	487,979	478,841	407,400	319,603	227,133
Deposit account overdrafts	878	583	849	1,080	1,448
Total originated loans	$2,273,839	$2,156,030	$1,942,290	$1,708,104	$1,414,639
Acquired loans:
Construction	$5,235	$12,404	$8,319	$10,100	$12,114
Commercial real estate, other	161,662	184,711	165,120	204,466	265,092
Commercial real estate	166,897	197,115	173,439	214,566	277,206
Commercial and industrial	40,818	35,537	34,493	44,208	63,589
Residential real estate	346,541	296,937	184,864	228,435	276,772
Home equity lines of credit	39,691	40,653	20,575	25,875	32,253
Consumer, indirect	58	136	329	808	1,776
Consumer, direct	5,681	2,370	1,147	2,940	6,205
Consumer	5,739	2,506	1,476	3,748	7,981
Total acquired loans (a)	$599,686	$572,748	$414,847	$516,832	$657,801
Total loans	$2,873,525	$2,728,778	$2,357,137	$2,224,936	$2,072,440
Average total loans	2,812,109	2,610,970	2,293,980	2,133,175	1,952,241
Average allowance for loan losses	(21,239)	(19,359)	(18,713)	(17,564)	(19,174)
Average loans, net of average allowance for loan losses	$2,790,870	$2,591,611	$2,275,267	$2,115,611	$1,933,067
Percent of loans to total loans:
Construction	3.1%	5.1%	4.9%	4.3%	3.7%
Commercial real estate, other	29.0%	29.9%	32.3%	33.0%	35.5%
Commercial real estate	32.1%	35.0%	37.2%	37.3%	39.2%
Commercial and industrial	23.1%	20.7%	20.0%	19.0%	17.0%
Residential real estate	23.0%	21.8%	20.8%	24.1%	27.3%
Home equity lines of credit	4.6%	4.9%	4.6%	5.0%	5.1%
Consumer, indirect	14.5%	14.9%	14.5%	11.4%	8.0%
Consumer, direct	2.7%	2.7%	2.9%	3.2%	3.3%
Consumer	17.2%	17.6%	17.4%	14.6%	11.3%
Deposit account overdrafts (b)	NM	NM	NM	NM	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$496,802	$461,256	$412,965	$398,134	$390,398
a.Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
b.NM = not meaningful.

As of December 31, 2019, total loans had grown 5%, or $144.7 million, compared to December 31, 2018. Loan originations during 2019 were higher than in the prior year; however, significantly higher loan payoffs experienced in the commercial loan portfolios during 2019 minimized the impact of the increased production on loan balances compared to December 31, 2018. Total originated loans (excluding acquired loans) grew 5%, or $117.8 million, during 2019. Originated loan growth was led by an increase in commercial and industrial loans of $92.0 million, or 17%. Total acquired loans grew $26.9 million during 2019, which included $109.9 million related to the First Prestonsburg acquisition as of December 31, 2019, partially offset by the continued decline of the loan balances acquired in previous acquisitions. Balances in loan accounts acquired from First Prestonsburg as of December 31, 2019 included $50.7 million in residential real estate loans, $33.6 million in commercial real estate loans, $13.3 million in commercial and industrial loans, $5.9 million in home equity lines of credit, $4.5 million in consumer, direct loans, and $1.9 million in constructions loans.
During 2018, total loans grew 16%, or $371.6 million. Total originated loans (excluding acquired loans) grew 11%, or $213.7 million, due to increases in all categories except residential real estate and deposit account overdrafts. The increase in total acquired loans during 2018 was due to the ASB acquisition, partially offset by the decline of the loan balances acquired in previous acquisitions.
During 2017, total loans grew 6%, or $132.2 million. The increase was primarily the result of commercial loan growth of $95.5 million, or 8%, which includes commercial real estate, and commercial and industrial loan balances. Additionally, continued emphasis on growing indirect consumer lending led to growth of $87.9 million, or 35%, compared to December 31, 2016, and was partially offset by reductions in residential real estate loans.
During 2016, total loans grew 7%, or $152.5 million, with growth of 8% in commercial loan balances and 7% in consumer loan balances. Continuing the trend of 2015, indirect consumer lending experienced the largest growth across all loan categories for the year, increasing by $85.7 million, or 51%. Commercial and industrial loan growth was $70.6 million, or 20%, for the 2016 year.
The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2019:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total	% of Total
Construction:
Fixed	$1,172	$14,899	$4,570	$20,641	23.3%
Variable	60,833	4,742	2,302	67,877	76.7%
Total	62,005	19,641	6,872	88,518	100.0%
Commercial real estate, other:
Fixed	31,694	117,446	132,408	281,548	33.8%
Variable	364,794	164,597	22,299	551,690	66.2%
Total	396,488	282,043	154,707	833,238	100.0%
Commercial and industrial:
Fixed	8,704	66,885	42,435	118,024	17.8%
Variable	428,472	97,702	18,795	544,969	82.2%
Total	437,176	164,587	61,230	662,993	100.0%
Total commercial loans:
Fixed	41,570	199,230	179,413	420,213	26.5%
Variable	854,099	267,041	43,396	1,164,536	73.5%
Total	$895,669	$466,271	$222,809	$1,584,749	100.0%
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2019:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Construction:
Assisted living facilities and nursing homes	$25,792	$37,723	$63,515	34.7%
Apartment complexes	17,008	26,622	43,630	23.8%
Education services	13,327	475	13,802	7.5%
Mixed commercial use facilities	5,924	1,392	7,316	4.0%
Land only	4,739	1,190	5,929	3.2%
Retail	3,450	2,363	5,813	3.2%
Office buildings	1,726	3,634	5,360	2.9%
Residential property	1,545	3,596	5,141	2.8%
Child care	3,791	—	3,791	2.1%
Land development	1,989	1,685	3,674	2.0%
Other (a)	9,227	15,746	24,973	13.8%
Construction	$88,518	$94,426	$182,944	100.0%
(a)All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$78,929	$2,637	$81,566	9.4%
Non-owner occupied	70,631	4,855	75,486	8.7%
Total office buildings and complexes	149,560	7,492	157,052	18.1%
Mixed commercial use facilities:
Owner occupied	60,822	1,267	62,089	7.2%
Non-owner occupied	44,490	607	45,097	5.2%
Total mixed commercial use facilities	105,312	1,874	107,186	12.4%
Retail facilities:
Owner occupied	36,802	625	37,427	4.3%
Non-owner occupied	54,713	98	54,811	6.3%
Total retail facilities	91,515	723	92,238	10.6%
Apartment complexes	82,849	4,309	87,158	10.1%
Light industrial facilities:
Owner occupied	49,779	1,528	51,307	5.9%
Non-owner occupied	22,171	1,088	23,259	2.7%
Total light industrial facilities	71,950	2,616	74,566	8.6%
Warehouse facilities	66,127	7,027	73,154	8.4%
Lodging and lodging related	41,716	1,164	42,880	4.9%
Assisted living facilities and nursing homes	41,146	300	41,446	4.8%
Land only	18,385	2,254	20,639	2.4%
Health care facilities:
Owner occupied	9,875	219	10,094	1.2%
Non-owner occupied	9,976	2	9,978	1.2%
Total health care facilities	19,851	221	20,072	2.4%
Day care facilities:
Owner occupied	15,794	1,047	16,841	1.9%
Non-owner occupied	2,317	—	2,317	0.3%
Total day care facilities	18,111	1,047	19,158	2.2%
Education Services	894	—	894	0.1%
Other (a)	125,822	4,301	130,123	15.0%
Commercial real estate, other	$833,238	$33,328	$866,566	100.0%
(a)All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either December 31, 2019 or December 31, 2018.
Additional information regarding Peoples' loan portfolio can be found in "Note 4 Loans" of the Notes to the Consolidated Financial Statements.

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
The following details management's allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate	$7,333	$8,003	$7,797	$7,172	$7,076
Commercial and industrial	8,432	6,178	5,813	6,353	5,382
Total commercial	15,765	14,181	13,610	13,525	12,458
Residential real estate	1,191	1,214	904	982	1,257
Home equity lines of credit	546	618	693	688	732
Consumer, indirect	2,937	3,214	2,944	2,312	1,427
Consumer, direct	294	351	464	518	544
Consumer	3,231	3,565	3,408	2,830	1,971
Deposit account overdrafts	94	81	70	171	121
Originated allowance for loan losses	20,827	19,659	18,685	18,196	16,539
Acquired allowance for loan losses	729	536	108	233	240
Allowance for loan losses	$21,556	$20,195	$18,793	$18,429	$16,779
As a percent of total loans	0.75%	0.74%	0.80%	0.83%	0.81%
During 2019, the increase in allowance for loan losses was primarily related to continued loan growth in most of the originated loan portfolios. The allowance for loan losses as a percent of total loans was relatively flat in 2019 compared to 2018 as a result of relatively stable asset quality metrics and trends, combined with loan growth during 2019. The ratio includes all acquired loans, from both First Prestonsburg and previous acquisitions, of $599.7 million and allowance for acquired loan losses of $729,000 at December 31, 2019. In accordance with US GAAP, at the acquisition date, acquired loans are recorded at fair value with no associated allowance for loan losses. Peoples considers recent trends in criticized loans and loan growth associated with each loan portfolio, as well as qualitative factors that could negatively impact these trends, such as unemployment, rising interest rates, changes in real estate market conditions, fluctuating oil and gas prices, and the economic impact of tariffs. Peoples believes the reserves remain appropriate to cover probable losses that exist in the current portfolio.
During 2018, the increase in allowance for loan losses was primarily related to continued loan growth in most of the originated loan portfolios. The allowance for loan losses as a percent of total loans decreased six basis points in 2018 compared to 2017 as a result of relatively stable asset quality metrics and trends, and the loans acquired in the ASB acquisition. During 2017, the increase in allowance for loan losses related primarily to growth in consumer indirect loan balances. During 2016, the increase of 9% in the allowance for loan losses related to total commercial and consumer indirect balance growth.
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

The following table summarizes the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses, January 1	$20,195	$18,793	$18,429	$16,779	$17,881
Gross charge-offs:
Commercial real estate (a)(b)	156	849	408	68	302
Commercial and industrial	1,062	38	175	1,017	13,576
Residential real estate (c)	312	357	637	611	631
Home equity lines of credit	55	107	131	73	125
Consumer, indirect	1,829	2,515	2,110	2,072	931
Consumer, direct (d)	211	358	379	583	422
Consumer	2,040	2,873	2,489	2,655	1,353
Deposit account overdrafts	851	965	1,038	774	774
Total gross charge-offs	4,476	5,189	4,878	5,198	16,761
Recoveries:
Commercial real estate	151	60	146	1,209	104
Commercial and industrial	2,415	18	1	306	98
Residential real estate	229	232	152	278	315
Home equity lines of credit	11	14	13	56	119
Consumer, indirect	270	474	764	1,059	505
Consumer, direct	52	140	179	226	250
Consumer	322	614	943	1,285	755
Deposit account overdrafts	205	205	215	175	171
Total recoveries	3,333	1,143	1,470	3,309	1,562
Net charge-offs (recoveries):
Commercial real estate	5	789	262	(1,141)	198
Commercial and industrial	(1,353)	20	174	711	13,478
Residential real estate	83	125	485	333	316
Home equity lines of credit	44	93	118	17	6
Consumer, indirect	1,559	2,041	1,346	1,013	426
Consumer, direct	159	218	200	357	172
Consumer	1,718	2,259	1,546	1,370	598
Deposit account overdrafts	646	760	823	599	603
Total net charge-offs (recoveries)	$1,143	$4,046	$3,408	$1,889	$15,199
Provision for loan losses, December 31 (e)(f)	2,504	5,448	3,772	3,539	14,097
Allowance for loan losses, December 31	$21,556	$20,195	$18,793	$18,429	$16,779
Net charge-offs (recoveries) as a percent of average total loans (g):
Commercial real estate	—%	0.03%	0.01%	(0.05)%	0.01%
Commercial and industrial	(0.05)%	—%	0.01%	0.03%	0.69%
Residential real estate	—%	—%	0.02%	0.02%	0.02%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.06%	0.08%	0.06%	0.04%	0.02%
Consumer, direct	0.01%	0.01%	0.01%	0.02%	0.01%
Consumer	0.07%	0.09%	0.07%	0.06%	0.03%
Deposit account overdrafts	0.02%	0.03%	0.04%	0.03%	0.03%
Total	0.04%	0.15%	0.15%	0.09%	0.78%
(a) Includes purchased credit impaired loan charge-offs of $0 in 2019, $0 in 2018, $0 in 2017, $44,000 in 2016, and $60,000 in 2015.
(b) Includes nonimpaired loan charge-offs of $2,000 in 2019 and $0 in 2018, 2017, 2016 and 2015.
(c) Includes purchased credit impaired loan charge-offs of $0 in 2019, $2,000 in 2018, $0 in 2017, $23,000 in 2016, and $3,000 in 2015.
(d) Includes purchased credit impaired loan charge-offs of $0 in 2019, $0 in 2018, $7,000 in 2017, $23,000 in 2016, and $3,000 in 2015.
(e) Includes purchased credit impaired loan provision for loan losses of $19,000 in 2019, $0 in 2018, $117,000 in 2017, $66,000 in 2016, and $303,000 in 2015.
(f) Includes nonimpaired loan provision for loan losses of $215,000 in 2019, $383,000 in 2018 and $0 in 2017, 2016, and 2015.
(g) Each with "--%" not meaningful.
Net charge-offs for 2019 were $1.1 million, or 0.04% of average total loans, down $2.9 million compared to $4.0 million, or 0.15% of average total loans, for 2018. Net charge-offs in 2019 included a recovery of $1.8 million, or 0.06% of average total loans, recorded with respect to a previously charged-off commercial loan, while 2018 included a charge-off of $827,000 on one acquired commercial loan relationship.

Net charge-offs for 2018 increased $638,000 compared to 2017, driven by a charge-off of $827,000 related to one acquired commercial loan relationship. Indirect consumer lending provided significant growth during 2018, resulting in the growth in the allowance for loan losses and net charge-offs within that category.
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
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Loans 90+ days past due and accruing:
Commercial real estate, other	$907	$801	$215	$1,506	$2,425
Commercial and industrial	155	18	45	387	1,986
Residential real estate	2,677	1,430	1,278	1,855	1,522
Home equity lines of credit	108	7	72	—	35
Consumer, indirect	—	—	—	—	1
Consumer, direct	85	—	16	23	—
Consumer	85	—	16	23	1
Total loans 90+ days past due and accruing	3,932	2,256	1,626	3,771	5,969
Nonaccrual loans:
Construction	411	710	754	826	921
Commercial real estate, other	6,699	6,730	6,348	10,792	7,357
Commercial real estate	7,110	7,440	7,102	11,618	8,278
Commercial and industrial	1,824	1,304	506	1,620	350
Residential real estate	4,471	4,075	4,267	4,481	2,991
Home equity lines of credit	955	1,023	772	554	340
Consumer, indirect	629	324	158	9	31
Consumer, direct	48	56	32	81	—
Consumer	677	380	190	90	31
Total nonaccrual loans	15,037	14,222	12,837	18,363	11,990
Nonaccrual troubled debt restructurings ("TDRs)":
Commercial real estate, other	102	154	721	751	153
Commercial real estate	102	154	721	751	153
Commercial and industrial	331	405	492	482	377
Residential real estate	1,890	1,951	1,447	1,614	864
Home equity lines of credit	210	210	90	60	79
Consumer, indirect	211	156	98	6	34
Consumer, direct	—	—	7	49	34
Consumer	211	156	105	55	68
Total nonaccrual TDRs	2,744	2,876	2,855	2,962	1,541
Total nonperforming loans ("NPLs")	21,713	19,354	17,318	25,096	19,500
OREO:
Commercial	145	—	—	594	644
Residential	82	94	208	67	89
Total OREO	227	94	208	661	733
Total nonperforming assets ("NPAs")	$21,940	$19,448	$17,526	$25,757	$20,233

(Dollars in thousands)	2019	2018	2017	2016	2015
Criticized loans (a)	$96,830	$114,188	$90,418	$99,182	$122,147
Classified loans (b)	66,154	43,818	46,380	57,736	60,315
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.75%	0.71%	0.73%	1.13%	0.94%
NPAs as a percent of total assets (c)(d)	0.50%	0.49%	0.49%	0.75%	0.62%
NPAs as a percent of total loans and OREO (c)(d)	0.76%	0.71%	0.74%	1.16%	0.98%
Allowance for loan losses as a percent of NPLs (c)	99.28%	104.35%	108.52%	73.43%	86.05%
Criticized loans as a percent of total loans (a)(c)	3.37%	4.18%	3.84%	4.46%	5.89%
Classified loans as a percent of total loans (b)(c)	2.30%	1.61%	1.97%	2.59%	2.91%
(a) Includes loans categorized as special mention, substandard or doubtful.
(b) Includes loans categorized as substandard or doubtful.
(c) Data presented as of the end of the year indicated.
(d) Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
The increase in nonperforming assets during 2019, was partially due to acquired loans from First Prestonsburg, which comprised $1.9 million of nonperforming assets at December 31, 2019, with the remainder due to smaller relationships that have become 90+ days past due and are still accruing. Classified loans, which are those categorized as substandard or doubtful, increased $22.3 million, or 51%, during 2019, due to the combination of acquired First Prestonsburg loans, coupled with downgrades of three other commercial loan relationships totaling $15.2 million during 2019. Criticized loans, which are those categorized as special mention, substandard or doubtful, declined $17.4 million, or 15%, compared to December 31, 2018, due to upgrades of several loans and paydowns during 2019.
The increase in loans 90+ days past due and accruing during 2018 was driven primarily by one commercial loan, which was in the process of renewal at December 31, 2018. During 2018, the growth in nonaccrual loans was driven primarily by one commercial loan that was over 90 days past due.
Nonperforming loans decreased in 2017, largely due to the decrease in nonaccrual loans, coupled with a decline in loans 90+ days past due and accruing. The decrease in nonaccrual loans was driven by several commercial real estate relationships that were paid off in 2017.
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
The majority of Peoples' nonaccrual commercial real estate loans consists primarily of owner occupied commercial properties. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or updated information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.4 million for 2019, $1.3 million for 2018 and $2.6 million for 2017. No portion of these amounts were recorded during 2019, 2018 or 2017.
Overall, management believes the allowance for loan losses was appropriate at December 31, 2019, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering economic uncertainties that currently exist and the concentration of commercial loans in Peoples’ loan portfolio.
Additional information regarding Peoples' allowance for loan losses can be found in "Note 4 Loans" of the Notes to the Consolidated Financial Statements.

Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Non-interest-bearing deposits (a)	$671,208	$607,877	$556,010	$734,421	$717,939
Interest-bearing deposits:
Interest-bearing demand accounts (a)	635,720	573,702	593,415	278,975	250,023
Savings accounts	521,914	468,500	446,714	436,344	414,375
Retail CDs	490,830	394,335	338,673	361,725	435,214
Money market deposit accounts	469,893	379,878	371,376	407,754	394,119
Governmental deposit accounts	293,908	267,319	264,524	251,671	276,639
Brokered CDs	207,939	263,854	159,618	38,832	47,635
Total interest-bearing deposits	2,620,204	2,347,588	2,174,320	1,775,301	1,818,005
Total deposits	$3,291,412	$2,955,465	$2,730,330	$2,509,722	$2,535,944
(a) The sum of amounts presented are considered total demand deposits.
At December 31, 2019, the period-end deposit increase of $335.9 million, or 11%, compared to December 31, 2018, was primarily driven by the deposits acquired in the First Prestonsburg acquisition, which totaled $194.2 million at December 31, 2019.
During 2019, Peoples issued $50.0 million of 90-day brokered CDs to fund five $10.0 million interest rate swaps with a notional value in the aggregate of $50.0 million. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps.
The increase in total deposits between December 31, 2018 and December 31, 2017 was largely due to $198.6 million of balances in deposit accounts acquired from ASB on April 13, 2018, coupled with higher one-way buy CDARS deposits, which are included in brokered CD balances.
The increase in total deposit balances at December 31, 2017 compared to December 31, 2016 was primarily due to increases of $314.4 million in interest-bearing demand deposits and $120.8 million in brokered CDs, partially offset by a decrease of $178.4 million in non-interest-bearing demand deposits. Shifts in balances occurred between non-interest-bearing deposits and interest-bearing demand account balances as Peoples migrated consumers to new products during the second half of 2017. During this migration, customer accounts were evaluated based on certain characteristics, and some accounts that were traditionally non-interest-bearing deposits were converted to interest-bearing demand accounts as Peoples moved to a relationship-based deposit product. The increase in brokered CDs in 2017 was the result of adding relatively shorter term funding on the balance sheet to secure fixed rate funding in a rising rate environment.
At December 31, 2016, total deposits decreased compared to December 31, 2015, primarily due to decreases in retail and brokered CDs, and governmental deposit accounts. Peoples executed a deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and reducing its reliance on higher-cost, non-core deposits, such as CDs and brokered deposits, based on the rate environment that existed in 2016. These actions accounted for much of the changes in deposit balances in 2016 compared to 2015.
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
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2019	2018	2017	2016	2015
3 months or less	$36,623	$28,214	$24,118	$27,780	$36,597
Over 3 to 6 months	48,581	28,436	20,011	20,102	24,401
Over 6 to 12 months	49,796	32,578	27,129	25,028	32,227
Over 12 months	104,914	89,431	74,849	75,860	72,115
Total	$239,914	$178,659	$146,107	$148,770	$165,340
Additional information regarding Peoples' deposits can be found in "Note 7 Deposits" of the Notes to the Consolidated Financial Statements.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Short-term borrowings:
FHLB overnight borrowings	$141,000	$165,000	$62,000	$231,000	$76,000
FHLB 90-day advances	110,000	110,000	—	—	—
Current portion of long-term FHLB advances	23,009	30,000	30,592	—	—
Repurchase agreements	42,968	51,202	116,899	74,607	84,386
Unamortized debt issuance cost (a)	—	(4)	—	—	—
Total short-term borrowings	316,977	356,198	209,491	305,607	160,386
Long-term borrowings:
FHLB advances	75,672	102,361	136,939	98,282	66,934
National market repurchase agreements	—	—	—	40,000	40,000
Unamortized debt issuance costs (a)	—	—	(27)	(51)	—
Junior subordinated debt securities	7,451	7,283	7,107	6,924	6,736
Total long-term borrowings	83,123	109,644	144,019	145,155	113,670
Total borrowed funds	$400,100	$465,842	$353,510	$450,762	$274,056
(a) Unamortized debt issuance costs are related to the costs associated with the Credit Agreement with Raymond James Bank, N.A. which Peoples terminated as of April 3, 2019.
Peoples' short-term FHLB advances generally consist of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position. Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. As of December 31, 2019, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were funded by 90-day brokered CDs, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Long-term FHLB advances declined by $26.7 million due to the reclassification to short-term borrowings as the time to maturity of these advances had become less than one year.
During 2018, Peoples entered into twelve effective interest rate swaps with an aggregate notional value of $110.0 million, all of which were funded by FHLB 90-day advances. Long-term FHLB advances declined by $30 million due to the reclassification to short-term borrowings as the time to maturity of these advances had become less than one year.
During 2017, $50.6 million of long-term FHLB advances were reclassified to short-term borrowings due to the time to maturity of these advances becoming less than one year. Of these reclassified borrowings, $30.6 million remained as of December 31, 2017. Short-term retail repurchase agreements increased due to the reclassification of these repurchase agreements from long-term borrowings, as the time to maturity had become less than one year.
During 2016, Peoples restructured $20.0 million of long-term FHLB advances resulting in a $700,000 loss. Peoples replaced these borrowings with a long-term FHLB advance which matures in 2026. Peoples also borrowed an additional $35.0 million of long-term FHLB amortizing advances, of which $10.0 million matured during 2019 and the remaining advances mature between 2020 and 2031.
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016 between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), which provided for a revolving line of credit in the maximum aggregate principal amount of $15.0 million. On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million.
Additional information regarding Peoples' borrowed funds can be found in "Note 8 Short-Term Borrowings" and "Note 9 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2019, Peoples' total stockholders' equity increased $74.3 million, or 14%, mainly due to net income of $53.7 million, $32.4 million of common shares issued in connection with the acquisition of First Prestonsburg, and an increase in the market value of available-for-sale investment securities, partially offset by dividends paid of $26.9 million. At December 31, 2019, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position.

During 2018, Peoples' total stockholders' equity increased compared to 2017 mainly due to $40.9 million of common shares issued in connection with the acquisition of ASB. Also contributing to the increase in total stockholders' equity was net income of $46.3 million, partially offset by dividends paid of $21.6 million and declines in the market value of available-for-sale investment securities.
In 2017, Peoples' total stockholders' equity increased compared to 2016 due to higher retained earnings offset slightly by declines in the market value of available-for-sale investment securities.
In 2016, Peoples' total stockholders' equity increased compared to 2015 due to higher retained earnings, offset slightly by the repurchase of 279,770, or $5.0 million, of common shares to be held in treasury and the slight decline in the market value of available-for-sale investment securities.
During the first quarter of 2015, Peoples adopted the new Basel III regulatory capital framework, as approved by the federal banking agencies. The adoption of this new framework modified the calculations and well-capitalized thresholds of the existing risk-based capital ratios and added the common equity tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% on January 1, 2019. Peoples had a capital conservation buffer of 7.58% at December 31, 2019, 6.65% at December 31, 2018, 6.43% at December 31, 2017, and 6.11% at December 31, 2016, compared to the fully phased in capital conservation buffer of 2.50% required at January 1, 2019. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2019.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Capital Amounts:
Common equity tier 1	$427,415	$378,855	$327,172	$306,506	$288,416
Tier 1	434,866	386,138	334,279	313,430	295,151
Total (tier 1 and tier 2)	456,422	406,333	355,977	334,957	313,974
Net risk-weighted assets	$2,930,355	$2,773,383	$2,466,620	$2,373,359	$2,158,713
Capital Ratios:
Common equity tier 1	14.59%	13.66%	13.26%	12.91%	13.36%
Tier 1	14.84%	13.92%	13.55%	13.21%	13.67%
Total (tier 1 and tier 2)	15.58%	14.65%	14.43%	14.11%	14.54%
Tier 1 leverage ratio	10.41%	9.99%	9.75%	9.65%	9.52%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples' total stockholders' equity. Such financial measures represent non-US GAAP financial information since they exclude the impact of goodwill and other intangible assets acquired through acquisitions on the Consolidated Balance Sheets. Peoples' management believes this information is useful to investors since it facilitates the comparison of Peoples' operating performance, financial condition and trends to peers, especially those without a level of intangible assets similar to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.
The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Tangible equity:
Total stockholders' equity	$594,393	$520,140	$458,592	$435,261	$419,789
Less: goodwill and other intangible assets	177,503	162,085	144,576	146,018	149,617
Tangible equity	$416,890	$358,055	$314,016	$289,243	$270,172

Tangible assets:
Total assets	$4,354,165	$3,991,454	$3,581,686	$3,432,348	$3,258,970
Less: goodwill and other intangible assets	177,503	162,085	144,576	146,018	149,617
Tangible assets	$4,176,662	$3,829,369	$3,437,110	$3,286,330	$3,109,353

Tangible book value per common share:
Tangible equity	$416,890	$358,055	$314,016	$289,243	$270,172
Common shares outstanding	20,698,941	19,565,029	18,287,449	18,200,067	18,404,864

Tangible book value per common share	$20.14	$18.30	$17.17	$15.89	$14.68

Tangible equity to tangible assets ratio:
Tangible equity	$416,890	$358,055	$314,016	$289,243	$270,172
Tangible assets	$4,176,662	$3,829,369	$3,437,110	$3,286,330	$3,109,353

Tangible equity to tangible assets	9.98%	9.35%	9.14%	8.80%	8.69%
The increase in the tangible equity to tangible assets ratio for 2019 was the result of higher retained earnings, combined with common shares issued in connection with the First Prestonsburg acquisition and an increase in the market value of available-for-sale investment securities. The increase in the tangible equity to tangible assets ratio for each of 2018, 2017 and 2016 was the result of higher retained earnings, partially offset by the decline in the market value of available-for-sale investment securities. Also contributing to the increase in 2018 was the issuance of common shares in connection with the ASB acquisition. The increase in 2016 was also partially offset by the repurchase of 279,770 common shares to be held in treasury.
Future Outlook
Peoples improved in many aspects during 2019. The most notable growth was a 16% increase in net income, with a 9% increase in diluted earnings per share compared to 2018. Peoples generated positive operating leverage, on an adjusted for non-core items basis, for the fourth consecutive year. The acquisition of First Prestonsburg was successfully completed during the second quarter of 2019, garnering additional growth and potential in the Kentucky markets. The efficiency ratio improved to 64.74% for 2019, compared to 65.33% for 2018, and improved 23 basis points on an adjusted for non-core items basis. In addition, non-interest income, excluding net gains and losses, grew to 32% of total revenue, compared to 31% in 2018. Peoples also reduced its loan-to-deposit ratio to 87% at December 31, 2019, compared to 92% at December 31, 2018.
Net interest income was challenged in the latter half of 2019, as the interest rate environment changed significantly from market expectations earlier in the year. For 2020, Peoples anticipated a stabilization in interest rates, however, given recent activity in early 2020, mainly related to global public health concerns, there has been an inversion of the interest rate yield curve. Peoples has worked diligently to control deposit costs, reducing deposit interest rates in late 2019, which will provide a source of strength with respect to its net interest income and net interest margin. Peoples will continue to monitor deposit interest rates, and will look to lower costs wherever possible. Net interest margin continues to be aided by accretion income, which is net of amortization expense, related to the prior acquisitions. Although it is expected that this will decline over time, there should continue to be a positive impact from the acquisitions. Peoples will continue to focus on quality loan growth, which could also help stabilize net interest margin. For 2020, Peoples expects net interest margin to be between 3.50% and 3.65%. However, should the yield curve remain inverted for an extended period, or interest rates remain low or decrease further, Peoples would experience downward pressure to its net interest margin.
Non-interest income, excluding gains and losses, for 2020 is expected to grow in the mid-single digits compared to 2019. While there were several positives in 2019 impacting non-interest income, such as growth in commercial loan swap fees and bank-owned life insurance income, these involved transactional fees that cannot be assumed to continue. The growth in deposit account service charges was largely due to fee structure changes in 2019, and that growth should level off as Peoples moves into 2020. Due to global public health concerns in early 2020, equity market valuations have declined. Should this trend continue, Peoples may see a decline in fee income line items, such as trust and investments income.
Peoples will continue to look to make meaningful investments in its infrastructure and technology. During 2019, Peoples made investments, including the addition of faster person-to-person payment processing capabilities and a new mobile application for insurance and 401(k) clients, the introduction of a mobile-friendly website and work to refresh its ATM network. In addition, clients are now able to apply for a mortgage loan using their smart phones. One of the go-to market propositions that Peoples is able to offer its clients is the same mobile capabilities as those offered by the larger institutions.
Total non-interest expense growth is expected to be in the low single digits compared to 2019, when adjusted for non-core items. Peoples continually reviews its expenses and works to control costs at a reasonable level. Peoples places high importance on generating positive operating leverage and improving the efficiency ratio. While some costs are controllable, expenses related to medical insurance costs and pension costs are hard to predict. Peoples benefited from reduced FDIC insurance expense during 2019, but cannot reasonably anticipate any future recognition of credits, as these are determined on a quarterly basis by the FDIC. In late 2019, Peoples made some strategic changes, which should benefit non-interest expense into 2020. The efficiency ratio is expected to be between 60% and 62% for 2020.
For Peoples, the largest change in 2020 will likely be the implementation of ASU 2016-13. The CECL model inherently involves a number of uncertainties, and will be subject to movement based on future economic assumptions. While Peoples is in the process of implementing the processes and procedures related to this updated guidance, the sensitivity of the models used can be impacted by loan growth, and the type of loan growth, as well as many changes outside of the control of Peoples. Therefore, Peoples will place higher importance on other metrics for reporting, such as PPNR. Peoples will continue to remain prudent with its underwriting and lending practices; however, the uncertainty around the ongoing calculations of the models underlying CECL could provide for some volatility in Peoples' allowance for credit losses, and related credit loss expense going forward.
As a result of the recent interest rate environment, Peoples will continue to analyze its balance sheet mix in an effort to mitigate exposure to risk. As such, Peoples will review its investment portfolio and adjust it accordingly to mitigate exposures related to interest rates, while continuing to fulfill liquidity needs. The investment portfolio in recent periods has reduced in size relative to total assets, and may continue to do so, depending on future loan growth opportunities.
Loan payoffs during 2019 were higher than normal, and Peoples cannot be reasonably certain that this higher than normal level of loan payoffs will decline in 2020, but believes that excluding the same level of payoffs, loan growth should continue to be respectable in 2020. Peoples expects that point-to-point loan growth will be between 5% to 7%, compared to 2019. Peoples remains diligent in following the underwriting standards it has put into practice, and will not sacrifice loan quality for growth. While the allowance for credit losses is hard to predict going forward, Peoples does not believe that the historically-low charge-off levels throughout the industry, and being experienced by Peoples, is sustainable. Peoples expects the net charge-off rate for 2020 will be closer to its long-term historical range of 0.20% to 0.30% of average loans.
Deposit growth was 11% compared to December 31, 2018, and was primarily driven by the large deposit base acquired from First Prestonsburg. Peoples' funding strategy is focused on growth of lower-cost core deposits, which exclude CDs. Because of the interest rate environment going into 2020, the value of core deposits has declined. Peoples will look to closely monitor and reduce deposit costs where possible during the year, in an effort to control funding costs, due to the lower loan growth experienced during 2019.
Peoples remains dedicated to maintaining strong capital levels. During 2019, Peoples used a variety of methods to deploy excess capital, such as the increased shareholder dividends and stock repurchases. Peoples will continue to monitor its capital levels and find opportunities to effectively manage its capital, including increased shareholder dividends.
As previously noted, Peoples completed the acquisition of an independent insurance agency in January of 2020, located near Portsmouth, Ohio. This acquisition will complement the locations added from the ASB acquisition, adding additional services for those clients within the area, as well as cultivating banking relationships with the new insurance clients.
During 2020, Peoples will continue to analyze its branch footprint. Peoples monitors profitability and activity within its markets to determine the most effective and meaningful branch structure.
Of the utmost importance for Peoples is providing solid and consistent results for its shareholders. Peoples' long-term strategic goals include generating results in the top quartile of performance relative to Peoples' peer group, as defined in Peoples' proxy statement for the 2020 Annual Meeting of Shareholders, and providing returns for its shareholders superior to those of this peer group, regardless of market conditions.
Peoples is defined by the associates who embody the principles it holds in high regard. Peoples does not believe in selling clients services to make a profit. Instead, it works to cultivate a relationship of trust. Peoples also focuses on giving back to the communities in which it operates, including through monetary donations, and encouraging associates to volunteer. Peoples not only strives to generate revenue, but to be the helping hand to those in need.
For more information regarding risks and uncertainties that could impact the projections described, please refer to "ITEM 1A RISK FACTORS" of this Form 10-K.
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
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples' IRR management policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and the economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Board of Directors of Peoples Bank, who reviews and approves Peoples' IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed at December 31, 2018.
The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twenty-four months. Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios from those used with the base case simulation and/or possible changes in balance sheet composition. The additional simulations include non-parallel shifts in interest rates whereby the direction and/or magnitude of changes in short-term interest rates is different from the changes applied to longer-term interest rates. Comparisons showing the net interest income and economic value of equity variances from the base case are provided to the ALCO for review and discussion.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
300	$14,806	11.2%	$7,351	5.5%	$35,743	3.2%	$(22,088)	(2.1)%
200	12,063	9.1%	5,780	4.3%	45,651	4.0%	(7,191)	(0.7)%
100	7,895	6.0%	3,588	2.7%	39,137	3.5%	3,926	0.4%
(100)	(12,524)	(9.5)%	(9,075)	(6.8)%	(63,964)	(5.7)%	(44,512)	(4.2)%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. Management regularly assesses the impact of both increasing and decreasing interest rates. The table above shows the impact of upward parallel shocks and a downward parallel shock of 100 basis points. Downward parallel shocks of 300 and 200 basis points are excluded from the table as they are not probable given the current interest rate environment. For the full year 2019, the weighted average rate on Peoples' non-maturity deposits was roughly 30 basis points. In the event of a parallel downward shift of 100 basis points, the expense on Peoples' non-maturity deposits would reach a floor at zero, unable to experience the full benefit of falling rates. This floor at zero is consistent with an assumption of non-negative deposit rates. On the asset side of the balance sheet, a significant majority of the floating rate loans (primarily tied to LIBOR and prime) would be impacted by the downward 100 basis point shock.
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. Peoples takes a historically conservative approach when determining what repricing rates (deposit betas) are used in modeling interest rate risk. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. As of December 31, 2019, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2019, consideration of the bull flattener scenario provides insights which were not captured by parallel shifts. The key insight presented by the bull flattener scenario highlights the risk to net interest income when long-term rates fall while short-term rates remain constant. In such a scenario, Peoples’ deposit costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields being reduced through increased premium amortization of investment securities and lower rates on re-investment would not be offset by reductions in deposit or funding costs, resulting in a decreased amount of net interest income.
During 2019, Peoples' Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the increase in asset sensitivity from December 31, 2018 was largely attributable to greater forecasted impacts of interest rate movements on the amount of premium amortization in the investment portfolio. The table also illustrates a significant reduction in long-term interest rate risk as is evidenced by the drop in the negative impact of rising interest rates on economic value of equity. The reduction is largely attributable to increased forecasted base case investment portfolio pre-payments, which shortens the effective duration of assets.
While interest rates typically move in a nonparallel manner, interest rate movements that occurred over the course of 2019 were in essence parallel downward shifts. As interest rates were rising in 2018 and the early part of 2019, Peoples benefited from having deposit betas which were lower than those assumed in IRR modeling. In that environment, Peoples asset yields increased at a much faster rate than deposit costs. In the latter part of 2019, however, the Federal Reserve Board cut interest rates three times which was compounded by a downward shift in the yield curve. Peoples net interest income was negatively impacted by this as asset yields repriced lower, which happened at a faster rate than deposit costs. Should the yield curve flatten or invert in the future, Peoples will be negatively impacted as the spread between asset yields and liability costs will be further diminished.
In early 2020, markets were impacted by global public health concerns. This has resulted in a significant drop in longer-term interest rates and, recently, has resulted in an inverted yield curve. As a result, yields on treasury securities have dropped to historically low levels. The duration of the inversion is unknown. If the yield curve remains inverted for an extended period of time, or interest rates remain low or decrease further, it could have a significant impact on Peoples' net interest margin and net interest income.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2019, Peoples had seventeen interest rate swap contracts, with an aggregate notional value of $160.0 million. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements.
An asset/liability model used to produce the analysis above requires assumptions to be made such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits. These business assumptions are based on business plans, economic and market trends, and available industry data. Management believes that its methodology for developing such assumptions is reasonable; however, there can be no assurance that modeled results will be achieved.
Liquidity
In addition to IRR management, another major objective of the ALCO is to ensure sufficient levels of liquidity are maintained. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on profitability.
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. These are assets that can be converted into cash in a relatively short period of time. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB of Cleveland), and the market value of U.S. government and agency securities that are not pledged. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. Peoples remained within these two parameters throughout 2019.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2019, Peoples had a ratio of 3.1 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2019, Peoples had a ratio of 5.8 times, which was within policy limits.
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
Peoples' LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing CDs and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited, which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB of Cincinnati and the FRB of Cleveland. Peoples' LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the related severity and action plans are developed around each.

Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRIs") that are monitored on a monthly basis, at a minimum. The KRIs include both internal and external indicators and include loan delinquency levels, criticized and classified loan levels, non-performing loans to loans and to total assets, the total loan to total deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists, and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRIs under base, mild, moderate and severe scenarios.
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2019:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$698,769	$473,348	$167,361	$58,030	$30
Long-term borrowings (a)	83,123	2,555	38,500	2,026	40,042
Operating leases	9,702	1,237	2,204	1,511	4,750
Contingent consideration related to acquisitions (b)	295	295	—	—	—
Total	$791,889	$477,435	$208,065	$61,567	$44,822
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
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
(a)information required to be disclosed by Peoples in this Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;
(b)information required to be disclosed by Peoples in this Form 10-K and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(c)Peoples’ disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
Management's Annual Report on Internal Control Over Financial Reporting
The "Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 78 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 79 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2019, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2019, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of that date.
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

March 2, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
March 2, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Charleston, West Virginia
March 2, 2020

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash and cash equivalents:
Cash and due from banks	$53,263	$61,775
Interest-bearing deposits in other banks	61,930	15,837
Total cash and cash equivalents	115,193	77,612
Available-for-sale investment securities, at fair value (amortized cost of $929,395 at December 31, 2019 and $804,655 at December 31, 2018)	936,101	791,891
Held-to-maturity investment securities, at amortized cost (fair value of $32,541 at December 31, 2019 and $36,963 at December 31, 2018)	31,747	36,961
Other investment securities	42,730	42,985
Total investment securities	1,010,578	871,837
Loans, net of deferred fees and costs (a)	2,873,525	2,728,778
Allowance for loan losses	(21,556)	(20,195)
Net loans	2,851,969	2,708,583
Loans held for sale	6,499	5,470
Bank premises and equipment, net of accumulated depreciation	61,846	56,542
Bank owned life insurance	69,722	68,934
Goodwill	165,701	151,245
Other intangible assets	11,802	10,840
Other assets	60,855	40,391
Total assets	$4,354,165	$3,991,454
Liabilities
Deposits:
Non-interest-bearing	$671,208	$607,877
Interest-bearing	2,620,204	2,347,588
Total deposits	3,291,412	2,955,465
Short-term borrowings	316,977	356,198
Long-term borrowings	83,123	109,644
Accrued expenses and other liabilities	68,260	50,007
Total liabilities	3,759,772	3,471,314
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at December 31, 2019 and December 31, 2018	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,156,143 shares issued at December 31, 2019 and 20,124,378 shares issued at December 31, 2018, including shares held in treasury	420,876	386,814
Retained earnings	187,149	160,346
Accumulated other comprehensive loss, net of deferred income taxes	(1,425)	(12,933)
Treasury stock, at cost, 504,182 shares at December 31, 2019 and 601,289 shares at December 31, 2018	(12,207)	(14,087)
Total stockholders’ equity	594,393	520,140
Total liabilities and stockholders’ equity	$4,354,165	$3,991,454
(a) Also referred to throughout this document as "total loans" and "loans held for investment."

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2019	2018	2017
Interest income:
Interest and fees on loans	$143,340	$125,263	$103,043
Interest and dividends on taxable investment securities	23,205	23,132	20,415
Interest on tax-exempt investment securities	2,631	2,467	2,923
Other interest income	919	402	144
Total interest income	170,095	151,264	126,525
Interest expense:
Interest on deposits	22,210	13,705	7,154
Interest on short-term borrowings	4,712	5,238	1,534
Interest on long-term borrowings	2,335	2,709	4,460
Total interest expense	29,257	21,652	13,148
Net interest income	140,838	129,612	113,377
Provision for loan losses	2,504	5,448	3,772
Net interest income after provision for loan losses	138,334	124,164	109,605
Non-interest income:
Insurance income	14,802	14,812	14,204
Electronic banking income	13,680	11,477	10,358
Trust and investment income	13,159	12,543	11,558
Deposit account service charges	11,700	9,778	9,614
Mortgage banking income	4,328	3,333	1,872
Bank owned life insurance income	2,430	1,955	1,950
Commercial loan swap fees	2,228	681	1,232
Net gain (loss) on investment securities	164	(146)	2,983
Net loss on asset disposals and other transactions	(782)	(334)	(63)
Other non-interest income (a)	2,565	2,655	1,865
Total non-interest income	64,274	56,754	55,573
Non-interest expense:
Salaries and employee benefit costs	77,860	69,308	60,276
Net occupancy and equipment expense	12,431	11,272	10,633
Electronic banking expense	7,186	6,057	5,874
Professional fees	7,095	7,862	6,575
Data processing and software expense	6,332	5,419	4,441
Amortization of other intangible assets	3,359	3,338	3,516
Franchise tax expense	3,071	2,771	2,246
Marketing expense	2,291	1,962	1,714
Foreclosed real estate and other loan expenses	1,956	1,431	873
Communication expense	1,181	1,265	1,475
FDIC insurance expense	602	1,546	1,816
Other non-interest expense	13,886	13,746	8,536
Total non-interest expense	137,250	125,977	107,975
Income before income taxes	65,358	54,941	57,203
Income tax expense	11,663	8,686	18,732
Net income	$53,695	$46,255	$38,471
Earnings per common share – basic	$2.65	$2.42	$2.12
Earnings per common share – diluted	$2.63	$2.41	$2.10
Weighted-average number of common shares outstanding – basic	20,120,119	18,991,768	18,050,189
Weighted-average number of common shares outstanding – diluted	20,273,725	19,122,260	18,208,684
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in realized and unrealized gains on equity investment securities recorded in other non-interest income of $831,000 and $207,000 for the years ended December 31, 2019 and December 31, 2018, respectively.
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2019	2018	2017
Net income	$53,695	$46,255	$38,471
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	19,635	(3,910)	(555)
Related tax (expense) benefit	(4,123)	821	195
Less: reclassification adjustment for net gain (loss) included in net income	164	(146)	2,983
Related tax (expense) benefit	(34)	31	(1,044)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	—	(370)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (b)	—	(5,020)	—
Net effect on other comprehensive income (loss)	15,382	(7,994)	(2,669)
Defined benefit plans:
Net (loss) gain arising during the period	(385)	325	(616)
Related tax benefit (expense)	81	(69)	216
Amortization of unrecognized gain on service benefit plans	72	99	96
Related tax expense	(15)	(21)	(34)
Recognition of loss due to settlement and curtailment	—	267	242
Related tax expense	—	(56)	(85)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	—	(754)
Net effect on other comprehensive (loss) income	(247)	545	(935)
Cash flow hedges:
Net loss arising during the period	(4,591)	(341)	(395)
Related tax benefit	964	72	138
Amounts reclassified out of accumulated other comprehensive loss per ASU 2018-02 (a)	—	—	200
Net effect on other comprehensive loss	(3,627)	(269)	(57)
Total other comprehensive income (loss), net of tax	11,508	(7,718)	(3,661)
Total comprehensive income	$65,203	$38,537	$34,810
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

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2016	$344,404	$110,294	$(1,554)	$(17,883)	$435,261
Net income	—	38,471	—	—	38,471
Other comprehensive loss, net of tax (a)	—	924	(3,661)	—	(2,737)
Cash dividends declared	—	(15,327)	—	—	(15,327)
Exercise of stock appreciation rights	(6)	—	—	6	—
Reissuance of treasury stock for common share awards	(1,455)	—	—	1,455	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	500	500
Purchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(508)	(508)
Common shares issued under dividend reinvestment plan	525	—	—	—	525
Common shares issued under compensation plan for Board of Directors	88	—	—	207	295
Stock-based compensation	1,747	—	—	—	1,747
Common shares issued under employee stock purchase plan	109	—	—	256	365
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
Net income	—	46,255	—	—	46,255
Other comprehensive loss, net of tax (b)	—	5,020	(7,718)	—	(2,698)
Cash dividends declared	—	(21,578)	—	—	(21,578)
Exercise of stock appreciation rights	(2)	—	—	2	—
Reissuance of treasury stock for common share awards	(2,748)	—	—	2,748	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	46	46
Purchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,380)	(1,380)
Common shares issued under dividend reinvestment plan	668	—	—	—	668
Common shares issued under compensation plan for Board of Directors	104	—	—	194	298
Stock-based compensation	2,359	—	—	—	2,359
Common shares issued under employee stock purchase plan	123	—	—	270	393
Issuance of common shares related to merger with ASB Financial Corp. ("ASB")	40,898	—	—	—	40,898
Amounts reclassified out of retained earnings, net of tax, per ASU 2014-09 (c)	—	(3,713)	—	—	(3,713)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	$—	$53,695	$—	$—	$53,695
Other comprehensive income, net of tax	—	—	11,508	—	11,508
Cash dividends declared	—	(26,892)	—	—	(26,892)
Reissuance of treasury stock for common share awards	(2,931)	—	—	2,931	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	53	53
Purchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(845)	(845)
Common shares repurchased under share repurchase program	—	—	—	(805)	(805)
Common shares issued under dividend reinvestment plan	904	—	—	—	904
Common shares issued under compensation plan for Board of Directors	78	—	—	235	313
Stock-based compensation	3,462	—	—	—	3,462
Common shares issued under employee stock purchase plan	112	—	—	311	423
Issuance of common shares related to merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg")	32,437	—	—	—	32,437
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
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

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$53,695	$46,255	$38,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	17,861	18,204	18,142
Provision for loan losses	2,504	5,448	3,772
Bank owned life insurance income	(2,430)	(1,955)	(1,950)
Net (gain) loss on investment securities	(164)	146	(2,983)
Loss on debt extinguishment	—	13	—
Fair value adjustment on equity investment securities	(831)	(207)	—
Loans originated for sale	(156,058)	(123,134)	(63,730)
Proceeds from sales of loans	157,752	124,796	66,025
Net gains on sales of loans	(3,667)	(2,846)	(1,445)
Deferred income tax expense (benefit)	109	(309)	(2,779)
Increase in accrued expenses	366	147	950
Decrease (increase) in interest receivable	613	(854)	(807)
(Increase) decrease in other assets	(1,227)	(533)	6,050
Non cash lease expense	55	—	—
Other, net	(1,421)	10,072	1,311
Net cash provided by operating activities	67,157	75,243	61,027
Investing activities:
Available-for-sale investment securities:
Purchases	(271,924)	(137,818)	(180,109)
Proceeds from sales	72,706	14,489	8,355
Proceeds from principal payments, calls and prepayments	199,870	122,986	143,000
Held-to-maturity investment securities:
Purchases	—	—	(1,310)
Proceeds from principal payments	4,945	4,281	3,142
Other investment securities:
Purchases	(3,114)	(2,689)	—
Proceeds from sales	7,340	7,622	—
Proceeds from insurance claim	26	—	—
Net increase in loans held for investment	(10,661)	(134,071)	(130,397)
Net expenditures for premises and equipment	(2,809)	(4,531)	(4,865)
Proceeds from sales of other real estate owned	239	278	556
Proceeds from bank owned life insurance	1,642	—	—
Business acquisitions, net of cash received	7,814	4,695	(1,069)
(Investment in) return of limited partnership and tax credit funds	(5,021)	(5,398)	9
Net cash provided by (used in) investing activities	1,053	(130,156)	(162,688)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	4,832	22,380	(178,411)
Net increase in interest-bearing deposits	72,841	3,449	398,991
Net (decrease) increase in short-term borrowings	(76,809)	61,883	(146,721)
Proceeds from long-term borrowings	—	—	55,000
Payments on long-term borrowings	(3,501)	(4,591)	(5,738)
Cash dividends paid	(25,942)	(20,915)	(14,706)
Repurchase of treasury stock under share repurchase program	(805)	—	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(845)	(1,380)	(508)
Proceeds from issuance of common shares	6	25	9
Contingent consideration payments made after a business acquisition	(406)	(520)	(207)
Net cash (used in) provided by financing activities	(30,629)	60,331	107,709
Net increase in cash, cash equivalents and restricted cash	37,581	5,418	6,048
Cash, cash equivalents and restricted cash at beginning of period	77,612	72,194	66,146
Cash, cash equivalents, and restricted cash at end of period	$115,193	$77,612	$72,194

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2019	2018	2017
Supplemental cash flow information:
Interest paid	$28,887	$19,920	$13,001
Income taxes paid	11,450	6,135	14,036
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$153	$90	$219
Available-for-sale investment security sales settled in a subsequent period	—	—	229
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	3,701	—	—
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank.  Services are provided through 88 financial service locations, including 77 full-service bank branches and 85 automated teller machines in Ohio, Kentucky and West Virginia, as well as Internet-based and mobile banking.
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
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank (along with its wholly-owned subsidiaries) Peoples Investment Company, Peoples Risk Management, Inc. and NB&T Statutory Trust III, for which Peoples holds all of the common securities. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Peoples had $20.0 million of restricted funds at December 31, 2019, and no restricted funds at December 31, 2018, held in interest-bearing deposits in other banks, which were being used as collateral and not available for withdrawal.
Investment Securities: Investment securities are recorded initially at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and accretes discounts as an adjustment to interest income on a level yield basis. The cost of investment securities sold, excluding equity investment securities, and any resulting gain or loss, is based on the specific identification method and recognized as of the trade date. The cost of equity investment securities is based on the weighted-average method.
Peoples determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in total stockholders' equity as a separate component of accumulated other comprehensive income or loss, net of applicable deferred income taxes.
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
Peoples systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, and (3) the structure of the security.
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
Level 2: Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative financial instruments whose value is determined using a pricing model with observable market inputs or can be derived principally from, or corroborated by, observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.
Level 3: Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.
Securities Sold Under Agreements to Repurchase ("Repurchase Agreements"): Peoples enters into Repurchase Agreements with customers and other financial services companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in "Note 8 Short-Term Borrowings" and "Note 9 Long-Term Borrowings," as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in "Note 3 Investment Securities." The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at recorded investment, which represents the principal balance outstanding, net of deferred loan fees and costs, and premiums or discounts on purchased loans. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan origination costs were $9.8 million and $9.5 million at December 31, 2019 and 2018, respectively.
A loan is considered impaired when information and events indicate it is probable that collection of all contractual principal and interest payments is doubtful. Impairment is evaluated collectively for smaller balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million, for which an annual evaluation is performed for possible credit deterioration. This loan review process provides Peoples with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples' risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade or placement on nonaccrual status. Loan relationships whose aggregate debt to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the business, receipt of financial statements indicating deteriorating credit quality and other events. Peoples also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Peoples typically places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net carrying value of the loan to its estimated net realizable value. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans typically are charged down to the net realizable value, with the residual balance placed on nonaccrual status.
Loans acquired in a business combination that have evidence of deterioration of credit quality, commonly referred to as "purchased credit impaired" loans, since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized. Over the life of these acquired loans, management continues to monitor each acquired purchased credit impaired loan portfolio for changes in credit quality. Increases in expected cash flows subsequent to acquisition are recognized prospectively over the remaining life of the acquired purchased credit impaired loans as a yield adjustment on the loans. Subsequent decreases in expected cash flows are recognized as an impairment, with the amount of the expected loss included in provision for loan losses in the period in which it is identified, and Peoples establishes an allowance for loan losses for the expected losses. These purchased credit impaired loans are considered to be accruing and performing even though collection of contractual payments on the loans may be in doubt, as income continues to be accreted as long as expected cash flows can be reasonably estimated.
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
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives, which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets in either other assets or accrued expenses and other liabilities. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.
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
The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends. Peoples' homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans, and indirect and other consumer loans. Peoples' evaluation of the appropriateness of the allowance for loan losses and the related provision for loan losses is based upon a quarterly analysis of the portfolio. While portions of the allowance for loan losses may be allocated to specific loans, the entire allowance for loan losses is available for any loan charged off by management.
The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price. The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The calculation of historical loss rates for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss rates are periodically updated based on actual charge-off experience. The qualitative economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments, which are considered by management include, among other factors: (1) changes in international, national, regional and local economic and business conditions, (2) changes in asset quality, (3) changes in loan portfolio volume, (4) the composition and concentrations of credit, (5) changes in the value of underlying collateral due to economic or market conditions, and (6) effectiveness of Peoples' loan policies, procedures and internal controls. The allowance for loan losses established for each homogenous loan pool represents the product of the historical loss rate, adjusted for qualitative factors, and the total dollar amount of the loans in the pool.
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within its commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for loan losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are generally reviewed on a quarterly basis.
The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment, (2) past, present and projected financial condition of the borrower, and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral and the strength of any guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the operating cash flow of the business available to repay debt. Management's analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management's analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans includes consideration of the borrower's ability to complete construction within the established budget.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $13.9 million and $9.6 million at December 31, 2019 and 2018, respectively.
Other Real Estate Owned ("OREO"): OREO, included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $227,000 at December 31, 2019 and $94,000 at December 31, 2018.

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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2019, based upon the estimated fair value of Peoples' single reporting unit.
Peoples' other intangible assets include customer relationship intangible assets, core deposit intangible assets and servicing rights representing the net present value of future economic benefit to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Servicing Rights: Servicing rights represent the right to service loans sold to third-party investors. Loans that are sold are primarily mortgage loans, but also include small business and agricultural loans. Servicing rights are recognized separately as a servicing asset whenever Peoples undertakes an obligation to service financial assets. Servicing rights are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans that have been completely sold are not included on the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
Peoples initially records servicing rights at fair value at the time of the sale of the loans to the third-party investor. Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, Peoples amortizes the value of servicing assets or liabilities utilizing a straight-line basis approach over the period of estimated net servicing income or net servicing loss, and assesses servicing assets or liabilities for impairment or increased obligation based on the fair value at each reporting date. The fair value of the servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.
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
As of January 1, 2018, Peoples adopted ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), and all subsequent updates that modified Accounting Standards Codification ("ASC") 606. Peoples elected to adopt this new accounting guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. As of January 1, 2018, Peoples recorded a cumulative-effect adjustment for uncompleted contracts, which resulted in a reduction to retained earnings and an increase in accrued expenses and other liabilities of $3.7 million, which was net of federal income taxes. The impact during 2018 was an increase in insurance income and a decrease in retained earnings of $305,000 as a result of applying ASC 606. Prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those respective periods.
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
Peoples recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholders during the respective policy periods. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, during which Peoples is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. Peoples estimates the variable consideration based upon the "most likely amount" method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience. Payment is due from the insurance carrier for commission income once the insurance policy has been sold. Peoples has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned.
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
Peoples recognizes interchange income over time, on a monthly basis, which is based on the transactional volume of debit card activity completed by its customers during the month in which income is recognized. Peoples is obligated, based on its contracts with third parties, to meet certain volumes of debit card activities, which are performed by Peoples' customers, over a certain period of time. Interchange income is variable as it is based on the transaction volume of debit card activity completed by Peoples' customers. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due for all PIN transactions from the vendor within one month of the completed customer debit card activity, while all other interchange transaction fees are earned and recorded on a daily basis. Peoples has elected to apply a practical expedient of right to invoice when recognizing interchange income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
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
Commercial Loan Swap Fees: Commercial loan swap fees consist of income related to transactions in which Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples. Commercial loan swap fees are variable as these fees are a certain percentage of the total swap fee collected on a completed transaction. Peoples estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
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
The Tax Cuts and Jobs Act (the "TCJ Act") was enacted on December 22, 2017, and Peoples' Consolidated Financial Statements fully reflect the impact of the TCJ Act as of December 31, 2018. As a result of the final impact of this guidance, Peoples recorded a reduction to income tax expense of $0.7 million during 2018.
At December 31, 2017, Peoples had completed the accounting for the tax effects of enactment of the TCJ Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced statutory federal corporate income tax rate on its existing deferred tax balances. Peoples also early adopted and retrospectively applied the reclassification of stranded income tax effects from accumulated other comprehensive loss to retained earnings as of December 31, 2017, as permitted by ASU 2018-02.
A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in "Note 12 Income Taxes."
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
Stock-Based Compensation: Stock-based compensation for restricted stock awards is measured at the fair value of these awards on their grant date. Stock-based compensation is recognized over the restriction period for restricted stock awards. Only the expense for the portion of the awards expected to vest is recognized. For service-based awards, stock-based compensation for awards granted to employees who are eligible for retirement is recognized on the date the employee is first eligible to retire.
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
Accounting Standards Update ("ASU") 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples early adopted this new accounting guidance as of January 1, 2019, and it was incorporated in the October 1, 2019 annual goodwill and intangible assets impairment analysis, and did not have a material impact on Peoples' consolidated financial statements.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies."
Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value. Assets and liabilities may change levels within the fair value hierarchy due to market conditions or other circumstances. Those transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities required to be measured at fair value on a recurring basis between levels of the fair value hierarchy during the periods presented in the Consolidated Financial Statements.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$8,209	$—	$—	$—	$—
States and political subdivisions	—	114,104	—	—	88,587	—
Residential mortgage-backed securities	—	791,009	—	—	692,608	—
Commercial mortgage-backed securities	—	18,088	—	—	6,707	—
Bank-issued trust preferred securities	—	4,691	—	—	3,989	—
Total available-for-sale securities	—	936,101	—	—	791,891	—
Equity investment securities (a)	123	198	—	94	183	—
Derivative assets (b)	—	11,419	—	—	4,544	—
Liabilities:
Derivative liabilities (c)	$—	$15,116	$—	$—	$3,562	$—
(a) Included in other investment securities on the Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities."
(b) Included in other assets on the Consolidated Balance Sheets. For additional information, see "Note 14 Derivative Financial Instruments."
(c) Included in accrued expenses and other liabilities on the Consolidated Balance Sheets. For additional information, see "Note 14 Derivative Financial Instruments."

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
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Consolidated Balance Sheets at their fair value within other assets, and accrued expenses and other liabilities, respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$29,100	$—	$—	$24,129
OREO	—	—	227	—	—	94
Impaired Loans: Impaired loans are measured and reported at fair value when the amounts to be received are less than the carrying value of the loans. One of the allowable methods for determining the amount of impairment is estimating fair value using the fair value of the collateral for collateral-dependent loans. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices or the market value provided by independent, licensed or certified appraisers (Level 3), less estimated selling costs.  At December 31, 2019, impaired loans with an aggregate outstanding principal balance of $38.6 million were measured and reported at a fair value of $29.1 million.  For the year ended December 31, 2019, Peoples recognized an increase of $1.6 million in the specific reserve on impaired loans, through the allowance for loan losses.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$115,193	$115,193	$77,612	$77,612
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	4,346	4,791	4,403	4,896
Residential mortgage-backed securities	2	21,494	21,569	29,044	28,603
Commercial mortgage-backed securities	2	5,907	6,181	3,514	3,464
Total held-to-maturity securities		31,747	32,541	36,961	36,963
Other investment securities:
FHLB stock	2	27,235	27,235	29,367	29,367
FRB stock	2	13,310	13,310	12,294	12,294
Nonqualified deferred compensation	2	1,499	1,499	987	987
Other investment securities	2	365	365	60	60
Other investment securities (a)		42,409	42,409	42,708	42,708
Net loans	3	2,851,969	3,147,190	2,708,583	2,907,537
Loans held for sale	2	6,499	6,553	5,470	5,492
Bank owned life insurance	3	69,722	69,722	68,934	68,934
Servicing rights (b)	3	2,742	3,881	2,655	4,568
Financial liabilities:
Deposits	2	$3,291,412	$3,292,950	$2,955,465	$2,953,452
Short-term borrowings	2	316,977	317,973	356,198	349,994
Long-term borrowings	2	83,123	82,701	109,644	107,696
(a) Other investment securities, as reported on the Consolidated Balance Sheets, also includes equity investment securities for 2019 and 2018, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.
(b) Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These financial instruments include cash and cash equivalents, demand and other non-fixed-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash on hand and balances due from banks is a reasonable estimate of fair value (Level 1).
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

Net Loans: The fair value of portfolio loans assumes the sale of the notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity.
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
Deposits: The fair value of fixed-maturity certificates of deposit ("CDs") is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2).
Short-term Borrowings: The fair value of short-term borrowings is estimated using a discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2).
Long-term Borrowings: The fair value of long-term borrowings is estimated using a discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms (Level 2).
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  These financial assets and liabilities include the following: customer relationships, the deposit base, and other information required to compute Peoples’ aggregate fair value, which are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
Obligations of:
U.S. government sponsored agencies	$7,917	$292	$—	$8,209
States and political subdivisions	111,217	3,018	(131)	114,104
Residential mortgage-backed securities	787,430	7,763	(4,184)	791,009
Commercial mortgage-backed securities	18,135	88	(135)	18,088
Bank-issued trust preferred securities	4,696	137	(142)	4,691
Total available-for-sale securities	$929,395	$11,298	$(4,592)	$936,101
2018
Obligations of:
States and political subdivisions	$88,358	$787	$(558)	$88,587
Residential mortgage-backed securities	705,289	2,720	(15,401)	692,608
Commercial mortgage-backed securities	6,812	—	(105)	6,707
Bank-issued trust preferred securities	4,196	75	(282)	3,989
Total available-for-sale securities	$804,655	$3,582	$(16,346)	$791,891
The unrealized losses related to residential mortgage-backed securities at December 31, 2019 and 2018 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2019	2018	2017
Gross gains realized	$252	$6	$2,999
Gross losses realized	88	152	16
Net gain (loss) realized	$164	$(146)	$2,983
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2019
Obligations of:
States and political subdivisions	$6,226	$74	2	$2,441	$57	1	$8,667	$131
Residential mortgage-backed securities	284,096	2,527	62	88,993	1,657	39	373,089	4,184
Commercial mortgage-backed securities	970	21	1	2,409	114	3	3,379	135
Bank-issued trust preferred securities	—	—	—	1,858	142	2	1,858	142
Total	$291,292	$2,622	65	$95,701	$1,970	45	$386,993	$4,592
2018
Obligations of:
States and political subdivisions	$10,173	$18	17	$19,918	$540	20	$30,091	$558
Residential mortgage-backed securities	47,562	226	50	517,335	15,175	170	564,897	15,401
Commercial mortgage-backed securities	—	—	—	6,707	105	3	6,707	105
Bank-issued trust preferred securities	—	—	—	1,718	282	2	1,718	282
Total	$57,735	$244	67	$545,678	$16,102	195	$603,413	$16,346

Management systematically evaluates available-for-sale investment securities for other-than-temporary declines in fair value on a quarterly basis. At December 31, 2019, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2019 and 2018 were largely attributable to changes in market interest rates and spreads since the securities were purchased.
At December 31, 2019, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these two positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $205,000 and $144,000, respectively. Management has analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans remaining in these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2019 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2019.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$1,993	$5,924	$—	$7,917
States and political subdivisions	4,303	24,842	43,699	38,373	111,217
Residential mortgage-backed securities	1	1,860	77,441	708,128	787,430
Commercial mortgage-backed securities	2,372	11,267	982	3,514	18,135
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$6,676	$39,962	$132,742	$750,015	$929,395
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$2,045	$6,164	$—	$8,209
States and political subdivisions	4,316	25,224	45,445	39,119	114,104
Residential mortgage-backed securities	1	1,890	77,076	712,042	791,009
Commercial mortgage-backed securities	2,374	11,325	1,010	3,379	18,088
Bank-issued trust preferred securities	—	—	4,691	—	4,691
Total available-for-sale securities	$6,691	$40,484	$134,386	$754,540	$936,101
Total weighted-average yield	2.32%	2.63%	2.71%	2.67%	2.68%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
Obligations of:
States and political subdivisions	$4,346	$445	$—	$4,791
Residential mortgage-backed securities	21,494	169	(94)	21,569
Commercial mortgage-backed securities	5,907	275	(1)	6,181
Total held-to-maturity securities	$31,747	$889	$(95)	$32,541
2018
Obligations of:
States and political subdivisions	$4,403	$493	$—	$4,896
Residential mortgage-backed securities	29,044	191	(632)	28,603
Commercial mortgage-backed securities	3,514	—	(50)	3,464
Total held-to-maturity securities	$36,961	$684	$(682)	$36,963
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2019, 2018 and 2017.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2019
Residential mortgage-backed securities	$7,731	$67	1	$890	$27	1	$8,621	$94
Commercial mortgage-backed securities	1,666	1	1	—	—	—	1,666	1
Total	$9,397	$68	2	$890	$27	1	$10,287	$95
2018
Residential mortgage-backed securities	$—	$—	—	$13,102	$632	5	$13,102	$632
Commercial mortgage-backed securities	—	—	—	3,464	50	1	3,464	50
Total	$—	$—	—	$16,566	$682	6	$16,566	$682
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2019.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$302	$—	$3,543	$501	$4,346
Residential mortgage-backed securities	—	—	3,648	17,846	21,494
Commercial mortgage-backed securities	—	398	3,842	1,667	5,907
Total held-to-maturity securities	$302	$398	$11,033	$20,014	$31,747
Fair value
Obligations of:
States and political subdivisions	$303	$—	$3,986	$502	$4,791
Residential mortgage-backed securities	—	—	3,715	17,854	21,569
Commercial mortgage-backed securities	—	402	4,113	1,666	6,181
Total held-to-maturity securities	$303	$402	$11,814	$20,022	$32,541
Total weighted-average yield	2.61%	2.29%	2.79%	2.82%	2.80%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock, and other equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities at December 31:

(Dollars in thousands)	2019	2018
FHLB stock	$27,235	$29,367
FRB stock	13,310	12,294
Nonqualified deferred compensation	1,499	987
Equity investment securities	321	277
Other investment securities	365	60
Total other investment securities	$42,730	$42,985
During 2019, Peoples redeemed $4.9 million of FHLB stock in order to be in compliance with the requirements of the FHLB of Cincinnati, and acquired $2.8 million of FHLB stock through the First Prestonsburg acquisition.
As of January 1, 2018, Peoples adopted ASU 2016-01, which requires changes in the fair value of equity investment securities to be recognized in net income. Prior to 2018, changes in the fair value of equity investment securities were recognized through accumulated other comprehensive income. During the year ended December 31, 2019, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2019 in other non-interest income, resulting in unrealized gain of $44,000. During the year ended December 31, 2018, Peoples recorded the change in the fair value of equity investment securities held at

December 31, 2018 in other non-interest income, resulting in unrealized gain of $619,000. Additionally, the adoption of ASU 2016-01 resulted in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. Consequently, as of January 1, 2018, net realized gains on the sale of equity investment securities are included in other non-interest income on the Consolidated Statements of Income. Net realized gains on sales of equity investment securities, included in other non-interest income during 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock. During 2018, there was a $413,000 realized loss on the sale of equity investment securities, included in other non-interest income.
At December 31, 2019, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2019	2018
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$527,655	$429,987
Held-to-maturity	12,975	16,928
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	44,618	60,058
Held-to-maturity	14,155	16,731

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, and eastern and central Kentucky, and west central West Virginia. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten, are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit). The major classifications of loan balances (in each case, net of deferred fees and costs), excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2019	2018
Originated loans:
Construction	$83,283	$124,013
Commercial real estate, other	671,576	632,200
Commercial real estate	754,859	756,213
Commercial and industrial	622,175	530,207
Residential real estate	314,935	296,860
Home equity lines of credit	93,013	93,326
Consumer, indirect	417,127	407,167
Consumer, direct	70,852	71,674
Consumer	487,979	478,841
Deposit account overdrafts	878	583
Total originated loans	$2,273,839	$2,156,030
Acquired loans:
Construction	$5,235	$12,404
Commercial real estate, other	161,662	184,711
Commercial real estate	166,897	197,115
Commercial and industrial	40,818	35,537
Residential real estate	346,541	296,937
Home equity lines of credit	39,691	40,653
Consumer, indirect	58	136
Consumer, direct	5,681	2,370
Consumer	5,739	2,506
Total acquired loans	$599,686	$572,748
Total loans	$2,873,525	$2,728,778
Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these purchased credit impaired loans included in the loan balances above are summarized as follows at December 31:

(Dollars in thousands)	2019	2018
Commercial real estate	$9,150	$11,955
Commercial and industrial	3,689	1,287
Residential real estate	23,814	20,062
Consumer	385	58
Total outstanding balance	$37,038	$33,362
Net carrying amount	$23,750	$22,475

Changes in the accretable yield for purchased credit impaired loans during the year ended December 31 were as follows:

(Dollars in thousands)	2019	2018
Balance, beginning of period	$8,955	$6,704
Reclassification from nonaccretable to accretable	199	2,019
Additions:
ASB	—	2,047
First Prestonsburg	3,860	—
Accretion	(2,955)	(1,815)
Balance, December 31	$10,059	$8,955
The fair value of newly acquired loans is determined at the time of acquisition and Peoples completes annual re-estimations of cash flows on acquired purchased credit impaired loans in August of each year. At the end of each quarter, Peoples evaluates factors to determine if a material change has occurred in acquired purchased credit impaired loans, and if a re-estimation is needed. Factors evaluated to determine if a re-estimation is needed include changes in: risk ratings, maturity dates, charge-offs, payoffs, nonaccrual status, loans that have become past due and actual cash flows compared to the projected cash flows from the last re-estimation. Peoples evaluates these changes quarterly and compares the current status or activity to those at the previous cash flow re-estimation date, and the related materiality of the changes. As of December 31, 2019, these changes, when compared to the total loan portfolio and the factors at the last re-estimation date, would not have a material impact on amounts recorded since the last re-estimation. Peoples completed a re-estimation of cash flows on purchased credit impaired loans in August 2019, resulting in a reclassification from nonaccretable to accretable yield as shown in the table above.
Cash flows expected to be collected on purchased credit impaired loans are estimated by incorporating several key assumptions, similar to those used in the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income and possibly the principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. FHLB of Cincinnati also has a blanket collateral lien on home equity lines of credit totaling $132.7 million; however, none of these loans were pledged as of December 31, 2019. Peoples also has pledged commercial loans to secure borrowings with the FRB of Cleveland. Loans pledged are summarized as follows at December 31:

(Dollars in thousands)	2019	2018
Loans pledged to FHLB of Cincinnati	$458,227	$505,676
Loans pledged to FRB of Cleveland	172,693	180,909
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2019, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2018	$16,789
New loans and disbursements	4,198
Repayments	(5,607)
Balance, December 31, 2019	$15,380
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The recorded investments in loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

			Loans 90+ Days Past Due and Accruing
	Nonaccrual Loans
(Dollars in thousands)	2019	2018	2019	2018
Originated loans:
Construction	$—	$710	$—	$—
Commercial real estate, other	6,626	6,565	—	786
Commercial real estate	6,626	7,275	—	786
Commercial and industrial	2,060	1,673	—	—
Residential real estate	4,365	4,105	755	398
Home equity lines of credit	458	596	51	7
Consumer, indirect	840	480	—	—
Consumer, direct	43	56	—	—
Consumer	883	536	—	—
Total originated loans	$14,392	$14,185	$806	$1,191
Acquired loans:
Construction	$411	$—	$—	$—
Commercial real estate, other	175	319	907	15
Commercial real estate	586	319	907	15
Commercial and industrial	95	36	155	18
Residential real estate	1,996	1,921	1,922	1,032
Home equity lines of credit	707	637	57	—
Consumer, direct	5	—	85	—
Total acquired loans	$3,389	$2,913	$3,126	$1,065
Total loans	$17,781	$17,098	$3,932	$2,256

The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2019
Originated loans:
Construction	$—	$—	$—	$—	$83,283	$83,283
Commercial real estate, other	75	12	6,432	6,519	665,057	671,576
Commercial real estate	75	12	6,432	6,519	748,340	754,859
Commercial and industrial	2,477	292	994	3,763	618,412	622,175
Residential real estate	4,487	1,231	3,104	8,822	306,113	314,935
Home equity lines of credit	396	267	405	1,068	91,945	93,013
Consumer, indirect	3,574	714	370	4,658	412,469	417,127
Consumer, direct	459	53	27	539	70,313	70,852
Consumer	4,033	767	397	5,197	482,782	487,979
Deposit account overdrafts	—	—	—	—	878	878
Total originated loans	$11,468	$2,569	$11,332	$25,369	$2,248,470	$2,273,839
Acquired loans:
Construction	$5	$—	$411	$416	$4,819	$5,235
Commercial real estate, other	301	325	1,069	1,695	159,967	161,662
Commercial real estate	306	325	1,480	2,111	164,786	166,897
Commercial and industrial	303	20	250	573	40,245	40,818
Residential real estate	6,051	1,687	2,768	10,506	336,035	346,541
Home equity lines of credit	246	243	628	1,117	38,574	39,691
Consumer, indirect	—	—	—	—	58	58
Consumer, other	160	64	85	309	5,372	5,681
Consumer	160	64	85	309	5,430	5,739
Total acquired loans	$7,066	$2,339	$5,211	$14,616	$585,070	$599,686
Total loans	$18,534	$4,908	$16,543	$39,985	$2,833,540	$2,873,525

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2018
Originated loans:
Construction	$—	$—	$710	$710	$123,303	$124,013
Commercial real estate, other	12	736	7,151	7,899	624,301	632,200
Commercial real estate	12	736	7,861	8,609	747,604	756,213
Commercial and industrial	1,678	3,520	1,297	6,495	523,712	530,207
Residential real estate	4,457	1,319	2,595	8,371	288,489	296,860
Home equity lines of credit	531	30	431	992	92,334	93,326
Consumer, indirect	3,266	488	165	3,919	403,248	407,167
Consumer, direct	308	50	42	400	71,274	71,674
Consumer	3,574	538	207	4,319	474,522	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$10,252	$6,143	$12,391	$28,786	$2,127,244	$2,156,030
Acquired loans:
Construction	$511	$—	$—	$511	$11,893	$12,404
Commercial real estate, other	523	457	233	1,213	183,498	184,711
Commercial real estate	1,034	457	233	1,724	195,391	197,115
Commercial and industrial	111	13	18	142	35,395	35,537
Residential real estate	6,124	1,823	1,885	9,832	287,105	296,937
Home equity lines of credit	238	233	534	1,005	39,648	40,653
Consumer, indirect	—	—	—	—	136	136
Consumer, direct	23	6	—	29	2,341	2,370
Consumer	23	6	—	29	2,477	2,506
Total acquired loans	$7,530	$2,532	$2,670	$12,732	$560,016	$572,748
Total loans	$17,782	$8,675	$15,061	$41,518	$2,687,260	$2,728,778
Delinquency trends remained stable as 98.6% of Peoples' portfolio was considered "current" at December 31, 2019, compared to 98.5% at December 31, 2018.
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies," Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples follows:
"Pass" (grades 1 through 4): Loans in this risk category are to borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk category would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loans if required, for any weakness that may exist.
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
"Loss" (grade 8): Loans in this risk category are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean each such loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectable. Consequently, Peoples typically does not maintain a recorded investment in loans within this risk category.
Consumer loans and other smaller-balance loans are evaluated and categorized as "substandard," "doubtful" or "loss" based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being "not rated."
The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total
(Dollars in thousands)	(Grades 1 – 4)	(Grade 5)	(Grade 6)	(Grade 7)
2019
Originated loans:
Construction	$81,771	$—	$—	$—	$1,512	$83,283
Commercial real estate, other	640,745	12,130	18,694	7	—	671,576
Commercial real estate	722,516	12,130	18,694	7	1,512	754,859
Commercial and industrial	601,578	7,821	12,776	—	—	622,175
Residential real estate	17,713	916	15,488	159	280,659	314,935
Home equity lines of credit	1,348	—	—	—	91,665	93,013
Consumer, indirect	—	—	—	—	417,127	417,127
Consumer, direct	26	—	—	—	70,826	70,852
Consumer	26	—	—	—	487,953	487,979
Deposit account overdrafts	—	—	—	—	878	878
Total originated loans	$1,343,181	$20,867	$46,958	$166	$862,667	$2,273,839

	Pass Rated	Special Mention	Substandard	Doubtful	Not Rated	Total
(Dollars in thousands)	(Grades 1 – 4)	(Grade 5)	(Grade 6)	(Grade 7)
2019
Acquired loans:
Construction	$3,578	$150	$1,507	$—	$—	$5,235
Commercial real estate, other	146,973	5,442	9,164	83	—	161,662
Commercial real estate	150,551	5,592	10,671	83	—	166,897
Commercial and industrial	35,508	1,595	3,715	—	—	40,818
Residential real estate	32,193	2,468	4,436	125	307,319	346,541
Home equity lines of credit	1,812	154	—	—	37,725	39,691
Consumer, indirect	—	—	—	—	58	58
Consumer, direct	26	—	—	—	5,655	5,681
Consumer	26	—	—	—	5,713	5,739
Total acquired loans	$220,090	$9,809	$18,822	$208	$350,757	$599,686
Total loans	$1,563,271	$30,676	$65,780	$374	$1,213,424	$2,873,525
2018
Originated loans:
Construction	$121,457	$—	$1,472	$—	$1,084	$124,013
Commercial real estate, other	612,099	10,898	9,203	—	—	632,200
Commercial real estate	733,556	10,898	10,675	—	1,084	756,213
Commercial and industrial	476,290	45,990	7,692	—	235	530,207
Residential real estate	14,229	500	11,971	409	269,751	296,860
Home equity lines of credit	453	—	—	—	92,873	93,326
Consumer, indirect	8	—	—	—	407,159	407,167
Consumer, direct	30	—	—	—	71,644	71,674
Consumer	38	—	—	—	478,803	478,841
Deposit account overdrafts	—	—	—	—	583	583
Total originated loans	$1,224,566	$57,388	$30,338	$409	$843,329	$2,156,030
Acquired loans:
Construction	$8,976	$1,795	$1,633	$—	$—	$12,404
Commercial real estate, other	169,260	7,241	8,114	96	—	184,711
Commercial real estate	178,236	9,036	9,747	96	—	197,115
Commercial and industrial	32,471	2,008	1,058	—	—	35,537
Residential real estate	17,370	1,938	2,033	137	275,459	296,937
Home equity lines of credit	33	—	—	—	40,620	40,653
Consumer, indirect	4	—	—	—	132	136
Consumer, direct	31	—	—	—	2,339	2,370
Consumer	35	—	—	—	2,471	2,506
Total acquired loans	$228,145	$12,982	$12,838	$233	$318,550	$572,748
Total loans	$1,452,711	$70,370	$43,176	$642	$1,161,879	$2,728,778
During 2019, Peoples' classified loans, which are loans categorized as substandard or doubtful, increased compared to the balances at December 31, 2018 mostly due three large originated commercial loans being downgraded during 2019 to substandard, coupled with an increase in acquired loans related to the First Prestonsburg acquisition.
At December 31, 2019, Peoples had a total of $1.9 million of loans secured by residential real estate mortgages that were in the process of foreclosure compared to $1.8 million at December 31, 2018.

Impaired Loans
The following table summarizes loans classified as impaired at December 31:

	Unpaid Principal Balance	Recorded Investment		Total Recorded Investment		Average Recorded Investment	Interest Income Recognized
		With	Without		Related Allowance
(Dollars in thousands)		Allowance	Allowance
2019
Construction	$1,509	$—	$1,423	$1,423	$—	$1,297	$44
Commercial real estate, other	14,519	4,754	8,829	13,583	430	13,210	475
Commercial real estate	16,028	4,754	10,252	15,006	430	14,507	519
Commercial and industrial	6,018	2,294	2,829	5,123	698	3,205	160
Residential real estate	26,581	123	24,566	24,689	15	23,370	1,436
Home equity lines of credit	1,583	414	1,170	1,584	9	1,384	92
Consumer, indirect	767	298	494	792	53	359	33
Consumer, direct	387	55	329	384	7	200	21
Consumer	1,154	353	823	1,176	60	559	54
Total	$51,364	$7,938	$39,640	$47,578	$1,212	$43,025	$2,261
2018
Construction	$2,376	$—	$2,376	2,376	$—	$1,732	$74
Commercial real estate, other	15,464	274	14,946	15,220	119	14,043	455
Commercial real estate	17,840	274	17,322	17,596	119	15,775	529
Commercial and industrial	3,305	790	2,436	3,226	157	2,423	72
Residential real estate	25,990	644	24,034	24,678	154	22,769	1,134
Home equity lines of credit	2,291	424	1,869	2,293	73	1,832	109
Consumer, indirect	496	—	503	503	—	278	15
Consumer, direct	79	22	57	79	6	63	20
Consumer	575	22	560	582	6	341	35
Total	$50,001	$2,154	$46,221	$48,375	$509	$43,140	$1,879
Peoples' loans classified as impaired and shown in the table above, included loans that were classified as TDRs.

The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2019 and 2018.

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2019
Originated loans:
Commercial and industrial	2	$38	$38	$32
Residential real estate	3	437	440	431
Home equity lines of credit	4	139	139	136
Consumer, indirect	17	260	260	234
Consumer, direct	3	52	52	45
Consumer	20	312	312	279
Total	29	$926	$929	$878
Acquired loans:
Commercial real estate	3	$101	$76	$76
Commercial and industrial	5	1,557	1,557	1,464
Residential real estate	38	2,069	2,069	1,967
Home equity lines of credit	8	172	173	164
Consumer, direct	10	124	124	114
Total	64	$4,023	$3,999	$3,785
2018
Originated loans:
Commercial and industrial	1	$714	$714	$714
Residential real estate	9	904	904	899
Home equity lines of credit	8	666	666	660
Consumer, indirect	27	485	485	412
Consumer, direct	5	32	32	29
Consumer	32	517	517	441
Total	50	$2,801	$2,801	$2,714
Acquired loans:
Construction	1	$50	$50	$45
Residential real estate	15	1,258	1,258	1,226
Home equity lines of credit	6	196	196	193
Total	22	$1,504	$1,504	$1,464
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification during 2018. There were no loans modified into a TDR during the year ended December 31, 2019.

	2018
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Originated loans:
Residential real estate	1	$56	$—
Home equity lines of credit	1	32	—
Total	2	$88	$—
Acquired loans:
Home equity lines of credit	1	$10	$—
Total	1	$10	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended December 31 were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer, indirect	Consumer, direct	Deposit Account Overdrafts	Total
Balance, January 1, 2019	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659
Charge-offs	(153)	(1,062)	(312)	(55)	(1,829)	(211)	(851)	(4,473)
Recoveries	151	2,415	229	11	270	52	205	3,333
Net (charge-offs) recoveries	(2)	1,353	(83)	(44)	(1,559)	(159)	(646)	(1,140)
(Recovery of) provision for loan losses	(668)	901	60	(28)	1,282	102	659	2,308
Balance, December 31, 2019	$7,333	$8,432	$1,191	$546	$2,937	$294	$94	$20,827

Balance, January 1, 2018	$7,797	$5,813	$904	$693	$2,944	$464	$70	$18,685
Charge-offs	(849)	(38)	(355)	(107)	(2,515)	(358)	(965)	(5,187)
Recoveries	60	18	232	14	474	140	205	1,143
Net charge-offs	(789)	(20)	(123)	(93)	(2,041)	(218)	(760)	(4,044)
Provision for loan losses	995	385	433	18	2,311	105	771	5,018
Balance, December 31, 2018	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659
The increase in total allowance for loan losses in 2019 was primarily due to total loan growth of 5%, or $144.7 million, driven by growth in commercial and industrial loan balances, partially offset by a reduction in commercial real estate loan balances.
The following table details the recorded investment and allowance for originated loan losses disaggregated based on impairment method:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer Indirect	Consumer Direct	Deposit Account Overdrafts	Total
2019
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$430	$698	$15	$9	$53	$7	$—	$1,212
Loans collectively evaluated for impairment	6,903	7,734	1,176	537	2,884	287	94	19,615
Ending balance	$7,333	$8,432	$1,191	$546	$2,937	$294	$94	$20,827

Recorded investment in:
Loans individually evaluated for impairment	$15,006	$5,123	$24,689	$1,584	$792	$384	$—	$47,578
Loans collectively evaluated for impairment	739,853	617,052	290,246	91,429	416,335	70,468	878	2,226,261
Ending balance	$754,859	$622,175	$314,935	$93,013	$417,127	$70,852	$878	$2,273,839

2018
Allowance for loan losses allocated to:
Loans individually evaluated for impairment	$119	$157	$154	$73	$—	$6	$—	$509
Loans collectively evaluated for impairment	7,884	6,021	1,060	545	3,214	345	81	19,150
Ending balance	$8,003	$6,178	$1,214	$618	$3,214	$351	$81	$19,659

Recorded investment in:
Loans individually evaluated for impairment	$17,596	$3,226	$24,678	$2,293	$503	$79	$—	$48,375
Loans collectively evaluated for impairment	738,617	526,981	272,182	91,033	406,664	71,595	583	2,107,655
Ending balance	$756,213	$530,207	$296,860	$93,326	$407,167	$71,674	$583	$2,156,030
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
The following table presents activity in the allowance for loan losses for acquired loans as of December 31:

(Dollars in thousands)	2019	2018
Nonimpaired loans:
Balance, January 1	$383	$—
Charge-offs	(3)	—
Provision for loan losses	215	383
Balance, December 31	$595	$383

Purchased credit impaired loans:
Balance, January 1	$153	$108
Charge-offs	—	(2)
(Recovery of) provision for loan losses	(19)	47
Balance, December 31	$134	$153
During 2019, Peoples recorded an additional provision for loan losses for nonimpaired loans of $215,000 related to prior acquisitions. During 2018, Peoples recorded provision for loan losses of $383,000 for nonimpaired loans. The additional provision was primarily the result of the ASB acquisition. The remaining fair value adjustment recorded for the nonimpaired loans acquired from ASB was not sufficient based on the calculation of the allowance for loan losses as of December 31, 2018.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 are summarized as follows:

(Dollars in thousands)	2019	2018
Land	$15,317	$13,776
Building and premises	73,097	68,245
Furniture, fixtures and equipment	30,268	28,523
Total bank premises and equipment	118,682	110,544
Accumulated depreciation	(56,836)	(54,002)
Net book value	$61,846	$56,542
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty years and two to ten years, respectively.  Depreciation expense was $5.7 million in 2019 and $4.9 million in each of 2018 and 2017.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years.  Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At December 31, 2019, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
Peoples elected certain practical expedients, in accordance with the adoption of ASC 842. Peoples elected to recognize a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019 for the implementation of ASU 2016-02. Peoples also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Consolidated Statements of Income:

(Dollars in thousands)	2019
Operating lease expense	$1,227
Short-term lease expense	137
Total lease expense	$1,364
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	December 31, 2019
Right-of-use asset:
Other assets	$7,606
Lease liability:
Accrued expenses and other liabilities	$7,813
Other information:
Weighted-average remaining lease term	12.4 years
Weighted-average discount rate	3.16%
Cash paid during the year for operating leases	$1,172
Additions for right-of-use assets obtained during the year ended	$3,701
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
Year ending December 31, 2020	$1,237
Year ending December 31, 2021	1,137
Year ending December 31, 2022	1,067
Year ending December 31, 2023	882
Year ending December 31, 2024	629
Thereafter	4,750
Total undiscounted lease payments	$9,702
Imputed Interest	(1,889)
Total lease liability	$7,813

Note 6 Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2019	2018
Goodwill, beginning of year	$151,245	$133,111
Goodwill recorded from acquisitions	14,456	18,134
Goodwill, end of year	$165,701	$151,245
Peoples performed the required annual goodwill impairment test as of October 1, 2019, and concluded there was no impairment in the recorded value of goodwill as of December 31, 2019, based upon the estimated fair value of the single reporting unit. Peoples elected to perform the quantitative impairment test to corroborate the findings of its qualitative analysis. During the annual goodwill impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, in addition to completing the quantitative assessment, and determined that the fair value of the reporting unit exceeded the carrying value.
On April 12, 2019, Peoples completed its acquisition of First Prestonsburg, for which Peoples recorded $14.5 million of goodwill. On April 13, 2018, Peoples completed its acquisition of ASB, for which Peoples recorded $18.1 million of goodwill. For additional information on the First Prestonsburg acquisition, refer to "Note 19 Acquisitions."

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2019
Gross intangibles	$17,999	$7,480	$25,479
Intangibles recorded from acquisitions	4,234	—	4,234
Accumulated amortization	(15,120)	(5,533)	(20,653)
Total acquisition-related intangibles	$7,113	$1,947	$9,060
Servicing rights			2,742
Total other intangibles			$11,802
2018
Gross intangibles	$15,636	$7,480	$23,116
Intangibles recorded from acquisitions	2,363	—	2,363
Accumulated amortization	(12,540)	(4,754)	(17,294)
Total acquisition-related intangibles	$5,459	$2,726	$8,185
Servicing rights			2,655
Total other intangibles			$10,840
Peoples performed other intangible assets impairment testing as of October 1, 2019 and concluded there was no impairment in the recorded value of other intangible assets as of December 31, 2019, based upon estimated fair value. During the annual other intangible assets impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more likely than not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the First Prestonsburg acquisition in 2019 were $4.2 million of core deposit intangible assets. Refer to "Note 19 Acquisitions" for additional information. As a result of the ASB acquisition, Peoples recorded other intangible assets of $2.6 million in 2018, which included $2.4 million in core deposit intangible assets and $276,000 in servicing rights.
The following table details estimated aggregate future amortization of other intangible assets at December 31, 2019:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2020	$2,178	$629	$2,807
2021	1,568	470	2,038
2022	1,011	318	1,329
2023	727	217	944
2024	587	149	736
Thereafter	1,042	164	1,206
Total	$7,113	$1,947	$9,060
The weighted average amortization period of other intangibles is 7.6 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Balance, beginning of year	$2,655	$2,305	$2,305
Amortization	(871)	(1,155)	(663)
Servicing rights originated	958	1,229	663
Servicing rights acquired	—	276	—
Balance, end of year	$2,742	$2,655	$2,305
No valuation allowances were required at December 31, 2019, 2018 and 2017 for Peoples’ servicing rights since, at each date, the fair value equaled or exceeded the book value.
The fair value of servicing rights was $3.9 million and $4.6 million at December 31, 2019 and 2018, respectively. Fair value at December 31, 2019 was determined using discount rates ranging from 9.8% to 12.3%, and prepayment speeds ranging from 8.9% to 12.8%, depending on the stratification of the specific right, utilizing state delinquency to calculate the default rate. Fair value at

December 31, 2018 was determined using discount rates ranging from 10.5% to 13.0%, and prepayment speeds ranging from 8.7% to 11.6%.
Note 7 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2019	2018
Retail CDs:
$100,000 or more	$242,476	$182,717
Less than $100,000	248,354	211,618
Retail CDs	490,830	394,335
Interest-bearing deposit accounts	635,720	573,702
Savings accounts	521,914	468,500
Money market deposit accounts	469,893	379,878
Governmental deposit accounts	293,908	267,319
Brokered CDs	207,939	263,854
Total interest-bearing deposits	2,620,204	2,347,588
Non-interest-bearing deposits	671,208	607,877
Total deposits	$3,291,412	$2,955,465

Time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $250 thousand were $100.8 million and $81.6 million at December 31, 2019 and 2018, respectively.
The contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2020	$275,443	$197,905	$473,348
2021	88,596	5,413	94,009
2022	69,216	4,136	73,352
2023	24,270	485	24,755
2024	33,275	—	33,275
Thereafter	30	—	30
Total CDs	$490,830	$207,939	$698,769
Deposits from related parties were $11.5 million and $11.3 million at December 31, 2019 and 2018, respectively.
As of December 31, 2019, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $50.0 million of which were funded by 90-day brokered CDs, which are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments."

Note 8 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other (a)
2019
Ending balance	$42,968	$274,009	$—	$—
Average balance	46,686	197,987	—	126
Highest month-end balance	49,081	274,009	—	2,200
Interest expense	$266	$4,455	$—	$—
Weighted-average interest rate:
End of year	0.37%	1.74%	—%	—%
During the year	0.57%	2.25%	—%	NM
2018
Ending balance	$51,202	$305,000	$—	$(4)
Average balance	64,519	219,897	14,329	301
Highest month-end balance	72,822	307,561	30,000	1,553
Interest expense	$194	$4,494	$527	$23
Weighted-average interest rate:
End of year	0.48%	2.32%	—%	—%
During the year	0.30%	2.04%	3.68%	NM
2017
Ending balance	$76,899	$92,592	$40,000	$—
Average balance	75,344	100,205	6,685	13
Highest month-end balance	80,649	208,000	40,000	—
Interest expense	$128	$1,160	$246	$—
Weighted-average interest rate:
End of year	0.17%	1.91%	3.68%	—%
During the year	0.17%	1.16%	3.68%	1.30%
(a) NM = not meaningful.
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in "Note 9 Long-Term Borrowings," are collateralized by residential mortgage loans and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples reclassified $23.2 million and $30.0 million of FHLB advances from long-term borrowings to short-term borrowings in 2019 and 2018, respectively, due to maturity dates of less than one year. Peoples' FHLB advances of $42.2 million and $79.1 million matured in 2019 and 2018, respectively.
As of December 31, 2019, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments."
Peoples' national market Repurchase Agreements consisted of agreements with unrelated financial service companies. All $40.0 million of national market Repurchase Agreements matured in 2018.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2019, Peoples had available Federal Reserve Discount Window credit of $86.8 million. Other short-term borrowings at December 31, 2018 and 2017 also included the unamortized debt issuance costs related to the costs associated with the Credit Agreement (the "RJB Credit Agreement") with Raymond James Bank, N.A. which was terminated effective April 3, 2019. For further information on the RJB Credit Agreement, refer to "Note 9 Long-Term Borrowings."
As of April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
The U.S. Bank Loan Agreement is unsecured. However, the U.S. Bank Loan Agreement contains negative covenants which preclude Peoples from: (i) taking any action which could, directly or indirectly, decrease Peoples' ownership (alone or together with any of Peoples' subsidiaries) interest in Peoples Bank (Peoples' Ohio state-chartered subsidiary bank) or any of Peoples Bank's subsidiaries to a level below the percentage of equity interests held as of April 3, 2019; (ii) taking any action to or allowing Peoples Bank or any of Peoples Bank's subsidiaries to take any action to directly or indirectly create, assume, incur, suffer or permit to exist any pledge, encumbrance, security interest, assignment, lien or charge of any kind or character on the equity interests of Peoples Bank or any of Peoples Bank's subsidiaries; or (iii) taking any action to or allow Peoples Bank or any of Peoples Bank's subsidiaries to sell, transfer, issue, reissue or exchange, or grant any option with respect to, any equity interest of Peoples Bank or any of Peoples Bank's subsidiaries. There are also negative covenants limiting the actions which may be taken with respect to the authorization or issuance of additional shares of any class of equity interests of Peoples Bank or any of Peoples Bank's subsidiaries or the grant to any person other than U.S. Bank of any proxy for existing equity interests of Peoples Bank or any of Peoples Bank's subsidiaries.
The U.S. Bank Loan Agreement contains affirmative and negative covenants, which are usual and customary for comparable transactions, applicable to Peoples and its subsidiaries including limitations on the ability to incur additional indebtedness, create liens on property, enter into mergers or consolidations, sell property other than in the ordinary course of business, and make investments, all subject to permitted exceptions as more fully set forth in the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement also precludes Peoples from: (i) taking any action which would result in Peoples Bank no longer being a wholly-owned subsidiary of Peoples; and (ii) declaring and making dividends or stock repurchases if an Event of Default (as defined in the U.S. Bank Loan Agreement) has occurred and is continuing under the U.S. Bank Loan Agreement.
Peoples and Peoples Bank are also required to satisfy certain financial covenants including:
(i) Peoples (on a consolidated basis) and Peoples Bank must be "well capitalized" at all times, as defined and determined by the applicable governmental authority having jurisdiction over Peoples or Peoples Bank;
(ii) Peoples (on a consolidated basis) must maintain a total risk-based capital ratio (as defined by the applicable governmental authority having regulatory authority over Peoples or Peoples Bank) of at least 12.0% at all times;
(iii) Peoples (on a consolidated basis) must maintain a ratio of "Non-Performing Assets" to "Primary Capital" of not more than 15% as of the last day of each fiscal quarter;
(iv) Peoples (on a consolidated basis) must maintain a ratio of "Return on Average Assets" of at least 1.0% as of the end of each fiscal quarter, with the items used in this ratio being determined on a trailing four-fiscal quarter basis.
As of December 31, 2019, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on April 2, 2020. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 9 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2019		2018
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$65,000	2.18%	$85,000	2.05%
FHLB amortizing, fixed rate advances	10,672	1.74%	17,361	2.09%
Junior subordinated debt securities	7,451	6.55%	7,283	7.83%
Long-term borrowings	$83,123	2.51%	$109,644	2.44%

The FHLB putable, non-amortizing, fixed rate advances have maturities ranging from one to seven years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.
The FHLB amortizing, fixed rate advances have a fixed rate for the term of each advance, with maturities ranging from six to eleven years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2019, Peoples borrowed no additional long-term advances from the FHLB. At December 31, 2019, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 1.40% to 3.20%, mature between 2021 and 2027. During 2019, $20.0 million of long-term FHLB non-amortizing advances and $3.2 million long-term FHLB amortizing advances were reclassified to short-term borrowings as the time to maturity became less than one year.
During 2018, Peoples borrowed no additional long-term advances from the FHLB. At December 31, 2018, then outstanding long-term FHLB non-amortizing advances, which had interest rates ranging from 1.26% to 2.17%, were to mature between 2020 and 2027. During 2018, $30.0 million of long-term FHLB non-amortizing advances were reclassified to short-term borrowings as the time to maturity became less than one year.
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016, between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), which represented a revolving line of credit in the maximum aggregate principal amount of $15.0 million. Peoples replaced the RJB Credit Agreement with a short-term revolving line of credit with U.S. Bank National Association. For further information on the U.S. Bank Loan Agreement, refer to "Note 8 Short-Term Borrowings."
On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. ("NB&T"), which included the assumption of Fixed/Floating Rate Junior Subordinated Debt Securities due in 2037 (the "junior subordinated debt securities") at an acquisition-date fair value of $6.6 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by NB&T. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the Capital Securities held by third-party investors. Distributions on the Capital Securities are payable at the annual rate of 1.50% over the 3-month LIBOR rate. Distributions on the Capital Securities are included in interest expense in the Consolidated Financial Statements. These securities are considered tier I capital (with certain limitations applicable) under current regulatory guidelines. The junior subordinated debt securities are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to prior approval of the FRB, the Capital Securities are redeemable prior to the maturity date of September 6, 2037, and are redeemable at par. Since September 6, 2012, the Capital Securities have been redeemable at par, subject to such approval. Distributions on the Capital Securities can be deferred from time to time for a period not to exceed 20 consecutive quarterly periods.
At December 31, 2019, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
2020	$2,555	1.42%
2021	21,979	1.75%
2022	16,521	1.97%
2023	1,157	1.27%
2024	869	1.19%
Thereafter	40,042	2.86%
Total long-term borrowings	$83,123	2.31%
(a) The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 1.71% in 2020, 1.78% in 2021, 2.00% in 2022, 1.73% in 2023, 1.74% in 2024, and 2.47% thereafter.

Note 10 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2016	18,939,091	795,758
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(68,707)
Release of restricted common shares	—	10,452
Cancellation of restricted common shares	(3,554)	5,050
Exercise of stock options for common shares	—	(266)
Grant of common shares	—	(300)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,413
Disbursed out of treasury stock	—	(24,634)
Common shares issued under dividend reinvestment plan	16,848	—
Common shares issued under compensation plan for Boards of Directors	—	(9,092)
Common shares issued under employee stock purchase plan	—	(11,225)
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(106,805)
Release of restricted common shares	—	32,082
Cancellation of restricted common shares	—	2,011
Exercise of stock options for common shares	—	(102)
Grant of common shares	—	(16,544)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	6,526
Sale of treasury stock	—	(10)
Disbursed out of treasury stock	—	(2,089)
Common shares issued under dividend reinvestment plan	19,282	—
Common shares issued under compensation plan for Board of Directors	—	(4,699)
Common shares issued under employee stock purchase plan	—	(11,530)
Issuance of common shares related to acquisition of ASB	1,152,711	—
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(133,926)
Release of restricted common shares	—	19,174
Cancellation of restricted common shares	—	11,113
Grant of common shares	—	(5,130)
Changes related to deferred compensation plan for Board of Directors:
Purchase of treasury stock	—	7,227
Disbursed out of treasury stock	—	(2,187)
Common shares repurchased under repurchase program	—	26,427
Common shares issued under dividend reinvestment plan	26,287	—
Common shares issued under compensation plan for Board of Directors	—	(6,755)
Common shares issued under employee stock purchase plan	—	(13,050)
Issuance of common shares related to acquisition of First Prestonsburg	1,005,478	—
Shares at December 31, 2019	21,156,143	504,182
On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares, replacing the previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20 million of its outstanding common shares and was terminated on February 27, 2020 with an aggregate of $6.3 million of Peoples' common shares having been purchased through the termination date. During 2019, Peoples repurchased 26,427 of its common shares through the share repurchase program. No common shares were repurchased in 2017 and 2018.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2019, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2019	2018
First Quarter	$0.30	$0.26
Second Quarter	0.34	0.28
Third Quarter	0.34	0.28
Fourth Quarter	0.34	0.30
Total dividends declared	$1.32	$1.12
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$581	$(3,321)	$1,186	$(1,554)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(1,939)	—	—	(1,939)
Realized loss due to settlement and curtailment, net of tax	—	157	—	157
Amounts reclassified out of accumulated other comprehensive (loss) income per ASU 2018-02	(370)	(754)	200	(924)
Other comprehensive loss, net of reclassifications and tax	(360)	(338)	(257)	(955)
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	115	—	—	115
Realized loss due to settlement and curtailment, net of tax	—	211	—	211
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(3,089)	334	(269)	(3,024)
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(130)	—	—	(130)
Other comprehensive income (loss), net of reclassifications and tax	15,512	(247)	(3,627)	11,638
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
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

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets of the plans for the years ended December 31, 2019 and 2018, and a statement of the funded status as of December 31, 2019 and 2018:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2019	2018	2019	2018
Change in benefit obligation:
Obligation at January 1	$10,995	$12,991	$83	$91
Interest cost	438	423	3	3
Plan participants’ contributions	—	—	121	46
Actuarial loss (gain)	1,696	(1,519)	—	—
Benefit payments	(461)	(197)	(132)	(57)
Settlements	—	(703)	—	—
Obligation at December 31	$12,668	$10,995	$75	$83
Accumulated benefit obligation at December 31	$12,668	$10,995	$75	$83

Change in plan assets:
Fair value of plan assets at January 1	$10,234	$8,493	$—	$—
Actual return (loss) on plan assets	2,093	(554)	—	—
Employer contributions	—	3,195	11	11
Plan participants’ contributions	—	—	121	46
Benefit payments	(461)	(197)	(132)	(57)
Settlements	—	(703)	—	—
Fair value of plan assets at December 31	$11,866	$10,234	$—	$—
Funded status at December 31	$(802)	$(761)	$(75)	$(83)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(802)	$(761)	$(75)	$(83)
Net amount recognized	$(802)	$(761)	$(75)	$(83)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$—	$(1)
Unrecognized net loss (gain)	4,004	3,761	(48)	(52)
Total	$4,004	$3,761	$(48)	$(53)
Weighted-average assumptions at year-end:
Discount rate	4.20%	3.55%	4.20%	3.40%
The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $123,000.

Net Periodic (Benefit) Cost
The following table details the components of the net periodic (benefit) cost for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2019	2018	2017	2019	2018	2017
Interest cost	$438	$423	$451	$3	$3	$3
Expected return on plan assets	(782)	(640)	(553)	—	—	—
Amortization of prior service credit	—	—	—	(1)	—	—
Amortization of net loss (gain)	78	104	102	(5)	(5)	(6)
Settlement of benefit obligation	—	267	242	—	—	—
Net periodic (benefit) cost	$(266)	$154	$242	$(3)	$(2)	$(3)

Weighted-average assumptions:
Discount rate	4.20%	3.55%	3.80%	4.20%	3.40%	3.80%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 4.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2019, which will increase to 5.0% in 2022, and grade down to an ultimate rate of 4.0% in 2070. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
There were no settlement charges recorded in 2019, compared to $267,000 recorded in 2018, and $242,000 recorded in 2017.
Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the pension plan's total assets is based on the expected return of each category of the pension plan's assets. Peoples' investment strategy for the pension plan's assets continues to allocate 60%-75% to equity securities.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2019
Equity securities:
Mutual funds – equity	$8,443	$8,443	$—
Debt securities:
Mutual funds – taxable income	3,163	3,163	—
Total fair value of pension assets	$11,606	$11,606	$—
2018
Equity securities:
Mutual funds – equity	$6,750	$6,750	$—
Debt securities:
Mutual funds – taxable income	2,746	2,746	—
Total fair value of pension assets	$9,496	$9,496	$—
Pension plan assets also included cash and cash equivalents of $257,000 and accrued income of $2,000 at December 31, 2019. Cash and cash equivalents were $680,000 and accrued income was $58,000 at December 31, 2018. For further information regarding levels of input used to measure fair value, refer to "Note 2 Fair Value of Financial Instruments."
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2019 or 2018.
Cash Flows
Peoples expects to make between $10,000 to $15,000 of contributions to its pension plan in 2020; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. During 2018, Peoples elected to make an additional contribution to take advantage of tax savings related to the TCJ Act that was enacted on December 22, 2017.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2020	$1,545	$11
2021	1,610	10
2022	854	9
2023	775	9
2024	822	8
2025 to 2029	3,128	26
Total	$8,734	$73
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. Since January 1, 2011, matching contributions have equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $2.0 million in 2019, $1.7 million in 2018 and $1.5 million in 2017. Beginning January 1, 2020, Peoples began matching 100% of participants' contributions that did not exceed 4% of the participants' compensation, plus 50% of participants' contributions between 4% and 6% of the participants' compensation.

Note 12 Income Taxes

The TCJ Act was enacted on December 22, 2017 and required Peoples to reflect the changes associated with the TCJ Act’s provisions in the fourth quarter of 2017. As of December 31, 2017, Peoples was not able to make reasonable estimates for all items based on its knowledge of accounting under ASC 740, and the provisions of the tax laws that were in effect immediately prior to enactment. As of December 31, 2018, Peoples finalized the remeasurement of its net deferred tax assets and net deferred tax liabilities at the new statutory federal corporate income tax rate of 21%, which resulted in a reduction to income tax expense of $0.7 million in 2018. The final adjustment was mainly due to Peoples' contribution of $3.2 million to Peoples' defined benefit pension plan during 2018.
As of December 31, 2017, Peoples had made reasonable estimates for the reduced statutory federal corporate income tax rate on its deferred tax balances and recognized a provisional amount of $0.9 million, which was included as a component of income tax expense from continuing operations for 2017.
The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

(Dollars in thousands)	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$13,725	21.0%	$11,505	21.0%	$20,045	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(659)	(1.0)%	(554)	(1.0)%	(1,092)	(1.9)%
Investments in tax credit funds	(530)	(0.8)%	(125)	(0.2)%	(221)	(0.4)%
Bank owned life insurance	(510)	(0.8)%	(393)	(0.7)%	(683)	(1.2)%
Stock awards	(135)	(0.2)%	(332)	(0.6)%	(154)	(0.3)%
Release of valuation allowance	—	—%	(805)	(1.5)%	—	—%
TCJ Act	—	—%	(705)	(1.3)%	897	1.6%
Other, net	(228)	(0.4)%	95	0.2%	(60)	(0.1)%
Income tax expense	$11,663	17.8%	$8,686	15.9%	$18,732	32.7%
On January 1, 2018, Peoples began recognizing income tax expense at the 21% statutory federal corporate income tax rate, which resulted in lower income tax expense for 2018 and 2019, compared to the income tax expense recognition at the 35% statutory federal corporate income tax rate for 2017.
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
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Current income tax expense	$11,554	$8,995	$21,511
Deferred income tax expense (benefit)	109	(309)	(2,779)
Income tax expense	$11,663	$8,686	$18,732

The significant components of Peoples' deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$9,714	$8,559
Available-for-sale securities	—	$2,678
Accrued employee benefits	2,039	1,843
Lease obligation	1,640	—
Tax credit investments	1,130	805
Derivative instruments	736	—
Other	14	73
Total deferred tax assets	$15,273	$13,958
Deferred tax liabilities:
Purchase accounting adjustments	$5,970	$5,839
Bank premises and equipment (a)	3,300	2,047
Deferred loan income	3,120	3,061
Lease right-of-use assets	1,597
Available-for-sale securities	1,410	—
Derivative instruments	—	228
Tax credit investments	—	82
Other	797	673
Total deferred tax liabilities	$16,194	$11,930
Net deferred tax (liability) asset	$(921)	$2,028
(a) Peoples elected Internal Revenue Code Section 179 bonus depreciation, which increased the bonus depreciation percentage from 50% to 100% for qualified properties acquired and placed in service after September 27, 2017, and before January 1, 2023.

As of December 31, 2019, Peoples had no operating loss carryforwards for tax purposes.
The federal income tax benefit from sales of investment securities was $34,000 in 2019 and $31,000 in 2018. Sales of investment securities resulted in tax expense of $1.0 million in 2017.
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

(Dollars in thousands)	2019	2018
Uncertain tax positions, beginning of year	$423	$550
Gross increase based on tax positions related to current year	$39	$55
Gross increase for tax position taken during prior years	$8	$13
Gross decrease due to the statute of limitations	$(220)	$(195)
Uncertain tax positions, end of year	$250	$423
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2018. The years open to examination by state taxing authorities vary by jurisdiction.

Note 13 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2019	2018	2017
Distributed earnings allocated to common shareholders	$26,503	$21,334	$15,159
Undistributed earnings allocated to common shareholders	26,796	24,660	23,115
Net earnings allocated to common shareholders	$53,299	$45,994	$38,274

Weighted-average common shares outstanding	20,120,119	18,991,768	18,050,189
Effect of potentially dilutive common shares	153,606	130,492	158,495
Total weighted-average diluted common shares outstanding	20,273,725	19,122,260	18,208,684

Earnings per common share:
Basic	$2.65	$2.42	$2.12
Diluted	$2.63	$2.41	$2.10

Anti-dilutive common shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	—	1,748	453

Note 14 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in other assets and accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets and in the net other adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Derivative Financial Instruments and Hedging Activities – Risk Management Objective of Using Derivative Financial Instruments
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities, and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2019, Peoples had entered into seventeen interest rate swaps with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. As of December 31, 2019, the interest rate swaps were funded by $110.0 million of rolling three-month FHLB advances and $50.0 million rolling three-month brokered CDs. Amounts reported in accumulated other comprehensive (loss) income ("AOCL") related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the years ended December 31,

2019 and December 31, 2018, Peoples had reclassifications of loss to earnings of $133,000 and $38,000, respectively. During the next twelve months, Peoples estimates that minimal interest expense will be reclassified.
For derivative financial instruments designated as cash flow hedges, the effective portion of changes in the fair value of each derivative financial instrument is reported in AOCL (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative financial instrument is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs used to fund the swaps are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating rate portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2019	2018
Notional amount	$160,000	$110,000
Weighted average pay rates	2.18%	2.37%
Weighted average receive rates	1.73%	2.57%
Weighted average maturity	5.4 years	6.2 years
Pre-tax unrealized (losses) gains included in AOCL	(3,503)	1,088
The following table presents net losses or gains recorded in AOCL and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2019	2018
Amount of loss recognized in AOCL, pre-tax	$4,591	$341
Amount of (loss) gain recognized in earnings	(19)	18
The following table reflects the cash flow hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

(Dollars in thousands)	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$55,000	$644	$60,000	$2,093
Total included in other assets	$55,000	$644	$60,000	$2,093

Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$105,000	$4,340	$50,000	$1,111
Total included in accrued expenses and other liabilities	$105,000	$4,340	$50,000	$1,111
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition.

The following table reflects the non-designated hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

(Dollars in thousands)	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$321,394	$10,776	$226,662	$2,451
Total included in other assets	321,394	10,776	226,662	2,451

Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$321,394	$10,776	$226,662	$2,451
Total included in accrued expenses and other liabilities	321,394	10,776	226,662	2,451
Pledged Collateral
When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral and when the interest rate swaps are in a net asset position, the counterparties must pledge collateral. At December 31, 2019, Peoples had $20.0 million of cash pledged, while the counterparties had no amount of cash pledged. At December 31, 2018, Peoples had no amount of cash pledged, while the counterparties had pledged $130,000 of cash. Cash pledged is included in interest-bearing deposits in other banks on the Consolidated Balance Sheets.
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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2019	2018
Home equity lines of credit	$112,464	$101,265
Unadvanced construction loans	102,491	74,734
Other loan commitments	353,137	314,271
Loan commitments	568,092	490,270
Standby letters of credit	$12,498	$10,214

Note 16 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB of Cleveland, based on the amount of total deposits. Average required reserve balances were approximately $16.5 million and $16.4 million in 2019 and 2018, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2019, Peoples Bank had approximately $70.9 million of net profits available for distribution to Peoples as dividends without regulatory approval.
Capital Requirements
Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies. Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and Peoples Bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and Peoples Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet future minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on Peoples' financial results.
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2019, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2019.
As of December 31, 2019, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples' or Peoples Bank's category.

Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2019		2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$427,415	14.59%	$378,855	13.66%
For capital adequacy	131,866	4.50%	124,802	4.50%
To be well capitalized	190,473	6.50%	180,270	6.50%
Tier 1 (b)
Actual	$434,866	14.84%	$386,138	13.92%
For capital adequacy	175,821	6.00%	166,403	6.00%
To be well capitalized	234,428	8.00%	221,871	8.00%
Total Capital (c)
Actual	$456,422	15.58%	$406,333	14.65%
For capital adequacy	234,428	8.00%	221,871	8.00%
To be well capitalized	293,036	10.00%	277,338	10.00%
Tier 1 Leverage (d)
Actual	$434,866	10.41%	$386,138	9.99%
For capital adequacy	167,037	4.00%	154,614	4.00%
To be well capitalized	208,796	5.00%	193,267	5.00%
Capital Conservation Buffer	$221,994	7.58%	$184,462	6.65%
Fully phased in	73,259	2.50%	69,335	2.50%
Net Risk-Weighted Assets	$2,930,355		$2,773,383

PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$406,612	13.89%	$365,063	13.19%
For capital adequacy	131,757	4.50%	124,552	4.50%
To be well capitalized	190,316	6.50%	179,908	6.50%
Tier 1 (b)
Actual	$406,612	13.89%	$365,063	13.19%
For capital adequacy	175,676	6.00%	166,069	6.00%
To be well capitalized	234,235	8.00%	221,425	8.00%
Total Capital (c)
Actual	$428,168	14.62%	$385,258	13.92%
For capital adequacy	234,235	8.00%	221,425	8.00%
To be well capitalized	292,794	10.00%	276,781	10.00%
Tier 1 Leverage (d)
Actual	$406,612	9.75%	$365,063	9.46%
For capital adequacy	166,898	4.00%	154,357	4.00%
To be well capitalized	208,622	5.00%	192,947	5.00%
Capital Conservation Buffer	$193,933	6.62%	$163,833	5.92%
Fully phased in	73,199	2.50%	69,195	2.50%
Net Risk-Weighted Assets	$2,927,941		$2,767,813
(a) Ratio represents common equity tier 1 capital to net risk-weighted assets
(b) Ratio represents tier 1 capital to net risk-weighted assets
(c) Ratio represents total capital to net risk-weighted assets
(d) Ratio represents tier 1 capital to average assets

Note 17 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2017, Peoples granted performance units to certain officers. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2019, Peoples granted an aggregate of 117,773 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2019, Peoples granted, to certain key employees, an aggregate of 16,153 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2019:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	43,679	$29.64	175,772	$31.08
Awarded	16,153	31.35	117,773	32.20
Released	22,750	24.73	33,400	17.86
Forfeited	4,852	35.87	6,261	33.21
Outstanding at December 31	32,230	$33.05	253,884	$33.29
The total intrinsic value of restricted common shares released was $1.8 million, $2.8 million and $1.1 million in 2019, 2018 and 2017, respectively.
Performance Unit Awards
 Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. During 2019, one of the seven performance unit awards was forfeited as the individual to whom the performance unit award was granted left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted cover the performance period beginning January 1, 2018 and ending on December 31, 2019, and are subject to two performance goals. Twenty-five percent of the performance units subject to each award will vest if, but only if, the related company-specific target performance goal is achieved. As of December 31, 2019, the target level of achievement for the company-specific target performance goal was reached for the performance period. The remaining 75% of the performance units subject to each award will vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. As of December 31, 2019, Peoples did not achieve the second performance goal. On February 27, 2020, the Compensation Committee of the Board of Directors certified the level of achievement of the performance goals that had been satisfied and a portion of the performance unit awards vested based on the performance achieved. The vested performance unit awards were settled in common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units were deemed to have vested (which was the certification date) and rounded down to the nearest whole common share.
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. For performance unit awards, Peoples recognizes stock-based compensation, over the performance period, based on the portion of the awards that is expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of up to 15%. The following summarizes the amount of stock-based compensation and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Employee stock-based compensation expense:
Stock grant expense	$3,462	$2,359	$1,747
Employee stock purchase plan expense	63	60	55
Performance stock unit expense	130	156	—
Total employee stock-based compensation expense	3,655	2,575	1,802
Non-employee director stock-based compensation expense	308	345	322
Total stock-based compensation expense	3,963	2,920	2,124
Recognized tax benefit	(832)	(613)	(446)
Net expense recognized	$3,131	$2,307	$1,678
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2019, 2018 and 2017. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $2.8 million at December 31, 2019, which will be recognized over a weighted-average period of 1.9 years. In 2019, the Board of Directors granted 3,200 unrestricted common shares to non-employee directors, with related stock-based compensation of $102,400.

Note 18 Revenue

The following table details Peoples' revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2019	2018
Insurance income:
Commission and fees from sale of insurance policies (a)	$12,670	$12,787
Fees related to third-party administration services (a)	602	573
Performance-based commissions (b)	1,530	1,452
Trust and investment income (a)	13,159	12,543
Electronic banking income:
Interchange income (a)	10,797	9,721
Promotional and usage income (a)	2,883	1,756
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	3,832	2,718
Transactional-based fees (b)	7,868	7,060
Commercial loan swap fees (b)	2,228	681
Other non-interest income transactional-based fees (b)	716	961
Total	$56,285	$50,252

Timing of revenue recognition:
Services transferred over time	$43,943	$40,098
Services transferred at a point in time	12,342	10,154
Total	$56,285	$50,252
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the change in Peoples' contract assets and contract liabilities for the period ended December 31, 2019:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2019	$207	$5,055
Additional income receivable	404	—
Additional deferred income	—	4,525
Receipt of income previously receivable	(11)	—
Recognition of income previously deferred	—	(4,390)
Balance, December 31, 2019	$600	$5,190
From more information on Peoples' revenue recognition policies, see "Note 1 Summary of Significant Accounting Policies."

Note 19 Acquisitions

On April 12, 2019, Peoples completed the acquisition of First Prestonsburg, which merged into Peoples and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc. ("First Commonwealth"), which operated nine full-service branches located in eastern and central Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received merger consideration of $32.4 million paid by Peoples in the form of 12.512 Peoples common shares for each share of First Prestonsburg common stock they owned, which resulted in the issuance of 1,005,478 Peoples common shares. In addition, immediately prior to the closing of the merger, First Prestonsburg paid a special cash distribution of $140.30 per share of First Prestonsburg common stock (for an aggregate amount of $11.3 million), which was deemed to be part of the total merger consideration paid to its shareholders. As a result, First Prestonsburg shareholders received total merger consideration of $43.7 million.
The following table provides the purchase price calculation as of the date of acquisition of First Prestonsburg, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)
Consideration
Common shares	80,362
Number of common shares of Peoples issued for each common share of acquired company	12.512
Price per Peoples common share, based at closing date	$32.26
Common share consideration	$32,437

Net Assets at Fair Value
Assets
Cash and due from banks	$5,016
Interest-bearing deposits in other banks	2,797
Total cash and cash equivalents	7,813
Available-for-sale investment securities	136,596
Other investment securities	3,077
Total investment securities	139,673
Loans	129,365
Bank premises and equipment, net of accumulated depreciation	7,407
Other intangible assets	4,234
Other assets	2,415
Total assets	$290,907
Liabilities
Deposits:
Non-interest-bearing	$40,089
Interest-bearing	217,151
Total deposits	257,240
Short-term borrowings	14,400
Accrued expenses and other liabilities	1,286
Total liabilities	$272,926
Net assets	$17,981
Goodwill	$14,456

The accounting for the acquisition of First Prestonsburg has been completed. The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2019, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value at December 31, 2019 from balances reported at September 30, 2019:

(Dollars in thousands)	Change in Fair Value
Net Assets
Bank premises and equipment, net of accumulated depreciation	$(190)
Other assets	208
Accrued expenses and other liabilities	(775)
Change in Goodwill	$793
Acquired loans, excluding acquired overdrafts of $375,000, are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	First Prestonsburg
Nonimpaired Loans
Contractual cash flows	$168,729
Nonaccretable difference	19,745
Expected cash flows	148,984
Accretable yield	28,269
Fair value	$120,715
Credit Impaired Loans
Contractual cash flows	$17,847
Nonaccretable difference	5,337
Expected cash flows	12,510
Accretable yield	3,860
Fair value	$8,650
Peoples recorded non-interest expense related to the First Prestonsburg acquisition of $7.3 million and net loss on asset disposals and other transactions of $243,000 in the Consolidated Statement of Income for the year ended December 31, 2019. The $7.3 million was included in the following line items: $2.4 million of salaries and employee benefit costs, $631,000 of professional fees, $94,000 of data processing and software expense, $162,000 of marketing expense, and $3.9 million of other non-interest expense. The $2.4 million of salaries and employee benefit costs related to change in control agreements, retention and severance bonuses, and regular payroll and taxes after conversion.
On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000.

Note 20 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2019	2018
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	20,094	13,750
Due from subsidiary bank	140	584
Other investment securities	237	216
Investments in subsidiaries:
Bank	573,429	506,200
Non-bank	9,418	8,298
Other assets	3,067	2,808
Total assets	$606,435	$531,906
Liabilities:
Accrued expenses and other liabilities	$1,955	$1,898
Dividends payable	342	291
Mandatorily redeemable capital securities of subsidiary trust	9,745	9,577
Total liabilities	12,042	11,766
Total stockholders' equity	594,393	520,140
Total liabilities and stockholders' equity	$606,435	$531,906

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income:
Dividends from subsidiary bank	$37,000	$13,500	$27,000
Dividends from non-bank subsidiary	—	2,500	20,000
Net gain on investment securities	—	—	2,602
Interest and other income	81	357	237
Total income	37,081	16,357	49,839
Expense:
Trust preferred securities expense	534	520	346
Intercompany management fees	1,607	1,561	1,361
Other expense	5,432	4,647	3,380
Total expense	7,573	6,728	5,087
Income before federal income taxes and equity in undistributed earnings of subsidiaries	29,508	9,629	44,752
Applicable income tax expense	(1,670)	(2,511)	(1,309)
Equity in (excess dividends from) undistributed earnings of subsidiaries	22,517	34,115	(7,590)
Net income	$53,695	$46,255	$38,471

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Operating activities
Net income	$53,695	$46,255	$38,471
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	168	9,177	(6,525)
(Equity in) excess dividends from undistributed earnings of subsidiaries	(22,517)	(34,115)	7,590
Gain on investment securities	—	—	(2,602)
Other, net	3,801	31	2,810
Net cash provided by operating activities	35,147	21,348	39,744
Investing activities
Net proceeds from sales and maturities of investment securities	—	5,388	2,359
Investment in subsidiaries	(18,874)	(31,813)	(50,883)
Decrease in receivable from subsidiary	18,869	32,236	25,496
Business combinations, net of cash received	(1,438)	(637)	—
Other, net	226	228	(229)
Net cash (used in) provided by investing activities	(1,217)	5,402	(23,257)
Financing activities
Purchase of treasury stock	(1,650)	(1,380)	(508)
Proceeds from issuance of common stock	6	25	9
Cash dividends paid	(25,942)	(20,915)	(14,706)
Net cash used in financing activities	(27,586)	(22,270)	(15,205)
Net increase in cash and cash equivalents	6,344	4,480	1,282
Cash and cash equivalents at the beginning of year	13,800	9,320	8,038
Cash and cash equivalents at the end of year	$20,144	$13,800	$9,320
Supplemental cash flow information:
Interest paid	$544	$513	$364

Note 21 Summarized Quarterly Information (Unaudited)

	2019
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$40,576	$43,621	$43,609	$42,289
Total interest expense	6,662	7,572	7,855	7,168
Net interest income	33,914	36,049	35,754	35,121
(Recoveries of) provision for loan losses	(263)	626	1,005	1,136
Net gain (loss) on investment securities (a)	30	(57)	97	94
Net loss on asset disposals and other transactions (a)	(182)	(293)	(78)	(229)
Total non-interest income excluding net gains and losses (a)	15,581	15,639	16,374	17,298
Amortization of other intangible assets	694	824	953	888
Acquisition-related expenses	253	6,770	199	65
Total non-interest expense excluding amortization of other intangible assets and acquisition-related expenses	30,913	31,282	31,841	32,568
Income tax expense	3,377	2,238	3,281	2,767
Net income	$14,369	$9,598	$14,868	$14,860
Earnings per common share – basic	$0.74	$0.47	$0.72	$0.72
Earnings per common share – diluted	$0.73	$0.46	$0.72	$0.72
Weighted-average common shares outstanding – basic	19,366,008	20,277,028	20,415,245	20,407,505
Weighted-average common shares outstanding – diluted	19,508,868	20,442,366	20,595,769	20,599,127

	2018
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$33,226	$37,769	$39,631	$40,638
Total interest expense	3,867	4,961	6,307	6,517
Net interest income	29,359	32,808	33,324	34,121
Provision for loan losses	1,983	1,188	1,302	975
Net gain (loss) on investment securities (a)	1	(147)	—	—
Net gain (loss) on asset disposals and other transactions (a)	74	(405)	12	(15)
Total non-interest income excluding net gains and losses (a)	14,894	13,807	14,341	14,192
Amortization of other intangible assets	754	861	862	861
Acquisition-related expenses	149	6,056	675	382
Total non-interest expense excluding amortization of other intangible and acquisition-related expenses	27,318	29,054	29,292	29,713
Income tax expense	2,383	1,012	2,821	2,470
Net income	$11,741	$7,892	$12,725	$13,897
Earnings per common share – basic	$0.64	$0.41	$0.65	$0.71
Earnings per common share – diluted	$0.64	$0.41	$0.65	$0.71
Weighted-average common shares outstanding – basic	18,126,089	19,160,728	19,325,457	19,337,403
Weighted-average common shares outstanding – diluted	18,256,035	19,293,381	19,466,865	19,483,452
(a) The sum of amounts are considered total non-interest income.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "NOMINATING PROCEDURES" of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 23, 2020 ("Peoples' Definitive Proxy Statement"), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2019 Annual Meeting of Shareholders held on April 25, 2019.
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
(A)the date and nature of any amendment to a provision of Peoples' Code of Ethics that
(a)applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions,
(b)relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K, and
(c)is not a technical, administrative or other non-substantive amendment; and
(B)a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Ethics granted to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.
In addition, Peoples will disclose any waivers from the provisions of the Code of Ethics granted to a director or executive officer of Peoples in a Current Report on Form 8-K within four business days following their occurrence.
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the "Corporate Overview – Governance Documents" tab of the "Investor Relations" page of Peoples' Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS," "SUMMARY COMPENSATION TABLE FOR 2019," "GRANTS OF PLAN-BASED AWARDS FOR 2019," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019," "OPTION EXERCISES AND STOCK VESTED FOR 2019," "PENSION BENEFITS FOR 2019," "NON-QUALIFIED DEFERRED COMPENSATION FOR 2019," "OTHER POTENTIAL POST EMPLOYMENT PAYMENTS," "DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2019, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
(i)the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan");
(ii)the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Directors' Deferred Compensation Plan"); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	323,985	(1)	$—	(2)	603,227	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	323,985		$—		603,227
(1)Includes an aggregate of 286,114 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 37,871 common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.
(2)The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Equity Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.
(3)Includes 369,555 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2019, as well as 233,672 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in "Note 17 Stock-Based Compensation" of the Notes to the Consolidated Financial Statements.

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
PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following reports of the independent registered public accounting firm and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by Item 8 Financial Statements and Supplementary Data and set forth immediately following "ITEM 9B OTHER INFORMATION" of this Form 10-K:
(a)(2) Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Annual Report on Form 10-K, are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is identified as such in the list below.
(b)  Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted.
(c)  Financial Statement Schedules
None
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of August 4, 2014, as amended, between Peoples Bancorp Inc. and NB&T Financial Group, Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-199152)

2.2	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-222054)

2.3	Agreement and Plan of Merger, dated as of October 29, 2018, as amended on December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+	Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A (Registration No. 333-228745)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. [This document represents the Amended Articles of Incorporation of Peoples Bancorp Inc. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3.1(g) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772) (“Peoples’ 2008 Form 10-K”)

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. [This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.]	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

4.3(a)	Amended and Restated Declaration of Trust of NB&T Statutory Trust III, dated and effective as of June 25, 2007 NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Sponsor"	Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.3(c)	Notice of Removal of Administrator and Appointment of Replacement, dated February 24, 2016, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.9 to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2015 (File No. 0-16772) ("Peoples' 2015 Form 10-K")

4.4	Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Guarantor"	Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

4.5	Description of Capital Stock of Peoples Bancorp Inc.	Filed herewith

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples' 2015 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012 and ending with the fiscal year ended December 31, 2019]*	Incorporated herein by reference to Exhibit 10.2(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772)

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2020]*	Filed herewith

10.4	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.5	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.6	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.7	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 26, 2018; successor to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

10.8	Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used for grants on and after June 27, 2013 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' June 30, 2013 Form 10-Q

10.9	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 *	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 0-16772) ("Peoples' September 30, 2018 Form 10-Q")

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2018 Form 10-Q

10.11	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.12	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K

10.13	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.14	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and John C. Rogers (adopted November 30, 2015)*	Incorporated herein by reference to Exhibit 10.35 to Peoples' 2015 Form 10-K

10.15	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.16	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Robyn A. Stevens (adopted June 17, 2016)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2016 (File No. 0-16772)

10.17	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")

10.18	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015 and prior to January 1, 2018*	Incorporated herein by reference Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 0-16772)

10.19	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 0-16772) ("Peoples' March 31, 2016 Form 10-Q")

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.21	Loan Agreement, made and entered into as of April 3, 2019, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 9, 2019 (File No. 0-16772) ("Peoples' April 9, 2019 Form 8-K")

10.22	Revolving Credit Note issued by Peoples Bancorp Inc. on April 3, 2019 to U.S. Bank National Association in the principal amount of $20,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' April 9, 2019 Form 8-K

10.23	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 0-16772)

10.24	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Filed herewith

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 and (vi) Notes to the Consolidated Financial Statements.
## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	March 2, 2020	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director	3/2/2020
Charles W. Sulerzyski

/s/ JOHN C. ROGERS		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	3/2/2020
John C. Rogers

/s/ TARA M. ABRAHAM*		Director	3/2/2020
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	3/2/2020
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	3/2/2020
George W. Broughton

/s/ DAVID F. DIERKER*		Director	3/2/2020
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	3/2/2020
James S. Huggins

/s/ BROOKE W. JAMES*		Director	3/2/2020
Brooke W. James

/s/ DAVID L. MEAD*		Chairman of the Board and Director	3/2/2020
David L. Mead

/s/ SUSAN D. RECTOR*		Director	3/2/2020
Susan D. Rector

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact