Form 10-Q
period 2020-03-31
PEOPLES BANCORP INC
filed 2020-05-06
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,034,344 common shares, without par value, at May 4, 2020.

PART I
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$56,490	$53,263
Interest-bearing deposits in other banks	107,162	61,930
Total cash and cash equivalents	163,652	115,193
Available-for-sale investment securities, at fair value (amortized cost of $932,179 at March 31, 2020 and $929,395 at December 31, 2019) (a)	960,835	936,101
Held-to-maturity investment securities, at amortized cost (fair value of $40,682 at March 31, 2020 and $32,541 at December 31, 2019) (a)(b)	38,738	31,747
Other investment securities	46,924	42,730
Total investment securities (a)(b)	1,046,497	1,010,578
Loans, net of deferred fees and costs (b)	2,911,437	2,873,525
Allowance for credit losses (b)	(42,833)	(21,556)
Net loans (b)	2,868,604	2,851,969
Loans held for sale	2,217	6,499
Bank premises and equipment, net of accumulated depreciation	60,301	61,846
Bank owned life insurance	70,195	69,722
Goodwill	165,805	165,701
Other intangible assets	11,642	11,802
Other assets	80,207	60,855
Total assets	$4,469,120	$4,354,165
Liabilities
Deposits:
Non-interest-bearing	$727,266	$671,208
Interest-bearing	2,671,164	2,620,204
Total deposits	3,398,430	3,291,412
Short-term borrowings	259,661	316,977
Long-term borrowings	132,791	83,123
Accrued expenses and other liabilities (b)	94,517	68,260
Total liabilities	3,885,399	3,759,772
Stockholders’ equity
Preferred stock, no par value, 50,000 shares authorized, no shares issued at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,162,702 shares issued at March 31, 2020 and 21,156,143 shares issued at December 31, 2019, including shares held in treasury	420,678	420,876
Retained earnings (b)	175,637	187,149
Accumulated other comprehensive income (loss), net of deferred income taxes	8,252	(1,425)
Treasury stock, at cost, 865,998 shares at March 31, 2020 and 504,182 shares at December 31, 2019	(20,846)	(12,207)
Total stockholders’ equity	583,721	594,393
Total liabilities and stockholders’ equity	$4,469,120	$4,354,165
(a) Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $6,000, respectively, as of March 31, 2020.
(b) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the current expected credit loss ("CECL") model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in accrued expenses and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest income:
Interest and fees on loans	$34,588	$34,053
Interest and dividends on taxable investment securities	5,383	5,810
Interest on tax-exempt investment securities	655	537
Other interest income	236	176
Total interest income	40,862	40,576
Interest expense:
Interest on deposits	4,629	4,844
Interest on short-term borrowings	1,039	1,173
Interest on long-term borrowings	558	645
Total interest expense	6,226	6,662
Net interest income	34,636	33,914
Provision for (recovery of) credit losses (a)	16,969	(263)
Net interest income after provision for (recovery of) credit losses	17,667	34,177
Non-interest income:
Insurance income	4,130	4,621
Electronic banking income	3,280	2,987
Trust and investment income	3,262	3,112
Deposit account service charges	2,820	2,341
Mortgage banking income	750	788
Bank owned life insurance income	582	485
Net gain on investment securities	319	30
Commercial loan swap fees	244	146
Net loss on asset disposals and other transactions	(87)	(182)
Other non-interest income	437	1,101
Total non-interest income	15,737	15,429
Non-interest expense:
Salaries and employee benefit costs	19,918	19,202
Net occupancy and equipment expense	3,154	2,978
Electronic banking expense	1,865	1,577
Data processing and software expense	1,752	1,545
Professional fees	1,693	1,276
Franchise tax expense	882	705
Amortization of other intangible assets	729	694
Foreclosed real estate and other loan expenses	578	255
Marketing expense	473	594
Communication expense	280	278
FDIC insurance premium	(5)	371
Other non-interest expense	3,006	2,385
Total non-interest expense	34,325	31,860
(Loss) income before income taxes	(921)	17,746
Income tax (benefit) expense	(156)	3,377
Net (loss) income	$(765)	$14,369
(Loss) earnings per common share - basic	$(0.04)	$0.74
(Loss) earnings per common share - diluted	$(0.04)	$0.73
Weighted-average number of common shares outstanding - basic	20,367,564	19,366,008
Weighted-average number of common shares outstanding - diluted	20,538,214	19,508,868
Cash dividends declared	$7,038	$5,868
Cash dividends declared per common share	$0.34	$0.30
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model. Prior to the adoption of the CECL model, the provision for (recovery of) credit losses was the "provision for (recovery of) loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, which includes purchased credit deteriorated loans, held-to-maturity investment securities, and the unfunded commitment liability.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net (loss) income	$(765)	$14,369
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising during the period	22,268	8,725
Related tax expense	(4,676)	(1,832)
Less: reclassification adjustment for net gain included in net income	319	30
Related tax expense	(67)	(6)
Net effect on other comprehensive income	17,340	6,869
Defined benefit plans:
Net (loss) gain arising during the period	(365)	2
Related tax (benefit) expense	76	—
Amortization of unrecognized loss and service cost on benefit plans	28	17
Related tax expense	(6)	(4)
Recognition of loss due to settlement and curtailment	368	—
Related tax expense	(77)	—
Net effect on other comprehensive income	24	15
Cash flow hedges:
Net loss arising during the period	(9,730)	(1,833)
Related tax benefit	2,043	385
Net effect on other comprehensive loss	(7,687)	(1,448)
Total other comprehensive income, net of tax	9,677	5,436
Total comprehensive income	$8,912	$19,805

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net loss	—	(765)	—	—	(765)
Other comprehensive income, net of tax	—	—	9,677	—	9,677
Cash dividends declared	—	(7,038)	—	—	(7,038)
Reissuance of treasury stock for common share awards	(1,865)	—	—	1,865	—
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(812)	(812)
Common shares repurchased under share repurchase program	—	—	—	(10,226)	(10,226)
Common shares issued under dividend reinvestment plan	209	—	—	—	209
Common shares issued under compensation plan for Boards of Directors	45	—	—	195	240
Gross common shares issued under performance unit awards	41	—	—	234	275
Common shares issued under employee stock purchase plan	(8)	—	—	105	97
Stock-based compensation	1,380	—	—	—	1,380
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, March 31, 2020	$420,678	$175,637	$8,252	$(20,846)	$583,721
(a) On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$18,218	$6,279
Investing activities:
Available-for-sale investment securities:
Purchases	(72,942)	(37,462)
Proceeds from sales	5,620	7,425
Proceeds from principal payments, calls and prepayments	61,701	25,799
Held-to-maturity investment securities:
Purchases	(8,404)	—
Proceeds from principal payments	1,354	1,277
Other investment securities:
Purchases	(5,376)	(246)
Proceeds from sales	957	2,694
Net increase in loans held for investment	(32,265)	(6,811)
Net expenditures for premises and equipment	(1,028)	(1,584)
Proceeds from sales of other real estate owned	50	2
Proceeds from bank owned life insurance contracts	109	—
Business acquisitions, net of cash received	(839)	—
(Investment in) return of limited partnership and tax credit funds	(15)	1
Net cash used in investing activities	(51,078)	(8,905)
Financing activities:
Net increase in non-interest-bearing deposits	56,058	20,587
Net increase in interest-bearing deposits	50,905	161,293
Net decrease in short-term borrowings	(57,316)	(168,023)
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(372)	(503)
Cash dividends paid	(6,918)	(5,719)
Purchase of treasury stock under share repurchase program	(10,226)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(812)	(450)
Proceeds from issuance of common shares	—	3
Contingent consideration payments made after a business acquisition	—	(102)
Net cash provided by financing activities	81,319	7,086
Net increase in cash and cash equivalents	48,459	4,460
Cash and cash equivalents at beginning of period	115,193	77,612
Cash and cash equivalents at end of period	$163,652	$82,072

Supplemental cash flow information:
Interest paid	6,634	6,499
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	66	14
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	27	—

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Peoples' 2019 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2019 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2020 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2019, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2019 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples' insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs, for the most part, during the first quarter of each year. For the three months ended March 31, 2020 and 2019, the amount of performance-based insurance commissions recognized totaled $1.3 million and $1.4 million, respectively.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2019 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, Peoples is required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity investment securities, at the net amount expected to be collected. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification ("ASC") 326-20, and should be accounted for according to ASC 842.
The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement is to take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model under previous US GAAP accounting guidance, which delayed recognition until it was probable a loss had been incurred.
Peoples adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized costs on January 1, 2020. Reporting periods beginning after December 31, 2019 are presented as required by ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable US GAAP requirements. Peoples is using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired and accounted for under ASC 310-30. Peoples did not reassess whether purchased credit impaired assets met the criteria of purchased credit deteriorated assets as of the date of adoption.
As of January 1, 2020, Peoples recorded a one-time cumulative-effect adjustment to reduce retained earnings by $3.7 million, net of statutory corporate federal income taxes, an increase in allowance for credit losses of $5.8 million and an increase in unfunded commitment liability of $1.5 million. On January 1, 2020, the amortized cost basis of the purchased credit deteriorated assets were adjusted to reflect the addition of $2.6 million to establish the allowance for credit losses. The remaining interest-related discount is being accreted into interest income at the effective interest rate beginning on January 1, 2020. As of January 1, 2020, Peoples did not record an allowance for credit losses for available-for-sale investment securities, as all unrealized losses on these securities were deemed to be non-credit in nature, with no credit deterioration upon review by Peoples. Peoples recorded an allowance for credit losses for held-to-maturity securities of $7,000 as of January 1, 2020.
The following table illustrates the impact on the allowance for credit losses from the adoption of ASU 2016-13:

(Dollars in thousands)	As Reported Under ASC 326 January 1, 2020	Pre-ASC 326 Adoption December 31, 2019	Impact of ASC 326 Adoption
Assets:
Loans, at amortized cost	$2,876,147	$2,873,525	$2,622

Allowance for credit losses on loans:
Construction	651	1,188	(537)
Commercial real estate, other	8,549	6,560	1,989
Commercial and industrial	5,820	8,568	(2,748)
Residential real estate	4,360	1,296	3,064
Home equity lines of credit	1,572	612	960
Consumer, indirect	5,389	2,942	2,447
Consumer, direct	890	296	594
Deposit account overdrafts	94	94	—
Allowance for credit losses on loans	27,325	21,556	5,769

Liabilities:
Allowance for credit losses for unfunded commitments	$1,495	$—	$1,495
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
Certain restricted equity investment securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported in other investment securities on the Unaudited Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Federal Reserve Bank of Cleveland (the "FRB").
Peoples evaluates available-for-sale investment securities on a quarterly basis to determine how much, if any, allowance for credit losses is required. Peoples reviews available-for-sale investment securities at an unrealized loss position, with potential exposure to a credit event (which excludes U.S. government and U.S. government sponsored agency securities) to determine if the unrealized loss was credit-related. An allowance for credit losses is recorded to the extent that the unrealized losses are credit-related and likely to be permanent.
Peoples evaluates held-to-maturity investment securities on a quarterly basis in determining an allowance for credit losses. Peoples has determined that the loss given default for U.S. government sponsored enterprise investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities.
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future.

Peoples considers loans past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. Upon detection of the reduced ability of a borrower to meet cash flow obligations, consumer and residential real estate loans are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Loans deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged off amounts are credited to the allowance for credit losses.
Loans acquired in a business combination that have evidence of more than insignificant credit deterioration, which includes loans that Peoples believes it is probable that it will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" loans. These loans are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The total of the purchase price and allowance for credit losses is the initial amortized cost of these loans. The variance between the initial amortized cost basis and the par value of the loan is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the loan.
Loans acquired in a business combination that are not considered purchased credit deteriorated are recorded at the fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to a loan's cost basis and is accreted or amortized to interest income over the loan's remaining life using the level yield method.
Allowance for Credit Losses: The allowance for credit losses is a valuation reserve established through the provision for credit losses charged against income. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to; internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 16 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilized the U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors in modeling.
Probabilities of default are used in the loss driver model, and are analyzed on a quarterly basis to assess reasonableness. Current conditions probabilities of default is a credit performance metric, with default defined as loans being 90 days or more past due, nonaccrual loans, troubled-debt restructurings and loans with a partial or entire charge-off.
Peoples measured loss given default at the segment level due to statistical considerations using historical information. Peoples also utilized peer data due to somewhat volatile loss history in certain segments to normalize default curves, which provided more meaningful results.
Peoples modeled amortizing loans with a prepayment rate annualized to one year. The prepayment rates were calculated using Peoples' historical data, at the segment level.
Peoples models extensions of contractual terms in the following situations: when a loan is 60 days or more past due, when a charge-off has occurred, if the loan is in non-accrual status, if a troubled debt restructuring ("TDR") has occurred, or if the loan is grade 5 or higher. When any of these criteria are met and the loan matures within the next 12 months, the loan will be modeled to extend for an additional 12 months.
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to loss rates used in determining the allowance for credit losses. These factors include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting and other certain risks.
The allowance for credit losses related to specific loans was based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price.
Peoples categorized loans involving commercial borrowers into risk categories based upon an established grading matrix. This system was used to manage the risk within Peoples' commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for credit losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1 million are reviewed on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are generally reviewed on a quarterly basis.
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
Peoples has elected the practical expedient not to measure allowance for credit losses for accrued interest receivables.
Unfunded Commitments: Peoples also completes a quarterly evaluation for unfunded commitments for loans that are not conditionally cancellable, which includes construction loans, floor plan lines of credit, home equity lines of credit, other credit lines and letters of credit. Peoples performed a study to determine the historical funding rates of unadvanced portions of loans, and applied these funding rates to the unfunded commitments at period end. The loss rates, including qualitative factors, in determining the allowance for credit losses were applied at the segment level to the unfunded commitment amount to determine the allowance for credit loss liability for unfunded commitments.
Troubled Debt Restructuring ("TDR"): The restructuring of a loan is considered a TDR if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Loans acquired that are restructured after acquisition are not considered TDRs if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools of purchased credit deteriorated loans.
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
Peoples considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by Peoples include the borrower's ability to access funds at a market rate for loans with similar risk characteristics, the significance of the modification relative to the unpaid principal loan balance or collateral value underlying the loan, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by Peoples generally include one or more modifications to the terms of the loan, such as (1) a reduction in the interest rate for the remaining life of the loan, (2) an extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, (3) a temporary period of interest-only payments, and (4) a reduction in the contractual payment amount for either a short period or the remaining term of the loan. All TDRs are evaluated individually to determine if a write-down is required and if they should be on accrual or nonaccrual status.
On March 22, 2020, federal and state banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of ASC 310-40.
Nonaccrual loans: Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments, or current information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which reduces Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.

Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. This includes yield adjustments resulting from the amortization of premiums on investment securities, loan costs and premiums, and accretion of discounts on investment securities, loan fees and discounts. Loans that have been placed on nonaccrual, and are subsequently returned to accruing status, recognize interest income similar to other accruing loans once they return to accruing status. Prior accrued interest that was reversed when the loan was placed on nonaccrual is recognized when received, after the principal of the loan has been paid. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities can impact interest income due to the corresponding acceleration of premium amortization or discount accretion.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2019 Form 10-K.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy.

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$6,361	$—	$—	$8,209	$—
States and political subdivisions	—	108,812	—	—	114,104	—
Residential mortgage-backed securities	—	823,893	—	—	791,009	—
Commercial mortgage-backed securities	—	17,061	—	—	18,088	—
Bank-issued trust preferred securities	—	4,708	—	—	4,691	—
Total available-for-sale securities	—	960,835	—	—	936,101	—
Equity investment securities (a)	83	206	—	123	198	—
Derivative assets (b)	—	30,235	—	—	11,419	—
Liabilities:
Derivative liabilities (c)	$—	$43,659	$—	$—	$15,116	$—
(a) Included in other investment securities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities of the Notes to the Unaudited Consolidated Financial Statements."
(b) Included in other assets on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
(c) Included in accrued expenses and other liabilities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
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
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Unaudited Consolidated Balance Sheets at their fair value within other assets and accrued expenses and other liabilities, respectively. The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Other real estate owned ("OREO")	$—	$—	$226	$—	$—	$227
Other Real Estate Owned: OREO, included in other assets on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Unaudited Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$163,652	$163,652	$115,193	$115,193
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	3,844	4,348	4,346	4,791
Residential mortgage-backed securities	2	29,070	30,090	21,494	21,569
Commercial mortgage-backed securities	2	5,830	6,250	5,907	6,181
Total held-to-maturity securities		38,744	40,688	31,747	32,541
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	31,595	31,595	27,235	27,235
Federal Reserve Bank ("FRB") stock	2	13,310	13,310	13,310	13,310
Nonqualified deferred compensation	2	1,365	1,365	1,499	1,499
Other investment securities	2	365	365	365	365
Other investment securities (a)		46,635	46,635	42,409	42,409
Net loans	3	2,868,604	3,227,179	2,851,969	3,147,190
Loans held for sale	2	2,217	2,364	6,499	6,553
Bank owned life insurance	3	70,195	70,195	69,722	69,722
Servicing rights (b)(c)	3	2,576	2,736	2,742	3,881
Liabilities:
Deposits	2	$3,398,430	$3,406,572	$3,291,412	$3,292,950
Short-term borrowings	2	259,661	275,389	316,977	317,973
Long-term borrowings	2	132,791	140,353	83,123	82,701
(a)  Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities for 2020 and 2019, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.
(b) Included in other intangible assets on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) Peoples recognized a write-down on servicing rights of $182,000 during the first quarter of 2020 as the fair value of the servicing rights was less than the carrying value.
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
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally 1-4 family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. The use of a valuation model using quoted prices of similar instruments represents significant inputs in arriving at the fair value (Level 2).
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value (Level 3). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Servicing Rights: The fair value of the servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3). Peoples recognized a write-down on servicing rights of $182,000 during the first quarter of 2020 as the fair value of the servicing rights was less than the carrying value.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Obligations of:
U.S. government sponsored agencies	$5,918	$443	$—	$6,361
States and political subdivisions	105,904	3,026	(118)	108,812
Residential mortgage-backed securities	798,762	25,914	(783)	823,893
Commercial mortgage-backed securities	16,899	279	(117)	17,061
Bank-issued trust preferred securities	4,696	202	(190)	4,708
Total available-for-sale securities	$932,179	$29,864	$(1,208)	$960,835
December 31, 2019
Obligations of:
U.S. government sponsored agencies	$7,917	$292	$—	$8,209
States and political subdivisions	111,217	3,018	(131)	114,104
Residential mortgage-backed securities	787,430	7,763	(4,184)	791,009
Commercial mortgage-backed securities	18,135	88	(135)	18,088
Bank-issued trust preferred securities	4,696	137	(142)	4,691
Total available-for-sale securities	$929,395	$11,298	$(4,592)	$936,101

The unrealized losses related to residential mortgage-backed securities at March 31, 2020 and December 31, 2019, were attributed to changes in market interest rates and spreads since the securities were purchased.

During each of the three months ended March 31, 2020 and 2019, Peoples realized no gross losses from sales of available-for-sale securities. The gross gains realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Gross gains realized	$319	$30
Net gain realized	$319	$30
The cost of investment securities sold, and any resulting gain, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2020
Obligations of:
States and political subdivisions	$2,337	$75	2	$2,251	$43	1	$4,588	$118
Residential mortgage-backed securities	57,391	449	28	18,948	334	15	76,339	783
Commercial mortgage-backed securities	—	—	—	2,050	117	3	2,050	117
Bank-issued trust preferred securities	—	—	—	1,810	190	2	1,810	190
Total	$59,728	$524	30	$25,059	$684	21	$84,787	$1,208
December 31, 2019
Obligations of:
States and political subdivisions	$6,226	$74	2	$2,441	$57	1	$8,667	$131
Residential mortgage-backed securities	284,096	2,527	62	88,993	1,657	39	373,089	4,184
Commercial mortgage-backed securities	970	21	1	2,409	114	3	3,379	135
Bank-issued trust preferred securities	—	—	—	1,858	142	2	1,858	142
Total	$291,292	$2,622	65	$95,701	$1,970	45	$386,993	$4,592

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At March 31, 2020, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2020, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2020 and March 31, 2019 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $3.8 million at March 31, 2020 and $3.6 million at December 31, 2019.
At March 31, 2020, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Both of these positions had a fair value of less than 90% of their book value, with an aggregate book and fair value of $202,000 and $165,000, respectively. Management analyzed the underlying credit quality of these securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2020 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2020.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$1,993	$3,925	$—	$5,918
States and political subdivisions	4,641	23,918	42,744	34,601	105,904
Residential mortgage-backed securities	4	1,656	81,803	715,299	798,762
Commercial mortgage-backed securities	4,750	8,024	974	3,151	16,899
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$9,395	$35,591	$134,142	$753,051	$932,179
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$2,115	$4,246	$—	$6,361
States and political subdivisions	4,655	24,299	44,538	35,320	108,812
Residential mortgage-backed securities	4	1,710	83,776	738,403	823,893
Commercial mortgage-backed securities	4,781	8,162	1,025	3,093	17,061
Bank-issued trust preferred securities	—	—	4,708	—	4,708
Total available-for-sale securities	$9,440	$36,286	$138,293	$776,816	$960,835
Total weighted-average yield	2.25%	2.63%	2.68%	2.58%	2.59%

Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Obligations of:
States and political subdivisions	$3,844	$(6)	$504	$—	$4,342
Residential mortgage-backed securities	29,070	—	1,020	—	30,090
Commercial mortgage-backed securities	5,830	—	420	—	6,250
Total held-to-maturity securities	$38,744	$(6)	$1,944	$—	$40,682
December 31, 2019
Obligations of:
States and political subdivisions	$4,346	$—	$445	$—	$4,791
Residential mortgage-backed securities	21,494	—	169	(94)	21,569
Commercial mortgage-backed securities	5,907	—	275	(1)	6,181
Total held-to-maturity securities	$31,747	$—	$889	$(95)	$32,541
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for either of the three months ended March 31, 2020 and 2019.
At March 31, 2020, there were no held-to-maturity investment securities that had an unrealized loss. The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31, 2019:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2019
Residential mortgage-backed securities	$7,731	$67	1	$890	$27	1	$8,621	$94
Commercial mortgage-backed securities	1,666	1	1	—	—	—	1,666	1
Total	$9,397	$68	2	$890	$27	1	$10,287	$95

Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are issued by U.S. government sponsored agencies. The remaining securities were obligations of state and political subdivisions. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities and determined that the potential credit losses of the securities was $6,000. As a result, at March 31, 2020, Peoples recorded $6,000 of allowance for credit losses for held-to-maturity securities, compared to $7,000 at January 1, 2020.
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2020.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$300	$—	$3,544	$—	$3,844
Residential mortgage-backed securities	—	—	3,399	25,671	29,070
Commercial mortgage-backed securities	—	392	3,816	1,622	5,830
Total held-to-maturity securities	$300	$392	$10,759	$27,293	$38,744
Fair value
Obligations of:
States and political subdivisions	$301	$—	$4,041	$—	$4,342
Residential mortgage-backed securities	—	—	3,538	26,552	30,090
Commercial mortgage-backed securities	—	402	4,214	1,634	6,250
Total held-to-maturity securities	$301	$402	$11,793	$28,186	$40,682
Total weighted-average yield	2.55%	2.29%	2.79%	2.71%	2.73%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock, and other equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB stock	$31,595	$27,235
FRB stock	13,310	13,310
Nonqualified deferred compensation	1,365	1,499
Equity investment securities	289	321
Other investment securities	365	365
Total other investment securities	$46,924	$42,730
Peoples redeemed FHLB stock in order to be in compliance with the requirements of the FHLB of Cincinnati, which redemptions totaled $700,000 during the first quarter 2020. Peoples purchased additional FHLB Stock, which totaled $5.0 million during the first quarter 2020, as a result of the FHLB of Cincinnati's capital requirements on FHLB advances during the quarter.
During the three months ended March 31, 2020 and March 31, 2019, Peoples recorded the change in the fair value of equity investment securities held at March 31, 2020 and March 31, 2019, respectively, in other non-interest income, resulting in unrealized loss of $30,000 and unrealized gain of $22,000, respectively. Net realized gains on sales of equity investment securities, included in other non-interest income during the first three months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At March 31, 2020, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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

The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2020	December 31, 2019

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$572,848	$527,655
Held-to-maturity	19,263	12,975
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	92,651	44,618
Held-to-maturity	13,587	14,155

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Construction	$110,865	$88,518
Commercial real estate, other	897,817	833,238
Commercial and industrial	654,530	662,993
Residential real estate	625,366	661,476
Home equity lines of credit	128,011	132,704
Consumer, indirect	418,066	417,185
Consumer, direct	76,172	76,533
Deposit account overdrafts	610	878
Total loans, at amortized cost	$2,911,437	$2,873,525
Accrued interest receivable is not included in loan balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on loans was $8.8 million at March 31, 2020 and $9.1 million at December 31, 2019.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual (1)(2)	Accruing Loans 90+ Days Past Due	Nonaccrual (1)	Accruing Loans 90+ Days Past Due (2)
Construction	$99	$—	$411	$—
Commercial real estate, other	9,577	—	6,801	907
Commercial and industrial	5,010	806	2,155	155
Residential real estate	8,640	557	6,361	2,677
Home equity lines of credit	1,152	143	1,165	108
Consumer, indirect	834	—	840	—
Consumer, direct	170	37	48	85
Total loans, at amortized cost	$25,482	$1,543	$17,781	$3,932
(1) There were no nonaccrual loans for which there was no allowance for credit losses.
(2) The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. At December 31, 2019, these loans were presented as 90+ days past due and accruing,
The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting. The additional increase in nonaccrual loans compared to December 31, 2019 was due to a $1.5 million commercial relationship and several smaller commercial relationships being placed on nonaccrual. The amount of interest income recognized on nonaccrual loans during the first quarter of 2020 was $458,000.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2020
Construction	$—	$4	$94	$98	$110,767	$110,865
Commercial real estate, other	3,707	77	8,929	12,713	885,104	897,817
Commercial and industrial	2,135	42	5,472	7,649	646,881	654,530
Residential real estate	10,790	886	4,467	16,143	609,223	625,366
Home equity lines of credit	626	267	1,055	1,948	126,063	128,011
Consumer, indirect	3,046	502	330	3,878	414,188	418,066
Consumer, direct	457	84	151	692	75,480	76,172
Deposit account overdrafts	—	—	—	—	610	610
Total loans, at amortized cost	$20,761	$1,862	$20,498	$43,121	$2,868,316	$2,911,437
December 31, 2019
Construction	$5	$—	$411	$416	$88,102	$88,518
Commercial real estate, other	376	337	7,501	8,214	825,024	833,238
Commercial and industrial	2,780	312	1,244	4,336	658,657	662,993
Residential real estate	10,538	2,918	5,872	19,328	642,148	661,476
Home equity lines of credit	642	510	1,033	2,185	130,519	132,704
Consumer, indirect	3,574	714	370	4,658	412,527	417,185
Consumer, direct	619	117	112	848	75,685	76,533
Deposit account overdrafts	—	—	—	—	878	878
Total loans, at amortized cost	$18,534	$4,908	$16,543	$39,985	$2,833,540	$2,873,525
The increase in loans 90+ days past due, compared to December 31, 2019, was mostly due to one $2.5 million commercial relationship. Delinquency trends remained stable, as 98.5% of Peoples' portfolio was considered “current” at March 31, 2020, compared to 98.6% at December 31, 2019.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB of Cincinnati. Peoples also has pledged commercial loans to secure borrowings with the FRB of Cleveland. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Loans pledged to FHLB of Cincinnati	$484,772	$458,227
Loans pledged to FRB of Cleveland	440,349	172,693
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2019 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are generally reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
“Loss” (grade 8): Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean a loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for credit losses are taken during the period in which the loan becomes uncollectible. Consequently, Peoples typically does not maintain a recorded investment in loans within this category.
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” “doubtful,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “pass" for disclosure purposes.

The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed at March 31, 2020:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$4,092	$38,085	$30,264	$34,158	$1,277	$839	$500	$1,085	$109,215
Special mention	—	—	—	—	—	—	152	—	152
Substandard	—	—	—	409	—	1,089	—	—	1,498
Total	4,092	38,085	30,264	34,567	1,277	1,928	652	1,085	110,865
Commercial real estate, other
Pass	34,844	123,054	83,513	107,026	114,584	261,144	122,359	20,711	846,524
Special mention	—	44	584	2,054	4,570	6,394	1,634	125	15,280
Substandard	—	930	1,076	2,198	2,086	21,000	8,604	96	35,894
Doubtful	—	—	—	—	—	119	—	—	119
Total	34,844	124,028	85,173	111,278	121,240	288,657	132,597	20,932	897,817
Commercial and industrial
Pass	27,851	115,319	86,120	53,941	54,880	89,840	203,505	32,037	631,456
Special mention	—	205	181	168	8	1,396	4,701	15	6,659
Substandard	—	2,169	1,002	3,185	470	3,578	5,428	2,147	15,832
Doubtful	—	—	—	—	7	233	343	193	583
Total	27,851	117,693	87,303	57,294	55,365	95,047	213,977	34,392	654,530
Residential real estate
Pass	8,820	51,870	33,071	37,058	54,563	368,621	71,077	190	625,080
Special mention	—	—	—	—	—	2	—	—	2
Substandard	—	—	—	—	—	210	74	—	284
Total	8,820	51,870	33,071	37,058	54,563	368,833	71,151	190	625,366
Home equity lines of credit
Pass	3,209	14,712	15,145	15,905	14,208	48,551	16,281	4,510	128,011
Total	3,209	14,712	15,145	15,905	14,208	48,551	16,281	4,510	128,011
Consumer, indirect
Pass	34,969	122,879	104,388	61,567	29,552	9,438	55,273	—	418,066
Total	34,969	122,879	104,388	61,567	29,552	9,438	55,273	—	418,066
Consumer, direct
Pass	7,736	23,732	17,511	8,038	4,697	4,335	10,123	—	76,172
Total	7,736	23,732	17,511	8,038	4,697	4,335	10,123	—	76,172
Deposit account overdrafts	610								610
Total loans, at amortized cost	$122,131	$492,999	$372,855	$325,707	$280,902	$816,789	$500,054	$61,109	$2,911,437
At March 31, 2020, Peoples had a total of $2.1 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

Collateral Dependent Loans
Peoples has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
•Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial real estate, other	$9,572	$6,818
Commercial and industrial	5,791	1,962
Residential real estate	2,006	1,847
Home equity lines of credit	776	681
Consumer, indirect	—	713
Consumer, direct	—	94
Total collateral dependent loans	$18,145	$12,115
The increase in collateral dependent commercial and industrial loans at March 31, 2020 compared to December 31, 2019 was mostly due to one commercial relationship that became collateral dependent. In addition, the decline in collateral dependent consumer loans was driven by a change in the threshold for evaluation of individually impaired loans, which was previously $100,000 and on January 1, 2020 was changed to $250,000, thereby reducing the amount of loans considered collateral dependent which were no longer above the threshold.

The following table summarizes the loans that were modified as TDRs during the three months ended March 31:

		Recorded Investment (1)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2020
Originated loans:
Commercial real estate, other	1	$265	$265	$265
Commercial and industrial	1	145	145	145
Residential real estate	3	452	483	481
Home equity lines of credit	2	41	41	41
Consumer - indirect	11	175	175	175
Consumer - direct	4	57	57	57
Total	22	$1,135	$1,166	$1,164
March 31, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$36
Residential real estate	2	399	403	403
Home equity lines of credit	2	79	79	79
Consumer, indirect	6	72	72	72
Consumer, direct	5	37	37	37
Consumer	11	109	109	109
Total	17	$625	$629	$627
Acquired loans:
Residential real estate	1	$24	$24	$24
Home equity lines of credit	2	65	66	66
Total	3	$89	$90	$90
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred with the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of ASC 310-40.
Peoples did not have any loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended March 31, 2020:

(Dollars in thousands)	Beginning Balance, January 1, 2020	Initial Allowance for Purchased Credit Deteriorated Assets	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance, March 31, 2020
Construction	$600	$51	$1,091	$—	$—	$1,742
Commercial real estate, other	7,193	1,356	3,487	(10)	116	12,142
Commercial and industrial	4,960	860	2,656	(937)	1,204	8,743
Residential real estate	3,977	383	1,445	(118)	57	5,744
Home equity lines of credit	1,570	2	136	(14)	1	1,695
Consumer, indirect	5,389	—	6,085	(721)	125	10,878
Consumer, direct	856	34	961	(62)	14	1,803
Deposit account overdrafts	94	—	145	(213)	60	86
Total	$24,639	$2,686	$16,006	$(2,075)	$1,577	$42,833
The significant increase in the allowance for credit losses as of March 31, 2020 compared to January 1, 2020 was mostly due to the recent COVID-19 pandemic, and the resulting impact to economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors. The economic forecast used in the March 31, 2020 calculation of the allowance for credit losses included higher unemployment rates and lower Ohio Gross Domestic Product, which drove much of the increase in the allowance for credit losses at March 31, 2020. Approximately 72% of the increase in the allowance for credit losses at March 31, 2020, compared to January 1, 2020, was related to the change in the economic forecast, and the remaining increase was attributable to changes in the composition of the loan portfolio. In addition, Peoples recorded an increase of $5.8 million in allowance for credit losses on January 1, 2020 related to the implementation of ASU 2016-13.
As of March 31, 2020, the CECL model produced results, based on economic forecasts, that were higher than Peoples believed to be appropriate at the time. Peoples believes the actions taken to provide relief to consumer and commercial customers, which include at least 90 days of payment relief for those customers, coupled with the Coronavirus Aid, Relief and Economic Security ("CARES") Act stimulus package and the Small Business Administration ("SBA") Paycheck Protection Program ("PPP"), indicate that Peoples would not experience the projected credit losses produced by the model. Therefore, Peoples made certain qualitative adjustments to more closely reflect its estimate of the potential losses of its loan portfolio at March 31, 2020.
During the first quarter of 2020, Peoples recognized a recovery of $1.2 million on a commercial and industrial loan that was previously charged-off.
As of March 31, 2020, Peoples had recorded an unfunded commitment liability of $2.4 million, an increase compared to $1.5 million on January 1, 2020. The unfunded commitment liability is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets.

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$115,000	1.57%	$65,000	2.18%
FHLB amortizing, fixed-rate advances	$10,300	1.74%	$10,672	1.74%
Junior subordinated debt securities	$7,491	5.21%	$7,451	6.55%
Total long-term borrowings	$132,791	1.78%	$83,123	2.51%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first three months of 2020, Peoples entered into one additional $50.0 million FHLB putable, non-amortizing fixed-rate advance with an interest rate of 0.77%, which matures in 2030.
The FHLB putable, non-amortizing, fixed rate advances have maturities ranging from one to ten years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate the advance after an initial fixed rate period of three months or twelve months, requiring full repayment of the advance by Peoples prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with remaining maturities ranging from six to eleven years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
Nine months ending December 31, 2020	$2,223	1.48%
Year ending December 31, 2021	21,979	1.75%
Year ending December 31, 2022	16,521	1.97%
Year ending December 31, 2023	1,157	1.39%
Year ending December 31, 2024	869	1.34%
Thereafter	90,042	1.61%
Total long-term borrowings	$132,791	1.68%
(a) The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 1.68% in the nine months ending December 31, 2020, 1.78% in 2021, 2.00% in 2022, 1.73% in 2023, 1.74% in 2024, and 1.43% thereafter.

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2020:

	Common Stock	Treasury Stock
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Release of restricted common shares	—	21,448
Cancellation of restricted common shares	—	3,602
Grant of restricted common shares	—	(80,338)
Grant of unrestricted common shares	—	(4,030)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	3,159
Common shares repurchased under share repurchase program	—	436,137
Common shares issued under dividend reinvestment plan	6,559	—
Common shares issued under compensation plan for Boards of Directors	—	(4,396)
Gross common shares issued under performance unit awards	—	(9,395)
Common shares issued under employee stock purchase plan	—	(4,371)
Shares at March 31, 2020	21,162,702	865,998
On February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares, replacing the previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20 million of its outstanding common shares. An aggregate of $6.3 million of Peoples' common shares were purchased under the previous share repurchase program from inception through its termination date, which was February 27, 2020. During the first three months of 2020, Peoples purchased an aggregate of $10.2 million of its outstanding common shares, $0.5 million of which were purchased under the previous share repurchase program pursuant to the previously authorized Rule 10b5-1 plan and $9.7 million of which were purchased under the share repurchase program authorized on February 27, 2020 pursuant to the previously authorized Rule 10b5-1 plan.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2020, Peoples had no preferred shares issued or outstanding.
On April 20, 2020, Peoples' Board of Directors declared a quarterly cash dividend of $0.34 per common share, payable on May 18, 2020, to shareholders of record on May 4, 2020. The following table details the cash dividends declared per common share during 2020 and the comparable period of 2019:

	2020	2019
First quarter	$0.34	0.30
Second quarter	0.34	0.34
Total dividends declared	$0.68	$0.64

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(252)	—	—	(252)
Realized loss due to settlement and curtailment, net of tax	—	291	—	291
Other comprehensive income (loss), net of reclassifications and tax	17,592	(267)	(7,687)	9,638
Balance, March 31, 2020	$22,640	$(3,934)	$(10,454)	$8,252
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
The following tables detail the components of the net periodic cost for the plans described above:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest cost	$94	$109
Expected return on plan assets	(200)	(195)
Amortization of net loss	30	19
Settlement of benefit obligation	368	—
Net periodic loss (income)	$292	$(67)

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest cost	$1	$1
Amortization of net gain	(2)	(2)
Net periodic income	$(1)	$(1)
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
During the first quarter of 2020, the total lump-sum distributions made to participants under the noncontributory defined benefit pension plan caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples recorded settlement charges of $368,000 in the three months ended March 31, 2020. There were no settlement charges recorded during the three months ended March 31, 2019 under the noncontributory defined benefit pension plan.
The following table summarizes the change in the projected benefit obligation and funded status as a result of the remeasurement and the aggregate settlements for the three months ended March 31, 2020:

	As of	March 31, 2020
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2019	Settlements	Settlements	Settlements
Projected benefit obligation	$12,668	$13,734	$(650)	$13,084
Fair value of plan assets	11,865	10,253	(650)	9,603
Funded status	$(803)	$(3,481)	$—	$(3,481)
Gross unrealized loss	$5,068	$7,823	$(368)	$7,455
Assumptions:
Discount rate	3.12%	2.65%		2.65%
Expected return on plan assets	7.50%	7.50%		7.50%

Note 8 (Loss) Earnings Per Common Share

The calculations of basic and diluted (loss) earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2020	2019
Distributed earnings allocated to common shareholders	$6,943	$5,777
Undistributed (loss) earnings allocated to common shareholders	(7,782)	8,490
Net (loss) earnings allocated to common shareholders	$(839)	$14,267

Weighted-average common shares outstanding	20,367,564	19,366,008
Effect of potentially dilutive common shares	170,650	142,860
Total weighted-average diluted common shares outstanding	20,538,214	19,508,868

(Loss) earnings per common share:
Basic	$(0.04)	$0.74
Diluted	$(0.04)	$0.73
Anti-dilutive common shares excluded from calculation:
Restricted shares	37,284	2,057

Note 9 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in the other assets and the accrued expenses and other liabilities lines in the accompanying Unaudited Consolidated Balance Sheets and in the net cash provided by operating activities in the Unaudited Consolidated Statements of Cash Flows.
Derivative Financial Instruments and Hedging Activities - Risk Management Objective of Using Derivative Financial Instruments
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities, and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the values of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2020, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered certificates of deposit, which will continue to be rolled through the life of the swaps. As of March 31, 2020, the interest rate swaps were funded by $110.0 million of rolling three-month FHLB advances and $50.0 million rolling three-month brokered CDs.
Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to derivative financial instruments will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three months ended March 31, 2020, Peoples had reclassifications of gains to interest expense of $118,000 and during the three months ended March 31, 2019, Peoples had reclassifications of loss to earnings of $83,000.
For derivative financial instruments designated as cash flow hedges, the effective portion of changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered certificates of deposit used to fund the swaps are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.58%	1.73%
Weighted average maturity	5.1 years	5.4 years
Pre-tax unrealized losses included in AOCI	$(13,233)	$(3,503)
The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Amount of loss recognized in AOCI, pre-tax	$(9,730)	$(1,833)
Amount of loss recognized in earnings	$—	$(19)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	$55,000	$644
Total included in other assets	$—	$—	$55,000	$644

Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$160,000	$13,424	$105,000	$4,340
Total included in accrued expenses and other liabilities	$160,000	$13,424	$105,000	$4,340

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

The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$337,265	$30,235	$321,394	$10,776
Total included in other assets	$337,265	$30,235	$321,394	$10,776

Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$337,265	$30,235	$321,394	$10,776
Total included in accrued expenses and other liabilities	$337,265	$30,235	$321,394	$10,776

Pledged Collateral
When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral and when the interest rate swaps are in a net asset position, the counterparties must pledge collateral. At March 31, 2020 and December 31, 2019, Peoples had $44.0 million and $20.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged is included in interest-bearing deposits in other banks on the Unaudited Consolidated Balance Sheets.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2019 and 2020, Peoples granted unrestricted common shares to non-employee directors and to full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2020, Peoples granted an aggregate of 80,338 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2020:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	32,230	$33.05	253,884	$33.29
Awarded	—	—	80,338	32.91
Released	4,000	31.63	56,827	32.42
Forfeited	200	34.14	3,402	33.04
Outstanding at March 31	28,030	$33.25	273,993	$33.36
For the three months ended March 31, 2020, the total intrinsic value for restricted common shares released was $2.0 million compared to $1.1 million for the three months ended March 31, 2019.

Performance Unit Awards
Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to individuals who were then serving as officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. During 2019, one of the seven performance unit awards was forfeited as the individual to whom the performance unit award was granted left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted covered the performance period beginning January 1, 2018 and ending on December 31, 2019, and were subject to two performance goals. Peoples achieved the first performance goal by exceeding its target cumulative two-year adjusted earnings per share. However, Peoples failed to achieve the second performance goal as its adjusted return on average assets for the measurement period ranked below the target percentile compared to its peer group. As a result, during the first quarter of 2020, the remaining six officers holding performance unit awards received an aggregate of 9,395 common shares at a fair market value of $29.26 per common share on the date the performance units were deemed vested, with a related expense of $275,000.
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. For performance unit awards, Peoples recognized stock-based compensation over the performance period, based on the portion of the awards that was expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of 15%. The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Employee stock-based compensation expense:
Stock grant expense	$1,380	$1,153
Employee stock purchase plan expense	15	16
Performance unit (benefit) expense	(12)	39
Total employee stock-based compensation expense	1,383	1,208
Non-employee director stock-based compensation expense	182	152
Total stock-based compensation expense	1,565	1,360
Recognized tax benefit	(329)	(286)
Net stock-based compensation expense	$1,236	$1,074
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three months ended March 31, 2020 and 2019. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.9 million at March 31, 2020, which will be recognized over a weighted-average period of 2.1 years.
In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $120,000 during the first three months of 2020, and $102,000 during the first three months of 2019, reflecting separate grants of unrestricted common shares aggregating 3,680 and 3,200 common shares, respectively.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Insurance income:
Commission and fees from sale of insurance policies (a)	$2,692	$3,033
Fees related to third-party administration services (a)	147	169
Performance-based commissions (b)	1,291	1,419
Trust and investment income (a)	3,262	3,112
Electronic banking income:
Interchange income (a)	2,401	2,443
Promotional and usage income (a)	879	544
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	980	752
Transactional-based fees (b)	1,840	1,589
Commercial loan swap fees (b)	244	146
Other non-interest income transactional-based fees (b)	218	171
Total revenue from contracts with customers	$13,954	$13,378

Timing of revenue recognition:
Services transferred over time	$10,361	$10,053
Services transferred at a point in time	3,593	3,325
Total revenue from contracts with customers	$13,954	$13,378
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
The following table details the change in Peoples' contract assets and contract liabilities for the period ended March 31, 2020:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2020	$600	$5,190
Additional income receivable	175	—
Additional deferred income	—	(125)
Recognition of income previously deferred	—	(21)
Balance, March 31, 2020	$775	$5,044

Note 12 Acquisitions

On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000, and recorded $735,000 of customer relationship intangibles, and $27,000 of other assets, resulting in $104,000 of goodwill. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows. As of March 31, 2020, Peoples had $319,000 of contingent consideration payable related to the acquisition.
On April 20, 2020, Peoples signed an asset purchase agreement under which Peoples Bank will acquire the operations and assets of Triumph Premium Finance (“TPF”), a division of TBK Bank, SSB. Based in Kansas City, Missouri, TPF provides premium finance services for customers to purchase property and casualty insurance products through its network of independent insurance agency customers nationwide. Closing is expected to occur during the third quarter of 2020 and is subject to regulatory approval and other conditions set forth in the asset purchase agreement.
Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At March 31, 2020, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
Peoples elected certain practical expedients, in accordance with ASC 842. Peoples also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Operating lease expense	$334	$307
Short-term lease expense	76	30
Total lease expense	$410	$337
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the right-of-use asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Right-of-use asset:
Other assets	$7,364	$7,606
Lease liability:
Accrued expenses and other liabilities	$7,582	$7,813
Other information:
Weighted-average remaining lease term	12.4 years	12.4 years
Weighted-average discount rate	3.15%	3.16%

During the first three months of 2020 and 2019, Peoples paid cash of $321,000 and $296,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Nine months ending December 31, 2020	$1,031
Year ending December 31, 2021	1,146
Year ending December 31, 2022	1,077
Year ending December 31, 2023	883
Year ending December 31, 2024	629
Thereafter	4,750
Total undiscounted lease payments	$9,516
Imputed interest	$(1,934)
Total lease liability	$7,582

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months ended March 31, 2020 and March 31, 2019. This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes therein.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2020	2019
Operating Data (a)
Total interest income	$40,862	$40,576
Total interest expense	6,226	6,662
Net interest income	34,636	33,914
Provision for (recovery of) credit losses (b)	16,969	(263)
Net gain on investment securities	319	30
Net loss on asset disposals and other transactions	(87)	(182)
Total non-interest income excluding net gains and losses (c)	15,505	15,581
Total non-interest expense	34,325	31,860
Net (loss) income (d)	(765)	14,369
Balance Sheet Data (a)
Total investment securities (e)	$1,046,497	$879,625
Loans, net of deferred fees and costs ("total loans")	2,911,437	2,737,580
Allowance for credit losses (e)	42,833	20,939
Goodwill and other intangible assets	177,447	161,242
Total assets	4,469,120	4,017,119
Non-interest-bearing deposits	727,266	628,464
Brokered certificates of deposits	133,522	287,345
Other interest-bearing deposits	2,537,642	2,221,604
Short-term borrowings	259,661	191,363
Junior subordinated debentures held by subsidiary trust	7,491	7,325
Other long-term borrowings	132,791	105,995
Total stockholders' equity (e)	583,721	535,121
Tangible assets (f)	4,291,673	3,855,877
Tangible equity (f)	406,274	373,879
Per Common Share Data (a)
(Loss) earnings per common share – basic	$(0.04)	$0.74
(Loss) earnings per common share – diluted	(0.04)	0.73
Cash dividends declared per common share	0.34	0.30
Book value per common share (g)	28.69	27.19
Tangible book value per common share (f)(g)	$19.97	$19.00
Weighted-average number of common shares outstanding – basic	20,367,564	19,366,008
Weighted-average number of common shares outstanding – diluted	20,538,214	19,508,868
Common shares outstanding at end of period	20,346,843	19,681,692
Closing share price at end of period	$22.15	$30.97

	At or For the Three Months Ended
	March 31,
	2020	2019
Significant Ratios (a)
Return on average stockholders' equity (h)	(0.52)%	11.12%
Return on average tangible equity (h)(i)	(0.18)%	16.69%
Return on average assets (h)	(0.07)%	1.46%
Return on average assets adjusted for non-core items (h)(j)	(0.05)%	1.49%
Average stockholders' equity to average assets	13.61%	13.15%
Average total loans to average deposits	85.93%	89.36%
Net interest margin (h)(k)	3.51%	3.80%
Efficiency ratio (l)	66.64%	62.71%
Efficiency ratio adjusted for non-core items (m)	65.55%	62.21%
Pre-provision net revenue to total average assets (n)	1.45%	1.79%
Dividend payout ratio (o)(p)	NM	40.84%
Total loans to deposits (g)	85.74%	87.33%
Total investment securities as percentage of total assets (g)	23.42%	21.90%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (g)(q)	0.93%	0.66%
Nonperforming assets as a percent of total assets (g)(q)	0.61%	0.45%
Nonperforming assets as a percent of total loans and OREO (g)(q)	0.94%	0.67%
Criticized loans as a percent of total loans (g)(r)	3.12%	3.28%
Classified loans as a percent of total loans (g)(s)	2.36%	1.73%
Allowance for credit losses as a percent of total loans (e)(g)	1.47%	0.76%
Allowance for credit losses as a percent of nonperforming loans (e)(g)(q)	158.49%	115.28%
Provision for (recovery of) credit losses as a percent of average total loans (b)	2.37%	(0.04)%
Net charge-offs (recoveries) as a percentage of average total loans	0.07%	(0.15)%
Capital Information (a)(g)
Common equity tier 1 capital ratio (t)	13.91%	13.96%
Tier 1 risk-based capital ratio	14.16%	14.22%
Total risk-based capital ratio (tier 1 and tier 2)	15.38%	14.98%
Tier 1 leverage ratio	10.06%	10.31%
Common equity tier 1 capital	$415,768	$389,394
Tier 1 capital	423,259	396,719
Total capital (tier 1 and tier 2)	459,727	417,658
Total risk-weighted assets	$2,988,263	$2,788,935
Total stockholders' equity to total assets	13.06%	13.32
Tangible equity to tangible assets (f)	9.47%	9.70%
(a)Reflects the impact of the acquisition of First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019.
(b)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the current expected credit loss ("CECL") model. Prior to the adoption of CECL, the provision for (recovery of) credit losses was the "provision for (recovery of) loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, which includes purchased credit deteriorated loans, held-to-maturity investment securities, and the unfunded commitment liability in 2020.
(c)Total non-interest income excluding net gains and losses, is a non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found under the caption "Efficiency Ratio (non-US GAAP)."
(d)Net income includes non-core non-interest expenses totaling $551,000 for the first three months of 2020 and $253,000 for the first three months of 2019. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (non-US GAAP)."
(e)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
(f)These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these non-US GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”
(g)Data presented as of the end of the period indicated.
(h)Ratios are presented on an annualized basis.
(i)Return on average tangible equity ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Return on Average Tangible Equity Ratio (non-US GAAP).”

(j)Return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and/or losses, acquisition-related expenses, pension settlement charges, severance charges and COVID-19 expenses included in earnings. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)."
(k)Information presented on a fully tax-equivalent basis.
(l)The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio (non-US GAAP).”
(m)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, acquisition-related expenses, pension settlement charges, severance expenses and COVID-19 expenses included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Efficiency Ratio (non-US GAAP).”
(n)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and/or losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue (non-US GAAP).”
(o)The dividend payout ratio is calculated based on dividends declared during the period divided by net (loss) income for the period.
(p)NM = not meaningful
(q)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned. The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing,
(r)Includes loans categorized as special mention, substandard and doubtful.
(s)Includes loans categorized as substandard and doubtful.
(t)Peoples' capital conservation buffer was 7.38% at March 31, 2020 and 6.98% at March 31, 2019, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict - on economies (local, national and international) and markets, and on Peoples' customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities, including actions directed toward the containment of the COVID-19 pandemic and stimulus packages, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
(2)the success, impact, and timing of the implementation of Peoples' business strategies and its ability to manage strategic initiatives, including the expansion of commercial and consumer lending activity;
(3)competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, which can in turn impact Peoples' credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;
(4)changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures taken by the U.S. government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the Coronavirus Aid, Relief and Economic

Security ("CARES") Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
(6)the effects of easing restrictions on participants in the financial services industry;
(7)local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and the relationship of the U.S. and its global trading partners) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
(8)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;
(9)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer creditworthiness generally, which may be less favorable than expected in light of the COVID-19 pandemic and adversely impact the amount of interest income generated;
(10)Peoples may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
(11)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;
(12)the impact of estimates and inputs used within models, which may vary materially from actual outcomes, including under the newly-adopted current expected credit loss model (or "CECL model");
(13)the discontinuation of London Interbank Offered Rates and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
(14)adverse changes in the conditions and trends in the financial markets, including the impacts of the COVID-19 pandemic and the related responses by governmental and nongovernmental authorities to the pandemic, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
(15)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
(16)Peoples' ability to receive dividends from its subsidiaries;
(17)Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;
(18)the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;
(19)Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(20)Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(21)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;
(22)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic), legislative or regulatory initiatives (including those in response to the COVID-19 pandemic), or other factors, which may be different than anticipated;
(23)the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(24)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, or violence;

(25)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics (including COVID-19), cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts;
(26)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(27)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(28)Peoples' ability to identify, acquire, or integrate suitable strategic acquisitions, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(29)Peoples' continued ability to grow deposits; and
(30)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q.
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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2019 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 88 locations, including 77 full-service bank branches, and 85 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky, and west central West Virginia through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2020, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2019 Form 10-K.
 Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦On April 20, 2020, Peoples signed an asset purchase agreement under which Peoples Bank will acquire the operations and assets of Triumph Premium Finance (“TPF”), a division of TBK Bank, SSB. Based in Kansas City, Missouri, TPF provides premium finance services for customers to purchase property and casualty insurance products through its network of independent insurance agency customers nationwide. Closing is expected to occur during the third quarter of 2020 and is subject to regulatory approval and other conditions set forth in the asset purchase agreement.
◦On April 2, 2020, Peoples entered into a First Amendment to Loan Agreement to extend the maturity of the Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association, entered into on April 3, 2019. The First Amendment to Loan Agreement extends the maturity from April 2, 2020 to April 1, 2021. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦In March 2020, the CARES Act created a new loan guarantee program called the Paycheck Protection Program ("PPP") targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Peoples is a PPP participating lender. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples has also been selected to partner with JobsOhio, a private nonprofit organization charged with economic development. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples is also providing relief solutions to consumer and commercial borrowers during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦During the first quarter of 2020, Peoples recorded a provision for credit losses of $17.0 million, compared to a provision for loan losses of $1.1 million for the linked quarter and a recovery of loan losses of $263,000 for the first quarter of 2019. The increase in the provision for credit losses compared to the fourth and first quarters of 2019 was primarily due to the recent developments related to COVID-19 and the resulting impact on the economic assumptions used in the CECL model. The first quarters of 2020 and 2019 included recoveries of $1.2 million and $1.8 million, respectively, recorded on a previously charged-off commercial loan.
◦Peoples incurred $368,000 in pension settlement costs during the first quarter of 2020 due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such costs during the linked quarter or the first quarter of 2019.
◦On February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20 million of its outstanding common shares, which Peoples' Board of Directors had authorized on November 3, 2015 and which was terminated on February 27, 2020. During the first quarter of 2020, Peoples repurchased 436,137 of its common shares through its share repurchase programs that existed at that time for a total of $10.2 million. During the first quarter of 2019, Peoples repurchased 26,427 of its common shares through its share repurchase program that existed at that time for a total of $805,000.
◦During the first quarter of 2020, Peoples recognized an additional $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits from the fourth quarter of 2019 that exceeded the cash surrender value of the insurance policies, compared to $482,000 during the fourth quarter of 2019, and none in the first quarter of 2019.
◦During the first quarter of 2020, Peoples recognized a credit to its FDIC insurance premiums related to its quarterly assessment as a result of the deposit insurance fund reaching its target threshold for smaller banks to recognize a credit to their insurance expense. Peoples also recognized credits during the third and fourth quarters of 2019.
◦During the first quarter of 2020, Peoples incurred $10,000 of acquisition-related costs, compared to $65,000 in the fourth quarter of 2019, and $253,000 in the first quarter of 2019. The acquisition-related costs in 2020 and 2019 were primarily related to the First Prestonsburg acquisition.
◦During the first quarter of 2020, Peoples closed one full-service bank branch located in West Virginia when the lease for the location expired in January 2020. Additionally, Peoples provided notification during 2020 that it will be closing one additional full-service bank branch located in Kentucky in July 2020, which is leased. During the fourth quarter of 2019, Peoples closed one full-service bank branch located in Kentucky. During the second quarter of 2019, Peoples closed one full-service bank branch located in West Virginia. During the first quarter of 2019, Peoples closed one full-service bank branch located in West Virginia and one insurance office located in Ohio. The locations closed during 2019 were closed when the respective leases for those Kentucky, West Virginia and Ohio locations expired. Most employees at the closed locations filled open positions at other branches or offices.
◦On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the current expected credit loss("CECL") model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in the accrued expenses and other liabilities line of the Unaudited Consolidated Balance Sheets; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
◦On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000.
◦During the first quarter of 2019, Peoples sold its restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock, resulting in a gain of $787,000 recorded in other non-interest income.
◦During the fourth quarter of 2019, Peoples entered into one interest rate swap with a notional value of $10.0 million, which will mature in 2024, with an interest rate of 1.59%. During the third quarter of 2019, Peoples entered into one interest rate swap with a notional value of $10.0 million, which will mature in 2029, with an interest rate of 1.44%. During the second quarter of 2019, Peoples entered into three interest rate swaps with a notional value in the aggregate of $30.0 million, which will mature between 2023 and 2026, with interest rates ranging from 1.89% to 1.91%. For additional information regarding Peoples' interest rate swaps, refer to "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
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
◦In an effort to stimulate an economy that was being heavily damaged by the impacts of the COVID-19, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded a net loss of $0.8 million for the first quarter of 2020, or a loss of $0.04 per diluted common share, compared to net income of $14.9 million, or $0.72 per diluted common share, for the fourth quarter of 2019, and net income of $14.4 million, or $0.73 per diluted share, for the first quarter of 2019. Non-core items negatively impacted loss per diluted common share by $0.02 for the first quarter of 2020. Earnings per diluted common share were negatively impacted by $0.01 for the fourth quarter of 2019, and positively impacted by $0.09 for the first quarter of 2019, by non-core items. The net loss in the first quarter of 2020, was primarily a result of the provision for credit losses recorded during the quarter, which was driven by the economic developments and uncertainties related to COVID-19. The provision for credit losses was calculated under the CECL accounting methodology in accordance with ASU 2016-13, which is sensitive to future economic projections. Additional information regarding the provision for credit losses can be found later in this discussion under the caption “RESULTS OF OPERATIONS - Provision for (Recovery of) Credit Losses.”
Net interest income was $34.6 million for the first quarter of 2020, down 1% compared to $35.1 million for the fourth quarter of 2019, and an increase of 2% compared to $33.9 million for the first quarter of 2019. Net interest margin was 3.51% for the first quarter of 2020, compared to 3.56% for the fourth quarter of 2019, and 3.80% for the first quarter of 2019. Net interest income was impacted by one less calendar day in the first quarter of 2020 compared to the linked quarter. The declines in net interest income and net interest margin compared to the linked quarter were both impacted by the declining interest rate environment during the first quarter of 2020, which resulted in lower yields on loans and investment security portfolios, partially offset by lower deposit costs. Compared to the first quarter of 2019, the improvement in net interest income was primarily due to the impact of the acquired First Prestonsburg loans and deposits, while the decline in the net interest margin was driven by lower yields on investment securities, given accelerated premium amortization due to higher prepayment speeds.
Accretion income, net of amortization expense, from acquisitions was $1.1 million for the first quarter of 2020, $1.8 million for the fourth quarter of 2019, and $722,000 for the first quarter of 2019, which added 11 basis points, 18 basis points, and 8 basis points, respectively, to net interest margin. Net accretion income in the fourth quarter of 2019 was boosted by an acquired commercial loan that paid off during the quarter, which positively impacted the net interest margin by 6 basis points.
During the first quarter of 2020, Peoples recorded a provision for credit losses of $17.0 million, compared to a provision for loan losses of $1.1 million for the fourth quarter of 2019 and a recovery of loan losses of $263,000 for the first quarter of 2019. Net charge-offs for the first quarter of 2020 were $498,000, or 0.07% of average total loans annualized, compared to net charge-offs of $1.2 million, or 0.16% of average total loans annualized, for the linked quarter and net recoveries of $1.0 million, or 0.15% of average total loans annualized, for the first quarter of 2019. The provision for credit losses during the current quarter was primarily due to the economic downturn related to COVID-19 and the resulting impact on the economic assumptions used in estimating the allowance of credit losses under the CECL model in accordance with ASU 2016-13.
For the first quarter of 2020, total non-interest income decreased $1.4 million, or 8%, compared to the fourth quarter of 2019 and was up $308,000, or 2%, compared to the first quarter of 2019. Compared to the fourth quarter of 2019, electronic banking income and mortgage banking income were negatively impacted by traditional seasonality factors combined with declining customer activity as the quarter progressed related to the COVID-19 pandemic. Additionally, mortgage banking income during the first quarter of 2020 included a $182,000 write-down of mortgage servicing rights. In the first quarter of 2020, commercial loan swap fees were down considerably from the linked quarter's record high level. These declines were partially offset by an increase in insurance income compared to the linked quarter, mainly due to annual performance-based insurance commissions that are primarily received in the first quarter each year and are a core component of insurance income. The increase in total non-interest income from the first quarter of 2019 was driven by increases in deposit account service charges, electronic banking income, mortgage banking income, and trust and investment income, which were positively impacted by the First Prestonsburg acquisition. These increases were partially offset by a decline in insurance income and the impact of additional income recorded during the first quarter of 2019 of $787,000 related to the sale of restricted Class B Visa stock.
Total non-interest expense increased $804,000, or 2%, for the first quarter of 2020 compared to the fourth quarter of 2019 and grew $2.5 million, or 8%, compared to the first quarter of 2019. The first quarter of 2020 included pension settlement charges of $368,000 and expenses related to COVID-19 totaling $140,000. The increase compared to the linked quarter was driven by a $1.0 million, or 5%, increase in salaries and employee benefit costs, partially offset by declines in professional fees of $238,000, or 12%, and amortization of intangibles of $159,000, or 18%. Salaries and employee benefit costs were driven by additional expenses which occur primarily in the first quarter of each year related to stock-based compensation and contributions to employee health benefit accounts. The growth in total non-interest expense compared to the first quarter of 2019 was led by higher salaries and employee benefit costs, professional fees, foreclosed real estate and other loan expenses, and electronic banking expenses, partially offset by a decline in FDIC insurance premiums. Salaries and employee benefit costs were impacted by the additional employees from the First Prestonsburg acquisition, annual merit increases, and the continued movement towards a $15 per hour minimum wage throughout Peoples' organization. These costs were partially offset by a decline in medical insurance expenses due to lower claims compared to the first quarter of 2019.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the first quarter of 2020 was 66.6%, compared to 61.9% for the fourth quarter of 2019 and 62.7% for the first quarter of 2019. The increase in the efficiency ratio compared to the linked quarter was primarily due to the decline in revenue, which was negatively impacted by the developments related to COVID-19 and its impact on the interest rate environment, combined with the increase in total non-interest expense. The efficiency ratio, when adjusted for non-core items, was 65.5% for the first quarter of 2020, compared to 61.3% for the fourth quarter of 2019 and 62.2% for the first quarter of 2019.
Peoples recorded an income tax benefit of $156,000 for the first quarter of 2020, compared to income tax expense of $2.8 million for the linked quarter and $3.4 million for the first quarter of 2019. The income tax benefit during the first quarter of 2020 was driven by a pretax net loss, which was the result of a $17.0 million provision for credit losses recorded during the quarter.
At March 31, 2020, total assets were $4.47 billion, compared to $4.35 billion at December 31, 2019. The 3% increase compared to December 31, 2019 was driven by an increase in cash and cash equivalents of $48.5 million, loan growth of $37.9 million, coupled with an increase in total investment securities of $35.9 million. The allowance for credit losses increased to $42.8 million, or 1.47% of total loans, compared to $21.6 million and 0.75%, respectively, at December 31, 2019.

Total liabilities were $3.89 billion at March 31, 2020, up $125.6 million since December 31, 2019. The increase in total liabilities during the first three months of 2020 was primarily due to an increase in deposits of $107.0 million, partially offset by a decline in borrowings of $7.6 million.
At March 31, 2020, total stockholders' equity was $583.7 million, a decrease of $10.7 million compared to December 31, 2019. The decrease in total stockholders' equity was driven by a combination of the repurchase of 436,137 common shares for a total of $10.2 million during the first quarter of 2020, dividends declared of $7.0 million, a $3.7 million adjustment related to the adoption of the CECL accounting standard, and a net loss of $765,000. These were partially offset by other comprehensive income of $9.7 million, which was primarily the result of a higher market value related to the available-for-sale investment securities portfolio, partially offset by a decline in the value of cash flow hedges, both of which were driven by overall decreases in market interest rates during the quarter.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Net interest income	$34,636	$35,121	$33,914
Taxable equivalent adjustments	272	287	200
Fully tax-equivalent net interest income	$34,908	$35,408	$34,114

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$73,798	$236	1.29%	$64,790	$(26)	(0.16)%	$16,247	$176	4.39%
Investment securities (b)(c)(d):
Taxable	928,182	5,428	2.34%	930,469	5,581	2.40%	780,721	5,847	3.00%
Nontaxable	106,934	829	3.10%	110,010	854	3.11%	83,319	680	3.26%
Total investment securities	1,035,116	6,257	2.42%	1,040,479	6,435	2.47%	864,040	6,527	3.03%
Loans (c)(d)(e):
Construction	97,839	1,251	5.06%	87,731	1,308	5.83%	131,683	1,732	5.26%
Commercial real estate, other	837,602	10,057	4.75%	833,507	11,349	5.33%	806,181	10,596	5.26%
Commercial and industrial	649,437	7,424	4.52%	624,939	7,739	4.85%	578,954	7,681	5.31%
Residential real estate (f)	665,737	8,371	5.03%	664,742	7,923	4.77%	603,253	6,927	4.59%
Home equity lines of credit	131,673	1,775	5.42%	133,534	1,872	5.56%	131,089	1,860	5.75%
Consumer, indirect	415,986	4,409	4.26%	420,229	4,555	4.30%	409,975	4,088	4.04%
Consumer, direct	76,707	1,354	7.10%	79,285	1,421	7.11%	73,457	1,189	6.56%
Total loans	2,874,981	34,641	4.80%	2,843,967	36,167	5.02%	2,734,592	34,073	5.00%
Allowance for credit losses (d)	(27,548)			(21,600)			(20,406)
Net loans	2,847,433	34,641	4.84%	2,822,367	36,167	5.05%	2,714,186	34,073	5.04%
Total earning assets	3,956,347	41,134	4.14%	3,927,636	42,576	4.28%	3,594,473	40,776	4.55%
Goodwill and other intangible assets	177,984			178,163			161,673
Other assets	247,296			244,615			229,475
Total assets	$4,381,627			$4,350,414			$3,985,621
Interest-bearing deposits:
Savings accounts	$522,893	$74	0.06%	$523,767	$111	0.08%	$472,656	$91	0.08%
Governmental deposit accounts	328,407	715	0.88%	317,819	824	1.03%	297,537	557	0.76%
Interest-bearing demand accounts	628,677	248	0.16%	631,003	254	0.16%	569,472	247	0.18%
Money market accounts	476,477	673	0.57%	455,595	773	0.67%	395,324	531	0.54%
Retail certificates of deposit	488,948	2,059	1.69%	490,163	2,252	1.82%	396,977	1,417	1.45%
Brokered certificates of deposit	191,955	860	1.80%	243,118	1,274	2.08%	314,163	2,001	2.58%
Total interest-bearing deposits	2,637,357	4,629	0.71%	2,661,465	5,488	0.82%	2,446,129	4,844	0.80%
Borrowed funds:
Short-term FHLB advances	206,283	994	1.94%	208,638	1,114	2.12%	198,643	1,115	2.28%
Repurchase agreements and other	47,351	45	0.38%	48,249	42	0.35%	46,111	58	0.50%
Total short-term borrowings	253,634	1,039	1.65%	256,887	1,156	1.79%	244,754	1,173	1.94%
Long-term FHLB advances	101,804	447	1.77%	75,936	405	2.12%	100,930	508	2.04%
Other borrowings	7,471	111	5.94%	7,431	119	6.41%	7,304	137	7.50%
Total long-term borrowings	109,275	558	2.05%	83,367	524	2.50%	108,234	645	2.41%
Total borrowed funds	362,909	1,597	1.77%	340,254	1,680	1.96%	352,988	1,818	2.09%
Total interest-bearing liabilities	3,000,266	6,226	0.83%	3,001,719	7,168	0.95%	2,799,117	6,662	0.96%
Non-interest-bearing deposits	708,512			685,147			613,924
Other liabilities	76,603			72,436			48,384
Total liabilities	3,785,381			3,759,302			3,461,425
Stockholders’ equity	596,246			591,112			524,196
Total liabilities and stockholders’ equity	$4,381,627			$4,350,414			$3,985,621
Interest rate spread (c)		$34,908	3.31%		$35,408	3.33%		$34,114	3.59%
Net interest margin (c)			3.51%			3.56%			3.80%

(a) The fourth quarter amounts reflect an adjustment related to Peoples' balance sheet interest rate swap transactions of $310,000.
(b) Average balances are based on carrying value.
(c) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.

(d) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in accrued expense and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income.
(e) Average balances include nonaccrual and impaired loans. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(f) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2020 Compared to
(Dollars in thousands)	December 31, 2019			March 31, 2019
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments (b)	$494	$(232)	$262	$(778)	$838	$60
Investment Securities (c):
Taxable	(140)	(13)	(153)	(4,967)	4,548	(419)
Nontaxable	(2)	(23)	(25)	(209)	358	149
Total investment income	(142)	(36)	(178)	(5,176)	4,906	(270)
Loans (c):
Construction	(665)	608	(57)	(63)	(418)	(481)
Commercial real estate, other	(1,654)	362	(1,292)	(2,736)	2,197	(539)
Commercial and industrial	(1,694)	1,379	(315)	(4,243)	3,986	(257)
Residential real estate	436	12	448	691	753	1,444
Home equity lines of credit	(62)	(35)	(97)	(141)	56	(85)
Consumer, indirect	(68)	(78)	(146)	253	68	321
Consumer, direct	(2)	(65)	(67)	102	63	165
Total loan income	(3,709)	2,183	(1,526)	(6,137)	6,705	568
Total interest income	$(3,357)	$1,915	$(1,442)	$(12,091)	$12,449	$358
INTEREST EXPENSE:
Deposits:
Savings accounts	$(37)	$—	$(37)	$(69)	$52	$(17)
Governmental deposit accounts	(267)	158	(109)	94	64	158
Interest-bearing demand accounts	(4)	(2)	(6)	(101)	102	1
Money market accounts	(295)	195	(100)	25	117	142
Retail certificates of deposit	(186)	(7)	(193)	272	370	642
Brokered certificates of deposit	(161)	(253)	(414)	(499)	(642)	(1,141)
Total deposit cost	(950)	91	(859)	(278)	63	(215)
Borrowed funds:
Short-term borrowings	(104)	(13)	(117)	(394)	260	(134)
Long-term borrowings	(357)	391	34	(117)	30	(87)
Total borrowed funds cost	(461)	378	(83)	(511)	290	(221)
Total interest expense	(1,411)	469	(942)	(789)	353	(436)
Fully tax-equivalent net interest income (b)	$(1,946)	$1,446	$(500)	$(11,302)	$12,096	$794
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)The comparison to the three months ended December 31, 2019 reflects an adjustment in the fourth quarter of 2019 related to Peoples' balance sheet interest rate swap transactions of $310,000.
(c)Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.
Net interest income was impacted by one less calendar day in the first quarter of 2020 compared to the linked quarter. Net interest income and net interest margin were both impacted by the declining interest rate environment during the first quarter of 2020, which resulted in lower yields on the loan and the investment securities portfolios. The Board of Governors of the Federal Reserve System lowered the Federal Funds effective target range by 150 basis points during the first quarter of 2020 to 0.00% to 0.25%.

Peoples' variable rate commercial loans are subject to changes in the London Interbank Offered Rate and the prime rate, both of which declined during the first quarter of 2020. Yields on investment securities were negatively impacted by higher prepayment speeds, which increased premium amortization. These declines were partially offset by lower deposit costs, primarily due to a decrease in interest rates paid on deposits.
The increase in net interest income compared to the first quarter of 2019 was driven by higher interest income on loans, combined with lower interest rates paid on deposits, which were partially offset by a decline in interest income on investment securities. The increase in interest income on loans was primarily due to higher loan balances, which were impacted by the acquired First Prestonsburg loans. The decrease in investment securities interest income was mostly related to the higher premium amortization associated with faster prepayment speeds. The decline in net interest margin was largely driven by the lower yields on investment securities due to a decline in interest rates and higher premium amortization.
Accretion income, net of amortization expense, from acquisitions was $1.1 million for the first quarter of 2020, $1.8 million for the fourth quarter of 2019, and $722,000 for the first quarter of 2019, which added 11 basis points, 18 basis points, and 8 basis points, respectively, to net interest margin. Net accretion income in the fourth quarter of 2019 was boosted by an acquired commercial loan that paid off during the quarter, which positively impacted the net interest margin by 6 basis points. The increase in net accretion income compared to the first quarter of 2019 was due to the First Prestonsburg acquisition.
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
Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Provision for (recovery of) other credit losses	$16,824	$999	$(360)
Provision for checking account overdraft credit losses	145	137	97
Total provision for (recovery of) credit losses	$16,969	$1,136	$(263)
As a percentage of average total loans (a)	2.37%	0.16%	(0.04)%
(a) Presented on an annualized basis.
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. During the first quarter of 2020, Peoples adopted ASU 2016-13, and utilized the CECL model to determine its allowance for credit losses, while prior periods used the incurred loss model. The CECL model utilized by Peoples relies on economic forecasts, as well as other key assumptions including prepayments, probability of default and loss given default. Under the incurred loss model, the process for estimating allowance for loan losses considered various factors that affect losses, such as changes in Peoples’ loan quality and historical loss experience. Given the relatively low recent loss history, the incurred loss model was highly dependent on qualitative factors to arrive at an appropriate allowance for loan losses in periods prior to 2020. These qualitative factors included current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs.
The provision for credit losses for the first quarter of 2020 was primarily due to the economic downturn related to COVID-19 and the resulting impact on the economic assumptions used in estimating the allowance of credit losses under the CECL model. Net charge-offs for the first quarter of 2020 were $498,000, or 0.07% of average total loans annualized, compared to net charge-offs of $1.2 million, or 0.16% of average total loans annualized, for the linked quarter and net recoveries of $1.0 million, or 0.15% of average total loans annualized, for the first quarter of 2019.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net (Losses) Gains Included in Total Non-Interest Income
Net (losses) gains include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net (losses) gains:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Net gain on investment securities	$319	$94	$30

Net loss on asset disposals and other transactions:
Net loss on other assets	$(70)	$(188)	$(157)
Net loss on OREO	(17)	(44)	(25)
Net gain on other transactions	—	3	—
Net loss on asset disposals and other transactions	$(87)	$(229)	$(182)
During the first quarter of 2020, Peoples sold investment securities to lock in gains. Net losses on other assets during the first quarter of 2020 and the linked quarter were driven by net losses on repossessed assets. Net loss on other assets during the first quarter of 2019 included $118,000 of market value write-downs related to closed offices that were held for sale.
Total Non-Interest Income, Excluding Net Gains and Losses
Insurance income comprised the largest portion of the first quarter 2020 total non-interest income. The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Property and casualty insurance commissions	2,590	2,645	2,674
Life and health insurance commissions	102	513	359
Performance-based commissions	1,291	35	1,419
Other fees and charges	147	116	169
Insurance income	$4,130	$3,309	$4,621
Revenue related to performance-based commissions is primarily recognized in the first quarter of each year and is a core component of insurance income. The decline in life and health insurance commissions compared to the fourth quarter of 2019 was related to the timing of recognition of premiums.
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
E-banking income	$3,280	$3,849	$2,987
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The decrease in e-banking income compared to the linked quarter was driven by the reduced usage of debit cards, which is typically higher in the fourth quarter of each year and was negatively impacted during the first quarter of 2020 by the stay-at-home orders put in place in Peoples' markets at the end of the quarter related to COVID-19. The increase in e-banking income compared to the first quarter of 2019 was the result of the increased usage of debit cards by more customers, which includes the impact of additional cardholders obtained in the acquisition of First Prestonsburg.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Fiduciary income	$1,622	$1,667	$1,636
Brokerage income	1,160	1,147	965
Employee benefits fees	480	627	511
Trust and investment income	$3,262	$3,441	$3,112
Employee benefits income for the first quarter of 2020 declined compared to the fourth quarter of 2019 primarily due to a decrease in the assets under administration and management at the end of the first quarter of 2020 resulting from the market decline.

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
(Dollars in thousands)
Assets under administration and management:
Trust	$1,385,161	$1,572,933	$1,504,036	$1,501,110	$1,471,422
Brokerage	816,260	944,002	904,191	887,745	863,286
Total	$2,201,421	$2,516,935	$2,408,227	$2,388,855	$2,334,708
Quarterly average	$2,425,849	$2,458,770	$2,397,515	$2,356,121	$2,312,098
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,649	$1,920	$1,433
Account maintenance fees	980	1,019	752
Other fees and charges	191	210	156
Deposit account service charges	$2,820	$3,149	$2,341
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. The decline in the first quarter of 2020 in overdraft and non-sufficient funds fees from the fourth quarter of 2019 was primarily due to seasonality of customer activity combined with a disruption of customer activity at the end of the first quarter of 2020 as a result of the developments related to COVID-19. Income from deposit account service charges for the first quarter of 2020 were up compared to the year-ago quarter primarily due to the First Prestonsburg acquisition, coupled with fully implemented new deposit account fee schedules which were put in place in March 2019.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Mortgage banking income	$750	$1,336	$788
Bank owned life insurance income	582	968	485
Commercial loan swap fees	244	794	146
Other non-interest income	437	452	1,101
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The decrease in mortgage banking income from the fourth quarter of 2019 was mainly due to a seasonal decline combined with a disruption of customer activity as a result of the developments related to the COVID-19 pandemic. Additionally, mortgage banking income during the first quarter of 2020 included a $182,000 write-down of mortgage servicing rights.
In the first quarter of 2020, Peoples sold approximately $22.0 million in loans to the secondary market with servicing retained and sold approximately $14.0 million in loans with servicing released, compared to approximately $27.8 million and $17.6 million, respectively, in the linked quarter, and approximately $13.7 million and $10.9 million, respectively, in the first quarter of 2019. The volume of sales has a direct impact on the amount of mortgage banking income.
Bank owned life insurance income during the first quarter of 2020 included the recognition of an additional $109,000 of tax-free death benefits during the fourth quarter of 2019 that exceeded the cash surrender value of the insurance policies, compared to $482,000 during the fourth quarter of 2019, and none in the first quarter of 2019.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees declined from a record high in the linked quarter, reflecting a typically slower first quarter and the impact of COVID-19, which slowed customer demand late in the first quarter of 2020. The increase compared to the first quarter of 2019 was driven by slightly higher customer demand, given the low rate environment and the favorable rates that customers can lock in by utilizing a swap.
Other non-interest income for the first quarter of 2019 included $787,000 of income related to the sale of restricted Class B Visa stock during the first quarter of 2019.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Base salaries and wages	$12,696	$13,016	$11,874
Sales-based and incentive compensation	2,662	3,159	2,609
Employee benefits	2,544	1,972	2,690
Stock-based compensation	1,383	567	1,208
Payroll taxes and other employment costs	1,362	950	1,377
Deferred personnel costs	(729)	(761)	(556)
Salaries and employee benefit costs	$19,918	$18,903	$19,202
Full-time equivalent employees:
Actual at end of period	898	900	859
Average during the period	898	910	869

In both comparisons, base salaries and wages were impacted by merit increases and the continued movement towards a $15 per hour minimum wage throughout Peoples' organization. The $15 per hour minimum wage was phased in beginning in 2018 and was largely implemented as of January 1, 2020. Compared to the linked quarter, these increases were offset by a decline in severance expense of $257,000 and additional expense during the fourth quarter of 2019 related to employees who carried paid-time-off balances into 2020. Compared to the first quarter of 2019, base salaries and wages were also impacted by additional employees, primarily as a result of the First Prestonsburg acquisition in April 2019.
The decrease in sales-based and incentive compensation for the first quarter of 2020 compared to the fourth quarter of 2019, was related to overall company performance measures used in calculating incentive awards, combined with lower sales-based compensation from mortgage banking reflecting the reduced volume of real estate loans for sale in the secondary market.
The increase in employee benefits for the first quarter of 2020, compared to the linked quarter, was primarily due to annual contributions to employee health benefit accounts which resulted in an expense of $427,000. These contributions occur primarily in the first quarter of each year. Additionally, Peoples' 401(k) contributions increased $174,000 compared to the linked quarter due to 401(k) contributions for employees who reached maximum contributions during 2019, which reset at January 1, 2020, as well as a higher percentage match (from 4% match to 5%) incentive. Compared to the first quarter of 2019, the decline in employee benefits was driven by lower medical insurance costs, partially offset by an increase in expense related to 401(k) contributions compared to the first quarter of 2019.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. The $1.4 million of stock-based compensation for the first quarter of 2020, which was an increase of $816,000 compared to the fourth quarter of 2019, included $464,000 of expense related to stock grants to retirement eligible individuals, and $349,000 of expense related to the annual vesting of prior stock grants.
The increase in payroll taxes and other employment costs, compared to the linked quarter, included higher social security and unemployment taxes. Certain higher earners reached their individual taxable earnings limit for social security and unemployment taxes prior to or during the fourth quarter of 2019. Those limits reset at the beginning of the new calendar year, resulting in a higher expense during the first quarter of 2020 compared to the fourth quarter of 2019.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year, which increased in 2020 compared to 2019.
The increase in full-time equivalent employees compared to the first quarter of 2019 was mainly due to additional employees from the First Prestonsburg acquisition.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Depreciation	$1,455	$1,508	$1,249
Repairs and maintenance costs	757	728	770
Net rent expense	305	302	288
Property taxes, utilities and other costs	637	685	671
Net occupancy and equipment expense	$3,154	$3,223	$2,978
Compared to the first quarter of 2019, net occupancy and equipment expense was impacted by increased depreciation related to investments in technological infrastructure and equipment (mainly ATMs), and the additional full-service bank branches from the First Prestonsburg acquisition, six of which are owned.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
E-banking expense	$1,865	$1,846	$1,577
Data processing and software expense	1,752	1,648	1,545
Professional fees	1,693	1,931	1,276
Franchise tax expense	882	797	705
Amortization of other intangible assets	729	888	694
Foreclosed real estate and other loan expenses	578	632	255
Marketing expense	473	573	594
Communication expense	280	318	278
FDIC insurance (credits) premiums	(5)	(150)	371
Other non-interest expense	3,006	2,912	2,385
E-banking expense was up compared to the first quarter of 2019 due to customers completing a higher volume of transactions using their debit cards, and Peoples' Internet and mobile banking service.  The increase in expenses related to Peoples' Internet and mobile banking services was driven by increases in customer accounts and customer usage of mobile and online banking tools, driven by the acquisition of First Prestonsburg in April 2019, as well as the annual increase in the cost of each unit of service in Internet and mobile banking.
The increase in data processing and software expense compared to prior periods was driven by systems and software upgrades and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features.
Professional fees decreased from the fourth quarter of 2019, primarily due to lower legal expenses. Compared to the first quarter of 2019, professional fees were up due to recruiting fees and consulting work performed during the first quarter of 2020.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the first quarter of 2020 declined compared to the fourth quarter of 2019 as a result of the declining amortization from previous acquisitions. Compared to the first quarter of 2019, amortization of intangible assets increased mainly due to additional amortization related to the acquisition of First Prestonsburg.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. Expenses related to state franchise taxes, which includes Ohio FIT, increased in the first quarter of 2020 compared to the fourth quarter of 2019 due to higher equity as of December 31, 2019 compared to December 31, 2018. Expenses related to state franchise taxes increased in the first quarter of 2020 compared to the first quarter of 2019 primarily due to additional taxes in Kentucky as a result of the First Prestonsburg acquisition in 2019.
Marketing expense decreased compared to the fourth quarter of 2019 and the first quarter of 2019, due to the timing of product marketing campaigns. Marketing expense during 2019 included brand awareness and product marketing campaigns due to Peoples' expanded footprint as a result of the First Prestonsburg acquisition in 2019.
Foreclosed real estate and other loan expenses increased compared to the first quarter of 2019 primarily due to the increase in costs related to the higher production of residential real estate mortgage loans sold to the secondary market, which were driven by customer demand resulting from the decline in interest rates during the latter half of 2019 and the first quarter of 2020. Higher credit bureau expense and dealer participation payments related to higher indirect consumer lending for the quarter also contributed to the increase.
Peoples recognized credits to its FDIC insurance premiums related to its quarterly assessments during the first quarter of 2020 and the fourth quarter of 2019, compared to an expense during the first quarter of 2019. The FDIC insurance premiums credits were related to the level of the federal Deposit Insurance Fund ("DIF") that continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples cannot reasonably anticipate any future recognition of credits, as the DIF is analyzed on a quarterly basis, and is the premise for receiving credits.
Other non-interest expense for the first quarter of 2020 increased $621,000 compared to the first quarter of 2019. The increase was primarily due to pension settlement charges of $368,000 and expenses of $135,000 related to COVID-19 included in other non-interest expense during the first quarter of 2020, for which there were no similar expenses in the first quarter of 2019. COVID-19 expenses consisted of a $100,000 donation to Peoples' employee hardship and disaster relief fund and technology costs related to remote access for employees.
Income Tax Expense (Benefit)
Peoples recorded an income tax benefit of $156,000 for the first quarter of 2020, compared to an expense of $2.8 million for the linked quarter and an expense of $3.4 million for the first quarter of 2019. The income tax benefit during the first quarter of 2020 was driven by a pretax net loss, which was the result of a $17.0 million provision for credit losses recorded during the quarter.
Additional information regarding income taxes can be found in "Note 12 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2019 Form 10-K.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and/or losses included in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Pre-provision net revenue:
(Loss) income before income taxes	$(921)	$17,627	$17,746
Add: provision for credit losses (a)	16,969	1,136	—
Add: net loss on OREO	17	44	25
Add: net loss on other assets	70	188	157
Less: recovery of credit losses (a)	—	—	263
Less: net gain on investment securities	319	94	30
Less: gain on other transactions	—	3	—
Pre-provision net revenue	$15,816	$18,898	$17,635
Total average assets	$4,381,627	$4,350,414	$3,985,621
Pre-provision net revenue to total average assets (annualized)	1.45%	1.72%	1.79%

Weighted-average common shares outstanding - diluted	20,538,214	20,559,127	19,508,868
Pre-provision net revenue per common share - diluted	$0.77	$0.91	$0.90
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. Prior to the adoption of CECL, the provision for (recovery of) credit losses was the "provision for (recovery of) loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, which includes purchased credit deteriorated loans, held-to-maturity investment securities, and the unfunded commitment liability.
The decline in PPNR, the ratio of PPNR, and PPNR per diluted common share to total assets in both comparisons was driven by the impact of traditional seasonal factors, combined with the recent developments related to COVID-19 and the reactions of governmental authorities, individuals and businesses, and the impact on the economy, which negatively impacted revenues while expenses increased.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19 expenses.
The following tables provide reconciliations of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$34,325	$33,521	$31,860
Less: acquisition-related expenses	30	65	253
Less: pension settlement charges	368	—	—
Less: severance expenses	13	270	—
Less: COVID-19 expenses	140	—	—
Core non-interest expense	$33,774	$33,186	$31,607

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)

Efficiency ratio:
Total non-interest expense	$34,325	$33,521	$31,860
Less: amortization of other intangible assets	729	888	694
Adjusted total non-interest expense	$33,596	$32,633	$31,166

Total non-interest income	$15,737	$17,163	$15,429
Less: net gain on investment securities	319	94	30
Less: net loss on asset disposals and other transactions	(87)	(229)	(182)
Total non-interest income excluding net gains and losses	$15,505	$17,298	$15,581

Net interest income	$34,636	$35,121	$33,914
Add: fully tax-equivalent adjustment (a)	272	287	200
Net interest income on a fully tax-equivalent basis	$34,908	$35,408	$34,114

Adjusted revenue	$50,413	$52,706	$49,695

Efficiency ratio	66.64%	61.92%	62.71%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$33,774	$33,186	$31,607
Less: amortization of other intangible assets	729	888	694
Adjusted core non-interest expense	$33,045	$32,298	$30,913

Core non-interest income excluding net gains and losses	$15,505	$17,298	$15,581
Net interest income on a fully tax-equivalent basis	34,908	35,408	34,114
Adjusted revenue	$50,413	$52,706	$49,695

Efficiency ratio adjusted for non-core items	65.55%	61.28%	62.21%
(a) Based on a 21% statutory federal corporate income tax rate.
The efficiency ratio and the efficiency ratio adjusted for non-core items for the first quarter of 2020 were negatively impacted by traditional seasonal factors, combined with the recent developments related to COVID-19 and the reactions of governmental authorities, individuals and businesses, and the impact on the economy. These factors drove the decline in revenue, while expenses increased.

Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19 expenses..
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)

Annualized net (loss) income adjusted for non-core items:
Net (loss) income	$(765)	$14,860	$14,369
Less: net gain on investment securities	319	94	30
Add: tax effect of net gain on investment securities (a)	67	20	6
Add: net loss on asset disposals and other transactions	87	229	182
Less: tax effect of net loss on asset disposals and other transactions (a)	18	48	38
Add: acquisition-related expenses	30	65	253
Less: tax effect of acquisition-related expenses (a)	6	14	53
Add: pension settlement charges	368	—	—
Less: tax effect of pension settlement charges (a)	77	—	—
Add: severance expenses	13	270	—
Less: tax effect of severance expenses (a)	3	57	—
Add: COVID-19 expenses	140	—	—
Less: tax effect of COVID-19 (a)	29	—	—
Net (loss) income adjusted for non-core items (after tax)	$(512)	$15,231	$14,689
Days in the period	91	92	90
Days in the year	366	365	365
Annualized net (loss) income	$(3,077)	$58,955	$58,274
Annualized net (loss) income adjusted for non-core items (after tax)	$(2,059)	$60,427	$59,572
Return on average assets:
Annualized net (loss) income	$(3,077)	$58,955	$58,274
Total average assets	4,381,627	4,350,414	3,985,621
Return on average assets	(0.07)%	1.36%	1.46%
Return on average assets adjusted for non-core items:
Annualized net (loss) income adjusted for non-core items (after tax)	$(2,059)	$60,427	$59,572
Total average assets	4,381,627	4,350,414	3,985,621
Return on average assets adjusted for non-core items	(0.05)%	1.39%	1.49%
(a) Based on a 21% statutory federal corporate income tax rate.
The negative returns on average assets and on average assets adjusted for non-core items in the first quarter of 2020 were driven by the $17.0 million provision for credit losses recorded for expected credit losses due to the economic downturn related to the impacts of COVID-19 pandemic during the quarter and the resulting impact on the economic assumptions used in estimating the allowance of credit losses under the CECL model. Future provisioning will be directly related to changes in the economic assumptions, mainly U.S. and Ohio unemployment levels and Ohio Gross Domestic Product, as well as other credit quality indicators.

Return on Average Tangible Equity Ratio (non-US GAAP)
The return on average tangible equity ratio is a key financial measure used to monitor performance. This ratio is calculated as annualized net (loss) income (less the after-tax impact of amortization of other intangible assets) divided by average tangible equity. This measure is non-US GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
(Dollars in thousands)
Annualized net (loss) income excluding amortization of other intangible assets:
Net (loss) income	$(765)	$14,860	$14,369
Add: amortization of other intangible assets	729	888	694
Less: tax effect of amortization of other intangible assets (a)	153	186	146
Net (loss) income excluding amortization of other intangible assets	$(189)	$15,562	$14,917
Days in the period	91	92	90
Days in the year	366	365	365
Annualized net (loss) income	$(3,077)	$58,955	$58,274
Annualized net (loss) income excluding amortization of other intangible assets	$(760)	$61,741	$60,497
Average tangible equity:
Total average stockholders' equity	$596,246	$591,112	$524,196
Less: average goodwill and other intangible assets	177,984	178,163	161,673
Average tangible equity	$418,262	$412,949	$362,523
Return on average stockholders' equity ratio:
Annualized net (loss) income	$(3,077)	$58,955	$58,274
Average stockholders' equity	$596,246	$591,112	$524,196
Return on average stockholders' equity	(0.52)%	9.97%	11.12%
Return on average tangible equity ratio:
Annualized net (loss) income excluding amortization of other intangible assets	$(760)	$61,741	$60,497
Average tangible equity	$418,262	$412,949	$362,523
Return on average tangible equity	(0.18)%	14.95%	16.69%
(a) Based on a 21% statutory federal corporate income tax rate.
The negative returns on average stockholders' equity and on average tangible equity ratios during the first quarter of 2020 were primarily due to the $17.0 million provision for credit losses recorded for expected credit losses due to the economic downturn related to the COVID-19 pandemic during the quarter and the resulting impact on the economic assumptions used in estimating the allowance of credit losses under the CECL model, which resulted in a net loss for the first quarter of 2020.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2020, Peoples' interest-bearing deposits in other banks increased $45.2 million from December 31, 2019. The total cash and cash equivalent balance included $34.6 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2020, compared to $15.6 million at December 31, 2019. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2020, Peoples' total cash and cash equivalents increased $48.5 million as Peoples' net cash used in investing activities of $51.1 million was less than the sum of net cash provided by financing and operating activities of $81.3 million and $18.2 million, respectively. Peoples' investing activities reflected a net decrease of $32.3 million in loans and $72.9 million in purchases of available-for-sale investment securities, which were partially offset by $68.7 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $107.0 million net increase in deposits and $50.0 million of proceeds from long-term borrowings, offset partially by a decrease of $57.3 million in short-term borrowings, as well as the purchase of $10.2 million of treasury stock under the share repurchase program and $6.9 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$6,361	$8,209	$12,145	$19,051	$—
States and political subdivisions	108,812	114,104	115,613	125,418	84,827
Residential mortgage-backed securities	823,893	791,009	835,172	748,132	706,976
Commercial mortgage-backed securities	17,061	18,088	20,461	22,664	6,649
Bank-issued trust preferred securities	4,708	4,691	4,644	4,099	4,118
Total fair value	$960,835	$936,101	$988,035	$919,364	$802,570
Total amortized cost	$932,179	$929,395	$976,286	$910,431	$806,641
Net unrealized gain (loss)	$28,656	$6,706	$11,749	$8,933	$(4,071)
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions (a)	3,838	$4,346	$4,395	$4,398	$4,401
Residential mortgage-backed securities	29,070	21,494	22,412	23,335	28,348
Commercial mortgage-backed securities	5,830	5,907	7,022	7,106	2,857
Total amortized cost	$38,738	$31,747	$33,829	$34,839	$35,606
Other investment securities	$46,924	$42,730	$43,045	$43,508	$41,449
Total investment securities:
Amortized cost	$1,017,841	$1,003,872	$1,053,160	$988,778	$883,696
Carrying value	$1,046,497	$1,010,578	$1,064,909	$997,711	$879,625

(a) Amortized cost is presented net of the allowance for credit losses of $6,000.
At March 31, 2020, available-for-sale securities were up compared to December 31, 2019 primarily due to increases in fair value driven by overall declines in market interest rates during the first quarter of 2020. Compared to December 31, 2019, the increase in held-to-maturity securities was driven by purchases during the quarter. The increases in investment securities at March 31, 2020 compared to March 31, 2019 was driven by the investment securities acquired in the First Prestonsburg acquisition, combined with increases in fair value driven by overall declines in market interest rates during the latter half of 2019 and the first quarter of 2020.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Originated loans:
Construction	$106,415	$83,283	$100,338	$102,904	$116,992
Commercial real estate, other	707,339	671,576	659,103	641,061	630,679
Commercial real estate	813,754	754,859	759,441	743,965	747,671
Commercial and industrial	611,791	622,175	564,279	548,460	558,070
Residential real estate	293,078	314,935	308,964	299,173	297,667
Home equity lines of credit	91,344	93,013	92,910	90,374	90,831
Consumer, indirect	418,022	417,127	423,217	419,595	410,172
Consumer, direct	71,230	70,852	72,699	72,209	69,710
Consumer	489,252	487,979	495,916	491,804	479,882
Deposit account overdrafts	610	878	1,081	676	518
Total originated loans	$2,299,829	$2,273,839	$2,222,591	$2,174,452	$2,174,639
Acquired loans (a):
Construction	$4,450	$5,235	$4,435	$6,775	$7,966
Commercial real estate, other	190,478	161,662	171,096	201,909	171,785
Commercial real estate	194,928	166,897	175,531	208,684	179,751
Commercial and industrial	42,739	40,818	43,961	51,506	34,837
Residential real estate	332,288	346,541	358,053	348,439	308,137
Home equity lines of credit	36,667	39,691	41,942	41,262	38,084
Consumer, indirect	44	58	67	90	111
Consumer, direct	4,942	5,681	8,171	9,100	2,021
Consumer	4,986	5,739	8,238	9,190	2,132
Total acquired loans	$611,608	$599,686	$627,725	$659,081	$562,941
Total loans	$2,911,437	$2,873,525	$2,850,316	$2,833,533	$2,737,580
Percent of loans to total loans:
Construction	3.8%	3.1%	3.8%	3.9%	4.6%
Commercial real estate, other	30.8%	29.0%	29.1%	29.7%	29.3%
Commercial real estate	34.6%	32.1%	32.9%	33.6%	33.9%
Commercial and industrial	22.5%	23.1%	21.3%	21.2%	21.7%
Residential real estate	21.5%	23.0%	23.4%	22.9%	22.1%
Home equity lines of credit	4.4%	4.6%	4.7%	4.6%	4.7%
Consumer, indirect	14.4%	14.5%	14.9%	14.8%	15.0%
Consumer, direct	2.6%	2.7%	2.8%	2.9%	2.6%
Consumer	17.0%	17.2%	17.7%	17.7%	17.6%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$503,158	$496,802	$488,724	$473,443	$464,575

(a) Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at March 31, 2020 increased $37.9 million, or 5% annualized, compared to December 31, 2019, and $173.9 million, or 6%, compared to March 31, 2019.
The increase compared to December 31, 2019 was driven by growth in originated and acquired commercial real estate loan balances, and originated construction loan balances. These increases were partially offset by declines in originated and acquired residential real estate loan balances and originated commercial and industrial loan balances.
The increase compared to March 31, 2019 was driven by originated loan balances, which increased $125.2 million, or 6%. The increase in originated loan balances compared to March 31, 2019, was driven by growth in originated commercial real estate loan balances and originated commercial and industrial loan balances, partially offset by a decline in originated construction loan balances. Acquired loan balances increased $48.7 million, or 9%, driven by loans acquired from First Prestonsburg and the purchase of residential real estate loans.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2020:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Assisted living facilities and nursing homes	$29,020	$32,719	$61,739	31.5%
Apartment complexes	24,780	24,450	49,230	25.1%
Educational services	18,623	—	18,623	9.5%
Mixed used facilities	6,650	663	7,313	3.7%
Land development	4,786	2,161	6,947	3.5%
Retail	3,431	2,363	5,794	3.0%
Land only	5,031	851	5,882	3.0%
Residential property	1,880	3,386	5,266	2.7%
Office buildings	3,178	2,176	5,354	2.7%
Other (a)	13,486	16,593	29,977	15.3%
Total construction	$110,865	$85,362	$196,125	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$74,850	$3,180	$78,030	8.9%
Non-owner occupied	66,680	4,126	70,806	8.1%
Total office buildings and complexes	141,530	7,306	148,836	17.0%
Mixed-use facilities:
Owner occupied	58,394	1,493	59,887	6.9%
Non-owner occupied	42,580	532	43,112	4.9%
Total mixed-use facilities	100,974	2,025	102,999	11.8%
Retail facilities:
Owner occupied	39,005	612	39,617	4.5%
Non-owner occupied	56,931	98	57,029	6.5%
Total retail facilities	95,936	710	96,646	11.0%
Apartment complexes	83,031	4,596	87,627	10.0%
Warehouse facilities	64,935	6,528	71,463	8.2%
Light industrial facilities:
Owner occupied	45,602	1,078	46,680	5.3%
Non-owner occupied	22,235	1,088	23,323	2.7%
Total light industrial facilities	67,837	2,166	70,003	8.0%
Lodging and lodging related	52,396	846	53,242	6.1%
Assisted living facilities and nursing homes	42,710	250	42,960	4.9%
Land only	18,611	1,679	20,290	2.3%
Day care facilities:
Owner occupied	16,143	544	16,687	1.9%
Non-owner occupied	2,288	—	2,288	0.3%
Total day care facilities	18,431	544	18,975	2.2%
Health care facilities:
Owner occupied	8,539	140	8,679	1.0%
Non-owner occupied	9,859	2	9,861	1.1%
Total health care facilities	18,398	142	18,540	2.1%
Gas station facilities:
Owner occupied	12,718	—	12,718	1.5%
Non-owner occupied	4,543	—	4,543	0.5%
Total gas station facilities	17,261	—	17,261	2.0%
Other (a)	175,767	4,281	125,046	14.4%
Total commercial real estate, other	$897,817	$31,073	$873,888	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either March 31, 2020 or December 31, 2019.
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created a new loan guarantee program called the PPP targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Peoples is a PPP participating lender, and has authorized approximately $480 million of loans through May 1, 2020. Peoples will continue to provide PPP loans, to the extent that increases are made to the program.

JobsOhio Partnership
Peoples has also been selected to partner with JobsOhio, a private nonprofit organization charged with economic development. JobsOhio will provide a 90% guarantee on the first $25 million of increased exposure to small businesses, where customers may obtain up to $200,000 of additional financing, subject to certain eligibility requirements.
Payment Relief and Loan Modifications
Peoples is also providing relief solutions to consumer and commercial borrowers. For consumer borrowers, Peoples is providing interest-only payment options to customers for a period of up to 90 days, with the ability to extend if needed and qualifications are met. Peoples is also providing forbearance to its consumer borrowers which allows to defer their principal and interest payments for up to 90 days for non-residential real estate consumer loans and up to 180 days for residential real estate consumer loans. As of May 1, 2020, Peoples had approved forbearance or payment relief for 1,137 customers, for loan balances of $39 million, and executed forbearance or payment relief for over 819 consumer loan customers, with loan balances of nearly $22 million, in obtaining relief through forbearance programs or deferred payments.
In addition, for commercial borrowers who meet certain criteria, Peoples is providing principal and interest deferrals, and increased financing. As of May 1, 2020, Peoples had approved $534 million of loan modifications to commercial loan customers. Peoples will continue to work with its customers in identifying relief solutions during this economic downturn.
Portfolio Exposure
Peoples has evaluated its portfolio exposure to certain industries most impacted by the COVID-19 pandemic, which includes restaurants, lodging and lodging related businesses, floorplans, office and retail facilities, as well as daycare facilities. Peoples has been proactive in working with clients within these industries, and is keeping in close communication. Peoples has made loan modifications, when it is prudent to do so, and is monitoring early warnings signs of risk within these industry segments. These segments comprise approximately 70% of the total commercial loan modifications approved in response to COVID-19.
Below is a table detailing Peoples' outstanding balance of loans within certain industries that have been impacted:

(Dollars in thousands)	Outstanding Balance	% of Total Loans	Loan-to-Value	Total Commitment
Restaurants	$157,485	5.4%	62.1%	$171,051
Multifamily	117,175	4.0%	60.1%	146,225
Floorplans (a)	96,536	3.3%	100.0%	128,350
Assisted living facilities and nursing homes	79,515	2.7%	72.9%	111,084
Lodging and lodging related	70,605	2.4%	64.8%	82,203
Total	$521,316	17.8%		$638,913
(a) Individual units financed under dealer floor plan agreements are generally financed in line with industry standards at 100% of manufacturer invoice, auction cost, or wholesale value.
Approximately 77% of Peoples' outstanding balance to restaurants is to McDonald's franchise operators, which have additional guarantor support, as well as corporate assistance with rent and service fee deferments. Of the remaining outstanding balance of restaurant loans, approximately 20% are enhanced with SBA guarantees. As of May 1, 2020, Peoples had modified approximately $129 million of restaurant loans. Peoples approved $121 million in modifications to McDonald’s operators and $8 million to non-McDonald’s operators. The total portfolio outstanding balances of non-McDonald’s operators was $37 million at March 31, 2020.
In addition, for multifamily loans, Peoples has sponsors with extensive experience and substantial liquidity. The top five relationships, in terms of aggregate credit exposures, account for 40% of the portfolio balances. The top five relationships consist of five properties with an average loan-to-value of 68%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 80%. These relationships have average liquidity greater than $1 million. Additional support is provided by guarantor strength on the majority of these relationships. The largest loan in the portfolio accounts for 14% of the portfolio balance. The loan has notable guarantor support, with a reported unencumbered liquidity level of more than $200 million.
For floorplan loans, Peoples has a robust monitoring and audit process, and performs collateral audits frequently.
Approximately 80% of the assisted living facilities and nursing homes are private pay and are not dependent upon Medicare, and as of May 1, 2020, Peoples had no requests from these customers for relief.

The majority of Peoples' lodging and lodging related outstanding balances are larger established franchises. The top five relationships, in terms of aggregate credit exposures, account for 84% of the portfolio balance. The top five relationships consist of six properties with an average loan-to-value of 56%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 65%. These relationships have average liquidity of greater than $1 million. Additional support is provided by guarantor strength on the majority of these relationships. As of May 1, 2020, Peoples had modified approximately $70 million of lodging and lodging related loans.
Peoples' exposure to energy loans was not material at March 31, 2020. Energy loan balances were $6.1 million, or less than 1% of total loans, as of March 31, 2020, with a total commitment of $8.7 million. Peoples' energy loans are mostly operators with support services for oil and gas companies.
Allowance for Credit Losses
The amount of the allowance for credit losses at the end of each period represents management's estimate of expected losses from existing loans based upon its quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses expected within the loan portfolio.
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Commercial real estate	$13,884	$7,333	$8,466	$8,245	$8,297
Commercial and industrial	8,743	8,432	7,162	7,197	6,743
Total commercial	22,627	15,765	15,628	15,442	15,040
Residential real estate	5,744	1,191	1,162	1,184	1,213
Home equity lines of credit	1,695	546	567	598	608
Consumer, indirect	10,878	2,937	3,247	3,172	3,133
Consumer, direct	1,803	294	339	342	351
Consumer	12,681	3,231	3,586	3,514	3,484
Deposit account overdrafts	86	94	128	86	61
Originated allowance for credit losses	42,833	20,827	21,071	20,824	20,406
Acquired allowance for credit losses(1)	—	729	514	533	533
Allowance for credit losses(2)	$42,833	$21,556	$21,585	$21,357	$20,939
As a percent of total loans	1.47%	0.75%	0.76%	0.75%	0.76%
(1) As of March 31, 2020, the amounts previously included in "acquired allowance for credit losses" is included in the originated allowance for credit losses under the current expected credit loss model.
(2) As of March 31, 2020, Peoples calculated the allowance for credit losses using the current expected credit loss model, while previous periods used the incurred loss model.
At March 31, 2020, the allowance for loan losses was $42.8 million, compared to $21.6 million at December 31, 2019 and $20.9 million at March 31, 2019. The ratio of the allowance for loan losses as a percent of total loans was 1.47% at March 31, 2020, compared to 0.75% at December 31, 2019 and 0.76% at March 31, 2019. Peoples implemented ASU 2016-13 on January 1, 2020, which resulted in an increase of $5.8 million in allowance for credit losses. The remaining significant increase in the allowance for credit losses at March 31, 2020 compared to December 31, 2019 was mostly due to the recent COVID-19 pandemic, and the resulting impact to economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors. The economic forecast used in the March 31, 2020 calculation of the allowance for credit losses included higher unemployment rates and lower Ohio Gross Domestic Product, which drove much of the increase in the allowance for credit losses at March 31, 2020.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans" of the Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Gross charge-offs:
Commercial real estate, other	$10	$—	$—	$43	$113
Commercial and industrial	937	738	261	—	63
Residential real estate	118	55	81	67	109
Home equity lines of credit	14	10	36	—	9
Consumer, indirect	721	563	447	346	473
Consumer, direct	62	61	54	33	63
Consumer	783	624	501	379	536
Deposit account overdrafts	213	219	283	176	173
Total gross charge-offs	$2,075	$1,646	$1,162	$665	$1,003
Recoveries:
Commercial real estate, other	$116	$53	$86	$2	$10
Commercial and industrial	1,204	322	81	228	1,784
Residential real estate	57	9	87	102	31
Home equity lines of credit	1	1	8	1	1
Consumer, indirect	125	41	67	47	115
Consumer, direct	14	7	5	27	13
Consumer	139	48	72	74	128
Deposit account overdrafts	60	48	51	50	56
Total recoveries	$1,577	$481	$385	$457	$2,010
Net charge-offs (recoveries):
Commercial real estate, other	$(106)	$(53)	$(86)	$41	$103
Commercial and industrial	(267)	416	180	(228)	(1,721)
Residential real estate	61	46	(6)	(35)	78
Home equity lines of credit	13	9	28	(1)	8
Consumer, indirect	596	522	380	299	358
Consumer, direct	48	54	49	6	50
Consumer	644	576	429	305	408
Deposit account overdrafts	153	171	232	126	117
Total net charge-offs (recoveries)	$498	$1,165	$777	$208	$(1,007)
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	(0.01)%	—%	(0.01)%	0.01%	0.02%
Commercial real estate	(0.01)%	(0.01)%	(0.01)%	0.01%	0.02%
Commercial and industrial	(0.04)%	0.06%	0.03%	(0.03)%	(0.26)%
Residential real estate	0.01%	0.01%	—%	—%	0.01%
Consumer, indirect	0.08%	0.07%	0.05%	0.03%	0.05%
Consumer, other	0.01%	0.01%	0.01%	—%	0.01%
Consumer	0.09%	0.08%	0.06%	0.03%	0.06%
Deposit account overdrafts	0.02%	0.02%	0.03%	0.02%	0.02%
Total	0.07%	0.16%	0.11%	0.03%	(0.15)%
Each with "--%" not meaningful.
Net charge-offs during the first quarter of 2020 continued to be low as a result of relatively stable asset quality metrics. The first quarters of 2020 and 2019 included recoveries of $1.2 million and $1.8 million, respectively, recorded on a previously charged-off commercial loan.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Loans 90+ days past due and accruing (a):
Construction	$—	$—	$—	$230	$—
Commercial real estate, other	—	907	582	557	15
Commercial real estate	—	907	582	787	15
Commercial and industrial	806	155	572	261	50
Residential real estate	557	2,677	3,095	2,291	963
Home equity lines of credit	143	108	183	53	42
Consumer, indirect	—	—	—	—	4
Consumer, direct	37	85	83	57	—
Consumer	37	85	83	57	4
Total loans 90+ days past due and accruing	$1,543	$3,932	$4,515	$3,449	$1,074
Nonaccrual loans (a):
Construction	$99	411	$230	$688	$703
Commercial real estate, other	9,167	6,699	6,723	6,427	6,459
Commercial real estate	9,266	7,110	6,953	7,115	7,162
Commercial and industrial	4,408	1,824	883	1,748	1,719
Residential real estate	6,156	4,471	4,237	3,868	4,479
Home equity lines of credit	978	955	893	1,001	1,065
Consumer, indirect	637	629	568	383	440
Consumer, direct	122	48	55	13	17
Consumer	759	677	623	396	457
Total nonaccrual loans	$21,567	$15,037	$13,589	$14,128	$14,882
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$410	$102	$112	$122	$127
Commercial and industrial	602	331	332	332	332
Residential real estate	2,484	1,890	1,770	1,664	1,389
Home equity lines of credit	174	210	194	193	195
Consumer, indirect	197	211	203	152	159
Consumer, direct	48	—	—	—	5
Consumer	245	211	203	152	164
Total nonaccrual TDRs	$3,915	$2,744	$2,611	$2,463	$2,207
Total nonperforming loans ("NPLs")	$27,025	$21,713	$20,715	$20,040	$18,163
OREO:
Commercial	$145	$145	$145	$—	$—
Residential	$81	$82	$144	$123	$81
Total OREO	$226	$227	$289	$123	$81
Total nonperforming assets ("NPAs")	$27,251	$21,940	$21,004	$20,163	$18,244
Criticized loans (b)	$90,881	$96,830	$100,434	$97,016	$89,812
Classified loans (c)	68,787	66,154	58,938	63,048	47,327

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Asset Quality Ratios:
NPLs as a percent of total loans (d)(e)	0.93%	0.75%	0.73%	0.71%	0.66%
NPAs as a percent of total assets (d)(e)	0.61%	0.50%	0.48%	0.47%	0.45%
NPAs as a percent of total loans and OREO (d)(e)	0.94%	0.76%	0.74%	0.71%	0.67%
Allowance for loan losses as a percent of NPLs (d)	158.49%	99.28%	104.20%	106.57%	115.28%
Criticized loans as a percent of total loans (b)(d)	3.12%	3.37%	3.52%	3.42%	3.28%
Classified loans as a percent of total loans (c)(d)	2.36%	2.30%	2.07%	2.23%	1.73%
(a) The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting.
(b) Includes loans categorized as special mention, substandard or doubtful.
(c) Includes loans categorized as substandard or doubtful.
(d) Data presented as of the end of the period indicated.
(e) Nonperforming loans include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting. The remaining increases in nonperforming assets compared to December 31, 2019 and March 31, 2019, were primarily due to a $1.5 million commercial relationship and several smaller commercial relationships being placed on nonaccrual. The increase in nonperforming assets at March 31, 2020 compared to March 31, 2019 was also partially due to acquired loans from First Prestonsburg.
Criticized loans, which are those categorized as special mention, substandard or doubtful, decreased $5.9 million, or 6%, compared to December 31, 2019. The decline was mostly due to paydowns and upgrades of several loans during the quarter. The increase in criticized loans compared to March 31, 2019 was largely related to acquired First Prestonsburg loans, partially offset by the upgrade of several commercial relationships. Classified loans, which are those categorized as substandard or doubtful, increased $2.6 million, or 4%, compared to December 31, 2019, driven by the downgrade of a commercial loan relationship totaling $3.6 million. The increase in classified loans compared to March 31, 2019 was driven by the downgrades of four commercial loan relationships totaling $18.8 million.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Non-interest-bearing deposits (a)	$727,266	$671,208	$677,232	$643,058	$628,464
Interest-bearing deposits:
Interest-bearing demand accounts (a)	637,011	635,720	622,496	610,464	572,316
Savings accounts	527,295	521,914	526,372	526,746	477,824
Retail certificates of deposit ("CDs")	487,153	490,830	488,942	497,221	404,186
Money market deposit accounts	485,999	469,893	441,989	428,213	403,642
Governmental deposit accounts	400,184	293,908	337,941	331,754	363,636
Brokered CDs	133,522	207,939	262,230	326,157	287,345
Total interest-bearing deposits	2,671,164	2,620,204	2,679,970	2,720,555	2,508,949
Total deposits	$3,398,430	$3,291,412	$3,357,202	$3,363,613	$3,137,413
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2020, period-end deposits were up $107.0 million, or 3% compared to December 31, 2019, and increased $261.0 million, or 8%, compared to March 31, 2019. Compared to December 31, 2019, the majority of the increase was seasonal, driven by an increase in governmental deposits of $106.3 million. Non-interest-bearing deposit account balances grew $56.1 million, or 8%, and brokered CDs were down $74.4 million, or 36%, compared to the linked quarter. The increase in period-end deposits compared to March 31, 2019 was primarily driven by the deposits acquired in the First Prestonsburg acquisition.

Over the past four quarters, Peoples has reduced its reliance on higher-rate brokered CDs, which include one-way buy Certificate of Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered CDs to fund interest rate swaps. During each of the fourth and third quarter of 2019, Peoples issued $10.0 million of 90-day brokered CDs to fund one interest rate swap with a notional value of $10.0 million. During the second quarter of 2019, Peoples issued $30.0 million of 90-day brokered CDs to fund three $10.0 million interest rate swaps with a notional value in the aggregate of $30.0 million. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps.
Total demand deposit accounts comprised 40% of total deposits at both March 31, 2020 and December 31, 2019, compared to 38% at March 31, 2019. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, and relying on higher-cost, non-core deposits, such as brokered CDs when deposits are not available in Peoples' footprint.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Short-term borrowings:
Overnight borrowings	$64,000	$141,000	$106,000	$—	$24,000
FHLB 90-day advances	110,000	110,000	110,000	117,200	110,000
Current portion of long-term FHLB advances	45,000	23,009	23,069	23,129	13,188
Retail repurchase agreements	40,661	42,968	49,081	46,128	44,175
Total short-term borrowings	$259,661	$316,977	$288,150	$186,457	$191,363
Long-term borrowings:
FHLB advances	$125,300	$75,672	$76,785	$78,324	$98,670
Junior subordinated debt securities	7,491	7,451	7,409	7,367	7,325
Total long-term borrowings	$132,791	$83,123	$84,194	$85,691	$105,995
Total borrowed funds	$392,452	$400,100	$372,344	$272,148	$297,358
Peoples' overnight borrowings are maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. The decrease in overnight borrowings of $141.0 million as of March 31, 2020 compared to December 31, 2019, was primarily tied to the growth in deposits during the quarter. As of March 31, 2020, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were funded by 90-day brokered CDs, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the first quarter of 2020, Peoples borrowed $50.0 million of long-term FHLB putable, non-amortizing fixed-rates advances. Compared to March 31, 2019, the increase in FHLB advances was partially offset by principal payments.
Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
Capital/Stockholders’ Equity
At March 31, 2020, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2020, Peoples had a capital conservation buffer of 7.38%. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2020.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Capital Amounts:
Common Equity Tier 1	$415,768	$427,415	$417,468	$410,978	$389,394
Tier 1	423,259	434,866	424,877	418,345	396,719
Total (Tier 1 and Tier 2)	459,727	456,422	446,462	439,702	417,658
Net risk-weighted assets	$2,988,263	$2,930,355	$2,933,848	$2,903,386	$2,788,935
Capital Ratios:
Common Equity Tier 1	13.91%	14.59%	14.23%	14.16%	13.96%
Tier 1	14.16%	14.84%	14.48%	14.41%	14.22%
Total (Tier 1 and Tier 2)	15.38%	15.58%	15.22%	15.14%	14.98%
Tier 1 leverage ratio	10.06%	10.41%	10.28%	10.26%	10.31%
As a result of the implementation of ASU 2016-13 on January 1, 2020, Peoples recorded a one-time transition adjustment to retained earnings of $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for purchased credit deteriorated loans), the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes. Based on current accounting guidance, Peoples is electing to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period.
During the first quarter of 2020, Peoples repurchased 436,137, or $10.2 million, of common shares pursuant to a previously authorized Rule 10b5-1 plan. Peoples continues to evaluate repurchases under its program as appropriate, based on market conditions and other relevant factors. At March 31, 2020, Peoples continued to have strong capital levels. Peoples is closely monitoring capital levels, in light of the COVID-19 pandemic, and the potential impact of its effect upon future earnings. Peoples has stress tested its capital metrics, and will continue to adjust capital levers as necessary to ensure adequate capital is maintained.
In addition to the implementation of ASU 2016-13 and the repurchase of common shares during the first quarter of 2020, Peoples' capital ratios at March 31, 2020 compared to December 31, 2019, were impacted by dividends declared of $7.0 million and the net loss of $765,000 during the first quarter of 2020. During 2019, Peoples' capital ratios increased primarily due to earnings, which exceeded dividends declared and paid. Peoples' capital ratios at June 30, 2019 compared to March 31, 2019 were also impacted by the increase in risk-weighted assets, which was largely attributable to the First Prestonsburg acquisition.
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Tangible equity:
Total stockholders' equity	$583,721	$594,393	$588,533	$579,022	$535,121
Less: goodwill and other intangible assets	177,447	177,503	179,126	176,763	161,242
Tangible equity	$406,274	$416,890	$409,407	$402,259	$373,879
Tangible assets:
Total assets	$4,469,120	$4,354,165	$4,396,148	$4,276,376	$4,017,119
Less: goodwill and other intangible assets	177,447	177,503	179,126	176,763	161,242
Tangible assets	$4,291,673	$4,176,662	$4,217,022	$4,099,613	$3,855,877
Tangible book value per common share:
Tangible equity	$406,274	$416,890	$409,407	$402,259	$373,879
Common shares outstanding	20,346,843	20,698,941	20,700,630	20,696,041	19,681,692
Tangible book value per common share	$19.97	$20.14	$19.78	$19.44	$19.00
Tangible equity to tangible assets ratio:
Tangible equity	$406,274	$416,890	$409,407	$402,259	$373,879
Tangible assets	$4,291,673	$4,176,662	$4,217,022	$4,099,613	$3,855,877
Tangible equity to tangible assets	9.47%	9.98%	9.71%	9.81%	9.70%
Tangible book value per common share declined at March 31, 2020 compared to December 31, 2019, due to the decrease in tangible equity, partially offset by the decline in common shares outstanding resulting from the repurchase of common shares. The decline in the tangible equity to tangible assets ratio at March 31, 2020 compared to December 31, 2019, was a result of asset growth, driven primarily by an increase in cash and cash equivalents, combined with the decrease in tangible equity. During 2019, the primary contributor to the increases in tangible book value per common share and the tangible equity to tangible assets ratio was net income, partially offset by dividends paid. The slight decline in the tangible equity to tangible assets ratio at September 30, 2019 compared to June 30, 2019, was a result of asset growth, driven primarily by an increase in the investment securities portfolio. Tangible book value per common share and the tangible equity to tangible assets ratio at June 30, 2019 compared to March 31, 2019, were also impacted by the First Prestonsburg acquisition, which increased tangible equity, common shares outstanding, and tangible assets.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2019 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
300	$27,315	23.1%	$14,806	11.2%	$239,503	23.8%	$35,743	3.2%
200	21,966	18.6%	12,063	9.1%	205,089	20.4%	45,651	4.0%
100	13,172	11.1%	7,895	6.0%	107,683	10.7%	39,137	3.5%
(100)	(7,451)	(6.3)%	(12,524)	(9.5)%	(69,697)	(6.9)%	(63,964)	(5.7)%
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
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages prepay. These prepayment speeds effect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lower or higher impact on net interest income. Peoples generally takes a more conservative approach regarding prepayment speed assumptions.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2020, consideration of the bear steepener and bull flattener scenarios provide insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields largely driven by higher rates on floating rate loans would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization and lower rates on floating rate loans would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2020, Peoples has entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 14 Derivative Financial Instruments” of the Notes to the Unaudited Consolidated Financial Statement included in this Form 10-Q.
At March 31, 2020, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the increase in asset sensitivity from December 31, 2019 was largely attributable to greater forecasted impacts of interest rate movements on the amount of premium amortization in the investment portfolio. The table also illustrates a significant reduction in long-term interest rate risk as evidenced by the change in the modeled impact of rising interest rates on the economic value of equity. The reduction is largely attributable to increased forecasted base case investment portfolio prepayments, which shortens the effective duration of assets and, ultimately, equity.
As interest rates across the yield curve have fallen, Peoples has experienced and will most likely continue to experience net interest margin compression. The confluence of lower LIBOR rates and increased investment securities prepayment speeds has created further headwinds which prevent margin expansion. Peoples should experience positive impacts from retail CDs and term borrowings maturing and re-pricing lower, the expiration of promotional and contractual interest rates, and recently implemented non-maturity deposit rate reductions should begin to materialize over the next one to two quarters.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2019 Form 10-K.
At March 31, 2020, Peoples Bank had liquid assets of $249.8 million, which represented 5.0% of total assets and unfunded loan commitments. This amount exceeded the minimum level by $150.4 million, or 3.0% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $106.8 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
The COVID-19 pandemic presents a unique set of challenges and considerations which necessitate an abundance of caution when addressing liquidity risk. Management has taken action intended to ensure that liquidity levels are more than sufficient to meet the challenges posed by the current environment. Steps taken, before March 31, 2020 and after, to reinforce Peoples' liquidity position include, but are not limited to, the pledging of additional loan and investment securities collateral to counterparties in exchange for additional borrowing capacity, accumulation of larger than normal cash reserves, and purchasing of short-term brokered deposits.
At March 31, 2020 Peoples had $1.03 billion of loans and investment securities pledged to secure borrowing capacities with the Federal Reserve of Cleveland and Federal Home Loan Bank of Cincinnati. As of April 30, 2020, loans and investment securities pledged to these counterparties had increased by $129.8 million to $1.16 billion to secure additional borrowing capacity. Additionally, Peoples plans to utilize the Federal Reserve's Paycheck Protection Program Liquidity Facility (PPPLF) to fund originations under the PPP.
Since March 31, 2020, there has been an increase in deposit balances due to the influx of funds from government stimulus, the PPP and other government actions. At the same time, we have experienced a decrease in the utilization rate for commercial lines of credit, which is related to the increase in cash flow to certain companies, mainly from PPP proceeds. The utilization percentage for consumer line of credit products has been relatively steady. Peoples anticipates that deposit balances will decline over time as the funds are used for intended business purposes and the commercial line of credit utilization percentage should revert back to normal averages as time progresses.
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

The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Home equity lines of credit	$113,605	$112,464	$110,127	$106,456	$103,343
Unadvanced construction loans	97,153	102,491	87,063	95,266	80,916
Other loan commitments	413,515	353,137	365,343	360,872	308,103
Loan commitments	$624,273	$568,092	$562,533	$562,594	$492,362
Standby letters of credit	$12,883	$12,498	$14,983	$14,658	$12,371
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
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
(a)information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;
(b)information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(c)Peoples’ disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A RISK FACTORS
The disclosures below supplement the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2019 Form 10-K.
The COVID-19 pandemic has adversely impacted Peoples' business and financial results, and the ultimate impact on both will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental and nongovernmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other Federal Reserve monetary policy. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, lowered equity market valuations, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in Peoples' 2019 Form 10-K could be exacerbated and such effects could have a material adverse impact on Peoples in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
Credit Risk. Peoples' risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples' commercial borrowers and the financial circumstances of Peoples' consumer borrowers. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples' customers to be unable to make scheduled loan payments.
If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in Peoples' portfolio, Peoples could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover Peoples' exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with existing loans, the ability to liquidate the real estate collateral securing residential and commercial real estate loans, Peoples' ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of Peoples' lending and services, and the financial condition and credit risk of Peoples' customers, both commercial and consumer. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent Peoples from making business decisions or may result in a delay in taking certain remediation actions, such as foreclosure. In addition, Peoples has unfunded commitments to extend credit to customers. During a challenging economic environment like now, customers are more dependent on credit commitments and increased borrowings under these commitments could adversely impact Peoples' liquidity.
Furthermore, in an effort to support Peoples' communities during the pandemic, Peoples is participating in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit Peoples' ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, Peoples is at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that Peoples would have otherwise extended credit.
As described in Peoples' 2019 Form 10-K, on January 1, 2020, Peoples adopted ASU 2016-13, Financial Instruments - Credit Losses (“CECL”), which upon adoption resulted in a reduction to the retained earnings balance of $3.7 million, net of income tax, and a pre-tax increase to the allowance for loan losses of approximately $5.8 million. Due to the adoption of ASU 2016-13, Peoples' financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter Peoples' expectations for credit losses. In addition, due to the expansion of the time horizon over which Peoples is required to estimate future credit losses under CECL, Peoples may experience increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of non-performing loans and net charge-offs if commercial and consumer customers are unable to make scheduled loans payments.
Strategic Risk. Peoples' success may be affected by a variety of external factors that may affect the price or marketability of products and services, changes in interest rates that may increase funding costs, reduced demand for financial products due to economic conditions, and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions to curtail the spread of the virus have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of Peoples' markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products Peoples provides, including a decline in loan originations.
Operational Risk. Current and future restrictions on the access of Peoples' workforce to its facilities could limit Peoples' ability to meet customer service expectations and have a material adverse effect on operations. Peoples relies on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties.
In response to COVID-19, Peoples has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to Peoples' operations and financial performance. Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely. Peoples is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which was held virtually this year. Additionally, travel has been restricted. Peoples is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. Peoples financial service location lobbies have been closed except for advance appointments only. Branch drive-ups, call center, ATMs and online/mobile banking services continue to operate and are the preferred option of service. Even with the precautions undertaken, the continued spread or prolonged impact of the COVID-19 could negatively impact the availability of key personnel or significant numbers of Peoples' staff, who are necessary to conduct Peoples' business.
Further, technology in employees’ homes may not be as robust as in Peoples' offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in the offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of Peoples' information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of Peoples' ability to perform critical functions, including wiring funds, all of which could expose Peoples to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.
Moreover, Peoples relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the underlying collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect Peoples' operations.
Interest Rate Risk. Peoples' net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase Peoples' funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples' assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples' assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples' net income, results of operations and financial condition. Low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Peoples earns on loans and other earning assets, while also likely requiring Peoples to pay to maintain its deposits with the Federal Reserve. Peoples' systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. Peoples cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on Peoples activities and financial results.
Liquidity Risk. Peoples' ability to access short-term funding or liquidity may be limited as a result of the impact of COVID-19 on local and global markets. This situation could further be exacerbated by a reduced deposit base either through customer withdrawals or non-renewal of term deposits. Market stress from the virus could result in reduced cash flow from earning assets including other-than-temporary impairment on investment securities and sustained repayment shortfalls on loans. It is possible that sources of wholesale funding such as the Federal Home Loan Bank, the Federal Reserve Bank, or the brokered certificate of deposit market would no longer be accessible to fund daily liquidity needs.
Because there have been no comparable recent global pandemics that resulted in similar global impact, Peoples does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of Peoples' work from home arrangements, third-party providers’ ability to support operations, and any actions taken by governmental authorities and other third parties in response to the pandemic and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, Peoples may continue to experience material adverse impacts on its business as a result of the virus' global economic impact, including the availability of credit, adverse impacts on Peoples' liquidity and any recession that has occurred or may occur in the future.
There have been no other material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2019 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2020:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2020	530	(2)	$34.70	(2)	—	$14,245,071
February 1 – 29, 2020	60,387	(1)(3)	$30.94	(1)(3)	39,296	$39,328,468
March 1 – 31, 2020	397,742	(1)(2)(3)	$22.78	(1)(2)(3)	396,841	$30,293,671
Total	458,659		$23.87		436,137	$30,293,671
(1)On November 3, 2015, Peoples announced that on that same date, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $20 million of its outstanding common shares. Peoples repurchased 16,340 common shares for $498,000 under this share repurchase program during February 2020. On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. The share repurchase program announced on February 28, 2020 replaced the previous repurchase program which was terminated on February 27, 2020. Peoples repurchased 22,956 and 396,841 common shares for $672,000 and $9.0 million under this share repurchase program during February and March 2020, respectively.
(2)Information reported includes 530 common shares and 544 common shares purchased in open market transactions during January and March, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 21,091 common shares and 357 common shares withheld to satisfy income taxes associated with restricted common shares, which vested during February and March, respectively.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1
Agreement and Plan of Merger, dated as of October 29, 2018, as amended by Amendment No. 1, made and entered into as of December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+
Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp ("Peoples") on Form S-4/A (Registration No. 333-228745)

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Summary of Peoples Bancorp Inc. Annual Incentive Program for executive officers and other employees of Peoples Bancorp Inc. and subsidiaries of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2020]	Incorporated herein by reference to Exhibit 10.3 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 0-16772) ("Peoples 2019 Form 10-K")

10.2	Summary of perquisites for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to 10.4 to Peoples' 2019 Form 10-K

10.3	Summary of Base Salaries for Named Executive Officers of Peoples Bancorp Inc.	Filed herewith

10.4	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.6 to Peoples' 2019 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the three months ended March 31, 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 6, 2020	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 6, 2020	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer