Form 10-Q
period 2020-06-30
PEOPLES BANCORP INC
filed 2020-07-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,919,990 common shares, without par value, at July 28, 2020.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$58,257	$53,263
Interest-bearing deposits in other banks	161,017	61,930
Total cash and cash equivalents	219,274	115,193
Available-for-sale investment securities, at fair value (amortized cost of $853,072 at June 30, 2020 and $929,395 at December 31, 2019) (a)	877,851	936,101
Held-to-maturity investment securities, at amortized cost (fair value of $39,338 at June 30, 2020 and $32,541 at December 31, 2019) (a)(b)	37,367	31,747
Other investment securities	42,656	42,730
Total investment securities (a)(b)	957,874	1,010,578
Loans, net of deferred fees and costs (b)(c)	3,361,019	2,873,525
Allowance for credit losses (b)	(54,362)	(21,556)
Net loans (b)	3,306,657	2,851,969
Loans held for sale	17,009	6,499
Bank premises and equipment, net of accumulated depreciation	61,771	61,846
Bank owned life insurance	70,665	69,722
Goodwill	165,805	165,701
Other intangible assets	10,820	11,802
Other assets	175,944	60,855
Total assets	$4,985,819	$4,354,165
Liabilities
Deposits:
Non-interest-bearing	$1,005,732	$671,208
Interest-bearing	3,019,152	2,620,204
Total deposits	4,024,884	3,291,412
Short-term borrowings	177,912	316,977
Long-term borrowings	112,536	83,123
Accrued expenses and other liabilities (b)	101,310	68,260
Total liabilities	4,416,642	3,759,772
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2020 and December 31, 2019	—	—
Common shares, no par value, 24,000,000 shares authorized, 21,173,862 shares issued at June 30, 2020 and 21,156,143 shares issued at December 31, 2019, including shares held in treasury	421,236	420,876
Retained earnings (b)	173,572	187,149
Accumulated other comprehensive income (loss), net of deferred income taxes	4,634	(1,425)
Treasury stock, at cost, 1,299,219 shares at June 30, 2020 and 504,182 shares at December 31, 2019	(30,265)	(12,207)
Total stockholders’ equity	569,177	594,393
Total liabilities and stockholders’ equity	$4,985,819	$4,354,165
(a) Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $6,000, respectively, as of June 30, 2020.
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
(c) Also referred to throughout this document as "total loans" and "loans held for investment."
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$34,483	$36,660	$69,071	$70,713
Interest and dividends on taxable investment securities	4,141	5,969	9,524	11,779
Interest on tax-exempt investment securities	634	729	1,289	1,266
Other interest income	48	263	284	439
Total interest income	39,306	43,621	80,168	84,197
Interest expense:
Interest on deposits	3,284	5,719	7,913	10,563
Interest on short-term borrowings	574	1,233	1,613	2,406
Interest on long-term borrowings	588	620	1,146	1,265
Total interest expense	4,446	7,572	10,672	14,234
Net interest income	34,860	36,049	69,496	69,963
Provision for credit losses (a)	11,834	626	28,803	363
Net interest income after provision for credit losses	23,026	35,423	40,693	69,600
Non-interest income:
Electronic banking income	3,523	3,267	6,803	6,254
Trust and investment income	3,316	3,401	6,578	6,513
Insurance income	3,191	3,486	7,321	8,107
Deposit account service charges	1,909	2,977	4,729	5,318
Commercial loan swap fees	955	516	1,199	662
Mortgage banking income	938	1,000	1,688	1,788
Bank owned life insurance income	470	490	1,052	975
Net gain (loss) on investment securities	62	(57)	381	(27)
Net loss on asset disposals and other transactions	(122)	(293)	(209)	(475)
Other non-interest income	422	502	859	1,603
Total non-interest income	14,664	15,289	30,401	30,718
Non-interest expense:
Salaries and employee benefit costs	17,985	20,824	37,903	40,026
Net occupancy and equipment expense	3,151	3,132	6,305	6,110
Electronic banking expense	1,879	1,693	3,744	3,270
Professional fees	1,834	2,344	3,527	3,620
Data processing and software expense	1,754	1,567	3,506	3,112
Franchise tax expense	881	772	1,763	1,477
Amortization of other intangible assets	728	824	1,457	1,518
Marketing expense	632	490	1,105	1,084
Foreclosed real estate and other loan expenses	335	469	913	724
Communication expense	294	317	574	595
FDIC insurance premium	152	381	147	752
Other non-interest expense	2,180	6,063	5,186	8,448
Total non-interest expense	31,805	38,876	66,130	70,736
Income before income taxes	5,885	11,836	4,964	29,582
Income tax expense	1,136	2,238	980	5,615
Net income	$4,749	$9,598	$3,984	$23,967
Earnings per common share - basic	$0.24	$0.47	$0.19	$1.20
Earnings per common share - diluted	$0.23	$0.46	$0.19	$1.19
Weighted-average number of common shares outstanding - basic	19,720,315	20,277,028	20,043,329	19,824,035
Weighted-average number of common shares outstanding - diluted	19,858,880	20,442,366	20,183,222	19,972,350
Cash dividends declared	$6,814	$7,035	$13,852	$12,903
Cash dividends declared per common share	$0.34	$0.34	$0.68	$0.64
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model. Prior to the adoption of the CECL model, the provision for (recovery of) credit losses was the "provision for (recovery of) loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans (which includes purchased credit deteriorated loans), held-to-maturity investment securities, and the unfunded commitment liability.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$4,749	$9,598	$3,984	$23,967
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(3,814)	12,947	18,454	21,672
Related tax benefit (expense)	801	(2,719)	(3,875)	(4,551)
Reclassification adjustment for net (gain) loss included in net income	(62)	57	(381)	27
Related tax expense (benefit)	13	(12)	80	(6)
Net effect on other comprehensive (loss) income	(3,062)	10,273	14,278	17,142
Defined benefit plans:
Net (loss) gain arising during the period	(156)	—	(521)	2
Related tax benefit	33	—	109	—
Amortization of unrecognized loss and service cost on benefit plans	36	20	64	37
Related tax expense	(8)	(4)	(14)	(8)
Recognition of loss due to settlement and curtailment	151	—	519	—
Related tax expense	(32)	—	(109)	—
Net effect on other comprehensive (loss) income	24	16	48	31
Cash flow hedges:
Net loss arising during the period	(734)	(3,134)	(10,464)	(4,967)
Related tax benefit	154	658	2,197	1,043
Net effect on other comprehensive (loss) income	(580)	(2,476)	(8,267)	(3,924)
Total other comprehensive (loss) income, net of tax	(3,618)	7,813	6,059	13,249
Total comprehensive income	$1,131	$17,411	$10,043	$37,216

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Stock	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	3,984	—	—	3,984
Other comprehensive income, net of tax	—	—	6,059	—	6,059
Cash dividends declared	—	(13,852)	—	—	(13,852)
Reissuance of treasury stock for common share awards	(2,262)	—	—	2,262	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(986)	(986)
Common shares repurchased under share repurchase program	—	—	—	(20,000)	(20,000)
Common shares issued under dividend reinvestment plan	243	—	—	—	243
Common shares issued under compensation plan for Boards of Directors	20	—	—	253	273
Common shares issued under performance unit awards	41	—	—	138	179
Common shares issued under employee stock purchase plan	(17)	—	—	216	199
Stock-based compensation	2,335	—	—	—	2,335
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, June 30, 2020	$421,236	$173,572	$4,634	$(30,265)	$569,177
(a) On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$30,042	$18,821
Investing activities:
Available-for-sale investment securities:
Purchases	(89,445)	(116,433)
Proceeds from sales	11,582	72,481
Proceeds from principal payments, calls and prepayments	147,546	70,728
Held-to-maturity investment securities:
Purchases	(8,404)	—
Proceeds from principal payments	2,667	1,984
Other investment securities:
Purchases	(5,470)	(376)
Proceeds from sales	5,516	3,872
Proceeds from insurance claim	—	26
Net (increase) decrease in loans held for investment	(479,619)	29,219
Net expenditures for premises and equipment	(2,722)	(1,233)
Proceeds from sales of other real estate owned	56	143
Proceeds from bank owned life insurance contracts	109	—
Business acquisitions, net of cash received	(96,973)	7,795
Investment in limited partnership and tax credit funds	(15)	(44)
Net cash (used in) provided by investing activities	(515,172)	68,162
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	334,524	(23,318)
Net increase in interest-bearing deposits	398,838	173,571
Net decrease in short-term borrowings	(159,065)	(207,329)
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(667)	(849)
Cash dividends paid	(13,473)	(12,467)
Purchase of treasury stock under share repurchase program	(20,000)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(986)	(684)
Proceeds from issuance of common shares	40	6
Contingent consideration payments made after a business acquisition	—	(102)
Net cash provided by (used in) financing activities	589,211	(71,172)
Net increase in cash and cash equivalents	104,081	15,811
Cash and cash equivalents at beginning of period	115,193	77,612
Cash and cash equivalents at end of period	$219,274	$93,423

Supplemental cash flow information:
Interest paid	11,334	13,765
Income taxes paid	—	6,150
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	81	49
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	27	—

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2019 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2020 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2019, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2019 Form 10-K.
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
Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This update is effective as of March 12, 2020 through December 31, 2022. Peoples is assessing the impact of ASU 2020-04 on Peoples' consolidated financial statements.
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
Peoples adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized costs on January 1, 2020. Reporting periods beginning after December 31, 2019 are presented as required by ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable US GAAP requirements. Peoples is using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired assets and accounted for under ASC 310-30. Peoples did not reassess whether purchased credit impaired assets met the criteria of purchased credit deteriorated assets as of the date of adoption.

As of January 1, 2020, Peoples recorded a one-time cumulative-effect adjustment to reduce retained earnings by $3.7 million, net of statutory corporate federal income taxes, an increase in allowance for credit losses of $5.8 million and an increase in unfunded commitment liability of $1.5 million. On January 1, 2020, the amortized cost basis of the purchased credit deteriorated assets was adjusted to reflect the addition of $2.6 million to establish the allowance for credit losses. The remaining interest-related discount is being accreted into interest income at the effective interest rate beginning on January 1, 2020. As of January 1, 2020, Peoples did not record an allowance for credit losses for available-for-sale investment securities, as all unrealized losses on these securities were deemed to be non-credit in nature, with no credit deterioration upon review by Peoples. Peoples recorded an allowance for credit losses for held-to-maturity securities of $7,000 as of January 1, 2020.
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
Loans acquired in a business combination that have evidence of more than insignificant credit deterioration, which includes loans that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" loans. These loans are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The total of the purchase price and allowance for credit losses is the initial amortized cost basis of these loans. The variance between the initial amortized cost basis and the par value of the loan is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the loan.
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
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 16 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
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
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to the allowance for credit losses. These factors include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting and other certain risks.
The allowance for credit losses related to specific loans was based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price.
Peoples categorized loans involving commercial borrowers into risk categories based upon an established grading matrix. This system was used to manage the risk within Peoples' commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for credit losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1 million are reviewed at least on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis.
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
Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due. If Peoples agrees to a payment deferral for a borrower under the CARES Act, this may result in no contractual payments being past due, and the loans are not considered past due during the period of the deferral. During the time that Peoples maintains these short-term arrangements with borrowers, under the guidance, it is not to report the loans as nonaccrual.
Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. This includes yield adjustments resulting from the amortization of premiums on investment securities, loan costs and premiums, and accretion of discounts on investment securities, loan fees and discounts. Loans that have been placed on nonaccrual, and are subsequently returned to accruing status, recognize interest income similar to other accruing loans once they return to accruing status. Prior accrued interest that was reversed when the loan was placed on nonaccrual is recognized when received, after all of the principal of the loan has been paid. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities can impact interest income due to the corresponding acceleration of premium amortization or discount accretion.
Under the CARES Act, Peoples has made certain modifications that include the short-term deferral of interest for certain borrowers. In these cases, Peoples recognizes interest income as earned. The deferred interest will be repaid by the borrower in a future period, and will be evaluated by Peoples for collectibility.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$5,396	$—	$—	$8,209	$—
States and political subdivisions	—	107,032	—	—	114,104	—
Residential mortgage-backed securities	—	748,867	—	—	791,009	—
Commercial mortgage-backed securities	—	12,157	—	—	18,088	—
Bank-issued trust preferred securities	—	4,399	—	—	4,691	—
Total available-for-sale securities	—	877,851	—	—	936,101	—
Equity investment securities (a)	97	208	—	123	198	—
Derivative assets (b)	—	32,981	—	—	11,419	—
Liabilities:
Derivative liabilities (c)	$—	$47,136	$—	$—	$15,116	$—
(a) Included in other investment securities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.
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

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Other real estate owned ("OREO")	$—	$—	$236	$—	$—	$227

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$219,274	$219,274	$115,193	$115,193
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	3,538	4,029	4,346	4,791
Residential mortgage-backed securities	2	28,075	29,120	21,494	21,569
Commercial mortgage-backed securities	2	5,754	6,189	5,907	6,181
Total held-to-maturity securities		37,367	39,338	31,747	32,541
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	27,095	27,095	27,235	27,235
Federal Reserve Bank ("FRB") stock	2	13,311	13,311	13,310	13,310
Nonqualified deferred compensation	2	1,580	1,580	1,499	1,499
Other investment securities	2	365	365	365	365
Other investment securities (a)		42,351	42,351	42,409	42,409
Net loans	3	3,306,657	3,697,052	2,851,969	3,147,190
Loans held for sale	2	17,009	18,471	6,499	6,553
Bank owned life insurance	3	70,665	70,665	69,722	69,722
Servicing rights (b)(c)	3	2,482	2,890	2,742	3,881
Liabilities:
Deposits	2	$4,024,884	$3,939,885	$3,291,412	$3,292,950
Short-term borrowings	2	177,912	181,773	316,977	317,973
Long-term borrowings	2	112,536	118,542	83,123	82,701
(a)  Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities at June 30, 2020 and December 31, 2019, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above and not included in this table.
(b) Included in other intangible assets on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) There were no write-down of servicing rights during the second quarter of 2020. Peoples recognized a write-down on servicing rights of $182,000 during the first quarter of 2020 as the fair value of the servicing rights was less than the carrying value.
 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of each financial instrument.  These instruments include cash and cash equivalents, demand and other non-fixed-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of:
U.S. government sponsored agencies	$4,956	$440	$—	$5,396
States and political subdivisions	102,638	4,452	(58)	107,032
Residential mortgage-backed securities	728,760	21,668	(1,561)	748,867
Commercial mortgage-backed securities	12,022	250	(115)	12,157
Bank-issued trust preferred securities	4,696	13	(310)	4,399
Total available-for-sale securities	$853,072	$26,823	$(2,044)	$877,851
December 31, 2019
Obligations of:
U.S. government sponsored agencies	$7,917	$292	$—	$8,209
States and political subdivisions	111,217	3,018	(131)	114,104
Residential mortgage-backed securities	787,430	7,763	(4,184)	791,009
Commercial mortgage-backed securities	18,135	88	(135)	18,088
Bank-issued trust preferred securities	4,696	137	(142)	4,691
Total available-for-sale securities	$929,395	$11,298	$(4,592)	$936,101

The unrealized losses related to residential mortgage-backed securities at June 30, 2020 and December 31, 2019, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross gains realized	$65	$30	$384	$60
Gross losses realized	3	87	3	87
Net gain (loss) realized	$62	$(57)	$381	$(27)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2020
Obligations of:
States and political subdivisions	$1,287	$13	1	$2,067	$45	1	$3,354	$58
Residential mortgage-backed securities	90,635	1,098	37	20,495	463	18	111,130	1,561
Commercial mortgage-backed securities	—	—	—	1,502	115	2	1,502	115
Bank-issued trust preferred securities	2,189	8	1	1,698	302	2	3,887	310
Total	$94,111	$1,119	39	$25,762	$925	23	$119,873	$2,044
December 31, 2019
Obligations of:
States and political subdivisions	$6,226	$74	2	$2,441	$57	1	$8,667	$131
Residential mortgage-backed securities	284,096	2,527	62	88,993	1,657	39	373,089	4,184
Commercial mortgage-backed securities	970	21	1	2,409	114	3	3,379	135
Bank-issued trust preferred securities	—	—	—	1,858	142	2	1,858	142
Total	$291,292	$2,622	65	$95,701	$1,970	45	$386,993	$4,592

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At June 30, 2020, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2020, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2020 and June 30, 2019 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $3.2 million at June 30, 2020 and $3.6 million at December 31, 2019.
At June 30, 2020, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. One of the two positions had a fair value of less than 90% of its book value, with an aggregate book and fair value of $59,000 and $53,000, respectively. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2020 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2020.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$4,956	$—	$—	$4,956
States and political subdivisions	4,237	24,943	40,933	32,525	102,638
Residential mortgage-backed securities	4	5,061	72,411	651,284	728,760
Commercial mortgage-backed securities	4,486	3,640	967	2,929	12,022
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$8,727	$38,600	$119,007	$686,738	$853,072
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$5,396	$—	$—	$5,396
States and political subdivisions	4,259	25,730	43,521	33,522	107,032
Residential mortgage-backed securities	4	5,097	73,713	670,053	748,867
Commercial mortgage-backed securities	4,511	3,743	1,017	2,886	12,157
Bank-issued trust preferred securities	—	—	4,399	—	4,399
Total available-for-sale securities	$8,774	$39,966	$122,650	$706,461	$877,851
Total weighted-average yield	2.44%	2.63%	2.61%	2.31%	2.36%

Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of:
States and political subdivisions	$3,544	$(6)	$491	$—	$4,029
Residential mortgage-backed securities	28,075	—	1,045	—	29,120
Commercial mortgage-backed securities	5,754	—	435	—	6,189
Total held-to-maturity securities	$37,373	$(6)	$1,971	$—	$39,338
December 31, 2019
Obligations of:
States and political subdivisions	$4,346	$—	$445	$—	$4,791
Residential mortgage-backed securities	21,494	—	169	(94)	21,569
Commercial mortgage-backed securities	5,907	—	275	(1)	6,181
Total held-to-maturity securities	$31,747	$—	$889	$(95)	$32,541
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities.
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for either of the three and six months ended June 30, 2020 and 2019.

At June 30, 2020, there were no held-to-maturity investment securities that had an unrealized loss. The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31, 2019:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2019
Residential mortgage-backed securities	$7,731	$67	1	$890	$27	1	$8,621	$94
Commercial mortgage-backed securities	1,666	1	1	—	—	—	1,666	1
Total	$9,397	$68	2	$890	$27	1	$10,287	$95
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are issued by U.S. government sponsored agencies. The remaining securities were obligations of state and political subdivisions. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities and determined that the potential credit losses of the securities was $6,000. As a result, at June 30, 2020, Peoples recorded $6,000 of allowance for credit losses for held-to-maturity securities, compared to $7,000 at January 1, 2020.
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2020.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$3,544	$—	$3,544
Residential mortgage-backed securities	—	—	3,253	24,822	28,075
Commercial mortgage-backed securities	—	386	3,790	1,578	5,754
Total held-to-maturity securities	$—	$386	$10,587	$26,400	$37,373
Fair value
Obligations of:
States and political subdivisions	$—	$—	$4,029	$—	$4,029
Residential mortgage-backed securities	—	—	3,377	25,743	29,120
Commercial mortgage-backed securities	—	397	4,183	1,609	6,189
Total held-to-maturity securities	$—	$397	$11,589	$27,352	$39,338
Total weighted-average yield	—%	2.29%	2.80%	2.49%	2.57%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB stock	$27,095	$27,235
FRB stock	13,311	13,310
Nonqualified deferred compensation	1,580	1,499
Equity investment securities	305	321
Other investment securities	365	365
Total other investment securities	$42,656	$42,730
Peoples redeemed FHLB stock in order to be in compliance with the requirements of the FHLB of Cincinnati. These redemptions totaled $4.5 million during the second quarter 2020 and $700,000 during the first quarter 2020. Peoples purchased no additional FHLB Stock during the second quarter 2020 and purchased $5.0 million of additional FHLB stock during the first quarter 2020, as a result of the FHLB of Cincinnati's capital requirements on FHLB advances during the quarter.
During the three and six months ended June 30, 2020, Peoples recorded the change in the fair value of equity investment securities held at June 30, 2020, in other non-interest income, resulting in unrealized gain of $16,000 and unrealized loss of $15,000, respectively. During the three and six months ended June 30, 2019, Peoples recorded the change in the fair value of equity investment securities held at June 30, 2019, in other non-interest income, resulting in no unrealized loss and unrealized gain of $22,000, respectively. Net realized gains on sales of equity investment securities, included in other non-interest income during the first six months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At June 30, 2020, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2020	December 31, 2019

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$559,756	$527,655
Held-to-maturity	18,848	12,975
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	115,742	44,618
Held-to-maturity	12,849	14,155

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky and west central West Virginia. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Construction	$109,953	$88,518
Commercial real estate, other	914,420	833,238
Commercial and industrial	1,070,326	662,993
Residential real estate	613,084	661,476
Home equity lines of credit	123,384	132,704
Consumer, indirect	450,334	417,185
Consumer, direct	78,926	76,533
Deposit account overdrafts	592	878
Total loans, at amortized cost	$3,361,019	$2,873,525
Commercial and industrial loan balances grew significantly compared to December 31, 2019. Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020, and originated approximately $488.1 million of PPP loans during the first six months of 2020. At June 30, 2020, the PPP loans had an amortized cost of $457.7 million, and were included in commercial and industrial loan balances. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $13.6 million at June 30, 2020. During the second quarter of 2020, Peoples recorded amortization of net deferred loan origination fees of $1.9 million on PPP loans. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on loans was $9.2 million at June 30, 2020 and $9.1 million at December 31, 2019.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual (a)(b)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due (b)
Construction	$4	$—	$411	$—
Commercial real estate, other	9,678	130	6,801	907
Commercial and industrial	4,745	—	2,155	155
Residential real estate	8,905	1,618	6,361	2,677
Home equity lines of credit	687	46	1,165	108
Consumer, indirect	802	57	840	—
Consumer, direct	208	29	48	85
Total loans, at amortized cost	$25,029	$1,880	$17,781	$3,932
(a) There were $1.4 million of nonaccrual loans for which there was no allowance for credit losses as of June 30, 2020 and $3.1 million at
December 31, 2019.
(b) The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. At December 31, 2019, these loans were presented as 90+ days past due and accruing,
As of June 30, 2020, Peoples had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers, which were insignificant. Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act are not included in Peoples' nonaccrual or accruing loans 90+ days past due as of June 30, 2020.
The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting. The additional increase in nonaccrual loans compared to December 31, 2019 was due to a $1.5 million commercial relationship and several smaller commercial relationships being placed on nonaccrual. The amount of interest income recognized on nonaccrual loans during the three and six months ended June 30, 2020 was $392,000 and $850,000, respectively.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2020
Construction	—	—	4	$4	$109,949	109,953
Commercial real estate, other	595	1,097	9,235	10,927	903,493	914,420
Commercial and industrial	1,842	35	4,710	6,587	1,063,739	1,070,326
Residential real estate	1,641	3,417	5,576	10,634	602,450	613,084
Home equity lines of credit	511	540	472	1,523	121,861	123,384
Consumer, indirect	1,580	208	219	2,007	448,327	450,334
Consumer, direct	158	24	185	367	78,559	78,926
Deposit account overdrafts	—	—	—	—	592	592
Total loans, at amortized cost	$6,327	$5,321	$20,401	$32,049	$3,328,970	$3,361,019
December 31, 2019
Construction	$5	$—	$411	$416	$88,102	$88,518
Commercial real estate, other	376	337	7,501	8,214	825,024	833,238
Commercial and industrial	2,780	312	1,244	4,336	658,657	662,993
Residential real estate	10,538	2,918	5,872	19,328	642,148	661,476
Home equity lines of credit	642	510	1,033	2,185	130,519	132,704
Consumer, indirect	3,574	714	370	4,658	412,527	417,185
Consumer, direct	619	117	112	848	75,685	76,533
Deposit account overdrafts	—	—	—	—	878	878
Total loans, at amortized cost	$18,534	$4,908	$16,543	$39,985	$2,833,540	$2,873,525
The increase in loans 90+ days past due, compared to December 31, 2019, was mostly due to one $2.5 million commercial relationship. Delinquency trends remained stable, as 99.0% of Peoples' portfolio was considered “current” at June 30, 2020, compared to 98.6% at December 31, 2019.
As of June 30, 2020, Peoples had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers, which were insignificant. Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act are not reflected as loans past due in the table above as of June 30, 2020.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Loans pledged to FHLB	$464,770	$458,227
Loans pledged to FRB	521,094	172,693
During the second quarter of 2020, Peoples pledged additional collateral to the FRB to secure potential funding needs in light of the COVID-19 pandemic, as well as to fund the PPP loan originations that occurred during the quarter.
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2019 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “pass" for disclosure purposes.

The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed at June 30, 2020:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$14,934	$52,867	$3,463	$34,080	$1,406	$705	$444	$35,426	$107,899
Special mention	$—	—	415	—	—	146	4	—	565
Substandard	—	—	—	404	—	1,085	—	—	1,489
Total	14,934	52,867	3,878	34,484	1,406	1,936	448	35,426	109,953
Commercial real estate, other
Pass	72,717	135,406	107,372	101,444	110,664	233,262	96,499	23,043	857,364
Special mention	—	3,600	1,132	4,407	558	7,073	4,848	124	21,618
Substandard	—	1,574	68	2,209	2,016	25,323	4,153	47	35,343
Doubtful	—	—	—	—	—	95	—	—	95
Total	72,717	140,580	108,572	108,060	113,238	265,753	105,500	23,214	914,420
Commercial and industrial
Pass	462,493	106,252	82,797	39,273	50,439	72,763	224,744	42,925	1,038,761
Special mention	401	398	417	230	1,657	1,445	12,199	1,469	16,747
Substandard	2,118	2,069	289	2,161	368	4,373	3,226	2,701	14,604
Doubtful	—	—	—	—	7	207	—	187	214
Total	465,012	108,719	83,503	41,664	52,471	78,788	240,169	47,282	1,070,326
Residential real estate
Pass	18,462	46,167	30,246	35,652	52,555	351,179	63,691	—	597,952
Special mention	—	—	—	—	—	1	—	—	1
Substandard	—	—	—	—	—	14,560	—	—	14,560
Doubtful	—	—	—	—	—	363	—	—	363
Loss	—	—	—	—	—	208	—	—	208
Total	18,462	46,167	30,246	35,652	52,555	366,311	63,691	—	613,084
Home equity lines of credit
Pass	7,969	15,083	14,772	14,082	13,372	44,530	13,576	4,173	123,384
Total	7,969	15,083	14,772	14,082	13,372	44,530	13,576	4,173	123,384
Consumer, indirect
Pass	98,210	115,808	94,468	54,703	24,863	10,384	51,898	—	450,334
Total	98,210	115,808	94,468	54,703	24,863	10,384	51,898	—	450,334
Consumer, direct
Pass	17,557	20,942	15,371	6,847	3,966	4,271	9,972	—	78,926
Total	17,557	20,942	15,371	6,847	3,966	4,271	9,972	—	78,926
Deposit account overdrafts	592	—	—	—	—	—	—	—	592
Total loans, at amortized cost	$695,453	$500,166	$350,810	$295,492	$261,871	$771,973	$485,254	$110,095	$3,361,019
During the second quarter of 2020, Peoples downgraded additional credits based upon updated information that became available, and the downgrades were not related to COVID-19. At June 30, 2020, Peoples had a total of $1.6 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial real estate, other	$9,372	$6,818
Commercial and industrial	4,509	1,962
Residential real estate	1,714	1,847
Home equity lines of credit	411	681
Consumer, indirect	—	713
Consumer, direct	—	94
Total collateral dependent loans	$16,006	$12,115
The increase in collateral dependent commercial and industrial loans at June 30, 2020 compared to December 31, 2019 was mostly due to one commercial relationship that became collateral dependent, coupled with some smaller relationships. In addition, the increase in collateral dependent consumer loans was driven by a change in the policy threshold for evaluation of individually impaired loans, which was previously $100,000 and on January 1, 2020 was changed to $250,000, thereby reducing the amount of loans considered collateral dependent which were no longer above the threshold.

The following table summarizes the loans that were modified as TDRs during the three months ended June 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2020
Residential real estate	5	303	303	303
Home equity lines of credit	2	14	14	14
Consumer, indirect	8	62	62	62
Total	15	$379	$379	$379

June 30, 2019
Originated loans:
Residential real estate	1	$37	$37	$37
Home equity lines of credit	2	60	60	60
Consumer, indirect	7	110	110	110
Consumer, direct	3	41	41	41
Consumer	10	151	151	151
Total	13	$248	$248	$248
Acquired loans:
Commercial real estate, other	7	$725	$699	$700
Commercial and industrial	4	1,259	1,259	1,259
Residential real estate	35	$1,823	$1,823	$1,823
Home equity lines of credit	7	113	113	113
Consumer, direct	16	340	340	340
Total	69	$4,260	$4,234	$4,235
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2020
Commercial real estate, other	1	$265	$265	$265
Commercial and industrial	1	145	145	145
Residential real estate	8	756	786	783
Home equity lines of credit	4	55	55	53
Consumer, indirect	13	128	128	122
Consumer, direct	3	51	51	49
Consumer	16	179	179	171
Total	30	$1,400	$1,430	$1,417

June 30, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$35
Residential real estate	3	436	440	437
Home equity lines of credit	4	139	139	139
Consumer, indirect	8	123	123	123
Consumer, direct	5	69	69	67
Consumer	13	192	192	190
Total	22	$805	$809	$801
Acquired loans:
Commercial real estate, other	7	$724	$699	$700
Commercial and industrial	4	1,259	1,259	1,259
Residential real estate	36	1,847	1,847	1,842
Home equity lines of credit	9	179	179	178
Consumer, direct	16	340	340	340
Total	72	$4,349	$4,324	$4,319
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of ASC 310-40.
Peoples did not have any loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended June 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2020	Initial Allowance for Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2020
Construction	$1,742	$—	$920	$—	$—	$2,662
Commercial real estate, other	12,142	—	7,135	(135)	6	19,148
Commercial and industrial	8,743	—	573	(15)	805	10,106
Residential real estate	5,744	—	552	(16)	100	6,380
Home equity lines of credit	1,695	—	61	(9)	8	1,755
Consumer, indirect	10,878	—	1,679	(336)	72	12,293
Consumer, direct	1,803	—	179	(51)	10	1,941
Deposit account overdrafts	86	—	61	(119)	49	77
Total	$42,833	$—	$11,160	$(681)	$1,050	$54,362
(a)Amount does not include the provision for unfunded commitment liability.

Changes in the allowance for credit losses for the six months ended June 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2020	Initial Allowance for Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2020
Construction	$600	$51	$2,011	$—	$—	$2,662
Commercial real estate, other	7,193	1,356	10,622	(145)	122	19,148
Commercial and industrial	4,960	860	3,229	(952)	2,009	10,106
Residential real estate	3,977	383	1,997	(134)	157	6,380
Home equity lines of credit	1,570	2	197	(23)	9	1,755
Consumer, indirect	5,389	—	7,764	(1,057)	197	12,293
Consumer, direct	856	34	1,140	(113)	24	1,941
Deposit account overdrafts	94	—	206	(332)	109	77
Total	$24,639	$2,686	$27,166	$(2,756)	$2,627	$54,362
(a)Amount does not include the provision for unfunded commitment liability.
Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts at the end of June 2020. These forecasts included higher unemployment rates nationally and in Ohio, and lower Ohio Gross Domestic Product, which are the key assumptions within the CECL model, compared to March 31, 2020. This was similar to the impact that COVID-19 had on economic forecasts at March 31, 2020, which also resulted in higher allowance for credit losses compared to December 31, 2019. The PPP loans originated during the second quarter of 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at June 30, 2020. Peoples recorded lower provision for credit losses during the second quarter of 2020, compared to the linked quarter, driven primarily by the deterioration in the one-year economic forecast used for the first quarter, which was more severe than the deterioration in the one-year economic forecast used for the second quarter.
The significant increase in the allowance for credit losses as of June 30, 2020 compared to January 1, 2020 was mostly due to the recent COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors. The economic forecast used in the June 30, 2020 calculation of the allowance for credit losses included higher unemployment rates and lower Ohio Gross Domestic Product, which drove much of the increase in the allowance for credit losses at June 30, 2020. Approximately 63% of the increase in the allowance for credit losses at June 30, 2020, compared to January 1, 2020, was related to the change in the economic forecast, and the remaining increase was attributable to changes in the composition of the loan portfolio including recent loan growth. In addition, Peoples recorded an increase of $5.8 million in allowance for credit losses on January 1, 2020 related to the implementation of ASU 2016-13.
As of June 30, 2020, the CECL model produced results, based on economic forecasts, that were higher than Peoples believed to be appropriate at the time. Peoples believes the actions taken to provide relief to consumer and commercial customers, which include at least 90 days of payment relief for those customers, coupled with the CARES Act stimulus package and the SBA PPP, indicate that Peoples would not experience the projected credit losses produced by the model. Therefore, Peoples made certain qualitative adjustments to more closely reflect its estimate of the potential losses of its loan portfolio at June 30, 2020.
During the second quarter of 2020, Peoples recognized a recovery of $750,000 on a commercial and industrial loan that was previously charged-off, and recognized a similar $1.2 million recovery during the first quarter of 2020.
As of June 30, 2020, Peoples had recorded an unfunded commitment liability of $3.1 million, an increase compared to $1.5 million on January 1, 2020. The unfunded commitment liability is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets.

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$95,000	1.52%	$65,000	2.18%
FHLB amortizing, fixed-rate advances	$10,005	1.74%	$10,672	1.74%
Junior subordinated debt securities	$7,531	4.37%	$7,451	6.55%
Total long-term borrowings	$112,536	1.73%	$83,123	2.51%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first six months of 2020, Peoples entered into one additional $50.0 million FHLB putable, non-amortizing fixed-rate advance with an interest rate of 0.77%, which matures in 2030, and two long-term FHLB non-amortizing advances totaling $20.0 million were reclassified to short-term borrowings during the second quarter of 2020, as the maturity became less than one year.
The FHLB putable, non-amortizing, fixed rate advances have maturities ranging from one to nine years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate the advance after an initial fixed rate period of three months or twelve months, requiring full repayment of the advance by Peoples prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with remaining maturities ranging from six to eleven years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.
At June 30, 2020, the aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
Six months ending December 31, 2020	$1,968	1.57%
Year ending December 31, 2021	1,979	1.52%
Year ending December 31, 2022	16,521	1.98%
Year ending December 31, 2023	1,157	1.48%
Year ending December 31, 2024	869	1.46%
Thereafter	90,042	1.55%
Total long-term borrowings	$112,536	1.61%
(a) The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 1.68% in the six months ending December 31, 2020, 1.71% in 2021, 2.00% in 2022, 1.73% in 2023, 1.74% in 2024, and 1.43% thereafter.

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2020:

	Common Stock	Treasury Stock
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Release of restricted common shares	—	26,991
Cancellation of restricted common shares	—	7,997
Grant of restricted common shares	—	(82,338)
Grant of unrestricted common shares	—	(22,982)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,822
Disbursed out of treasury stock	—	(2,362)
Common shares repurchased under share repurchase programs	—	884,068
Common shares issued under dividend reinvestment plan	17,719	—
Common shares issued under compensation plan for Boards of Directors	—	(6,865)
Common shares issued under performance unit awards	—	(6,127)
Common shares issued under employee stock purchase plan	—	(9,167)
Shares at June 30, 2020	21,173,862	1,299,219
On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares, replacing the previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20.0 million of its outstanding common shares. An aggregate of $6.3 million of Peoples' common shares were purchased under the previous share repurchase program from inception through its termination date, which was February 27, 2020. During the first six months of 2020, Peoples purchased an aggregate of $20.0 million of its outstanding common shares, $843,000 of which were purchased under the previous share repurchase program and $19.5 million of which were purchased under the share repurchase program authorized on February 27, 2020.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2020, Peoples had no preferred shares issued or outstanding.
On July 20, 2020, Peoples' Board of Directors declared a quarterly cash dividend of $0.34 per common share, payable on August 17, 2020, to shareholders of record on August 3, 2020. The following table details the cash dividends declared per common share during 2020 and the comparable period of 2019:

	2020	2019
First quarter	$0.34	0.30
Second quarter	0.34	0.34
Third quarter	0.34	0.34
Total dividends declared	$1.02	$0.98

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2020:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(301)	—	—	(301)
Realized loss due to settlement and curtailment, net of tax	—	410	—	410
Other comprehensive income (loss), net of reclassifications and tax	14,579	(362)	(8,267)	5,950
Balance, June 30, 2020	$19,578	$(3,910)	$(11,034)	$4,634
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
The following tables detail the components of the net periodic cost for the plans described above:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest cost	$82	$110	$176	$219
Expected return on plan assets	(190)	(196)	(390)	(391)
Amortization of net loss	36	20	66	39
Settlement of benefit obligation	151	—	519	—
Net periodic loss (income)	$79	$(66)	$371	$(133)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest cost	$—	$1	$1	$2
Amortization of prior service cost	—	(1)	—	(1)
Amortization of net gain	—	—	(2)	(2)
Net periodic income	$—	$—	$(1)	$(1)
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
During the first and second quarters of 2020, the total lump-sum distributions made to participants under the noncontributory defined benefit pension plan caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples recorded settlement charges of $151,000 and $519,000, respectively, in the three and six months ended June 30, 2020. There were no settlement charges recorded during the three and six months ended June 30, 2019 under the noncontributory defined benefit pension plan.
The following table summarizes the change in the projected benefit obligation and funded status as a result of the remeasurement and the aggregate settlements for the six months ended June 30, 2020:

	As of	June 30, 2020
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2019	Settlements	Settlements	Settlements
Projected benefit obligation	$12,668	$13,119	$(321)	$12,798
Fair value of plan assets	11,865	10,891	(321)	10,570
Funded status	$(803)	$(2,228)	$—	$(2,228)
Gross unrealized loss	$5,068	$6,274	$(151)	$6,123
Assumptions:
Discount rate	3.12%	2.63%		2.63%
Expected return on plan assets	7.50%	7.50%		7.50%

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2020	2019	2020	2019
Distributed earnings allocated to common shareholders	$6,709	$6,935	$13,652	$12,711
Undistributed (loss) earnings allocated to common shareholders	(2,051)	2,568	(9,842)	11,067
Net earnings allocated to common shareholders	$4,658	$9,503	$3,810	$23,778

Weighted-average common shares outstanding	19,720,315	20,277,028	20,043,329	19,824,035
Effect of potentially dilutive common shares	138,565	165,338	139,893	148,315
Total weighted-average diluted common shares outstanding	19,858,880	20,442,366	20,183,222	19,972,350

Earnings per common share:
Basic	$0.24	$0.47	$0.19	$1.20
Diluted	$0.23	$0.46	$0.19	$1.19
Anti-dilutive common shares excluded from calculation:
Restricted shares	77,371	87	57,170	46

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2020, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. As of June 30, 2020, the interest rate swaps were funded by $110.0 million of rolling three-month FHLB advances and $50.0 million rolling three-month brokered deposits.

Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to derivative financial instruments will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and six months ended June 30, 2020, Peoples had reclassifications of gains to interest expense of $365,000 and $483,000, respectively. During the three and six months ended June 30, 2019, Peoples had reclassifications of losses to earnings of $70,000 and $153,000, respectively.
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
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.38%	1.73%
Weighted average maturity	5.1 years	5.4 years
Pre-tax unrealized losses included in AOCI	$(13,966)	$(3,503)
The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount of loss recognized in AOCI, pre-tax	$734	$3,134	$10,463	$4,967
Amount of loss recognized in earnings	$—	$—	$—	$(19)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	$55,000	$644
Total included in other assets	$—	$—	$55,000	$644
Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$160,000	$14,155	$105,000	$4,340
Total included in accrued expenses and other liabilities	$160,000	$14,155	$105,000	$4,340

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
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$390,909	$32,981	$321,394	$10,776
Total included in other assets	$390,909	$32,981	$321,394	$10,776
Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$390,909	$32,981	$321,394	$10,776
Total included in accrued expenses and other liabilities	$390,909	$32,981	$321,394	$10,776

Pledged Collateral
When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral and when the interest rate swaps are in a net asset position, the counterparties must pledge collateral. At June 30, 2020 and December 31, 2019, Peoples had $47.1 million and $20.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged is included in interest-bearing deposits in other banks on the Unaudited Consolidated Balance Sheets.
Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2019 and 2020, Peoples granted unrestricted common shares to non-employee directors (in addition to their directors' fees paid in common shares) and to full-time and part-time employees who did not already participate in the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2020, Peoples granted an aggregate of 80,338 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first six months of 2020, Peoples granted, to certain key employees, an aggregate of 2,000 common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2020:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	32,230	$33.05	253,884	$33.29
Awarded	2,000	20.85	80,338	32.91
Released	4,000	31.63	56,827	32.42
Forfeited	4,200	31.45	3,797	33.02
Outstanding at June 30	26,030	$32.59	273,598	$33.36
For the six months ended June 30, 2020, the total intrinsic value for restricted common shares released was $2.0 million compared to $1.6 million for the six months ended June 30, 2019.

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
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted and unrestricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. For performance unit awards, Peoples recognized stock-based compensation over the performance period, based on the portion of the awards that was expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of 15%. The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Employee stock-based compensation expense:
Stock grant expense	$955	$903	$2,335	$2,056
Employee stock purchase plan expense	15	11	$30	$50
Performance unit expense (benefit)	—	16	$(12)	$32
Total employee stock-based compensation expense	970	930	$2,353	$2,138
Non-employee director stock-based compensation expense	53	50	$235	$202
Total stock-based compensation expense	1,023	980	$2,588	$2,340
Recognized tax benefit	(214)	(205)	(543)	(491)
Net stock-based compensation expense	$809	$775	$2,045	$1,849
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the six months ended June 30, 2020 and 2019. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.3 million at June 30, 2020, which will be recognized over a weighted-average period of 1.9 years. On April 1, 2020, an aggregate of 18,952 unrestricted common shares were granted as a one-time special award to employees under the level of Vice President, with a related stock-based compensation expense of $396,000 being recognized.
In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $120,000 during the first six months of 2020, and $102,000 during the first six months of 2019, reflecting separate grants of unrestricted common shares aggregating 3,680 and 3,200 common shares, respectively.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Insurance income:
Commission and fees from sale of insurance policies (a)	$2,933	$3,306	$5,625	$6,339
Fees related to third-party administration services (a)	120	178	267	347
Performance-based commissions (b)	138	2	1,429	1,421
Trust and investment income (a)	3,316	3,401	6,578	6,513
Electronic banking income:
Interchange income (a)	2,844	2,747	5,244	5,190
Promotional and usage income (a)	679	520	1,559	1,064
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	849	1,012	1,829	1,764
Transactional-based fees (b)	1,060	1,965	2,900	3,554
Commercial loan swap fees (b)	955	516	1,199	662
Other non-interest income transactional-based fees (b)	220	253	428	424
Total revenue from contracts with customers	$13,114	$13,900	$27,058	$27,278
Timing of revenue recognition:
Services transferred over time	$10,741	$11,164	$21,102	$21,217
Services transferred at a point in time	2,373	2,736	5,956	6,061
Total revenue from contracts with customers	$13,114	$13,900	$27,058	$27,278
(a) Services transferred over time.
(b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but has not yet been received related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. As of June 30, 2020, there were no material changes to Peoples' revenue contracts related to the COVID-19 pandemic, and there were no changes to the likelihood of collectibility under the contracts.
The following table details the change in Peoples' contract assets and contract liabilities for the period ended June 30, 2020:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2020	$600	$5,190
Additional income receivable	291	—
Additional deferred income	—	254
Recognition of income previously deferred	—	(37)
Balance, June 30, 2020	$891	$5,407

Note 12 Acquisitions

After the close of business on June 30, 2020, Peoples closed on a business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (“TPF”), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance will continue to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired approximately $86.5 million in loans. Peoples recorded $96.1 million in the “Other assets” line of the Unaudited Consolidated Balance Sheets, as of June 30, 2020. On July 1, 2020, Peoples completed the acquisition.
On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000, and recorded $735,000 of customer relationship intangibles, and $27,000 of other assets, resulting in $104,000 of goodwill. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows. As of June 30, 2020, Peoples had $319,000 of contingent consideration payable related to the acquisition.

Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At June 30, 2020, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
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
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease expense	$327	$311	661	618
Short-term lease expense	84	32	160	62
Total lease expense	$411	$343	$821	$680
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	June 30, 2020	December 31, 2019
ROU asset:
Other assets	$7,052	$7,606
Lease liability:
Accrued expenses and other liabilities	$7,281	$7,813
Other information:
Weighted-average remaining lease term	12.5 years	12.4 years
Weighted-average discount rate	3.15%	3.16%

During the three and six months ended June 30, 2020, Peoples paid cash of $319,000 and $640,000, respectively, for operating leases. During the three and six months ended June 30, 2019, Peoples paid cash of $295,000 and $591,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Six months ending December 31, 2020	$711
Year ending December 31, 2021	1,130
Year ending December 31, 2022	1,061
Year ending December 31, 2023	873
Year ending December 31, 2024	629
Thereafter	4,750
Total undiscounted lease payments	$9,154
Imputed interest	$(1,873)
Total lease liability	$7,281

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three and six months ended June 30, 2020 and June 30, 2019. This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands, expect per share data)	2020	2019	2020	2019
Operating Data (a)
Total interest income	$39,306	$43,621	$80,168	$84,197
Total interest expense	4,446	7,572	10,672	14,234
Net interest income	34,860	36,049	69,496	69,963
Provision for credit losses (b)	11,834	626	28,803	363
Net gain (loss) on investment securities	62	(57)	381	(27)
Net loss on asset disposals and other transactions	(122)	(293)	(209)	(475)
Total non-interest income excluding net gains and losses (c)	14,724	15,639	30,229	31,220
Total non-interest expense	31,805	38,876	66,130	70,736
Net income (d)	4,749	9,598	3,984	23,967
Balance Sheet Data (a)
Total investment securities (e)	$957,874	$997,711	$957,874	$997,711
Loans, net of deferred fees and costs ("total loans")	3,361,019	2,833,533	3,361,019	2,833,533
Allowance for credit losses (e)	54,362	21,357	54,362	21,357
Goodwill and other intangible assets	176,625	176,763	176,625	176,763
Total assets	4,985,819	4,276,376	4,985,819	4,276,376
Non-interest-bearing deposits	1,005,732	643,058	1,005,732	643,058
Brokered deposits	321,247	326,157	321,247	326,157
Other interest-bearing deposits	2,697,905	2,394,398	2,697,905	2,394.398
Short-term borrowings	177,912	186,457	177,912	186,457
Junior subordinated debentures held by subsidiary trust	7,531	7,367	7,531	7,367
Other long-term borrowings	105,005	78,324	105,005	78,324
Total stockholders' equity (e)	569,177	579,022	569,177	579,022
Tangible assets (f)	4,809,194	4,099,613	4,809,194	4,099,613
Tangible equity (f)	392,552	402,259	392,552	402,259
Per Common Share Data (a)
Earnings per common share – basic	$0.24	$0.47	$0.19	$1.20
Earnings per common share – diluted	0.23	0.46	0.19	1.19
Cash dividends declared per common share	0.34	0.34	0.68	0.64
Book value per common share (g)	28.57	27.98	28.57	27.98
Tangible book value per common share (f)(g)	$19.70	$19.44	$19.70	$19.44
Weighted-average number of common shares outstanding – basic	19,720,315	20,277,028	20,043,329	19,824,035
Weighted-average number of common shares outstanding – diluted	19,858,880	20,442,366	20,183,222	19,972,350
Common shares outstanding at end of period	19,925,083	20,696,041	19,925,083	20,696,041
Closing share price at end of period	$21.28	$32.26	$21.28	$32.26

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands, expect per share data)	2020	2019	2020	2019
Significant Ratios (a)
Return on average stockholders' equity (h)	3.34%	6.81%	1.37%	8.87%
Return on average tangible equity (h)(i)	5.42%	10.55%	2.54%	13.49%
Return on average assets (h)	0.40%	0.91%	0.17%	1.17%
Return on average assets adjusted for non-core items (h)(j)	0.48%	1.44%	0.23%	1.47%
Average stockholders' equity to average assets	11.85%	13.33%	12.69%	13.24%
Average total loans to average deposits	85.00%	86.37%	85.43%	87.81%
Net interest margin (h)(k)	3.19%	3.77%	3.34%	3.78%
Efficiency ratio (l)	62.34%	73.24%	64.50%	68.09%
Efficiency ratio adjusted for non-core items (m)	59.94%	60.21%	62.76%	61.19%
Pre-provision net revenue to total average assets (n)	1.48%	1.21%	1.47%	1.49%
Dividend payout ratio (o)(p)	NM	73.30%	NM	53.84%
Total loans to deposits (g)	83.93%	84.42%	83.93%	84.42%
Total investment securities as percentage of total assets (g)	19.21%	23.33%	19.21%	23.33%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (g)(q)	0.80%	0.71%	0.80%	0.71%
Nonperforming assets as a percent of total assets (g)(q)	0.54%	0.47%	0.54%	0.47%
Nonperforming assets as a percent of total loans and OREO (g)(q)	0.80%	0.71%	0.80%	0.71%
Criticized loans as a percent of total loans (g)(r)	3.14%	3.42%	3.14%	3.42%
Classified loans as a percent of total loans (g)(s)	1.98%	2.23%	1.98%	2.23%
Allowance for credit losses as a percent of total loans (e)(g)	1.62%	0.75%	1.62%	0.75%
Allowance for credit losses as a percent of nonperforming loans (e)(g)(q)	202.02%	106.57%	202.02%	106.57%
Provision for credit losses as a percent of average total loans (b)	1.46%	0.09%	1.89%	0.03%
Net (recoveries) charge-offs as a percentage of average total loans	(0.05)%	0.03%	0.01%	(0.06)%
Capital Information (a)(g)
Common equity tier 1 capital ratio (t)	13.30%	14.16%	13.30%	14.16%
Tier 1 risk-based capital ratio	13.55%	14.41%	13.55%	14.41%
Total risk-based capital ratio (tier 1 and tier 2)	14.80%	15.14%	14.80%	15.14%
Tier 1 leverage ratio	8.97%	10.26%	8.97%	10.26%
Common equity tier 1 capital	$408,619	$410,978	$408,619	$410,978
Tier 1 capital	416,150	418,345	416,150	418,345
Total capital (tier 1 and tier 2)	454,641	439,702	454,641	439,702
Total risk-weighted assets	$3,072,178	$2,903,386	$3,072,178	$2,903,386
Total stockholders' equity to total assets	11.42%	13.54%	11.42%	13.54%
Tangible equity to tangible assets (f)	8.16%	9.81%	8.16%	9.81%
(a)Reflects the impact of the acquisition of First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019.
(b)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. Prior to the adoption of the CECL model, the provision for credit losses was the "provision for loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans (which includes purchased credit deteriorated loans), held-to-maturity investment securities, and the unfunded commitment liability in 2020.
(c)Total non-interest income excluding net gains and losses, is a non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found under the caption "Efficiency Ratio (non-US GAAP)."
(d)Net income includes non-core non-interest expenses totaling $1.2 million for the second quarter of 2020 and $1.7 million for the first six months of 2020. For the second quarter of 2019, net income included non-core non-interest expenses of $6.8 million and the first six months of 2019 included $7.0 million. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (non-US GAAP)."
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
(j)Return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and/or losses, acquisition-related expenses, pension settlement charges, severance expenses and COVID-19 expenses included in earnings. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)."
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
(o)The dividend payout ratio is calculated based on dividends declared during the period divided by net income for the period.
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
(t)Peoples' capital conservation buffer was 6.80% at June 30, 2020 and 7.14% at June 30, 2019, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(2)changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures taken by the U.S. government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the expansion of commercial and consumer lending activity;
(4)competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, which can in turn impact Peoples' credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;
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
(12)the impact of estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;
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
Peoples offers diversified financial products and services through 88 locations, including 76 full-service bank branches, and 85 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky, and west central West Virginia through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Peoples’ products and services include a complete line of banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples also offers a complete array of insurance products and premium financing solutions, and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2020, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2019 Form 10-K.
Goodwill and intangible assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. There were no triggering events that were reviewed as of October 1, 2019. There was no indication that the carrying amount of the assets may not be recoverable, based on that analysis. Quarterly, Peoples performs an impairment review of goodwill, core deposit intangibles and customer relationship intangibles. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect significant inputs used to determine the fair value of goodwill. Paragraph 350-20-35-3C(a) through (g) includes examples of those events or circumstances. Those examples are not all-inclusive, and an entity shall consider other relevant events and circumstances that affect the fair value or carrying amount of the entity (or of a reporting unit) in determining whether to perform the goodwill impairment test. If an entity determines that there are no triggering events, then further testing is unnecessary.
Upon the occurrence of a triggering event, an entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the entity (or the reporting unit) is less than its carrying amount, including goodwill. Based on the assessment at June 30, 2020, management concluded that it was not more likely than not that goodwill was impaired.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On July 1, 2020, Peoples completed its acquisition of Triumph Premium Finance ("TPF"), a division of TBK Bank, SSB. Based in Kansas City, Missouri. The division operating as Peoples Premium Finance will continue to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its network of independent insurance agency partners nationwide. Peoples recorded $96.1 million in the other assets line of the Unaudited Consolidated Balance Sheets, as the payment for the acquisition occurred during business hours, but became effective after close of business on June 30, 2020 (effective July 1, 2020 for accounting purposes).
◦During the second quarter of 2020, Peoples originated $488.1 million of loans under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of June 30, 2020, Peoples had $458.0 million in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to none in the first quarter as the program was initiated at the beginning of the second quarter of 2020. Peoples recognized interest income of $1.9 million for deferred fee/cost amortization and $918,000 of interest income on PPP loans during the second quarter of 2020.

◦Peoples is also providing relief solutions to consumer and commercial borrowers during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples was selected to partner with JobsOhio, a private nonprofit organization charged with economic development. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples incurred $151,000 in the second quarter of 2020, and $368,000 in the first quarter of 2020, in pension settlement charges due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such charges during the first and second quarter of 2019.
◦During the second quarter of 2020, Peoples recorded a provision for credit losses of $11.8 million, compared to $17.0 million in the linked quarter and $0.6 million in the second quarter of 2019. For the first six months of 2020, Peoples has recorded a total provision for credit losses of $28.8 million compared to $0.4 million in 2019. The increases in the provision for credit losses compared to the second quarter of 2019, and first six months of 2019, were related to the impact of COVID-19 on the CECL model, as well as the implementation of the CECL accounting standard. The second quarter of 2020 included a recovery of $750,000 on a previously charged-off commercial loan. The first quarter of 2020 included a recovery of $1.2 million recorded on a previously charged-off commercial loan.

◦During the second quarter of 2020, Peoples recorded $918,000 of costs related to the COVID-19 pandemic, compared to $140,000 for the first quarter of 2020. These costs were primarily related to donations made to community food banks and pantries, as well as contributions to funds to support employees, including the issuance of unrestricted stock awards totaling$396,000 granted to employees at the Assistant Vice President level or below.
◦During the first and second quarters of 2020, Peoples recognized a credit of $289,000 and $172,000, respectively, to its Federal Deposit Insurance Corp. ("FDIC") insurance premiums related to its quarterly assessment as a result of the deposit insurance fund reaching its target threshold for smaller banks to recognize a credit to their insurance expense. As of June 30, 2020, Peoples had utilized all credits issued to it by the FDIC.

◦During the second quarter of 2020, Peoples incurred $47,000 of acquisition-related expenses, compared to $10,000 in the first quarter of 2020 and $6.8 million in the second quarter of 2019. Acquisition-related expenses for the six months ended June 30, 2020 were $77,000, compared to $7.0 million for the same period last year. The acquisition-related expenses in 2020 and 2019 were primarily related to the Triumph Premium Finance and First Prestonsburg acquisitions, respectively.
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
◦On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20 million of its outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During the second quarter of 2020, Peoples repurchased 447,931 of its common shares through its share repurchase program for a total of $9.8 million. For the first six months of 2020, Peoples repurchased 884,068 of its common shares for a total of $20.0 million.
◦During the first quarter of 2020, Peoples recognized an additional $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits from the fourth quarter of 2019 that exceeded the cash surrender value of the insurance policies, compared to $482,000 during the fourth quarter of 2019, and none in the first half of 2019.
◦Peoples closed a full-service bank branch located in Kentucky, when the lease for the location expired in July 2020. During the second quarter of 2020, there were no branch closures. During the first quarter of 2020, Peoples closed one full-service bank branch located in West Virginia when the lease for the location expired in January 2020. During the fourth quarter of 2019, Peoples closed one full-service bank branch located in Kentucky. During the second quarter of 2019, Peoples closed one full-service bank branch located in West Virginia. During the first quarter of 2019, Peoples closed one full-service bank branch located in West Virginia and one insurance office located in Ohio. The locations closed during 2019 were closed when the respective leases for those Kentucky, West Virginia and Ohio locations expired. Most employees at the closed locations filled open positions at other branches or offices.
◦On January 1, 2020, Peoples adopted ASU 2016-13 and adopted CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in the accrued expenses and other liabilities line of the Unaudited Consolidated Balance Sheets; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
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
◦At the close of business on April 12, 2019, Peoples completed the merger transaction with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total merger consideration of $43.7 million, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to its shareholders prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares by Peoples. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after fair value adjustments. Peoples also recorded $4.2 million of other intangible assets and $14.5 million of goodwill.
◦During the first quarter of 2019, Peoples sold its restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock, resulting in a gain of $787,000 recorded in other non-interest income.
◦In an effort to stimulate an economy that was being heavily damaged by the impacts of the COVID-19, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of June 30, 2020. According to the Chair of the Board of Governors of the Federal Reserve System, the federal funds target rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.
EXECUTIVE SUMMARY
Peoples recorded net income of $4.7 million for the second quarter of 2020, or earnings of $0.23 per diluted common share, compared to net loss of $0.8 million, or a loss of $0.04 per diluted common share, for the first quarter of 2020, and net income of $9.6 million, or $0.46 per diluted share, for the second quarter of 2019. Non-core items contained in net income (loss) included gains and losses, acquisition-related expenses, pension settlement charges, severance expenses and COVID-19 expenses. Non-core items negatively impacted income (loss) per diluted common share by $0.06 for the second quarter of 2020, $0.02 for the first quarter of 2020, and by $0.28 for the second quarter of 2019. Net income in the second quarter of 2020, was affected by the provision for credit losses recorded during the quarter, which was driven by the economic developments and uncertainties related to COVID-19. The provision for credit losses was calculated under the CECL accounting methodology in accordance with ASU 2016-13, which is sensitive to future economic projections. Additional information regarding the provision for credit losses can be found later in this discussion under the caption “RESULTS OF OPERATIONS - Provision for Credit Losses.”
During the first six months of 2020, net income was $4.0 million, or earnings of $0.19 per diluted common share, compared to net income of $24.0 million, or $1.19 per diluted share for the six months ended June 30, 2019. The decrease in earnings was impacted primarily by the provision for credit losses calculated using the CECL accounting methodology and the impact COVID-19 had on the inputs in the CECL model. Non-core items negatively impacted earnings per diluted common share by $0.08 and $0.29 for the six months ended June 30, 2020, and 2019, respectively.
Net interest income was $34.9 million for the second quarter of 2020, up 1% compared to $34.6 million for the first quarter of 2020, and a decrease of 3% compared to $36.0 million for the second quarter of 2019. Net interest margin was 3.19% for the second quarter of 2020, compared to 3.51% for the first quarter of 2020, and 3.77% for the second quarter of 2019. Net interest income and net interest margin during the second quarter were both impacted by the declining interest rate environment caused by COVID-19 that continued throughout the second quarter of 2020 and resulted in lower yields on the loan portfolio and accelerated premium amortization on the investment securities portfolio. The PPP loan income (interest and fees) of $2.8 million and a reduction of $1.3 million in interest expense on deposits benefited net interest income compared to the linked quarter.
Accretion income, net of amortization expense, from acquisitions was $955,000 for the second quarter of 2020, $1.1 million for the first quarter of 2020, and $1.2 million for the second quarter of 2019, which added 9 basis points, 11 basis points, and 13 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $2.0 million for the six months ended June 30, 2020, compared to $1.9 million for the six months ended June 30, 2019, and added 10 basis points to net interest margin for both periods.
During the second quarter of 2020, Peoples recorded a provision for credit losses of $11.8 million, compared to a provision for credit losses of $17.0 million for the first quarter of 2020 and a provision for loan losses of $626,000 for the second quarter of 2019. Net recoveries for the second quarter of 2020 were $369,000, or (0.05)% of average total loans annualized, compared to net charge-offs of $498,000, or 0.07% of average total loans annualized, for the linked quarter and net charge-offs of $208,000, or 0.03% of average total loans annualized, for the second quarter of 2019. The provision for credit losses during the current quarter was primarily due to the economic forecast and Peoples' own credit portfolio developments related to COVID-19 and their impact on the assumptions used in estimating the allowance of credit losses under the CECL model in accordance with ASU 2016-13.
Provision for credit losses during the first six months of 2020 was $28.8 million, compared to $363,000 for the first six months of 2019. Net charge-offs for the first six months of 2020 were $129,000, or 0.01% of average total loans annualized, compared to net recoveries of $799,000, or (0.06)% of average total loans annualized, for the first six months of 2019. The second quarter of 2020 included the $750,000 recovery recorded on a previously charged-off commercial loan, while a $1.2 million recovery was recognized during the first quarter of 2020. The first six months of 2019 included the $1.8 million recovery recorded on a previously charged-off commercial loan.
For the second quarter of 2020, total non-interest income decreased $1.1 million, or 7%, compared to the first quarter of 2020 and was down $625,000, or 4%, compared to the second quarter of 2019. Compared to the first quarter of 2020, insurance income decreased $939,000, or 23%, due to lower performance-based commissions, which are primarily recognized in the first quarter of each year and are a core component of insurance income, partially offset by an increase in health insurance commissions. Deposit account service charges declined $911,000 for this quarterly comparison due primarily to a $773,000 reduction in fees assessed for overdrafts and non-sufficient funds as customers have maintained higher balances in their deposit accounts due to the COVID-19 pandemic. Compared to the second quarter of 2019, non-interest income, excluding net gains and losses, was down $915,000. Income from deposit account service charges decreased $1.1 million, or 36%, compared to the prior year quarter, as a result of lower overdraft and non-sufficient funds fees assessed to customers given higher deposit balances being maintained in relation to the COVID-19 pandemic. Also contributing to the change was a reduction in insurance income of $295,000, driven by businesses that have either closed or declines in assets insured under policies, primarily due to the COVID-19 pandemic.
For the six months ended June 30, 2020, total non-interest income decreased $317,000, or 1%, compared to the six months ended June 30, 2019. Driving the decline was lower deposit account service charges due to a reduction in fees assessed for overdrafts and non-sufficient funds primarily related to customers maintaining higher balances in their accounts. Also affecting the change, other non-interest income was higher during the first six months of 2019 because of the sale of restricted Class B Visa stock last year, when Peoples recognized income of $787,000. Insurance income also decreased compared to the prior year and was mostly related to businesses that have either closed or declines in assets insured under policies, primarily due to the COVID-19 pandemic.
Total non-interest expense decreased $2.5 million, or 7%, for the second quarter of 2020 compared to the first quarter of 2020 and$7.1 million, or 18%, compared to the second quarter of 2019. Salaries and employee benefit costs were down as a result of higher deferred personnel costs associated with PPP loan originations, which were $921,000. Also contributing to the change in salaries and employee benefits was lower stock-based compensation expense due to vesting of prior awards and awards granted to retirement eligible participants that were expensed when granted. A decrease in medical insurance benefits of $622,000 during the second quarter 2020, compared to the linked quarter, also contributed to the change, which was partially due to the annual contributions to employee health benefit accounts that had occurred during the linked quarter, as well as fewer doctor's office visits and the decline in elective procedures, compared to both periods. Total non-interest expense in the second quarter of 2020 included $151,000 in pension settlement charges, while the first quarter of 2020 included pension settlement charges of $368,000 and none in the second quarter of 2019. The decreases in the areas described above were partially offset by increases for COVID-19 expenses, which included a $250,000 donation to food banks and pantries in Peoples' market area and an employee stock award aggregating $396,000 made to employees at the level of Assistant Vice President or below.
During the first six months of 2020, total non-interest expense decreased 7% compared to 2019. The variance was driven primarily by a reduction in acquisition-related expenses that impacted salaries and employee benefits, and other expenses recognized in the previous year related to the First Prestonsburg acquisition, lower FDIC insurance premiums because of the credits mentioned above, and lower travel and entertainment expenses due to COVID-19 restrictions. These changes were partially offset by increases of 14% in electronic banking expenses, 13% in data processing and software expenses, and COVID-19 expenses.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the second quarter of 2020 was 62.3%, compared to 66.6% for the first quarter of 2020 and 73.2% for the second quarter of 2019. The improvement in the efficiency ratio compared to the linked quarter was primarily due to the decline in non-interest expense. The efficiency ratio, when adjusted for non-core items, was 59.9% for the second quarter of 2020, compared to 65.5% for the first quarter of 2020 and 60.2% for the second quarter of 2019. For the first six months of 2020, the efficiency ratio was 64.5% compared to 68.1% for 2019, and was 62.8% and 61.2%, respectively, when adjusted for non-core items.
Peoples recorded income tax expense of $1.1 million for the second quarter of 2020, compared to an income tax benefit of $156,000 for the linked quarter and income tax expense of $2.2 million for the second quarter of 2019. Peoples recognized income tax expense of $1.0 million for the first six months of 2020, compared to $5.6 million for the first six months of 2019. The variance between each of the comparative periods was the result of pre-tax income (loss) recognized, due primarily to the higher allowance for credit losses recorded during the first half of 2020.
At June 30, 2020, total assets were $4.99 billion, compared to $4.35 billion at December 31, 2019. The 15% increase compared to December 31, 2019 was driven by an increase in cash and cash equivalents of $104.1 million, loan growth of $487.5 million, driven by PPP loan originations, along with an increase in other assets of $115.1 million, which included certain activity totaling $96.1 million related to the premium finance acquisition. The allowance for credit losses increased to $54.4 million, or 1.62% of total loans, compared to $21.6 million and 0.75%, respectively, at December 31, 2019.
Total liabilities were $4.42 billion at June 30, 2020, up $656.9 million since December 31, 2019. The increase in total liabilities during the first six months of 2020 was primarily due to an increase in deposits of $773.5 million, partially offset by a decline in total borrowed funds of $109.7 million.

At June 30, 2020, total stockholders' equity was $569.2 million, a decrease of $25.2 million compared to December 31, 2019. The decrease in total stockholders' equity was mainly due to the repurchase of 884,068 shares for a total of $20.0 million, dividends paid of $13.9 million and a $3.7 million adjustment related to the adoption of the CECL accounting standard, partially offset by net income of $4.7 million and a $6.1 million increase in accumulated other comprehensive income.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Net interest income	$34,860	$34,636	$36,049	$69,496	$69,963
Taxable equivalent adjustments	269	272	267	541	467
Fully tax-equivalent net interest income	$35,129	$34,908	$36,316	$70,037	$70,430

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$164,487	$48	0.12%	$73,798	$236	1.29%	$27,979	$263	3.77%
Investment securities (b)(c)(d):
Taxable	903,227	4,188	1.85%	928,182	5,428	2.34%	874,427	6,006	2.75%
Nontaxable	103,169	802	3.11%	106,934	829	3.10%	118,241	923	3.12%
Total investment securities	1,006,396	4,990	1.98%	1,035,116	6,257	2.42%	992,668	6,929	2.79%
Loans (c)(d)(e):
Construction	121,982	1,226	3.98%	97,839	1,251	5.06%	124,334	1,655	5.27%
Commercial real estate, other	849,070	8,873	4.13%	837,602	10,057	4.75%	833,991	11,322	5.37%
Commercial and industrial	979,206	8,842	3.57%	649,437	7,424	4.52%	599,432	8,081	5.33%
Residential real estate (f)	682,216	8,257	4.84%	665,737	8,371	5.03%	646,978	7,918	4.90%
Home equity lines of credit	128,632	1,493	4.67%	131,673	1,775	5.42%	132,395	2,006	6.08%
Consumer, indirect	421,972	4,554	4.34%	415,986	4,409	4.26%	412,986	4,255	4.13%
Consumer, direct	77,830	1,292	6.68%	76,707	1,354	7.10%	80,442	1,459	7.27%
Total loans	3,260,908	34,537	4.22%	2,874,981	34,641	4.80%	2,830,558	36,696	5.20%
Allowance for credit losses (d)	(48,768)			(27,548)			(21,311)
Net loans	3,212,140	34,537	4.28%	2,847,433	34,641	4.84%	2,809,247	36,696	5.20%
Total earning assets	4,383,023	39,575	3.60%	3,956,347	41,134	4.14%	3,829,894	43,888	4.56%
Goodwill and other intangible assets	177,012			177,984			175,169
Other assets	267,981			247,296			234,716
Total assets	$4,828,016			$4,381,627			$4,239,779
Interest-bearing deposits:
Savings accounts	$563,213	$33	0.02%	$522,893	$74	0.06%	$523,295	$110	0.08%
Governmental deposit accounts	370,999	445	0.48%	328,407	715	0.88%	331,607	848	1.03%
Interest-bearing demand accounts	655,711	71	0.04%	628,677	248	0.16%	603,494	231	0.15%
Money market accounts	575,858	360	0.25%	476,477	673	0.57%	414,307	654	0.63%
Retail certificates of deposit	481,305	1,870	1.56%	488,948	2,059	1.69%	477,530	2,079	1.75%
Brokered deposits	192,230	505	1.06%	191,955	860	1.80%	272,693	1,797	2.64%
Total interest-bearing deposits	2,839,316	3,284	0.47%	2,637,357	4,629	0.71%	2,622,926	5,719	0.87%
Borrowed funds:
Short-term FHLB advances	137,659	559	1.63%	206,283	994	1.94%	193,963	1,140	2.36%
Repurchase agreements and other	46,330	15	0.13%	47,351	45	0.38%	46,631	93	0.80%
Total short-term borrowings	183,989	574	1.25%	253,634	1,039	1.65%	240,594	1,233	2.06%
Long-term FHLB advances	122,960	491	1.61%	101,804	447	1.77%	96,519	491	2.04%
Other borrowings	12,438	97	3.12%	7,471	111	5.94%	7,346	129	7.02%
Total long-term borrowings	135,398	588	1.75%	109,275	558	2.05%	103,865	620	2.39%
Total borrowed funds	319,387	1,162	1.46%	362,909	1,597	1.77%	344,459	1,853	2.16%
Total interest-bearing liabilities	3,158,703	4,446	0.57%	3,000,266	6,226	0.83%	2,967,385	7,572	1.02%
Non-interest-bearing deposits	997,179			708,512			654,468
Other liabilities	99,993			76,603			52,934
Total liabilities	4,255,875			3,785,381			3,674,787
Stockholders’ equity	572,141			596,246			564,992
Total liabilities and stockholders’ equity	$4,828,016			$4,381,627			$4,239,779
Interest rate spread (c)		$35,129	3.03%		$34,908	3.31%		$36,316	3.54%
Net interest margin (c)			3.19%			3.51%			3.77%

	For the Six Months Ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$119,143	$284	0.48%	$22,145	$439	4.00%
Investment securities (b)(c)(d):
Taxable	915,704	9,616	2.10%	827,831	11,853	2.86%
Nontaxable	105,051	1,631	3.11%	100,876	1,603	3.18%
Total investment securities	1,020,755	11,247	2.20%	928,707	13,456	2.90%
Loans (c)(d)(e):
Construction	109,910	2,477	4.46%	127,988	3,387	5.26%
Commercial real estate, other	843,336	18,930	4.44%	820,163	21,918	5.32%
Commercial and industrial	814,321	16,266	3.95%	589,249	15,762	5.32%
Residential real estate (f)	673,976	16,628	4.93%	625,236	14,845	4.75%
Home equity lines of credit	130,152	3,268	5.05%	131,746	3,866	5.92%
Consumer, indirect	418,979	8,963	4.30%	411,489	8,343	4.09%
Consumer, direct	77,269	2,646	6.89%	76,969	2,648	6.94%
Total loans	3,067,943	69,178	4.49%	2,782,840	70,769	5.07%
Less: Allowance for credit losses(d)	(38,158)			(20,861)
Net loans	3,029,785	69,178	4.54%	2,761,979	70,769	5.12%
Total earning assets	4,169,683	80,709	3.85%	3,712,831	84,664	4.55%
Goodwill and other intangible assets	177,498			168,458
Other assets	257,640			232,114
Total assets	$4,604,821			$4,113,403
Interest-bearing deposits:
Savings accounts	$543,053	$107	0.04%	$498,115	$201	0.08%
Governmental deposit accounts	349,703	1,160	0.67%	314,666	1,405	0.90%
Interest-bearing demand accounts	642,194	319	0.10%	586,577	478	0.16%
Money market accounts	526,168	1,033	0.39%	404,868	1,185	0.59%
Retail certificates of deposit	485,126	3,929	1.63%	437,476	3,496	1.61%
Brokered deposits	192,093	1,365	1.43%	293,313	3,798	2.61%
Total interest-bearing deposits	2,738,337	7,913	0.58%	2,535,015	10,563	0.84%
Borrowed funds:
Short-term FHLB advances	171,971	1,553	1.82%	196,290	2,255	2.32%
Repurchase agreements and other	46,840	60	0.26%	46,373	151	0.65%
Total short-term borrowings	218,811	1,613	1.48%	242,663	2,406	2.00%
Long-term FHLB advances	112,382	938	1.68%	98,712	999	2.04%
Repurchase agreement and other borrowings	9,954	208	4.18%	7,325	266	7.26%
Total long-term borrowings	122,336	1,146	1.88%	106,037	1,265	2.40%
Total borrowed funds	341,147	2,759	1.62%	348,700	3,671	2.12%
Total interest-bearing liabilities	3,079,484	10,672	0.70%	2,883,715	14,234	0.99%
Non-interest-bearing deposits	852,846			634,308
Other liabilities	88,298			50,674
Total liabilities	4,020,628			3,568,697
Total stockholders’ equity	584,193			544,706
Total liabilities and stockholders’ equity	$4,604,821			$4,113,403
Interest rate spread (c)		$70,037	3.15%		$70,430	3.56%
Net interest margin (c)			3.34%			3.78%
(a) The three and six month periods ended June 30, 2019 do not reflect an adjustment related to the balance sheet interest rate swap transactions.
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

Average total loan balances were impacted during the second quarter of 2020 and the first six months of 2020 due to the PPP loan growth. During the second quarter of 2020, Peoples funded approximately $488.1 million of PPP loans, which added to the commercial and industrial average loan balances for the quarterly and six month period.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2020 Compared to						Six Months Ended June 30, 2020 Compared to
(Dollars in thousands)	March 31, 2020			June 30, 2019			June 30, 2019
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(908)	$720	$(188)	$(1,696)	$1,481	$(215)	$(1,306)	$1,151	$(155)
Investment Securities (b) (c):
Taxable	(1,097)	(143)	(1,240)	(3,088)	1,270	(1,818)	(1,823)	(414)	(2,237)
Nontaxable	15	(42)	(27)	(3)	(118)	(121)	28	—	28
Total investment income	(1,082)	(185)	(1,267)	(3,091)	1,152	(1,939)	(1,795)	(414)	(2,209)
Loans (b)(c):
Construction	(1,146)	1,121	(25)	(398)	(31)	(429)	(473)	(437)	(910)
Commercial real estate, other	(2,056)	872	(1,184)	(3,774)	1,325	(2,449)	(4,653)	1,665	(2,988)
Commercial and industrial	(8,314)	9,732	1,418	(13,618)	14,379	761	(9,438)	9,942	504
Residential real estate	(1,067)	953	(114)	(525)	864	339	596	1,187	1,783
Home equity lines of credit	(242)	(40)	(282)	(457)	(56)	(513)	(553)	(45)	(598)
Consumer, indirect	81	64	145	209	90	299	460	160	620
Consumer, direct	(177)	115	(62)	(123)	(44)	(167)	(2)	—	(2)
Total loan income	(12,921)	12,817	(104)	(18,686)	16,527	(2,159)	(14,063)	12,472	(1,591)
Total interest income	$(14,911)	$13,352	$(1,559)	$(23,473)	$19,160	$(4,313)	$(17,164)	$13,209	$(3,955)
INTEREST EXPENSE:
Deposits:
Savings accounts	$(76)	$35	$(41)	$(130)	$53	$(77)	$(143)	$49	$(94)
Governmental deposit accounts	(790)	520	(270)	(989)	586	(403)	(612)	367	(245)
Interest-bearing demand accounts	(248)	71	(177)	(286)	126	(160)	(275)	116	(159)
Money market accounts	(1,050)	737	(313)	(1,421)	1,127	(294)	(813)	661	(152)
Retail certificates of deposit	(157)	(32)	(189)	(317)	108	(209)	39	394	433
Brokered deposits	(364)	9	(355)	(865)	(427)	(1,292)	(1,383)	(1,050)	(2,433)
Total deposit cost	(2,685)	1,340	(1,345)	(4,008)	1,573	(2,435)	(3,187)	537	(2,650)
Borrowed funds:
Short-term borrowings	(169)	(296)	(465)	(377)	(282)	(659)	(707)	(86)	(793)
Long-term borrowings	(466)	496	30	(507)	475	(32)	(365)	246	(119)
Total borrowed funds cost	(635)	200	(435)	(884)	193	(691)	(1,072)	160	(912)
Total interest expense	(3,320)	1,540	(1,780)	(4,892)	1,766	(3,126)	(4,259)	697	(3,562)
Fully tax-equivalent net interest income	$(11,591)	$11,812	$221	$(18,581)	$17,394	$(1,187)	$(12,905)	$12,512	$(393)
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in accrued expense and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income.
(c)Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.
Net interest income increased 1% compared to the linked quarter, as reductions in loan yields were more than offset by the PPP loan income, reduced deposit rates and lower borrowing costs. Federal, state and local responses to COVID-19 have included travel restrictions, prohibition and cancellation of large-scale gatherings, restrictions on commerce and movement, and the closure of schools and colleges. The impact caused by the closures had a significant impact on the economy. During the second quarter of 2020, net interest income was heavily impacted by the actions taken by the Federal Reserve in response to the COVID-19 pandemic. In late March, the Federal Reserve lowered the Federal Funds effective target range 150 basis points during the first quarter of 2020 to 0.00% to 0.25%. The majority of Peoples' variable rate loan portfolio is tied to LIBOR or a prime rate, which continued to be lower than historical levels. The low interest rate environment also drove higher premium amortization on Peoples' investment securities portfolio, which was $720,000 higher than in the linked quarter, thereby reducing net interest income and net interest margin. Net interest margin decreased 32 basis points compared to the linked quarter driven by lower loan and investment yields.
Net interest income for the second quarter of 2020 decreased $1.2 million, or 3%, compared to the second quarter of 2019. Net interest margin decreased 58 basis points compared to 3.77% for the second quarter of 2019. The decrease in net interest income compared to the second quarter of 2019 was driven by lower yields on loans and investments, offset by PPP loan income and lower interest rates paid on deposits, all of which were impacted by the Federal Reserve's reaction to COVID-19.
For the first six months of 2020, net interest income declined $467,000, or 1%, compared to the first six months of 2019 and net interest margin decreased 44 basis points to 3.34%. The lower net interest income and net interest margin compared to 2019 were the result of lower interest rates, increased premium amortization on Peoples' investment securities portfolio and loans repricing faster than deposits, caused by the Federal Reserve's reaction to COVID-19. Funding costs declined compared to the first six months of 2019, as interest rates on deposits were lowered and borrowing costs were controlled.
Accretion income, net of amortization expense, from acquisitions was $955,000 for the second quarter of 2020, $1.1 million for the linked quarter and $1.2 million for the second quarter of 2019, which added 9 basis points, 11 basis points and 13 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $2.0 million for the six months ended June 30, 2020, compared to $1.9 million for the six months ended June 30, 2019, which in both periods added 10 basis points, to net interest margin.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Provision for other credit losses	$11,773	$16,824	$475	$28,597	$115
Provision for checking account overdraft credit losses	61	145	151	206	248
Provision for credit losses	$11,834	$16,969	$626	$28,803	$363
As a percentage of average total loans (a)	1.46%	2.37%	0.09%	1.89%	0.03%
(a) Presented on an annualized basis.
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. During the second quarter of 2020, the provision for credit losses was driven by the economic forecasts utilized within Peoples' CECL model, which predicted higher levels of defaults due to the COVID-19 pandemic. Peoples recorded lower provision for credit losses during the second quarter of 2020, compared to the linked quarter, driven primarily by the deterioration in the one-year economic forecast used for the first quarter, which was more severe than the deterioration in the one-year economic forecast used for the second quarter. For the first six months of 2020, Peoples recorded significant provision for credit losses related to the impacts from the economic assumptions used in estimating the allowance for credit losses under the CECL model. Net recoveries for the second quarter of 2020 were $369,000, or (0.05)% of average total loans annualized, compared to net charge-offs of $498,000, or 0.07% of average total loans annualized, for the linked quarter and net charge-offs of $208,000, or 0.03% of average total loans annualized, for the second quarter of 2019.
During the first quarter of 2020, Peoples adopted ASU 2016-13, and utilized the CECL model to determine its allowance for credit losses, while prior periods used the incurred loss model. The CECL model utilized by Peoples relies on economic forecasts, as well as other key assumptions including prepayments, probability of default and loss given default. Under the incurred loss model (the accounting methodology prior to 2020), the process for estimating allowance for loan losses considered various factors that affect losses, such as changes in Peoples’ loan quality and historical loss experience. Given the relatively low recent loss history, the incurred loss model was highly dependent on qualitative factors to arrive at an appropriate allowance for loan losses in periods prior to 2020. These qualitative factors included current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs.

Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”
Net Gains (Losses) Included in Total Non-Interest Income
Net gains (losses) include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net gains (losses):

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Net gain (loss) on investment securities	$62	$319	$(57)	$381	$(27)

Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(145)	$(70)	$(274)	$(215)	$(431)
Net gain (loss) on OREO	1	(17)	(24)	(16)	(49)
Net gain on other transactions	22	—	5	22	5
Net loss on asset disposals and other transactions	$(122)	$(87)	$(293)	$(209)	$(475)
During the second quarter of 2020, Peoples primarily recognized net losses on repossessed assets. During the first quarter of 2020, Peoples sold investment securities to lock in gains, while also recognizing net losses on repossessed assets. During the second quarter of 2019, net losses included $253,000 of write-offs of fixed assets acquired from First Prestonsburg.
For the first six months of 2020, net gains on investment securities were recorded related to sales of investment securities that primarily occurred in the first quarter, while the net loss on other assets was driven by losses on repossessed assets. For the first half of 2019, the net loss on other assets was mostly due to the write-off of fixed assets acquired from First Prestonsburg, coupled with market value write-downs related to closed offices that were held for sale.
Total Non-Interest Income, Excluding Net Gains and Losses
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
E-banking income	$3,523	$3,280	$3,267	$6,803	$6,254
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increase in e-banking income compared to the linked quarter was driven by the increased usage of debit cards, due to the lifting of many restrictions and the stay-at-home orders put in place in Peoples' markets at the end of the previous quarter in response to COVID-19. In the first six months, e-banking grew 9% compared to the previous year due partially to the full six-month impact of the First Prestonsburg acquired accounts and the increased usage of debit cards by more customers.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Property and casualty insurance commissions	2,506	2,590	2,680	5,096	5,354
Life and health insurance commissions	427	102	626	529	985
Performance-based commissions	138	1,291	2	1,429	1,421
Other fees and charges	120	147	178	267	347
Insurance income	$3,191	$4,130	$3,486	$7,321	$8,107
The 23% decline in insurance income for the second quarter of 2020, compared to the linked quarter, was largely related to the annual performance-based commissions of $1.3 million, which are primarily recognized in the first quarter of each year and are a core component of insurance income. The remaining decreases in insurance income compared to prior periods were mostly related to timing and businesses that have either closed or declines in assets insured under policies, primarily due to the COVID-19 pandemic.

Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Fiduciary income	$1,780	$1,622	$1,837	$3,402	$3,473
Brokerage income	999	1,160	1,038	2,159	2,003
Employee benefits fees	537	480	526	1,017	1,037
Trust and investment income	$3,316	$3,262	$3,401	$6,578	$6,513
Fiduciary income and employee benefits fees benefited from higher managed asset balances near the end of the second quarter of 2020 compared to the first quarter of 2020, mostly due to the recent changes in market values. Brokerage income is also driven by managed asset balances, however, it is generally calculated based on balances at the beginning of each quarter, which caused the decline compared to the first quarter of 2020.

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
(Dollars in thousands)
Assets under administration and management:
Trust	$1,552,785	$1,385,161	$1,572,933	$1,504,036	$1,501,110
Brokerage	885,138	816,260	944,002	904,191	887,745
Total	$2,437,923	$2,201,421	$2,516,935	$2,408,227	$2,388,855
Quarterly average	$2,351,701	$2,425,849	$2,458,770	$2,397,515	$2,356,121
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Overdraft and non-sufficient funds fees	$876	$1,649	$1,746	$2,525	$3,179
Account maintenance fees	849	980	1,012	1,829	1,764
Other fees and charges	184	191	219	375	375
Deposit account service charges	$1,909	$2,820	$2,977	$4,729	$5,318
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Income from deposit account service charges decreased compared to the linked quarter, second quarter of 2019 and first six months of 2019. The declines were a result of lower overdraft, non-sufficient funds and account maintenance fees assessed to customers given higher deposit balances held by Peoples' customers. The decline in assessed fees was directly correlated to the developments related to COVID-19, specifically the PPP loan proceeds, fiscal stimulus and changed customer habits.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Commercial loan swap fees	$955	$244	$516	$1,199	$662
Mortgage banking income	938	750	1,000	1,688	1,788
Bank owned life insurance income	470	582	490	1,052	975
Other non-interest income	422	437	502	859	1,603
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees in the second quarter of 2020 increased $711,000, driven by customer demand in the current low rate environment, when compared to the linked quarter. The increase compared to the second quarter of 2019 was driven by slightly higher customer demand, given the low rate environment and the favorable rates that customers could lock in by utilizing a swap. For the first six months of 2020, commercial loan swap income has nearly doubled compared to the same period in 2019, due to the larger size of the transactions, as the quantity of transactions was largely similar to 2019.

Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The increases in mortgage banking income from the linked quarter, second quarter of 2019 and first six months of 2019 were mainly due to higher refinancings because of the interest rate environment. Also contributing to the fluctuation compared to the linked quarter was seasonality in the housing market, coupled with a $182,000 write-down of mortgage servicing rights during the first quarter of 2020.
In the second quarter of 2020, Peoples sold $21.4 million in loans to the secondary market with servicing retained and sold $42.0 million in loans with servicing released, compared to approximately $22.0 million and $14.0 million, respectively, in the linked quarter, and $24.9 million and $11.4 million, respectively, in the second quarter of 2019. The volume of sales has a direct impact on the amount of mortgage banking income.
Bank owned life insurance income decreased $112,000, compared to the prior quarter as a result of $109,000 of tax-free death benefits recognized in the first quarter of 2020, which was not duplicated in the second quarter.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Base salaries and wages	$12,774	$12,696	$14,353	$25,470	$26,227
Sales-based and incentive compensation	3,165	2,662	3,096	5,827	5,705
Employee benefits	1,997	2,544	1,966	4,541	4,656
Payroll taxes and other employment costs	1,074	1,362	1,208	2,436	2,585
Stock-based compensation	970	1,383	930	2,353	2,138
Deferred personnel costs	(1,995)	(729)	(729)	(2,724)	(1,285)
Salaries and employee benefit costs	$17,985	$19,918	$20,824	$37,903	$40,026
Full-time equivalent employees:
Actual at end of period	894	898	918	894	918
Average during the period	892	898	906	895	891
Base salaries and wages increased 1% compared to the linked quarter and decreased 11% compared to the second quarter of 2019. During the second quarter of 2019, Peoples incurred acquisition-related expenses related to the First Prestonsburg acquisition totaling $2.4 million, which was the key driver of the decline, and was partially offset by merit increases and the continued movement towards a $15 per hour minimum wage throughout Peoples' organization that was largely implemented as of January 1, 2020. For the first six months of 2020, base salaries and wages decreased 3% compared to 2019, as acquisition-related expenses of $2.4 million were recognized during the first six months of 2019.
The increase in sales-based and incentive compensation for the second quarter of 2020 compared to the first quarter of 2020 was related to overall company performance measures used in calculating incentive awards, combined with higher sales-based compensation related to mortgage banking reflecting the increased volume of real estate loans sold in the secondary market.
The decrease in employee benefits for the second quarter of 2020, compared to the linked quarter, was partially due to the annual contribution of $427,000 to employee health benefit accounts occurring primarily in the first quarter of 2020, coupled with the restrictions on elective medical procedures due to COVID-19.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the second quarter of 2020 declined compared to the linked quarter, as an additional $396,000 of unrestricted grants of common share awards to associates at the level of Assistant Vice President or below during the second quarter of 2020 was more than offset by a reduction of $813,000 related to additional expense recorded during the first quarter of 2020 from stock grants to retirement eligible individuals and the annual vesting of prior stock grants. The unrestricted common share grant during the second quarter of 2020 contributed to the increase in stock-based compensation for the first six months of 2020 compared to 2019.
The decrease in payroll taxes and other employment costs, compared to the linked quarter included lower social security and unemployment taxes recognized during the second quarter of 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year, which increased in 2020 compared to 2019. Materially impacting the comparison was the recognition of $921,000 in deferred personnel costs during the second quarter related to the origination of PPP loans. In addition, higher production in residential real estate and commercial loans during the second quarter of 2020 contributed to the increased deferral compared to the linked quarter. Increased production in all categories of loans drove the higher deferred personnel costs compared to the first six months of 2019, with the first six months of 2020 also being impacted by the additional deferred costs related to the PPP loan originations.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Depreciation	$1,557	$1,455	$1,494	$3,012	$2,743
Repairs and maintenance costs	701	757	715	1,458	1,485
Net rent expense	315	305	250	620	538
Property taxes, utilities and other costs	578	637	673	1,215	1,344
Net occupancy and equipment expense	$3,151	$3,154	$3,132	$6,305	$6,110
Compared to the second quarter of 2019, net occupancy and equipment expense was impacted by increased depreciation related to investments in technological infrastructure and equipment (mainly ATMs), as well as branding for additional full-service bank branches from the First Prestonsburg acquisition. Net occupancy and equipment expense increased 3% compared to the first six months of 2019 mainly due to additional assets and costs associated with maintaining the First Prestonsburg locations for a full period.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
E-banking expense	$1,879	1,865	$1,693	$3,744	$3,270
Professional fees	1,834	1,693	2,344	3,527	3,620
Data processing and software expense	1,754	1,752	1,567	3,506	3,112
Franchise tax expense	881	882	772	1,763	1,477
Amortization of other intangible assets	728	729	824	1,457	1,518
Marketing expense	632	473	490	1,105	1,084
Foreclosed real estate and other loan expenses	335	578	469	913	724
Communication expense	294	280	317	574	595
FDIC insurance premiums (credits)	152	(5)	381	147	752
Other non-interest expense	2,180	3,006	6,063	5,186	8,448
E-banking expense was up compared to the second quarter of 2019 due to an increased number of customers as a result of the addition of First Prestonsburg customers, which increased the volume of transactions involving debit cards and Peoples' internet and mobile banking service.  The increase in expenses related to Peoples' internet and mobile banking services was driven by increases in customer accounts and customer usage of mobile and online banking tools, driven by the acquisition of First Prestonsburg in April 2019, as well as the annual contractual increase in the cost of each unit of service in internet and mobile banking.
The increase in data processing and software expense compared to prior periods was driven by systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features.
Professional fees increased from the first quarter of 2020, primarily due to higher legal expenses and other professional services. Compared to the second quarter of 2019, professional fees were down due to $562,000 of fees incurred in 2019 as a result of the First Prestonsburg acquisition.

Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the second quarter of 2020 was flat compared to the first quarter of 2020 and was down compared to the second quarter of 2019, as a result of the declining amortization from previous acquisitions.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. Expenses related to state franchise taxes, which includes Ohio FIT, increased in the second quarter of 2020 compared to the second quarter of 2019 due to higher equity as of December 31, 2019 compared to December 31, 2018, coupled with additional taxes in Kentucky as a result of the First Prestonsburg acquisition in 2019.
Marketing expense increased compared to the first quarter of 2020 and the second quarter of 2019, due to COVID-19 expenses incurred during the second quarter of 2020, which included a $250,000 donation to food banks and pantries in Peoples' market area.
Foreclosed real estate and other loan expenses decreased compared to the prior quarter and the second quarter of 2019 primarily due to higher deferred costs associated with increased origination volume of consumer indirect loans during the second quarter of 2020.
Peoples used credits to partially offset its FDIC insurance premiums related to its quarterly assessments during the second quarter of 2020 and used credits to fully offset the first quarter of 2020 premiums, compared to having no credits available to offset the second quarter of 2019 premiums. The FDIC insurance premiums credits were related to the level of the federal Deposit Insurance Fund ("DIF") that continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples utilized the remaining credits that had been issued to it in the second quarter of 2020.
Compared to the linked quarter, other non-interest expense declined due to lower travel and entertainment costs, which was driven by the stay-at-home orders in place for part of the quarter, as well as reductions in other ancillary costs. Other non-interest expense for the second quarter of 2020 decreased $3.9 million compared to the second quarter of 2019. The decrease was primarily due to a decline in acquisition-related expenses of $3.8 million, which had been incurred with the acquisition of First Prestonsburg. For the first six months of 2020, other non-interest expense decreased $3.3 million, and was mostly driven by a reduction of $3.8 million in acquisition-related expenses, which were partially offset by pension settlement charges of $519,000 recognized during 2020, while no similar costs were incurred during 2019.
Income Tax Expense (Benefit)
Peoples recorded income tax expense of $1.1 million for the second quarter of 2020, compared to a benefit of $156,000 for the linked quarter and an expense of $2.2 million for the second quarter of 2019. The income tax expense during the second quarter of 2020 was driven by pre-tax income of $5.9 million, which was impacted by the $11.8 million provision for credit losses recorded during the quarter. During the linked quarter, Peoples recorded an income tax benefit due to the pre-tax loss as a result of higher provision for credit losses during the period.
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

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Pre-provision net revenue:
Income (loss) before income taxes	$5,885	$(921)	11,836	$4,964	$29,582
Add: provision for credit losses (a)	11,834	16,969	626	28,803	363
Add: net loss on OREO	—	17	24	17	49
Add: net loss on investment securities	—	—	57	—	27
Add: net loss on other assets	145	70	274	215	431
Add: net loss on other transactions	—	—	—	—	—
Less: net gain on OREO	1	—	—	1	—
Less: net gain on investment securities	62	319	—	381	—
Less: gain on other transactions	22	—	5	22	5
Pre-provision net revenue	$17,779	$15,816	$12,812	$33,595	$30,447
Total average assets	$4,828,016	$4,381,627	$4,239,779	$4,604,821	$4,113,403
Pre-provision net revenue to total average assets (annualized)	1.48%	1.45%	1.21%	1.47%	1.49%

Weighted-average common shares outstanding - diluted	19,858,880	20,538,214	20,442,366	20,183,222	19,972,350
Pre-provision net revenue per common share - diluted	$0.89	$0.77	$0.63	$1.66	$0.62
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
The increase in PPNR during the second quarter of 2020 was mostly due to reductions in non-interest expense compared to the linked quarter. Compared to the second quarter of 2019, and the first six months of 2019, PPNR increase mostly due to acquisition-related expenses incurred during the 2019 periods.
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
The following tables provide reconciliations of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Core non-interest expense:
Total non-interest expense	$31,805	$34,325	$38,876	$66,130	70,736
Less: acquisition-related expenses	47	30	6,770	77	7,023
Less: pension settlement charges	151	368	—	519	—
Less: severance expenses	79	13	—	92	—
Less: COVID-19 expenses	918	140	—	1,058	—
Core non-interest expense	$30,610	$33,774	$32,106	$64,384	$63,713

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019

Efficiency ratio:
Total non-interest expense	$31,805	$34,325	$38,876	$66,130	$70,736
Less: amortization of other intangible assets	728	729	824	1,457	1,518
Adjusted total non-interest expense	$31,077	$33,596	$38,052	$64,673	$69,218

Total non-interest income	$14,664	$15,737	$15,289	$30,401	$30,718
Less: net gain (loss) on investment securities	62	319	(57)	381	(27)
Less: net loss on asset disposals and other transactions	(122)	(87)	(293)	(209)	(475)
Total non-interest income excluding net gains and losses	$14,724	$15,505	$15,639	$30,229	$31,220

Net interest income	$34,860	$34,636	$36,049	$69,496	$69,963
Add: fully tax-equivalent adjustment (a)	269	272	267	541	467
Net interest income on a fully tax-equivalent basis	$35,129	$34,908	$36,316	$70,037	$70,430

Adjusted revenue	$49,853	$50,413	$51,955	$100,266	$101,650

Efficiency ratio	62.34%	66.64%	73.24%	64.50%	68.09%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$30,610	$33,774	$32,106	$64,384	$63,713
Less: amortization of other intangible assets	728	729	824	1,457	1,518
Adjusted core non-interest expense	$29,882	$33,045	$31,282	$62,927	$62,195

Core non-interest income excluding net gains and losses	$14,724	$15,505	$15,639	$30,229	$31,220
Net interest income on a fully tax-equivalent basis	35,129	34,908	36,316	70,037	70,430
Adjusted revenue	$49,853	$50,413	$51,955	$100,266	$101,650

Efficiency ratio adjusted for non-core items	59.94%	65.55%	60.21%	62.76%	61.19%
(a) Based on a 21% statutory federal corporate income tax rate.
The efficiency ratio and the efficiency ratio adjusted for non-core items improved compared to the linked quarter, and was driven by lower total non-interest expense. Compared to the second quarter of 2019, and the first six months of 2019, the efficiency ratio improved mainly due to the acquisition-related expenses that were recognized during the 2019 periods. The efficiency ratio adjusted for non-core items was impacted by lower core non-interest expenses in the second quarter of 2020, compared to the second quarter of 2019. The efficiency ratio adjusted for non-core items was negatively impacted by lower revenue and higher core non-interest expenses compared to the first six months of 2019.

Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19 expenses.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019

Annualized net income (loss) adjusted for non-core items:
Net income (loss)	$4,749	$(765)	$9,598	$3,984	$23,967
Add: net loss on investment securities	—	—	57	—	27
Less: tax effect of net loss on investment securities (a)	—	—	12	—	6
Less: net gain on investment securities	62	319	—	381	—
Add: tax effect of net gain on investment securities (a)	13	67	—	80	—
Add: net loss on asset disposals and other transactions	122	87	293	209	475
Less: tax effect of net loss on asset disposals and other transactions (a)	26	18	62	44	100
Add: acquisition-related expenses	47	30	6,770	77	7,023
Less: tax effect of acquisition-related expenses (a)	10	6	1,422	16	1,475
Add: pension settlement charges	151	368	—	519	—
Less: tax effect of pension settlement charges (a)	32	77	—	109	—
Add: severance expenses	79	13	—	92	—
Less: tax effect of severance expenses (a)	17	3	—	20	—
Add: COVID-19 expenses	918	140	—	1,058	—
Less: tax effect of COVID-19 expenses (a)	193	29	—	222	—
Net income (loss) adjusted for non-core items (after tax)	$5,739	$(512)	$15,222	$5,227	$29,911
Days in the period	91	91	91	182	181
Days in the year	366	366	365	366	365
Annualized net income (loss)	$19,100	$(3,077)	$38,497	$8,012	$48,331
Annualized net income (loss) adjusted for non-core items (after tax)	$23,082	$(2,059)	$61,055	$10,511	$60,318
Return on average assets:
Annualized net income (loss)	$19,100	$(3,077)	$38,497	$8,012	$48,331
Total average assets	4,828,016	4,381,627	4,239,779	4,604,821	4,113,403
Return on average assets	0.40%	(0.07)%	0.91%	0.17%	1.17%
Return on average assets adjusted for non-core items:
Annualized net income (loss) adjusted for non-core items (after tax)	$23,082	$(2,059)	$61,055	$10,511	$60,318
Total average assets	4,828,016	4,381,627	4,239,779	4,604,821	4,113,403
Return on average assets adjusted for non-core items	0.48%	(0.05)%	1.44%	0.23%	1.47%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items both improved during the second quarter of 2020, compared to the linked quarter. The improvements were mostly due to a reduction in provision for credit losses compared to the linked quarter, coupled with lower total non-interest expense. Compared to the second quarter of 2019, the provision for credit losses of $11.8 million recorded during the second quarter of 2020 drove most of the decline in the ratios. For the first six months of 2020, provision for credit losses totaled $28.8 million, and was largely the reason for the decrease in the ratios. For additional information related to the increased provision for credit losses, refer to the sections in this discussion titled “Provision for Credit Losses" and "Allowance for Credit Losses.”
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

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30,
(Dollars in thousands)				2020	2019
Annualized net income (loss) excluding amortization of other intangible assets:
Net income (loss)	$4,749	$(765)	$9,598	$3,984	$23,967
Add: amortization of other intangible assets	728	729	824	1,457	1,518
Less: tax effect of amortization of other intangible assets (a)	153	153	173	306	319
Net income (loss) excluding amortization of other intangible assets	$5,324	$(189)	$10,249	$5,135	$25,166
Days in the period	91	91	91	182	181
Days in the year	366	366	365	366	365
Annualized net income (loss)	$19,100	$(3,077)	$38,497	$8,012	$48,331
Annualized net income (loss) excluding amortization of other intangible assets	$21,413	$(760)	$41,109	$10,326	$50,749
Average tangible equity:
Total average stockholders' equity	$572,141	$596,246	$564,992	$584,193	$544,706
Less: average goodwill and other intangible assets	177,012	177,984	175,169	177,498	168,458
Average tangible equity	$395,129	$418,262	$389,823	$406,695	$376,248
Return on average stockholders' equity ratio:
Annualized net income (loss)	$19,100	$(3,077)	$38,497	$8,012	$48,331
Average stockholders' equity	$572,141	$596,246	$564,992	$584,193	$544,706
Return on average stockholders' equity	3.34%	(0.52)%	6.81%	1.37%	8.87%
Return on average tangible equity ratio:
Annualized net income (loss) excluding amortization of other intangible assets	$21,413	$(760)	$41,109	$10,326	$50,749
Average tangible equity	$395,129	$418,262	$389,823	$406,695	$376,248
Return on average tangible equity	5.42%	(0.18)%	10.55%	2.54%	13.49%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios continued to be impacted by higher provision for credit losses during the second quarter of 2020. Compared to the linked quarter, the ratios improved due to a decline in the provision for credit losses of $5.1 million. The negative return on average stockholders' equity and average tangible equity ratios during the first quarter of 2020 were primarily due to the $17.0 million provision for credit losses recorded.
For additional information related to the increased provision for credit losses, refer to the sections in this discussion titled “Provision for Credit Losses" and "Allowance for Credit Losses.”

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2020, Peoples' interest-bearing deposits in other banks increased $99.1 million from December 31, 2019. The total cash and cash equivalent balance included $84.7 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2020, compared to $15.6 million at December 31, 2019. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity due to the COVID-19 pandemic.
Through the first six months of 2020, Peoples' total cash and cash equivalents increased $104.1 million as Peoples' net cash used in investing activities of $515.2 million was less than the sum of net cash provided by financing and operating activities of $589.2 million and $30.0 million, respectively. Peoples' investing activities reflected a net increase of $479.6 million in loans and $89.4 million in purchases of available-for-sale investment securities, which were partially offset by $161.8 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $733.4 million net increase in deposits and $50.0 million of proceeds from long-term borrowings, offset partially by a decrease of $159.1 million in short-term borrowings, as well as the purchase of $20.0 million of treasury stock under the share repurchase program and $13.5 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$5,396	$6,361	$8,209	$12,145	$19,051
States and political subdivisions	107,032	108,812	114,104	115,613	125,418
Residential mortgage-backed securities	748,867	823,893	791,009	835,172	748,132
Commercial mortgage-backed securities	12,157	17,061	18,088	20,461	22,664
Bank-issued trust preferred securities	4,399	4,708	4,691	4,644	4,099
Total fair value	$877,851	$960,835	$936,101	$988,035	$919,364
Total amortized cost	$853,072	$932,179	$929,395	$976,286	$910,431
Net unrealized gain	$24,779	$28,656	$6,706	$11,749	$8,933
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions (a)	3,538	3,838	$4,346	$4,395	$4,398
Residential mortgage-backed securities	28,075	29,070	21,494	22,412	23,335
Commercial mortgage-backed securities	5,754	5,830	5,907	7,022	7,106
Total amortized cost	$37,367	$38,738	$31,747	$33,829	$34,839
Other investment securities	$42,656	$46,924	$42,730	$43,045	$43,508
Total investment securities:
Amortized cost	$933,095	$1,017,841	$1,003,872	$1,053,160	$988,778
Carrying value	$957,874	$1,046,497	$1,010,578	$1,064,909	$997,711

(a) Amortized cost is presented net of the allowance for credit losses of $6,000 at June 30, 2020 and March 31, 2020.
At June 30, 2020, the fair value of available-for-sale securities declined $83.0 million, or 9%, compared to March 31,2020. The decrease compared to all prior periods was driven by the paydowns and maturities of securities, primarily residential mortgage-backed securities. These proceeds were not reinvested into the investment portfolio mostly due to liquidity needs for funding of PPP loans, anticipation of funding needs for the acquisition of Peoples Premium Finance, and the limited attractive investment securities available.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Originated loans:
Construction	$105,493	$106,415	$83,283	$100,338	$102,904
Commercial real estate, other	738,292	707,339	671,576	659,103	641,061
Commercial real estate	843,785	813,754	754,859	759,441	743,965
Commercial and industrial	1,032,970	611,791	622,175	564,279	548,460
Residential real estate	285,407	293,078	314,935	308,964	299,173
Home equity lines of credit	90,612	91,344	93,013	92,910	90,374
Consumer, indirect	450,296	418,022	417,127	423,217	419,595
Consumer, direct	74,614	71,230	70,852	72,699	72,209
Consumer	524,910	489,252	487,979	495,916	491,804
Deposit account overdrafts	592	610	878	1,081	676
Total originated loans	$2,778,276	$2,299,829	$2,273,839	$2,222,591	$2,174,452
Acquired loans (a):
Construction	$4,460	$4,450	$5,235	$4,435	$6,775
Commercial real estate, other	176,128	190,478	161,662	171,096	201,909
Commercial real estate	180,588	194,928	166,897	175,531	208,684
Commercial and industrial	37,356	42,739	40,818	43,961	51,506
Residential real estate	327,677	332,288	346,541	358,053	348,439
Home equity lines of credit	32,772	36,667	39,691	41,942	41,262
Consumer, indirect	38	44	58	67	90
Consumer, direct	4,312	4,942	5,681	8,171	9,100
Consumer	4,350	4,986	5,739	8,238	9,190
Total acquired loans	$582,743	$611,608	$599,686	$627,725	$659,081
Total loans	$3,361,019	$2,911,437	$2,873,525	$2,850,316	$2,833,533
Percent of loans to total loans:
Construction	3.3%	3.8%	3.1%	3.8%	3.9%
Commercial real estate, other	27.2%	30.8%	29.0%	29.1%	29.7%
Commercial real estate	30.5%	34.6%	32.1%	32.9%	33.6%
Commercial and industrial	31.9%	22.5%	23.1%	21.3%	21.2%
Residential real estate	18.2%	21.5%	23.0%	23.4%	22.9%
Home equity lines of credit	3.7%	4.4%	4.6%	4.7%	4.6%
Consumer, indirect	13.4%	14.4%	14.5%	14.9%	14.8%
Consumer, direct	2.3%	2.6%	2.7%	2.8%	2.9%
Consumer	15.7%	17.0%	17.2%	17.7%	17.7%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$491,545	$503,158	$496,802	$488,724	$473,443

(a) Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at June 30, 2020 increased $449.6 million, or 15%, compared to March 31, 2020, and $527.5 million, or 19%, compared to June 30, 2019. The increase compared to March 31, 2020 was mostly driven by the PPP loans originated during the second quarter of 2020, which totaled $457.7 million at June 30, 2020, and were included in commercial and industrial loan balances. Excluding acquired loans and the PPP loans, Peoples' originated loans grew by 4% annualized compared to March 31, 2020. The growth was due to higher consumer indirect loan balances, which were up $32.2 million, or 31% annualized, while commercial real estate loan balances increased $30.9 million, or 18% annualized, compared to March 31, 2020.
The increase compared to June 30, 2019 was largely due to the PPP loans added during the second quarter of 2020, coupled with growth in commercial real estate, commercial and industrial, and home equity lines of credit balances. Acquired loan balances continued to decline compared to prior periods, as these loans either payoff or are re-underwritten, at which point Peoples no longer considers the loan acquired.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2020:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Assisted living facilities and nursing homes	$31,992	$43,579	$75,571	36.2%
Apartment complexes	31,396	22,478	53,874	25.8%
Retail	4,139	17,659	21,798	10.4%
Land development	5,142	1,337	6,479	3.1%
Office buildings	5,561	631	6,192	3.0%
Gas station facilities	6,024	143	6,167	3.0%
Land only	5,076	1,044	6,120	2.9%
Residential property	2,009	3,234	5,243	2.5%
Mixed used facilities	4,600	560	5,160	2.5%
Other (a)	14,667	7,448	22,115	10.6%
Total construction	$110,606	$98,113	$208,719	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$75,991	$2,378	$78,369	8.8%
Non-owner occupied	63,031	3,991	67,022	7.5%
Total office buildings and complexes	139,022	6,369	145,391	16.3%
Apartment complexes	101,885	6,660	108,545	12.1%
Mixed-use facilities:
Owner occupied	58,855	1,592	60,447	6.8%
Non-owner occupied	39,062	721	39,783	4.4%
Total mixed-use facilities	97,917	2,313	100,230	11.2%
Retail facilities:
Owner occupied	40,591	707	41,298	4.6%
Non-owner occupied	54,641	348	54,989	6.1%
Total retail facilities	95,232	1,055	96,287	10.7%
Warehouse facilities	67,627	6,377	74,004	8.3%
Light industrial facilities:
Owner occupied	46,794	1,156	47,950	5.4%
Non-owner occupied	22,714	1,088	23,802	2.7%
Total light industrial facilities	69,508	2,244	71,752	8.1%
Lodging and lodging related	52,465	779	53,244	5.9%
Education services	35,167	98	35,265	3.9%
Assisted living facilities and nursing homes	29,732	250	29,982	3.3%
Day care facilities:
Owner occupied	19,055	—	19,055	2.1%
Non-owner occupied	2,282	—	2,282	0.3%
Total day care facilities	21,337	—	21,337	2.4%
Agriculture	20,511	744	21,255	2.4%
Gas station facilities:
Owner occupied	15,885	—	15,885	1.8%
Non-owner occupied	4,484	—	4,484	0.5%
Total health care facilities	20,369	—	20,369	2.3%
Health care facilities:
Owner occupied	8,466	276	8,742	1.0%
Non-owner occupied	10,013	—	10,013	1.1%
Total gas station facilities	18,479	276	18,755	2.1%
Other (a)	93,635	5,436	99,070	11.0%
Total commercial real estate, other	$862,886	$32,601	$895,486	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either June 30, 2020 or December 31, 2019.
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
Peoples is a PPP participating lender, and funded $488.1 million of loans through June 30, 2020. As of June 30, 2020, Peoples had principal balances of PPP loans of $457.7 million, net of payoffs during the quarter, included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $13.6 million at June 30, 2020. For the second quarter of 2020, Peoples recorded amortization of net deferred loan origination fees of $1.9 million on PPP loans. The net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
JobsOhio Partnership
Peoples has also been selected to partner with JobsOhio, a private nonprofit organization charged with economic development. JobsOhio will provide a 90% guarantee on the first $25 million of increased exposure to small businesses, where customers may obtain up to $200,000 of additional financing, subject to certain eligibility requirements. Through June 30, 2020, Peoples originated 114 loans for $7.1 million of principal balances under this program. As of July 17, 2020, Peoples had approved a total of $8.6 million in JobsOhio loans for 140 customers.
Payment Relief and Loan Modifications
Peoples is also providing relief solutions to consumer and commercial borrowers. For consumer borrowers, Peoples is providing interest-only payment options to customers for a period of up to 90 days, with the ability to extend if needed and specified qualifications are met. Peoples is also providing forbearance to its consumer borrowers which allows them to defer their principal and interest payments for up to 90 days for non-residential real estate consumer loans and up to 180 days for residential real estate consumer loans. As of July 6, 2020, Peoples had completed forbearance or payment relief for 1,369 customers, for loan balances of $43 million, which included $7.4 million of relief for the Federal National Mortgage Association and Federal Home Loan Mortgage Corp secondary market loans. Peoples is proactively reaching out to customers to which it granted payment relief previously to determine if there is any additional need for relief beyond the initial period granted.
In addition, for commercial borrowers who meet certain criteria, Peoples is providing interest-only payment options, principal and interest deferrals, and increased financing. As of July 17, 2020, Peoples had approved $486 million of loan modifications to commercial loan customers. As of July 17, 2020, the portfolio had experienced a small number of borrowers requesting extensions of the originally approved deferment periods. The requests for additional payment relief account for $42 million, or 9%, of the total commercial loan balance modifications approved. Peoples continues to prudently work with borrowers and review any second requests for deferment more closely. These requests are maintained within the CARES Act guidance and have not exceeded six consecutive months of deferred payment.
Borrowers within the lodging industry account for nearly 60% of the total $42 million of additional extension requests. The lodging industry continues to be impacted by the COVID-19 pandemic, with a negative outlook for travel demand among both business and leisure customers. The remaining borrowers that have requested additional payment relief are primarily within the daycare and retail sectors. Peoples will continue to work with its customers in identifying relief solutions during this economic downturn.
Portfolio Exposure
Peoples has evaluated its portfolio exposure to certain industries most impacted by the COVID-19 pandemic, which includes restaurants, lodging and lodging related businesses, floorplans, office and retail facilities, as well as daycare facilities. Peoples has been proactive in working with clients within these industries, and is keeping in close communication with them. Peoples has made loan modifications, when it is prudent to do so, and is monitoring early warnings signs of risk within these industry segments. These segments comprise approximately 60% of the total commercial loan modifications approved in response to COVID-19.
Below is a table detailing Peoples' outstanding balance of loans as of June 30, 2020, within certain industries that have been impacted:

(Dollars in thousands)	Outstanding Balance	% of Total Loans	Loan-to-Value	Total Commitment
Restaurants (a)	$217,493	6.5%	59.2%	$231,645
Multifamily	128,076	3.8%	60.7%	157,219
Floorplans (b)	76,216	2.3%	100.0%	128,600
Assisted living facilities and nursing homes (c)	94,411	2.8%	74.2%	145,005
Lodging and lodging related (d)	73,130	2.2%	64.8%	84,660
Total	$589,326	17.6%		$747,129
(a)Restaurant outstanding balance includes $60.5 million in PPP loans.
(b)Individual units financed under dealer floor plan agreements are generally financed in line with industry standards at 100% of manufacturer invoice, auction cost, or wholesale value.
(c)Assisted living facilities and nursing homes outstanding balance includes $15.5 million in PPP loans.
(d)Lodging and lodging related outstanding balance includes $2.3 million in PPP loans.

Approximately 79% of Peoples' outstanding balance to restaurants is to McDonald's franchise operators, which have additional guarantor support, as well as corporate assistance with rent and service fee deferments. Of the remaining outstanding balance of restaurant loans, approximately 16% are enhanced with SBA guarantees. As of July 17, 2020, Peoples had modified approximately $112 million of restaurant loans. Peoples approved $105 million in modifications to McDonald’s operators and $7.3 million to non-McDonald’s operators. The total portfolio outstanding balances of non-McDonald’s operators was $60.7 million at June 30, 2020, which included $28 million of PPP loans.
In addition, for multifamily loans, Peoples has sponsors with extensive experience and substantial liquidity. The top five relationships, in terms of aggregate credit exposures, account for 33% of the portfolio balances. The top five relationships consist of five properties with an average loan-to-value of 64%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 80%. These relationships have average liquidity greater than $1 million. Additional support is provided by guarantor strength on the majority of these relationships. The largest loan in the portfolio accounts for 13% of the portfolio balance. The loan has notable guarantor support, with a reported unencumbered liquidity level of more than $200 million.
For floorplan loans, Peoples has a robust monitoring and audit process, and performs collateral audits frequently.
Approximately 80% of the assisted living facilities and nursing homes are private pay and are not dependent upon Medicare, and as of June 30, 2020, Peoples had no requests from these customers for relief.
The majority of Peoples' lodging and lodging related outstanding balances are larger established franchises. The top five relationships, in terms of aggregate credit exposures, account for 85% of the portfolio balance. The five largest loans have an average loan-to-value of 60%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 65%. These relationships have average liquidity of more than $1 million. Additional support is provided by guarantor strength on the majority of these relationships. As of June 30, 2020, Peoples had modified approximately $56 million, or 81%, of the lodging and lodging related loan balances.
Peoples' exposure to energy loans was not material at June 30, 2020. Energy loan balances were $5.9 million, or less than 1% of total loans, as of June 30, 2020, with a total commitment of $7.6 million. Peoples' energy loans are mostly operators in support services for oil and gas companies.
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Commercial real estate	$21,810	$13,884	$7,333	$8,466	$8,245
Commercial and industrial	10,106	8,743	8,432	7,162	7,197
Total commercial	31,916	22,627	15,765	15,628	15,442
Residential real estate	6,380	5,744	1,191	1,162	1,184
Home equity lines of credit	1,755	1,695	546	567	598
Consumer, indirect	12,293	10,878	2,937	3,247	3,172
Consumer, direct	1,941	1,803	294	339	342
Consumer	14,234	12,681	3,231	3,586	3,514
Deposit account overdrafts	77	86	94	128	86
Originated allowance for credit losses	54,362	42,833	20,827	21,071	20,824
Acquired allowance for credit losses(1)	—	—	729	514	533
Allowance for credit losses(2)	$54,362	$42,833	$21,556	$21,585	$21,357
As a percent of total loans	1.62%	1.47%	0.75%	0.76%	0.75%
(1) As of March 31, 2020, the amounts previously included in "acquired allowance for credit losses" is included in the originated allowance for credit losses under the CECL model.
(2) As of March 31, 2020, Peoples calculated the allowance for credit losses using the CECL model, while previous periods used the incurred loss model.
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

At June 30, 2020, the allowance for credit losses was $54.4 million, compared to $42.8 million at March 31, 2020, $21.6 million at December 31, 2019 and $21.4 million at June 30, 2019. The ratio of the allowance for loan losses as a percent of total loans was 1.62% at June 30, 2020, compared to 1.47% at March 31, 2020, and 0.75% at both December 31, 2019 and June 30, 2019. During the second quarter of 2020, Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts at the end of June 2020. These forecasts included higher unemployment rates nationally and in Ohio, and lower Ohio Gross Domestic Product, which are the key assumptions within the CECL model, compared to March 31, 2020 and January 1, 2020. This was similar to the impact that COVID-19 had on economic forecasts at March 31, 2020, which also resulted in higher allowance for credit losses compared to December 31, 2019. The PPP loans originated during the second quarter of 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at June 30, 2020. The PPP loans did have a negative impact on the allowance for credit losses as a percent of total loans at June 30, 2020, as they were included in total loans but had no related allowance for credit losses.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans" of the Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Gross charge-offs:
Commercial real estate, other	$135	$10	$—	$—	$43
Commercial and industrial	15	937	738	261	—
Residential real estate	16	118	55	81	67
Home equity lines of credit	9	14	10	36	—
Consumer, indirect	336	721	563	447	346
Consumer, direct	51	62	61	54	33
Consumer	387	783	624	501	379
Deposit account overdrafts	119	213	219	283	176
Total gross charge-offs	$681	$2,075	$1,646	$1,162	$665
Recoveries:
Commercial real estate, other	$6	$116	$53	$86	$2
Commercial and industrial	805	1,204	322	81	228
Residential real estate	100	57	9	87	102
Home equity lines of credit	8	1	1	8	1
Consumer, indirect	72	125	41	67	47
Consumer, direct	10	14	7	5	27
Consumer	82	139	48	72	74
Deposit account overdrafts	49	60	48	51	50
Total recoveries	$1,050	$1,577	$481	$385	$457
Net charge-offs (recoveries):
Commercial real estate, other	$129	$(106)	$(53)	$(86)	$41
Commercial and industrial	(790)	(267)	416	180	(228)
Residential real estate	(84)	61	46	(6)	(35)
Home equity lines of credit	1	13	9	28	(1)
Consumer, indirect	264	596	522	380	299
Consumer, direct	41	48	54	49	6
Consumer	305	644	576	429	305
Deposit account overdrafts	70	153	171	232	126
Total net (recoveries) charge-offs	$(369)	$498	$1,165	$777	$208
Ratio of net (recoveries) charge-offs to average total loans (annualized):
Commercial real estate	0.02%	(0.01)%	(0.01)%	(0.01)%	0.01%
Commercial and industrial	(0.11)%	(0.04)%	0.06%	0.03%	(0.03)%
Residential real estate	(0.01)%	0.01%	0.01%	—%	—%
Consumer, indirect	0.03%	0.08%	0.07%	0.05%	0.03%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	—%
Consumer	0.04%	0.09%	0.08%	0.06%	0.03%
Deposit account overdrafts	0.01%	0.02%	0.02%	0.03%	0.02%
Total	(0.05)%	0.07%	0.16%	0.11%	0.03%
Each with "--%" not meaningful.
Net recoveries during the second quarter of 2020 were (0.05)% of average total loans on an annualized basis. During the second quarter of 2020, Peoples recorded a $750,000 recovery on a commercial loan relationship that had been previously charged-off. Also contributing to the declining net charge-off level was the low amount of gross charge-offs during the second quarter of 2020. The first quarter of 2020 included a recovery of $1.2 million recorded on a previously charged-off commercial loan.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Loans 90+ days past due and accruing (a):
Construction	$—	$—	$—	$—	$230
Commercial real estate, other	130	—	907	582	557
Commercial real estate	130	—	907	582	787
Commercial and industrial	—	806	155	572	261
Residential real estate	1,618	557	2,677	3,095	2,291
Home equity lines of credit	46	143	108	183	53
Consumer, indirect	57	—	—	—	—
Consumer, direct	29	37	85	83	57
Consumer	86	37	85	83	57
Total loans 90+ days past due and accruing	$1,880	$1,543	$3,932	$4,515	$3,449
Nonaccrual loans (a):
Construction	$4	$99	411	$230	$688
Commercial real estate, other	9,413	9,167	6,699	6,723	6,427
Commercial real estate	9,417	9,266	7,110	6,953	7,115
Commercial and industrial	4,745	4,408	1,824	883	1,748
Residential real estate	8,867	6,156	4,471	4,237	3,868
Home equity lines of credit	687	978	955	893	1,001
Consumer, indirect	802	637	629	568	383
Consumer, direct	208	122	48	55	13
Consumer	1,010	759	677	623	396
Total nonaccrual loans	$24,726	$21,567	$15,037	$13,589	$14,128
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$265	$410	$102	$112	$122
Commercial and industrial	—	602	331	332	332
Residential real estate	38	2,484	1,890	1,770	1,664
Home equity lines of credit	—	174	210	194	193
Consumer, indirect	—	197	211	203	152
Consumer, direct	—	48	—	—	—
Consumer	—	245	211	203	152
Total nonaccrual TDRs	$303	$3,915	$2,744	$2,611	$2,463
Total nonperforming loans ("NPLs")	$26,909	$27,025	$21,713	$20,715	$20,040
OREO:
Commercial	$145	$145	$145	$145	$—
Residential	$91	$81	$82	$144	$123
Total OREO	$236	$226	$227	$289	$123
Total nonperforming assets ("NPAs")	$27,145	$27,251	$21,940	$21,004	$20,163
Criticized loans (b)	$105,499	$90,881	$96,830	$100,434	$97,016
Classified loans (c)	66,567	68,787	66,154	58,938	63,048

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Asset Quality Ratios:
NPLs as a percent of total loans (d)(e)	0.80%	0.93%	0.75%	0.73%	0.71%
NPAs as a percent of total assets (d)(e)	0.54%	0.61%	0.50%	0.48%	0.47%
NPAs as a percent of total loans and OREO (d)(e)	0.80%	0.94%	0.76%	0.74%	0.71%
Allowance for loan losses as a percent of NPLs (d)(e)	202.02%	158.49%	99.28%	104.20%	106.57%
Criticized loans as a percent of total loans (b)(d)	3.14%	3.12%	3.37%	3.52%	3.42%
Classified loans as a percent of total loans (c)(d)	1.98%	2.36%	2.30%	2.07%	2.23%
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
As of June 30, 2020, nonperforming loans and assets were relatively unchanged from March 31, 2020. The nonperforming loans as a percent of total loans and nonperforming assets as a percent of total assets ratios declined compared to March 31, 2020, largely due to the increased total loans and total assets balances related to the PPP loans added during the quarter.
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
Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $14.6 million, or 16%, compared to March 31, 2020 and $8.7 million, or 9%, compared to December 31, 2019. The increase was related to additional loans being downgraded during the second quarter of 2020 based upon updated information that was available, and were not driven by COVID-19. The increase in criticized loans compared to June 30, 2019 was mostly related to the additional loans downgraded during the second quarter of 2020. Classified loans, which are those categorized as substandard or doubtful, declined $2.2 million, or 3%, compared to March 31, 2020, and are relatively flat compared to December 31, 2019.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of ASC 310-40.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Non-interest-bearing deposits (a)	$1,005,732	$727,266	$671,208	$677,232	$643,058
Interest-bearing deposits:
Interest-bearing demand accounts (a)	666,181	637,011	635,720	622,496	610,464
Savings accounts	580,703	527,295	521,914	526,372	526,746
Retail certificates of deposit ("CDs")	474,593	487,153	490,830	488,942	497,221
Money market deposit accounts	598,641	485,999	469,893	441,989	428,213
Governmental deposit accounts	377,787	400,184	293,908	337,941	331,754
Brokered deposits	321,247	133,522	207,939	262,230	326,157
Total interest-bearing deposits	3,019,152	2,671,164	2,620,204	2,679,970	2,720,555
Total deposits	$4,024,884	$3,398,430	$3,291,412	$3,357,202	$3,363,613
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2020, period-end deposits grew $626.5 million, or 18%, compared to March 31, 2020, and increased $661.3 million, or 20%, compared to June 30, 2019. The growth in balances compared to all prior periods was related to customers maintaining higher balances, as a result of PPP loan proceeds, fiscal stimulus and changes in customer habits in light of the COVID-19 pandemic. Peoples experienced increases in mostly low-cost deposit categories, while also driving increases in brokered deposits as a low-cost funding source compared to other alternatives.
In prior periods, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered deposits to fund interest rate swaps. During each of the fourth and third quarters of 2019, Peoples issued $10.0 million of 90-day brokered deposits to fund one interest rate swap with a notional value of $10.0 million. The swap will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. The brokered deposits are expected to be extended every 90 days through the maturity dates of the swaps.
Total demand deposit accounts comprised 42% of total deposits at June 30, 2020, compared to 40% at March 31, 2020, and 37% at June 30, 2019. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, while utilizing brokered deposits as a funding source when necessary.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Short-term borrowings:
Overnight borrowings	$—	$64,000	$141,000	$106,000	$—
FHLB 90-day advances	110,000	110,000	110,000	110,000	117,200
Current portion of long-term FHLB advances	25,000	45,000	23,009	23,069	23,129
Retail repurchase agreements	42,912	40,661	42,968	49,081	46,128
Total short-term borrowings	$177,912	$259,661	$316,977	$288,150	$186,457
Long-term borrowings:
FHLB advances	$105,005	$125,300	$75,672	$76,785	$78,324
Junior subordinated debt securities	7,531	7,491	7,451	7,409	7,367
Total long-term borrowings	$112,536	$132,791	$83,123	$84,194	$85,691
Total borrowed funds	$290,448	$392,452	$400,100	$372,344	$272,148
Peoples' overnight borrowings are maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. The decrease in overnight borrowings of $64.0 million, and the decline of $40.3 million in FHLB advances compared to March 31, 2020 were primarily tied to the growth in deposits during the quarter. As of June 30, 2020, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were funded by 90-day brokered deposits, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. During the first quarter 2020, Peoples borrowed $50.0 million through long-term FHLB putable, non-amortizing fixed-rates advances.
Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

Capital/Stockholders’ Equity
At June 30, 2020, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2020, Peoples had a capital conservation buffer of 6.80%. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2020.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Capital Amounts:
Common Equity Tier 1	$408,619	$415,768	$427,415	$417,468	$410,978
Tier 1	416,150	423,259	434,866	424,877	418,345
Total (Tier 1 and Tier 2)	454,641	459,727	456,422	446,462	439,702
Net risk-weighted assets	$3,072,178	$2,988,263	$2,930,355	$2,933,848	$2,903,386
Capital Ratios:
Common Equity Tier 1	13.30%	13.91%	14.59%	14.23%	14.16%
Tier 1	13.55%	14.16%	14.84%	14.48%	14.41%
Total (Tier 1 and Tier 2)	14.80%	15.38%	15.58%	15.22%	15.14%
Tier 1 leverage ratio	8.97%	10.06%	10.41%	10.28%	10.26%
During the second quarter of 2020, Peoples repurchased 447,931, or $9.8 million, of common shares under Peoples' share repurchase program pursuant to the then effective Rule 10b5-1 plan. Peoples continues to evaluate repurchases under its share-repurchase program as appropriate, based on market conditions and other relevant factors. At June 30, 2020, Peoples continued to have strong capital levels. Peoples is closely monitoring capital levels, in light of the COVID-19 pandemic, and the potential impact of its effect upon future earnings. Peoples has stress tested its capital metrics, and will continue to adjust capital levers as necessary to ensure adequate capital is maintained.
In addition to the repurchase of common shares during the second quarter of 2020, Peoples' capital ratios at June 30, 2020 compared to March 31, 2020, were impacted by dividends declared of $6.8 million, which exceeded net income of $4.7 million. The decline in capital ratios at March 31, 2020, compared to December 31, 2019 was related to the net loss recorded during the first quarter of 2020, coupled with common share repurchases and dividends declared. During 2019, Peoples' capital ratios increased primarily due to earnings, which exceeded dividends declared and paid.
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Tangible equity:
Total stockholders' equity	$569,177	$583,721	$594,393	$588,533	$579,022
Less: goodwill and other intangible assets	176,625	177,447	177,503	179,126	176,763
Tangible equity	$392,552	$406,274	$416,890	$409,407	$402,259
Tangible assets:
Total assets	$4,985,819	$4,469,120	$4,354,165	$4,396,148	$4,276,376
Less: goodwill and other intangible assets	176,625	177,447	177,503	179,126	176,763
Tangible assets	$4,809,194	$4,291,673	$4,176,662	$4,217,022	$4,099,613
Tangible book value per common share:
Tangible equity	$392,552	$406,274	$416,890	$409,407	$402,259
Common shares outstanding	19,925,083	20,346,843	20,698,941	20,700,630	20,696,041
Tangible book value per common share	$19.70	$19.97	$20.14	$19.78	$19.44
Tangible equity to tangible assets ratio:
Tangible equity	$392,552	$406,274	$416,890	$409,407	$402,259
Tangible assets	$4,809,194	$4,291,673	$4,176,662	$4,217,022	$4,099,613
Tangible equity to tangible assets	8.16%	9.47%	9.98%	9.71%	9.81%
Tangible book value per common share declined at June 30, 2020 compared to March 31, 2020. This decline was driven by the increased tangible assets arising from the PPP loan originations, which negatively impacted the ratio at June 30, 2020 by 86 basis points. In addition, tangible equity declined due to dividends declared exceeding net income during the second quarter of 2020, coupled with the common share repurchases during the quarter. Compared to December 31, 2019, Peoples' net income has been reduced by higher provision for credit losses, and when coupled with the dividends declared and common share repurchases, has driven tangible equity lower.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
300	$18,183	14.9%	$14,806	11.2%	$209,974	20.7%	$35,743	3.2%
200	14,876	12.2%	12,063	9.1%	187,794	18.5%	45,651	4.0%
100	9,048	7.4%	7,895	6.0%	104,390	10.3%	39,137	3.5%
(100)	(5,392)	(4.4)%	(12,524)	(9.5)%	(74,835)	(7.4)%	(63,964)	(5.7)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages prepay. These prepayment speeds affect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lower or higher impact on net interest income. Peoples generally takes a more conservative approach regarding prepayment speed assumptions.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2020, consideration of the bear steepener and bull flattener scenarios provide insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields largely driven by higher rates on floating rate loans would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At June 30, 2020, the bear steepener scenario resulted in an increase in both net interest income and economic value of equity of 4.0% and 7.7%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization and lower rates on floating rate loans would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At June 30, 2020, the bull flattener scenario resulted in a decrease in both net interest income and economic value of equity of 1.3% and 0.6%, respectively. Peoples was within the policy limitations for this alternative scenario as of June 30, 2020, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2020, Peoples has entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 9 Derivative Financial Instruments” of the Notes to the Unaudited Consolidated Financial Statements.
At June 30, 2020, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the increase in asset sensitivity from December 31, 2019 was largely attributable to greater forecasted impacts of interest rate movements on the amount of premium amortization in the investment portfolio. The table also illustrates a significant reduction in long-term interest rate risk as evidenced by the change in the modeled impact of rising interest rates on the economic value of equity. The reduction is largely attributable to increased forecasted base case investment portfolio prepayments, which shortens the effective duration of assets and, ultimately, equity.

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
At June 30, 2020, Peoples Bank had liquid assets of $209.5 million, which represented 3.8% of total assets and unfunded loan commitments. This amount exceeded the minimum level by $99.3 million, or 1.8% of total loans and unfunded commitments, currently required under Peoples' liquidity policy. Peoples also had an additional $105.0 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
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
Peoples is authorized to utilize the Federal Reserve's Paycheck Protection Program Liquidity Facility (PPPLF) to fund originations under the PPP. During the second quarter of 2020, Peoples borrowed a small amount under the PPPLF in order to test the funding source, which is available if needed.
Since March 31, 2020, there was an increase in deposit balances due to the influx of funds from government stimulus, the PPP and other government actions. Peoples anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement is received. At the same time, we have experienced a decrease in the utilization rate for commercial lines of credit. This decrease is related to the receipt of PPP loan proceeds and other increased cash flows to certain companies. Peoples expects the commercial line of credit utilization percentage to revert back to more historical averages as time progresses. The utilization percentage for consumer line of credit products has been relatively steady.
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

The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Home equity lines of credit	$116,634	$113,605	$112,464	$110,127	$106,456
Unadvanced construction loans	113,119	97,153	102,491	87,063	95,266
Other loan commitments	426,776	413,515	353,137	365,343	360,872
Loan commitments	$656,529	$624,273	$568,092	$562,533	$562,594
Standby letters of credit	$12,280	$12,883	$12,498	$14,983	$14,658
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
ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
PART II - OTHER INFORMATION
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
The COVID-19 pandemic has adversely impacted Peoples' business and financial results, and the ultimate continued impact on both will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental and nongovernmental authorities in response to the pandemic.
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
Credit Risk. Peoples' risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples' commercial borrowers and the financial circumstances of Peoples' consumer borrowers. Concern about the spread of COVID-19 had caused and is likely to continue to cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples' customers to be unable to make scheduled loan payments.
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
Furthermore, in an effort to support Peoples' communities during the pandemic, Peoples is participating in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit Peoples' ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, Peoples is at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that Peoples would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor.
As described in Peoples' 2019 Form 10-K, on January 1, 2020, Peoples adopted ASU 2016-13, Financial Instruments - Credit Losses (“CECL”), which upon adoption resulted in a reduction to the retained earnings balance of $3.7 million, net of income tax, and a pre-tax increase to the allowance for loan losses of approximately $5.8 million. Due to the adoption of ASU 2016-13, Peoples' financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter Peoples' expectations for credit losses. In addition, due to the expansion of the time horizon over which Peoples is required to estimate future credit losses under CECL, Peoples may experience increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loans payments.
Strategic Risk. Peoples' success may be affected by a variety of external factors that may affect the price or marketability of products and services, changes in interest rates that may increase funding costs, reduced demand for financial products due to economic conditions, and the various response of governmental and nongovernmental authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions to curtail the spread of the virus have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of Peoples' markets, local governments have acted in the first and early second quarters of 2020 to temporarily close or restrict the operations of most businesses. Many businesses have re-opened; however, the future effects of COVID-19 on economic activity could negatively affect the future banking products Peoples provides, including a decline in loan originations if there are renewed or additional restrictions placed on businesses, including the potential of closing again.
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
In response to COVID-19, Peoples has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to Peoples' operations and financial performance. Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely. Peoples is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which was held virtually this year. Additionally, travel has been restricted. Peoples is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. Peoples financial service location lobbies have re-opened in June 2020. Branch drive-ups, call center, ATMs and online/mobile banking services continue to operate and are the preferred option of service. Even with the precautions undertaken, the continued spread or prolonged impact of the COVID-19 could negatively impact the availability of key personnel or significant numbers of Peoples' staff, who are necessary to conduct Peoples' business.
Further, technology in employees’ homes may not be as robust as in Peoples' offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in the offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risks. These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of Peoples' information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of Peoples' ability to perform critical functions, including wiring funds, all of which could expose Peoples to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.
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
Interest Rate Risk. Peoples' net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector and maintained this target range as of June 30, 2020. A prolonged period of extremely volatile and unstable market conditions would likely increase Peoples' funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples' assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples' assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples' net income, results of operations and financial condition. Low rates increase the risk in the United States of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Peoples earns on loans and other earning assets, while also likely requiring Peoples to pay to maintain its deposits with the Federal Reserve. Peoples' systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. Peoples cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on Peoples activities and financial results.
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
Peoples does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole, despite experience and knowledge gained throughout the second quarter of 2020. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of Peoples' work from home arrangements, third-party providers’ ability to support operations, and any actions taken by governmental authorities and other third parties to restrict or close businesses in response to the pandemic and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, Peoples may continue to experience material adverse impacts on its business as a result of the virus' global economic impact, including the availability of credit, adverse impacts on Peoples' liquidity and any recession that has occurred or may occur in the future.
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
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2020:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2020	297,227	(1)(2)(3)	$21.82	(1)(2)(3)	290,673	$23,946,721
May 1 – 31, 2020	157,258	(1)	$21.65	(1)	157,258	$20,542,307
June 1 – 30, 2020	780	(2)	$21.28	(2)	—	$20,542,307
Total	455,265		$21.76		447,931	$20,542,307
(1)On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. The share repurchase program announced on February 28, 2020 replaced the previous repurchase program which was terminated on February 27, 2020. Peoples repurchased 290,673 and 157,258 common shares for $6.3 million and $3.4 million under the current share repurchase program during April and May 2020, respectively.
(2)Information reported includes 1,011 common shares and 780 common shares purchased in open market transactions during April and June, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes: an aggregate of 5,543 common shares withheld to satisfy income taxes associated with unrestricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan during April 2020 and were not subject to vesting requirements.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1
Agreement and Plan of Merger, dated as of October 29, 2018, as amended by Amendment No. 1, to Agreement and Plan of Merger made and entered into as of December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+
Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp ("Peoples") on Form S-4/A (Registration No. 333-228745)

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Summary of Base Salaries for Named Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.3 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 0-16772)

10.2	First Amendment to Loan Agreement, made and entered into as of April 2, 2020, by and between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to 10.1 to Peoples' Current Report on Form 8-K dated and filed on April 6, 2020 (File No. 0-16772)

10.3	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020).	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 29, 2020	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 29, 2020	By: /s/	JOHN C. ROGERS
John C. Rogers
Executive Vice President,
Chief Financial Officer and Treasurer