Form 10-Q
period 2020-09-30
PEOPLES BANCORP INC
filed 2020-10-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,721,276 common shares, without par value, at October 27, 2020.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$57,953	$53,263
Interest-bearing deposits in other banks	103,298	61,930
Total cash and cash equivalents	161,251	115,193
Available-for-sale investment securities, at fair value (amortized cost of $829,899 at September 30, 2020 and $929,395 at December 31, 2019) (a)	851,702	936,101
Held-to-maturity investment securities, at amortized cost (fair value of $38,086 at September 30, 2020 and $32,541 at December 31, 2019) (a)(b)	36,143	31,747
Other investment securities	40,715	42,730
Total investment securities (a)(b)	928,560	1,010,578
Loans, net of deferred fees and costs (b)(c)	3,472,085	2,873,525
Allowance for credit losses (b)	(58,128)	(21,556)
Net loans (b)	3,413,957	2,851,969
Loans held for sale	7,420	6,499
Bank premises and equipment, net of accumulated depreciation	61,468	61,846
Bank owned life insurance	71,127	69,722
Goodwill	171,255	165,701
Other intangible assets	14,142	11,802
Other assets	82,627	60,855
Total assets	$4,911,807	$4,354,165
Liabilities
Deposits:
Non-interest-bearing	$982,912	$671,208
Interest-bearing	2,969,093	2,620,204
Total deposits	3,952,005	3,291,412
Short-term borrowings	182,063	316,977
Long-term borrowings	111,386	83,123
Accrued expenses and other liabilities (b)	99,497	68,260
Total liabilities	4,344,951	3,759,772
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2020 and December 31, 2019	—	—
Common shares, no par value, 24,000,000 shares authorized, 21,184,157 shares issued at September 30, 2020 and 21,156,143 shares issued at December 31, 2019, including shares held in treasury	421,715	420,876
Retained earnings (b)	177,012	187,149
Accumulated other comprehensive income (loss), net of deferred income taxes	2,942	(1,425)
Treasury stock, at cost, 1,515,624 shares at September 30, 2020 and 504,182 shares at December 31, 2019	(34,813)	(12,207)
Total stockholders’ equity	566,856	594,393
Total liabilities and stockholders’ equity	$4,911,807	$4,354,165
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $6,000, respectively, as of September 30, 2020.
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
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$35,580	$36,522	$104,651	$107,235
Interest and dividends on taxable investment securities	2,786	5,891	12,310	17,670
Interest on tax-exempt investment securities	614	690	1,903	1,956
Other interest income	33	506	317	945
Total interest income	39,013	43,609	119,181	127,806
Interest expense:
Interest on deposits	2,669	6,159	10,582	16,722
Interest on short-term borrowings	742	1,150	2,355	3,556
Interest on long-term borrowings	483	546	1,629	1,811
Total interest expense	3,894	7,855	14,566	22,089
Net interest income	35,119	35,754	104,615	105,717
Provision for credit losses (a)	4,728	1,005	33,531	1,368
Net interest income after provision for credit losses	30,391	34,749	71,084	104,349
Non-interest income:
Electronic banking income	3,765	3,577	10,568	9,831
Insurance income	3,608	3,386	10,929	11,493
Trust and investment income	3,435	3,205	10,013	9,718
Mortgage banking income	2,658	1,204	4,346	2,992
Deposit account service charges	2,266	3,233	6,995	8,551
Bank owned life insurance income	462	487	1,514	1,462
Commercial loan swap fees	68	772	1,267	1,434
Net gain on investment securities	2	97	383	70
Net loss on asset disposals and other transactions	(28)	(78)	(237)	(553)
Other non-interest income	534	510	1,393	2,113
Total non-interest income	16,770	16,393	47,171	47,111
Non-interest expense:
Salaries and employee benefit costs	19,410	18,931	57,313	58,957
Net occupancy and equipment expense	3,383	3,098	9,688	9,208
Electronic banking expense	2,095	2,070	5,839	5,340
Data processing and software expense	1,838	1,572	5,344	4,684
Professional fees	1,720	1,544	5,247	5,164
Franchise tax expense	882	797	2,645	2,274
Amortization of other intangible assets	857	953	2,314	2,471
FDIC insurance premium	570	—	717	752
Marketing expense	456	634	1,561	1,718
Foreclosed real estate and other loan expenses	342	600	1,255	1,324
Communication expense	283	268	857	863
Other non-interest expense	2,479	2,526	7,665	10,974
Total non-interest expense	34,315	32,993	100,445	103,729
Income before income taxes	12,846	18,149	17,810	47,731
Income tax expense	2,636	3,281	3,616	8,896
Net income	$10,210	$14,868	$14,194	$38,835
Earnings per common share - basic	$0.52	$0.72	$0.70	$1.93
Earnings per common share - diluted	$0.51	$0.72	$0.70	$1.91
Weighted-average number of common shares outstanding - basic	19,504,503	20,415,245	19,862,409	20,023,271
Weighted-average number of common shares outstanding - diluted	19,637,689	20,595,769	19,998,353	20,178,634
Cash dividends declared	$6,770	$7,040	$20,622	$19,943
Cash dividends declared per common share	$0.34	$0.34	$1.02	$0.98
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
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$10,210	$14,868	$14,194	$38,835
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(2,974)	2,913	15,480	24,585
Related tax benefit (expense)	624	(612)	(3,251)	(5,163)
Reclassification adjustment for net gain included in net income	(2)	(97)	(383)	(70)
Related tax expense	—	21	80	15
Net effect on other comprehensive (loss) income	(2,352)	2,225	11,926	19,367
Defined benefit plans:
Net (loss) gain arising during the period	(533)	2	(1,054)	4
Related tax benefit (expense)	113	(1)	222	(1)
Amortization of unrecognized loss and service cost on benefit plans	33	17	97	54
Related tax expense	(7)	(3)	(21)	(11)
Recognition of loss due to settlement and curtailment	531	—	1,050	—
Related tax expense	(112)	—	(221)	—
Net effect on other comprehensive income	25	15	73	46
Cash flow hedges:
Net gain (loss) arising during the period	803	(1,857)	(9,661)	(6,824)
Related tax (expense) benefit	(168)	390	2,029	1,433
Net effect on other comprehensive income (loss)	635	(1,467)	(7,632)	(5,391)
Total other comprehensive (loss) income, net of tax	(1,692)	773	4,367	14,022
Total comprehensive income	$8,518	$15,641	$18,561	$52,857

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	14,194	—	—	14,194
Other comprehensive income, net of tax	—	—	4,367	—	4,367
Cash dividends declared	—	(20,622)	—	—	(20,622)
Reissuance of treasury stock for common share awards	(2,583)	—	—	2,583	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,052)	(1,052)
Common shares repurchased under share repurchase program	—	—	—	(25,000)	(25,000)
Common shares issued under dividend reinvestment plan	463	—	—	—	463
Common shares issued under compensation plan for Boards of Directors	9	—	—	316	325
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Common shares issued under employee stock purchase plan	(40)	—	—	350	310
Stock-based compensation	2,949	—	—	—	2,949
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, September 30, 2020	$421,715	$177,012	$2,942	$(34,813)	$566,856
(a)    On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$55,992	$52,528
Investing activities:
Available-for-sale investment securities:
Purchases	(171,251)	(246,563)
Proceeds from sales	11,582	72,706
Proceeds from principal payments, calls and prepayments	248,021	130,860
Held-to-maturity investment securities:
Purchases	(8,404)	—
Proceeds from principal payments	3,834	2,939
Other investment securities:
Purchases	(5,901)	(1,420)
Proceeds from sales	7,937	5,415
Proceeds from insurance claim	—	26
Net (increase) decrease in loans held for investment	(505,161)	11,993
Net expenditures for premises and equipment	(3,702)	(2,758)
Proceeds from sales of other real estate owned	96	221
Proceeds from bank owned life insurance contracts	109	—
Business acquisitions, net of cash received	(94,856)	7,813
Investment in limited partnership and tax credit funds	(13)	(5,021)
Net cash used in investing activities	(517,709)	(23,789)
Financing activities:
Net increase in non-interest-bearing deposits	311,704	10,856
Net increase in interest-bearing deposits	348,779	132,795
Net decrease in short-term borrowings	(154,914)	(105,636)
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(1,857)	(2,388)
Cash dividends paid	(20,147)	(19,212)
Purchase of treasury stock under share repurchase program	(25,000)	(431)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,052)	(790)
Proceeds from issuance of common shares	262	6
Contingent consideration payments made after a business acquisition	—	(102)
Net cash provided by financing activities	507,775	15,098
Net increase in cash and cash equivalents	46,058	43,837
Cash and cash equivalents at beginning of period	115,193	77,612
Cash and cash equivalents at end of period	$161,251	$121,449

Supplemental cash flow information:
Interest paid	15,179	21,902
Income taxes paid	7,500	10,050
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	163	153
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	38	—

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2019 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2020 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2019, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2019 Form 10-K.
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
Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This update is effective as of March 12, 2020 through December 31, 2022. Per the guidance, Peoples is continuing to evaluate the impact of ASU 2020-04 on Peoples' consolidated financial statements.
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
Peoples adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost on January 1, 2020. Reporting periods beginning after December 31, 2019 are presented as required by ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable US GAAP requirements. Peoples is using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired assets and accounted for under ASC 310-30.
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
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 17 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes the U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors in modeling.
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
Peoples models extensions of contractual terms in the following situations: when a loan is 60 days or more past due, when a partial charge-off has occurred, if the loan is in non-accrual status, if a troubled debt restructuring ("TDR") has occurred, or if the loan is grade 5 or higher. When any of these criteria are met and the loan matures within the next 12 months, the loan will be modeled to extend for an additional 12 months.
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to the allowance for credit losses. These factors include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks.
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
On March 22, 2020, federal and state banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for troubled debt restructurings defined in ASC 310-40. Based on this guidance, Peoples does not classify COVID-19 loan modifications as TDRs.
On August 3, 2020, federal and state banking regulators issued a joint statement, encouraging financial institutions to consider prudent accommodation options to mitigate losses for the borrower and financial institution beyond the initial accommodation period. In this guidance, institutions should also provide consumers with available options for repaying missed payments at the end of their accommodation to avoid delinquencies, as well as options for changes to terms to support sustainable and affordable payments for the long term. These considerations should also include prudent risk management practices at the financial institution based on the credit risk of the borrower. Peoples is actively working with its customers to address any further accommodation needs while carefully evaluating the associated credit risk of the borrowers.

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
Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. This includes yield adjustments resulting from the amortization of premiums on investment securities, loan costs and premiums, and accretion of discounts on investment securities, loan fees and discounts. Loans that have been placed on nonaccrual, and are subsequently returned to accruing status, recognize interest income similar to other accruing loans once they return to accruing status. Prior accrued interest that was reversed when the loan was placed on nonaccrual is recognized when received, after all of the principal of the loan outstanding has been paid. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities can impact interest income due to the corresponding acceleration of premium amortization or discount accretion.
Under the CARES Act, Peoples has made certain modifications that include the short-term deferral of interest for certain borrowers. In these cases, Peoples recognizes interest income as earned. The deferred interest will be repaid by the borrower in a future period, and will be evaluated by Peoples for collectability.

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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$5,383	$—	$—	$8,209	$—
States and political subdivisions	—	104,126	—	—	114,104	—
Residential mortgage-backed securities	—	726,992	—	—	791,009	—
Commercial mortgage-backed securities	—	10,568	—	—	18,088	—
Bank-issued trust preferred securities	—	4,633	—	—	4,691	—
Total available-for-sale securities	—	851,702	—	—	936,101	—
Equity investment securities (a)	97	209	—	123	198	—
Derivative assets (b)	—	30,651	—	—	11,419	—
Liabilities:
Derivative liabilities (c)	$—	$44,002	$—	$—	$15,116	$—
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

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Other real estate owned ("OREO")	$—	$—	$293	$—	$—	$227

Other Real Estate Owned: OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Unaudited Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$161,251	$161,251	$115,193	$115,193
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	3,539	4,073	4,346	4,791
Residential mortgage-backed securities	2	26,926	27,879	21,494	21,569
Commercial mortgage-backed securities	2	5,678	6,134	5,907	6,181
Total held-to-maturity securities		36,143	38,086	31,747	32,541
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	25,022	25,022	27,235	27,235
Federal Reserve Bank ("FRB") stock	2	13,311	13,311	13,310	13,310
Nonqualified deferred compensation	2	1,711	1,711	1,499	1,499
Other investment securities	2	365	365	365	365
Other investment securities (a)		40,409	40,409	42,409	42,409
Net loans	3	3,413,957	3,486,317	2,851,969	3,147,190
Loans held for sale	2	7,420	8,796	6,499	6,553
Bank owned life insurance	3	71,127	71,127	69,722	69,722
Servicing rights (b)(c)	3	2,489	2,789	2,742	3,881
Liabilities:
Deposits	2	$3,952,005	$3,853,468	$3,291,412	$3,292,950
Short-term borrowings	2	182,063	185,713	316,977	317,973
Long-term borrowings	2	111,386	116,741	83,123	82,701
(a)     Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities at September 30, 2020 and December 31, 2019, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above and not included in this table.
(b)    Included in other intangible assets on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c)    There were no write-downs of servicing rights during the third and second quarters of 2020. Peoples recognized a write-down on servicing rights of $182,000 during the first quarter of 2020 as the fair value of the servicing rights was less than the carrying value.
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
Servicing Rights: The fair value of the servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3). Peoples recognized a write-down on servicing rights of $182,000 during the first quarter of 2020 as the fair value of the servicing rights was less than the carrying value. There were no similar write-downs during the third and second quarters of 2020.
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Obligations of:
U.S. government sponsored agencies	$4,958	$425	$—	$5,383
States and political subdivisions	99,518	4,608	—	104,126
Residential mortgage-backed securities	710,254	19,052	(2,314)	726,992
Commercial mortgage-backed securities	10,473	218	(123)	10,568
Bank-issued trust preferred securities	4,696	114	(177)	4,633
Total available-for-sale securities	$829,899	$24,417	$(2,614)	$851,702
December 31, 2019
Obligations of:
U.S. government sponsored agencies	$7,917	$292	$—	$8,209
States and political subdivisions	111,217	3,018	(131)	114,104
Residential mortgage-backed securities	787,430	7,763	(4,184)	791,009
Commercial mortgage-backed securities	18,135	88	(135)	18,088
Bank-issued trust preferred securities	4,696	137	(142)	4,691
Total available-for-sale securities	$929,395	$11,298	$(4,592)	$936,101

The gross unrealized losses related to residential mortgage-backed securities at September 30, 2020 and December 31, 2019, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross gains realized	$2	$97	$386	$157
Gross losses realized	—	—	3	87
Net gain realized	$2	$97	$383	$70
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2020
Obligations of:
Residential mortgage-backed securities	$142,807	$1,794	44	$19,904	$519	18	$162,711	$2,313
Commercial mortgage-backed securities	—	—	—	1,475	123	2	1,475	123
Bank-issued trust preferred securities	495	5	1	1,828	172	2	2,323	177
Total	$143,302	$1,799	45	$23,207	$814	22	$166,509	$2,613
December 31, 2019
Obligations of:
States and political subdivisions	$6,226	$74	2	$2,441	$57	1	$8,667	$131
Residential mortgage-backed securities	284,096	2,527	62	88,993	1,657	39	373,089	4,184
Commercial mortgage-backed securities	970	21	1	2,409	114	3	3,379	135
Bank-issued trust preferred securities	—	—	—	1,858	142	2	1,858	142
Total	$291,292	$2,622	65	$95,701	$1,970	45	$386,993	$4,592

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At September 30, 2020, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2020, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2020 and December 31, 2019 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $3.4 million at September 30, 2020 and $3.6 million at December 31, 2019.
At September 30, 2020, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2020 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2020.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$4,958	$—	$—	$4,958
States and political subdivisions	5,878	24,002	38,358	31,280	99,518
Residential mortgage-backed securities	2	5,898	73,518	630,836	710,254
Commercial mortgage-backed securities	3,213	3,535	960	2,765	10,473
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$9,093	$38,393	$117,532	$664,881	$829,899
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$5,383	$—	$—	$5,383
States and political subdivisions	5,925	24,949	40,925	32,327	104,126
Residential mortgage-backed securities	2	5,995	74,425	646,570	726,992
Commercial mortgage-backed securities	3,225	3,622	1,004	2,717	10,568
Bank-issued trust preferred securities	—	—	4,633	—	4,633
Total available-for-sale securities	$9,152	$39,949	$120,987	$681,614	$851,702
Total weighted-average yield	2.47%	2.67%	2.43%	2.12%	2.19%

Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Obligations of:
States and political subdivisions	$3,545	$(6)	$534	$—	$4,073
Residential mortgage-backed securities	26,926	—	954	(1)	27,879
Commercial mortgage-backed securities	5,678	—	456	—	6,134
Total held-to-maturity securities	$36,149	$(6)	$1,944	$(1)	$38,086
December 31, 2019
Obligations of:
States and political subdivisions	$4,346	$—	$445	$—	$4,791
Residential mortgage-backed securities	21,494	—	169	(94)	21,569
Commercial mortgage-backed securities	5,907	—	275	(1)	6,181
Total held-to-maturity securities	$31,747	$—	$889	$(95)	$32,541
(a)    On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities.
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three and nine months ended September 30, 2020 and 2019.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are issued by U.S. government sponsored agencies. The remaining securities are obligations of state and political subdivisions. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities and determined that the potential credit losses of the securities was $6,000. As a result, at September 30, 2020, Peoples recorded $6,000 of allowance for credit losses for held-to-maturity securities, compared to $7,000 at January 1, 2020.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2020
Residential mortgage-backed securities	$637	$1	1	$—	$—	—	$637	$1
Total	$637	$1	1	$—	$—	—	$637	$1
December 31, 2019
Residential mortgage-backed securities	$7,731	$67	1	$890	$27	1	$8,621	$94
Commercial mortgage-backed securities	1,666	1	1	—	—	—	1,666	1
Total	$9,397	$68	2	$890	$27	1	$10,287	$95
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2020.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$—	$3,545	$—	$3,545
Residential mortgage-backed securities	—	—	3,023	23,903	26,926
Commercial mortgage-backed securities	—	380	3,764	1,534	5,678
Total held-to-maturity securities	$—	$380	$10,332	$25,437	$36,149
Fair value
Obligations of:
States and political subdivisions	$—	$—	$4,073	$—	$4,073
Residential mortgage-backed securities	—	—	3,142	24,737	27,879
Commercial mortgage-backed securities	—	389	4,175	1,570	6,134
Total held-to-maturity securities	$—	$389	$11,390	$26,307	$38,086
Total weighted-average yield	—%	2.29%	2.81%	2.41%	2.53%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB stock	$25,022	$27,235
FRB stock	13,311	13,310
Nonqualified deferred compensation	1,711	1,499
Equity investment securities	306	321
Other investment securities	365	365
Total other investment securities	$40,715	$42,730
During the nine months ended September 30, 2020, Peoples redeemed FHLB stock in order to be in compliance with the requirements of the FHLB of Cincinnati. These redemptions totaled $2.1 million during the third quarter of 2020, $4.5 million during the second quarter of 2020, and $700,000 during the first quarter of 2020. Peoples purchased no additional FHLB stock during the third and second quarters of 2020, and purchased $5.0 million of additional FHLB stock during the first quarter of 2020, as a result of the FHLB of Cincinnati's capital requirements on FHLB advances during the quarter.
During the three and nine months ended September 30, 2020, Peoples recorded the change in the fair value of equity investment securities held at September 30, 2020, in other non-interest income, resulting in unrealized gain of $1,000 and unrealized loss of $15,000, respectively. During the three and nine months ended September 30, 2019, Peoples recorded the change in the fair value of equity investment securities held at September 30, 2019, in other non-interest income, resulting in an unrealized gain of $19,000 and $828,000, respectively. Net realized gains on sales of equity investment securities, included in other non-interest income during the first nine months of 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At September 30, 2020, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples has also pledged available-for-sale investment securities and held-to-maturity securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2020	December 31, 2019

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$588,634	$527,655
Held-to-maturity	18,440	12,975
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	98,003	44,618
Held-to-maturity	12,054	14,155

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky and west central West Virginia. Peoples also originates insurance premium finance loans nationwide through its premium finance division. Acquired loans consist of loans purchased in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Construction	$108,051	$88,518
Commercial real estate, other	913,239	833,238
Commercial and industrial	1,168,134	662,993
Residential real estate	589,449	661,476
Home equity lines of credit	121,935	132,704
Consumer, indirect	491,699	417,185
Consumer, direct	79,059	76,533
Deposit account overdrafts	519	878
Total loans, at amortized cost	$3,472,085	$2,873,525
Commercial and industrial loan balances grew significantly compared to December 31, 2019. Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020, and originated $488.9 million of PPP loans during the first nine months of 2020. At September 30, 2020, the PPP loans had an amortized cost of $460.4 million, and were included in commercial and industrial loan balances. Peoples recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $11.6 million at September 30, 2020. During the third quarter of 2020, Peoples recorded amortization of net deferred loan origination fees of $1.9 million on PPP loans. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on loans was $10.2 million at September 30, 2020 and $9.1 million at December 31, 2019.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual (a)(b)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due (b)
Construction	$4	$—	$411	$—
Commercial real estate, other	9,534	80	6,801	907
Commercial and industrial	6,317	74	2,155	155
Residential real estate	8,508	2,548	6,361	2,677
Home equity lines of credit	919	27	1,165	108
Consumer, indirect	961	86	840	—
Consumer, direct	193	—	48	85
Total loans, at amortized cost	$26,436	$2,815	$17,781	$3,932
(a) There were $1.3 million of nonaccrual loans for which there was no allowance for credit losses as of September 30, 2020 and $3.1 million at December 31, 2019.
(b) The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. At December 31, 2019, these loans were presented as 90+ days past due and accruing.
During the third quarter of 2020, nonaccrual loans increased compared to June 30, 2020, mostly due to a single commercial relationship of $1.8 million that was placed on nonaccrual. As of September 30, 2020, Peoples had made short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, which were insignificant. Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act are not included in Peoples' nonaccrual or accruing loans 90+ days past due as of September 30, 2020.
The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting. The additional increase in nonaccrual loans at September 30, 2020, compared to December 31, 2019, was due to two commercial relationships aggregating $3.3 million and several smaller commercial relationships being placed on nonaccrual. The amount of interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2020 was $377,000 and $1.2 million, respectively.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2020
Construction	$—	$—	$4	$4	$108,047	$108,051
Commercial real estate, other	1,353	267	9,039	10,659	902,580	913,239
Commercial and industrial	330	286	4,594	5,210	1,162,924	1,168,134
Residential real estate	1,517	2,113	5,598	9,228	580,221	589,449
Home equity lines of credit	66	195	712	973	120,962	121,935
Consumer, indirect	2,199	286	336	2,821	488,878	491,699
Consumer, direct	141	163	104	408	78,651	79,059
Deposit account overdrafts	—	—	—	—	519	519
Total loans, at amortized cost	$5,606	$3,310	$20,387	$29,303	$3,442,782	$3,472,085
December 31, 2019
Construction	$5	$—	$411	$416	$88,102	$88,518
Commercial real estate, other	376	337	7,501	8,214	825,024	833,238
Commercial and industrial	2,780	312	1,244	4,336	658,657	662,993
Residential real estate	10,538	2,918	5,872	19,328	642,148	661,476
Home equity lines of credit	642	510	1,033	2,185	130,519	132,704
Consumer, indirect	3,574	714	370	4,658	412,527	417,185
Consumer, direct	619	117	112	848	75,685	76,533
Deposit account overdrafts	—	—	—	—	878	878
Total loans, at amortized cost	$18,534	$4,908	$16,543	$39,985	$2,833,540	$2,873,525
The increase in loans 90+ days past due, compared to December 31, 2019, was mostly due to a $1.5 million commercial relationship. Delinquency trends remained stable, as 99.2% of Peoples' portfolio was considered “current” at September 30, 2020, compared to 98.6% at December 31, 2019.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Loans pledged to FHLB	$742,023	$458,227
Loans pledged to FRB	188,354	172,693
During 2020, Peoples pledged additional collateral to the FHLB and FRB to secure potential funding needs in light of the COVID-19 pandemic, as well as to fund the PPP loan originations that occurred during the year.
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

The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed at September 30, 2020:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$25,197	$42,715	$2,958	$14,650	$1,146	$17,668	$446	$3,311	$104,780
Special mention	—	1,378	475	—	—	144	—	475	1,997
Substandard	—	—	—	195	—	730	349	—	1,274
Total	25,197	44,093	3,433	14,845	1,146	18,542	795	3,786	108,051
Commercial real estate, other
Pass	89,909	99,713	99,193	99,656	112,043	220,567	126,990	27,562	848,071
Special mention	61	4,822	1,118	3,809	5,102	7,206	2,025	182	24,143
Substandard	—	1,547	822	2,854	1,973	31,972	1,857	47	41,025
Total	89,970	106,082	101,133	106,319	119,118	259,745	130,872	27,791	913,239
Commercial and industrial
Pass	495,729	92,863	75,491	40,026	49,385	170,044	206,382	27,217	1,129,920
Special mention	755	1,712	3,448	123	269	1,397	13,367	51	21,071
Substandard	2,337	1,665	1,439	1,977	300	4,014	3,638	2,722	15,370
Doubtful	—	—	—	—	—	1,773	—	—	1,773
Total	498,821	96,240	80,378	42,126	49,954	177,228	223,387	29,990	1,168,134
Residential real estate
Pass	29,893	44,275	27,806	32,183	45,532	306,390	86,801	227	572,880
Special mention	—	—	—	—	—	1	—	—	1
Substandard	—	—	—	—	—	15,962	126	—	16,088
Doubtful	—	—	—	—	—	297	—	—	297
Loss	—	—	—	—	—	183	—	—	183
Total	29,893	44,275	27,806	32,183	45,532	322,833	86,927	227	589,449
Home equity lines of credit
Pass	11,065	13,802	13,087	14,651	11,751	43,776	13,803	4,025	121,935
Total	11,065	13,802	13,087	14,651	11,751	43,776	13,803	4,025	121,935
Consumer, indirect
Pass	169,220	102,067	80,906	45,867	20,583	15,417	57,639	—	491,699
Total	169,220	102,067	80,906	45,867	20,583	15,417	57,639	—	491,699
Consumer, direct
Pass	25,239	18,257	12,834	5,427	3,249	5,256	8,797	—	79,059
Total	25,239	18,257	12,834	5,427	3,249	5,256	8,797	—	79,059
Deposit account overdrafts	519	—	—	—	—	—	—	—	519
Total loans, at amortized cost	$849,924	$424,816	$319,577	$261,418	$251,333	$842,797	$522,220	$65,819	$3,472,085
During the third quarter of 2020, Peoples downgraded several relationships due to the COVID-19 pandemic. The COVID-related downgrades contributed to increases of $17.5 million of additional criticized loans and $9.3 million of additional classified loans compared to balances at June 30, 2020. At September 30, 2020, Peoples had a total of $1.8 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial real estate, other	$8,999	$6,818
Commercial and industrial	6,487	1,962
Residential real estate	1,971	1,847
Home equity lines of credit	406	681
Consumer, indirect	—	713
Consumer, direct	—	94
Total collateral dependent loans	$17,863	$12,115
The increase in collateral dependent commercial and industrial loans at September 30, 2020 compared to December 31, 2019 was mostly due to one commercial relationship that became collateral dependent, coupled with some smaller relationships. In addition, the increase in collateral dependent consumer loans was driven by a change in the policy threshold for evaluation of individually impaired loans, which was previously $100,000 and on January 1, 2020 was changed to $250,000, thereby reducing the amount of loans considered collateral dependent which were no longer above the threshold.

The following tables summarize the loans that were modified as TDRs during the three months and nine months ended September 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2020
Commercial real estate, other	3	$2,214	$2,214	$1,112
Commercial and industrial	4	3,657	3,657	3,658
Residential real estate	10	608	608	608
Home equity lines of credit	3	68	68	68
Consumer, indirect	11	126	126	126
Consumer - direct	2	16	16	16
Consumer	13	142	142	142
Total	33	$6,689	$6,689	$5,588

September 30, 2019
Originated loans:
Consumer, indirect	15	$205	$205	$205
Total	15	$205	$205	$205
Acquired loans:
Residential real estate	1	$70	$70	$70
Total	1	$70	$70	$70
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2020
Commercial real estate, other	5	$2,533	$2,533	$1,430
Commercial and industrial	5	3,803	3,803	3,804
Residential real estate	16	1,237	1,267	1,261
Home equity lines of credit	7	123	123	121
Consumer, indirect	23	235	235	216
Consumer, direct	5	68	68	63
Consumer	28	303	303	279
Total	61	$7,999	$8,029	$6,895

September 30, 2019
Originated loans:
Commercial and industrial	2	$38	$38	$34
Residential real estate	3	437	440	434
Home equity lines of credit	4	139	139	137
Consumer, indirect	23	328	328	312
Consumer, direct	3	52	52	48
Consumer	26	380	380	360
Total	35	$994	$997	$965
Acquired loans:
Commercial real estate, other	3	$101	$76	$75
Commercial and industrial	5	1,557	1,557	1,510
Residential real estate	35	2,088	2,088	2,037
Home equity lines of credit	8	172	172	168
Consumer, direct	16	340	340	330
Total	67	$4,258	$4,233	$4,120
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for troubled debt restructurings, as defined in ASC 310-40.

The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification during the nine-month periods ended September 30:

	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses	Number of Contracts	Recorded Investment (1)	Impact on the Allowance for Loan Losses
Commercial real estate, other	1	$54	—	—	$—	$—
Consumer, direct	—	—	—	1	35	$—
Total	1	$54	$—	1	$35	$—
(1) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended September 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2020	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2020
Construction	$2,662	$(148)	$—	$—	$2,514
Commercial real estate, other	19,148	(8)	(109)	4	19,035
Commercial and industrial	10,106	4,127	(148)	—	14,085
Residential real estate	6,380	(371)	(121)	100	5,988
Home equity lines of credit	1,755	40	—	2	1,797
Consumer, indirect	12,293	785	(370)	64	12,772
Consumer, direct	1,941	(78)	(15)	13	1,861
Deposit account overdrafts	77	154	(202)	47	76
Total	$54,362	$4,501	$(965)	$230	$58,128
(a)Amount does not include the provision for unfunded commitment liability.
Changes in the allowance for credit losses for the nine months ended September 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2020	Initial Allowance for Purchased Credit Deteriorated Assets	Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2020
Construction	$600	$51	$1,863	$—	$—	$2,514
Commercial real estate, other	7,193	1,356	10,614	(254)	126	19,035
Commercial and industrial	4,960	860	7,356	(1,100)	2,009	14,085
Residential real estate	3,977	383	1,626	(255)	257	5,988
Home equity lines of credit	1,570	2	237	(23)	11	1,797
Consumer, indirect	5,389	—	8,549	(1,427)	261	12,772
Consumer, direct	856	34	1,062	(128)	37	1,861
Deposit account overdrafts	94	—	360	(534)	156	76
Total	$24,639	$2,686	$31,667	$(3,721)	$2,857	$58,128
(a)Amount does not include the provision for unfunded commitment liability.
Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts at the end of September 2020. The primary drivers of the increase compared to June 30, 2020, were the recent developments related to COVID-10 and the resulting impact on the economic assumptions used in estimating the allowance for credit losses under the CECL model, the addition of a specific reserve of $1.9 million related to one commercial loan relationship impacted by COVID-19 and the

$932,000 recorded to establish the allowance for credit losses related to the premium finance acquisition completed on July 1, 2020. The PPP loans originated during 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at September 30, 2020.
The significant increase in the allowance for credit losses as of September 30, 2020 compared to January 1, 2020 was mostly due to the recent COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors. The economic forecast used in the September 30, 2020 calculation of the allowance for credit losses included higher unemployment rates and lower Ohio Gross Domestic Product than those at January 1, 2020, which drove much of the increase in the allowance for credit losses at September 30, 2020. In addition, Peoples recorded an increase of $5.8 million in allowance for credit losses on January 1, 2020 related to the implementation of ASU 2016-13.
As of September 30, 2020, the CECL model produced results, based on economic forecasts, which were higher than Peoples believed to be appropriate at the time. The majority of the modifications that were granted by Peoples early in the pandemic had expired by September 30, 2020, with the remaining requests considered minimal. Peoples' delinquency rates improved at September 30, 2020, compared to December 31, 2019. Peoples believes the actions taken to provide early relief to consumer and commercial customers, which included at least 90 days of payment relief for those customers, coupled with the CARES Act stimulus package and the SBA PPP, indicate that Peoples would not experience the projected credit losses produced by the model. Therefore, Peoples made certain qualitative adjustments to more closely reflect its estimate of the potential losses of its loan portfolio at September 30, 2020.
During the second quarter of 2020, Peoples recognized a recovery of $750,000 on a commercial and industrial loan that was previously charged-off, and recognized a similar $1.2 million recovery during the first quarter of 2020.
As of September 30, 2020, Peoples had recorded an unfunded commitment liability of $3.3 million, an increase compared to the $3.1 million at June 30, 2020, and the $1.5 million that was recorded on January 1, 2020. The increase in the unfunded commitment liability was mostly related to the higher unadvanced portions of commercial lines of credit, as the utilization rate by customers declined compared to prior periods. The unfunded commitment liability is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets.

Note 5 Long-Term Borrowings

The following table summarizes Peoples' long-term borrowings:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed-rate advances	$95,000	1.52%	$65,000	2.18%
FHLB amortizing, fixed-rate advances	$8,815	1.79%	$10,672	1.74%
Junior subordinated debt securities	$7,571	4.28%	$7,451	6.55%
Total long-term borrowings	$111,386	1.73%	$83,123	2.51%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During the first nine months of 2020, Peoples entered into one additional $50.0 million FHLB putable, non-amortizing fixed-rate advance with an interest rate of 0.77%, which matures in 2030. Peoples also reclassified two long-term FHLB non-amortizing advances totaling $20.0 million to short-term borrowings as the maturity became less than one year.
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
The amortizing, fixed-rate FHLB advances have a fixed rate for the term of each advance, with remaining maturities ranging from five to ten years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity.

At September 30, 2020, the aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
Three months ending December 31, 2020	$818	1.98%
Year ending December 31, 2021	1,979	1.53%
Year ending December 31, 2022	16,521	1.98%
Year ending December 31, 2023	1,157	1.49%
Year ending December 31, 2024	869	1.47%
Thereafter	90,042	1.54%
Total long-term borrowings	$111,386	1.61%
(a)    The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 2.08% in the three months ending December 31, 2020, 1.71% in 2021, 2.00% in 2022, 1.73% in 2023, 1.74% in 2024, and 1.43% thereafter.

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2020:

	Common Shares	Treasury Stock
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Release of restricted common shares	—	27,391
Cancellation of restricted common shares	—	13,445
Grant of restricted common shares	—	(23,482)
Grant of unrestricted common shares	—	(101,202)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	8,632
Disbursed out of treasury stock	—	(2,362)
Common shares repurchased under share repurchase programs	—	1,119,752
Common shares issued under dividend reinvestment plan	28,014	—
Common shares issued under compensation plan for Boards of Directors	—	(9,615)
Common shares issued under performance unit awards	—	(6,127)
Common shares issued under employee stock purchase plan	—	(14,990)
Shares at September 30, 2020	21,184,157	1,515,624
On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares, replacing the previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20.0 million of its outstanding common shares. An aggregate of $6.3 million of Peoples' common shares were purchased under the previous share repurchase program from inception through its termination date, which was February 27, 2020. During the first nine months of 2020, Peoples purchased an aggregate of $25.0 million of its outstanding common shares, $843,000 of which were purchased under the previous share repurchase program and $24.2 million of which were purchased under the share repurchase program authorized on February 27, 2020.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2020, Peoples had no preferred shares issued or outstanding.

On October 19, 2020, Peoples' Board of Directors declared a quarterly cash dividend of $0.35 per common share, payable on November 16, 2020, to shareholders of record on November 2, 2020. The following table details the cash dividends declared per common share during 2020 and the comparable period of 2019:

	2020	2019
First quarter	$0.34	0.30
Second quarter	0.34	0.34
Third quarter	0.34	0.34
Fourth quarter	0.35	0.34
Total dividends declared	$1.37	$1.32

Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2020:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(303)	—	—	(303)
Realized loss due to settlement and curtailment, net of tax	—	829	—	829
Other comprehensive income (loss), net of reclassifications and tax	12,229	(756)	(7,632)	3,841
Balance, September 30, 2020	$17,226	$(3,885)	$(10,399)	$2,942
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

The following tables detail the components of the net periodic cost for the plans described above:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest cost	$80	$109	$256	$328
Expected return on plan assets	(187)	(195)	(577)	(586)
Amortization of net loss	35	19	101	58
Settlement of benefit obligation	531	—	1,050	—
Net periodic loss (income)	$459	$(67)	$830	$(200)

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest cost	$1	$1	$2	$3
Amortization of prior service cost	—	—	—	(1)
Amortization of net gain	(2)	(2)	(4)	(4)
Net periodic income	$(1)	$(1)	$(2)	$(2)
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
In the first nine months of 2020, the total lump-sum distributions made to participants under the noncontributory defined benefit pension plan caused the total settlements to exceed the recognition threshold for settlement gains or losses. As a result, Peoples recorded settlement charges of $531,000 and $1.1 million, respectively, in the three and nine months ended September 30, 2020. There were no settlement charges recorded during the three and nine months ended September 30, 2019 under the noncontributory defined benefit pension plan.
The following table summarizes the change in the projected benefit obligation and funded status as a result of the remeasurement and the aggregate settlements for the nine months ended September 30, 2020:

	As of	September 30, 2020
(Dollars in thousands)	December 31,	Before	Impact of	After
Funded status:	2019	Settlements	Settlements	Settlements
Projected benefit obligation	$12,668	$12,854	$(1,172)	$11,682
Fair value of plan assets	11,865	10,989	(1,172)	9,817
Funded status	$(803)	$(1,865)	$—	$(1,865)
Gross unrealized loss	$5,068	$5,834	$(531)	$5,303
Assumptions:
Discount rate	3.12%	2.51%		2.51%
Expected return on plan assets	7.50%	7.50%		7.50%

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2020	2019	2020	2019
Distributed earnings allocated to common shareholders	$6,658	$6,941	$20,310	$19,652
Undistributed earnings (loss) allocated to common shareholders	3,454	7,828	(6,386)	18,900
Net earnings allocated to common shareholders	$10,112	$14,769	$13,924	$38,552

Weighted-average common shares outstanding	19,504,503	20,415,245	19,862,409	20,023,271
Effect of potentially dilutive common shares	133,186	180,524	135,944	155,363
Total weighted-average diluted common shares outstanding	19,637,689	20,595,769	19,998,353	20,178,634

Earnings per common share:
Basic	$0.52	$0.72	$0.70	$1.93
Diluted	$0.51	$0.72	$0.70	$1.91
Anti-dilutive common shares excluded from calculation:
Restricted shares	69,459	844	67,759	720

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2020, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. As of September 30, 2020, the interest rate swaps were funded by $110.0 million of rolling three-month FHLB advances and $50.0 million of rolling three-month brokered deposits.

Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to derivative financial instruments will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the three and nine months ended September 30, 2020, Peoples had reclassifications of losses to earnings of $732,000 and $1.2 million, respectively. During the three and nine months ended September 30, 2019, Peoples had reclassifications of gains to interest expense of $30,000 and $183,000, respectively.
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
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.34%	1.73%
Weighted average maturity	4.6 years	5.4 years
Pre-tax unrealized losses included in AOCI	$(13,164)	$(3,503)
The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount of (gain) loss recognized in AOCI, pre-tax	$(803)	$1,857	$9,661	$6,824
Amount of loss recognized in earnings	$—	$—	$—	$(19)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$—	$—	$55,000	$644
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$160,000	$13,350	$105,000	$4,340

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

The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$387,239	$30,651	$321,394	$10,776
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$387,239	$30,651	$321,394	$10,776

Pledged Collateral
Peoples pledges collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the counterparties must pledge collateral. At September 30, 2020 and December 31, 2019, Peoples had $46.9 million and $20.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged is included in "interest-bearing deposits in other banks" on the Unaudited Consolidated Balance Sheets.

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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2020, Peoples granted an aggregate of 80,338 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During the first nine months of 2020, Peoples granted, to certain key employees, an aggregate of 20,864 common shares subject to time-based vesting with restrictions that will lapse three years after the grant date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2020:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	32,230	$33.05	253,884	$33.29
Awarded	20,864	20.21	80,338	32.91
Released	5,250	32.76	56,827	32.42
Forfeited	7,286	31.85	6,159	33.09
Outstanding at September 30	40,558	$26.70	271,236	$33.36

For the nine months ended September 30, 2020, the total intrinsic value for restricted common shares released was $2.0 million compared to $1.8 million for the nine months ended September 30, 2019.
Performance Unit Awards
Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to individuals who were then serving as officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. During 2019, one of the seven performance unit awards was forfeited as the individual to whom the performance unit award was granted left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted covered the performance period beginning January 1, 2018 and ending on December 31, 2019, and were subject to two performance goals. Peoples achieved the first performance goal by exceeding its target cumulative two-year adjusted earnings per share. However, Peoples failed to achieve the second performance goal as its adjusted return on average assets for the measurement period ranked below the target percentile compared to its peer group. As a result, during the first quarter of 2020, the remaining six officers holding performance unit awards received an aggregate of 9,395 common shares at a fair market value of $29.26 per common share on the date the performance units were deemed vested, with a related expense of $275,000 that had been recognized over the vesting period.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Employee stock-based compensation expense:
Stock grant expense	$615	$888	$2,950	$2,944
Employee stock purchase plan expense	17	16	$47	$48
Performance unit expense (benefit)	—	46	$(12)	$96
Total employee stock-based compensation expense	632	950	$2,985	$3,088
Non-employee director stock-based compensation expense	53	50	$288	$252
Total stock-based compensation expense	685	1,000	$3,273	$3,340
Recognized tax benefit	(144)	(210)	(687)	(701)
Net stock-based compensation expense	$541	$790	$2,586	$2,639
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the nine months ended September 30, 2020 and 2019. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.0 million at September 30, 2020, which will be recognized over a weighted-average period of 1.8 years. On April 1, 2020, an aggregate of 18,952 unrestricted common shares were granted as a one-time special award to employees under the level of Vice President, with a related stock-based compensation expense of $396,000 being recognized.
In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $120,000 during the first nine months of 2020, and $102,000 during the first nine months of 2019, reflecting separate grants of unrestricted common shares aggregating 3,680 and 3,200 common shares, respectively.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,493	$3,173	$9,117	$9,512
Fees related to third-party administration services (a)	107	140	375	486
Performance-based commissions (b)	9	73	1,437	1,495
Trust and investment income (a)	3,435	3,205	10,013	9,718
Electronic banking income:
Interchange income (a)	3,011	2,842	8,255	8,032
Promotional and usage income (a)	755	735	2,313	1,799
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	848	1,049	2,677	2,813
Transactional-based fees (b)	1,418	2,184	4,318	5,738
Commercial loan swap fees (b)	68	772	1,267	1,434
Other non-interest income transactional-based fees (b)	94	174	624	598
Total revenue from contracts with customers	$13,238	$14,347	$40,396	$41,625
Timing of revenue recognition:
Services transferred over time	$11,649	$11,144	$32,750	$32,360
Services transferred at a point in time	1,589	3,203	7,646	9,265
Total revenue from contracts with customers	$13,238	$14,347	$40,396	$41,625
(a) Services transferred over time.
(b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but has not yet been received related to electronic banking income and certain insurance income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. As of September 30, 2020, there were no material changes to Peoples' revenue contracts related to the COVID-19 pandemic, and there were no changes to the likelihood of collectability under the contracts.
The following table details the change in Peoples' contract assets and contract liabilities for the period ended September 30, 2020:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2020	$600	$5,190
Additional income receivable	519	—
Additional deferred income	—	56
Recognition of income previously deferred	—	(125)
Balance, September 30, 2020	$1,119	$5,121

Note 12 Acquisitions

Effective July 1, 2020, Peoples closed on a business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance will continue to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide.
The following table provides the preliminary purchase price calculation as of the date of acquisition for the premium finance company, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)
Total purchase price	$94,526
Net Assets at Fair Value
Assets
Cash and due from banks	$508
Loans, net of deferred fees and costs	84,817
Bank premises and equipment, net of accumulated depreciation	45
Customer relationship intangible assets	4,172
Other assets	10
Total assets	$89,552
Liabilities
Accrued expenses and other liabilities	479
Total liabilities	$479
Net assets	$89,075
Preliminary goodwill	$5,451

The estimated fair values presented in the above table reflect certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded in the period in which each adjustment is determined and, as a result, previously recorded results may change.
Peoples has recorded a preliminary customer relationship intangible of $4.2 million. Peoples expects to amortize the intangible over 10 years. Amortization for the third quarter of 2020 was $128,000.
As of the acquisition date, Peoples estimated an allowance for credit losses of $932,000 for the acquired loans through the income statement, which was included in the provision for credit losses during the third quarter of 2020.
Acquired loans are reported net of the unamortized fair value adjustment. The following table details the preliminary fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	Triumph Premium Finance
Loans Purchased Without Credit Deterioration
Contractual cash flows	$84,440
Nonaccretable difference	(179)
Expected cash flows	84,261
Accretable yield	556
Fair value	$84,817

On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000, and recorded $735,000 of customer relationship intangibles, and $27,000 of other assets, resulting in $104,000 of goodwill. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows. As of September 30, 2020, Peoples had $403,000 of contingent consideration payable related to the acquisition.

Note 13 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At September 30, 2020, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
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
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$334	$192	995	815
Short-term lease expense	71	113	231	170
Total lease expense	$405	$305	$1,226	$985
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	September 30, 2020	December 31, 2019
ROU asset:
Other assets	$6,872	$7,606
Lease liability:
Accrued expenses and other liabilities	$7,117	$7,813
Other information:
Weighted-average remaining lease term	12.3 years	12.4 years
Weighted-average discount rate	3.14%	3.16%

During the three and nine months ended September 30, 2020, Peoples paid cash of $320,000 and $960,000, respectively, for operating leases. During the three and nine months ended September 30, 2019, Peoples paid cash of $291,000 and $882,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Three months ending December 31, 2020	$425
Year ending December 31, 2021	1,199
Year ending December 31, 2022	1,061
Year ending December 31, 2023	873
Year ending December 31, 2024	629
Thereafter	4,750
Total undiscounted lease payments	$8,937
Imputed interest	$(1,820)
Total lease liability	$7,117

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three and nine months ended September 30, 2020 and September 30, 2019. This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, expect per share data)	2020	2019	2020	2019
Operating Data (a)
Total interest income	$39,013	$43,609	$119,181	$127,806
Total interest expense	3,894	7,855	14,566	22,089
Net interest income	35,119	35,754	104,615	105,717
Provision for credit losses (b)	4,728	1,005	33,531	1,368
Net gain on investment securities	2	97	383	70
Net loss on asset disposals and other transactions	(28)	(78)	(237)	(553)
Total non-interest income excluding net gains and losses (c)	16,796	16,374	47,025	47,594
Total non-interest expense	34,315	32,993	100,445	103,729
Net income (d)	10,210	14,868	14,194	38,835
Balance Sheet Data (a)
Total investment securities (e)	$928,560	$1,064,909	$928,560	$1,064,909
Loans, net of deferred fees and costs ("total loans")	3,472,085	2,850,316	3,472,085	2,850,316
Allowance for credit losses (e)	58,128	21,585	58,128	21,585
Goodwill and other intangible assets	185,397	179,126	185,397	179,126
Total assets	4,911,807	4,396,148	4,911,807	4,396,148
Non-interest-bearing deposits	982,912	677,232	982,912	677,232
Brokered deposits	260,753	262,230	260,753	262,230
Other interest-bearing deposits	2,708,340	2,417,740	2,708,340	2,417,740
Short-term borrowings	182,063	288,150	182,063	288,150
Junior subordinated debentures held by subsidiary trust	7,571	7,409	7,571	7,409
Other long-term borrowings	103,815	76,785	103,815	76,785
Total stockholders' equity (e)	566,856	588,533	566,856	588,533
Tangible assets (f)	4,726,410	4,217,022	4,726,410	4,217,022
Tangible equity (f)	381,459	409,407	381,459	409,407
Per Common Share Data (a)
Earnings per common share – basic	$0.52	$0.72	$0.70	$1.93
Earnings per common share – diluted	0.51	0.72	0.70	1.91
Cash dividends declared per common share	0.34	0.34	1.02	0.98
Book value per common share (g)	28.74	28.43	28.74	28.43
Tangible book value per common share (f)(g)	$19.34	$19.78	$19.34	$19.78
Weighted-average number of common shares outstanding – basic	19,504,503	20,415,245	19,862,409	20,023,271
Weighted-average number of common shares outstanding – diluted	19,637,689	20,595,769	19,998,353	20,178,634
Common shares outstanding at end of period	19,721,783	20,700,630	19,721,783	20,700,630
Closing share price at end of period	$19.09	$31.81	$19.09	$31.81

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, expect per share data)	2020	2019	2020	2019
Significant Ratios (a)
Return on average stockholders' equity (h)	7.16%	10.11%	3.28%	9.31%
Return on average tangible equity (h)(i)	11.36%	15.35%	5.38%	14.14%
Return on average assets (h)	0.83%	1.37%	0.40%	1.24%
Return on average assets adjusted for non-core items (h)(j)	0.91%	1.39%	0.47%	1.44%
Average stockholders' equity to average assets	11.56%	13.53%	12.29%	13.34%
Average total loans to average deposits	87.44%	84.99%	86.15%	86.83%
Net interest margin (h)(k)	3.14%	3.66%	3.27%	3.74%
Efficiency ratio (l)	64.12%	61.10%	64.37%	65.71%
Efficiency ratio adjusted for non-core items (m)	61.81%	60.55%	62.44%	60.94%
Pre-provision net revenue to total average assets (n)	1.43%	1.76%	1.45%	1.59%
Dividend payout ratio (o)(p)	66.31%	47.35%	145.29%	51.35%
Total loans to deposits (g)	88.04%	85.04%	88.04%	85.04%
Total investment securities as percentage of total assets (g)	18.90%	24.22%	18.90%	24.22%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (g)(q)	0.84%	0.73%	0.84%	0.73%
Nonperforming assets as a percent of total assets (g)(q)	0.60%	0.48%	0.60%	0.48%
Nonperforming assets as a percent of total loans and OREO (g)(q)	0.85%	0.74%	0.85%	0.74%
Criticized loans as a percent of total loans (g)(r)	3.55%	3.52%	3.55%	3.52%
Classified loans as a percent of total loans (g)(s)	2.19%	2.07%	2.19%	2.07%
Allowance for credit losses as a percent of total loans (e)(g)	1.67%	0.76%	1.67%	0.76%
Allowance for credit losses as a percent of nonperforming loans (e)(g)(q)	198.72%	104.20%	198.72%	104.20%
Provision for credit losses as a percent of average total loans (b)	0.55%	0.14%	1.40%	0.07%
Net charge-offs as a percentage of average total loans (p)	0.08%	0.11%	0.04%	NM
Capital Information (a)(g)
Common equity tier 1 capital ratio (t)	12.83%	14.23%	12.83%	14.23%
Tier 1 risk-based capital ratio	13.07%	14.48%	13.07%	14.48%
Total risk-based capital ratio (tier 1 and tier 2)	14.33%	15.22%	14.33%	15.22%
Tier 1 leverage ratio	8.62%	10.28%	8.62%	10.28%
Common equity tier 1 capital	$398,553	$417,468	$398,553	$417,468
Tier 1 capital	406,124	424,877	406,124	424,877
Total capital (tier 1 and tier 2)	445,101	446,462	445,101	446,462
Total risk-weighted assets	$3,106,817	$2,933,848	$3,106,817	$2,933,848
Total stockholders' equity to total assets	11.54%	13.39%	11.54%	13.39%
Tangible equity to tangible assets (f)	8.07%	9.71%	8.07%	9.71%
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
(d)Net income includes non-core non-interest expenses totaling $1.2 million for the third quarter of 2020 and $3.0 million for the first nine months of 2020. For the third quarter of 2019, net income included non-core non-interest expenses of $0.3 million and the first nine months of 2019 included $7.4 million. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (non-US GAAP)."
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
(j)Return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses and COVID-19-related expenses included in earnings. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)."
(k)Information presented on a fully tax-equivalent basis.
(l)The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and losses included in earnings, and uses fully tax-equivalent net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Efficiency Ratio (non-US GAAP).”
(m)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a non-US GAAP financial measure since it excludes the impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses and COVID-19-related expenses included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption "Efficiency Ratio (non-US GAAP).”
(n)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue (non-US GAAP).”
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
(t)Peoples' capital conservation buffer was 6.33% at September 30, 2020 and 7.22% at September 30, 2019, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 - on economies (local, national and international) and markets, and on Peoples' customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic and the implementation of fiscal stimulus packages, which could decrease sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
(2)changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Board of Governors of the Federal Reserve System (the "Federal Reserve") in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
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

(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
(6)the effects of easing restrictions on participants in the financial services industry;
(7)local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and its global trading partners) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
(8)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current stockholders;
(9)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties performance and creditworthiness generally, which may be less favorable than expected in light of the COVID-19 pandemic and adversely impact the amount of interest income generated;
(10)Peoples may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
(11)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;
(12)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;
(13)the discontinuation of the London Interbank Offered Rate ("LIBOR") and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(29)Peoples' continued ability to grow deposits
(30)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;
(31)uncertainty regarding changes to the U.S. presidential administration and Congress and the impact thereof on the regulatory landscape, capital markets and the response to and management of the COVID-19 pandemic; and
(32)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q.
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
Peoples offers diversified financial products and services through 88 locations, including 76 full-service bank branches, and 84 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky, and west central West Virginia through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank also offers insurance premium finance lending nationwide through its premium finance division. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at September 30, 2020, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2019 Form 10-K.
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
Upon the occurrence of a triggering event, an entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the entity (or the reporting unit) is less than its carrying amount, including goodwill. Based on the assessment at September 30, 2020, management concluded that it was not more likely than not that goodwill was impaired.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦Peoples originated $489.0 million of loans during the first nine months of 2020 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of September 30, 2020, Peoples had $460.4 million in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to $458.0 million at June 30, 2020, as the program was initiated at the beginning of the second quarter of 2020. Peoples recognized interest income of $3.8 million for deferred fee/cost amortization and $2.1 million of interest income on PPP loans during the first nine months of 2020.

◦Peoples is also providing relief solutions to consumer and commercial borrowers, including forbearance and modifications, during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples was selected to partner with JobsOhio, a private nonprofit organization charged with economic development. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples incurred $531,000 in pension settlement charges in the third quarter of 2020, $151,000 in the second quarter of 2020, and $368,000 in the first quarter of 2020, in each case, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. There were no such charges during the first, second, and third quarters of 2019.
◦During the third quarter of 2020, Peoples recorded a provision for credit losses of $4.7 million, compared to $11.8 million in the linked quarter and $1.0 million in the third quarter of 2019. For the first nine months of 2020, Peoples recorded a total provision for credit losses of $33.5 million compared to $1.4 million in 2019. During the third quarter of 2020, Peoples recorded $932,000 of the provision for credit losses to establish the allowance for credit losses for the loans acquired from Triumph Premium Finance. The increases in the provision for credit losses compared to the third quarter of 2019, and the first nine months of 2019, were related to the impact of COVID-19 on the CECL model, as well as the implementation of the CECL accounting standard. Peoples recognized a recovery of $750,000 and $1.2 million on a previously charged-off commercial loan in the second and first quarters of 2020, respectively.

◦For the third quarter of 2020, Peoples recorded $148,000 of expenses related to the COVID-19 pandemic, compared to $918,000 for the second quarter of 2020. These expenses were primarily related to donations made to community food banks and pantries, as well as contributions to funds to support employees, including, in the second quarter of 2020, the issuance of unrestricted common share awards totaling $396,000 granted to employees at the Assistant Vice President level and below.
◦During the third quarter of 2020, Peoples recognized an expense of $570,000 for its Federal Deposit Insurance Corp. ("FDIC") insurance premiums. The FDIC previously issued credits to member banks to offset against the quarterly assessment as a result of the deposit insurance fund reaching its target threshold for smaller banks. These credits were used beginning in 2019 and were fully exhausted during the second quarter of 2020. For the three months ended September 30, 2020, Peoples had no credits available to offset FDIC insurance premiums.
◦During the third quarter of 2020, Peoples incurred $0.3 million of acquisition-related expenses, compared to $47,000 in the second quarter of 2020 and $199,000 in the third quarter of 2019. Acquisition-related expenses for the nine months ended September 30, 2020 were $0.4 million, compared to $7.2 million for the same period last year. The acquisition-related expenses in 2020 and 2019 were primarily related to the Triumph Premium Finance and First Prestonsburg acquisitions, respectively.
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance will continue to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.8 million in loans, at acquisition date, after preliminary fair value adjustments. Peoples also preliminarily recorded $4.2 million of other intangible assets and $5.5 million of goodwill. As of September 30, 2020, Peoples Premium Finance loans had grown to $104.1 million.
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
◦On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During the third quarter of 2020, Peoples repurchased 235,684 of its common shares through its share repurchase program for a total of $5.0 million. For the first nine months of 2020, Peoples repurchased 1,119,752 of its common shares for a total of $25.0 million.
◦During the first quarter of 2020 and the first nine months of 2020, Peoples recognized an additional $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits, compared to none in the first nine months of 2019.
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
◦On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in the accrued expenses and other liabilities line of the Unaudited Consolidated Balance Sheets; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
◦On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000.

◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020 then lowered the target rate another 100 basis points at the next FOMC meeting on March 15. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of September 30, 2020. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve has indicated it is committed to a target 0% - 0.25% range for Federal Funds through at least 2023.
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
◦At the close of business on April 12, 2019, Peoples completed the merger transaction with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total merger consideration of $43.7 million, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to its shareholders prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares issued by Peoples. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after fair value adjustments. Peoples also recorded $4.2 million of other intangible assets and $14.5 million of goodwill.
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

EXECUTIVE SUMMARY
Peoples recorded net income of $10.2 million for the third quarter of 2020, or earnings of $0.51 per diluted common share, compared to net income of $4.7 million, or $0.23 per diluted common share, for the second quarter of 2020, and net income of $14.9 million, or $0.72 per diluted share, for the third quarter of 2019. Non-core items contained in net income included gains and losses, acquisition-related costs, pension settlement charges, severance expenses and COVID-19-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.05 for the third quarter of 2020, $0.06 for the second quarter of 2020, and by $0.01 for the third quarter of 2019. Net income in the third quarter of 2020, was largely affected by the provision for credit losses recorded during the quarter. The provision for credit losses was lower than in the linked quarter due to the changes in economic developments and forecasts used in the CECL model. The provision for credit losses was calculated under the CECL accounting methodology in accordance with ASU 2016-13, which is sensitive to future economic projections. Additional information regarding the provision for credit losses can be found later in this discussion under the caption “RESULTS OF OPERATIONS - Provision for Credit Losses.”
For the first nine months of 2020, net income was $14.2 million, or earnings of $0.70 per diluted common share, compared to net income of $38.8 million, or earnings of $1.91 per diluted share for the nine months ended September 30, 2019. The decrease in earnings was impacted primarily by the provision for credit losses calculated using the CECL accounting methodology and the impact COVID-19 had on the inputs in the CECL model. Non-core items negatively impacted earnings per diluted common share by $0.12 and $0.29 for the nine months ended September 30, 2020, and 2019, respectively.

Net interest income was $35.1 million for the third quarter of 2020, up 1% compared to $34.9 million for the second quarter of 2020, and a decrease of 2% compared to $35.8 million for the third quarter of 2019. Net interest margin was 3.14% for the third quarter of 2020, compared to 3.19% for the second quarter of 2020, and 3.66% for the third quarter of 2019. Net interest income and net interest margin continued to be impacted by the low interest rate environment caused by COVID-19, which resulted in lower yields on the loan portfolio and accelerated premium amortization on the investment securities portfolio. The PPP loan income (interest and fees) of $3.1 million, premium finance interest income of $1.8 million and a reduction of $615,000 in interest expense on deposits benefited net interest income compared to the linked quarter.
Accretion income, net of amortization expense, from acquisitions was $547,000 for the third quarter of 2020, $955,000 for the second quarter of 2020, and $1.2 million for the third quarter of 2019, which added 5 basis points, 9 basis points, and 12 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $2.6 million for the nine months ended September 30, 2020, compared to $3.1 million for the nine months ended September 30, 2019, which added 8 basis points and 11 basis points, respectively, to net interest margin.
During the third quarter of 2020, Peoples recorded a provision for credit losses of $4.7 million, compared to a provision for credit losses of $11.8 million for the second quarter of 2020 and a provision for loan losses of $1.0 million for the third quarter of 2019. Net charge-offs for the third quarter of 2020 were $735,000, or 0.08% of average total loans annualized, compared to net recoveries of $369,000, or (0.05)% of average total loans annualized, for the linked quarter and net charge-offs of $777,000, or 0.11% of average total loans annualized, for the third quarter of 2019. The provision for credit losses during the third quarter of 2020 was primarily due to a specific reserve recorded on one commercial relationship, along with the establishment of the allowance for credit losses related to the premium finance loans acquired.
Provision for credit losses during the first nine months of 2020 was $33.5 million, compared to a provision for loan losses of $1.4 million for the first nine months of 2019. Net charge-offs for the first nine months of 2020 were $864,000, or 0.04% of average total loans annualized, compared to net recoveries of $22,000, for the first nine months of 2019. During the first nine months of 2020, recoveries of $750,000 and $1.2 million were recognized, during the second and first quarters of 2020, respectively, on a previously charged-off commercial loan. The first nine months of 2019 included the recognition of a $1.8 million recovery on a previously charged-off commercial loan.
For the third quarter of 2020, total non-interest income increased $2.1 million, or 14%, compared to the second quarter of 2020 and was up $377,000, or 2%, compared to the third quarter of 2019. Compared to the second quarter of 2020, mortgage banking income increased $1.7 million due to the volume of refinancing activity resulting from the low interest rate environment, insurance income increased $417,000, or 13%, due to a $591,000 revenue recognition adjustment recorded in the third quarter of 2020 and deposit account service charges increased $357,000 driven largely by an increase in fees assessed for overdrafts and non-sufficient funds. These increases were partially offset by a decrease in commercial loan swap fees of $887,000. Compared to the third quarter of 2019, non-interest income was up $377,000. Mortgage banking income increased $1.5 million due to a higher volume of refinance activity. Also contributing to the increase was an increase in trust and investment income of $230,000 and an increase in insurance income of $222,000. These increases were offset partially by decreases in deposit account service charges and lower commercial loan swap fees, driven by lower customer demand of these products.
For the nine months ended September 30, 2020, total non-interest income increased slightly compared to the nine months ended September 30, 2019. Decreases in deposit account service charges and commercial loan swap fees of were more than offset by increases in mortgage banking and electronic banking income.
Total non-interest expense increased $2.5 million, or 8%, for the third quarter of 2020 compared to the second quarter of 2020 and $1.3 million, or 4%, compared to the third quarter of 2019. Compared to the linked quarter, salaries and employee benefit costs were up as a result of higher one-time deferred personnel costs of $921,000 associated with PPP loan originations recognized in the second quarter. Total non-interest expense in the third quarter of 2020 included $531,000 in pension settlement charges, while the second quarter of 2020 included pension settlement charges of $151,000 and there were no pension settlement charges recorded in the third quarter of 2019. Total non-interest expense in the third quarter of 2020 also included $192,000 in severance expenses, compared to $79,000 recognized in the second quarter of 2020 and $88,000 in severance expenses recorded in the third quarter of 2019. The increases in the areas described above were partially offset by decreases for COVID-19-related expenses, which during the second quarter of 2020 included a $250,000 donation to food banks and pantries in Peoples' market area and an employee unrestricted common share award aggregating $396,000 made to employees at the level of Assistant Vice President and below during the second quarter.
During the first nine months of 2020, total non-interest expense decreased $3.3 million to $100.4 million compared to 2019. The variance was driven primarily by a reduction in "Other expenses", which included acquisition-related expenses of $7.2 million recognized in the previous year, and lower travel and entertainment expenses of $747,000 due to COVID-19 restrictions. These changes were partially offset by increases of $660,000, or 14% in data processing and software expenses, $499,000, or 9% in electronic banking expenses, pension settlement charges of $1.1 million, severance expenses of $284,000 and COVID-19-related expenses.

Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the third quarter of 2020 was 64.1%, compared to 62.3% for the second quarter of 2020, and 61.1% for the third quarter of 2019. The change in the efficiency ratio compared to the linked quarter was primarily due to the increase in non-interest expense. The efficiency ratio, when adjusted for non-core items, was 61.8% for the third quarter of 2020, compared to 59.9% for the second quarter of 2020 and 60.6% for the third quarter of 2019. For the first nine months of 2020, the efficiency ratio was 64.4% compared to 65.7% for 2019, and was 62.4% and 60.9%, respectively, when adjusted for non-core items. The efficiency ratio, adjusted for non-core items, went up as a result of lower revenue as a result of COVID-19 and the impact of the low interest rate environment.
Peoples recorded income tax expense of $2.6 million for the third quarter of 2020, compared to $1.1 million for the linked quarter and $3.3 million for the third quarter of 2019. Peoples recognized income tax expense of $3.6 million for the first nine months of 2020, compared to $8.9 million for the first nine months of 2019. The variance between each of the comparative periods was the result of pre-tax income in 2020 related to the variability in the allowance for credit losses recorded during the first nine months of 2020 and an additional income tax expense adjustment of $575,000 and $288,000 in the third and second quarters of 2020, respectively.
At September 30, 2020, total assets were $4.91 billion, compared to $4.35 billion at December 31, 2019. The 13% increase compared to December 31, 2019 was driven by loan growth of $598.6 million, which was primarily the result of PPP loan originations and loans from the acquisition of the premium finance company, as well as an increase in cash and cash equivalents of $46.1 million. The allowance for credit losses increased to $58.1 million, or 1.67% of total loans, compared to $21.6 million and 0.75%, respectively, at December 31, 2019. Peoples implemented ASU 2016-13 on January 1, 2020, which resulted in an increase of $5.8 million in the allowance for credit losses.
Total liabilities were $4.34 billion at September 30, 2020, up $585.2 million since December 31, 2019. The increase in total liabilities during the first nine months of 2020 was primarily due to an increase in deposits of $660.6 million, partially offset by a decline in total borrowed funds of $106.7 million. The increase in deposits was caused by customers having continued to maintain higher balances largely as a reaction to the COVID-19 pandemic. Also, Peoples began using alternative funding sources that included overnight brokered deposits and reduced overnight borrowings.
At September 30, 2020, total stockholders' equity was $566.9 million, a decrease of $27.5 million compared to December 31, 2019. The decrease in total stockholders' equity was mainly due to the repurchase of 1.1 million shares for a total of $25.0 million, dividends paid of $20.6 million, and a $3.7 million adjustment related to the adoption of the CECL accounting standard, partially offset by net income of $14.2 million and a $4.4 million increase in accumulated other comprehensive income in the third quarter of 2020.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue.  The amount of net interest income earned by Peoples each quarter is affected by various factors, including changes in market interest rates due to the Federal Reserve’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Net interest income	$35,119	$34,860	$35,754	$104,615	$105,717
Taxable equivalent adjustments	262	269	314	803	781
Fully tax-equivalent net interest income	$35,381	$35,129	$36,068	$105,418	$106,498

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$97,430	$33	0.13%	$164,487	$48	0.12%	$62,860	$506	3.19%
Investment securities (b)(c)(d):
Taxable	851,092	2,832	1.33%	903,227	4,188	1.85%	896,142	5,986	2.67%
Nontaxable	101,403	778	3.07%	103,169	802	3.11%	113,806	874	3.07%
Total investment securities	952,495	3,610	1.52%	1,006,396	4,990	1.98%	1,009,948	6,860	2.69%
Loans (c)(d)(e):
Construction	105,488	1,179	4.37%	121,982	1,226	3.98%	103,758	1,313	4.95%
Commercial real estate, other	857,830	8,854	4.04%	849,070	8,873	4.13%	844,186	11,307	5.24%
Commercial and industrial	1,139,638	10,016	3.44%	979,206	8,842	3.57%	603,750	8,110	5.26%
Residential real estate (f)	661,694	7,870	4.76%	682,216	8,257	4.84%	648,481	7,903	4.87%
Home equity lines of credit	125,351	1,278	4.06%	128,632	1,493	4.67%	131,898	1,977	5.95%
Consumer, indirect	477,962	5,103	4.25%	421,972	4,554	4.34%	423,694	4,452	4.17%
Consumer, direct	82,139	1,332	6.45%	77,830	1,292	6.68%	82,067	1,495	7.23%
Total loans	3,450,102	35,632	4.08%	3,260,908	34,537	4.22%	2,837,834	36,557	5.08%
Allowance for credit losses (d)	(56,519)			(48,768)			(21,620)
Net loans	3,393,583	35,632	4.14%	3,212,140	34,537	4.28%	2,816,214	36,557	5.12%
Total earning assets	4,443,508	39,275	3.49%	4,383,023	39,575	3.60%	3,889,022	43,923	4.47%
Goodwill and other intangible assets	185,816			177,012			179,487
Other assets	277,290			267,981			242,880
Total assets	$4,906,614			$4,828,016			$4,311,389
Interest-bearing deposits:
Savings accounts	$589,100	$34	0.02%	$563,213	$33	0.02%	$524,025	$126	0.10%
Governmental deposit accounts	398,653	511	0.51%	370,999	445	0.48%	347,625	991	1.13%
Interest-bearing demand accounts	671,987	66	0.04%	655,711	71	0.04%	617,770	378	0.24%
Money market accounts	589,078	215	0.15%	575,858	360	0.25%	434,834	787	0.72%
Retail certificates of deposit	467,431	1,524	1.30%	481,305	1,870	1.56%	495,499	2,255	1.81%
Brokered deposits	258,875	319	0.49%	192,230	505	1.06%	261,145	1,622	2.46%
Total interest-bearing deposits	2,975,124	2,669	0.36%	2,839,316	3,284	0.47%	2,680,898	6,159	0.91%
Borrowed funds:
Short-term FHLB advances	137,174	732	2.12%	137,659	559	1.63%	190,677	1,086	2.26%
Repurchase agreements and other	43,184	10	0.09%	46,330	15	0.13%	46,240	64	0.55%
Total short-term borrowings	180,358	742	1.64%	183,989	574	1.25%	236,917	1,150	1.93%
Long-term FHLB advances	103,906	402	1.54%	122,960	491	1.61%	76,893	410	2.12%
Other borrowings	7,551	81	4.29%	12,438	97	3.12%	7,388	136	7.36%
Total long-term borrowings	111,457	483	1.73%	135,398	588	1.75%	84,281	546	2.58%
Total borrowed funds	291,815	1,225	1.67%	319,387	1,162	1.46%	321,198	1,696	2.10%
Total interest-bearing liabilities	3,266,939	3,894	0.47%	3,158,703	4,446	0.57%	3,002,096	7,855	1.04%
Non-interest-bearing deposits	970,353			997,179			657,952
Other liabilities	102,267			99,993			68,072
Total liabilities	4,339,559			4,255,875			3,728,120
Total stockholders’ equity	567,055			572,141			583,269
Total liabilities and stockholders’ equity	$4,906,614			$4,828,016			$4,311,389
Interest rate spread (c)		$35,381	3.02%		$35,129	3.03%		$36,068	3.43%
Net interest margin (c)			3.14%			3.19%			3.66%

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$111,852	$317	0.38%	$35,867	$945	3.52%
Investment securities (b)(c)(d):
Taxable	894,008	12,448	1.86%	850,852	17,839	2.80%
Nontaxable	103,827	2,409	3.09%	105,233	2,477	3.14%
Total investment securities	997,835	14,857	1.99%	956,085	20,316	2.83%
Loans (c)(d)(e):
Construction	108,426	3,656	4.43%	119,823	4,700	5.17%
Commercial real estate, other	848,202	27,784	4.30%	828,258	33,225	5.29%
Commercial and industrial	923,552	26,282	3.74%	594,136	23,872	5.30%
Residential real estate (f)	669,852	24,498	4.88%	633,070	22,748	4.79%
Home equity lines of credit	128,540	4,546	4.72%	131,797	5,843	5.93%
Consumer, indirect	438,784	14,066	4.28%	415,602	12,795	4.12%
Consumer, direct	78,904	3,978	6.73%	78,687	4,143	7.04%
Total loans	3,196,260	104,810	4.34%	2,801,373	107,326	5.07%
Less: Allowance for credit losses(d)	(44,323)			(21,117)
Net loans	3,151,937	104,810	4.40%	2,780,256	107,326	5.12%
Total earning assets	4,261,624	119,984	3.73%	3,772,208	128,587	4.52%
Goodwill and other intangible assets	180,291			172,175
Other assets	264,238			235,280
Total assets	$4,706,153			$4,179,663
Interest-bearing deposits:
Savings accounts	$558,514	$140	0.03%	$506,847	$326	0.09%
Governmental deposit accounts	366,139	1,671	0.61%	325,773	2,396	0.98%
Interest-bearing demand accounts	652,198	385	0.08%	597,089	857	0.19%
Money market accounts	547,291	1,248	0.30%	414,966	1,972	0.64%
Retail certificates of deposit	479,185	5,453	1.52%	457,030	5,750	1.68%
Brokered deposits	214,516	1,685	1.05%	282,473	5,421	2.57%
Total interest-bearing deposits	2,817,843	10,582	0.50%	2,584,178	16,722	0.87%
Borrowed funds:
Short-term FHLB advances	160,287	2,285	1.90%	194,398	3,342	2.30%
Repurchase agreements and other	45,613	70	0.26%	46,328	214	0.62%
Total short-term borrowings	205,900	2,355	1.54%	240,726	3,556	1.97%
Long-term FHLB advances	109,536	1,341	1.64%	91,359	1,409	2.06%
Repurchase agreement and other borrowings	9,148	288	5.40%	7,347	402	7.30%
Total long-term borrowings	118,684	1,629	1.93%	98,706	1,811	2.45%
Total borrowed funds	324,584	3,984	1.64%	339,432	5,367	2.11%
Total interest-bearing liabilities	3,142,427	14,566	0.62%	2,923,610	22,089	1.01%
Non-interest-bearing deposits	892,301			642,276
Other liabilities	92,986			56,075
Total liabilities	4,127,714			3,621,961
Total stockholders’ equity	578,439			557,702
Total liabilities and stockholders’ equity	$4,706,153			$4,179,663
Interest rate spread (c)		$105,418	3.11%		$106,498	3.51%
Net interest margin (c)			3.27%			3.74%
(a)The three and nine month periods ended September 30, 2019 do not reflect an adjustment related to the balance sheet interest rate swap transactions. Interest related to interest rate swap transactions is included in interest expense on short-term FHLB advances and interest expense on retail certificates of deposit.
(b)Average balances are based on carrying value.
(c)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
(d)On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of $1.5 million unfunded commitment liability included in accrued expense and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.

(e)Average balances include nonaccrual and impaired loans. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(f)Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

Average total loan balances were impacted during the third quarter of 2020 and the first nine months of 2020 due to the PPP loans and the premium finance loans acquired.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2020 Compared to						Nine Months Ended September 30, 2020 Compared to
(Dollars in thousands)	June 30, 2020			September 30, 2019			September 30, 2019
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$47	$(62)	$(15)	$(1,765)	$1,292	$(473)	$(1,775)	$1,147	$(628)
Investment Securities (b) (c):
Taxable	(1,124)	(232)	(1,356)	(2,867)	(287)	(3,154)	(4,991)	(400)	(5,391)
Nontaxable	(11)	(13)	(24)	(1)	(95)	(96)	(2)	(66)	(68)
Total investment income	(1,135)	(245)	(1,380)	(2,868)	(382)	(3,250)	(4,993)	(466)	(5,459)
Loans (b)(c):
Construction	538	(585)	(47)	(267)	133	(134)	(628)	(416)	(1,044)
Commercial real estate, other	(514)	495	(19)	(3,628)	1,175	(2,453)	(6,687)	1,246	(5,441)
Commercial and industrial	(1,907)	3,081	1,174	(15,258)	17,164	1,906	(11,269)	13,679	2,410
Residential real estate	(142)	(245)	(387)	(715)	682	(33)	411	1,339	1,750
Home equity lines of credit	(179)	(36)	(215)	(605)	(94)	(699)	(1,156)	(141)	(1,297)
Consumer, indirect	(606)	1,155	549	84	567	651	533	738	1,271
Consumer, direct	(202)	242	40	(172)	9	(163)	(163)	(2)	(165)
Total loan income	(3,012)	4,107	1,095	(20,561)	19,636	(925)	(18,959)	16,443	(2,516)
Total interest income	$(4,100)	$3,800	$(300)	$(25,194)	$20,546	$(4,648)	$(25,727)	$17,124	$(8,603)
INTEREST EXPENSE:
Deposits:
Savings accounts	$(4)	$5	$1	$(186)	$94	$(92)	$(235)	$49	$(186)
Governmental deposit accounts	30	36	66	(1,290)	810	(480)	(1,145)	420	(725)
Interest-bearing demand accounts	(15)	10	(5)	(521)	209	(312)	(591)	119	(472)
Money market accounts	(201)	56	(145)	(1,929)	1,357	(572)	(1,492)	768	(724)
Retail certificates of deposit	(296)	(50)	(346)	(609)	(122)	(731)	(694)	397	(297)
Brokered deposits	(968)	782	(186)	(1,290)	(13)	(1,303)	(2,655)	(1,081)	(3,736)
Total deposit cost	(1,454)	839	(615)	(5,825)	2,335	(3,490)	(6,812)	672	(6,140)
Borrowed funds:
Short-term borrowings	184	(16)	168	(113)	(295)	(408)	(1,016)	(185)	(1,201)
Long-term borrowings	122	(227)	(105)	(554)	491	(63)	(432)	250	(182)
Total borrowed funds cost	306	(243)	63	(667)	196	(471)	(1,448)	65	(1,383)
Total interest expense	(1,148)	596	(552)	(6,492)	2,531	(3,961)	(8,260)	737	(7,523)
Fully tax-equivalent net interest income	$(2,952)	$3,204	$252	$(18,702)	$18,015	$(687)	$(17,467)	$16,387	$(1,080)
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

Net interest income increased 1% compared to the linked quarter, as the PPP loan income and premium finance loan income, coupled with reduced deposit and borrowing costs, more than offset reductions in loan and securities yields. The third quarter of 2020 continued to be impacted by the actions taken by the Federal Reserve earlier in the year in response to the COVID-19 pandemic. In late March, the Federal Reserve lowered the Federal Funds effective target range 150 basis points during the first quarter of 2020 to 0.00% to 0.25%. The majority of Peoples' variable rate loan portfolio is tied to LIBOR or a prime rate, which continued to be lower than historical levels. The low interest rate environment also drove higher premium amortization on Peoples' investment securities portfolio, which was $636,000 higher than in the linked quarter, thereby reducing net interest income and net interest margin. Net interest margin decreased 5 basis points compared to the linked quarter driven by reduced accretion during the quarter.
Net interest income for the third quarter of 2020 decreased $635,000, or 2%, compared to the third quarter of 2019. Net interest margin decreased 52 basis points compared to 3.66% for the third quarter of 2019. The decrease in net interest income compared to the third quarter of 2019 was driven by lower yields on loans and investments, offset by PPP loan income and premium finance loan income coupled with lower interest expense paid on deposits, all of which were impacted by the Federal Reserve's reaction to COVID-19.
For the first nine months of 2020, net interest income declined $1.1 million, or 1%, compared to the first nine months of 2019 and net interest margin decreased 47 basis points to 3.27%. The lower net interest income and net interest margin compared to 2019 were the result of lower interest rates, increased premium amortization on Peoples' investment securities portfolio and loans repricing faster than deposits, caused by the Federal Reserve's reaction to COVID-19. Funding costs declined compared to the first nine months of 2019, as interest rates on deposits were lowered and borrowing costs were controlled.
Accretion income, net of amortization expense, from acquisitions was $547,000 for the third quarter of 2020, $955,000 for the linked quarter and $1.2 million for the third quarter of 2019, which added 5 basis points, 9 basis points and 12 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $2.6 million for the nine months ended September 30, 2020, compared to $3.1 million for the nine months ended September 30, 2019, which added 8 basis points and 11 basis points, respectively, to net interest margin. Accelerated amortization was the result of increased prepayments and refinance activity caused by the low interest rate environment.
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

Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Provision for other credit losses	$4,574	$11,773	$731	$33,171	$846
Provision for checking account overdraft credit losses	154	61	274	360	522
Provision for credit losses	$4,728	$11,834	$1,005	$33,531	$1,368
As a percentage of average total loans (a)	0.55%	1.46%	0.14%	1.40%	0.07%
(a) Presented on an annualized basis.
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. During the third quarter of 2020, the provision for credit losses was driven by the economic forecasts utilized within Peoples' CECL model, which predicted lower levels of defaults due to the COVID-19 pandemic in the current quarter, compared to the prior quarter. Peoples recorded a lower provision for credit losses during the third quarter of 2020, compared to the linked quarter, driven primarily by the improvement in the one-year economic forecast used for the third quarter, which was less severe than the deterioration in the one-year economic forecast used for the second quarter. For the first nine months of 2020, Peoples recorded a significant aggregate provision for credit losses related to the impacts from the economic assumptions used in estimating the allowance for credit losses under the CECL model. The COVID-19 pandemic caused the economic outlook and assumptions, used in the CECL model, to be unfavorable and, as a result, caused the need for a higher allowance for credit losses for the year. Net charge-offs for the third quarter of 2020 were $735,000, or 0.08% of average total loans annualized, compared to net recoveries of $369,000, or (0.05)% of average total loans annualized, for the linked quarter and net charge-offs of $777,000, or 0.11% of average total loans annualized, for the third quarter of 2019.
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

Net Gains (Losses) Included in Total Non-Interest Income
Net gains (losses) include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net gains (losses):

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Net gain on investment securities	$2	$62	$97	$383	$70

Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(43)	$(145)	$(73)	$(258)	$(504)
Net gain (loss) on OREO	15	1	(5)	(1)	(54)
Net gain on other transactions	—	22	—	22	5
Net loss on asset disposals and other transactions	$(28)	$(122)	$(78)	$(237)	$(553)
During the third quarter of 2020, Peoples recognized a net loss on other assets related to the sale of a former bank branch. During the second quarter of 2020, Peoples recognized net losses on repossessed assets. During the third quarter of 2019, net losses were incurred on the disposal of fixed assets.
For the first nine months of 2020, net gains on investment securities were recorded related to the sale of investment securities that primarily occurred in the first quarter, while the net loss on other assets was driven by losses on repossessed assets. For the first nine months of 2019, the net loss on other assets was mostly due to the write-off of fixed assets acquired from First Prestonsburg, coupled with market value write-downs related to closed offices that were held for sale.
Total Non-Interest Income, Excluding Net Gains and Losses
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
E-banking income	$3,765	$3,523	$3,577	$10,568	$9,831
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increase in e-banking income compared to the linked quarter was driven by the increased usage of debit cards, due to the lifting of many restrictions and the stay-at-home orders put in place in Peoples' markets at the end of the first quarter of 2020, in response to COVID-19. In the first nine months, e-banking grew 7% compared to the previous year due partially to the full nine-month impact of the First Prestonsburg acquired accounts and the increased usage of debit cards by more customers.

The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Property and casualty insurance commissions	2,528	2,506	2,606	7,624	7,960
Life and health insurance commissions	965	427	567	1,494	1,552
Performance-based commissions	8	138	74	1,437	1,495
Other fees and charges	107	120	139	374	486
Insurance income	$3,608	$3,191	$3,386	$10,929	$11,493

The 13% increase in insurance income for the third quarter of 2020, compared to the linked quarter, was largely related to a one-time $591,000 revenue recognition adjustment recorded for life and health insurance commissions in the third quarter of 2020.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Fiduciary income	$1,710	$1,780	$1,621	$5,112	$5,094
Brokerage income	1,165	999	1,048	3,324	3,051
Employee benefits fees	560	537	536	1,577	1,573
Trust and investment income	$3,435	$3,316	$3,205	$10,013	$9,718
Fiduciary income is driven by managed asset balances near the end of the quarter of 2020 along with annual tax preparation fees, generally recorded in the second quarter of the year, when the work is completed. Brokerage income is also driven by managed asset balances. However, it is generally calculated based on balances at the beginning of each quarter, which caused the increase compared to the second quarter of 2020.
The following table details Peoples' assets under administration and management:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
(Dollars in thousands)
Trust	$1,609,270	$1,552,785	$1,385,161	$1,572,933	$1,504,036
Brokerage	921,688	885,138	816,260	944,002	904,191
Total	$2,530,958	$2,437,923	$2,201,421	$2,516,935	$2,408,227
Quarterly average	$2,510,978	$2,351,701	$2,425,849	$2,458,770	$2,397,515
The increase in assets under administration and management from $2.4 billion at June 30, 2020 to $2.5 billion at September 30, 2020, was due to the improvements in the stock market.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Overdraft and non-sufficient funds fees	$1,216	$876	$1,970	$3,741	$5,149
Account maintenance fees	848	849	1,049	2,677	2,813
Other fees and charges	202	184	214	577	589
Deposit account service charges	$2,266	$1,909	$3,233	$6,995	$8,551
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Income from deposit account service charges increased compared to the linked quarter and declined from the third quarter of 2019 and first nine months of 2019. The increase in the current quarter, compared to the prior quarter, was the result of higher overdraft and non-sufficient funds. For the three and nine months ended September 30, 2020 compared to the prior year periods, the decreases in deposit account service fees, which was directly correlated to the developments related to COVID-19, specifically the PPP loan proceeds, fiscal stimulus provided by the government and changed customer habits.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Mortgage banking income	2,658	938	1,204	4,346	2,992
Bank owned life insurance income	462	470	487	1,514	1,462
Commercial loan swap fees	68	955	772	1,267	1,434
Other non-interest income	534	422	510	1,393	2,113
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. The increases in mortgage banking income from the linked quarter, third quarter of 2019 and first nine months of 2019 were mainly due to higher refinancings because of the interest rate environment.
In the third quarter of 2020, Peoples sold $35.2 million in loans to the secondary market with servicing retained and sold $68.2 million in loans with servicing released, compared to $21.4 million and $42.0 million, respectively, in the linked quarter, and $31.7 million and $15.6 million, respectively, in the third quarter of 2019. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees in the third quarter of 2020 decreased $887,000 compared to the linked quarter and $704,000 compared to the third quarter of 2019, in each case driven by decreased customer demand. For the first nine months of 2020, commercial loan swap income was down compared to the same period in 2019, due to the larger size of the transactions in 2019.
Bank owned life insurance income was relatively flat compared to the prior quarter and third quarter of 2019. For the nine months ended September 30, 2020, bank owned life insurance was up due to a $109,000 tax-free death benefit recognized in the first quarter of 2020, which was not duplicated during the nine months ended September 30, 2019.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Base salaries and wages	$13,019	$12,774	$12,592	$38,489	$38,819
Sales-based and incentive compensation	3,493	3,165	2,986	9,320	8,691
Employee benefits	1,930	1,997	1,869	6,471	6,525
Payroll taxes and other employment costs	1,148	1,074	1,256	3,584	3,841
Stock-based compensation	632	970	950	2,985	3,088
Deferred personnel costs	(812)	(1,995)	(722)	(3,536)	(2,007)
Salaries and employee benefit costs	$19,410	$17,985	$18,931	$57,313	$58,957
Full-time equivalent employees:
Actual at end of period	886	894	910	886	910
Average during the period	890	892	913	893	897
Base salaries and wages increased 2% compared to the linked quarter and 3% compared to the third quarter of 2019. The increase for the third quarter of 2020 compared to linked quarter was primarily due to severance expense of $192,000 recognized in the third quarter of 2020. The key driver of the increase for the third quarter of 2020 compared to the third quarter of 2019 was the annual merit increases and the continued movement towards a $15 per hour minimum wage throughout Peoples' organization that was largely implemented as of January 1, 2020.

The increase in sales-based and incentive compensation for the third quarter of 2020 compared to the second quarter of 2020 was primarily due to higher sales-based compensation related to mortgage banking reflecting the increased volume of real estate loans sold in the secondary market.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. Stock-based compensation for the third quarter of 2020 declined compared to the linked quarter, due to a $396,000 award of unrestricted common shares to associates at the level of Assistant Vice President and below that occurred during the second quarter of 2020 but was not repeated in the third quarter of 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year, which increased in 2020 compared to 2019. Materially impacting the comparison was the recognition of $921,000 in deferred personnel costs during the second quarter related to the origination of PPP loans. In addition, higher production in residential real estate and commercial loans during the third quarter of 2020 contributed to the change in deferred personnel costs compared to the linked quarter. Increased production in residential real estate and indirect consumer loans drove up deferred personnel costs compared to the first nine months of 2019, with the first nine months of 2020 also being impacted by the additional deferred costs related to the PPP loan originations.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Depreciation	$1,507	$1,557	$1,451	$4,519	$4,194
Repairs and maintenance costs	767	701	803	2,225	2,288
Net rent expense	340	315	182	960	720
Property taxes, utilities and other costs	769	578	662	1,984	2,006
Net occupancy and equipment expense	$3,383	$3,151	$3,098	$9,688	$9,208
Compared to the third quarter of 2019, and the nine months ended September 30, 2019, net occupancy and equipment expense was impacted by increased net rent expense and depreciation related to investments in technological infrastructure and equipment (mainly ATMs), and branding for additional full-service bank branches from the First Prestonsburg acquisition.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
E-banking expense	$2,095	1,879	$2,070	$5,839	$5,340
Data processing and software expense	1,838	1,754	1,572	5,344	4,684
Professional fees	1,720	1,834	1,544	5,247	5,164
Franchise tax expense	882	881	797	2,645	2,274
Amortization of other intangible assets	857	728	953	2,314	2,471
FDIC insurance premiums	570	152	—	717	752
Marketing expense	456	632	634	1,561	1,718
Foreclosed real estate and other loan expenses	342	335	600	1,255	1,324
Communication expense	283	294	268	857	863
Other non-interest expense	2,479	2,180	2,526	7,665	10,974
E-banking expense was up compared to the linked quarter, due to an increased usage by customers as a result of the COVID-19 pandemic, which in turn increased the volume of transactions involving debit cards and Peoples' internet and mobile banking service.  The increase in expenses related to Peoples' internet and mobile banking services was driven by increases in customer accounts and customer usage of mobile and online banking tools, the acquisition of First Prestonsburg in April 2019, and the annual contractual increase in the cost of each unit of service in internet and mobile banking.
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
Professional fees decreased $114,000 from the second quarter of 2020, primarily due to lower legal expenses and exam and audit fees. Compared to the third quarter of 2019, professional fees were up due an increase in exam and audit fees and other professional fees.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. Expenses related to state franchise taxes, which includes Ohio FIT, increased in the first nine months of 2020 compared to the comparable period in 2019 due to higher equity as of December 31, 2019 compared to December 31, 2018, coupled with additional taxes in Kentucky as a result of the First Prestonsburg acquisition in 2019.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the third quarter of 2020 was up compared to the second quarter of 2020 as a result of the amortization expense associated with the premium finance acquisition. Compared to the third quarter of 2019, and first nine months of 2019, amortization of other intangible assets declined due to the reduced amortization from previous acquisitions.
Peoples used credits to partially offset its FDIC insurance premium during the second quarter of 2020. However, there were credits available to offset the entire third quarter of 2019 FDIC insurance premium. The FDIC insurance credits were related to the level of the Federal Deposit Insurance Fund ("DIF") that continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples utilized the remaining credits that had been issued to it in the second quarter of 2020. Additionally, one of the factors that is used to calculate the FDIC insurance premium is the bank's leverage ratio. The calculation of that ratio includes the PPP loans, unlike the other capital ratios. This difference in calculation also contributed to the increase in the FDIC insurance premium for the third quarter of 2020.
Marketing expense decreased compared to the second quarter of 2020 due to COVID-19-related expenses incurred during the second quarter of 2020, which included a $250,000 donation to food banks and pantries in Peoples' geographic area. Marketing expense decreased compared to the third quarter of 2019 due to decreases in electronic and print media, ad agency fees and other public relations expenses.
Foreclosed real estate and other loan expenses increased slightly compared to the prior quarter. Compared to the third quarter of 2019, foreclosed real estate and other loan expenses declined mostly due to higher deferral of costs associated with increased origination volume of consumer indirect loans during the third quarter of 2020.
Other non-interest expense increased $299,000 compared to the linked quarter, and was mostly due to higher acquisition-related expenses and increased pension settlement charges. Peoples recognized pension settlement charges during the third quarter of 2020 of $531,000, compared to $151,000 for the second quarter of 2020 and none during the third quarter of 2019. For the first nine months of 2020, other non-interest expense decreased $3.3 million, compared to the first nine months of 2019, and was mostly driven by a reduction of $6.8 million in acquisition-related expenses, and travel and entertainment expenses of $747,000. These decreases were partially offset by pension settlement charges of $1.1 million recognized during 2020, while no similar costs were incurred during 2019.

Income Tax Expense
Peoples recorded income tax expense of $2.6 million for the third quarter of 2020, compared to expense of $1.1 million for the linked quarter and an expense of $3.3 million for the third quarter of 2019. The income tax expense during the third quarter of 2020 was driven by pre-tax income of $12.8 million, which was impacted by the $4.7 million provision for credit losses recorded during the quarter. The variance between each of the comparative periods was the result of pre-tax income in 2020 related to the variability in the provision for credit losses recorded during the first nine months of 2020 and an additional income tax expense adjustment of $575,000 and $288,000 in the third and second quarters of 2020, respectively.
Additional information regarding income taxes can be found in "Note 12 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2019 Form 10-K.

Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and losses included in earnings.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Pre-provision net revenue:
Income before income taxes	$12,846	$5,885	18,149	$17,810	$47,731
Add: provision for credit losses (a)	4,728	11,834	1,005	33,531	1,368
Add: loss on OREO	—	—	5	17	54
Add: loss on investment securities	—	—	—	—	57
Add: loss on other assets	43	145	73	258	504
Less: gain on OREO	15	1	—	16	—
Less: gain on investment securities	2	62	97	383	127
Less: gain on other transactions	—	22	—	22	5
Pre-provision net revenue	$17,600	$17,779	$19,135	$51,195	$49,582
Total average assets	$4,906,614	$4,828,016	$4,311,389	$4,706,153	$4,179,663
Pre-provision net revenue to total average assets (annualized)	1.43%	1.48%	1.76%	1.45%	1.59%
Weighted-average common shares outstanding - diluted	19,637,689	19,858,880	20,595,769	19,998,353	20,178,634
Pre-provision net revenue per common share - diluted	$0.90	$0.89	$0.92	$2.55	$2.44

(a)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. Prior to the adoption of CECL, the provision for credit losses was the "provision for loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, which includes purchased credit deteriorated loans, held-to-maturity investment securities, and the unfunded commitment liability.
The decrease in PPNR during the third quarter of 2020 was mostly due to an increase in non-interest expense compared to the linked quarter and the third quarter of 2019. Compared to the first nine months of 2019, PPNR increased mostly due to acquisition-related expenses incurred during the 2019 periods coupled with a decrease in net interest income due to the low interest rate environment.

Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related expense.

The following tables provide reconciliations of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Core non-interest expense:
Total non-interest expense	$34,315	$31,805	$32,993	$100,445	103,729
Less: acquisition-related expenses	335	47	199	412	7,222
Less: pension settlement charges	531	151	—	1,050	—
Less: severance expenses	192	79	88	284	130
Less: COVID-19-related expense	148	918	—	1,206	—
Core non-interest expense	$33,109	$30,610	$32,706	$97,493	$96,377
Efficiency Ratio (non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus total non-interest income excluding net gains and losses. This measure is non-US GAAP since it excludes amortization of other intangible assets and all gains and losses included in earnings, and uses fully tax-equivalent net interest income.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Efficiency ratio:
Total non-interest expense	$34,315	$31,805	$32,993	$100,445	$103,729
Less: amortization of other intangible assets	857	728	953	2,314	2,471
Adjusted total non-interest expense	$33,458	$31,077	$32,040	$98,131	$101,258
Total non-interest income	$16,770	$14,664	$16,393	$47,171	$47,111
Less: net gain on investment securities	2	62	97	383	70
Less: net loss on asset disposals and other transactions	(28)	(122)	(78)	(237)	(553)
Total non-interest income excluding net gains and losses	$16,796	$14,724	$16,374	$47,025	$47,594
Net interest income	$35,119	$34,860	$35,754	$104,615	$105,717
Add: fully tax-equivalent adjustment (a)	262	269	314	803	781
Net interest income on a fully tax-equivalent basis	$35,381	$35,129	$36,068	$105,418	$106,498

Adjusted revenue	$52,177	$49,853	$52,442	$152,443	$154,092

Efficiency ratio	64.12%	62.34%	61.10%	64.37%	65.71%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$33,109	$30,610	$32,706	$97,493	$96,377
Less: amortization of other intangible assets	857	728	953	2,314	2,471
Adjusted core non-interest expense	$32,252	$29,882	$31,753	$95,179	$93,906

Core non-interest income excluding net gains and losses	$16,796	$14,724	$16,374	$47,025	$47,594
Net interest income on a fully tax-equivalent basis	35,381	35,129	36,068	105,418	106,498
Adjusted revenue	$52,177	$49,853	$52,442	$152,443	$154,092

Efficiency ratio adjusted for non-core items	61.81%	59.94%	60.55%	62.44%	60.94%
(a) Based on a 21% statutory federal corporate income tax rate.
The efficiency ratio increase compared to the linked quarter, was driven by higher non-interest expense. Compared to the third quarter of 2019, the efficiency ratio increased mainly due to the acquisition-related expenses that were recognized during the 2019 period. The efficiency ratio adjusted for non-core items was impacted by higher core non-interest expenses, primarily FDIC insurance premiums, in the third quarter of 2020, compared to the second quarter of 2020. The efficiency ratio adjusted for non-core items was negatively impacted by lower revenue and higher core non-interest expenses, primarily FDIC insurance premiums, compared to the first nine months of 2019.

Return on Average Assets Adjusted for Non-Core Items Ratio (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related expenses.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019

Annualized net income adjusted for non-core items:
Net income	$10,210	$4,749	$14,868	$14,194	$38,835
Less: net gain on investment securities	2	62	97	383	70
Add: tax effect of net gain on investment securities (a)	—	13	20	80	15
Add: net loss on asset disposals and other transactions	28	28	78	237	553
Less: tax effect of net loss on asset disposals and other transactions (a)	6	6	16	50	116
Add: acquisition-related expenses	335	47	199	412	7,222
Less: tax effect of acquisition-related expenses (a)	70	10	42	87	1,517
Add: pension settlement charges	531	151	—	1,050	—
Less: tax effect of pension settlement charges (a)	112	32	—	221	—
Add: severance expenses	192	79	88	284	130
Less: tax effect of severance expenses (a)	40	17	18	60	27
Add: COVID-19-related expenses	148	918	—	1,206	—
Less: tax effect of COVID-19-related expenses (a)	31	193	—	253	—
Net income adjusted for non-core items (after tax)	$11,183	$5,665	$15,080	$16,409	$45,025
Days in the period	92	91	92	274	273
Days in the year	366	366	365	366	365
Annualized net income	$40,618	$19,100	$58,987	$18,960	$51,922
Annualized net income adjusted for non-core items (after tax)	$44,489	$22,785	$59,828	$21,919	$60,198
Return on average assets:
Annualized net income	$40,618	$19,100	$58,987	$18,960	$51,922
Total average assets	4,906,614	4,828,016	4,311,389	4,706,153	4,179,663
Return on average assets	0.83%	0.40%	1.37%	0.40%	1.24%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$44,489	$22,785	$59,828	$21,919	$60,198
Total average assets	4,906,614	4,828,016	4,311,389	4,706,153	4,179,663
Return on average assets adjusted for non-core items	0.91%	0.47%	1.39%	0.47%	1.44%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items both improved during the third quarter of 2020, compared to the linked quarter. The improvements were mostly due to a reduction in provision for credit losses compared to the linked quarter, coupled with higher total non-interest income. The return on average assets and the return on average assets adjusted for non-core items both declined during the third quarter of 2020, compared to the third quarter of 2019. These declines were primarily caused by the provision for credit losses of $4.7 million recorded during the third quarter of 2020 drove most of the decline in the ratios. The return on average assets and the return on average assets adjusted for non-core items both decreased during the first nine months of 2020, compared to the first nine months of 2019. The provision for credit losses totaled $33.5 million for the nine months ended September 30, 2020, and was largely the reason for the decrease in the ratios. For additional information related to the increased provision for credit losses, refer to the sections in this discussion titled “Provision for Credit Losses" and "Allowance for Credit Losses.”
Return on Average Tangible Equity Ratio (non-US GAAP)
The return on average tangible equity ratio is a key financial measure used to monitor performance. This ratio is calculated as annualized net income (less the after-tax impact of amortization of other intangible assets) divided by average tangible equity. This measure is non-US GAAP since it excludes amortization of other intangible assets from earnings and the impact of goodwill and other intangible assets acquired through acquisitions on total stockholders' equity.

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30,
(Dollars in thousands)				2020	2019
Annualized net income excluding amortization of other intangible assets:
Net income	$10,210	$4,749	$14,868	$14,194	$38,835
Add: amortization of other intangible assets	857	728	953	2,314	2,471
Less: tax effect of amortization of other intangible assets (a)	180	153	200	486	519
Net income excluding amortization of other intangible assets	$10,887	$5,324	$15,621	$16,022	$40,787
Days in the period	92	91	92	274	273
Days in the year	366	366	365	366	365
Annualized net income	$40,618	$19,100	$58,987	$18,960	$51,922
Annualized net income excluding amortization of other intangible assets	$43,311	$21,413	$61,975	$21,402	$54,532
Average tangible equity:
Total average stockholders' equity	$567,055	$572,141	$583,269	$578,439	$557,702
Less: average goodwill and other intangible assets	185,816	177,012	179,487	180,291	172,175
Average tangible equity	$381,239	$395,129	$403,782	$398,148	$385,527
Return on average stockholders' equity ratio:
Annualized net income	$40,618	$19,100	$58,987	$18,960	$51,922
Average stockholders' equity	$567,055	$572,141	$583,269	$578,439	$557,702
Return on average stockholders' equity	7.16%	3.34%	10.11%	3.28%	9.31%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$43,311	$21,413	$61,975	$21,402	$54,532
Average tangible equity	$381,239	$395,129	$403,782	$398,148	$385,527
Return on average tangible equity	11.36%	5.42%	15.35%	5.38%	14.14%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios continued to be impacted by higher provision for credit losses. However, compared to the linked quarter, the ratios improved due to a decline in the provision for credit losses of $7.1 million from the second quarter.
For additional information related to the provision for credit losses, refer to the sections in this discussion titled “Provision for Credit Losses" and "Allowance for Credit Losses.”

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2020, Peoples' interest-bearing deposits in other banks increased $41.4 million from December 31, 2019. The total cash and cash equivalent balance included $22.4 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2020, compared to $15.6 million at December 31, 2019. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity needs due to the COVID-19 pandemic.
Through the first nine months of 2020, Peoples' total cash and cash equivalents increased $46.1 million as Peoples' net cash used in investing activities of $517.7 million was less than the sum of net cash provided by financing and operating activities of $507.8 million and $56.0 million, respectively. Peoples' investing activities reflected a net increase of $505.2 million in loans and $171.3 million in purchases of available-for-sale investment securities, which were partially offset by $263.4 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $660.5 million net increase in deposits and $50.0 million of proceeds from long-term borrowings, offset partially by a decrease of $154.9 million in short-term borrowings, as well as the purchase of $25.0 million of treasury stock under the share repurchase program and $20.1 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$5,383	$5,396	$6,361	$8,209	$12,145
States and political subdivisions	104,126	107,032	108,812	114,104	115,613
Residential mortgage-backed securities	726,992	748,867	823,893	791,009	835,172
Commercial mortgage-backed securities	10,568	12,157	17,061	18,088	20,461
Bank-issued trust preferred securities	4,633	4,399	4,708	4,691	4,644
Total fair value	$851,702	$877,851	$960,835	$936,101	$988,035
Total amortized cost	$829,899	$853,072	$932,179	$929,395	$976,286
Net unrealized gain	$21,803	$24,779	$28,656	$6,706	$11,749
Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions (a)	$3,539	$3,538	$3,838	$4.346	$4,395
Residential mortgage-backed securities	26,926	28,075	29,070	21,494	22,412
Commercial mortgage-backed securities	5,678	5,754	5,830	5,907	7,022
Total amortized cost	$36,143	$37,367	$38,738	$27,405.346	$33,829
Other investment securities	$40,715	$42,656	$46,924	$42,730	$43,045
Total investment securities:
Amortized cost	$906,757	$933,095	$1,017,841	$1,003,872	$1,053,160
Carrying value	$928,560	$957,874	$1,046,497	$1,006,236.346	$1,064,909

(a) Amortized cost is presented net of the allowance for credit losses of $6,000 at September 30, 2020, June 30, 2020 and March 31, 2020.
At September 30, 2020, the fair value of available-for-sale securities declined $26.1 million, or 3%, compared to June 30,
2020. The decrease compared to all prior periods was driven by the paydowns and maturities of securities, primarily residential mortgage-backed securities. Not all of these proceeds were reinvested into the investment portfolio mostly due to low reinvestment rates on investment securities, coupled with liquidity needs as deposits declined compared to June 30, 2020.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Originated loans:
Construction	$103,948	$105,493	$106,415	$83,283	$100,338
Commercial real estate, other	752,480	738,292	707,339	671,576	659,103
Commercial real estate	856,428	843,785	813,754	754,859	759,441
Commercial and industrial	1,090,521	1,032,970	611,791	622,175	564,279
Residential real estate	284,645	285,407	293,078	314,935	308,964
Home equity lines of credit	91,701	90,612	91,344	93,013	92,910
Consumer, indirect	491,663	450,296	418,022	417,127	423,217
Consumer, direct	75,106	74,614	71,230	70,852	72,699
Consumer	566,769	524,910	489,252	487,979	495,916
Deposit account overdrafts	519	592	610	878	1,081
Total originated loans	$2,890,583	$2,778,276	$2,299,829	$2,273,839	$2,222,591
Acquired loans (a):
Construction	$4,103	$4,460	$4,450	$5,235	$4,435
Commercial real estate, other	160,759	176,128	190,478	161,662	171,096
Commercial real estate	164,862	180,588	194,928	166,897	175,531
Commercial and industrial	77,613	37,356	42,739	40,818	43,961
Residential real estate	304,804	327,677	332,288	346,541	358,053
Home equity lines of credit	30,234	32,772	36,667	39,691	41,942
Consumer, indirect	36	38	44	58	67
Consumer, direct	3,953	4,312	4,942	5,681	8,171
Consumer	3,989	4,350	4,986	5,739	8,238
Total acquired loans	$581,502	$582,743	$611,608	$599,686	$627,725
Total loans	$3,472,085	$3,361,019	$2,911,437	$2,873,525	$2,850,316
Percent of loans to total loans:
Construction	3.1%	3.3%	3.8%	3.1%	3.8%
Commercial real estate, other	26.3%	27.2%	30.8%	29.0%	29.1%
Commercial real estate	29.4%	30.5%	34.6%	32.1%	32.9%
Commercial and industrial	33.6%	31.9%	22.5%	23.1%	21.3%
Residential real estate	17.0%	18.2%	21.5%	23.0%	23.4%
Home equity lines of credit	3.5%	3.7%	4.4%	4.6%	4.7%
Consumer, indirect	14.2%	13.4%	14.4%	14.5%	14.9%
Consumer, direct	2.3%	2.3%	2.6%	2.7%	2.8%
Consumer	16.5%	15.7%	17.0%	17.2%	17.7%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$490,170	$491,545	$503,158	$496,802	$488,724

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at September 30, 2020 increased $111.1 million, or 3%, compared to June 30, 2020. The increase compared to June 30, 2020 was mostly driven by loans from the premium finance acquisition completed at the beginning of the third quarter of 2020, which totaled $104.1 million in loan balances at September 30, 2020, and were included in the acquired commercial and industrial loan balances. Excluding the PPP loan balances, Peoples' originated loans grew by 16% annualized compared to June 30, 2020. The growth was due to loans acquired from the premium finance acquisition, higher consumer indirect loan balances, which were up $41.4 million, or 37% annualized, while commercial real estate loan balances increased $14.2 million, or 8% annualized, compared to June 30, 2020.
The increase compared to September 30, 2019 was largely due to the PPP loans added during the second quarter of 2020, coupled with growth in commercial real estate, commercial and industrial, and consumer indirect balances. Acquired loans increased due to the premium finance acquisition, which increased the commercial and industrial balances, but was offset by a decrease in balances in all other loan segments, as these loans either payoff or are re-underwritten, at which point Peoples no longer considers the loan acquired.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2020:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$42,967	$49,000	$91,967	41.5%
Assisted living facilities and nursing homes	17,614	30,258	47,872	21.6%
Retail	2,387	10,847	13,234	6.0%
Lodging and lodging related	—	10,301	10,301	4.6%
Gas station facilities	6,613	37	6,650	3.0%
Office buildings	6,124	43	6,167	2.8%
Land only	5,133	737	5,870	2.6%
Land development	4,998	690	5,688	2.6%
Residential property	2,061	3,018	5,079	2.3%
Other (a)	20,154	8,561	28,715	13.0%
Total construction	$108,051	$113,492	$221,543	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$73,353	$1,541	$74,894	8.0%
Non-owner occupied	62,463	3,235	65,698	7.0%
Total office buildings and complexes	135,816	4,776	140,592	15.0%
Apartment complexes	106,136	7,000	113,136	12.0%
Mixed-use facilities:
Owner occupied	56,726	1,594	58,320	6.2%
Non-owner occupied	37,890	732	38,622	4.1%
Total mixed-use facilities	94,616	2,326	96,942	10.3%
Retail facilities:
Owner occupied	39,159	1,120	40,279	4.3%
Non-owner occupied	56,140	250	56,390	6.0%
Total retail facilities	95,299	1,370	96,669	10.3%
Light industrial facilities:
Owner occupied	51,232	866	52,098	5.5%
Non-owner occupied	20,987	1,088	22,075	2.3%
Total light industrial facilities	72,219	1,954	74,173	7.8%
Warehouse facilities:
Owner occupied	34,742	3,650	38,392	4.1%
Non-owner occupied	24,600	6	24,606	2.6%
Total warehouse facilities	59,342	3,656	62,998	6.7%
Assisted living facilities and nursing homes	62,657	250	62,907	6.7%
Lodging and lodging related:
Owner occupied	12,573	45	12,618	1.3%
Non-owner occupied	40,492	—	40,492	4.3%
Total lodging and lodging related	53,065	45	53,110	5.6%
Education services:
Owner occupied	13,369	98	13,467	1.4%
Non-owner occupied	21,512	—	21,512	2.3%
Total education services	34,881	98	34,979	3.7%
Gas station facilities:
Owner occupied	18,031	—	18,031	1.9%
Non-owner occupied	5,059	—	5,059	0.5%
Total gas station facilities	23,090	—	23,090	2.4%
Agriculture	19,586	734	20,320	2.2%
Other (a)	156,532	6,005	162,537	17.3%
Total commercial real estate, other	$913,239	$28,214	$941,453	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either September 30, 2020 or December 31, 2019.
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created a new loan guarantee program called the PPP targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness.

Peoples is a PPP participating lender, and as of September 30, 2020, Peoples had principal balances of PPP loans of $472.0 million, net of payoffs during the quarter, included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $11.6 million at September 30, 2020. For the third quarter of 2020, Peoples recorded amortization of net deferred loan origination fees of $1.9 million on PPP loans, and had recorded $3.8 million for the first nine months of 2020. The net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
JobsOhio Partnership
Peoples has also been selected to partner with JobsOhio, a private nonprofit organization charged with economic development. JobsOhio will provide a 90% guarantee on the first $25 million of increased exposure to small businesses, where customers may obtain up to $200,000 of additional financing, subject to certain eligibility requirements. Through September 30, 2020, Peoples had assisted 176 Ohio small businesses with approximately $10.0 million in loans.
Payment Relief and Loan Modifications
Peoples is also providing relief solutions to consumer and commercial borrowers. For consumer borrowers, Peoples is providing interest-only payment options to customers for a period of up to 90 days, with the ability to extend if needed. Peoples is also providing forbearance to its consumer borrowers which allows them to defer their principal and interest payments for up to 90 days for non-residential real estate consumer loans and up to 180 days for residential real estate consumer loans. In addition, for commercial borrowers who meet certain criteria, Peoples is providing interest-only payment options, principal and interest deferrals, and increased financing. Peoples continues to prudently work with borrowers and review any additional requests for deferment more closely. These requests are maintained within the CARES Act guidance and have not exceeded twelve consecutive months of deferred payment.
The majority of the modifications granted to customers expired during the third quarter of 2020, and at September 30, 2020, Peoples had approximately $13.6 million of deferments outstanding. Of this total, commercial loan deferments comprised $8.7 million, while consumer loans totaled $4.9 million. Borrowers within the lodging industry account for nearly 60% of the additional deferments requested. The lodging industry continues to be impacted by the COVID-19 pandemic, with a negative outlook for travel demand among both business and leisure customers.
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
Below is a table detailing Peoples' outstanding balance of loans as of September 30, 2020, within certain industries that have been impacted:

(Dollars in thousands)	Outstanding Balance	% of Total Loans	Loan-to-Value	Total Commitment
Restaurants (a)	$217,275	6.3%	60.3%	$229,645
Multifamily	132,602	3.8%	64.7%	184,788
Floorplans (b)	68,600	2.0%	100.0%	146,100
Assisted living facilities and nursing homes (c)	95,897	2.8%	72.3%	121,990
Lodging and lodging related (d)	73,893	2.1%	67.5%	84,689
Total	$588,267	17.0%		$767,212
(a)Restaurants outstanding balance includes $60.3 million in PPP loans.
(b)Individual units financed under dealer floor plan agreements are generally financed in line with industry standards at 100% of manufacturer invoice, auction cost, or wholesale value.
(c)Assisted living facilities and nursing homes outstanding balance includes $15.5 million in PPP loans.
(d)Lodging and lodging related outstanding balance includes $2.3 million in PPP loans.
Compared to June 30, 2020, outstanding balances to impacted industries decreased $1.1 million, while total commitments grew by $20.1 million, with most of the increase in commitment amounts related to floorplans. The additional floorplan commitment was related to a dealership that is part of a larger auto group and has strong credit metrics.

Approximately 73% of Peoples' outstanding balance to restaurants was to McDonald's franchise operators, which have additional guarantor support, as well as McDonald's corporate assistance with rent and service fee deferments. Peoples had approximately $115.9 million of deferments to restaurant operators granted due to the pandemic. Of the $115.9 million of deferments, approximately $95.3 million of the deferments expired in June and July, while another $15.4 million expired at the end of August.
The total restaurant portfolio outstanding balance of non-McDonald’s operators was $58.7 million at September 30, 2020, which included $27.4 million of PPP loans. The loans to non-McDonald's operators included $4.8 million of loans for which there is a government guarantee enhancement through the CARES Act. Two loans remained on deferment at September 30, 2020, totaling approximately $2.3 million in outstanding balances.
In addition, for multifamily loans, Peoples has sponsors with extensive experience and substantial liquidity. The top five relationships, in terms of aggregate credit exposures, accounted for 45% of the portfolio balances. The top five relationships consist of five properties with an average loan-to-value of 70%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 80%. Additional support is provided by guarantor strength on the majority of these relationships. One of the largest loans in the portfolio accounts for 11% of the portfolio balances. The loan has notable guarantor support, with a reported unencumbered liquidity level of more than $200 million.
For floorplan loans, Peoples has a detailed monitoring and audit process, and performs collateral audits frequently.
Approximately 80% of the assisted living facilities and nursing homes are private pay and are not dependent upon Medicare, and as of September 30, 2020, Peoples had no requests from these customers for relief.
The majority of Peoples' lodging and lodging related outstanding balances are loans to larger established franchises. This portfolio includes $2.3 million of PPP loans. The top three relationships, in terms of aggregate credit exposures, account for 70% of the portfolio balance. Peoples has provided payment relief to 80% of the lodging and lodging related portfolio, which consists of primarily 13 properties, which have an average loan-to-value ratio of 68%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 65%. These properties include ten nationally franchised locations, while two of the remaining properties are cabin rentals, which have not been as heavily impacted by the pandemic. The guarantor liquidity is strong on half of the properties securing the lodging and lodging related portfolio.
Peoples' exposure to energy loans was not material at September 30, 2020. Energy loan balances were $3.8 million, or less than 1% of total loans, as of September 30, 2020, with a total commitment of $5.6 million. Peoples' energy loans are mostly to operators who provide support services for oil and gas companies.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Commercial real estate	$21,549	$21,810	$13,884	$7,333	$8,466
Commercial and industrial	14,085	10,106	8,743	8,432	7,162
Total commercial	35,634	31,916	22,627	15,765	15,628
Residential real estate	5,988	6,380	5,744	1,191	1,162
Home equity lines of credit	1,797	1,755	1,695	546	567
Consumer, indirect	12,772	12,293	10,878	2,937	3,247
Consumer, direct	1,861	1,941	1,803	294	339
Consumer	14,633	14,234	12,681	3,231	3,586
Deposit account overdrafts	76	77	86	94	128
Originated allowance for credit losses	58,128	54,362	42,833	20,827	21,071
Acquired allowance for credit losses(a)	—	—	—	729	514
Allowance for credit losses(b)	$58,128	$54,362	$42,833	$21,556	$21,585
As a percent of total loans	1.67%	1.62%	1.47%	0.75%	0.76%
(a) As of March 31, 2020, the amounts previously included in "acquired allowance for credit losses" is included in the originated allowance for credit losses under the CECL model.
(b) As of March 31, 2020, Peoples calculated the allowance for credit losses using the CECL model, while previous periods used the incurred loss model.

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
During the third quarter of 2020, Peoples recorded a specific reserve of $1.9 million on a commercial relationship that had been uniquely impacted by COVID-19. In addition, Peoples increased its allowance for credit losses mostly due to the premium finance company acquisition completed on July 1, 2020, which included $84.8 million in loans at the acquisition date. The economic forecasts at the end of September 2020 included more positive indications within unemployment and Ohio Gross Domestic Product compared to June 30, 2020. The PPP loans originated during the second and third quarter of 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at September 30, 2020 and June 30, 2020. The PPP loans did have a negative impact on the allowance for credit losses as a percent of total loans at September 30, 2020 and June 30, 2020, as they were included in total loans but had no related allowance for credit losses. The PPP loans reduced the allowance for credit losses as a percent of total loans by 26 basis points at September 30, 2020 and 25 basis points at June 30, 2020.
During the second quarter of 2020, Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts at the end of June 2020. These forecasts included higher unemployment rates nationally and in Ohio, and lower Ohio Gross Domestic Product, which are the key assumptions within the CECL model, compared to March 31, 2020 and January 1, 2020. This was similar to the impact that COVID-19 had on economic forecasts at March 31, 2020, which also resulted in a higher allowance for credit losses compared to December 31, 2019.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans" of the Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Gross charge-offs:
Commercial real estate, other	$109	$135	$10	$—	$—
Commercial and industrial	148	15	937	738	261
Residential real estate	121	16	118	55	81
Home equity lines of credit	—	9	14	10	36
Consumer, indirect	370	336	721	563	447
Consumer, direct	15	51	62	61	54
Consumer	385	387	783	624	501
Deposit account overdrafts	202	119	213	219	283
Total gross charge-offs	$965	$681	$2,075	$1,646	$1,162
Recoveries:
Commercial real estate, other	$4	$6	$116	$53	$86
Commercial and industrial	—	805	1,204	322	81
Residential real estate	100	100	57	9	87
Home equity lines of credit	2	8	1	1	8
Consumer, indirect	64	72	125	41	67
Consumer, direct	13	10	14	7	5
Consumer	77	82	139	48	72
Deposit account overdrafts	47	49	60	48	51
Total recoveries	$230	$1,050	$1,577	$481	$385
Net charge-offs (recoveries):
Commercial real estate, other	$105	$129	$(106)	$(53)	$(86)
Commercial and industrial	148	(790)	(267)	416	180
Residential real estate	21	(84)	61	46	(6)
Home equity lines of credit	(2)	1	13	9	28
Consumer, indirect	306	264	596	522	380
Consumer, direct	2	41	48	54	49
Consumer	308	305	644	576	429
Deposit account overdrafts	155	70	153	171	232
Total net charge-offs (recoveries)	$735	$(369)	$498	$1,165	$777
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	0.01%	0.02%	(0.01)%	(0.01)%	(0.01)%
Commercial and industrial	0.02%	(0.11)%	(0.04)%	0.06%	0.03%
Residential real estate	—%	(0.01)%	0.01%	0.01%	—%
Consumer, indirect	0.03%	0.03%	0.08%	0.07%	0.05%
Consumer, direct	—%	0.01%	0.01%	0.01%	0.01%
Consumer	0.03%	0.04%	0.09%	0.08%	0.06%
Deposit account overdrafts	0.02%	0.01%	0.02%	0.02%	0.03%
Total	0.08%	(0.05)%	0.07%	0.16%	0.11%
Each with "--%" not meaningful.
Net charge-offs during the third quarter of 2020 were 0.08% of average total loans on an annualized basis. The increases in net charge-offs during the third quarter of 2020 compared to the linked quarter and the first quarter of 2020 were related to a $750,000 recovery during the second quarter of 2020 on a single commercial loan relationship that had been previously charged-off, while a $1.2 million recovery occurred during the first quarter of 2020 on the same relationship.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Loans 90+ days past due and accruing (a):
Commercial real estate, other	$80	$130	$—	$907	$582
Commercial and industrial	74	—	806	155	572
Residential real estate	2,548	1,618	557	2,677	3,095
Home equity lines of credit	27	46	143	108	183
Consumer, indirect	86	57	—	—	—
Consumer, direct	—	29	37	85	83
Consumer	86	86	37	85	83
Total loans 90+ days past due and accruing	$2,815	$1,880	$1,543	$3,932	$4,515
Nonaccrual loans (a):
Construction	$4	$4	$99	411	$230
Commercial real estate, other	8,762	9,413	9,167	6,699	6,723
Commercial real estate	8,766	9,417	9,266	7,110	6,953
Commercial and industrial	4,067	4,745	4,408	1,824	883
Residential real estate	6,027	8,867	6,156	4,471	4,237
Home equity lines of credit	754	687	978	955	893
Consumer, indirect	801	802	637	629	568
Consumer, direct	148	208	122	48	55
Consumer	949	1,010	759	677	623
Total nonaccrual loans	$20,563	$24,726	$21,567	$15,037	$13,589
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$772	$265	$410	$102	$112
Commercial and industrial	2,250	—	602	331	332
Residential real estate	2,481	38	2,484	1,890	1,770
Home equity lines of credit	165	—	174	210	194
Consumer, indirect	160	—	197	211	203
Consumer, direct	45	—	48	—	—
Consumer	205	—	245	211	203
Total nonaccrual TDRs	$5,873	$303	$3,915	$2,744	$2,611
Total nonperforming loans ("NPLs")	$29,251	$26,909	$27,025	$21,713	$20,715
OREO:
Commercial	$145	$145	$145	$145	$145
Residential	$148	$91	$81	$82	$144
Total OREO	$293	$236	$226	$227	$289
Total nonperforming assets ("NPAs")	$29,544	$27,145	$27,251	$21,940	$21,004
Criticized loans (b)	$123,219	$105,499	$90,881	$96,830	$100,434
Classified loans (c)	76,009	66,567	68,787	66,154	58,938

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Asset Quality Ratios:
NPLs as a percent of total loans (d)(e)	0.84%	0.80%	0.93%	0.75%	0.73%
NPAs as a percent of total assets (d)(e)	0.60%	0.54%	0.61%	0.50%	0.48%
NPAs as a percent of total loans and OREO (d)(e)	0.85%	0.80%	0.94%	0.76%	0.74%
Allowance for credit losses as a percent of NPLs (d)(e)	198.72%	202.02%	158.49%	99.28%	104.20%
Criticized loans as a percent of total loans (b)(d)	3.55%	3.14%	3.12%	3.37%	3.52%
Classified loans as a percent of total loans (c)(d)	2.19%	1.98%	2.36%	2.30%	2.07%
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
During the third quarter of 2020, nonperforming assets increased $2.4 million compared to June 30, 2020. The growth was partially due to an increase in nonaccrual loans which was related to the relationship for which Peoples placed a specific reserve at September 30, 2020. Loans 90+ days past due and accruing also increased compared to June 30, 2020, and was mostly due to several smaller residential real estate loans. The nonperforming loans as a percent of total loans and nonperforming assets as a percent of total assets ratios increased compared to June 30, 2020, due to the additional nonperforming loans during the third quarter of 2020. The decline in the ratios at June 30, 2020 compared to March 31, 2020, was largely due to the additional PPP loans originated during the second quarter of 2020, which increased total loans and total assets.
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
Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $17.7 million, or 17%, compared to June 30, 2020 and $26.4 million, or 27%, compared to December 31, 2019. Classified loans, which are those categorized as substandard or doubtful, grew $9.4 million, or 14%, compared to June 30, 2020, and were up $9.9 million, or 15%, compared to December 31, 2019. For the third quarter of 2020, $17.5 million of downgrades to criticized loans were related to COVID-19, with classified loans including $9.3 million of COVID-related downgrades.
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
On August 3, 2020, federal and state banking regulators issued a joint statement, encouraging financial institutions to consider prudent accommodation options to mitigate losses for the borrower and financial institution beyond the initial accommodation period. In this guidance, institutions should also provide consumers with available options for repaying missed payments at the end of their accommodation to avoid delinquencies, as well as options for changes to terms to support sustainable and affordable payments for the long term. These considerations should also include prudent risk management practices at the financial institution based on the credit risk of the borrower. Peoples is actively working with its customers to address any further accommodation needs while carefully evaluating the associated credit risk of the borrowers.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Non-interest-bearing deposits (a)	$982,912	$1,005,732	$727,266	$671,208	$677,232
Interest-bearing deposits:
Interest-bearing demand accounts (a)	666,134	666,181	637,011	635,720	622,496
Savings accounts	589,625	580,703	527,295	521,914	526,372
Retail certificates of deposit ("CDs")	461,216	474,593	487,153	490,830	488,942
Money market deposit accounts	581,398	598,641	485,999	469,893	441,989
Governmental deposit accounts	409,967	377,787	400,184	293,908	337,941
Brokered deposits	260,753	321,247	133,522	207,939	262,230
Total interest-bearing deposits	2,969,093	3,019,152	2,671,164	2,620,204	2,679,970
Total deposits	$3,952,005	$4,024,884	$3,398,430	$3,291,412	$3,357,202
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2020, period-end deposits decreased $72.9 million, or 2%, compared to June 30, 2020, and increased $594.8 million, or 18%, compared to September 30, 2019. The decrease in total deposits compared to the second quarter of 2020 was related to decreases in brokered deposits and retail CDs, which were partially offset by an increase in governmental deposits. As brokered CDs and retail CDs matured, the liquidity was used for the purchase of the premium finance company at the beginning of the third quarter of 2020. The growth in non-interest-bearing deposits during the second quarter was related to customers maintaining higher balances, as a result of PPP loan proceeds, fiscal stimulus and changes in customer habits in light of the COVID-19 pandemic. In prior quarterly periods in the table above, Peoples experienced increases in mostly low-cost deposit categories.
In the prior quarterly periods noted in the table above, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered deposits to fund interest rate swaps. During each of the fourth and third quarters of 2019, Peoples issued $10.0 million of 90-day brokered deposits to fund one interest rate swap with a notional value of $10.0 million. The swap will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. The brokered deposits are expected to be extended every 90 days through the maturity dates of the swaps.
Total demand deposit accounts comprised 42% of total deposits at September 30, 2020 and June 30, 2020, and 39% at September 30, 2019. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, while utilizing brokered deposits as a funding source when necessary.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Short-term borrowings:
Overnight borrowings	$—	$—	$64,000	$141,000	$106,000
FHLB 90-day advances	110,000	110,000	110,000	110,000	110,000
Current portion of long-term FHLB advances	25,000	25,000	45,000	23,009	23,069
Retail repurchase agreements	47,063	42,912	40,661	42,968	49,081
Total short-term borrowings	$182,063	$177,912	$259,661	$316,977	$288,150
Long-term borrowings:
FHLB advances	$103,815	$105,005	$125,300	$75,672	$76,785
Junior subordinated debt securities	7,571	7,531	7,491	7,451	7,409
Total long-term borrowings	$111,386	$112,536	$132,791	$83,123	$84,194
Total borrowed funds	$293,449	$290,448	$392,452	$400,100	$372,344
Peoples' overnight borrowings are maintained in connection with the management of Peoples' daily liquidity position. Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds were relatively flat compared to June 30, 2020, as Peoples utilized cash and cash equivalents, coupled with paydowns and proceeds from maturities from its investment securities portfolio to satisfy most of its liquidity needs. As of September 30, 2020,

Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, $110.0 million of which were funded by FHLB 90-day advances, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were funded by 90-day brokered deposits, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment. The decline in borrowed funds at June 30, 2020, compared to March 31, 2020 was mostly due to the reduced need of overnight borrowings to fund liquidity needs as Peoples experienced an influx in deposit balances during the period, which was mostly related to PPP proceeds and government fiscal stimulus. During the first quarter of 2020, Peoples borrowed $50.0 million through long-term FHLB putable, non-amortizing fixed-rates advances.
Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

Capital/Stockholders’ Equity
At September 30, 2020, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2020, Peoples had a capital conservation buffer of 6.33%. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at September 30, 2020.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Capital Amounts:
Common Equity Tier 1	$398,553	$408,619	$415,768	$427,415	$417,468
Tier 1	406,124	416,150	423,259	434,866	424,877
Total (Tier 1 and Tier 2)	445,101	454,641	459,727	456,422	446,462
Net risk-weighted assets	$3,106,817	$3,072,178	$2,988,263	$2,930,355	$2,933,848
Capital Ratios:
Common Equity Tier 1	12.83%	13.30%	13.91%	14.59%	14.23%
Tier 1	13.07%	13.55%	14.16%	14.84%	14.48%
Total (Tier 1 and Tier 2)	14.33%	14.80%	15.38%	15.58%	15.22%
Tier 1 leverage ratio	8.62%	8.97%	10.06%	10.41%	10.28%
During the third quarter of 2020, Peoples repurchased 235,684, or $5.0 million, of common shares under Peoples' share repurchase program pursuant to the then effective Rule 10b5-1 plan. Peoples continues to evaluate repurchases under its share-repurchase program as appropriate, based on market conditions and other relevant factors. At September 30, 2020, Peoples continued to have strong capital levels. Peoples is closely monitoring capital levels, in light of the COVID-19 pandemic, and the potential impact of its effect upon future earnings. Peoples has stress tested its capital metrics, and will continue to adjust capital levers as necessary to ensure adequate capital is maintained.
In addition to the repurchase of common shares during the third quarter of 2020, Peoples' capital ratios at September 30, 2020 compared to June 30, 2020, were impacted by the recognition of goodwill and intangibles associated with the premium finance company acquisition. Additionally, for the third quarter of 2020, net income of $10.2 million exceeded dividends declared of $6.8 million.
The decline in capital ratios at June 30, 2020 compared to March 31, 2020, and December 31, 2019, was related to the low net income recorded during the first and second quarters of 2020, coupled with common share repurchases and dividends declared during those periods. During 2019, Peoples' capital ratios increased primarily due to earnings, which exceeded dividends declared and paid.
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
The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Tangible equity:
Total stockholders' equity	$566,856	$569,177	$583,721	$594,393	$588,533
Less: goodwill and other intangible assets	185,397	176,625	177,447	177,503	179,126
Tangible equity	$381,459	$392,552	$406,274	$416,890	$409,407
Tangible assets:
Total assets	$4,911,807	$4,985,819	$4,469,120	$4,354,165	$4,396,148
Less: goodwill and other intangible assets	185,397	176,625	177,447	177,503	179,126
Tangible assets	$4,726,410	$4,809,194	$4,291,673	$4,176,662	$4,217,022
Tangible book value per common share:
Tangible equity	$381,459	$392,552	$406,274	$416,890	$409,407
Common shares outstanding	19,721,783	19,925,083	20,346,843	20,698,941	20,700,630
Tangible book value per common share	$19.34	$19.70	$19.97	$20.14	$19.78
Tangible equity to tangible assets ratio:
Tangible equity	$381,459	$392,552	$406,274	$416,890	$409,407
Tangible assets	$4,726,410	$4,809,194	$4,291,673	$4,176,662	$4,217,022
Tangible equity to tangible assets	8.07%	8.16%	9.47%	9.98%	9.71%
Tangible book value per common share declined at September 30, 2020 compared to June 30, 2020. This decline was driven by the goodwill and other intangible assets recorded in connection with the premium finance company acquisition, along with the share repurchase of $5.0 million completed during the third quarter of 2020. The decrease in the tangible book value at June 30, 2020, compared to March 31, 2020, was due to the increased tangible assets arising from the PPP loan originations, which negatively impacted the ratio at June 30, 2020 by 86 basis points. In addition, tangible equity declined at September 30, 2020 due to dividends declared exceeding net income during the second quarter of 2020, coupled with the common share repurchases during the quarter. Compared to December 31, 2019, Peoples' net income has been reduced by higher provision for credit losses, and when coupled with the dividends declared and common share repurchases, has driven tangible equity lower.

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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2019 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
300	$20,746	16.1%	$14,806	11.2%	$149,281	20.8%	$35,743	3.2%
200	15,908	12.3%	12,063	9.1%	134,490	18.8%	45,651	4.0%
100	9,645	7.5%	7,895	6.0%	87,750	12.2%	39,137	3.5%
(100)	(6,423)	5.0%	(12,524)	(9.5)%	(93,294)	(13.0)%	(63,964)	(5.7)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages will prepay. These prepayment speeds affect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lower or higher impact on net interest income. Peoples generally takes a more conservative approach regarding prepayment speed assumptions.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2020, consideration of the bear steepener and bull flattener scenarios provide insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At September 30, 2020, the bear steepener scenario resulted in an increase in both net interest income and economic value of equity of 3.5% and 10.6%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At September 30, 2020, the bull flattener scenario resulted in a decrease in both net interest income and economic value of equity of 1.3% and 2.1%, respectively. Peoples was within the policy limitations for this alternative scenario as of September 30, 2020, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2020, Peoples has entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 9 Derivative Financial Instruments” of the Notes to the Unaudited Consolidated Financial Statements.
At September 30, 2020, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the increase in asset sensitivity from December 31, 2019 was largely attributable to greater forecasted impacts of interest rate movements on the amount of premium amortization in the investment portfolio. The table also illustrates a significant reduction in long-term interest rate risk as evidenced by the change in the modeled impact of rising interest rates on the economic value of equity. The reduction is largely attributable to increased forecasted base case investment portfolio prepayments, which shortens the effective duration of assets and, ultimately, equity.
As interest rates across the yield curve have fallen, Peoples has experienced and will most likely continue to experience net interest margin compression. The confluence of lower LIBOR rates and increased investment securities prepayment speeds has created further headwinds which prevent margin expansion. Peoples should experience positive impacts from retail CDs and term borrowings maturing and re-pricing lower, the expiration of promotional and contractual interest rates, and non-maturity deposit rate reductions should begin to materialize over the next one to two quarters.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2019 Form 10-K.
At September 30, 2020, Peoples Bank had liquid assets of $116.7 million, which represented 2.1% of total assets and unfunded loan commitments. Peoples also had an additional $102.2 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Peoples is authorized to utilize the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund originations under the PPP. During the third quarter of 2020, Peoples did not use this borrowing and had no outstanding balance as of September 30, 2020 under the PPPLF.
Since March 31, 2020, there has been an increase in deposit balances due to the influx of funds from the government fiscal stimulus, the PPP and other government actions. Peoples anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement is received. At the same time, we have experienced a decrease in the utilization rate for commercial lines of credit. This decrease is related to the receipt of PPP loan proceeds and other increased cash flows to certain companies. Peoples expects the commercial line of credit utilization percentage to revert back to more historical averages as time progresses. The utilization percentage for consumer line of credit products has been relatively steady.

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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Home equity lines of credit	$113,185	$116,634	$113,605	$112,464	$110,127
Unadvanced construction loans	123,338	113,119	97,153	102,491	87,063
Other loan commitments	498,472	426,776	413,515	353,137	365,343
Loan commitments	$734,995	$656,529	$624,273	$568,092	$562,533
Standby letters of credit	$13,177	$12,280	$12,883	$12,498	$14,983
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

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government fiscal stimulus, and legislation designed to deliver monetary aid and other Federal Reserve monetary policy. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, lowered equity market valuations, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in Peoples' 2019 Form 10-K could be exacerbated and such effects could have a material adverse impact on Peoples in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.
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

Strategic Risk. Peoples' success may be affected by a variety of external factors that may affect the price or marketability of products and services, changes in interest rates that may increase funding costs, reduced demand for financial products due to economic conditions, and the various responses of governmental and nongovernmental authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions to curtail the spread of the virus have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of Peoples' markets, local governments have acted in the first and early second quarters of 2020 to temporarily close or restrict the operations of most businesses. Many businesses have re-opened; however, the future effects of COVID-19 on economic activity could negatively affect the future banking products Peoples provides, including a decline in loan originations if there are renewed or additional restrictions placed on businesses, including the potential of closing again.
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
Interest Rate Risk. Peoples' net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector and maintained this target range as of September 30, 2020. A prolonged period of extremely volatile and unstable market conditions would likely increase Peoples' funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples' assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples' assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples' net income, results of operations and financial condition. Low rates increase the risk in the United States of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Peoples earns on loans and other earning assets, while also likely requiring Peoples to pay to maintain its deposits with the Federal Reserve. Peoples' systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. Peoples cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on Peoples activities and financial results.
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
Peoples does not yet know the full extent of COVID-19’s effects on its business, operations, or the global economy as a whole, despite experience and knowledge gained throughout the third quarter of 2020. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of Peoples' work from home arrangements, third-party providers’ ability to support operations, and any actions taken by governmental authorities and other third parties to restrict or close businesses in response to the pandemic and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, Peoples may continue to experience material adverse impacts on its business as a result of the virus' global economic impact, including the availability of credit, adverse impacts on Peoples' liquidity and any recession that has occurred or may occur in the future.
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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2020:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2020	56,081	(1)(2)	$20.41	(1)(2)	55,121	$19,417,594
August 1 – 31, 2020	156,334	(1)(3)	$20.45	(1)(3)	155,934	$16,229,329
September 1 – 30, 2020	25,571	(1)(2)	$21.27	(1)(2)	24,629	$15,702,913
Total	237,986		$20.53		235,684	$15,702,913
(1)On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. The share repurchase program announced on February 28, 2020 replaced the previous repurchase program which was terminated on February 27, 2020. Peoples repurchased 55,121, 155,934 and 24,629 common shares under the current share repurchase program during July, August, and September 2020, respectively.
(2)Information reported includes 960 common shares and 942 common shares purchased in open market transactions during July and September, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes: an aggregate of 400 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during August 2020.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1
Agreement and Plan of Merger, dated as of October 29, 2018, as amended by Amendment No. 1 to Agreement and Plan of Merger made and entered into on December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+
Included as Annex A to the definitive proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A (Registration No. 333-228745)

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020).	Filed herewith

10.2	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark Augenstein (adopted October 1, 2020).	Filed herewith

10.3	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler J. Wilcox (adopted October 1, 2020).	Filed herewith

10.4	Separation Agreement and General Release between John C. Rogers (executed on October 5, 2020) and Peoples Bank (executed on October 6, 2020.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 28, 2020	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	October 28, 2020	By: /s/	KATIE BAILEY
KATIE BAILEY
Executive Vice President,
Chief Financial Officer and Treasurer