Form 10-K
period 2020-12-31
PEOPLES BANCORP INC
filed 2021-03-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $404,671,000 based upon the closing price as reported on the Nasdaq Global Select Market®.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 19,623,956 common shares, without par value, at February 26, 2021.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2021 (the "2021 Annual Meeting of Shareholders"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank which was first chartered in 1902. Peoples' other wholly-owned subsidiaries are Peoples Investment Company ("PIC") and Peoples Risk Management, Inc., a captive insurance subsidiary. Peoples also holds all of the common securities of NB&T Statutory Trust III. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance"), and an asset management company, Peoples Tax Credit Equity, LLC.
Business Overview
Peoples makes available a complete line of commercial and consumer banking, trust and investment, insurance and premium financing solutions through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
◦commercial loans, residential real estate loans, home equity lines of credit, consumer loans and Overdraft Privilege;
◦debit and automated teller machine ("ATM") cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦person-to-person payment processing via Zelle®;
◦mobile banking features including check deposit, withdrawals with cardless cash, alert notifications, Apple Pay® and Samsumg Pay®;
◦safe deposit rental facilities;
◦money orders and cashier's checks;
◦a full range of life, health, and property and casualty insurance products;
◦third-party insurance administration services;
◦insurance premium financing;
◦brokerage services;
◦custom-tailored fiduciary and trust services;
◦asset management and administration services; and
◦employee benefit, retirement, and health care plan administration services.
Peoples' financial products and services are primarily offered through its financial service locations and ATMs in Ohio, Kentucky and West Virginia, as well as through online resources that are web and mobile based. Peoples' premium financing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are offered through approved dealerships. Peoples Bank credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2020, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include the opening of de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies and financial advisory books of business. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance and investment administration and management, and insurance premium financing, with the traditional banking products offered to Peoples' clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance and investment and investment management; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.

Recent Corporate Developments
On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of its outstanding common shares. This program replaced the previous share repurchase program, which had authorized Peoples to purchase up to an aggregate of $40 million of its outstanding common shares and under which an aggregate of $28.4 million had been purchased through the termination of the previous share repurchase program on January 28, 2021.
Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as the "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance continues to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill. As of December 31, 2020, Peoples Premium Finance loans had grown to $114.8 million. Refer to "Note 19 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
Primary Market Area and Customers
Peoples considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes northeastern, central, southwestern and southeastern Ohio, eastern and central Kentucky, and west central West Virginia. Peoples currently operates 64 locations in Ohio, 13 locations in Kentucky, 10 locations in West Virginia and a premium finance lending office in Missouri. Peoples' market area consists of rural, small urban and metropolitan markets and serves a diverse group of industries and employers. Principal industries served in Peoples' primary markets include manufacturing, distribution, commercial real estate, health care, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic region provides diversity, which helps prevent Peoples' revenue and earnings from being largely dependent upon any single industry segment.
The COVID-19 pandemic has created disruptions throughout Peoples' primary market area. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government fiscal stimulus, payment programs, and legislation designed to deliver monetary aid and other Federal Reserve Board monetary policy. This has had a negative impact on the customers of Peoples, including businesses and individuals. The effectiveness and timing of the rollout of vaccines to the general public is unpredictable, and therefore, the pandemic could continue to impact Peoples' market area and customers.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and construction loans), premium finance loans, residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and Overdraft Privilege.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, with the exception of its premium finance lending, although Peoples Bank may occasionally originate loans outside its primary markets.  In general, Peoples Bank retains the majority of loans it originates; however, certain longer-term fixed rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2020, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as "loans, net of deferred fees and costs"), nor did Peoples Bank have any loans outstanding to non-United States ("U.S.") entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, and construction loans. Commercial loans represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 59.0% and 55.2% of total loans at December 31, 2020 and December 31, 2019, respectively. Commercial lending inherently carries a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin, although Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2020, the commercial loan portfolio consisted of 42.3% in variable interest rate loans and 57.7% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. An extension of these economic relief measures was taken upon the enactment in December 2020 of the Consolidated Appropriations Act, 2021.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset acquisitions, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate, and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. Also included in commercial and industrial loan balances were the PPP loans. At December 31, 2020, commercial and industrial loans comprised 28.6% of Peoples Bank's total loan portfolio compared to 23.1% at December 31, 2019.
Commercial Real Estate Loans
Peoples Bank's portfolio of commercial real estate loans comprised 27.3% of total loans at December 31, 2020, and 29.0% at December 31, 2019. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes office buildings and complexes, retail facilities, multifamily complexes, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 3.1% of Peoples Bank's total loan portfolio at both December 31, 2020 and December 31, 2019.
Construction financing is generally considered to involve higher credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of value proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sale of the developed real estate. Additional risk exists in these cases as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Premium Finance Loans
Peoples Bank's portfolio of premium finance loans comprised 3.4% of total loans at December 31, 2020, with the portfolio having been acquired during 2020. The premium finance loans are originated through independent insurance agency partners nationwide and provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 15%-20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.

Residential Real Estate Loans
Peoples Bank's portfolio of residential real estate loans comprised 16.9% of total loans at December 31, 2020, and 23.0% at December 31, 2019. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $4.7 million of residential real estate loans held for sale and was servicing $486.0 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, as of December 31, 2020. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
Peoples Bank originates both fixed rate and variable rate residential real estate loans. From time-to-time, Peoples Bank sells its longer-term fixed rate real estate loans into the secondary market; however, Peoples Bank may retain certain fixed rate real estate loans.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2020, outstanding home equity lines of credit comprised 3.6% of Peoples Bank's total loans, compared to 4.6% at December 31, 2019. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with five-year to 20-year terms. At December 31, 2020, Peoples Bank's home equity loan portfolio consisted of 98.0% in variable interest rate loans and 2.0% in fixed interest rate loans. Peoples Bank also offers a home equity line of credit product whose terms include a fixed rate for the first five years, which converts to a variable interest rate for the remaining five years. At December 31, 2020, 17.6% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $26.1 million and $31.6 million, respectively, and a weighted-average remaining maturity of 7.3 years. The average original loan amount under these convertible rate home equity lines of credit was $40,000 at December 31, 2020.

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
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2020, consumer indirect loans comprised 14.8% of Peoples Bank's total loan portfolio, compared to 14.5% at December 31, 2019.
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
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 2.3% of Peoples Bank's total loan portfolio at December 31, 2020 and 2.7% of total loans at December 31, 2019.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to deposit customers, both individual and business, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt-out of Overdraft Privilege offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with the related provision and net charge-offs, was included in determining Peoples Bank's allowance for credit losses. At December 31, 2020, the unfunded commitment related to Overdraft Privilege was $50.1 million.
Investment Activities
At December 31, 2020, investment securities comprised 18.0% of Peoples' total assets, compared to 23.2% at December 31, 2019. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2020 included agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by Peoples are comprised of common stocks issued by unrelated bank holding companies. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
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
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies, insurance agencies and mutual fund providers. Competition within the financial services and insurance industries continues to increase as a result of mergers between, and expansion of, financial services and insurance providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Regulation") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure. In addition, financial technology, or "fintech", startups are emerging in key areas of banking.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans and deposits, and the availability and pricing of fiduciary, employee benefit plan, brokerage and insurance services. However, some competitors may have greater resources, including additional technology offerings and higher lending limits than Peoples, which may adversely affect Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and is intended to promote customers' continued use of multiple financial products and services. Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products. In addition, Peoples continuously works to improve its online and mobile capabilities to ensure customers are able to use its products and services utilizing many channels.
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets and certain major metropolitan areas. Management believes Peoples has developed a level of expertise in serving the financial service needs of all communities. Peoples' primary market area has expanded into larger metropolitan areas, such as central, southwestern and northeastern Ohio. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples' current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.
Human Capital Resources
At December 31, 2020, Peoples had 894 full-time equivalent employees, compared to 900 at December 31, 2019. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as other various programs and benefits. Peoples has also implemented a $15 minimum wage throughout the organization.
Peoples strives to be an inclusive and diverse workplace, free of harassment, and encourages employees to voice their opinions. Peoples works to attract and retain top quality talent, and in doing so, promotes a learning environment where positive constructive feedback can be given at any level of the organization. Employees are encouraged to communicate their thoughts, whether it is with a co-worker, management or the Human Resources Department. Peoples also provides many reward programs for employees and management to recognize contributions by individuals and teams within the organization. Peoples provides internal training throughout the organization, as well as opportunities to attend external and online training events. Managers complete quarterly performance reviews with employees, and semi-annual employee satisfaction pulse surveys are completed. Peoples tracks and monitors employee turnover and executes exit interviews to better understand why employees choose to leave the organization.
Peoples maintains a high level of commitment to its communities, which is shown both through employees volunteering and with donations made to many organizations within the Peoples footprint.

The safety of Peoples' employees is of utmost priority, and during 2020, the COVID-19 pandemic caused several changes. A portion of Peoples' workforce began working remotely, to facilitate a smaller number of employees in the same location if not necessary. Peoples has closed lobbies to appointment-only during times of heightened transmission of COVID-19 to protect the health of its employees. It has also expanded the cleaning and sanitization of office locations, along with providing employees with appropriate protection equipment. Peoples has supported its employees during the pandemic, and provided time off with pay for those who have either tested positive, or those caring for a family member who has tested positive, without requiring the employee to use paid time off that has been accrued. In addition, Peoples is conducting scheduled calls to speak to employees about the changes and ask for feedback about plans regarding COVID-19, and encouraging employees who are sick to stay home.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)", "Peoples Investment Services" "Peoples Premium Finance" and "peoplesbancorp.com" with the U.S. Patent and Trademark Office (the "USPTO"). These service marks currently have expiration dates ranging from 2021 to 2027.
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
Peoples has proprietary interests in the Internet domain names "peoplespf.com," "pebo.com" and "peoplesbancorp.com." Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.
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
The Federal Reserve Board has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is routinely required to file reports and other information with the Federal Reserve Board regarding Peoples' business operations and those of its subsidiaries.
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
Other Regulatory Agencies
Securities and Exchange Commission ("SEC") and the Nasdaq Global Select Market® ("Nasdaq")
Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. Peoples' common shares are listed with Nasdaq under the symbol "PEBO" and Peoples is subject to the rules for Nasdaq listed companies.
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
The FDIC assesses a quarterly deposit insurance premium on each insured depository institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the Deposit Insurance Fund as a percentage of all Deposit Insurance Fund insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. At September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning with the September 30, 2019 assessment invoice (for the second quarter of 2019), and on the December 31, 2019 assessment invoice (for the third quarter of 2019), the March 31, 2020 assessment invoice (for the fourth quarter of 2019) and the June 30, 2020 assessment invoice (for the first quarter of 2020). Peoples utilized all available credits, which were exhausted during the first quarter of 2020 (which was on the June 30, 2020 assessment invoice).
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
A bank's authority to extend credit to executive officers, directors and greater than 10.0% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under the Federal Reserve Act by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Initiatives Related to COVID-19
In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Peoples and Peoples Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Peoples and Peoples Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation, including amendments to the

CARES Act or new bills comparable in scope to the CARES Act. Peoples is continuing to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.
Section 1102 of the CARES Act amended the loan program of the SBA, in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients of PPP loans any fees. It is anticipated that additional revisions to the SBA's interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act, 2021" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.5 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also created a new program for "shuttered venue operators." As a participating lender in the PPP, Peoples Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.
The CARES Act encouraged the Federal Reserve Board, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve Board extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021. Peoples did not participate in the MSLP.
On November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations have experienced rapid and unexpected increases in their sizes, which are generally expected to be temporary. The temporary increase in size could subject community banking organizations to new regulations or reporting requirements. Community banking organizations with assets approaching the $10.0 billion threshold and that would otherwise become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, will generally will have until 2022 to either reduce their size or to prepare for new regulatory and reporting standards.
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
In July 2013, the U.S. banking regulators issued capital rules (the "Basel III Capital Rules") applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. Community banking organizations, including Peoples and Peoples Bank, began transitioning to the rules on January 1, 2015. The minimum capital requirements became effective on January 1, 2015; whereas, the capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019. As of January 1, 2019, Peoples had fully phased in the Basel III Capital Rules.
The Basel III Capital Rules include: (a) a minimum common equity tier 1 capital ratio of 4.5%; (b) a minimum tier 1 risk-based capital ratio of 6.0%; (c) a minimum total risk-based capital ratio of 8.0%; and (d) a minimum tier 1 leverage ratio of 4.0%.
Common equity for the common equity tier 1 capital ratio generally consists of common stock (plus related surplus), retained earnings, accumulated other comprehensive income ("AOCI") (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.
Tier 1 capital generally consists of common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.
Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.
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
The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and share repurchases, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.
In September 2019, the Federal Reserve Board, along with the other federal banking regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including Peoples Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if the community bank had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities and of off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework and that maintain a leverage ratio of greater than 9.0% were be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. Peoples has opted out of the simplified framework and continues to follow existing capital rules.
In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. During 2020, regulatory agencies issued guidance allowing additional phase-in periods for the impact of the CECL model for regulatory capital purposes. This additional phase-in period includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to the implementation of the CECL model is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period. Additional information on the impact of Peoples' adoption of the CECL methodology can be found under the "FINANCIAL CONDITION - Allowance for Credit Losses" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
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
Safety and Soundness Regulations
In accordance with the Federal Deposit Insurance Act (the "FDIA"), the federal bank regulatory agencies adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal bank regulatory agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. The most recent performance evaluation by the Federal Reserve Board (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank was conducted in 2017 and resulted in an overall rating of "Satisfactory." The most recent CRA examination for Peoples Bank occurred in March of 2020, and is still pending final results.
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of Peoples Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the Federal Reserve Board. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
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
The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders over the current year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company's capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the financial holding company's or bank holding company's financial health, such as by borrowing.
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
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair or deceptive acts or practices ("UDAP").
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020, which became fully effective on October 20, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. No lenders are required to comply until the later of November 19, 2020, or until the court in litigation challenging the Final Small Dollar Rule lifts its stay of the compliance date.
The federal bank regulatory agencies also issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes.
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
Anti-Money Laundering Act
The Anti-Money Laundering Act of 2020 (the "AMLA"), which amends the Bank Secrecy Act of 1970 (the "BSA"), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
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
The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In light of the changing conditions in the U.S. economy, including changes brought about by COVID-19, the money markets and the activities of monetary and fiscal authorities, Peoples can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.
Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Peoples and Peoples Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.
In June 2010, the Federal Reserve Board, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually, or as a part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.
The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Peoples Bank, that are not "large, complex banking organizations." These reviews are tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
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
In the ordinary course of business, Peoples relies on electronic communications and information systems to conduct its operations and to store sensitive data. Peoples employs an in-depth, layered, defensive approach that leverages people, processes, and encryption and multi-factor authentication technology to manage and maintain cybersecurity controls. Peoples employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Peoples’ defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Peoples has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Peoples’ systems and those of its customers and third-party service providers are under constant threat and it is possible that Peoples could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Peoples and Peoples' customers. See “ITEM 1A RISK FACTORS” for a further discussion of risks related to cybersecurity.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, also known as "covered funds", subject to a number of exceptions.
In July 2019, the federal agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Peoples Bank, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule's prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.
To the extent that Peoples Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Peoples Bank believes that its activities and relationships comply with such rule, as amended.
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
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. The CARES Act and the Consolidated Appropriations Act ("CAA") were enacted during 2020. These Acts provided significant funding for PPP loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. There were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, and continuing political change and impact of the COVID-19 pandemic makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
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
Economic, Political, Environmental and Market Risks
•The economic impact of COVID-19 or any other pandemic could adversely affect Peoples' business, financial condition, liquidity, and results of operations.
In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the U.S. declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the U.S. as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.
Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on Peoples' business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, and when and how the economy may be reopened. As of December 31, 2020, Peoples' held and serviced PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. Peoples expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations. Peoples has credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which Peoples originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. Peoples could face additional risks in its administrative capabilities to service PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which Peoples originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused Peoples to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in Peoples' offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware and other cybersecurity attacks, all of which could expose us to risks of data or financial loss, and could seriously disrupt Peoples' operations and the operations of any impacted customers.
COVID-19, or a new pandemic, could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on Peoples' business, financial condition, liquidity and results of operations:
•demand for Peoples' products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•Peoples' allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on Peoples' assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing Peoples' net interest margin and spread, and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of Peoples' quarterly cash dividend;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in Peoples recording a valuation allowance against current outstanding deferred tax assets;
•we rely on third-party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
•continued adverse economic conditions could result in protracted volatility in the price of Peoples' common shares.
Moreover, Peoples' future success and profitability substantially depend on the management skills of the executive officers and directors. The unanticipated loss or unavailability of key employees due to COVID-19, or any similar pandemic, could harm Peoples' ability to operate its business or execute its business strategy. Peoples may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession. Peoples' business could be materially and adversely affected by any such recession.
To the extent the effects of COVID-19 adversely impact Peoples' business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.
•Changes in economic and political conditions could adversely affect Peoples’ earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of Peoples' borrowers to repay loans and the value of the collateral securing Peoples' loans.
Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government, budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President and changes in the membership of Congress in 2021, and other factors beyond Peoples’ control may adversely affect Peoples Bank's deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank's borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples' earnings and Peoples' capital, as well as the ability of Peoples Bank's customers to repay loans. The effects on the U.S. of the United Kingdom leaving the European Union (Brexit) are currently unknown.
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
The continued impact on economic conditions caused by the COVID-19 pandemic could have an adverse effect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples Bank's loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples Bank's ability to sell the collateral upon foreclosure.
•Changes in interest rates may adversely affect Peoples' profitability.
Peoples' earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, not only could influence the interest Peoples receives on loans and securities, and the amount of interest Peoples pays on deposits and borrowings, but such changes could also affect (1) Peoples' ability to originate loans and obtain deposits, (2) the fair value of Peoples' financial assets and liabilities, and (3) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.
Changes in interest rates may also negatively affect the ability of Peoples' borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.
Recent global public health concerns have caused significant disruption in the equity markets and a significant drop in interest rates. The duration of the impact is unknown. Should interest rates remain low for an extended period, it could have a significant adverse impact on the profitability of Peoples.
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
Peoples' net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector, and maintained this target range as of December 31, 2020. A prolonged period of extremely volatile and unstable market conditions would likely increase Peoples' funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples' assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples' assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples' net income, results of operations and financial condition. Low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Peoples earns on loans and other earning assets, while also likely requiring Peoples to pay to maintain its deposits with the Federal Reserve. Peoples' systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. Peoples cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 outbreak or the precise effects that they may have on Peoples activities and financial results.
See the sections captioned "Interest Income and Expense" and "Interest Rate Sensitivity and Liquidity" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K for further discussion related to Peoples' interest rate risk.
•A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively impact Peoples' income and expenses, and the value of various financial instruments.
LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rate will continue until June 30, 2023.
In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and bank practices will be examined accordingly. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.
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
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. As of December 31, 2020, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, of which $50.0 million were funded by 90-day brokered CDs and $110.0 million were funded by brokered demand and savings deposits. Brokered CDs and deposits are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. As of December 31, 2020, the termination value of derivative financial instruments in a net liability position was $12.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2020, Peoples had $41.0 million of collateral posted with certain of its derivative counterparties. However, the counterparties had no collateral posted against their obligations under these agreements. If Peoples had breached any of the provisions of the agreements at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.
Business Operations Risks
•Peoples is exposed to operational risk.
Similar to any large organization, Peoples is exposed to many types of operational risk, including those discussed in more detail in this Item, such as reputational risk, cyber, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are heightened in light of COVID-19.
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
Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect Peoples’ ability to attract and keep customers, and can expose Peoples to potential litigation and regulatory action.
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
Current and future restrictions on the access of Peoples' workforce to its facilities could limit Peoples' ability to meet customer service expectations and have a material adverse effect on operations. Peoples relies on business processes and branch activity that largely depends on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties.
In response to COVID-19, Peoples has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Reduced workforces, which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to Peoples' operations and financial performance. Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely. Peoples encouraged virtual meetings and conference calls throughout 2020 in place of in-person meetings, including the annual shareholders meeting which was held virtually this year. Additionally, travel has been restricted. Peoples is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. Peoples' financial service location lobbies re-opened in June 2020, and became appointment-only again in November 2020. Branch drive-ups, call center, ATMs and online/mobile banking services continue to operate and are the preferred option of service. Even with the precautions undertaken, the continued spread or prolonged impact of COVID-19 could negatively impact the availability of key personnel or significant numbers of Peoples' staff, who are necessary to conduct Peoples' business.
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
Moreover, Peoples relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools, and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the underlying collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period, or if additional limitations or potential disruptions in these services materialize, it may negatively affect Peoples' operations.
•Failures or material breaches in security of Peoples' systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on Peoples' results of operations and financial condition and the price of Peoples' common shares.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples' necessary dependence upon automated systems to record and process Peoples' transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not become inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-party service providers. Peoples' inability to use or access those information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples' business operations. Risks to Peoples' systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. Peoples is also at risk from the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Peoples deals.
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
Peoples has implemented security controls to prevent unauthorized access to its computer systems and requires its third-party service providers to maintain similar controls. However, Peoples' management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use it to compete with Peoples. In addition, unauthorized access to or use of sensitive data could subject Peoples to litigation and liability, and costs to prevent further such occurrences.
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
The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act and Anti-Money Laundering Act of 2020 ("AMLA"), requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal banking regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
There is also increased scrutiny of compliance with the rules enforced by OFAC. If Peoples' policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that Peoples has already acquired or may acquire in the future are deficient, Peoples may be subject to liability, including fines and regulatory actions such as restrictions on Peoples' ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact Peoples' business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Peoples.
For a more complete discussion of the BSA, the USA Patriot Act and the AMLA, see the section captioned "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
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

Financial or operational difficulties of a third-party provider could also impair Peoples' operations if those difficulties interfere with such third party’s ability to serve Peoples. If a critical third-party provider is unable to meet the needs of Peoples in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed, and if Peoples is not able to develop alternative sources for these services and products quickly and in a cost-effective manner, Peoples’ business could be materially adversely affected.
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
On April 2, 2020, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that are unfavorable to Peoples. The U.S. Bank Loan Agreement matures on April 1, 2021. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
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
Peoples' risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples' commercial borrowers and the financial circumstances of Peoples' consumer borrowers. Concern about the spread of COVID-19 had caused and is likely to continue to cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage, auto and other consumer loan payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples' customers to be unable to make scheduled loan payments.
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
Furthermore, in an effort to support Peoples' communities during the pandemic, Peoples is participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit Peoples' ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, Peoples is at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that Peoples would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor.
Additional information regarding Peoples' credit exposure concentration as of December 31, 2020 can be found in the section captioned "Loan Concentration" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
•Peoples' allowance for credit losses may be insufficient to absorb the expected, lifetime losses in its loan portfolio.
Peoples maintains an allowance for credit losses that is believed to be a reasonable estimate of the expected losses within the CECL model, based on management's quarterly analysis of the loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of Peoples' loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of "Critical Accounting Policies" included in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
Peoples' estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond Peoples' control, and the losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the credit loss allowance will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for credit losses may not be sufficient to cover the expected losses from its loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, bank regulators periodically review Peoples' allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments – Credit Losses", which replaced the incurred loss model with the CECL model, which is an expected loss model. The new accounting guidance became effective for Peoples beginning January 1, 2020, and included most debt instruments under the new framework. Under the CECL model, Peoples is required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions used by Peoples in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Peoples' financial condition and results of operations.
The adoption of CECL by Peoples resulted in a reduction to the retained earnings balance of $3.7 million, net of income tax, and a pre-tax increase to the allowance for credit losses of $5.8 million. Due to the COVID-19 pandemic, Peoples' financial results were negatively impacted as deteriorating economic conditions forecasted increased Peoples' expectations for credit losses, resulting in higher provision for credit losses during 2020. As a result of the implementation of the CECL model, the time horizon over which Peoples is required to estimate future credit losses expanded, which could result in increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loans payments.
•Peoples' accounting estimates and risk management processes rely on analytical and forecasting models.
The processes Peoples uses to estimate Peoples' expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on Peoples' financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models Peoples uses for interest rate risk and asset-liability management are inadequate, Peoples may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used by Peoples for determining expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models used by Peoples to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Peoples could realize upon sale or settlement of such financial instruments. Any such failure in Peoples' analytical or forecasting models could have a material adverse effect on Peoples' business, financial condition and results of operations.
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
The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect Peoples' shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, restrict the ability of Peoples Bank to guarantee Peoples Bancorp Inc.'s debt, and impose limitations on Peoples’ business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. generally accepted accounting principles ("US GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations, and the intensity of the supervision to which Peoples is subject, have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit its ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.
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
Peoples' success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and Peoples may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact Peoples' ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation than what is offered in metropolitan areas to attract or retain key employees, which may adversely affect salaries and employee benefit costs.
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
Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs implemented in connection therewith, and Peoples' management cannot predict the effect of those changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the appropriateness of an institution's allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and its shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples' market area.
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
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The Deposit Insurance Fund is funded by fees assessed on insured depository institutions, such as Peoples Bank. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.
The FDIC has adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion in assets. There can be no assurance, however, that assessments may not be changed in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
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
•Changes in retail distribution strategies and consumer behavior may adversely impact Peoples’ investments in its financial service office premises and equipment and other assets, and may lead to increased expenditures to change its retail distribution channel.
Peoples has significant investments in financial service office premises and equipment for its financial service office network, including 85 financial service offices as well as its retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Peoples’ products and services, could affect the value of Peoples’ financial service office network or other retail distribution assets and may cause Peoples to change its retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce its remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media could result in additional changes in Peoples’ retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform Peoples’ retail distribution channel.
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
General Risks
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
Peoples' ability to access short-term funding or liquidity may be limited as a result of the impact of COVID-19 on local and global markets. This situation could further be exacerbated by a reduced deposit base either through customer withdrawals or non-renewal of term deposits. Market stress from the virus could result in reduced cash flow from earning assets including other-than-temporary impairment on investment securities and sustained repayment shortfalls on loans. It is possible that sources of wholesale funding such as the FHLB, the FRB, or the brokered certificate of deposit market would no longer be accessible to fund daily liquidity needs.
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
As of December 31, 2020, Peoples had $184.6 million of goodwill and other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Peoples’ common shares may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If Peoples were to conclude that a future write-down of goodwill and other intangible assets is necessary, the appropriate charge will be recorded, which could have a material adverse effect on Peoples' business, financial condition and results of operations.
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
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government fiscal stimulus, and legislation designed to deliver monetary aid and other Federal Reserve Board monetary policy. While the scope, duration, and full effects of COVID-19 are rapidly evolving, including the effectiveness and timing of the rollout of vaccines to the general public, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in Peoples' 2020 Form 10-K could be exacerbated and such effects could have a material adverse impact on Peoples in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital.

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
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2020, Peoples Bank operated 62 offices in Ohio, 12 offices in Kentucky, 10 offices in West Virginia and 1 office in Missouri. Of these 85 offices, 19 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Lyndhurst, Ohio; Sciotoville, Ohio; and in Pikeville, Kentucky.

Rent expense on the leased properties totaled $1.6 million in 2020 and $1.3 million in 2019, which excludes intercompany rent expense. The following are the only properties that have a lease term expiring on or before June 2022:

Location	Address	Lease Expiration Date

Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2021 (a)
Lyndhurst Insurance Office	5231 Mayfield Road Lyndhurst, Ohio	April 2021 (a)
Huntington Business Production Office	1200 Third Avenue Huntington, West Virginia	May 2021 (b)
Athens Mall Office	801 East State Street Athens, Ohio	June 2021 (b)
Akron Business Production Office	354 South Main Street Akron, Ohio	June 2021 (a)
Cincinnati East Loan Production Office	151 Castleberry Court Milford, Ohio	June 2021 (b)
North Canton Loan Production Office	125 South Main Street North Canton, Ohio	June 2021 (c)
Pikeville Insurance Office	108 Trivett Drive Pikeville, Kentucky	September 2021 (a)
Munroe Falls Office	34 South Main Street Munroe Falls, Ohio	December 2021 (a)
Cincinnati West Loan Production Office	6701 Ruwes Oak Drive, Suite 4 Cincinnati, Ohio	April 2022 (d)
Charleston Commercial Office	10 Hale Street Charleston, West Virginia	May 2022 (b)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement has one three-year extension remaining.
(c) Current lease agreement has one two-year extension remaining.
(d) Current lease agreement has three five-year extensions remaining.

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

PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2020, Peoples had 3,149 shareholders of record.
Peoples plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2020:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2020	77,122	(1)(2)	$23.29	(1)(2)	75,189	$13,945,155
November 1 – 30, 2020	102,991	(1)(2)	$24.00	(1)(2)	102,266	$11,491,559
December 1 – 31, 2020	3,085	(1)(2)	$25.73	(1)(2)	2,370	$11,431,179
Total	183,198		$23.73		179,825	$11,431,179
(1)On February 28, 2020, Peoples announced that on February 27, 2020, Peoples' Board of Directors authorized a share repurchase program (the "February 27, 2020 share repurchase program") authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares. On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021. Peoples purchased 75,189, 102,266, and 2,370 common shares under the February 27, 2020 share repurchase program in October, November, and December, respectively. Additional information regarding the share repurchase programs can be found in "Note 10 Stockholders' Equity" of the Notes to the Consolidated Financial Statements.
(2)Information includes 1,933 common shares, 725 common shares, and 715 common shares purchased in open market transactions during October, November, and December, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2015, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 3,000 in order of descending market capitalization in the Russell 3000 Index. The second is the Russell 2000 Financial Services Index, which is comprised of the financial services companies within the Russell 2000 Index.
COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., RUSSELL 2000 INDEX,
AND RUSSELL 2000 FINANCIAL SERVICES INDEX

	At December 31,
	2015	2016	2017	2018	2019	2020
Peoples Bancorp Inc.	$100.00	$177.58	$183.08	$174.35	$209.12	$173.00
Russell 2000 Index	$100.00	$121.28	$139.02	$123.69	$155.22	$186.15
Russell 2000 Financial Services Index	$100.00	$131.05	$138.56	$123.41	$153.15	$150.02

ITEM 6 SELECTED FINANCIAL DATA
The information below has been derived from Peoples' Consolidated Financial Statements.

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Operating Data (a)
Total interest income	$157,104	$170,095	$151,264	$126,525	$115,444
Total interest expense	18,181	29,257	21,652	13,148	10,579
Net interest income	138,923	140,838	129,612	113,377	104,865
Provision for credit losses (b)	26,254	2,504	5,448	3,772	3,539
Net (loss) gain on investment securities	(368)	164	(146)	2,983	930
Net loss on asset disposals and other transactions	(290)	(782)	(334)	(63)	(1,133)
Total non-interest income excluding net gains and losses (c)	64,330	64,892	57,234	52,653	51,070
Total non-interest expense	133,695	137,250	125,977	107,975	106,911
Net income (d)	$34,767	$53,695	$46,255	$38,471	$31,157
Balance Sheet Data (a)
Total investment securities	$857,031	$1,010,578	$871,837	$874,486	$859,455
Loans, net of deferred fees and costs ("total loans")	3,402,940	2,873,525	2,728,778	2,357,137	2,224,936
Allowance for credit losses	50,359	21,556	20,195	18,793	18,429
Goodwill and other intangible assets	184,597	177,503	162,085	144,576	146,018
Total assets	4,760,764	4,354,165	3,991,454	3,581,686	3,432,348
Non-interest-bearing deposits	997,323	671,208	607,877	556,010	734,421
Brokered certificates of deposits	170,146	207,939	263,854	159,618	38,832
Other interest-bearing deposits	2,742,990	2,412,265	2,083,734	2,014,702	1,759,605
Short-term borrowings	73,261	316,977	356,198	209,491	305,607
Junior subordinated debentures held by subsidiary trust	7,611	7,451	7,283	7,107	6,924
Other long-term borrowings	102,957	75,672	102,361	136,912	138,231
Total stockholders' equity	575,673	594,393	520,140	458,592	435,261
Tangible assets (e)	4,576,167	4,176,662	3,829,369	3,437,110	3,286,330
Tangible equity (e)	$391,076	$416,890	$358,055	$314,016	$289,243
Per Common Share Data (a)
Earnings per common share – basic	$1.74	$2.65	$2.42	$2.12	$1.72
Earnings per common share – diluted	1.73	2.63	2.41	2.10	1.71
Cash dividends declared per common share	1.37	1.32	1.12	0.84	0.64
Book value per common share (f)	29.43	28.72	26.59	25.08	23.92
Tangible book value per common share (e)(f)	$19.99	$20.14	$18.30	$17.17	$15.89
Weighted-average number of common shares outstanding – basic	19,721,772	20,120,119	18,991,768	18,050,189	18,013,693
Weighted-average number of common shares outstanding – diluted	19,843,806	20,273,725	19,122,260	18,208,684	18,155,463
Common shares outstanding at end of period (f)	19,563,979	20,698,941	19,565,029	18,287,449	18,200,067
Closing stock price at end of period (f)	$27.09	$34.66	$30.10	$32.62	$32.46

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Significant Ratios (a)
Return on average stockholders' equity	6.04%	9.48%	9.48%	8.54%	7.20%
Return on average tangible equity (g)	9.47	14.35	14.81	13.33	11.86
Return on average assets	0.73	1.27	1.19	1.10	0.94
Return on average assets adjusted for non-core items (h)	0.83	1.43	1.32	1.08	0.97
Average stockholders' equity to average assets	12.14	13.41	12.61	12.83	13.03
Average total loans to average deposits	86.28	86.35	89.37	86.10	83.22
Net interest margin (i)	3.24	3.69	3.71	3.62	3.54
Efficiency ratio (j)	63.86	64.74	65.33	62.20	65.13
Efficiency ratio adjusted for non-core items (k)	61.94	61.09	61.32	61.85	64.30
Pre-provision net revenue to total average assets (l)	1.47	1.62	1.57	1.65	1.48
Dividend payout ratio	79.14	50.08	46.65	39.86	37.40
Total loans to deposits (f)	87.14	87.50	92.51	86.42	88.81
Total investment securities as percentage of total assets (f)	18.00%	23.21%	21.84%	24.42%	25.04%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (f)(m)	0.82%	0.75%	0.71%	0.73%	1.13%
Nonperforming assets as a percent of total assets (f)(m)	0.59	0.50	0.49	0.49	0.75
Nonperforming assets as a percent of total loans and other real estate owned ("OREO") (f)(m)	0.84	0.76	0.71	0.74	1.16
Criticized loans as a percent of total loans (f)(n)	3.72	3.37	4.18	3.84	4.46
Classified loans as a percent of total loans (f)(o)	2.13	2.30	1.61	1.97	2.59
Allowance for credit losses as a percent of total loans (f)(p)	1.48	0.75	0.74	0.80	0.83
Allowance for credit losses as a percent of nonperforming loans (f)(m)(p)	180.14	99.28	104.35	108.52	73.43
Provision for credit losses as a percent of average total loans (b)	0.81	0.09	0.21	0.16	0.17
Net charge-offs as a percent of average total loans (q)	0.05%	0.04%	0.15%	0.15%	0.09%
Capital Information (a)(f)
Common equity tier 1 capital ratio (r)	13.01%	14.59%	13.66%	13.26%	12.91%
Tier 1 risk-based capital ratio	13.25	14.84	13.92	13.55	13.21
Total risk-based capital ratio (tier 1 and tier 2)	14.50	15.58	14.65	14.43	14.11
Tier 1 leverage ratio	8.97%	10.41%	9.99%	9.75%	9.65%
Common equity tier 1 capital	$409,400	$427,415	$378,855	$327,172	$306,506
Tier 1 capital	417,011	434,866	386,138	334,279	313,430
Total capital (tier 1 and tier 2)	456,384	456,422	406,333	355,977	334,957
Total risk-weighted assets	$3,146,767	$2,930,355	$2,773,383	$2,466,620	$2,373,359
Total stockholders' equity to total assets	12.09%	13.65%	13.03%	12.80%	12.68%
Tangible equity to tangible assets (e)	8.55%	9.98%	9.35%	9.14%	8.80%
(a)Reflects the impact of the acquisition of Triumph Premium Finance beginning July 1, 2020, First Prestonsburg Bancshares Inc. ("First Prestonsburg") beginning April 12, 2019 and ASB Financial Corp. ("ASB") beginning April 13, 2018.
(b)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. Prior to the adoption of the CECL model, the provision for credit losses was the "provision for loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans (which includes purchased credit deteriorated loans), held-to-maturity investment securities, and the unfunded commitment liability in 2020. Additional information regarding the implementation of the CECL model can be found in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements.
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

(d)Net income includes non-core non-interest expenses totaling $3.9 million in 2020, $7.6 million in 2019, $7.5 million in 2018, $583,000 in 2017, and $1.3 million in 2016. Additional information regarding the non-core non-interest expense can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Core Non-Interest Income and Expense (non-US GAAP)."
(e)These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these amounts can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Capital/Stockholders’ Equity."
(f)Data presented as of the end of the year indicated.
(g)Return on average tangible equity represents a non-US GAAP financial measure since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Tangible Equity (non-US GAAP)."
(h)Return on average assets adjusted for non-core items represents a non-US GAAP financial measure since it excludes the release of the deferred tax asset valuation allowance, the impact of the Tax Cuts and Jobs Act on the remeasurement of deferred tax assets and deferred tax liabilities, the after-tax impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related expenses in earnings.  Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)."
(i)Information presented on a fully tax-equivalent ("FTE") basis using a 21% statutory federal corporate income tax rate for 2020, 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.
(j)The efficiency ratio is defined as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income (excluding all gains and losses). This amount represents a non-US GAAP financial measure since it excludes amortization of other intangible assets, and all gains and/or losses included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio (non-US GAAP)."
(k)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus core non-interest income excluding all gains and losses. This amounts represents a non-US GAAP financial measure since it excludes the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related expenses in earnings, and uses FTE net interest income. Additional information regarding the calculation of this amount can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Efficiency Ratio (non-US GAAP)."
(l)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. Pre-provision net revenue excludes income tax expense. This ratio represents a non-US GAAP financial measure since it excludes the provision for loan losses and all gains and/or losses included in earnings. This measure is a key metric used by federal banking regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this ratio can be found in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K under the caption "Pre-Provision Net Revenue (non-US GAAP)."
(m)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(n)Includes loans categorized as special mention, substandard and doubtful.
(o)Includes loans categorized as substandard and doubtful.
(p)On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model. Prior to the adoption of the CECL model, the allowance for credit losses was the "allowance for loan losses."
(q)Included $2.5 million in recoveries during 2020 and $1.8 million in recoveries during 2019 on one single large commercial relationship.
(r)Peoples' capital conservation buffer was 6.50% at December 31, 2020, 7.58% at December 31, 2019, 6.65% at December 31, 2018, 6.43% at December 31, 2017, and 6.11% at December 31, 2016.
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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 - on economies (local, national and international) and markets, and on Peoples' customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs, and other restrictions on travel and commercial, social and other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
(2)changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
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
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the CARES Act and the follow-up legislation enacted as the CAA, on December 27, 2020, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
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
(13)the discontinuation of LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(25)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics (including COVID-19), cybersecurity attacks, system failures, civil unrest (including any resulting branch closures or damage), military or terrorist activities or international conflicts;
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
(31)uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic; and
(32)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A RISK FACTORS" of this Form 10-K.
All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or through Peoples' website – www.peoplesbancorp.com under the "Investor Relations" section.
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

◦On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares, which Peoples' Board of Directors had authorized on February 27, 2020 and which was terminated on January 28, 2021. During 2020, Peoples repurchased 1,299,577 common shares for $29.3 million compared to 26,427 common shares for $805,000 during 2019.
◦Peoples originated $489.0 million of PPP loans during 2020 under the loan guarantee program created under the CARES Act. These loans were targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of December 31, 2020, Peoples had $366.9 million in PPP loans outstanding, which were included in commercial and industrial loan balances. Peoples recognized interest income of $10.7 million on PPP loans during 2020, which included $7.5 million for deferred fee/cost accretion.
◦During 2020, Peoples recorded a provision for credit losses of $26.3 million, compared to $2.5 million for 2019 and $5.4 million for 2018. During 2020, Peoples recorded $932,000 of the provision for credit losses to establish the allowance for credit losses for the loans acquired from Triumph Premium Finance. The increase in the provision for credit losses compared to 2019 was primarily related to the impact of COVID-19 on the CECL model, as well as the implementation of the CECL accounting standard.
◦Peoples has been providing relief solutions to consumer and commercial borrowers, including forbearance and modifications, during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples was selected to partner with JobsOhio, a private nonprofit organization charged with economic development. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦Peoples incurred $1.1 million in pension settlement charges in 2020 and $267,000 in 2018, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing settlement charges during the period. There were no such settlement charges during 2019.
◦During 2020, Peoples recorded $1.3 million of expenses related to the COVID-19 pandemic. These expenses were primarily related to donations made to community food banks and pantries, as well as contributions to funds to support employees, including, in the second quarter of 2020, the issuance of unrestricted common share awards totaling $396,000 granted to employees at the Assistant Vice President level and below.
◦During 2020, Peoples incurred $489,000 of acquisition-related expenses, compared to $7.3 million for each of 2019 and 2018. The acquisition-related expenses in 2020 were related to the Triumph Premium Finance acquisition, while the expenses during 2019 and 2018 were due to the First Prestonsburg and ASB acquisitions, respectively.
◦During 2020, Peoples sold restricted Class B Visa stock for a gain of $680,000, which was recorded in other non-interest income. Peoples also sold restricted Class B Visa stock during 2019, resulting in a gain of $787,000.
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as the "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance will continue to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill. Total consideration paid for this acquisition was $94.5 million. As of December 31, 2020, Peoples Premium Finance loans had grown to $114.8 million.
◦During 2020, Peoples recognized credits to its FDIC insurance expense as the FDIC issued credits to member banks to offset against the quarterly assessment as a result of the deposit insurance fund reaching its target threshold for smaller banks. These credits were used by Peoples beginning in 2019 and were fully exhausted during the second quarter of 2020.
◦On April 2, 2020, Peoples entered into a First Amendment to the Loan Agreement with U.S. Bank National Association (the “U.S. Bank Loan Agreement”), entered into on April 3, 2019, to extend the maturity. The First Amendment to Loan Agreement extends the maturity from April 2, 2020 to April 1, 2021. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.

◦During 2020, Peoples recognized $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits, compared to $482,000 in 2019.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve Board first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020 and then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of December 31, 2020. According to the Chair of the Federal Reserve Board, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve Board does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve Board has indicated it is committed to a target 0% - 0.25% range for Federal Funds through at least 2023.
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
◦At the close of business on April 12, 2019, Peoples completed the merger with First Prestonsburg. First Prestonsburg merged into Peoples and First Prestonsburg's wholly-owned subsidiary, The First Commonwealth Bank of Prestonsburg, Inc., which operated nine full-service bank branches in central and eastern Kentucky, merged into Peoples Bank. First Prestonsburg shareholders received total merger consideration of $43.7 million, of which $11.3 million was in the form of a special cash dividend paid by First Prestonsburg to its shareholders prior to the merger with the remainder being paid in the form of an aggregate of 1,005,478 Peoples common shares by Peoples. The merger added $129.4 million of total loans and $257.2 million of total deposits at the acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $15.2 million of goodwill. Refer to "Note 19 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
◦At the close of business on April 13, 2018, Peoples completed the merger with ASB. ASB merged into Peoples, and ASB's wholly-owned subsidiary, American Savings Bank, fsb, which operated seven full-service bank branches and two loan production offices in southern Ohio and eastern Kentucky, merged into Peoples Bank. Under the terms of the merger agreement, Peoples paid total merger consideration of $41.5 million. The merger added an aggregate of $239.2 million of total loans and loans held for sale, and $198.6 million of total deposits at the acquisition date, after fair value adjustments. Peoples also recorded $2.6 million of other intangible assets and $18.1 million of goodwill.
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
Management has identified four accounting policies as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples' Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The four accounting policies identified were the allowance for credit losses, business combinations, goodwill, and income taxes. These four accounting policies are described in further detail below.
Allowance for Credit Losses
Peoples adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2020, and began using the CECL model to estimate its allowance for credit losses. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns, and reasonable and supportable forecast periods. Peoples identified 17 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
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
There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2020 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
Peoples also completes a quarterly evaluation for unfunded commitments for loans that are not unconditionally cancellable, which includes construction loans, floor plan lines of credit, home equity lines of credit, other credit lines and letters of credit. Peoples performed a study to determine the historical funding rates of unadvanced portions of loans, and applied these funding rates to the unfunded commitments at period end. The loss rates, including qualitative factors, in determining the allowance for credit losses were applied at the segment level to the unfunded commitment amounts to determine the allowance for credit loss liability for unfunded commitments.
Prior to January 1, 2020, Peoples utilized the incurred loss model for estimating its allowance for loan losses.
Business Combinations
Peoples utilizes the acquisition method of accounting for business combinations. As of the acquisition date, Peoples records the acquired company's net assets at fair value. The determination of fair value as of the acquisition date requires management to consider various factors that involve judgment and estimation, including the application of discount rates, prepayment rates, attrition rates, future estimates of interest rates, as well as many other assumptions. These assumptions can have a material impact on the estimated fair value, and as a result, the goodwill recorded in a business combination.
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
The value of recorded goodwill is supported by revenue that is driven by the volume of business transacted and Peoples' ability to provide quality, cost-effective services in a competitive market place. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  Goodwill impairment exists when the carrying value of the reporting unit (as defined by US GAAP) exceeds its fair value value and an impairment loss is recognized in earnings in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
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
Peoples elected to early adopt Accounting Standards Update (ASU) 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" as of January 1, 2019. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
Peoples performs its required annual impairment test as of October 1st each year.  Peoples first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In this evaluation, Peoples assesses relevant events and circumstances, which may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events specific to Peoples, significant changes in the reporting unit, or a sustained decrease in stock price. If Peoples determines that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary. However, Peoples has the option to complete the quantitative impairment test to corroborate the findings of its qualitative analysis. If Peoples determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, Peoples must complete the quantitative impairment test.
At October 1, 2020, management elected to bypass the qualitative assessment and completed a quantitative impairment test due to the COVID-19 pandemic, and its related impact on stock prices during 2020. This test resulted in management concluding that the fair value of the reporting unit exceeded its carrying value.
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
A valuation allowance is recognized to reduce any deferred tax asset when, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict. Peoples' largest deferred tax assets involve differences related to Peoples' allowance for credit losses, available-for-sale securities, and accrued employee benefits. Management determined a valuation allowance of $805,000 at December 31, 2017, to be recorded against the deferred tax assets associated with its investment in a partnership investment. In 2018, Peoples released the valuation allowance, which reduced income tax expense by $805,000. Peoples sold $6.7 million of equity investment securities in the second quarter of 2018, which resulted in a capital gain for tax purposes. This capital gain was large enough to offset an anticipated future capital loss, which was expected to be recognized due to the structure of the historical tax credit investment, resulting in the release of the valuation allowance. There were no valuation allowances recorded at December 31, 2020 or 2019.
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
From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefits was immaterial at both December 31, 2020 and 2019.
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
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2020 was $34.8 million, compared to $53.7 million in 2019 and $46.3 million in 2018, representing earnings per diluted common share of $1.73, $2.63 and $2.41, respectively. The decline in earnings compared to 2019 was driven by a higher provision for credit losses, which was impacted by the new CECL accounting methodology implemented on January 1, 2020, coupled with the effect that COVID-19 had on the economic assumptions used within the CECL model. Non-core items contained in net income included net gains and losses, COVID-19-related expenses, severance expenses, pension settlement charges and acquisition-related costs. These non-core items negatively impacted earnings per diluted common share by $0.22 for 2020 compared to $0.30 for 2019 and $0.13 for 2018.
Net interest income declined 1% to $138.9 million for 2020, compared to $140.8 million for 2019, and totaled $129.6 million for 2018. The decrease compared to 2019 was largely due to the low interest rate environment that began in early 2020 as a result of the COVID-19 pandemic, which had a negative impact on interest income from loans and investment securities, and was partially offset by lower interest expense as Peoples closely managed funding costs. Net interest margin was 3.24% in 2020, compared to 3.69% in 2019 and 3.71% in 2018. Net interest margin compressed during 2020 as loan yields declined due to the low interest rate environment and investment securities yields decreased as premium amortization increased due to higher refinancing activity. Included in net interest income during 2020 was the impact of the PPP loans, which added $10.7 million in interest income and 2 basis points to net interest margin. Funding costs were controlled during 2020, and declined 36 basis points compared to 2019. Net interest income grew during 2019, compared to 2018, largely due to loan growth, which was positively impacted by the First Prestonsburg and ASB acquisitions, and higher loan yields. Accretion income, net of amortization expense, from acquisitions totaled $2.8 million for 2020, $4.9 million for 2019 and $2.2 million for 2018, adding 7 basis points, 12 basis points and 6 basis points, respectively, to the net interest margin. During 2018, proceeds of $0.9 million were received on an investment security that, in prior years, had been written down due to an other-than-temporary impairment, which added 3 basis points to net interest margin.
Provision for credit losses grew to $26.3 million for 2020, compared to $2.5 million for 2019. This growth was due to the combination of the implementation of the CECL model at the beginning of 2020, and the impact of the COVID-19 pandemic on the economic forecasts utilized within the model. Provision for credit losses declined during 2019 compared to 2018, reflecting lower net charge-offs, which included a $1.8 million recovery on a previously charged-off loan, and reduced loan growth compared to the prior year. Net charge-offs as a percent of average total loans were 0.05% for 2020, 0.04% for 2019 and 0.15% for 2018.
Total non-interest income declined 1% compared to 2019, and was largely due to a $2.3 million reduction in deposit account service charges, which was driven by the COVID-19 pandemic and the higher balances being maintained by customers throughout 2020. The decline in deposit account service charges was partially offset by higher mortgage banking income, as a result of higher refinancing activity due to the low interest rate environment during 2020. Increases in trust and investment income and electronic banking income were more than offset by decreases in insurance income, commercial loan swap fee income and bank owned life insurance income. Compared to 2018, total non-interest income during 2019 increased 13%, and was mostly due to higher electronic banking income, deposit account service charges and swap fee income. Total non-interest income was positively impacted during 2019 due to the additional deposit accounts and cardholders associated with the acquisitions of First Prestonsburg and ASB.
Total non-interest expense decreased $3.6 million, or 3%, from 2019 and was driven by a reduction in acquisition-related expenses. Declines in salaries and employee benefit costs, which were mostly due to increased deferred personnel costs associated with the origination of PPP loans, were partially offset by higher data processing and software expense that was largely a result of implementation of new software, coupled with higher core processing costs. Peoples also recorded higher FDIC insurance expense during 2020 compared to the prior year, as credits had been received and recognized during 2019, and were fully utilized during the second quarter of 2020. Included in total non-interest expense during 2020 were certain non-core expenses which included COVID-19-related expenses of $1.3 million, severance expenses and pension settlement charges that totaled $1.1 million each, and acquisition-related expenses of $0.5 million. During 2019, non-core expenses included $7.3 million of acquisition-related expenses. Compared to 2018, total non-interest expense during 2019 grew $11.3 million, or 9%. This was mostly related to increases in salaries and employee benefit costs, net occupancy and equipment expense, electronic banking expense and data processing and software expense, which were partially offset by lower FDIC insurance expense and professional fees. The growth in salaries and employee benefit costs compared to 2018 was primarily due to higher base salaries, which were impacted by merit increases, including continued movement towards a $15 per hour minimum wage throughout Peoples' organization, and the employees added from the acquisitions in 2019 and 2018.
Peoples' efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, was 63.9% for 2020, compared to 64.7% for 2019 and 65.3% for 2018. The improvement in the efficiency ratio during 2020 was mostly due to a reduction in total non-interest expense, which more than offset declines in revenue. The decline in the efficiency ratio during 2019 was primarily related to higher total revenue, which outpaced increases in total non-interest expense. The efficiency ratio, when adjusted for non-core items, was 61.9% for 2020, 61.1% for 2019 and 61.3% for 2018. The increase in the adjusted efficiency ratio for 2020 was mostly due to lower revenue, as a result of the low interest rate environment.
Income tax expense totaled $7.9 million for 2020, compared to $11.7 million for 2019 and $8.7 million for 2018. The effective tax rate for 2020 was 18.5%, an increase from 17.8% for 2019 and 15.9% for 2018. Included in income tax expense during 2020 was $863,000 related to a correction for the prior year.
Total assets increased 9% to $4.76 billion at December 31, 2020, compared to $4.35 billion at year-end 2019. The key contributor to the increase was loan growth, which added $500.6 million, and was primarily related to the PPP loans and the premium finance acquisition. The allowance for credit losses increased to $50.4 million or 1.48% of total loans, net of deferred fees and costs, compared to $21.6 million and 0.75%, respectively, at December 31, 2019. The increase in the allowance for credit losses compared to December 31, 2019 was due to the implementation of ASU 2016-13 on January 1, 2020, coupled with the impact of the COVID-19 pandemic on the underlying assumptions within the CECL model.
Total liabilities were $4.19 billion at December 31, 2020, an increase of $425.3 million since December 31, 2019. Total deposits increased $619.0 million, to $3.91 billion at December 31, 2020. The significant growth in deposits compared to December 31, 2019 was largely due to the COVID-19 pandemic, resulting in customers maintaining higher balances due to changed customer habits, coupled with the influx of fiscal stimulus funds and proceeds from PPP loans. Total demand deposits comprised 43% of total deposits at December 31, 2020 and were 40% of total deposits at December 31, 2019.
Total stockholders' equity was $575.7 million at December 31, 2020, a decline of 3% from December 31, 2019. The decrease compared to 2019 was due to combination of the repurchase of common shares in the amount of $29.3 million and dividends paid of $27.5 million, which were partially offset by net income of $34.8 million. Peoples also had a $3.7 million reduction to retained earnings related to the adoption of the CECL accounting standard on January 1, 2020.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed "well capitalized." Peoples' tier 1 capital ratio was 13.25% at December 31, 2020, versus 14.84% at December 31, 2019, while the total capital ratio was 14.50% at December 31, 2020, versus 15.58% at December 31, 2019. The common equity tier 1 risk-based capital ratio was 13.01% at December 31, 2020 compared to 14.59% at December 31, 2019. Regulatory capital declined compared to 2019, mostly due to the impact of the repurchase of common shares during 2020. Peoples' book value and tangible book value per share were $29.43 and $19.99, respectively, at December 31, 2020, compared to $28.72 and $20.14, respectively, at December 31, 2019. Additional information regarding capital requirements can be found in "Note 16 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on loans and investments, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue and was 69% of total revenue during 2020. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a statutory federal corporate income tax rate of 21% for 2020, 2019 and 2018. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.

The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Net interest income	$138,923	$140,838	$129,612
Taxable equivalent adjustments	1,054	1,068	881
FTE net interest income	$139,977	$141,906	$130,493

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2020			2019			2018
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$103,767	$343	0.33%	$43,157	$919	2.13%	$19,462	$402	2.07%
Investment securities (a)(b)(c):
Taxable (d)	868,930	14,370	1.65%	870,921	23,420	2.69%	784,108	23,283	2.97%
Nontaxable	101,965	3,146	3.09%	106,437	3,331	3.13%	94,023	3,123	3.32%
Total investment securities	970,895	17,516	1.80%	977,358	26,751	2.74%	878,131	26,406	3.01%
Loans (b)(c)(e):
Construction	107,862	4,883	4.45%	111,734	6,008	5.30%	122,007	5,970	4.83%
Commercial real estate, other	854,749	36,499	4.20%	829,581	44,574	5.30%	819,606	41,102	4.95%
Commercial and industrial	925,060	34,458	3.66%	601,900	31,611	5.18%	517,026	26,042	4.97%
Premium finance	50,687	2,855	5.54%	—	—	—%	—	—	—%
Residential real estate (f)	660,025	31,155	4.72%	641,053	30,671	4.78%	577,858	25,965	4.49%
Home equity lines of credit	127,454	5,799	4.55%	132,235	7,715	5.83%	127,852	6,712	5.25%
Consumer, indirect	453,379	19,364	4.27%	416,768	17,350	4.16%	373,450	14,627	3.92%
Consumer, direct	79,138	5,286	6.68%	78,838	5,564	7.06%	73,171	4,919	6.72%
Total loans	3,258,354	140,299	4.26%	2,812,109	143,493	5.06%	2,610,970	125,337	4.75%
Allowance for credit losses	(47,692)			(21,239)			(19,359)
Net loans	3,210,662	140,299	4.33%	2,790,870	143,493	5.10%	2,591,611	125,337	4.80%
Total earning assets	4,285,324	158,158	3.66%	3,811,385	171,163	4.46%	3,489,204	152,145	4.33%
Goodwill and other intangible assets	181,526			173,529			158,115
Other assets	272,439			237,568			224,513
Total assets	$4,739,289			$4,222,482			$3,871,832
Interest-bearing deposits:
Savings accounts	$571,676	$175	0.03%	$511,112	$437	0.09%	$468,624	$303	0.06%
Government deposit accounts	375,305	2,226	0.59%	323,768	3,220	0.99%	306,356	1,521	0.50%
Interest-bearing demand accounts	658,214	455	0.07%	605,637	1,111	0.18%	564,345	750	0.13%
Money market accounts	549,276	1,416	0.26%	425,207	2,745	0.65%	386,607	1,359	0.35%
Retail certificates of deposit	473,244	6,748	1.43%	465,381	8,002	1.72%	383,929	4,842	1.26%
Brokered deposits	223,940	2,480	1.11%	272,553	6,695	2.46%	220,109	4,930	2.24%
Total interest-bearing deposits	2,851,655	13,500	0.47%	2,603,658	22,210	0.85%	2,329,970	13,705	0.59%
Borrowed funds:
Short-term FHLB advances	129,928	2,489	1.92%	197,987	4,455	2.25%	219,897	4,494	2.04%
Repurchase agreements and other	46,706	82	0.18%	46,812	257	0.55%	79,149	744	0.94%
Total short-term borrowings	176,634	2,571	1.46%	244,799	4,712	1.92%	299,046	5,238	1.75%
Long-term FHLB advances	107,935	1,740	1.61%	87,472	1,814	2.07%	109,944	2,192	1.99%
Other borrowings	8,757	370	4.23%	7,368	521	7.07%	7,338	517	7.05%
Total long-term borrowings	116,692	2,110	1.81%	94,840	2,335	2.46%	117,282	2,709	2.31%
Total borrowed funds	293,326	4,681	1.59%	339,639	7,047	2.07%	416,328	7,947	1.90%
Total interest-bearing liabilities	3,144,981	18,181	0.58%	2,943,297	29,257	0.99%	2,746,298	21,652	0.79%
Non-interest-bearing deposits	924,799			653,082			591,592
Other liabilities	94,123			59,980			45,803
Total liabilities	4,163,903			3,656,359			3,383,693
Stockholders’ equity	575,386			566,123			488,139
Total liabilities and stockholders’ equity	$4,739,289			$4,222,482			$3,871,832
Interest rate spread (b)		$139,977	3.08%		$141,906	3.47%		$130,493	3.54%
Net interest margin (b)			3.24%			3.69%			3.71%
(a) Average balances are based on carrying value.
(b) Interest income and yields are presented on an fully-tax-equivalent basis using a 21% statutory federal corporate income tax rate.
(c) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of $1.5 million unfunded commitment liability included in accrued expense and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
(d) Interest income and yield presented for 2018 includes $0.9 million of proceeds on an investment security for which an other-than-temporary-impairment had been recorded in previous years. There was no proceeds recorded in 2020 and 2019.
(e) Average balances include nonaccrual, impaired loans, and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(f) Loans held for sale are included in the average loan balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2019 to 2020			Changes from 2018 to 2019
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(1,163)	$587	$(576)	$24	$493	$517
Investment Securities (b):
Taxable	(8,997)	(53)	(9,050)	(2,309)	2,446	137
Nontaxable	(46)	(139)	(185)	(188)	396	208
Total investment income	(9,043)	(192)	(9,235)	(2,497)	2,842	345
Loans (b):
Construction	(925)	(200)	(1,125)	556	(518)	38
Commercial real estate, other	(9,372)	1,297	(8,075)	2,967	505	3,472
Commercial and industrial	(10,807)	13,654	2,847	1,149	4,420	5,569
Premium finance	—	2,855	2,855	—	—	—
Residential real estate	(416)	900	484	1,750	2,956	4,706
Home equity lines of credit	(1,646)	(270)	(1,916)	767	236	1,003
Consumer, indirect	459	1,555	2,014	957	1,766	2,723
Consumer, direct	(298)	20	(278)	252	393	645
Total loan income	(23,005)	19,811	(3,194)	8,398	9,758	18,156
Total interest income	(33,211)	20,206	(13,005)	5,925	13,093	19,018
INTEREST EXPENSE:
Deposits:
Savings accounts	(309)	47	(262)	105	29	134
Government deposit accounts	(1,448)	454	(994)	1,608	91	1,699
Interest-bearing demand accounts	(745)	89	(656)	303	58	361
Money market accounts	(1,973)	644	(1,329)	1,238	148	1,386
Retail certificates of deposit	(1,387)	133	(1,254)	1,995	1,165	3,160
Brokered deposit	(3,182)	(1,033)	(4,215)	510	1,255	1,765
Total deposit cost	(9,044)	334	(8,710)	5,759	2,746	8,505
Borrowed funds:
Short-term borrowings	(1,605)	(536)	(2,141)	49	(575)	(526)
Long-term borrowings	(687)	462	(225)	87	(461)	(374)
Total borrowed funds cost	(2,292)	(74)	(2,366)	136	(1,036)	(900)
Total interest expense	(11,336)	260	(11,076)	5,895	1,710	7,605
Net interest income	$(21,875)	$19,946	$(1,929)	$30	$11,383	$11,413
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully-tax-equivalent basis using a 21% statutory federal corporate income tax rate.

Net interest income decreased $1.9 million, or 1% compared to 2019, and net interest margin declined to 3.24%, compared to 3.69% for 2019. Net interest income and net interest margin were negatively impacted by the low interest rate environment during 2020, which also led to a $5.0 million increase in premium amortization on Peoples' investment securities portfolio during 2020, compared to 2019. Peoples recorded $10.7 million in interest income on PPP loans during 2020, which included the impact of accretion of net deferred loan fees and costs, which added 2 basis points to net interest margin. Premium finance loans added

$2.9 million of interest income during 2020, and 2 basis points to net interest margin. Funding costs declined to 58 basis points compared to 99 basis points for 2019, which was driven by reductions in interest rates on deposits, coupled with controlled borrowing costs.
During 2020, Peoples recognized accretion income, net of amortization expense, from acquisitions of $2.8 million, which added 7 basis points to net interest margin, compared to $4.9 million and 12 basis points in 2019, and $2.2 million and 6 basis points in 2018. Accretion income during 2020 was impacted by increased prepayment activity. During 2018, proceeds of $894,000 were received on an investment security that had been, in previous years, written-down due to an other-than-temporary impairment, which added 3 basis points to the net interest margin, while there were no similar proceeds in 2019 and 2020. Additional interest income in 2020 from prepayment fees and interest recovered on nonaccrual loans was $738,000, compared to $564,000 in 2019 and $420,000 in 2018.
Net interest income grew 9% during 2019, compared to 2018. The primary driver of the increase in net interest income was higher interest income on loans due to a combination of loan growth, which was boosted by the acquisitions of ASB in 2018 and First Prestonsburg in 2019, and higher yields on loans. Net interest margin was relatively stable during 2019, compared to 2018, as the increase in loan yields nearly outpaced the reduction in investment yields and higher funding costs.
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
Provision for Credit Losses
On January 1, 2020, Peoples adopted the provisions of ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", commonly referred to as the CECL model. Prior to the adoption of the CECL methodology, the provision for credit losses was the "provision for loan losses." The following table details Peoples’ provision for credit losses recognized for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Provision for other credit losses	$25,798	$1,845	$4,677
Provision for checking account overdrafts	456	659	771
Provision for credit losses	$26,254	$2,504	$5,448
As a percent of average total loans	0.81%	0.09%	0.21%
The provision for credit losses represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  The CECL methodology utilized by Peoples relies on economic forecasts, as well as other key assumptions including prepayments, probability of default and loss given default. Under the incurred loss model (the accounting methodology prior to 2020), the process for estimating allowance for loan losses considered various factors that affect losses, such as changes in Peoples’ loan quality and historical loss experience. Given the relatively low recent loss history, the incurred loss model was highly dependent on qualitative factors to arrive at an appropriate allowance for loan losses in periods prior to 2020. These qualitative factors included current economic conditions, and other environmental factors such as changes in real estate market conditions, unemployment, and the economic impact of tariffs.
During 2020, the COVID-19 pandemic caused the economic outlook and assumptions used in the CECL model to be unfavorable, and as a result, caused the need for additional provision for credit losses to be recorded resulting in higher allowance for credit losses for the year, compared to prior years.
The lower provision for loan losses for 2019 compared to 2018 was due to lower charge-offs and less loan growth compared to 2018. Net charge-offs in 2019 included a recovery of $1.8 million recorded on a previously charged-off commercial loan.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption "Allowance for Credit Losses."
Net (Losses) Gains Included in Total Non-Interest Income
Net (losses) gains include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income.

The following table details the net (losses)gains for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2020	2019	2018
Net (loss) gain on investment securities	$(368)	$164	$(146)

Net loss on asset disposals and other transactions:
Net loss on other assets	$(367)	$(692)	$(224)
Net loss on debt extinguishment	—	—	(13)
Net loss on OREO	(120)	(98)	(21)
Net gain (loss) on other transactions	197	8	(76)
Net loss on asset disposals and other transactions	$(290)	$(782)	$(334)
The net loss on other assets during 2020 was primarily due to the loss of $145,000 on the sale of a closed branch from the ASB acquisition, and market value write-down of $108,000 related to closed offices that were held for sale. The net gain on other transactions during 2020 was due to receiving $197,000 in funds from a limited partnership investment.
The net loss on other assets during 2019 was driven by net losses on repossessed assets of $320,000, the write-offs of fixed assets acquired from First Prestonsburg of $243,000 and market value write-downs related to closed offices that were held for sale.
The net loss on other assets during 2018 was primarily due to the disposal of $190,000 of ASB fixed assets acquired coupled with $198,000 of market value write-downs related to closed offices that were held for sale. The net loss on other transactions during 2018 was due to the write-down of a limited partnership investment.
Total Non-Interest Income, Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: electronic banking income ("e-banking"); insurance income; trust and investment income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. As a result, total non-interest income excluding net gains and losses accounted for 31.7% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2020, compared to 31.5% in 2019 and 30.6% in 2018.
The increase in Peoples' total non-interest income excluding net gains and losses as a percent of total revenue during 2019 from 2018 was due to increases in nearly all non-interest income categories, combined with the interest rate environment and a high amount of loan payoffs constraining net interest income in the latter half of 2019.
E-banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses, for 2020. The following table shows Peoples' e-banking income for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
E-banking income	$14,246	$13,680	$11,477
Peoples' e-banking services include ATM and debit cards, direct deposit services, Internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. During 2020, e-banking income increased $566,000, or 4%, largely due to increased usage of debit cards, coupled with the full year impact of the First Prestonsburg acquired accounts. The growth in e-banking income in 2019, compared to 2018, was the result of the increased volume of customers and usage of debit cards, which includes the impact of additional customers and accounts added in the acquisition of First Prestonsburg in 2019 and of ASB in 2018. In 2020, Peoples' customers used their debit cards to complete $1.0 billion of transactions, versus $913.7 million in 2019 and $801.2 million in 2018.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Property and casualty insurance commissions	$10,240	$10,605	$10,512
Life and health insurance commissions	1,897	2,065	2,276
Performance-based commissions	1,457	1,530	1,452
Other fees and charges	448	602	572
Insurance income	$14,042	$14,802	$14,812
Insurance income declined 5% during 2020, compared to 2019, and decreased across each category of insurance income. The decrease compared to 2019 was mostly due to the impact of the COVID-19 pandemic. Compared to 2018, insurance income was relatively flat for 2019. The majority of performance-based commissions typically is recorded annually in the first quarter and is based on a combination of factors, such as loss experience of insurance policies sold, production volumes and overall financial performance of the individual insurance carriers.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Fiduciary	$6,906	$6,761	$6,579
Brokerage	4,560	4,198	4,001
Employee benefits fees	2,196	2,200	1,963
Trust and investment income	$13,662	$13,159	$12,543
The following table details Peoples’ assets under administration and management at year-end December 31:

(Dollars in thousands)	2020	2019	2018
Trust	$1,885,324	$1,572,933	$1,384,113
Brokerage	1,009,521	944,002	849,118
Total	$2,894,845	$2,516,935	$2,233,231
Annual average	$2,510,596	$2,382,017	$2,342,102
Trust and investment income increased $503,000, or 4%, compared to 2019. Peoples grew assets under management by 15% during 2020, driving the increase in both fiduciary and brokerage income compared to the prior year. This increase was partially due to new assets under management, coupled with the improvement in market values of assets under management at December 31, 2020. Employee benefits fees for 2020 were relatively flat compared to 2019.
During 2019, the increases in fiduciary and brokerage revenues compared to 2018 were due to a combination of an increase in the market value of accounts during the latter part of 2019 and new assets under administration and management. Average assets under administration and management during 2019 were impacted by the lower balance at the beginning of 2019 as a result of the downward shift in U.S. financial markets at the end of 2018 and in early 2019. Income from employee benefit plans in 2019 increased compared to 2018 due to the continued growth in administration of 401(k) plans for businesses. Peoples has added experienced financial advisors in previously underserved market areas, and generated new business and revenue related to retirement plans for which it manages the assets and provides services.
Deposit account service charges are based on the costs associated with services provided by Peoples.  The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Overdraft and non-sufficient funds fees	$5,073	$7,069	$6,571
Account maintenance fees	3,573	3,832	2,718
Other fees and charges	772	799	489
Deposit account service charges	$9,418	$11,700	$9,778
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates its fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. During 2020, deposit account service charges declined 20% as customer habits changed as a result of the COVID-19 pandemic resulting in customers maintaining higher balances, coupled with fiscal stimulus funds provided by the government to individuals and proceeds from PPP loans to businesses. Income from deposit account service charges increased in 2019 compared to 2018 primarily due to the First Prestonsburg and ASB acquisitions, respectively, coupled with changes in fee schedules. Peoples implemented a new deposit account fee schedule in March 2019, which also positively impacted deposit account service charges compared to 2018.
The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Mortgage banking income	$6,499	$4,328	$3,333
Bank owned life insurance income	1,977	2,430	1,955
Commercial loan swap fees	1,741	2,228	681
Other non-interest income (a)	$2,745	$2,565	$2,655
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in a gain in income of $660,000 for 2020, $831,000 for 2019, and $207,000 for 2018.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market.

Mortgage banking income increased significantly during 2020, by 50% compared to 2019, as the low interest rate environment during the year resulted in heavy refinance activity. Mortgage banking income also increased in 2019, compared to 2018, due to higher customer demand, which was driven by the decline in mortgage interest rates during second half of 2019. In 2020, Peoples sold approximately $111.9 million of loans to the secondary market with servicing retained and sold approximately $150.9 million in loans with servicing released, compared to approximately $98.2 million and $55.4 million, respectively, in 2019. Peoples sold $66.3 million of loans to the secondary market with servicing retained and $56.4 million of loans with servicing released during 2018. The volume of sales has a direct impact on the amount of mortgage banking income.
BOLI income declined $453,000 compared to 2019, and the reduction was largely driven by the recognition of $482,000 of tax-free death benefits that exceeded the cash surrender value of the insurance policies during 2019. These proceeds were also the contributor to the increase in BOLI income during 2019 compared to 2018. Peoples purchased no additional BOLI policies during 2020, 2019 and 2018.
Commercial loan swap fees are largely dependent on the timing and volume of customer activity. During 2020, the low interest rate environment resulted in the $487,000 decrease in commercial loan swap fee income, as customer demand lessened. Compared to 2018, commercial loan swap fees in 2019 more than tripled, and were also driven by an increase in customer demand as a result of the interest rate declines in the latter half of 2019.
Other non-interest income during 2020 and 2019 included additional income related to gains recorded on the sale of restricted Class B Visa stock of $680,000 and $787,000, respectively. Other non-interest income in 2019 also included a decline in SBA income of $559,000, or 80%, compared to 2018 as a result of lower volume of loan originations and sales. During 2018, other non-interest income also included $207,000 recorded in connection with the implementation of a new accounting standard, which modified how the change in the fair value of equity investment securities was recorded beginning on January 1, 2018.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Base salaries and wages	$52,016	$51,835	$46,438
Sales-based and incentive compensation	12,200	11,850	11,703
Employee benefit costs	8,510	8,497	6,528
Stock-based compensation	3,607	3,655	2,575
Deferred personnel costs	(4,342)	(2,768)	(2,151)
Payroll taxes and other employment costs	4,370	4,791	4,215
Salaries and employee benefit costs	$76,361	$77,860	$69,308
Full-time equivalent employees:
Actual at end of the period	894	900	871
Average during the period	894	900	840
Base salaries and wages in 2020 were relatively flat compared to 2019. Both 2019 and 2018 included $2.2 million of one-time expenses associated with acquisitions, whereas Peoples incurred $1.1 million in severance expenses in 2020, due primarily to a management restructuring that occurred in the latter half of 2020. Base salaries and wages were impacted by merit increases, as well as continued movement towards a $15 per hour minimum wage throughout Peoples' organization. The $15 per hour minimum wage was phased in beginning in 2018 and was largely implemented as of January 1, 2020. Base salaries and wages were also impacted by the addition of employees, primarily as a result of the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018.
Sales-based and incentive compensation increased in 2020 and 2019 largely due to higher incentive compensation related to the overall company performance measures combined with mortgage banking income growth of real estate loans sold in the secondary market. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
During 2020, employee benefit costs were relatively flat compared to 2019. The increase in employee benefits in 2019 compared to 2018 was impacted by the First Prestonsburg and ASB acquisitions, and included an increase in medical insurance costs of $1.8 million due primarily to higher medical claims, which was impacted by an increase in the number of participants in the insurance plan.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, and an adjustment is made at the vesting date to reverse expense for non-vested awards. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Stock-based compensation was relatively flat for 2020, compared to 2019. The increase in stock-based compensation during 2019, compared to 2018, correlates to Peoples' improved performance, and was also driven by higher expense related to stock grants made to retirement eligible grantees. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than the vesting period. Additional information regarding Peoples' stock-based compensation plans and awards can be found in "Note 17 Stock-Based Compensation" of the Notes to the Consolidated Financial Statements.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year, which increased in 2020 compared to 2019. Materially impacting the comparison was the recognition of $921,000 in deferred personnel costs during 2020 related to the origination of PPP loans. Increased production in residential real estate and indirect consumer loans resulted in higher deferred personnel costs in 2020 compared to 2019. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption "Loans."
Payroll taxes and other employee costs decreased during 2020 due to $454,000 in dividends received from Ohio Bureau of Workers' Compensation in an effort to ease the impact of COVID-19 on the state's business community and workforce. Payroll taxes and other employee costs increased during 2019 as a result of higher base salaries and wages, sales-based and incentive compensation, and employee benefits.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2020	2019	2018
Depreciation expense	$5,955	$5,702	$4,937
Repairs and maintenance costs	2,988	3,016	2,825
Net rent expense	1,293	1,022	961
Property taxes, utilities and other costs	2,572	2,691	2,549
Net occupancy and equipment expense	$12,808	$12,431	$11,272
During 2020, net occupancy and equipment expense increased primarily due to increased depreciation expense and net rent expense. Depreciation expense increased due to a full year of depreciation related to the First Prestonsburg acquisition in 2019. Net rent expense increased due to the addition of new leases for the recent insurance acquisition and premium finance acquisition, as well as a full year of rent expense for the First Prestonsburg branches. Net occupancy and equipment expense increased during 2019 primarily due to the increased maintenance costs, property taxes, utilities and other costs related to the addition of nine full-service bank branches from the First Prestonsburg acquisition; a full year of expenses related to the additional locations from the ASB acquisitions in 2018; and ongoing increased operating costs associated with the expanded footprint. These increases were partially offset by a reduction in ATM repairs and maintenance costs resulting from a new vendor servicing agreement.
The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
E-banking expense	$7,777	$7,186	$6,057
Data processing and software expense	7,441	6,332	5,419
Professional fees	6,912	7,095	7,862
Franchise tax expense	3,506	3,071	2,771
Amortization of other intangible assets	3,223	3,359	3,338
Marketing expense	2,101	2,291	1,962
Other loan expenses	1,584	1,956	1,431
FDIC insurance expense	1,302	602	1,546
Communication expense	1,134	1,181	1,265
Other non-interest expense	$9,546	$13,886	$13,746
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense was up for 2020, compared to 2019, due to an increased usage by customers as a result of the COVID-19 pandemic, which in turn increased the volume of transactions involving debit cards and Peoples' internet and mobile banking service. The increase in 2019, compared to 2018, was due to customers completing a higher volume of transactions using their debit cards, and Peoples' Internet and mobile banking service.  Also contributing to the increase was the addition of accounts related to the acquisitions of First Prestonsburg in 2019 and ASB in 2018, as well as the annual increase in the cost of each unit of service in internet and mobile banking. The increased volume of customers and usage of debit cards also produced a greater increase in the corresponding e-banking revenues over the same period.

Data processing and software expense includes software support, maintenance and depreciation expense. The increase in data processing and software expense for 2020 was driven by systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features. The increase in these costs during 2019 was driven by systems and software upgrades and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; increases in customer accounts and customer usage of mobile and online banking tools; software upgrades; and additional network capacity and security features.
Professional fees were down compared to 2019, mainly due to lower consulting fees and legal expenses. Professional fees were lower in 2019 compared to 2018 mainly due to lower legal expenses and consulting work performed during 2018, which was not duplicated in 2019, combined with a decline in acquisition-related expenses of $481,000 compared to 2018.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity at year-end, in the states where Peoples has a physical presence. Expenses related to state franchise taxes increased in 2020 due to higher equity as of December 31, 2019 compared to December 31, 2018, coupled with additional taxes in Kentucky as a result of the First Prestonsburg acquisition in 2019. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets declined in 2020 due to the reduced amortization from previous acquisitions. Amortization of other intangible assets increased slightly during 2019 as a result of additional amortization related to the acquisition of First Prestonsburg.
Marketing expense, which includes advertising, donations, marketing campaigns, including the premium finance line of business and other public relations costs, decreased slightly in 2020 due to declines in electronic and print media, ad agency fees and other public relations expenses. Marketing expense was higher during 2019, compared to 2018, due to overall increases in spending on brand awareness, donations to Peoples Bank Foundation, Inc., and product marketing campaigns. Peoples Bank Foundation, Inc. was formed by Peoples in 2004 as a private foundation to make charitable contributions to organizations within Peoples' primary market area. The increases in marketing expense were also impacted by Peoples' expanded footprint due to the First Prestonsburg acquisition in 2019 and the ASB acquisition in 2018.
Other loan expenses declined during 2020, primarily due to higher deferral of costs associated with increased origination volume of consumer indirect loans. Other loan expenses increased during 2019 due to higher real estate loan expense, which was driven by the mortgage banking demand due to interest rate declines in the latter half of 2019. Other loan expenses increased during 2018 due to higher real estate loan expense and collection expenses. The increase in collection expenses was related to the growth in indirect consumer lending.
Peoples recorded higher FDIC insurance expense during 2020 compared to the prior year, as credits were received and recognized during 2019, and were fully utilized during the second quarter of 2020. Peoples' FDIC insurance expense declined in 2019 due to two credits received related to its quarterly assessments as a result of the deposit insurance fund reaching its target threshold for smaller banks (banks with total consolidated assets of less than $10 billion) to recognize a credit to their insurance expense. Peoples cannot reasonably anticipate any future recognition of credits, as the deposit insurance fund is analyzed on a quarterly basis, and is the premise for receiving credits. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Peoples experienced improvements in each of these categories during 2018, leading to a reduction in the quarterly FDIC assessment rate in 2018, which offset increases in the expense that were attributable to the asset growth experienced during 2018. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."
The decrease in communication expense during 2019 and 2018 was attributable to the re-negotiation of contracts with vendors, as well as the elimination of analog circuits that have been replaced with newer more efficient technology.
Other non-interest expense decreased $4.3 million in 2020 compared to 2019, and increased $140,000 in 2019 compared to 2018. The decrease during 2020 compared to 2019, and increase during 2019 compared to 2018, were driven by $3.9 million of one-time acquisition-related expenses in 2019 and $3.6 million in 2018. The 2019 and 2018 acquisition-related expenses related mainly to contract termination fees and other costs related to the system conversion.
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

For the full year of 2020, income tax expense totaled $7.9 million, compared to $11.7 million in 2019, and $8.7 million in 2018, and the effective tax rate for 2020 was 18.5%, compared to 17.8% for 2019, and 15.9% for 2018. The decrease in income tax expense in 2020 compared to 2019 was the result of lower pre-tax income in 2020 related to the increase in the provision for credit losses recorded during 2020.
During 2020, income tax expense and the effective tax rate were positively impacted by tax exempt interest income, non-taxable BOLI income and the full-year impact of the investment in Peoples Risk Management, Inc., which reduced income tax expense by $412,000. Income tax expense for 2020 was also impacted by additional income tax expense related to an adjustment from the prior year of $863,000.
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
During 2018, the final remeasurement of deferred tax assets and deferred tax liabilities at the changed statutory federal corporate income tax rate from the Tax Cuts and Jobs ("TCJ") Act resulted in a reduction to income tax expense of $705,000. The initial remeasurement at the statutory federal corporate income tax rate resulted in write-down of $897,000 of Peoples' net deferred tax assets, which increased income tax expense recorded during 2017. Additionally, as of December 31, 2017, Peoples early adopted ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify, from accumulated other comprehensive income to retained earnings, the stranded income tax effects in accumulated other comprehensive loss resulting from the TCJ Act.
Peoples also recorded tax benefits of $5,000 in 2020, $195,000 in 2019, and $332,000 in 2018 related to stock awards that settled or vested during the year, with the majority recorded in the first quarter of each year.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. PPNR excludes income tax expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and losses included in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2020	2019	2018	2017	2016
Income before income taxes	$42,646	$65,358	$54,941	$57,203	$45,282
Add: provision for credit losses (a)	26,254	2,504	5,448	3,772	3,539
Add: net loss on debt extinguishment	—	—	13	—	707
Add: net loss on OREO	120	98	21	116	34
Add: net loss on investment securities	368	—	146	—	—
Add: net loss on other assets	170	692	224	—	188
Add: net loss on other transactions	—	—	76	—	204
Less: net gain on investment securities	—	164	—	2,983	930
Less: net gain on other assets	—	8	—	28	—
Less: net gain on other transactions	—	—	—	25	—
Pre-provision net revenue	$69,558	$68,480	$60,869	$58,055	$49,024

Total average assets	$4,739,289	$4,222,482	$3,871,832	$3,510,274	$3,320,447
Pre-provision net revenue to total average assets	1.47%	1.62%	1.57%	1.65%	1.48%
Weighted-average common shares outstanding - diluted	19,843,806	20,273,725	19,122,260	18,208,684	18,155,463
Pre-provision net revenue per common share - diluted	$3.49	$3.37	$3.18	$3.19	$2.70
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
PPNR increased in 2020 mostly due to the reduction in acquisition-related expenses incurred during 2020, compared to 2019, offset by a decrease in net interest income due to the low interest rate environment. The continued increase in PPNR in recent years has been driven by acquisitions, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. The ratio of PPNR to total average assets for 2018 declined compared to 2017 due to $7.3 million of acquisition-related expenses during 2018, mitigating the increase in PPNR, combined with the growth of average assets during the year, which was partially attributable to the ASB acquisition.
Core Non-Interest Income and Expense (non-US GAAP)
Core non-interest income and core non-interest expense are financial measures used to evaluate Peoples' recurring revenue and expense streams. These measures are non-US GAAP since they exclude the impact of all gains and/or losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related non-recurring expenses.
The following tables provide reconciliations of these non-US GAAP measures to the amounts of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2020	2019	2018	2017	2016

Core non-interest income:
Total non-interest income	$63,672	$64,274	$56,754	$55,573	$50,867
Less: net (loss) gain on investment securities	(368)	164	(146)	2,983	930
Less: net loss on asset disposals and other transactions	(290)	(782)	(334)	(63)	(1,133)
Total non-interest income excluding net losses and gains	$64,330	$64,892	$57,234	$52,653	$51,070
Plus: core banking system conversion revenue waived	—	—	—	—	85
Core non-interest income excluding net losses and gains	$64,330	$64,892	$57,234	$52,653	$51,155

(Dollars in thousands)	2020	2019	2018	2017	2016

Core non-interest expense:
Total non-interest expense	$133,695	$137,250	$125,977	$107,975	$106,911
Less: COVID-19-related expenses	1,332	—	—	—	—
Less: severance expenses	1,055	270	—	—	—
Less: pension settlement charges	1,054	—	267	242	—
Less: acquisition-related expenses	489	7,287	7,262	341	—
Less: system conversion expenses	—	—	—	—	1,259
Core non-interest expense	$129,765	$129,693	$118,448	$107,392	$105,652
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2020	2019	2018	2017	2016

Efficiency ratio:
Total non-interest expense	$133,695	$137,250	$125,977	$107,975	$106,911
Less: amortization of other intangible assets	3,223	3,359	3,338	3,516	4,030
Adjusted total non-interest expense	130,472	133,891	122,639	104,459	102,881

Total non-interest income	63,672	64,274	56,754	55,573	50,867
Less: net (loss) gain on investment securities	(368)	164	(146)	2,983	930
Less: net loss on asset disposals and other transactions	(290)	(782)	(334)	(63)	(1,133)
Total non-interest income, excluding net gains and losses	64,330	64,892	57,234	52,653	51,070

Net interest income	138,923	140,838	129,612	113,377	104,865
Add: fully-tax-equivalent adjustment (a)	1,054	1,068	881	1,912	2,027
Net interest income on a fully-tax equivalent basis	139,977	141,906	130,493	115,289	106,892

Adjusted revenue	$204,307	$206,798	$187,727	$167,942	$157,962

Efficiency ratio	63.86%	64.74%	65.33%	62.20%	65.13%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$129,765	$129,693	$118,448	$107,392	$105,652
Less: amortization of other intangible assets	3,223	3,359	3,338	3,516	4,030
Adjusted core non-interest expense	126,542	126,334	115,110	103,876	101,622

Core non-interest income excluding net gains and losses	64,330	64,892	57,234	52,653	51,155
Net interest income on a fully-tax-equivalent basis	139,977	141,906	130,493	115,289	106,892
Adjusted core revenue	$204,307	$206,798	$187,727	$167,942	$158,047

Efficiency ratio adjusted for non-core items	61.94%	61.09%	61.32%	61.85%	64.30%
(a) Based on a 21% statutory federal corporate income tax rate for 2020, 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.
The efficiency ratio for 2020 improved due to a decrease in non-interest expense. The higher efficiency ratio adjusted for non-core items for 2020, compared to 2019, was driven by lower revenue, while adjusted core non-interest expense was relatively flat. The decline in the efficiency ratio for 2019 from 2018 was mostly due to higher revenues, which grew at a faster pace than non-interest expense. The increase in the efficiency ratio between 2018 and 2017 was driven by acquisition-related expenses of $7.3 million in 2018, compared to $341,000 in 2017. The improvement in the efficiency ratio adjusted for non-core items in 2017 through 2019 was driven by acquisitions, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. Furthermore, managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the release of the deferred tax asset valuation allowance, the impact of the TCJ Act on the remeasurement of deferred tax assets and deferred tax liabilities, and the after-tax impact of all gains and losses, core banking system conversion revenue and expenses, acquisition-related expenses, pension settlement charges, severance expenses, and COVID-19-related non-recurring expenses in earnings.
The following table provides a reconciliation of this non-US GAAP financial measure to the amount of net income reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2020	2019	2018	2017	2016

Net income adjusted for non-core items:
Net income	$34,767	$53,695	$46,255	$38,471	$31,157
Add: core banking system conversion revenue waived	—	—	—	—	85
Less: tax effect of core banking system conversion revenue waived (a)	—	—	—	—	30
Add: net loss on investment securities	368	—	146	—	—
Less: tax effect of net loss on investment securities (a)	77	—	31	—	—
Less: net gain on investment securities	—	164	—	2,983	930
Add: tax effect of net gain on investment securities (a)	—	34	—	1,044	325
Add: net loss on asset disposals and other transactions	290	782	334	63	1,133
Less: tax effect of net loss on asset disposals and other transactions (a)	61	164	70	22	397
Add: system conversion expenses	—	—	—	—	1,259
Less: tax effect of system conversion expenses (a)	—	—	—	—	441
Add: acquisition-related expenses	1,459	7,530	7,262	341	—
Less: tax effect of acquisition-related expenses (a)	306	1,581	1,525	119	—
Add: severance expenses	1,055	270	—	—	—
Less: tax effect of severance expenses (a)	222	57	—	—	—
Add: pension settlement charges (a)	1,054	—	267	242	—
Less: tax effect of pension settlement charges (a)	221	—	56	85	—
Less: release of deferred tax asset valuation allowance	—	—	805	—	—
Less: impact of TCJ Act on deferred tax liability	—	—	705	—	—
Add: impact of TCJ Act on deferred tax assets	—	—	—	897	—
Add: COVID-19-related expenses	1,332	—	—	—	—
Less: tax effect of COVID-19-related expenses (a)	280	—	—	—	—
Net income adjusted for non-core items (after tax)	$39,158	$60,345	$51,072	$37,849	$32,161
Return on average assets:
Net income	$34,767	$53,695	$46,255	$38,471	$31,157
Total average assets	4,739,289	4,222,482	3,871,832	3,510,274	3,320,447
Return on average assets	0.73%	1.27%	1.19%	1.10%	0.94%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$39,158	$60,345	$51,072	$37,849	$32,161
Total average assets	4,739,289	4,222,482	3,871,832	3,510,274	3,320,447
Return on average assets adjusted for non-core items	0.83%	1.43%	1.32%	1.08%	0.97%
(a) Based on a 21% statutory federal corporate income tax rate for 2020, 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.

The decreases in return on average assets and return on average assets, adjusted for non-core items for 2020 were driven by a reduction in income due to the implementation of CECL, which was impacted by the COVID-19 pandemic. The increases in return on average assets and return on average assets adjusted for non-core items from 2016 through 2019 has been driven by the acquisitions in 2019 and 2018, coupled with the focus of growing revenues at a higher rate than expenses on a percentage basis. Managing expenses has been a major focus over the last four years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. The ratios in 2019 and 2018 were also positively impacted by the lower statutory federal corporate income tax rate compared to 2017.
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

(Dollars in thousands)	2020	2019	2018	2017	2016
Net income excluding amortization of other intangible assets:
Net income	$34,767	$53,695	$46,255	$38,471	$31,157
Add: amortization of other intangible assets	3,223	3,359	3,338	3,516	4,030
Less: tax effect of amortization of other intangible assets (a)	677	705	701	1,231	1,411
Net income excluding amortization of other intangible assets	37,313	56,349	48,892	40,756	33,776
Average tangible equity:
Total average stockholders' equity	$575,386	$566,123	$488,139	$450,379	$432,666
Less: average goodwill and other intangible assets	181,526	173,529	158,115	144,696	147,981
Average tangible equity	$393,860	$392,594	$330,024	$305,683	$284,685
Return on average stockholders' equity ratio:
Net income	$34,767	$53,695	$46,255	$38,471	$31,157
Average stockholders' equity	$575,386	$566,123	$488,139	$450,379	$432,666
Return on average stockholders' equity	6.04%	9.48%	9.48%	8.54%	7.20%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$37,313	$56,349	$48,892	$40,756	$33,776
Average tangible equity	$393,860	$392,594	$330,024	$305,683	$284,685
Return on average tangible equity	9.47%	14.35%	14.81%	13.33%	11.86%
(a) Based on a 21% statutory federal corporate income tax rate for 2020, 2019 and 2018 and a 35% statutory federal corporate income tax rate for 2017 and 2016.
The decrease in return on average tangible equity for 2020 was driven by a reduction in net income due to the implementation of CECL, which was negatively impacted by the COVID-19 pandemic. The decline in return on average tangible equity ratio in 2019 compared to 2018, was impacted by the First Prestonsburg acquisition, which increased capital. The return on average stockholders' equity and average tangible equity ratios increased in 2018 compared to 2017, reflecting the increase in net income which outpaced the increases in average stockholders' equity and average tangible equity. Average stockholders' equity and average tangible equity increased due mainly to net income and the ASB acquisition, partially offset by dividends declared.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2020, excess cash reserves at the FRB of Cleveland were $25.1 million, compared to $15.6 million at December 31, 2019. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2020, Peoples' total cash and cash equivalents increased $36.9 million, as cash provided by operating activities and financing activities of $85.5 million and $345.3 million, respectively, were partially offset by cash used in investing activities of $393.9 million. Peoples' investing activities reflected a net increase of $444.1 million in loans and $261.4 million in purchases of available-for-sale investment securities, which were partially offset by $444.6 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $618.9 million net increase in deposits and $50.0 million of proceeds from long-term borrowings, offset partially by a decrease of $263.7 million in short-term borrowings, as well as the purchase of $29.3 million of treasury stock under the share repurchase program and $27.1 million of cash dividends paid.
In 2019, Peoples' total cash and cash equivalents increased $37.6 million, as cash provided by operating activities and financing activities of $67.2 million and $1.1 million, respectively, were largely offset by cash used in financing activities of $30.6 million. Cash used in financing activities was primarily due to a reduction in short-term borrowings of $76.9 million and dividends paid of $25.9 million, partially offset by the growth in deposit balances of $77.7 million. The increase in cash provided by operating activities was due primarily to $53.7 million of net income.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$5,363	$8,209	$—	$—	$1,000
States and political subdivisions	114,919	114,104	88,587	101,569	117,230
Residential mortgage-backed securities	623,218	791,009	692,608	673,664	626,567
Commercial mortgage-backed securities	4,783	18,088	6,707	6,976	19,291
Bank-issued trust preferred securities	4,730	4,691	3,989	5,129	4,899
Equity investment securities (a)	—	—	—	7,849	8,953
Total fair value	$753,013	$936,101	$791,891	$795,187	$777,940
Total amortized cost	$734,544	$929,395	$804,655	$797,732	$777,017
Net unrealized gain (loss)	$18,469	$6,706	$(12,764)	$(2,545)	$923

Held-to-maturity securities, at amortized cost:
Obligations of:
States and political subdivisions (b)	$35,199	$4,346	$4,403	$3,810	$3,820
Residential mortgage-backed securities	25,890	21,494	29,044	32,487	33,858
Commercial mortgage-backed securities	5,429	5,907	3,514	4,631	5,466
Total amortized cost	$66,518	$31,747	$36,961	$40,928	$43,144

Other investment securities (a)	$37,560	$42,730	$42,985	$38,371	$38,371

Total investment securities:
Amortized cost	$838,622	$1,003,872	$884,601	$877,031	$858,532
Carrying value	$857,091	$1,010,578	$871,837	$874,486	$859,455
(a)As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. At December 31, 2018, $277,000 of equity investment securities were included in other investment securities compared to $7.8 million of equity investment securities included in available-for-sale investment securities at December 31, 2017.
(b)Amortized cost is presented net of the allowance for credit losses of $60,000 at December 31, 2020.
At December 31, 2020, Peoples' investment securities represented approximately 18.0% of total assets, compared to 23.2% at December 31, 2019. Investment securities decreased $153.4 million compared to 2019 due to the acceleration of paydowns and maturities. During 2020, Peoples sold $82.6 million of available-for-sale securities and reinvested the majority of the proceeds in held-to-maturity investment securities to minimize the volatility in the securities portfolio, should interest rates begin to rise.
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
During 2018, Peoples acquired, in the ASB acquisition, investment securities totaling $18.8 million and subsequently sold $14.6 million of acquired available-for-sale investment securities. Proceeds from the sale of investment securities were used to reduce overnight borrowing at the FHLB.
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
Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Originated loans:
Construction	$103,169	$83,283	$124,013	$107,118	$84,626
Commercial real estate, other	780,324	671,576	632,200	595,447	531,557
Commercial real estate	883,493	754,859	756,213	702,565	616,183
Commercial and industrial	943,024	622,175	530,207	438,051	378,131
Premium finance	100,571	—	—	—	—
Residential real estate	281,623	314,935	296,860	304,523	307,490
Home equity lines of credit	93,296	93,013	93,326	88,902	85,617
Consumer, indirect	503,526	417,127	407,167	340,390	252,024
Consumer, direct	75,591	70,852	71,674	67,010	67,579
Consumer	579,117	487,979	478,841	407,400	319,603
Deposit account overdrafts	351	878	583	849	1,080
Total originated loans	$2,881,475	$2,273,839	$2,156,030	$1,942,290	$1,708,104
Acquired loans:
Construction	$3,623	$5,235	$12,404	$8,319	$10,100
Commercial real estate, other	149,529	161,662	184,711	165,120	204,466
Commercial real estate	153,152	166,897	197,115	173,439	214,566
Commercial and industrial	30,621	40,818	35,537	34,493	44,208
Premium finance	14,187	—	—	—	—
Residential real estate	292,384	346,541	296,937	184,864	228,435
Home equity lines of credit	27,617	39,691	40,653	20,575	25,875
Consumer, indirect	1	58	136	329	808
Consumer, direct	3,503	5,681	2,370	1,147	2,940
Consumer	3,504	5,739	2,506	1,476	3,748
Total acquired loans (a)	$521,465	$599,686	$572,748	$414,847	$516,832
Total loans	$3,402,940	$2,873,525	$2,728,778	$2,357,137	$2,224,936
Average total loans	3,258,354	2,812,109	2,610,970	2,293,980	2,133,175
Average allowance for credit losses	(47,692)	(21,239)	(19,359)	(18,713)	(17,564)
Average loans, net of average allowance for credit losses	$3,210,662	$2,790,870	$2,591,611	$2,275,267	$2,115,611

(Dollars in thousands)	2020	2019	2018	2017	2016
Percent of loans to total loans:
Construction	3.1%	3.1%	5.1%	4.9%	4.3%
Commercial real estate, other	27.3%	29.0%	29.9%	32.3%	33.0%
Commercial real estate	30.4%	32.1%	35.0%	37.2%	37.3%
Commercial and industrial	28.6%	23.1%	20.7%	20.0%	19.0%
Premium finance	3.4%	—%	—%	—%	—%
Residential real estate	16.9%	23.0%	21.8%	20.8%	24.1%
Home equity lines of credit	3.6%	4.6%	4.9%	4.6%	5.0%
Consumer, indirect	14.8%	14.5%	14.9%	14.5%	11.4%
Consumer, direct	2.3%	2.7%	2.7%	2.9%	3.2%
Consumer	17.1%	17.2%	17.6%	17.4%	14.6%
Deposit account overdrafts (b)	NM	NM	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$485,972	$496,802	$461,256	$412,965	$398,134
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
(b)NM = not meaningful.
As of December 31, 2020, total loans increased $529.4 million, or 18%, compared to December 31, 2019. The growth compared to December 31, 2019 was mostly driven by PPP loans added during 2020, which are included in commercial and industrial loan balances, and the new loans being originated through the acquired premium finance sector. At December 31, 2020, PPP loan balances totaled $366.9 million, while the premium finance loans totaled $114.8 million. Consumer indirect loans also contributed to the growth during 2020, and were up $86.3 million, or 21%.
During 2019, total loans grew 5%, or $144.7 million. Total originated loans (excluding acquired loans) grew 5%, or $117.8 million due to an increase in commercial and industrial loans of $92.0 million, or 17%. The increase in total acquired loans during 2019 was due to the First Prestonsburg acquisition, partially offset by the decline in the loan balances acquired in previous acquisitions.
During 2018, total loans grew 16%, or $371.6 million. Total originated loans (excluding acquired loans) grew 11%, or $213.7 million, due to increases in all categories except residential real estate and deposit account overdrafts. The increase in total acquired loans during 2018 was due to the ASB acquisition, partially offset by the decline in the loan balances acquired in previous acquisitions.
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

The following table details the maturities of Peoples' commercial real estate and commercial and industrial loans at December 31, 2020:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total	% of Total
Construction:
Fixed	$1,398	$298	$2,511	$4,207	3.9%
Variable	31,265	68,409	2,911	102,585	96.1%
Total	32,663	68,707	5,422	106,792	100.0%
Commercial real estate, other:
Fixed	35,301	96,566	168,610	300,477	32.3%
Variable	67,558	162,503	399,315	629,376	67.7%
Total	102,859	259,069	567,925	929,853	100.0%
Commercial and industrial:
Fixed	81,980	431,594	34,572	548,146	56.3%
Variable	136,679	103,454	185,366	425,499	43.7%
Total	218,659	535,048	219,938	973,645	100.0%
Premium finance:
Fixed	114,758	—	—	114,758	100.0%
Total commercial loans:
Fixed	233,437	528,458	205,693	967,588	45.5%
Variable	235,502	334,366	587,592	1,157,460	54.5%
Total	$468,939	$862,824	$793,285	$2,125,048	100.0%
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
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2020:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$33,510	$87,211	$120,721	49.6%
Assisted living facilities and nursing homes	23,847	26,258	50,105	20.6%
Student housing	14,607	201	14,808	6.1%
Land only	12,216	351	12,567	5.2%
Lodging and lodging related	497	9,785	10,282	4.2%
Residential property	1,899	3,507	5,406	2.2%
Other (a)	20,216	9,324	29,540	12.1%
Construction	$106,792	$136,637	$243,429	100.0%
(a)All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$77,357	$2,216	$79,573	8.2%
Non-owner occupied	62,783	3,388	66,171	6.8%
Total office buildings and complexes	140,140	5,604	145,744	15.0%
Mixed commercial use facilities:
Owner occupied	55,594	1,591	57,185	5.9%
Non-owner occupied	37,037	758	37,795	3.9%
Total mixed commercial use facilities	92,631	2,349	94,980	9.8%
Apartment complexes	96,548	3,187	99,735	10.3%
Retail facilities:
Owner occupied	38,632	473	39,105	4.0%
Non-owner occupied	56,271	250	56,521	5.8%
Total retail	94,903	723	95,626	9.8%
Light industrial facilities:
Owner occupied	50,432	987	51,419	5.3%
Non-owner occupied	20,505	1,088	21,593	2.2%
Total light industrial facilities	70,937	2,075	73,012	7.5%
Warehouse facilities:
Owner occupied	34,843	3,650	38,493	4.0%
Non-owner occupied	27,467	8	27,475	2.8%
Total warehouse facilities	62,310	3,658	65,968	6.8%
Assisted living facilities and nursing homes:
Owner occupied	34,454	—	34,454	3.5%
Non-owner occupied	26,786	250	27,036	2.8%
Total assisted living facilities	61,240	250	61,490	6.3%
Lodging and lodging related:
Owner occupied	12,454	—	12,454	1.3%
Non-owner occupied	40,230	—	40,230	4.1%
Total lodging and lodging related	52,684	—	52,684	5.4%
Education services:
Owner occupied	15,980	98	16,078	1.7%
Non-owner occupied	26,217	4,000	30,217	3.1%
Total education services	42,197	4,098	46,295	4.8%
Gas station facilities:
Owner occupied	21,664	10,873	32,537	3.3%
Non-owner occupied	5,428	—	5,428	0.6%
Total gas station facilities	27,092	10,873	37,965	3.9%
Agriculture	18,630	709	19,339	2.0%
Other (a)	170,541	8,125	178,666	18.4%
Commercial real estate, other	$929,853	$41,651	$971,504	100.0%
(a)All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either December 31, 2020 or December 31, 2019.
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
Peoples is a PPP participating lender, and as of December 31, 2020, Peoples had aggregate principal balances of PPP loans of $374.8 million, net of payoffs during the year, included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $7.9 million at December 31, 2020. Peoples recorded accretion of net deferred loan origination fees of $7.5 million on PPP loans as of December 31, 2020. The net deferred loan origination fees will be accreted over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
JobsOhio Partnership
Peoples has also been selected to partner with JobsOhio, a private nonprofit organization charged with economic development. JobsOhio will provide a 90% guarantee on the first $25 million of increased exposure to small businesses, where customers may obtain up to $200,000 of additional financing, subject to certain eligibility requirements. Through December 31, 2020, Peoples had assisted 176 Ohio small businesses with approximately $10.0 million in loans.
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
At December 31, 2020, Peoples had $17.0 million of commercial loans on deferment, and $4.0 million of consumer loan deferments. Borrowers within the lodging industry account for nearly two-thirds of the deferments at December 31, 2020. The lodging industry continues to be impacted by the COVID-19 pandemic, with a negative outlook for travel demand among both business and leisure customers.
Portfolio Exposure
Peoples has evaluated its portfolio exposure to certain industries most impacted by the COVID-19 pandemic, which includes restaurants, lodging and lodging related businesses, floorplans, office and retail facilities, as well as daycare facilities. Peoples has been proactive in working with clients within these industries, and is keeping in close communication with them. Peoples has made loan modifications, when it is prudent to do so, and is monitoring early warnings signs of risk within these industry segments. These segments comprise approximately 61% of the total commercial loan modifications approved in response to COVID-19.
Below is a table detailing Peoples' outstanding balance of loans as of December 31, 2020, within certain industries that have been impacted:

(Dollars in thousands)	Outstanding Balance	% of Total Loans	Loan-to-Value	Total Commitment
Restaurants (a)	$212,351	6.2%	57.8%	$226,165
Multifamily	123,137	3.6%	63.6%	195,213
Floorplans (b)	91,586	2.7%	100.0%	170,100
Assisted living facilities and nursing homes (c)	99,907	2.9%	72.6%	128,760
Lodging and lodging related (d)	73,862	2.2%	65.9%	83,846
Total	$600,843	17.6%		$804,084
(a)Restaurants outstanding balance included $55.3 million in PPP loans.
(b)Individual units financed under dealer floor plan agreements are generally financed in line with industry standards at 100% of manufacturer invoice, auction cost, or wholesale value.
(c)Assisted living facilities and nursing homes outstanding balance included $13.6 million in PPP loans.
(d)Lodging and lodging related outstanding balance included $2.1 million in PPP loans.

Approximately 73% of Peoples' outstanding balance to restaurants was to McDonald's franchise operators, which have additional guarantor support, as well as McDonald's corporate assistance with rent and service fee deferments. At its peak of deferrals during the second quarter of 2020, Peoples had $116.3 million of deferments to restaurant operators granted due to the pandemic. Of the $116.3 million of deferments granted, $1.5 million of the deferments remained at December 31, 2020.
The total restaurant portfolio outstanding balance of non-McDonald’s operators was $56.6 million at December 31, 2020, which included $24.9 million of PPP loans. The loans to non-McDonald's operators included $4.2 million of loans for which there is a government guarantee enhancement through the CARES Act.
In addition, for multifamily loans, Peoples has sponsors with extensive experience and substantial liquidity. The top five relationships, in terms of aggregate credit exposures, accounted for 47% of the portfolio balances. The top five relationships consist of five properties with an average loan-to-value of 72%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 80%. Additional support is provided by guarantor strength on the majority of these relationships. One of the largest loans in the portfolio accounts for 13% of the portfolio balances. The loan has notable guarantor support, with a reported unencumbered liquidity level of more than $400 million.
For floorplan loans, Peoples has a detailed monitoring and audit process, and performs collateral audits frequently.
Approximately 80% of the assisted living facilities and nursing homes are private pay and are not dependent upon Medicare, and as of December 31, 2020, Peoples had no requests from these customers for relief.
The majority of Peoples' lodging and lodging related outstanding balances is represented by loans to larger established franchises. At December 31, 2020, this portfolio included $2.1 million of PPP loans. The top three relationships, in terms of aggregate credit exposures, account for 46% of the portfolio balance. Peoples has provided payment relief to 80% of the lodging and lodging related portfolio since the start of the pandemic, which consists of primarily 13 properties, which have an average loan-to-value ratio of 64%. Peoples' commercial loan policy for this specific property type is a maximum loan-to-value of 65%. These properties include ten nationally franchised locations, while two of the remaining properties are cabin rentals, which have not been as heavily impacted by the pandemic. The guarantor liquidity is strong on half of the properties securing the lodging and lodging related portfolio.
Peoples' exposure to energy loans was not material at December 31, 2020. Energy loan balances were $4.8 million, or less than 1% of total loans, as of December 31, 2020, with a total commitment of $8.2 million. Peoples' energy loans are mostly to operators who provide support services for oil and gas companies.
Allowance for Credit Losses
On January 1, 2020, Peoples adopted the provisions of ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", commonly referred to as the CECL model. Prior to the adoption of the CECL model, the allowance for credit losses was the "allowance for loan losses." The amount of the allowance for credit losses at the end of each period represents management's estimate of expected credit losses from existing loans based upon its formal quarterly analysis of the loan portfolio described in the "Critical Accounting Policies" section of this discussion. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management's allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate	$19,423	$7,333	$8,003	$7,797	$7,172
Commercial and industrial	12,763	8,432	6,178	5,813	6,353
Total commercial	32,186	15,765	14,181	13,610	13,525
Premium finance	1,095	—	—	—	—
Residential real estate	6,044	1,191	1,214	904	982
Home equity lines of credit	1,860	546	618	693	688
Consumer, indirect	8,030	2,937	3,214	2,944	2,312
Consumer, direct	1,081	294	351	464	518
Consumer	9,111	3,231	3,565	3,408	2,830
Deposit account overdrafts	63	94	81	70	171
Originated allowance for credit losses	50,359	20,827	19,659	18,685	18,196
Acquired allowance for credit losses (a)	—	729	536	108	233
Allowance for credit losses (b)	$50,359	$21,556	$20,195	$18,793	$18,429
As a percent of total loans	1.48%	0.75%	0.74%	0.80%	0.83%

(a)Beginning on January 1, 2020, the amounts previously included in "acquired allowance for credit losses" were included in the "originated allowance for credit losses" under the CECL model.
(b)Beginning on January 1, 2020, Peoples calculated the allowance for credit losses using the CECL model, while previous periods used the incurred loss model.
Peoples implemented ASU 2016-13 on January 1, 2020, which resulted in an increase of $5.8 million in the allowance for credit losses. The remaining significant increase in the allowance for credit losses at December 31, 2020 compared to December 31, 2019 was mostly due to the recent COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors.
During 2019, the increase in allowance for loan losses was primarily related to continued loan growth in most of the originated loan portfolios. The allowance for loan losses as a percent of total loans was relatively flat in 2019 compared to 2018 as a result of relatively stable asset quality metrics and trends, combined with loan growth during 2019. The ratio included all acquired loans, from both First Prestonsburg and previous acquisitions, of $599.7 million and allowance for acquired loan losses of $729,000 at the end of 2019.
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
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans" of the Notes to the Consolidated Financial Statements.

The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses, January 1	$25,868	$20,195	$18,793	$18,429	$16,779
Gross charge-offs:
Commercial real estate (a)(b)	528	156	849	408	68
Commercial and industrial	1,565	1,062	38	175	1,017
Premium finance	3	—	—	—	—
Residential real estate (c)	353	312	357	637	611
Home equity lines of credit	103	55	107	131	73
Consumer, indirect	1,923	1,829	2,515	2,110	2,072
Consumer, direct (d)	187	211	358	379	583
Consumer	2,110	2,040	2,873	2,489	2,655
Deposit account overdrafts	673	851	965	1,038	774
Total gross charge-offs	5,335	4,476	5,189	4,878	5,198
Recoveries:
Commercial real estate	200	151	60	146	1,209
Commercial and industrial	2,521	2,415	18	1	306
Premium finance	—	—	—	—	—
Residential real estate	302	229	232	152	278
Home equity lines of credit	12	11	14	13	56
Consumer, indirect	302	270	474	764	1,059
Consumer, direct	49	52	140	179	226
Consumer	351	322	614	943	1,285
Deposit account overdrafts	186	205	205	215	175
Total recoveries	3,572	3,333	1,143	1,470	3,309
Net charge-offs (recoveries):
Commercial real estate	328	5	789	262	(1,141)
Commercial and industrial	(956)	(1,353)	20	174	711
Premium finance	3	—	—	—	—
Residential real estate	51	83	125	485	333
Home equity lines of credit	91	44	93	118	17
Consumer, indirect	1,621	1,559	2,041	1,346	1,013
Consumer, direct	138	159	218	200	357
Consumer	1,759	1,718	2,259	1,546	1,370
Deposit account overdrafts	487	646	760	823	599
Total net charge-offs	$1,763	$1,143	$4,046	$3,408	$1,889
Provision for credit losses, December 31 (e)(f)	26,254	2,504	5,448	3,772	3,539
Allowance for credit losses, December 31 (g)	$50,359	$21,556	$20,195	$18,793	$18,429
Net charge-offs (recoveries) as a percent of average total loans (g):
Commercial real estate	0.01%	—%	0.03%	0.01%	(0.05)%
Commercial and industrial	(0.03)%	(0.05)%	—%	0.01%	0.03%
Premium finance	—%	—%	—%	—%	—%
Residential real estate	—%	—%	—%	0.02%	0.02%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.06%	0.08%	0.06%	0.04%
Consumer, direct	—%	0.01%	0.01%	0.01%	0.02%
Consumer	0.05%	0.07%	0.09%	0.07%	0.06%
Deposit account overdrafts	0.02%	0.02%	0.03%	0.04%	0.03%
Total	0.05%	0.04%	0.15%	0.15%	0.09%
(a)Includes purchased credit impaired loan charge-offs of $0 in 2019, $0 in 2018, $0 in 2017, and $44,000 in 2016.
(b)Includes nonimpaired loan charge-offs of $2,000 in 2019 and $0 in 2018, 2017, and 2016.
(c)Includes purchased credit impaired loan charge-offs of $0 in 2019, $2,000 in 2018, $0 in 2017, and $23,000 in 2016
(d)Includes purchased credit impaired loan charge-offs of $0 in 2019, $0 in 2018, $7,000 in 2017, and $23,000 in 2016
(e)Includes purchased credit impaired loan provision for credit losses of $19,000 in 2019, $0 in 2018, $117,000 in 2017, and $66,000 in 2016.
(f)Includes nonimpaired loan provision for credit losses of $215,000 in 2019, $383,000 in 2018 and $0 in 2017 and 2016.
(g)Beginning on January 1, 2020, the amounts previously included in "acquired allowance for credit losses" were included in the "originated allowance for credit losses" under the CECL model.

Net charge-offs for 2020 were $1.8 million, or 0.05% of average total loans, an increase of $0.6 million compared to $1.1 million, or 0.04% of average total loans, for 2019. Net charge-offs in 2020 included a recovery of $2.5 million on a single commercial loan relationship that was previously charged-off; while in 2019, a $2.4 million recovery occurred on the same relationship. The increase in commercial real estate net charge-offs in 2020 compared to 2019 was due to an increase in charge-off activity in 2020. This activity consisted of two larger commercial real estate loans with a total of $200,000 in charge-offs coupled with other smaller commercial real estate charge-offs.
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
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Loans 90+ days past due and accruing (a):
Commercial real estate, other	$—	$907	$801	$215	$1,506
Commercial and industrial	50	155	18	45	387
Premium finance	589	—	—	—	—
Residential real estate	1,975	2,677	1,430	1,278	1,855
Home equity lines of credit	82	108	7	72	—
Consumer, indirect	39	—	—	—	—
Consumer, direct	17	85	—	16	23
Consumer	56	85	—	16	23
Total loans 90+ days past due and accruing	2,752	3,932	2,256	1,626	3,771
Nonaccrual loans (a):
Construction	4	411	710	754	826
Commercial real estate, other	8,744	6,699	6,730	6,348	10,792
Commercial real estate	8,748	7,110	7,440	7,102	11,618
Commercial and industrial	4,017	1,824	1,304	506	1,620
Residential real estate	6,080	4,471	4,075	4,267	4,481
Home equity lines of credit	708	955	1,023	772	554
Consumer, indirect	883	629	324	158	9
Consumer, direct	160	48	56	32	81
Consumer	1,043	677	380	190	90
Total nonaccrual loans	20,596	15,037	14,222	12,837	18,363

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	367	102	154	721	751
Commercial and industrial	2,175	331	405	492	482
Residential real estate	2,295	1,890	1,951	1,447	1,614
Home equity lines of credit	159	210	210	90	60
Consumer, indirect	190	211	156	98	6
Consumer, direct	11	—	—	7	49
Total nonaccrual TDRs	5,197	2,744	2,876	2,855	2,962
Total nonperforming loans (NPLs)	28,545	21,713	19,354	17,318	25,096
OREO:
Commercial	—	145	—	—	594
Residential	134	82	94	208	67
Total OREO	134	227	94	208	661
Total nonperforming assets (NPAs)	$28,679	$21,940	$19,448	$17,526	$25,757
Criticized loans (b)	$126,619	$96,830	$114,188	$90,418	$99,182
Classified loans (c)	72,518	66,154	43,818	46,380	57,736
Asset Quality Ratios:
NPLs as a percent of total loans (d)(e)	0.82%	0.75%	0.71%	0.73%	1.13%
NPAs as a percent of total assets (d)(e)	0.59%	0.50%	0.49%	0.49%	0.75%
NPAs as a percent of total loans and OREO (d)(e)	0.84%	0.76%	0.71%	0.74%	1.16%
Allowance for credit losses as a percent of NPLs (d)(e)	180.14%	99.28%	104.35%	108.52%	73.43%
Criticized loans as a percent of total loans (b)(d)	3.72%	3.37%	4.18%	3.84%	4.46%
Classified loans as a percent of total loans (c)(d)	2.13%	2.30%	1.61%	1.97%	2.59%
(a)The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting.
(b)Includes loans categorized as special mention, substandard or doubtful.
(c)Includes loans categorized as substandard or doubtful.
(d)Data presented as of the end of the year indicated.
(e)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

The increase in nonperforming assets during 2020 was due to two commercial relationships aggregating $3.2 million and several smaller commercial relationships being placed on nonaccrual.
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
Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $29.8 million, or 31%, compared to December 31, 2019. Classified loans, which are those categorized as substandard or doubtful, grew $6.4 million, or 10%, compared to December 31, 2019. During 2020, Peoples downgraded several relationships due to the COVID-19 pandemic. The COVID-related downgrades contributed $29.8 million of additional criticized loans and $9.4 million of additional classified loans compared to balances at December 31, 2019.
Based on the provisions provided by the CARES Act, on March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of ASC 310-40.

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
Nonperforming loans increased in 2019 due to acquired loans from First Prestonsburg, which comprised of $1.9 million of nonperforming assets during 2019.
The increase in loans 90+ days past due and accruing during 2018 was driven primarily by one commercial loan, which was in the process of renewal at December 31, 2018. During 2018, the growth in nonaccrual loans was driven primarily by one commercial loan that was over 90 days past due.
Nonperforming loans decreased in 2017, largely due to a decrease in nonaccrual loans, coupled with a decline in loans 90+ days past due and accruing. The decrease in nonaccrual loans was driven by several commercial real estate relationships that were paid off in 2017.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.6 million for 2020, $1.4 million for 2019 and $1.3 million for 2018. No portion of these amounts were recorded during 2020, 2019 or 2018.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2020, based on all significant information currently available.  Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 4 Loans" of the Notes to the Consolidated Financial Statements.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Non-interest-bearing deposits (a)	$997,323	$671,208	$607,877	$556,010	$734,421
Interest-bearing deposits:
Interest-bearing demand accounts (a)	692,113	635,720	573,702	593,415	278,975
Savings accounts	628,190	521,914	468,500	446,714	436,344
Retail CDs	445,930	490,830	394,335	338,673	361,725
Money market deposit accounts	591,373	469,893	379,878	371,376	407,754
Governmental deposit accounts	385,384	293,908	267,319	264,524	251,671
Brokered deposits	170,146	207,939	263,854	159,618	38,832
Total interest-bearing deposits	2,913,136	2,620,204	2,347,588	2,174,320	1,775,301
Total deposits	$3,910,459	$3,291,412	$2,955,465	$2,730,330	$2,509,722
(a) The sum of amounts presented are considered total demand deposits.
At December 31, 2020, the period-end deposit increase of $619.0 million, or 19%, compared to December 31, 2019, was primarily due to an increase of $326.1 million in non-interest-bearing deposits. The growth in non-interest-bearing deposits was related to customers maintaining higher balances due to changes in customer habits in light of the COVID-19 pandemic, as well as fiscal stimulus funds and PPP loan proceeds. During 2020, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered demand and savings deposits to fund interest rate swaps. As of December 31, 2020, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, which were funded by $50.0 million in 90-day brokered CDs and $110.0 million in overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
The increase in total deposits between December 31, 2019 and December 31, 2018 was largely due to deposits of $194.2 million acquired in the First Prestonsburg acquisition. During 2019, Peoples issued $50.0 million of 90-day brokered CDs to fund five $10.0 million interest rate swaps with a notional value in the aggregate of $50.0 million. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps.
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
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2020	2019	2018	2017	2016
3 months or less	$55,402	$36,623	$28,214	$24,118	$27,780
Over 3 to 6 months	56,516	48,581	28,436	20,011	20,102
Over 6 to 12 months	36,448	49,796	32,578	27,129	25,028
Over 12 months	70,452	104,914	89,431	74,849	75,860
Total	$218,818	$239,914	$178,659	$146,107	$148,770
Additional information regarding Peoples' deposits can be found in "Note 7 Deposits" of the Notes to the Consolidated Financial Statements.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Short-term borrowings:
Overnight borrowings	$—	$141,000	$165,000	$62,000	$231,000
FHLB 90-day advances	—	110,000	110,000	—	—
Current portion of long-term FHLB advances	20,000	23,009	30,000	30,592	—
Repurchase agreements	53,261	42,968	51,202	116,899	74,607
Unamortized debt issuance costs (a)	—	—	(4)	—	—
Total short-term borrowings	73,261	316,977	356,198	209,491	305,607
Long-term borrowings:
FHLB advances	102,957	75,672	102,361	136,939	98,282
National market repurchase agreements	—	—	—	—	40,000
Unamortized debt issuance costs (a)	—	—	—	(27)	(51)
Junior subordinated debt securities	7,611	7,451	7,283	7,107	6,924
Total long-term borrowings	110,568	83,123	109,644	144,019	145,155
Total borrowed funds	$183,829	$400,100	$465,842	$353,510	$450,762
(a) Unamortized debt issuance costs are related to the costs associated with the Credit Agreement with Raymond James Bank, N.A. which Peoples terminated as of April 3, 2019.
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Long-term FHLB advances increased due to a borrowing of a $50.0 million long-term FHLB putable, non-amortizing fixed rate advance and the reclassification of $20.0 million to short-term borrowings as the time to maturity of these advances had become less than one year.
In years prior to 2020, Peoples' short-term FHLB advances generally consisted of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position.
During 2019, Peoples had seventeen effective interest rate swaps with an aggregate notional value of $160.0 million, of which $110.0 million were funded by FHLB 90 day advances. The remaining $50.0 million were funded by 90-day brokered CDs. Long-term FHLB advances declined by $26.7 million due to the reclassification to short-term borrowings as the time to maturity of these advances had become less than one year.
During 2018, Peoples entered into twelve effective interest rate swaps with an aggregate notional value of $110.0 million, all of which were funded by FHLB 90-day advances. Long-term FHLB advances declined by $30 million due to the reclassification to short-term borrowings as the time to maturity of these advances had become less than one year.
During 2017, $50.6 million of long-term FHLB advances were reclassified to short-term borrowings due to the time to maturity of these advances becoming less than one year. Of these reclassified borrowings, $30.6 million remained outstanding as of December 31, 2017. Short-term retail repurchase agreements increased due to the reclassification of these repurchase agreements from long-term borrowings, as the time to maturity had become less than one year.
Effective April 3, 2019, Peoples terminated the Credit Agreement, dated as of March 4, 2016 between Peoples, as Borrower, and Raymond James Bank, N.A., as Lender (the "RJB Credit Agreement"), which provided for a revolving line of credit in the maximum aggregate principal amount of $15.0 million. On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association, the term of which has been extended to April 1, 2021 through an amendment in April 2020. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million.
Additional information regarding Peoples' borrowed funds can be found in "Note 8 Short-Term Borrowings" and "Note 9 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2020, Peoples' total stockholders' equity declined $18.7 million, or 3%. This reduction was driven by repurchases of shares of $29.3 million and dividends paid to shareholders of $27.5 million, which were partially offset by net income of $34.8 million. Also contributing to the decline was the implementation of ASU 2016-13 on January 1, 2020, in which Peoples recorded a one-time transition adjustment to reduce retained earnings by $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for purchased credit deteriorated loans), the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes. Based on current accounting guidance, Peoples is electing to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period.
At December 31, 2020, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position.
During 2019, total stockholders' equity increased compared to 2018 mainly due to net income of $53.7 million, $32.4 million of common shares issued in connection with the acquisition of First Prestonsburg, and an increase in the market value of available-for-sale investment securities, partially offset by dividends paid of $26.9 million.
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
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 6.50% at December 31, 2020, 7.58% at December 31, 2019, 6.43% at December 31, 2017, and 6.11% at December 31, 2016. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2020.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Capital Amounts:
Common equity tier 1	$409,400	$427,415	$378,855	$327,172	$306,506
Tier 1	417,011	434,866	386,138	334,279	313,430
Total (tier 1 and tier 2)	456,384	456,422	406,333	355,977	334,957
Net risk-weighted assets	$3,146,767	$2,930,355	$2,773,383	$2,466,620	$2,373,359
Capital Ratios:
Common equity tier 1	13.01%	14.59%	13.66%	13.26%	12.91%
Tier 1	13.25%	14.84%	13.92%	13.55%	13.21%
Total (tier 1 and tier 2)	14.50%	15.58%	14.65%	14.43%	14.11%
Tier 1 leverage ratio	8.97%	10.41%	9.99%	9.75%	9.65%
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Tangible equity:
Total stockholders' equity	$575,673	$594,393	$520,140	$458,592	$435,261
Less: goodwill and other intangible assets	184,597	177,503	162,085	144,576	146,018
Tangible equity	$391,076	$416,890	$358,055	$314,016	$289,243

Tangible assets:
Total assets	$4,760,764	$4,354,165	$3,991,454	$3,581,686	$3,432,348
Less: goodwill and other intangible assets	184,597	177,503	162,085	144,576	146,018
Tangible assets	$4,576,167	$4,176,662	$3,829,369	$3,437,110	$3,286,330

Tangible book value per common share:
Tangible equity	$391,076	$416,890	$358,055	$314,016	$289,243
Common shares outstanding	19,563,979	20,698,941	19,565,029	18,287,449	18,200,067

Tangible book value per common share	$19.99	$20.14	$18.30	$17.17	$15.89

Tangible equity to tangible assets ratio:
Tangible equity	$391,076	$416,890	$358,055	$314,016	$289,243
Tangible assets	$4,576,167	$4,176,662	$3,829,369	$3,437,110	$3,286,330

Tangible equity to tangible assets	8.55%	9.98%	9.35%	9.14%	8.80%
The decline in tangible equity to tangible assets at December 31, 2020, compared to 2019, was partially due to the origination of PPP loans during 2020, coupled with the repurchase of common shares completed during the year and dividends paid to shareholders, which exceeded net income for the year. The increase in the tangible equity to tangible assets ratio for 2019 was the result of higher retained earnings, combined with common shares issued in connection with the First Prestonsburg acquisition and an increase in the market value of available-for-sale investment securities. The increase in the tangible equity to tangible assets ratio for each of 2018 and 2017 was the result of higher retained earnings, partially offset by the decline in the market value of available-for-sale investment securities. Also contributing to the increase in 2019 and 2018 was the issuance of common shares in connection with the First Prestonsburg and ASB acquisition, respectively.
Future Outlook
The COVID-19 pandemic had a significant impact on Peoples' business and financial performance during 2020. The pandemic caused a sudden shift in interest rates to near zero, which negatively impacted net interest income, while increasing expected credit losses under the CECL model, in turn, increasing provision for credit losses during the year. As a result, Peoples closely monitored its expenses, including deposit and borrowing costs, coupled with non-interest expense. During 2020, Peoples completed its premium finance acquisition, further diversifying its loan portfolio and future opportunities for growth. Peoples also participated in the SBA PPP during 2020, originating $489.0 million of loans under the program, which resulted in an additional $10.7 million of interest income.
Peoples spent much of the year supporting its associates and communities during the pandemic, and will continue to do so in the coming periods. While the future is unpredictable as the pandemic continues, and uncertainty around timing of vaccination of the majority of individuals is still evolving, Peoples is committed to managing through the process with its clients and associates as a priority, in addition to improving shareholder value.
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

Interest Rate Risk
Interest rate risk ("IRR") is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream, as well as market values, of financial assets and financial liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can affect Peoples' exposure to IRR and increase interest costs or reduce revenue streams.
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
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed at December 31, 2019.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
300	$22,034	17.3%	$14,806	11.2%	$117,235	15.7%	$35,743	3.2%
200	15,899	12.5%	12,063	9.1%	95,189	12.7%	45,651	4.0%
100	8,981	7.1%	7,895	6.0%	60,384	8.1%	39,137	3.5%
(100)	(7,030)	(5.5)%	(12,524)	(9.5)%	(116,205)	(15.5)%	(63,964)	(5.7)%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally changed the same amount of basis points. Management regularly assesses the impact of both increasing and decreasing interest rates. The table above shows the impact of upward parallel shocks and a downward parallel shock of 100 basis points. Downward parallel shocks of 300 and 200 basis points are excluded from the table as they are not probable given the current interest rate environment. For the full year 2020, the weighted average rate on Peoples' non-maturity deposits was roughly 14 basis points. In the event of a parallel downward shift of 100 basis points, the expense on Peoples' non-maturity deposits would reach a floor at zero, unable to experience the full benefit of falling rates. This floor at zero is consistent with an assumption of non-negative deposit rates. On the asset side of the balance sheet, a significant majority of the floating rate loans (primarily tied to LIBOR and prime) would be impacted by the downward 100 basis point shock.
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. As of December 31, 2020, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2020, consideration of the bull flattener scenario provides insights which were not captured by parallel shifts. The key insight presented by the bull flattener scenario highlights the risk to net interest income when long-term rates fall while short-term rates remain constant. In such a scenario, Peoples’ deposit costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields being reduced through increased premium amortization of investment securities and lower rates on re-investment would not be offset by reductions in deposit or funding costs, resulting in a decreased amount of net interest income.
During 2020, Peoples' Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the increase in asset sensitivity from December 31, 2019 was largely attributable to greater forecasted impacts of interest rate movements on the amount of premium amortization in the investment portfolio.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2020, Peoples had seventeen interest rate swap contracts, with an aggregate notional value of $160.0 million. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements.
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
A primary source of liquidity for Peoples is deposits. Liquidity is also provided by cash generated from earning assets such as loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk, as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, which includes wholesale funding and brokered deposits.
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
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2020, Peoples had a ratio of 11.22 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2020, Peoples had a ratio of 12.51 times, which was within policy limits.
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
The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2020:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$616,076	$461,579	$109,249	$45,186	$62
Long-term borrowings (a)	110,568	1,979	17,678	1,510	89,401
Operating leases	8,425	1,188	1,897	1,120	4,220
Contingent consideration related to acquisitions (b)	339	115	224	—	—
Total	$735,408	$464,861	$129,048	$47,816	$93,683
(a) Amounts reflect solely the minimum required principal payments, and do not include interest.
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
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
Management's Annual Report on Internal Control Over Financial Reporting
The "Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 84 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 85 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2020, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2020, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of that date.
Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an audit report on Peoples' internal control over financial reporting.

By: /s/	CHARLES W. SULERZYSKI	By: /s/	KATIE BAILEY
	Charles W. Sulerzyski		Katie Bailey
	President and Chief Executive Officer		Executive Vice President,
Chief Financial Officer and Treasurer

March 1, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 1, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for the allowance for credit losses in 2020, due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. See below for discussion of our related critical audit matter.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Allowance for Credit Losses

Description of the Matter
As discussed above and in Note 1 of the financial statements, on January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (CECL). Upon adoption, a one-time cumulative effect adjustment was recorded which reduced retained earnings by $3.7 million, net of statutory corporate federal income taxes. The Company’s loan portfolio totaled $3.4 billion as of December 31, 2020, and the associated allowance for credit losses (ACL) was $50.4 million. As discussed in Note 1 and 4 of the financial statements, management estimates the ACL based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis, and a discounted cash flow methodology in determining an ACL for each segment. Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan segments to reflect the impact these factors may have on expected losses in the loan portfolio. These include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks.
Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the judgment and estimates required in evaluating management’s determination of the qualitative factors applied to the ACL. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s processes for establishing the ACL at transition on January 1, 2020 and through the year ended December 31, 2020, including the qualitative factor adjustments made to the loss rates for each segment. We evaluated the design and tested the operating effectiveness of controls over the Company’s ACL processes, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative factors and the completeness and accuracy of the data utilized to support management’s assessment.
To test the qualitative factors, we performed audit procedures that included, among others, the evaluation of the appropriateness of management’s methodology and assessment of whether all relevant risks were reflected in the ACL and the basis for the qualitative factors. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external market data utilized in management’s estimate and considered the existence of new or contrary information. We evaluated the data by independently obtaining and comparing it to other third party macro-economic data. With the support of an internal specialist, we assessed the completeness of the qualitative factors utilized in the calculation of the ACL. We also compared the total ACL to the Company’s historical losses through recent credit cycles as a way to evaluate that the total ACL inclusive of the qualitative factors is appropriately reflecting losses expected in the portfolio and analyzed the change in the ACL relative to the change in the current economic environment. Additionally, we evaluated whether the overall ACL, inclusive of the qualitative factors, appropriately reflected losses expected in the loan portfolio by comparing to peer bank data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Charleston, West Virginia
March 1, 2021

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$60,902	$53,263
Interest-bearing deposits in other banks	91,198	61,930
Total cash and cash equivalents	152,100	115,193
Available-for-sale investment securities, at fair value (amortized cost of $734,544 at December 31, 2020 and $929,395 at December 31, 2019) (a)	753,013	936,101
Held-to-maturity investment securities, at amortized cost (fair value of $68,082 at December 31, 2020 and $32,541 at December 31, 2019) (a)(b)	66,458	31,747
Other investment securities	37,560	42,730
Total investment securities (a)(b)	857,031	1,010,578
Loans, net of deferred fees and costs (b)(c)	3,402,940	2,873,525
Allowance for credit losses (b)	(50,359)	(21,556)
Net loans (b)	3,352,581	2,851,969
Loans held for sale	4,659	6,499
Bank premises and equipment, net of accumulated depreciation	60,094	61,846
Bank owned life insurance	71,591	69,722
Goodwill	171,260	165,701
Other intangible assets	13,337	11,802
Other assets	78,111	60,855
Total assets	$4,760,764	$4,354,165
Liabilities
Deposits:
Non-interest-bearing	$997,323	$671,208
Interest-bearing	2,913,136	2,620,204
Total deposits	3,910,459	3,291,412
Short-term borrowings	73,261	316,977
Long-term borrowings	110,568	83,123
Accrued expenses and other liabilities (b)	90,803	68,260
Total liabilities	4,185,091	3,759,772
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized no shares issued at December 31, 2020 and December 31, 2019	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,193,402 shares issued at December 31, 2020 and 21,156,143 shares issued at December 31, 2019, including shares held in treasury	422,536	420,876
Retained earnings (b)	190,691	187,149
Accumulated other comprehensive income (loss), net of deferred income taxes	1,336	(1,425)
Treasury stock, at cost, 1,686,046 shares at December 31, 2020 and 504,182 shares at December 31, 2019	(38,890)	(12,207)
Total stockholders’ equity	575,673	594,393
Total liabilities and stockholders’ equity	$4,760,764	$4,354,165

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $60,000, respectively, as of December 31, 2020.
(b)On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the current expected credit loss ("CECL") model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities; an increase in loan balances of $2.6 million to establish the allowance for credit losses for purchased credit deteriorated loans; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of a $1.5 million unfunded commitment liability included in accrued expenses and other liabilities; and a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
(c)Also referred to throughout this document as "total loans" and "loans held for investment."

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans	$140,090	$143,340	$125,263
Interest and dividends on taxable investment securities	14,188	23,205	23,132
Interest on tax-exempt investment securities	2,484	2,631	2,467
Other interest income	342	919	402
Total interest income	157,104	170,095	151,264
Interest expense:
Interest on deposits	13,500	22,210	13,705
Interest on short-term borrowings	2,571	4,712	5,238
Interest on long-term borrowings	2,110	2,335	2,709
Total interest expense	18,181	29,257	21,652
Net interest income	138,923	140,838	129,612
Provision for credit losses (a)	26,254	2,504	5,448
Net interest income after provision for credit losses	112,669	138,334	124,164
Non-interest income:
Electronic banking income	14,246	13,680	11,477
Insurance income	14,042	14,802	14,812
Trust and investment income	13,662	13,159	12,543
Deposit account service charges	9,418	11,700	9,778
Mortgage banking income	6,499	4,328	3,333
Bank owned life insurance income	1,977	2,430	1,955
Commercial loan swap fees	1,741	2,228	681
Net loss on asset disposals and other transactions	(290)	(782)	(334)
Net (loss) gain on investment securities	(368)	164	(146)
Other non-interest income (b)	2,745	2,565	2,655
Total non-interest income	63,672	64,274	56,754
Non-interest expense:
Salaries and employee benefit costs	76,361	77,860	69,308
Net occupancy and equipment expense	12,808	12,431	11,272
Electronic banking expense	7,777	7,186	6,057
Data processing and software expense	7,441	6,332	5,419
Professional fees	6,912	7,095	7,862
Franchise tax expense	3,506	3,071	2,771
Amortization of other intangible assets	3,223	3,359	3,338
Marketing expense	2,101	2,291	1,962
Other loan expenses	1,584	1,956	1,431
FDIC insurance expense	1,302	602	1,546
Communication expense	1,134	1,181	1,265
Other non-interest expense	9,546	13,886	13,746
Total non-interest expense	133,695	137,250	125,977
Income before income taxes	42,646	65,358	54,941
Income tax expense	7,879	11,663	8,686
Net income	$34,767	$53,695	$46,255
Earnings per common share – basic	$1.74	$2.65	$2.42
Earnings per common share – diluted	$1.73	$2.63	$2.41
Weighted-average number of common shares outstanding – basic	19,721,772	20,120,119	18,991,768
Weighted-average number of common shares outstanding – diluted	19,843,806	20,273,725	19,122,260
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
(b) As of January 1, 2018, Peoples adopted ASU 2016-01, resulting in realized and unrealized gains on equity investment securities recorded in other non-interest income of $660,000, $831,000, and $207,000 for the years ended December 31, 2020, December 31, 2019 , and December 31, 2018, respectively.

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2020	2019	2018
Net income	$34,767	$53,695	$46,255
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	11,394	19,635	(3,910)
Related tax (expense) benefit	(2,393)	(4,123)	821
Reclassification adjustment for net loss (gain) included in net income	368	(164)	146
Related tax (benefit) expense	(77)	34	(31)
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01 (a)	—	—	(5,020)
Net effect on other comprehensive income (loss)	9,292	15,382	(7,994)
Defined benefit plans:
Net (loss) gain arising during the period	(1,072)	(385)	325
Related tax benefit (expense)	225	81	(69)
Amortization of unrecognized gain on service benefit plans	127	72	99
Related tax expense	(27)	(15)	(21)
Recognition of gain due to settlement and curtailment	1,054	—	267
Related tax expense	(221)	—	(56)
Net effect on other comprehensive income (loss)	86	(247)	545
Cash flow hedges:
Net loss arising during the period	(8,376)	(4,591)	(341)
Related tax benefit	1,759	964	72
Net effect on other comprehensive loss	(6,617)	(3,627)	(269)
Total other comprehensive income (loss), net of tax	2,761	11,508	(7,718)
Total comprehensive income	$37,528	$65,203	$38,537
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2017	$345,412	$134,362	$(5,215)	$(15,967)	$458,592
Net income	—	46,255	—	—	46,255
Other comprehensive loss, net of tax (a)	—	5,020	(7,718)	—	(2,698)
Cash dividends declared	—	(21,578)	—	—	(21,578)
Exercise of stock appreciation rights	(2)	—	—	2	—
Reissuance of treasury stock for common share awards	(2,748)	—	—	2,748	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	46	46
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,380)	(1,380)
Common shares repurchased under share repurchase program	—	—	—	—	—
Common shares issued under dividend reinvestment plan	668	—	—	—	668
Common shares issued under compensation plan for Boards of Directors	104	—	—	194	298
Stock-based compensation	2,359	—	—	—	2,359
Common shares issued under employee stock purchase plan	123	—	—	270	393
Issuance of common shares related to merger with ASB Financial Corp. ("ASB")	40,898	—	—	—	40,898
Amounts reclassified out of retained earnings, net of tax, per ASU 2014-09 (b)	—	(3,713)	—	—	(3,713)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
Net income	—	53,695	—	—	53,695
Other comprehensive loss, net of tax	—	—	11,508	—	11,508
Cash dividends declared	—	(26,892)	—	—	(26,892)
Reissuance of treasury stock for common share awards	(2,931)	—	—	2,931	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	53	53
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(845)	(845)
Common shares repurchased under share repurchase program	—	—	—	(805)	(805)
Common shares issued under dividend reinvestment plan	904	—	—	—	904
Common shares issued under compensation plan for Boards of Directors	78	—	—	235	313
Stock-based compensation	3,462	—	—	—	3,462
Common shares issued under employee stock purchase plan	112	—	—	311	423
Issuance of common shares related to merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg")	32,437	—	—	—	32,437
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	$—	$34,767	$—	$—	$34,767
Other comprehensive income, net of tax	—	—	2,761	—	2,761
Cash dividends declared	—	(27,516)	—	—	(27,516)
Reissuance of treasury stock for common share awards	(2,729)	—	—	2,729	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,128)	(1,128)
Common shares repurchased under share repurchase program	—	—	—	(29,281)	(29,281)
Common shares issued under dividend reinvestment plan	799	—	—	—	799
Common shares issued under compensation plan for Boards of Directors	17	—	—	360	377
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Common shares issued under employee stock purchase plan	(24)	—	—	440	416
Stock-based compensation	3,556	—	—	—	3,556
Impact of adoption of new accounting standard, net of taxes (c)	—	(3,709)	—	—	(3,709)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
(a) As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from accumulated other comprehensive loss to retained earnings.
(b) As of January 1, 2018, Peoples adopted ASU 2014-09, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income taxes, and an increase in accrued expenses and other liabilities of $4.7 million, to reflect uncompleted contracts in the initial application of the guidance.
(c) On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$34,767	$53,695	$46,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	25,639	17,861	18,204
Provision for credit losses	26,254	2,504	5,448
Bank owned life insurance income	(1,977)	(2,430)	(1,955)
Net loss (gain) on investment securities	368	(164)	146
Fair value adjustment on equity investment securities	(660)	(831)	(207)
Loans originated for sale	(260,974)	(156,058)	(123,134)
Proceeds from sales of loans	268,363	157,752	124,796
Net gains on sales of loans	(6,446)	(3,667)	(2,846)
Deferred income tax (benefit) expense	(8,101)	109	(309)
Increase in accrued expenses	799	366	147
(Increase) decrease in interest receivable	(865)	613	(854)
Increase (decrease) in other assets	1,006	(1,227)	(533)
Non cash lease expense	47	55	—
Other, net	7,263	(1,421)	10,085
Net cash provided by operating activities	85,483	67,157	75,243
Investing activities:
Available-for-sale investment securities:
Purchases	(261,395)	(271,924)	(137,818)
Proceeds from sales	82,610	72,706	14,489
Proceeds from principal payments, calls and prepayments	356,854	199,870	122,986
Held-to-maturity investment securities:
Purchases	(40,112)	—	—
Proceeds from principal payments	5,123	4,945	4,281
Other investment securities:
Purchases	(6,261)	(3,114)	(2,689)
Proceeds from sales	12,180	7,340	7,622
Proceeds from insurance claim	—	26	—
Net increase in loans held for investment	(444,128)	(10,661)	(134,071)
Net expenditures for premises and equipment	(4,299)	(2,809)	(4,531)
Proceeds from sales of other real estate owned	269	239	278
Proceeds from bank owned life insurance	108	1,642	—
Business acquisitions, net of cash received	(94,856)	7,814	4,695
Investment in limited partnership and tax credit funds	(12)	(5,021)	(5,398)
Net cash (used in) provided by investing activities	(393,919)	1,053	(130,156)
Financing activities:
Net increase in non-interest-bearing deposits	326,115	4,832	22,380
Net increase in interest-bearing deposits	292,822	72,841	3,449
Net (decrease) increase in short-term borrowings	(263,716)	(76,809)	61,883
Proceeds from long-term borrowings	50,000	—	—
Payments on long-term borrowings	(2,715)	(3,501)	(4,591)
Cash dividends paid	(27,052)	(25,942)	(20,915)
Repurchase of treasury stock under share repurchase program	(29,281)	(805)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,128)	(845)	(1,380)
Proceeds from issuance of common shares	594	6	25
Contingent consideration payments made after a business acquisition	(296)	(406)	(520)
Net cash provided by (used in) financing activities	345,343	(30,629)	60,331
Net increase in cash, cash equivalents and restricted cash	36,907	37,581	5,418
Cash, cash equivalents and restricted cash at beginning of period	115,193	77,612	72,194
Cash, cash equivalents, and restricted cash at end of period	$152,100	$115,193	$77,612

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2020	2019	2018
Supplemental cash flow information:
Interest paid	$18,939	$28,887	$19,920
Income taxes paid	12,500	11,450	6,135
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$296	$153	$90
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	$62	$3,701	$—

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank.  Services are provided through 85 financial service locations, including 76 full-service bank branches and 85 automated teller machines in Ohio, Kentucky and West Virginia, as well as Internet-based and mobile banking.
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
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank (along with its wholly-owned subsidiaries) Peoples Investment Company, Peoples Risk Management, Inc. and NB&T Statutory Trust III, for which Peoples holds all of the common securities. All intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Peoples had $41.0 million of restricted funds at December 31, 2020, and $20.0 million restricted funds at December 31, 2019, held in interest-bearing deposits in other banks, which were being used as collateral and not available for withdrawal.
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
Peoples determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in total stockholders' equity as a separate component of accumulated other comprehensive income or loss ("AOCI"), net of applicable deferred income taxes.
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
Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future. Net deferred loan origination costs were $5.1 million and $9.8 million at December 31, 2020 and 2019, respectively.
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
Loans originated with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan's transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's fair value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for credit losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in earnings.

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
Allowance for Credit Losses: The allowance for credit losses includes both the allowance for credit losses for loans and the allowance for credit losses on lending-related commitments. The allowance for credit losses is a valuation reserve established through the provision for credit losses charged against income. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
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
Peoples models extensions of contractual terms in the following situations: when a loan is 60 days or more past due, when a partial charge-off has occurred, if the loan is in nonaccrual status, if a troubled debt restructuring ("TDR") has occurred, or if the loan is grade 5 or higher. When any of these criteria are met and the loan matures within the next 12 months, the loan will be modeled to extend for an additional 12 months.
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
The primary factors considered when classifying residential real estate, home equity lines of credit and consumer loans include the loan's past due status and any declaration of bankruptcy by the borrower(s). The classification of residential real estate and home equity lines of credit also takes into consideration the current value of the underlying collateral.
Peoples has elected the practical expedient not to measure allowance for credit losses for accrued interest receivables.
Unfunded Commitments: Peoples also completes a quarterly evaluation for unfunded commitments for loans that are not unconditionally cancellable, which includes construction loans, floor plan lines of credit, home equity lines of credit, other credit lines and letters of credit. Peoples performed a study to determine the historical funding rates of unadvanced portions of loans, and applied these funding rates to the unfunded commitments at period end. The loss rates, including qualitative factors, in determining the allowance for credit losses were applied at the segment level to the unfunded commitment amount to determine the allowance for credit loss liability for unfunded commitments.
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
On March 22, 2020, federal and state banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19, based on provisions included in the CARES Act. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for TDRs defined in ASC 310-40. Based on this guidance, Peoples does not classify COVID-19 loan modifications as TDRs.
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

Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was subsequently extended under legislation enacted in December 2020, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due. If Peoples agrees to a payment deferral for a borrower under the CARES Act, this may result in no contractual payments being past due, and the loans are not considered past due during the period of the deferral. Under the guidance, during the time that Peoples maintains these short-term arrangements with borrowers, it should not report the loans as nonaccrual.
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
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $13.0 million and $13.9 million at December 31, 2020 and 2019, respectively.
Other Real Estate Owned ("OREO"): OREO, included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $134,000 at December 31, 2020 and $227,000 at December 31, 2019.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1. Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of October 1, 2020, based upon the estimated fair value of Peoples' single reporting unit.
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
Derivatives: Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions. Amounts reported in AOCI related to derivatives are reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. For derivative financial instruments designated as cash flow hedges, the effective portion of changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative financial instrument is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction.
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
Under the CARES Act, Peoples has made certain modifications that include the short-term deferral of interest for certain borrowers. In these cases, Peoples recognizes interest income as earned. The deferred interest will be repaid by the borrower in a future period.
Revenue Recognition: Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to the terms in written contracts, such as loan agreements or securities contracts.
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
Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur, once the uncertainty is resolved. Peoples' contracts with customers are short-term in nature, and were recognized under the following revenue streams:
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
The Tax Cuts and Jobs Act (the "TCJ Act") was enacted on December 22, 2017, and Peoples' Consolidated Financial Statements fully reflect the impact of the TCJ Act as of December 31, 2018. As a result of the final impact of the TCJ Act, Peoples recorded a reduction to income tax expense of $0.7 million during 2018.
At December 31, 2017, Peoples had completed the accounting for the tax effects of enactment of the TCJ Act; however, in certain cases, Peoples made reasonable estimates of the effects of a reduced statutory federal corporate income tax rate on its existing deferred tax balances. Peoples also early adopted and retrospectively applied the reclassification of stranded income tax effects from AOCI to retained earnings as of December 31, 2017, as permitted by ASU 2018-02.
A tax position is initially recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in "Note 12 Income Taxes."
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
Operating Segments: Peoples' business activities are currently confined to one reporting operating segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, insurance, investment and trust solutions.
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
Accounting Standards Update ("ASU") 2020-10 - Codification Improvements. This guidance provides clarification of the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. This update is effective for annual periods beginning after December 15, 2020 (effective January 1, 2021 for Peoples). Peoples has reviewed and applied the improvements as applicable.
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update is effective as of March 12, 2020 through December 31, 2022. Per the guidance, Peoples is continuing to evaluate the impact of ASU 2020-04 on Peoples' consolidated financial statements.
ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance was to be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for Peoples). Peoples early adopted this new accounting guidance as of January 1, 2019, and it was incorporated in the October 1, 2019 annual goodwill and intangible assets impairment analysis, and did not have a material impact on Peoples' consolidated financial statements.
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaces the "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") methodology. Under the CECL methodology, Peoples is required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity investment securities, at the net amount expected to be collected. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification ("ASC") 326-20, and should be accounted for according to ASC 842.
The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model under previous US GAAP accounting guidance, which delayed recognition until it was probable a loss had been incurred.
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

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$5,363	$—	$—	$8,209	$—
States and political subdivisions	—	114,919	—	—	114,104	—
Residential mortgage-backed securities	—	623,218	—	—	791,009	—
Commercial mortgage-backed securities	—	4,783	—	—	18,088	—
Bank-issued trust preferred securities	—	4,730	—	—	4,691	—
Total available-for-sale securities	—	753,013	—	—	936,101	—
Equity investment securities (a)	107	192	—	123	198	—
Derivative assets (b)	—	27,332	—	—	11,419	—
Liabilities:
Derivative liabilities (c)	$—	$39,395	$—	$—	$15,116	$—
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

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2020			December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired loans (a)	$—	$—	$—	$—	$—	$29,100
OREO	—	—	134	—	—	227
Servicing rights (b)(c)	—	—	2,591	—	—	3,881
(a) Impaired loans for 2020 is $0 due to adopting ASU 2016-13.
(b) Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) Peoples established a valuation allowance on servicing rights of $161,000 during 2020, as the fair value of the servicing rights was less than the carrying value.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$152,100	$152,100	$115,193	$115,193
Held-to-maturity investment securities:
Obligations of:
States and political subdivisions	2	35,139	35,484	4,346	4,791
Residential mortgage-backed securities	2	25,890	26,742	21,494	21,569
Commercial mortgage-backed securities	2	5,429	5,856	5,907	6,181
Total held-to-maturity securities		66,458	68,082	31,747	32,541
Other investment securities:
FHLB stock	2	21,718	21,718	27,235	27,235
FRB stock	2	13,311	13,311	13,310	13,310
Nonqualified deferred compensation	2	1,867	1,867	1,499	1,499
Other investment securities	2	365	365	365	365
Other investment securities (a)		37,261	37,261	42,409	42,409
Net loans	3	3,352,581	3,408,373	2,851,969	3,147,190
Loans held for sale	2	4,659	4,733	6,499	6,553
Bank owned life insurance	3	71,591	71,591	69,722	69,722
Financial liabilities:
Deposits	2	$3,910,459	$3,773,602	$3,291,412	$3,292,950
Short-term borrowings	2	73,261	74,170	316,977	317,973
Long-term borrowings	2	110,568	117,364	83,123	82,701
(a) Other investment securities, as reported on the Consolidated Balance Sheets, also includes equity investment securities for 2020 and 2019, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above.

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
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Obligations of:
U.S. government sponsored agencies	$4,960	$403	$—	$5,363
States and political subdivisions	110,401	4,642	(124)	114,919
Residential mortgage-backed securities	609,865	15,377	(2,024)	623,218
Commercial mortgage-backed securities	4,622	161	—	4,783
Bank-issued trust preferred securities	4,696	192	(158)	4,730
Total available-for-sale securities	$734,544	$20,775	$(2,306)	$753,013
2019
Obligations of:
U.S. government sponsored agencies	$7,917	$292	$—	$8,209
States and political subdivisions	111,217	3,018	(131)	114,104
Residential mortgage-backed securities	787,430	7,763	(4,184)	791,009
Commercial mortgage-backed securities	18,135	88	(135)	18,088
Bank-issued trust preferred securities	4,696	137	(142)	4,691
Total available-for-sale securities	$929,395	$11,298	$(4,592)	$936,101
The unrealized losses related to residential mortgage-backed securities at December 31, 2020 and 2019 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2020	2019	2018
Gross gains realized	$655	$252	$6
Gross losses realized	1,022	88	152
Net (loss) gain realized	$(367)	$164	$(146)

The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2020
Obligations of:
States and political subdivisions	$17,651	$124	5	$—	$—	—	$17,651	$124
Residential mortgage-backed securities	156,659	1,795	45	9,892	229	13	166,551	2,024
Bank-issued trust preferred securities	494	6	1	1,848	152	2	2,342	158
Total	$174,804	$1,925	51	$11,740	$381	15	$186,544	$2,306
2019
Obligations of:
States and political subdivisions	$6,226	$74	2	$2,441	$57	1	$8,667	$131
Residential mortgage-backed securities	284,096	2,527	62	88,993	1,657	39	373,089	4,184
Commercial mortgage-backed securities	970	21	1	2,409	114	3	3,379	135
Bank-issued trust preferred securities	—	—	—	1,858	142	2	1,858	142
Total	$291,292	$2,622	65	$95,701	$1,970	45	$386,993	$4,592

Management systematically evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2020, management concluded no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2020, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2020 and 2019 were largely attributable to changes in market interest rates and spreads since the securities were purchased and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the "Other assets" line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $2.7 million at December 31, 2020 and $3.6 million at December 31, 2019
At December 31, 2020, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of their book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2020 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2020.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$4,960	$—	$—	$4,960
States and political subdivisions	6,317	26,728	34,663	42,693	110,401
Residential mortgage-backed securities	2	5,413	69,803	534,647	609,865
Commercial mortgage-backed securities	—	2,543	953	1,126	4,622
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$6,319	$39,644	$110,115	$578,466	$734,544
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$5,363	$—	$—	$5,363
States and political subdivisions	6,375	27,905	36,996	43,643	114,919
Residential mortgage-backed securities	2	5,498	70,376	547,342	623,218
Commercial mortgage-backed securities	—	2,601	991	1,191	4,783
Bank-issued trust preferred securities	—	—	4,730	—	4,730
Total available-for-sale securities	$6,377	$41,367	$113,093	$592,176	$753,013
Total weighted-average yield	2.45%	2.67%	2.23%	2.13%	2.18%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Obligations of:
States and political subdivisions	$35,199	$(60)	$510	$(165)	$35,484
Residential mortgage-backed securities	25,890	—	852	—	26,742
Commercial mortgage-backed securities	5,429	—	427	—	5,856
Total held-to-maturity securities	$66,518	$(60)	$1,789	$(165)	$68,082
2019
Obligations of:
States and political subdivisions	$4,346	$—	$445	$—	$4,791
Residential mortgage-backed securities	21,494	—	169	(94)	21,569
Commercial mortgage-backed securities	5,907	—	275	(1)	6,181
Total held-to-maturity securities	$31,747	$—	$889	$(95)	$32,541
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, which resulted in the establishment of a $7,000 allowance for credit losses for held-to-maturity investment securities
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for the years ended December 31, 2020, 2019 and 2018.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are issued by U.S. government sponsored agencies. The remaining securities are obligations of state and political subdivisions. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. As a result, at December 31, 2020, Peoples recorded $60,000 of allowance for credit losses for held-to-maturity securities, compared to $7,000 at January 1, 2020.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2020
Obligations of:
States and political subdivisions	$18,662	$165	5	$—	$—	—	$18,662	$165
Total	$18,662	$165	5	$—	$—	—	$18,662	$165
2019
Residential mortgage-backed securities	$7,731	$67	1	$890	$27	1	$8,621	$94
Commercial mortgage-backed securities	1,666	1	1	—	—	—	1,666	1
Total	$9,397	$68	2	$890	$27	1	$10,287	$95
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2020.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
States and political subdivisions	$—	$988	$2,511	$31,700	$35,199
Residential mortgage-backed securities	—	—	2,715	23,175	25,890
Commercial mortgage-backed securities	—	374	3,737	1,318	5,429
Total held-to-maturity securities	$—	$1,362	$8,963	$56,193	$66,518
Fair value
Obligations of:
States and political subdivisions	$—	$1,163	$2,832	$31,489	$35,484
Residential mortgage-backed securities	—	—	2,820	23,922	26,742
Commercial mortgage-backed securities	—	382	4,128	1,346	5,856
Total held-to-maturity securities	$—	$1,545	$9,780	$56,757	$68,082
Total weighted-average yield	—%	0.63%	2.97%	1.04%	1.29%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock, and other equity investment securities.
The following table summarizes the carrying value of Peoples' other investment securities at December 31:

(Dollars in thousands)	2020	2019
FHLB stock	$21,718	$27,235
FRB stock	13,311	13,310
Nonqualified deferred compensation	1,867	1,499
Equity investment securities	299	321
Other investment securities	365	365
Total other investment securities	$37,560	$42,730
During 2020, Peoples redeemed $10.5 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $5.0 million of additional FHLB stock during 2020, as a result of the FHLB's capital requirements on FHLB advances during the year. During 2019, Peoples redeemed $4.9 million of FHLB stock in order to be in compliance with the requirements of the FHLB, and acquired $2.8 million of FHLB stock through the First Prestonsburg acquisition.
As of January 1, 2018, Peoples adopted ASU 2016-01, which requires changes in the fair value of equity investment securities to be recognized in net income. Prior to 2018, changes in the fair value of equity investment securities were recognized through AOCI. During the year ended December 31, 2020, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2020 in other non-interest income, resulting in an unrealized loss of $19,000. Net realized gains on sales of equity investment securities included in other non-interest income during 2020 consisted of a realized gain of $680,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock. During the year ended December 31, 2019, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2019 in other non-interest income, resulting in unrealized gain of $44,000. Additionally, the adoption of ASU 2016-01 resulted in the reclassification of equity investment securities from available-for-sale investment securities to other investment securities. Consequently, as of January 1, 2018, net realized gains on the sale of equity investment securities are included in other non-interest income on the Consolidated Statements of Income. Net realized gains on sales of equity investment securities, included in other non-interest income during 2019, consisted of a realized gain of $787,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock. During 2018, there was a $413,000 realized loss on the sale of equity investment securities, included in other non-interest income.
At December 31, 2020, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2020	2019
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$547,734	$527,655
Held-to-maturity	16,971	12,975
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	1,685	44,618
Held-to-maturity	11,316	14,155

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
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2020	2019
Construction	$106,792	$88,518
Commercial real estate, other	929,853	833,238
Commercial and industrial	973,645	662,993
Premium finance	114,758	—
Residential real estate	574,007	661,476
Home equity lines of credit	120,913	132,704
Consumer, indirect	503,527	417,185
Consumer, direct	79,094	76,533
Deposit account overdrafts	351	878
Total loans, at amortized cost	$3,402,940	$2,873,525
Commercial and industrial loan balances grew significantly compared to December 31, 2019. Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020, and originated $488.9 million of PPP loans during 2020. At December 31, 2020, the PPP loans had an amortized cost of $366.9 million, and were included in commercial and industrial loan balances. Peoples recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $7.9 million at December 31, 2020. During 2020, Peoples recorded accretion of net deferred loan origination fees of $7.5 million on PPP loans. The remaining net deferred loan origination fees will be accreted over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses as Peoples elected the practical expedient not to measure allowance for credit losses for accrued interest receivables. Interest receivable on loans was $10.9 million at December 31, 2020 and $9.1 million at December 31, 2019.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2020		2019
(Dollars in thousands)	Nonaccrual (a)(b)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due (b)
Construction	$4	$—	$411	$—
Commercial real estate, other	9,111	—	6,801	907
Commercial and industrial	6,192	50	2,155	155
Premium finance	—	589	—	—
Residential real estate	8,375	1,975	6,361	2,677
Home equity lines of credit	867	82	1,165	108
Consumer, indirect	1,073	39	840	—
Consumer, direct	171	17	48	85
Total loans, at amortized cost	$25,793	$2,752	$17,781	$3,932
(a)There were $1.3 million of nonaccrual loans for which there was no allowance for credit losses as of December 31, 2020 and $3.1 million of such loans at December 31, 2019.
(b) The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. At December 31, 2019, these loans were presented as 90+ days past due and accruing.
As of December 31, 2020, Peoples had made short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, which were insignificant. Under the CARES Act and interagency guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act are not included in Peoples' nonaccrual or accruing loans 90+ days past due as of December 31, 2020.
The new accounting for purchased credit deteriorated loans under ASU 2016-13 resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting. The additional increase in nonaccrual loans at December 31, 2020, compared to December 31, 2019, was due to two commercial relationships aggregating $3.2 million and several smaller commercial relationships being placed on nonaccrual. The amount of interest income recognized on nonaccrual loans during 2020 was $1.6 million.
The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2020
Construction	$—	$344	$4	$348	$106,444	$106,792
Commercial real estate, other	1,943	283	8,643	10,869	918,984	929,853
Commercial and industrial	567	552	4,535	5,654	967,991	973,645
Premium finance	385	1,021	589	1,995	112,763	114,758
Residential real estate	6,739	2,688	5,512	14,939	559,068	574,007
Home equity lines of credit	309	58	780	1,147	119,766	120,913
Consumer, indirect	4,362	733	348	5,443	498,084	503,527
Consumer, direct	424	43	123	590	78,504	79,094
Deposit account overdrafts	—	—	—	—	351	351
Total loans, at amortized cost	$14,729	$5,722	$20,534	$40,985	$3,361,955	$3,402,940
2019
Construction	$5	$—	$411	$416	$88,102	$88,518
Commercial real estate, other	376	337	7,501	8,214	825,024	833,238
Commercial and industrial	2,780	312	1,244	4,336	658,657	662,993
Residential real estate	10,538	2,918	5,872	19,328	642,148	661,476
Home equity lines of credit	642	510	1,033	2,185	130,519	132,704
Consumer, indirect	3,574	714	370	4,658	412,527	417,185
Consumer, direct	619	117	112	848	75,685	76,533
Deposit account overdrafts	—	—	—	—	878	878
Total loans, at amortized cost	$18,534	$4,908	$16,543	$39,985	$2,833,540	$2,873,525
The increase in loans 90+ days past due, compared to December 31, 2019, was mostly due to a $1.5 million commercial relationship. Delinquency trends remained stable as 98.8% of Peoples' portfolio was considered "current" at December 31, 2020, compared to 98.6% at December 31, 2019.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged are summarized as follows at December 31:

(Dollars in thousands)	2020	2019
Loans pledged to FHLB	$740,584	$458,227
Loans pledged to FRB	107,340	172,693
During 2020, Peoples pledged additional collateral to the FHLB and FRB to secure potential funding needs in light of the COVID-19 pandemic, as well as to fund the PPP loan originations that occurred during the year.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2020, no related party loan was past due 90 or more days, a TDR or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2019	$15,380
New loans and disbursements	3,932
Repayments	(5,053)
Other changes	(1,128)
Balance, December 31, 2020	$13,131
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
"Doubtful" (grade 7): Loans in this risk category have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of these loans as an estimated loss is deferred until their more exact status may be determined.
"Loss" (grade 8): Loans in this risk category are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean each such loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for credit losses are taken in the period in which the loan becomes uncollectable. Consequently, Peoples typically does not maintain a recorded investment in loans within this risk category.
Consumer loans and other smaller-balance loans are evaluated and categorized as "substandard," "doubtful" or "loss" based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being "not rated."

The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$27,670	$56,361	$554	$15,089	$824	$1,194	$3,199	$2,003	$104,891
Special mention	—	—	496	—	—	143	—	—	639
Substandard	—	—	—	186	—	1,076	—	—	1,262
Total	27,670	56,361	1,050	15,275	824	2,413	3,199	2,003	106,792
Commercial real estate, other
Pass	116,441	125,373	99,522	94,465	99,668	215,385	109,160	9,748	860,014
Special mention	297	5,806	999	5,296	5,125	12,932	3,967	60	34,422
Substandard	—	1,191	677	1,709	1,663	27,066	3,033	110	35,339
Doubtful	—	—	—	—	—	78	—	—	78
Total	116,738	132,370	101,198	101,470	106,456	255,461	116,160	9,918	929,853
Commercial and industrial
Pass	409,237	97,362	67,284	38,450	45,026	77,009	199,597	30,680	933,965
Special mention	1,034	366	2,018	287	1,453	1,452	12,429	526	19,039
Substandard	2,226	3,569	2,873	2,167	318	4,163	3,436	1,083	18,752
Doubtful	—	—	—	—	1,698	191	—	187	1,889
Total	412,497	101,297	72,175	40,904	48,495	82,815	215,462	32,476	973,645
Premium finance
Pass	114,758	—	—	—	—	—	—	—	114,758
Total	114,758	—	—	—	—	—	—	—	114,758
Residential real estate
Pass	47,147	40,223	24,235	29,142	43,105	309,795	65,168	305	558,815
Substandard	—	—	—	—	—	15,048	—	—	15,048
Loss	—	—	—	—	—	144	—	—	144
Total	47,147	40,223	24,235	29,142	43,105	324,987	65,168	305	574,007
Home equity lines of credit
Pass	16,469	13,513	12,548	12,382	11,869	40,626	13,506	4,091	120,913
Total	16,469	13,513	12,548	12,382	11,869	40,626	13,506	4,091	120,913
Consumer, indirect
Pass	210,014	92,696	71,807	39,608	17,156	11,563	60,683	—	503,527
Total	210,014	92,696	71,807	39,608	17,156	11,563	60,683	—	503,527
Consumer, direct
Pass	31,689	15,923	11,085	4,531	2,529	4,193	9,144	—	79,094
Total	31,689	15,923	11,085	4,531	2,529	4,193	9,144	—	79,094
Deposit account overdrafts	351	—	—	—	—	—	—	—	351
Total loans, at amortized cost	$977,333	$452,383	$294,098	$243,312	$230,434	$722,058	$483,322	$48,793	$3,402,940
During 2020, Peoples downgraded several relationships due to the COVID-19 pandemic. The COVID-related downgrades contributed to increases of $29.8 million of additional criticized loans and $9.4 million of additional classified loans compared to balances at December 31, 2019. At December 31, 2020, Peoples had a total of $1.5 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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
The following table details Peoples' amortized cost of collateral dependent loans at December 31:

(Dollars in thousands)	2020	2019
Commercial real estate, other	$8,467	$6,818
Commercial and industrial	6,333	1,962
Residential real estate	1,670	1,847
Home equity lines of credit	403	681
Consumer, indirect	—	713
Consumer, direct	—	94
Total collateral dependent loans	$16,873	$12,115
The increase in collateral dependent commercial and industrial loans at December 31, 2020 compared to December 31, 2019 was mostly due to two commercial relationship that became collateral dependent, coupled with some smaller relationships. In addition, the increase in collateral dependent consumer loans was driven by a change in the policy threshold for evaluation of individually impaired loans, which was previously $100,000 and on January 1, 2020 was changed to $250,000, thereby reducing the amount of loans considered collateral dependent which were no longer above the threshold.

The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2020 and 2019.

		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2020
Commercial real estate, other	5	$2,294	$2,294	$2,217
Commercial and industrial	6	3,820	3,820	3,736
Residential real estate	16	1,388	1,423	1,406
Home equity lines of credit	7	123	123	116
Consumer, indirect	27	349	349	313
Consumer , direct	7	99	99	89
Consumer	34	448	448	402
Total	68	$8,073	$8,108	$7,877

2019
Originated loans:
Commercial and industrial	2	$38	$38	$32
Residential real estate	3	437	440	431
Home equity lines of credit	4	139	139	136
Consumer, indirect	17	260	260	234
Consumer, direct	3	52	52	45
Consumer	20	312	312	279
Total	29	$926	$929	$878
Acquired loans:
Construction	3	$101	$76	$76
Commercial and industrial	5	1,557	1,557	1,464
Residential real estate	38	2,069	2,069	1,967
Home equity lines of credit	8	172	173	164
Consumer, direct	10	124	124	114
Total	64	$4,023	$3,999	$3,785
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans modified into a TDR during 2020 that subsequently defaulted (i.e., 90 days or more past due following a modification during 2020). There were no loans modified into a TDR during the year that subsequently defaulted in 2019.

	2020
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses
Commercial real estate, other	1	54	—
Consumer, indirect	1	15	—
Total	2	$69	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
Changes in the allowance for credit losses for the period ended December 31, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2020	Initial Allowance for Purchased Credit Deteriorated Assets	Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2020
Construction	$600	$51	$1,236	$—	$—	$1,887
Commercial real estate, other	7,193	1,356	9,315	(528)	200	17,536
Commercial and industrial	4,960	860	5,987	(1,565)	2,521	12,763
Premium finance	—	—	1,098	(3)	—	1,095
Residential real estate	3,977	383	1,735	(353)	302	6,044
Home equity lines of credit	1,570	2	379	(103)	12	1,860
Consumer, indirect	5,389	—	4,262	(1,923)	302	8,030
Consumer, direct	856	34	329	(187)	49	1,081
Deposit account overdrafts	94	—	456	(673)	186	63
Total	$24,639	$2,686	$24,797	$(5,335)	$3,572	$50,359
(a)Amount does not include the provision for unfunded commitment liability.
The significant increase in the allowance for credit losses as of December 31, 2020 compared to January 1, 2020 was mostly due to the COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts, including U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices as economic factors. The economic forecast used in the December 31, 2020 calculation of the allowance for credit losses included higher unemployment rates and lower Ohio Gross Domestic Product than those at January 1, 2020, which drove much of the increase in the allowance for credit losses at December 31, 2020. In addition, Peoples recorded an increase of $5.8 million in allowance for credit losses on January 1, 2020 related to the implementation of ASU 2016-13.
During 2020, Peoples recognized a recovery of $2.5 million on a commercial and industrial loan that was previously charged-off.
As of December 31, 2020, Peoples had recorded an unfunded commitment liability of $2.9 million, an increase compared to the $1.5 million that was recorded on January 1, 2020. The unfunded commitment liability is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets.

Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 are summarized as follows:

(Dollars in thousands)	2020	2019
Land	$15,035	$15,317
Building and premises	74,807	73,097
Furniture, fixtures and equipment	32,482	30,268
Total bank premises and equipment	122,324	118,682
Accumulated depreciation	(62,230)	(56,836)
Net book value	$60,094	$61,846
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty years and two to ten years, respectively.  Depreciation expense was $6.0 million in 2020, $5.7 million in 2019 and $4.9 million in 2018.
Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years.  Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At December 31, 2020, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
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
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Consolidated Statements of Income at December 31:

(Dollars in thousands)	2020	2019
Operating lease expense	$1,308	$1,227
Short-term lease expense	322	137
Total lease expense	$1,630	$1,364
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Right-of-use asset:
Other assets	$6,522	$7,606
Lease liability:
Accrued expenses and other liabilities	$6,776	$7,813
Other information:
Weighted-average remaining lease term	12.4 years	12.4 years
Weighted-average discount rate	3.14%	3.16%
Cash paid during the year for operating leases	$1,260	$1,172
Additions for right-of-use assets obtained during the year ended	$62	$3,701
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
Year ending December 31, 2021	$1,188
Year ending December 31, 2022	1,022
Year ending December 31, 2023	875
Year ending December 31, 2024	625
Year ending December 31, 2025	495
Thereafter	4,220
Total undiscounted lease payments	$8,425
Imputed interest	(1,649)
Total lease liability	$6,776

Note 6 Goodwill and Other Intangible Assets

The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2020	2019
Goodwill, beginning of year	$165,701	$151,245
Goodwill recorded from acquisitions	5,559	14,456
Goodwill, end of year	$171,260	$165,701
Peoples performed the required annual goodwill impairment test as of October 1, 2020, and concluded there was no impairment in the recorded value of goodwill as of October 1, 2020, based upon the estimated fair value of the single reporting unit. Peoples elected to bypass the qualitative assessment and perform the quantitative impairment test.
On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency, for which Peoples recorded $0.1 million of goodwill. On July 1, 2020, Peoples completed its acquisition of Triumph Premium Finance, for which Peoples recorded $5.5 million of goodwill. On April 12, 2019, Peoples completed its acquisition of First Prestonsburg, for which Peoples recorded $14.5 million of goodwill. For additional information on these acquisitions, refer to "Note 19 Acquisitions."

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2020
Gross intangibles	$22,233	$7,480	$29,713
Intangibles recorded from acquisitions	—	5,015	5,015
Accumulated amortization	(17,298)	(6,579)	(23,877)
Total acquisition-related intangibles	$4,935	$5,916	$10,851
Servicing rights			2,486
Total other intangibles			$13,337
2019
Gross intangibles	$17,999	$7,480	$25,479
Intangibles recorded from acquisitions	4,234	—	4,234
Accumulated amortization	(15,120)	(5,533)	(20,653)
Total acquisition-related intangibles	$7,113	$1,947	$9,060
Servicing rights			2,742
Total other intangibles			$11,802
Peoples performed other intangible assets impairment testing as of October 1, 2020 and concluded there was no impairment in the recorded value of other intangible assets as of October 1, 2020. During the annual other intangible assets impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more-likely-than-not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the above mentioned acquisitions in 2020 were $5.0 million of customer relationship intangible assets. Refer to "Note 19 Acquisitions" for additional information. Other intangible assets recorded from the First Prestonsburg acquisition in 2019 were $4.2 million of core deposit intangible assets.
The following table details estimated aggregate future amortization of other intangible assets at December 31, 2020:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2021	$1,568	$1,189	$2,757
2022	1,011	1,007	2,018
2023	727	872	1,599
2024	587	761	1,348
2025	455	654	1,109
Thereafter	587	1,433	2,020
Total	$4,935	$5,916	$10,851
The weighted average amortization period of other intangibles is 8.4 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Balance, beginning of year	$2,742	$2,655	$2,305
Amortization	(1,121)	(871)	(1,155)
Servicing rights originated	1,026	958	1,229
Servicing rights acquired	—	—	276
Valuation allowance	(161)	—	—
Balance, end of year	$2,486	$2,742	$2,655
During 2020, Peoples recorded a valuation allowance of $161,000 related to the decrease in the fair value of servicing rights. No valuation allowances were required at December 31, 2019 and 2018 for Peoples’ servicing rights since, at each date, the fair value equaled or exceeded the book value.

The fair value of servicing rights was $2.6 million and $3.9 million at December 31, 2020 and 2019, respectively. Fair value at December 31, 2020 was determined using discount rates ranging from 8.3% to 10.8%, and prepayment speeds ranging from 12.8% to 21.1%, depending on the stratification of the specific right, utilizing state delinquency to calculate the default rate. Fair value at December 31, 2019 was determined using discount rates ranging from 9.8% to 12.3%, and prepayment speeds ranging from 8.9% to 12.8%.
Note 7 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2020	2019
Retail CDs:
$100,000 or more	$220,532	$242,476
Less than $100,000	225,398	248,354
Retail CDs	445,930	490,830
Interest-bearing deposit accounts	692,113	635,720
Savings accounts	628,190	521,914
Money market deposit accounts	591,373	469,893
Governmental deposit accounts	385,384	293,908
Brokered deposit accounts	170,146	207,939
Total interest-bearing deposits	2,913,136	2,620,204
Non-interest-bearing deposits	997,323	671,208
Total deposits	$3,910,459	$3,291,412
Time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $89.0 million and $100.8 million at December 31, 2020 and 2019, respectively.
The contractual maturities of CDs and brokered demand and savings deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2021 (a)	$296,104	$165,475	$461,579
2022	76,102	4,182	80,284
2023	28,476	489	28,965
2024	32,778	—	32,778
2025	12,408	—	12,408
Thereafter	62	—	62
Total CDs	$445,930	$170,146	$616,076
(a) Brokered includes $110.0 million of brokered demand and savings deposits.
Deposits from related parties were $11.5 million at December 31, 2020 and 2019.
As of December 31, 2020, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, of which $50.0 million were funded by 90-day brokered CDs and $110.0 million were funded by brokered demand and savings deposits. Brokered CDs and deposits are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 14 Derivative Financial Instruments."

Note 8 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other (a)
2020
Ending balance	$53,261	$20,000	$—	$—
Average balance	44,902	129,928	—	1,803
Highest month-end balance	53,261	235,989	—	64,000
Interest expense	$77	$2,489	$—	$5
Weighted-average interest rate:
End of year	0.06%	1.78%	—%	—%
During the year	0.17%	1.92%	—%	0.25%
2019
Ending balance	$42,968	$274,009	$—	$—
Average balance	46,686	197,987	—	126
Highest month-end balance	49,081	274,009	—	2,200
Interest expense	$266	$4,455	$—	$—
Weighted-average interest rate:
End of year	0.37%	1.74%	—%	—%
During the year	0.57%	2.25%	—%	NM
2018
Ending balance	$51,202	$305,000	$—	$(4)
Average balance	64,519	219,897	14,329	301
Highest month-end balance	72,822	307,561	30,000	1,553
Interest expense	$194	$4,494	$527	$23
Weighted-average interest rate:
End of year	0.48%	2.32%	—%	—%
During the year	0.30%	2.04%	3.68%	NM
(a) NM = not meaningful.
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in "Note 9 Long-Term Borrowings," are collateralized by residential mortgage loans and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples reclassified $20.0 million and $23.2 million of FHLB advances from long-term borrowings to short-term borrowings in 2020 and 2019, respectively, due to maturity dates of less than one year. Peoples' FHLB advances of $163.0 million and $42.2 million matured in 2020 and 2019, respectively.
Peoples' national market Repurchase Agreements consisted of agreements with unrelated financial service companies.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2020, Peoples had available Federal Reserve Discount Window credit of $102.3 million. Other short-term borrowings at December 31, 2018 also included the unamortized debt issuance costs related to the costs associated with the Credit Agreement (the "RJB Credit Agreement") with Raymond James Bank, N.A. which was terminated effective April 3, 2019.

As of April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term, which was renewed as of April 2, 2020, and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
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
The U.S. Bank Loan Agreement contains financial covenants, which are usual and customary for comparable transactions, applicable to Peoples and its subsidiaries including limitations on the ability to incur additional indebtedness, create liens on property, enter into mergers or consolidations, sell property other than in the ordinary course of business, and make investments, all subject to permitted exceptions as more fully set forth in the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement also precludes Peoples from: (i) taking any action which would result in Peoples Bank no longer being a wholly-owned subsidiary of Peoples; and (ii) declaring and making dividends or stock repurchases if an Event of Default (as defined in the U.S. Bank Loan Agreement) has occurred and is continuing under the U.S. Bank Loan Agreement.
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
(iv)    Peoples (on a consolidated basis) must maintain a ratio of "Return on Average Assets" of at least 0.5% as of the end of each fiscal quarter, with the items used in this ratio being determined on a trailing four-fiscal quarter basis.
As of December 31, 2020, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on April 1, 2021. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 9 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2020		2019
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$95,000	1.52%	$65,000	2.18%
FHLB amortizing, fixed rate advances	7,957	1.75%	10,672	1.74%
Junior subordinated debt securities	7,611	4.25%	7,451	6.55%
Long-term borrowings	$110,568	1.72%	$83,123	2.51%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2020, Peoples borrowed one additional $50.0 million FHLB putable, non-amortizing fixed-rate advance with an interest rate of 0.77%, which matures in 2030. At December 31, 2020, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 0.77% to 3.20%, mature between 2022 and 2030. Outstanding long-term FHLB amortizing, fixed rate advances have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031. Peoples also reclassified two long-term FHLB non-amortizing advances totaling $20.0 million to short-term borrowings as the time to maturity became less than one year.
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
The FHLB amortizing, fixed rate advances have a fixed rate for the term of each advance, with maturities ranging from five to ten years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
During 2019, Peoples did not borrow any additional long-term advances from the FHLB. At December 31, 2019, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 1.40% to 3.20%, mature between 2021 and 2027. During 2019, $20.0 million of long-term FHLB non-amortizing advances and $3.2 million long-term FHLB amortizing advances were reclassified to short-term borrowings as the time to maturity became less than one year.
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
At December 31, 2020, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
2021	$1,979	1.53%
2022	16,521	1.98%
2023	1,157	1.5%
2024	869	1.47%
2025	641	1.45%
Thereafter	89,401	1.53%
Total long-term borrowings	$110,568	1.6%
(a)    The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 1.71% in 2021, 2.00% in 2022, 1.73% in 2023, 1.74% in 2024, 1.76% in 2025, and 1.43% thereafter.

Note 10 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2017	18,952,385	702,449
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(106,805)
Release of restricted common shares	—	32,082
Cancellation of restricted common shares	—	2,011
Exercise of stock options for common shares	—	(102)
Grant of common shares	—	(16,544)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	6,526
Sale of treasury stock	—	(10)
Disbursed out of treasury stock	—	(2,089)
Common shares issued under dividend reinvestment plan	19,282	—
Common shares issued under compensation plan for Boards of Directors	—	(4,699)
Common shares issued under employee stock purchase plan	—	(11,530)
Issuance of common shares related to acquisition of ASB	1,152,711	—
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(133,926)
Release of restricted common shares	—	19,174
Cancellation of restricted common shares	—	11,113
Grant of common shares	—	(5,130)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,227
Disbursed out of treasury stock	—	(2,187)
Common shares repurchased under repurchase program	—	26,427
Common shares issued under dividend reinvestment plan	26,287	—
Common shares issued under compensation plan for Boards of Directors	—	(6,755)
Common shares issued under employee stock purchase plan	—	(13,050)
Issuance of common shares related to acquisition of First Prestonsburg	1,005,478	—
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(128,402)
Release of restricted common shares	—	27,391
Cancellation of restricted common shares	—	33,689
Grant of common shares	—	(23,482)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	12,005
Disbursed out of treasury stock	—	(2,362)
Common shares repurchased under repurchase program	—	1,299,577
Common shares issued under dividend reinvestment plan	37,259	—
Common shares issued under compensation plan for Boards of Directors	—	(11,553)
Common shares issued under performance unit awards	—	(6,127)
Common shares issued under employee stock purchase plan	—	(18,872)
Shares at December 31, 2020	21,193,402	1,686,046
On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares.
On February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares, replacing the previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20 million of its outstanding common shares. An aggregate of $6.3 million of Peoples' common shares were purchased under the previous share repurchase program from inception through its termination date, which was February 27, 2020. During 2020, Peoples purchased an aggregate of $29.3 million of its outstanding common shares, $843,000 of which were purchased under the previous share repurchase program and $28.5 million of which were purchased under the share repurchase program authorized on February 27, 2020 and later terminated on January 28, 2021.
During 2019, Peoples purchased an aggregate of 26,427 of its common shares through the then-authorized share repurchase program. No common shares were repurchased in 2018.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2020, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2020	2019
First Quarter	$0.34	$0.30
Second Quarter	0.34	0.34
Third Quarter	0.34	0.34
Fourth Quarter	0.35	0.34
Total dividends declared	$1.37	$1.32
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(2,088)	$(4,256)	$1,129	$(5,215)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	115	—	—	115
Realized loss due to settlement and curtailment, net of tax	—	211	—	211
Amounts reclassified out of accumulated other comprehensive loss per ASU 2016-01	(5,020)	—	—	(5,020)
Other comprehensive (loss) income, net of reclassifications and tax	(3,089)	334	(269)	(3,024)
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	130	—	—	130
Other comprehensive income (loss), net of reclassifications and tax	15,512	(247)	(3,627)	11,638
Balance, December 31, 2019	$5,560	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	291	—	—	291
Realized loss due to settlement and curtailment, net of tax	—	833	—	833
Other comprehensive income (loss), net of reclassifications and tax	9,001	(747)	(6,617)	1,637
Balance, December 31, 2020	$14,852	$(3,872)	$(9,384)	$1,336
As of January 1, 2018, Peoples adopted ASU 2016-01, which resulted in the reclassification of $5.0 million in net unrealized gains on equity investment securities from AOCI to retained earnings.

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
The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets of the plans for the years ended December 31, 2020 and 2019, and a statement of the funded status as of December 31, 2020 and 2019:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2020	2019	2020	2019
Change in benefit obligation:
Obligation at January 1	$12,668	$10,995	$75	$83
Interest cost	326	438	2	3
Plan participants’ contributions	—	—	59	121
Actuarial loss	1,708	1,696	6	—
Benefit payments	(238)	(461)	(71)	(132)
Settlements	(2,154)	—	—	—
Obligation at December 31	$12,310	$12,668	$71	$75
Accumulated benefit obligation at December 31	$12,310	$12,668	$71	$75

Change in plan assets:
Fair value of plan assets at January 1	$11,866	$10,234	$—	$—
Actual return on plan assets	1,378	2,093	—	—
Employer contributions	—	—	12	11
Plan participants’ contributions	—	—	59	121
Benefit payments	(238)	(461)	(71)	(132)
Settlements	(2,154)	—	—	—
Fair value of plan assets at December 31	$10,852	$11,866	$—	$—
Funded status at December 31	$(1,458)	$(802)	$(71)	$(75)
Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(1,458)	$(802)	$(71)	$(75)
Net amount recognized	$(1,458)	$(802)	$(71)	$(75)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net loss (gain)	3,918	4,004	(39)	(48)
Total	$3,918	$4,004	$(39)	$(48)
Weighted-average assumptions at year-end:
Discount rate	2.38%	3.12%	2.38%	3.12%

The estimated costs relating to Peoples’ pension benefits that will be amortized from AOCI into net periodic cost over the next fiscal year are $137,000.
Net Periodic Cost (Benefit)
The following table details the components of the net periodic cost (benefit) for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Interest cost	$326	$438	$423	$2	$3	$3
Expected return on plan assets	(747)	(782)	(640)	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—
Amortization of net loss (gain)	132	78	104	(5)	(5)	(5)
Settlement of benefit obligation	1,054	—	267	—	—	—
Net periodic cost (benefit)	$765	$(266)	$154	$(3)	$(3)	$(2)

Weighted-average assumptions:
Discount rate	2.53%	4.20%	3.55%	3.12%	4.20%	3.40%
Expected return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2020 and grade down to an ultimate rate of 4.0% in 2070. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
There were $1.1 million in settlement charges recorded in 2020, compared to none recorded in 2019, and $267,000 recorded in 2018.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2020
Equity securities:
Mutual funds – equity	$7,794	$7,794	$—
Debt securities:
Mutual funds – taxable income	2,898	2,898	—
Total fair value of pension assets	$10,692	$10,692	$—
2019
Equity securities:
Mutual funds – equity	$8,443	$8,443	$—
Debt securities:
Mutual funds – taxable income	3,163	3,163	—
Total fair value of pension assets	$11,606	$11,606	$—
Pension plan assets also included cash and cash equivalents of $152,000 and accrued income of $8,000 at December 31, 2020. Cash and cash equivalents were $257,000 and accrued income was $2,000 at December 31, 2019. For further information regarding levels of input used to measure fair value, refer to "Note 2 Fair Value of Financial Instruments."
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2020 or 2019.
Cash Flows
Peoples expects to make between $10,000 to $15,000 of contributions to its pension plan in 2021; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2021	$1,131	$11
2022	976	10
2023	697	9
2024	752	8
2025	618	7
2026 to 2030	3,146	23
Total	$7,320	$68
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. From January 1, 2011, until December 31, 2019, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $2.5 million in 2020, $2.0 million in 2019 and $1.7 million in 2018. Beginning January 1, 2020, Peoples began matching 100% of participants' contributions that did not exceed 4% of the participants' compensation, plus 50% of participants' contributions between 4% and 6% of the participants' compensation.

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
The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

(Dollars in thousands)	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$8,956	21.0%	$13,725	21.0%	$11,505	21.0%
Differences in rate resulting from:
Tax-exempt interest income	(668)	(1.6)%	(659)	(1.0)%	(554)	(1.0)%
Investments in tax credit funds	(415)	(1.0)%	(530)	(0.8)%	(125)	(0.2)%
Bank owned life insurance	(415)	(1.0)%	(510)	(0.8)%	(393)	(0.7)%
Stock awards	(5)	—%	(135)	(0.2)%	(332)	(0.6)%
Captive insurance benefit	(412)	(1.0)%	—	—%	—	—%
Release of valuation allowance	—	—%	—	—%	(805)	(1.5)%
TCJ Act	—	—%	—	—%	(705)	(1.3)%
Other, net	838	2.1%	(228)	(0.4)%	95	0.2%
Income tax expense	$7,879	18.5%	$11,663	17.8%	$8,686	15.9%
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
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Current income tax expense	$15,980	$11,554	$8,995
Deferred income tax (benefit) expense	(8,101)	109	(309)
Income tax expense	$7,879	$11,663	$8,686

The significant components of Peoples' deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$13,819	$9,714
Accrued employee benefits	2,706	2,039
Lease obligation	1,423	1,640
Tax credit investments	1,799	1,130
Derivative instruments	2,494	736
Other	5	14
Total deferred tax assets	$22,246	$15,273
Deferred tax liabilities:
Purchase accounting adjustments	$4,522	$5,970
Bank premises and equipment (a)	3,274	3,300
Deferred loan income	2,174	3,120
Lease right-of-use assets	1,370	1,597
Available-for-sale securities	3,886	1,410
Other	583	797
Total deferred tax liabilities	$15,809	$16,194
Net deferred tax asset (liability)	$6,437	$(921)
(a) Peoples elected Internal Revenue Code Section 179 bonus depreciation in 2019, which increased the bonus depreciation percentage from 50% to 100% for qualified properties acquired and placed in service after September 27, 2017, and before January 1, 2023.

As of December 31, 2020, Peoples had no operating loss carryforwards for tax purposes.
The federal income tax benefit from sales of investment securities was $77,000 in 2020 and $31,000 in 2018. The federal income tax expense from sales of investment securities was $34,000 in 2019.
Income tax benefits are recognized in the Consolidated Financial Statements for a tax position only if it is considered "more-likely-than-not" of being sustained in an audit, based solely on the technical merits of the income tax position. If the recognition criteria are met, the amount of income tax benefits to be recognized are measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. The following table provides a reconciliation of uncertain tax positions at December 31:

(Dollars in thousands)	2020	2019
Uncertain tax positions, beginning of year	$250	$423
Gross increase based on tax positions related to current year	$12	$39
Gross increase for tax position taken during prior years	$—	$8
Gross decrease due to the statute of limitations	$(113)	$(220)
Uncertain tax positions, end of year	$149	$250
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2019. The years open to examination by state taxing authorities vary by jurisdiction.

Note 13 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2020	2019	2018
Distributed earnings allocated to common shareholders	$27,082	$26,503	$21,334
Undistributed earnings allocated to common shareholders	7,313	26,796	24,660
Net earnings allocated to common shareholders	$34,395	$53,299	$45,994

Weighted-average common shares outstanding	19,721,772	20,120,119	18,991,768
Effect of potentially dilutive common shares	122,034	153,606	130,492
Total weighted-average diluted common shares outstanding	19,843,806	20,273,725	19,122,260

Earnings per common share:
Basic	$1.74	$2.65	$2.42
Diluted	$1.73	$2.63	$2.41

Anti-dilutive common shares excluded from calculation:
Restricted shares, stock options and stock appreciation rights	64,145	—	1,748
Note 14 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in other assets and accrued expenses and other liabilities in the Consolidated Balance Sheets and in the net other adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2020, Peoples had entered into seventeen interest rate swaps with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. As of December 31, 2020, the interest rate swaps were funded by $110.0 million of Insured Cash Sweep Services ("ICS") demand deposits and $50.0 million rolling three-month brokered CDs. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. During the years ended December 31, 2020 and December 31, 2019, Peoples had reclassifications of loss to earnings of

$2.0 million and gains to interest expense of $133,000, respectively. During the next twelve months, Peoples estimates that minimal interest expense will be reclassified.
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
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2020	2019
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.38%	1.73%
Weighted average maturity	4.4 years	5.4 years
Pre-tax unrealized losses included in AOCI	(11,879)	(3,503)
The following table presents net losses or gains recorded in AOCI and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2020	2019
Amount of loss recognized in AOCI, pre-tax	$8,376	$4,591
Amount of loss recognized in earnings	—	(19)
The following table reflects the cash flow hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

(Dollars in thousands)	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	$55,000	$644
Total included in other assets	$—	$—	$55,000	$644

Included in accrued expenses and other liabilities:
Interest rate swaps related to debt	$160,000	$12,063	$105,000	$4,340
Total included in accrued expenses and other liabilities	$160,000	$12,063	$105,000	$4,340
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

The following table reflects the non-designated hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

(Dollars in thousands)	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to commercial loans	$415,044	$27,332	$321,394	$10,776
Total included in other assets	415,044	27,332	321,394	10,776

Included in accrued expenses and other liabilities:
Interest rate swaps related to commercial loans	$415,044	$27,332	$321,394	$10,776
Total included in accrued expenses and other liabilities	415,044	27,332	321,394	10,776
Pledged Collateral
When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral and when the interest rate swaps are in a net asset position, the counterparties must pledge collateral. At December 31, 2020, Peoples had $41.0 million of cash pledged, while the counterparties had no amount of cash pledged. At December 31, 2019, Peoples had $20.0 million of cash pledged, while the counterparties had no amount of cash pledged. Cash pledged is included in interest-bearing deposits in other banks on the Consolidated Balance Sheets.
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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2020	2019
Home equity lines of credit	$117,792	$112,464
Unadvanced construction loans	141,009	102,491
Other loan commitments	535,250	353,137
Loan commitments	794,051	568,092
Standby letters of credit	$14,342	$12,498

Note 16 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB of Cleveland, based on the amount of total deposits. Average required reserve balances were approximately $3.7 million and $16.5 million in 2020 and 2019, respectively.
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

At December 31, 2020, Peoples Bank had approximately $73.1 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2020, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2020.
As of December 31, 2020, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples' or Peoples Bank's category.
Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2020		2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$409,400	13.01%	$427,415	14.59%
For capital adequacy	141,605	4.50%	131,866	4.50%
To be well capitalized	204,540	6.50%	190,473	6.50%
Tier 1 (b)
Actual	$417,011	13.25%	$434,866	14.84%
For capital adequacy	188,806	6.00%	175,821	6.00%
To be well capitalized	251,741	8.00%	234,428	8.00%
Total Capital (c)
Actual	$456,384	14.50%	$456,422	15.58%
For capital adequacy	251,741	8.00%	234,428	8.00%
To be well capitalized	314,677	10.00%	293,036	10.00%
Tier 1 Leverage (d)
Actual	$417,011	8.97%	$434,866	10.41%
For capital adequacy	186,049	4.00%	167,037	4.00%
To be well capitalized	232,561	5.00%	208,796	5.00%
Capital Conservation Buffer	$204,643	6.50%	$221,994	7.58%
Fully phased in	78,669	2.50%	73,259	2.50%
Net Risk-Weighted Assets	$3,146,767		$2,930,355

	2020		2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$395,753	12.58%	$406,612	13.89%
For capital adequacy	141,513	4.50%	131,757	4.50%
To be well capitalized	204,408	6.50%	190,316	6.50%
Tier 1 (b)
Actual	$395,753	12.58%	$406,612	13.89%
For capital adequacy	188,684	6.00%	175,676	6.00%
To be well capitalized	251,579	8.00%	234,235	8.00%
Total Capital (c)
Actual	$435,101	13.84%	$428,168	14.62%
For capital adequacy	251,579	8.00%	234,235	8.00%
To be well capitalized	314,473	10.00%	292,794	10.00%
Tier 1 Leverage (d)
Actual	$395,753	12.58%	$406,612	9.75%
For capital adequacy	185,845	4.00%	166,898	4.00%
To be well capitalized	232,306	5.00%	208,622	5.00%
Capital Conservation Buffer	$183,522	5.84%	$193,933	6.62%
Fully phased in	78,618	2.50%	73,199	2.50%
Net Risk-Weighted Assets	$3,144,734		$2,927,941
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2020, Peoples granted an aggregate of 80,338 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2020, Peoples granted, to certain key employees, an aggregate of 48,064 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.

The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2020:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	32,230	$33.05	253,884	$33.29
Awarded	48,064	19.67	80,338	32.91
Released	5,250	32.76	56,827	32.42
Forfeited	7,286	31.85	26,403	33.33
Outstanding at December 31	67,758	$23.71	250,992	$33.36
The total intrinsic value of restricted common shares released was $2.0 million, $1.8 million and $2.8 million in 2020, 2019 and 2018, respectively.
Performance Unit Awards
 Under the 2006 Equity Plan, Peoples may grant performance unit awards to officers, key employees and non-employee directors.  On July 26, 2017, Peoples granted a total of seven performance unit awards to officers, with a maximum aggregate dollar amount of $1.3 million represented by the performance units subject to such awards and each performance unit representing $1.00. During 2019, one of the seven performance unit awards was forfeited as the individual to whom the performance unit award was granted left Peoples before meeting the minimum service requirement to retain the performance unit award. The performance unit awards granted covered the performance period beginning January 1, 2018 and ending on December 31, 2019, and were subject to two performance goals. Twenty-five percent of the performance units subject to each award was to vest if, but only if, the related company-specific target performance goal was achieved. As of December 31, 2019, the target level of achievement for the company-specific target performance goal was reached for the performance period. The remaining 75% of the performance units subject to each award was to vest based on the relative performance of Peoples compared to a defined peer group (measured by percentile ranking) with respect to the related maximum performance goal. As of December 31, 2019, Peoples did not achieve the second performance goal. On February 27, 2020, the Compensation Committee of the Board of Directors certified the level of achievement of the performance goals that had been satisfied and a portion of the performance unit awards vested based on the performance achieved. The vested performance unit awards were settled in common shares of Peoples equal to (i) the aggregate number of the participant's performance units (and equivalent dollar value of such performance units) that vested based on the performance achieved under both performance goals (ii) divided by the fair market value of a common share of Peoples on the date the performance units were deemed to have vested (which was the certification date) and rounded down to the nearest whole common share. As a result, during the first quarter of 2020, the remaining six officers holding performance unit awards received an aggregate of 9,395 common shares at a fair market value of $29.26 per common share on the date the performance units were deemed vested, with a related expense of $275,000, recorded in the prior year.
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares and performance unit awards, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. For performance unit awards, Peoples recognizes stock-based compensation, over the performance period, based on the portion of the awards that is expected to vest based on the expected level of achievement of the established performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of up to 15%. The following summarizes the amount of stock-based compensation and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Employee stock-based compensation expense:
Restricted common share grant expense	$3,556	$3,462	$2,359
Employee stock purchase plan expense	63	63	60
Performance stock unit expense	(12)	130	156
Total employee stock-based compensation expense	3,607	3,655	2,575
Non-employee director stock-based compensation expense	340	308	345
Total stock-based compensation expense	3,947	3,963	2,920
Recognized tax benefit	(818)	(832)	(613)
Net expense recognized	$3,129	$3,131	$2,307
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2020, 2019 and 2018. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $2.8 million at December 31, 2020, which will be recognized over a weighted-average period of 1.8 years. In 2020, the Board of Directors granted 3,680 unrestricted common shares to non-employee directors, with related stock-based compensation of $120,000.
Note 18 Revenue

The following table details Peoples' revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2020	2019
Insurance income:
Commission and fees from sale of insurance policies (a)	$12,137	$12,670
Fees related to third-party administration services (a)	448	602
Performance-based commissions (b)	1,457	1,530
Trust and investment income (a)	13,662	13,159
Electronic banking income:
Interchange income (a)	11,160	10,797
Promotional and usage income (a)	3,086	2,883
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	3,573	3,832
Transactional-based fees (b)	5,845	7,868
Commercial loan swap fees (b)	1,741	2,228
Other non-interest income transactional-based fees (b)	820	716
Total	$53,929	$56,285

Timing of revenue recognition:
Services transferred over time	$44,066	$43,943
Services transferred at a point in time	9,863	12,342
Total	$53,929	$56,285
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples' contract assets and contract liabilities for the period ended December 31, 2020:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2020	$600	$5,190
Additional income receivable	647	—
Additional deferred income	—	244
Recognition of income previously deferred	—	(210)
Balance, December 31, 2020	$1,247	$5,224
From more information on Peoples' revenue recognition policies, see "Note 1 Summary of Significant Accounting Policies."
Note 19 Acquisitions

Effective July 1, 2020, Peoples closed on a business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance continues to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide.
The following table provides the purchase price calculation as of the date of acquisition, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands, except per share data)
Total purchase price	$94,526

Net Assets at Fair Value
Assets
Cash and due from banks	$509
Loans, net of deferred fees and costs	84,704
Bank premises and equipment, net of accumulated depreciation	45
Customer relationship intangible assets	4,280
Other assets	11
Total assets	$89,549
Liabilities
Accrued expenses and other liabilities	$479
Total liabilities	$479
Net assets	$89,070
Goodwill	$5,456
The accounting for the premium finance acquisition has been completed. The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2020, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value at December 31, 2020 from balances reported at September 30, 2020:

(Dollars in thousands)	Change in Fair Value
Net assets
Loans	$(113)
Customer relationship intangible assets	108
Change in goodwill	$(5)
Peoples recorded a customer relationship intangible of $4.3 million. Peoples expects to amortize the intangible over 10 years, and recorded $310,000 of intangible amortization during 2020.
As of the acquisition date, Peoples estimated an allowance for credit losses of $923,000 for the acquired loans through the income statement, which was included in the provision for credit losses during the third quarter of 2020.
Acquired loans are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired loans as of the acquisition date:

(Dollars in thousands, except per share data)	Triumph Premium Finance
Nonimpaired Loans
Contractual cash flows	$84,968
Nonaccretable difference	(179)
Expected cash flows	85,147
Accretable yield	443
Fair value	$84,704
On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency for a purchase price amount equal to $866,000, and recorded $735,000 of customer relationship intangibles, and $27,000 of other assets, resulting in $104,000 of goodwill. The acquisition will not materially impact Peoples' financial position, results of operations or cash flows. As of December 31, 2020, Peoples had $339,000 of contingent consideration payable related to the acquisition.

Note 20 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	14,313	20,094
Due from subsidiary bank	659	140
Other investment securities	225	237
Investments in subsidiaries:
Bank	561,870	573,429
Non-bank	11,771	9,418
Other assets	3,546	3,067
Total assets	$592,434	$606,435
Liabilities:
Accrued expenses and other liabilities	$6,253	$1,955
Dividends payable	602	342
Mandatorily redeemable capital securities of subsidiary trust	9,906	9,745
Total liabilities	16,761	12,042
Total stockholders' equity	575,673	594,393
Total liabilities and stockholders' equity	$592,434	$606,435

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Dividends from subsidiary bank	$49,000	$37,000	$13,500
Dividends from non-bank subsidiary	—	—	2,500
Interest and other income	16	81	357
Total income	49,016	37,081	16,357
Expense:
Trust preferred securities expense	373	534	520
Intercompany management fees	1,369	1,607	1,561
Other expense	5,376	5,432	4,647
Total expense	7,118	7,573	6,728
Income before federal income taxes and equity in undistributed earnings of subsidiaries	41,898	29,508	9,629
Applicable income tax expense	(1,128)	(1,670)	(2,511)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(8,259)	22,517	34,115
Net income	$34,767	$53,695	$46,255

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating activities
Net income	$34,767	$53,695	$46,255
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	161	168	9,177
Excess dividends from (equity in) undistributed earnings of subsidiaries	8,259	(22,517)	(34,115)
Gain on investment securities	(8)	—	—
Other, net	8,492	3,801	31
Net cash provided by operating activities	51,671	35,147	21,348
Investing activities
Net proceeds from sales and maturities of investment securities	10	—	5,388
Investment in subsidiaries	(35,238)	(18,874)	(31,813)
Decrease in receivable from subsidiary	34,719	18,869	32,236
Business combinations, net of cash received	—	(1,438)	(637)
Other, net	(76)	226	228
Net cash (used in) provided by investing activities	(585)	(1,217)	5,402
Financing activities
Purchase of treasury stock	(30,409)	(1,650)	(1,380)
Proceeds from issuance of common stock	594	6	25
Cash dividends paid	(27,052)	(25,942)	(20,915)
Net cash used in financing activities	(56,867)	(27,586)	(22,270)
Net (decrease) increase in cash and cash equivalents	(5,781)	6,344	4,480
Cash and cash equivalents at the beginning of year	20,144	13,800	9,320
Cash and cash equivalents at the end of year	$14,363	$20,144	$13,800
Supplemental cash flow information:
Interest paid	$385	$544	$513

Note 21 Summarized Quarterly Information (Unaudited)

	2020
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$40,862	$39,306	$39,013	$37,923
Total interest expense	6,226	4,446	3,894	3,615
Net interest income	34,636	34,860	35,119	34,308
Provision (recovery) for credit losses (a)	16,969	11,834	4,728	(7,277)
Net gain (loss) on investment securities (b)	319	62	2	(751)
Net loss on asset disposals and other transactions (b)	(87)	(122)	(28)	(53)
Total non-interest income excluding net gains and losses (b)	15,505	14,724	16,796	17,305
Amortization of other intangible assets	729	728	857	909
Acquisition-related expenses	30	47	335	77
Total non-interest expense excluding amortization of other intangible assets and acquisition-related expenses	33,566	31,030	33,123	32,264
Income tax (benefit) expense	(156)	1,136	2,636	4,263
Net (loss) income	$(765)	$4,749	$10,210	$20,573
(Loss) earnings per common share – basic	$(0.04)	$0.24	$0.52	$1.06
(Loss) earnings per common share – diluted	$(0.04)	$0.23	$0.51	$1.05
Weighted-average common shares outstanding – basic	20,367,564	19,720,315	19,504,503	19,302,919
Weighted-average common shares outstanding – diluted	20,538,214	19,858,880	19,637,689	19,442,284

	2019
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$40,576	$43,621	$43,609	$42,289
Total interest expense	6,662	7,572	7,855	7,168
Net interest income	33,914	36,049	35,754	35,121
(Recovery) provision for credit losses (a)	(263)	626	1,005	1,136
Net gain (loss) on investment securities (b)	30	(57)	97	94
Net loss on asset disposals and other transactions (b)	(182)	(293)	(78)	(229)
Total non-interest income excluding net gains and losses (b)	15,581	15,639	16,374	17,298
Amortization of other intangible assets	694	824	953	888
Acquisition-related expenses	253	6,770	199	65
Total non-interest expense excluding amortization of other intangible and acquisition-related expenses	30,913	31,282	31,841	32,568
Income tax expense	3,377	2,238	3,281	2,767
Net income	$14,369	$9,598	$14,868	$14,860
Earnings per common share – basic	$0.74	$0.47	$0.72	$0.72
Earnings per common share – diluted	$0.73	$0.46	$0.72	$0.72
Weighted-average common shares outstanding – basic	19,366,008	20,277,028	20,415,245	20,407,505
Weighted-average common shares outstanding – diluted	19,508,868	20,442,366	20,595,769	20,599,127
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
(b)The sum of amounts are considered total non-interest income.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "NOMINATING PROCEDURES" of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 22, 2021 ("Peoples' Definitive Proxy Statement"), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2020 Annual Meeting of Shareholders held on April 23, 2020.
The information regarding Peoples' executive officers required by Item 401 of SEC Regulation S-K will be included in the section captioned "EXECUTIVE OFFICERS" of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.
Information regarding beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption "DELINQUENT SECTION 16(a) REPORTS" of Peoples' Definitive Proxy Statement, to the extent that disclosure of information is required.
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
In addition, Peoples will disclose any waivers from the provisions of the Code of Ethics granted to a director or an executive officer of Peoples in a Current Report on Form 8-K within four business days following their occurrence.
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
ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS," "SUMMARY COMPENSATION TABLE FOR 2020," "GRANTS OF PLAN-BASED AWARDS FOR 2020," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020," "OPTION EXERCISES AND STOCK VESTED FOR 2020," "PENSION BENEFITS FOR 2020," "NON-QUALIFIED DEFERRED COMPENSATION FOR 2020," "OTHER POTENTIAL POST EMPLOYMENT PAYMENTS," "DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.

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
Equity Compensation Plan Information
The table below provides information as of December 31, 2020, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
(i)the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan");
(ii)the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Directors' Deferred Compensation Plan"); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	360,241	(1)	$—	(2)	476,280	(3)
Total	360,241		$—		476,280
(1)Includes an aggregate of 318,750 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 41,491 common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.
(2)The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Equity Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.
(3)Includes 261,483 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2020, as well as 214,797 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
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
(a)(3)    Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K, are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the list below.
(b)     Exhibits
The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.
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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. [This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.]	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

4.3(a)	Amended and Restated Declaration of Trust of NB&T Statutory Trust III, dated and effective as of June 25, 2007 NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Sponsor"	Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.3(c)	Notice of Removal of Administrator and Appointment of Replacement, dated February 11, 2021, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.	Filed herewith

4.4	Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as "Guarantor"	Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

4.5	Description of Capital Stock of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.5 to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2019 (File No. 0-16772) ("Peoples' 2019 Form 10-K")

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples' 2015 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012 and ending with the fiscal year ended December 31, 2019]*	Incorporated herein by reference to Exhibit 10.2(c) to the Annual Report of Peoples Bancorp Inc. on Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-16772)

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for fiscal year ended December 31, 2020]*	Incorporated herein by reference to Exhibit 10.3 to Peoples' 2019 Form 10-K

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2021]*	Filed herewith

10.5	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.6	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.8	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 26, 2018; successor to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

10.9	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 *	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 0-16772) ("Peoples' September 30, 2018 Form 10-Q")

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2018 Form 10-Q

10.11	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.12	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.13	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.14	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.15	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015 and prior to January 1, 2018*	Incorporated herein by reference Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 0-16772)

10.16	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.18	Loan Agreement, made and entered into as of April 3, 2019, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 9, 2019 (File No. 0-16772) ("Peoples' April 9, 2019 Form 8-K")

10.19	Revolving Credit Note issued by Peoples Bancorp Inc. on April 3, 2019 to U.S. Bank National Association in the principal amount of $20,000,000	Incorporated herein by reference to Exhibit 10.2 to Peoples' April 9, 2019 Form 8-K

10.20	First Amendment to Loan Agreement, made and entered into as of April 2, 2020, between Peoples Bancorp Inc., as Borrower, and U.S. Bank National Association, as Lender	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 6, 2020 (File No. 0-16772)

10.21	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 0-16772)

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to Peoples' 2019 Form 10-K

10.23	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.24	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report of Peoples Bancorp Inc. on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 0-16772) ("Peoples September 30, 2020 Form 10-Q")

10.25	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2020 Form 10-Q

10.26	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to Peoples' September 30, 2020 Form 10-Q

10.27	Separation Agreement and General Release between John C. Rogers (executed on October 5, 2020) and Peoples Bank (executed on October 6, 2020)*	Incorporated herein by reference to Exhibit 10.4 to Peoples' September 30, 2020 Form 10-Q

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.
## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	March 1, 2021	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director (Principal Executive Officer)	3/1/2021
Charles W. Sulerzyski

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	3/1/2021
Katie Bailey

/s/ TARA M. ABRAHAM*		Director	3/1/2021
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	3/1/2021
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	3/1/2021
George W. Broughton

/s/ DAVID F. DIERKER*		Director	3/1/2021
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	3/1/2021
James S. Huggins

/s/ BROOKE W. JAMES*		Director	3/1/2021
Brooke W. James

/s/ DAVID L. MEAD*		Director	3/1/2021
David L. Mead

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	3/1/2021
Susan D. Rector

/s/ MICHAEL N. VITTORIO*		Director	3/1/2021
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact