Form 10-Q
period 2021-03-31
PEOPLES BANCORP INC
filed 2021-04-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2021
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,649,961 common shares, without par value, at April 28, 2021.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$55,319	$60,902
Interest-bearing deposits in other banks	145,056	91,198
Total cash and cash equivalents	200,375	152,100
Available-for-sale investment securities, at fair value (amortized cost of $859,120 at March 31, 2021 and $734,544 at December 31, 2020) (a)	865,347	753,013
Held-to-maturity investment securities, at amortized cost (fair value of $161,983 at March 31, 2021 and $68,082 at December 31, 2020) (a)	166,230	66,458
Other investment securities	34,026	37,560
Total investment securities (a)	1,065,603	857,031
Loans, net of deferred fees and costs (b)	3,409,676	3,402,940
Allowance for credit losses	(44,897)	(50,359)
Net loans	3,364,779	3,352,581
Loans held for sale	2,194	4,659
Bank premises and equipment, net of accumulated depreciation	58,721	60,094
Bank owned life insurance	72,037	71,591
Goodwill	171,260	171,260
Other intangible assets	12,747	13,337
Other assets (c)	195,336	78,111
Total assets	$5,143,052	$4,760,764
Liabilities
Deposits:
Non-interest-bearing	$1,206,034	$997,323
Interest-bearing	3,098,195	2,913,136
Total deposits	4,304,229	3,910,459
Short-term borrowings	67,868	73,261
Long-term borrowings	110,295	110,568
Accrued expenses and other liabilities	81,767	90,803
Total liabilities	4,564,159	4,185,091
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,200,940 shares issued at March 31, 2021 and 21,193,402 shares issued at December 31, 2020, including shares held in treasury	422,370	422,536
Retained earnings	199,321	190,691
Accumulated other comprehensive (loss) income, net of deferred income taxes	(4,962)	1,336
Treasury stock, at cost, 1,630,243 shares at March 31, 2021 and 1,686,046 shares at December 31, 2020	(37,836)	(38,890)
Total stockholders’ equity	578,893	575,673
Total liabilities and stockholders’ equity	$5,143,052	$4,760,764
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $182,000, respectively, as of March 31, 2021 and $0 and $60,000, respectively, at December 31, 2020.
(b)    Also referred to throughout this document as "total loans" and "loans held for investment."
(c)    At the close of business on March 31, 2021, Peoples closed on the business combination under which Peoples Bank acquired assets comprising North Star Leasing's ("NSL") equipment finance business and assumed from NSL certain specified liabilities. Please see Note 11 "Acquisitions" for more detail.

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$35,737	$34,588
Interest and dividends on taxable investment securities	2,574	5,383
Interest on tax-exempt investment securities	611	655
Other interest income	40	236
Total interest income	38,962	40,862
Interest expense:
Interest on deposits	2,817	4,629
Interest on short-term borrowings	100	1,039
Interest on long-term borrowings	467	558
Total interest expense	3,384	6,226
Net interest income	35,578	34,636
(Recovery of) provision for credit losses	(4,749)	16,969
Net interest income after (recovery of) provision for credit losses	40,327	17,667
Non-interest income:
Insurance income	5,221	4,130
Electronic banking income	3,911	3,280
Trust and investment income	3,845	3,262
Deposit account service charges	1,985	2,820
Mortgage banking income	1,140	750
Bank owned life insurance income	446	582
Commercial loan swap fees	60	244
Net loss on asset disposals and other transactions	(27)	(87)
Net (loss) gain on investment securities	(336)	319
Other non-interest income	658	437
Total non-interest income	16,903	15,737
Non-interest expense:
Salaries and employee benefit costs	20,759	19,918
Professional fees	3,468	1,693
Net occupancy and equipment expense	3,327	3,154
Data processing and software expense	2,454	1,752
Electronic banking expense	1,894	1,865
Marketing expense	911	473
Franchise tax expense	855	882
Amortization of other intangible assets	620	729
FDIC insurance premium	463	(5)
Other loan expenses	462	578
Communication expense	282	280
Other non-interest expense	2,492	3,006
Total non-interest expense	37,987	34,325
Income (loss) before income taxes	19,243	(921)
Income tax expense (benefit)	3,780	(156)
Net income (loss)	$15,463	$(765)
Earnings (loss) per common share - basic	$0.80	$(0.04)
Earnings (loss) per common share - diluted	$0.79	$(0.04)
Weighted-average number of common shares outstanding - basic	19,282,665	20,367,564
Weighted-average number of common shares outstanding - diluted	19,436,311	20,538,214
Cash dividends declared	$6,833	$7,038
Cash dividends declared per common share	$0.35	$0.34

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net income (loss)	$15,463	$(765)
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(12,578)	22,268
Related tax benefit (expense)	2,642	(4,676)
Reclassification adjustment for net loss (gain) included in net income	336	(319)
Related tax (benefit) expense	(71)	67
Net effect on other comprehensive (loss) income	(9,671)	17,340
Defined benefit plans:
Net gain (loss) arising during the period	5	(365)
Related tax (expense) benefit	(1)	76
Amortization of unrecognized gain and service cost on benefit plans	30	28
Related tax expense	(7)	(6)
Recognition of gain due to settlement and curtailment	—	368
Related tax expense	—	(77)
Net effect on other comprehensive income	27	24
Cash flow hedges:
Net gain (loss) arising during the period	4,236	(9,730)
Related tax (expense) benefit	(890)	2,043
Net effect on other comprehensive income (loss)	3,346	(7,687)
Total other comprehensive (loss) income, net of tax	(6,298)	9,677
Total comprehensive income	$9,165	$8,912

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	15,463	—	—	15,463
Other comprehensive loss, net of tax	—	—	(6,298)	—	(6,298)
Cash dividends declared	—	(6,833)	—	—	(6,833)
Reissuance of treasury stock for common share awards	(1,740)	—	—	1,740	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	2	2
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(911)	(911)
Common shares issued under dividend reinvestment plan	288	—	—	—	288
Common shares issued under compensation plan for Boards of Directors	53	—	—	141	194
Common shares issued under employee stock purchase plan	35	—	—	82	117
Stock-based compensation	1,198	—	—	—	1,198
Balance, March 31, 2021	$422,370	$199,321	$(4,962)	$(37,836)	$578,893
See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$18,322	$18,218
Investing activities:
Available-for-sale investment securities:
Purchases	(228,162)	(72,942)
Proceeds from sales	25,015	5,620
Proceeds from principal payments, calls and prepayments	74,377	61,701
Held-to-maturity investment securities:
Purchases	(101,177)	(8,404)
Proceeds from principal payments	1,115	1,354
Other investment securities:
Purchases	(282)	(5,376)
Proceeds from sales	3,878	957
Net increase in loans held for investment	(7,749)	(32,265)
Net expenditures for premises and equipment	(311)	(1,028)
Proceeds from sales of other real estate owned	—	50
Proceeds from bank owned life insurance contracts	—	109
Business acquisitions, net of cash received	(117,000)	(839)
Proceeds from (investment in) limited partnership and tax credit funds	4	(15)
Net cash used in investing activities	(350,292)	(51,078)
Financing activities:
Net increase in non-interest-bearing deposits	208,711	56,058
Net increase in interest-bearing deposits	185,059	50,905
Net decrease in short-term borrowings	(5,393)	(57,316)
Proceeds from long-term borrowings	—	50,000
Payments on long-term borrowings	(311)	(372)
Cash dividends paid	(7,080)	(6,918)
Purchase of treasury stock under share repurchase program	—	(10,226)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(911)	(812)
Proceeds from issuance of common shares	286	—
Contingent consideration payments made after a business acquisition	(116)	—
Net cash provided by financing activities	380,245	81,319
Net increase in cash and cash equivalents	48,275	48,459
Cash and cash equivalents at beginning of period	152,100	115,193
Cash and cash equivalents at end of period	$200,375	$163,652

Supplemental cash flow information:
Interest paid	4,199	6,634
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	—	66
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	14	27

 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Peoples' 2020 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2020 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2021 for potential recognition or disclosure in these unaudited consolidated financial statements.  In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2020, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2020 Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. Peoples' insurance income includes performance-based insurance commissions that are recognized by Peoples when received, which typically occurs, for the most part, during the first quarter of each year. For the three months ended March 31, 2021 and 2020, the amount of performance-based insurance commissions recognized totaled $2.0 million and $1.3 million, respectively.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2020 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2020 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$18,471	$—	$—	$5,363	$—
States and political subdivisions	—	218,484	—	—	114,919	—
Residential mortgage-backed securities	—	596,181	—	—	623,218	—
Commercial mortgage-backed securities	—	27,481	—	—	4,783	—
Bank-issued trust preferred securities	—	4,730	—	—	4,730	—
Total available-for-sale securities	—	865,347	—	—	753,013	—
Equity investment securities (a)	136	194	—	107	192	—
Derivative assets (b)	—	16,355	—	—	27,332	—
Liabilities:
Derivative liabilities (c)	$—	$24,179	$—	$—	$39,395	$—
(a)    Included in other investment securities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.
(b)    Included in other assets on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 8 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
(c)    Included in accrued expenses and other liabilities on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 8 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.
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

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Other real estate owned ("OREO")	$—	$—	$134	$—	$—	$134
Servicing rights (a)(b)	$—	$—	$2,515	$—	$—	$2,591
(a) Included in other intangible assets on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(b) Peoples established a valuation allowance on servicing rights of $16,000 as of March 31, 2021 and $161,000 as of December 31, 2020, as the fair value of the servicing rights was less than the carrying value.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$200,375	$200,375	$152,100	$152,100
Held-to-maturity investment securities:
Obligations of:
U.S. Government sponsored agencies	2	30,211	28,517	—	—
States and political subdivisions	2	92,436	89,518	35,139	35,484
Residential mortgage-backed securities	2	24,878	25,552	25,890	26,742
Commercial mortgage-backed securities	2	18,705	18,396	5,429	5,856
Total held-to-maturity securities		166,230	161,983	66,458	68,082
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	18,046	18,046	21,718	21,718
Federal Reserve Bank ("FRB") stock	2	13,311	13,311	13,311	13,311
Nonqualified deferred compensation	2	1,975	1,975	1,867	1,867
Other investment securities	2	365	365	365	365
Other investment securities (a)		33,697	33,697	37,261	37,261
Net loans	3	3,364,779	3,357,005	3,352,581	3,408,373
Loans held for sale	2	2,194	2,242	4,659	4,733
Bank owned life insurance	3	72,037	72,037	71,591	71,591
Liabilities:
Deposits	2	$4,304,229	$3,982,200	$3,910,459	$3,773,602
Short-term borrowings	2	67,868	68,403	73,261	74,170
Long-term borrowings	2	110,295	113,934	110,568	117,364
(a)     Other investment securities, as reported on the Unaudited Consolidated Balance Sheets, also includes equity investment securities at March 31, 2021 and December 31, 2020, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis table above and not included in this table.

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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Obligations of:
U.S. government sponsored agencies	$18,611	$324	$(464)	$18,471
States and political subdivisions	218,621	3,632	(3,769)	218,484
Residential mortgage-backed securities	589,047	12,872	(5,738)	596,181
Commercial mortgage-backed securities	28,145	97	(761)	27,481
Bank-issued trust preferred securities	4,696	217	(183)	4,730
Total available-for-sale securities	$859,120	$17,142	$(10,915)	$865,347
December 31, 2020
Obligations of:
U.S. government sponsored agencies	$4,960	$403	$—	$5,363
States and political subdivisions	110,401	4,642	(124)	114,919
Residential mortgage-backed securities	609,865	15,377	(2,024)	623,218
Commercial mortgage-backed securities	4,622	161	—	4,783
Bank-issued trust preferred securities	4,696	192	(158)	4,730
Total available-for-sale securities	$734,544	$20,775	$(2,306)	$753,013

The gross unrealized losses related to residential mortgage-backed securities at March 31, 2021 and December 31, 2020, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Gross gains realized	$339	$319
Gross losses realized	675	—
Net (loss) gain realized	$(336)	$319
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2021
Obligations of:
U.S. government sponsored agencies	$11,684	$464	$3	$—	$—	$—	$11,684	$464
States and political subdivisions	116,444	3,769	47	—	—	—	116,444	3,769
Residential mortgage-backed securities	227,145	5,502	40	10,603	236	20	237,748	5,738
Commercial mortgage-backed securities	23,155	761	7	—	—	—	23,155	761
Bank-issued trust preferred securities	—	—	—	1,817	183	2	1,817	183
Total	$378,428	$10,496	97	$12,420	$419	22	$390,848	$10,915
December 31, 2020
Obligations of:
States and political subdivisions	$17,651	$124	5	$—	$—	—	$17,651	$124
Residential mortgage-backed securities	156,659	1,795	45	9,892	229	13	166,551	2,024
Bank-issued trust preferred securities	494	6	1	1,848	152	2	2,342	158
Total	$174,804	$1,925	51	$11,740	$381	15	$186,544	$2,306

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At March 31, 2021, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2021, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2021 and December 31, 2020 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $4.7 million at March 31, 2021 and $2.7 million at December 31, 2020.
At March 31, 2021, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2021 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2021.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$6,248	$2,500	$9,863	$18,611
States and political subdivisions	7,019	28,186	52,478	130,938	218,621
Residential mortgage-backed securities	1	4,909	52,451	531,686	589,047
Commercial mortgage-backed securities	—	2,324	8,980	16,841	28,145
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$7,020	$41,667	$121,105	$689,328	$859,120
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$6,566	$2,467	$9,438	$18,471
States and political subdivisions	7,069	29,240	53,660	128,515	218,484
Residential mortgage-backed securities	1	4,986	52,907	538,287	596,181
Commercial mortgage-backed securities	—	2,368	8,737	16,376	27,481
Bank-issued trust preferred securities	—	—	4,730	—	4,730
Total available-for-sale securities	$7,070	$43,160	$122,501	$692,616	$865,347
Total weighted-average yield	2.56%	2.50%	2.06%	1.98%	2.02%

Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Obligations of:
U.S. government sponsored agencies	$30,211	$—	$—	$(1,694)	$28,517
States and political subdivisions	92,618	(182)	437	(3,355)	89,518
Residential mortgage-backed securities	24,878	—	676	(2)	25,552
Commercial mortgage-backed securities	18,705	—	289	(598)	18,396
Total held-to-maturity securities	$166,412	$(182)	$1,402	$(5,649)	$161,983
December 31, 2020
Obligations of:
States and political subdivisions	$35,199	$(60)	$510	$(165)	$35,484
Residential mortgage-backed securities	25,890	—	852	—	26,742
Commercial mortgage-backed securities	5,429	—	427	—	5,856
Total held-to-maturity securities	$66,518	$(60)	$1,789	$(165)	$68,082

There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three months ended March 31, 2021 and 2020.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of state and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. As a result, at March 31, 2021, Peoples recorded $182,000 of allowance for credit losses for held-to-maturity securities, compared to $60,000 at December 31, 2020.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2021
Obligations of:
U.S. government sponsored agencies	$28,517	$1,694	6	—	—	—	$28,517	$1,694
States and political subdivisions	79,334	3,355	29	—	—	—	79,334	3,355
Residential mortgage-backed securities	622	2	1	—	—	—	622	2
Commercial mortgage-backed securities	12,832	598	2	—	—	—	12,832	598
Total	$121,305	$5,649	38	$—	$—	—	$121,305	$5,649
December 31, 2020
Obligations of:
States and political subdivisions	$18,662	$165	5	$—	$—	—	$18,662	$165
Total	$18,662	$165	5	$—	$—	—	$18,662	$165

The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2021.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$30,211	$30,211
States and political subdivisions	—	988	2,511	89,119	92,618
Residential mortgage-backed securities	—	—	2,488	22,390	24,878
Commercial mortgage-backed securities	—	368	3,710	14,627	18,705
Total held-to-maturity securities	$—	$1,356	$8,709	$156,347	$166,412
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$28,517	$28,517
States and political subdivisions	—	1,141	2,795	85,582	89,518
Residential mortgage-backed securities	—	—	2,593	22,959	25,552
Commercial mortgage-backed securities	—	374	3,968	14,054	18,396
Total held-to-maturity securities	$—	$1,515	$9,356	$151,112	$161,983
Total weighted-average yield	—%	0.62%	2.98%	2.13%	2.16%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB stock	$18,046	$21,718
FRB stock	13,311	13,311
Nonqualified deferred compensation	1,974	1,867
Equity investment securities	330	299
Other investment securities	365	365
Total other investment securities	$34,026	$37,560
During the three months ended March 31, 2021, Peoples redeemed $3.7 million of FHLB stock during the first quarter of 2021.

During the three months ended March 31, 2021 and 2020, Peoples recorded the change in the fair value of equity investment securities held during the period, in other non-interest income, resulting in unrealized gain of $31,000 and and unrealized loss of $31,000, respectively.
At March 31, 2021, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2021	December 31, 2020

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$660,261	$547,244
Held-to-maturity	108,047	28,287
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	2,359	2,175

Note 4 Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky and west central West Virginia. Peoples also originates insurance premium finance loans nationwide through its premium finance division.
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Construction	$78,699	$106,792
Commercial real estate, other	965,249	929,853
Commercial and industrial	964,761	973,645
Premium finance	110,590	114,758
Residential real estate	573,700	574,007
Home equity lines of credit	117,426	120,913
Consumer, indirect	519,749	503,527
Consumer, direct	79,204	79,094
Deposit account overdrafts	298	351
Total loans, at amortized cost	$3,409,676	$3,402,940
Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020. Peoples originated PPP loans of $130.8 million in first quarter of 2021 and $488.9 million of PPP loans during the full year of 2020. At March 31, 2021, the PPP loans had an amortized cost of $349.9 million, and were included in commercial and industrial loan balances. As of March 31, 2021, deferred loan origination fees, net of deferred origination costs, totaled $9.3 million. During the first quarter of 2021, Peoples recorded amortization of net deferred loan origination fees of $4.7 million on PPP loans. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on loans was $10.1 million at March 31, 2021 and $10.9 million at December 31, 2020.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$4	$—	$4	$—
Commercial real estate, other	8,421	55	9,111	—
Commercial and industrial	6,101	—	6,192	50
Premium finance	—	109	—	204
Residential real estate	8,246	662	8,375	1,975
Home equity lines of credit	780	180	867	82
Consumer, indirect	1,031	24	1,073	39
Consumer, direct	161	14	171	17
Total loans, at amortized cost	$24,744	$1,044	$25,793	$2,367
(a) There were $1.1 million of nonaccrual loans for which there was no allowance for credit losses as of March 31, 2021 and $1.3 million at
December 31, 2020.

During the first quarter of 2021, nonaccrual loans decreased compared to December 31, 2020, mostly due to three commercial loans being charged-off coupled with two consumer loan payoffs. As of March 31, 2021, Peoples had made short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, which were insignificant. Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act are not included in Peoples' nonaccrual or accruing loans 90+ days past due as of March 31, 2021. During first quarter of 2021, accruing loans, 90+ days past due decreased due to several real estate loans becoming less than 90 days past due during the quarter.
The amount of interest income recognized on nonaccrual loans during the three months ended March 31, 2021 was $352,000.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2021
Construction	$24	$889	$4	$917	$77,782	$78,699
Commercial real estate, other	1,875	127	8,040	10,042	955,207	965,249
Commercial and industrial	3,079	11	6,092	9,182	955,579	964,761
Premium finance	212	130	109	451	110,139	110,590
Residential real estate	5,687	944	3,983	10,614	563,086	573,700
Home equity lines of credit	393	117	784	1,294	116,132	117,426
Consumer, indirect	1,927	350	297	2,574	517,175	519,749
Consumer, direct	207	26	106	339	78,865	79,204
Deposit account overdrafts	—	—	—	—	298	298
Total loans, at amortized cost	$13,404	$2,594	$19,415	$35,413	$3,374,263	$3,409,676
December 31, 2020
Construction	$—	$344	$4	$348	$106,444	$106,792
Commercial real estate, other	1,943	283	8,643	10,869	918,984	929,853
Commercial and industrial	567	552	4,535	5,654	967,991	973,645
Premium finance	928	1,073	204	2,205	112,553	114,758
Residential real estate	6,739	2,688	5,512	14,939	559,068	574,007
Home equity lines of credit	309	58	780	1,147	119,766	120,913
Consumer, indirect	4,362	733	348	5,443	498,084	503,527
Consumer, direct	424	43	123	590	78,504	79,094
Deposit account overdrafts	—	—	—	—	351	351
Total loans, at amortized cost	$15,272	$5,774	$20,149	$41,195	$3,361,745	$3,402,940
Delinquency trends remained stable, as 99.0% of Peoples' portfolio was considered “current” at March 31, 2021, compared to 98.8% at December 31, 2020.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Loans pledged to FHLB	$730,422	$740,584
Loans pledged to FRB	111,701	107,340

Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2020 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples is as follows:
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements when they meet those criteria. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “pass" for disclosure purposes.

The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed at March 31, 2021:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$5,669	$35,741	$32,155	$178	$670	$1,864	$163	$981	$76,440
Special mention	—	—	—	738	—	141	—	—	879
Substandard	—	—	—	84	177	1,070	49	—	1,380
Total	5,669	35,741	32,155	1,000	847	3,075	212	981	78,699
Commercial real estate, other
Pass	37,694	144,707	157,739	99,426	122,459	323,719	15,395	4,515	901,139
Special mention	—	238	2,771	619	4,544	19,216	—	54	27,388
Substandard	—	—	4,447	922	2,405	28,661	211	74	36,646
Doubtful	—	—	—	—	—	76	—	—	76
Total	37,694	144,945	164,957	100,967	129,408	371,672	15,606	4,643	965,249
Commercial and industrial
Pass	172,691	333,486	96,285	72,607	35,886	113,683	104,507	15,304	929,145
Special mention	662	651	544	1,164	337	1,448	7,255	11	12,061
Substandard	22	2,718	3,487	3,004	2,126	4,402	6,042	1,120	21,801
Doubtful	—	—	—	—	—	1,754	—	187	1,754
Total	173,375	336,855	100,316	76,775	38,349	121,287	117,804	16,622	964,761
Premium finance
Pass	110,590	—	—	—	—	—	—	—	110,590
Total	110,590	—	—	—	—	—	—	—	110,590
Residential real estate
Pass	40,343	51,102	43,026	24,681	31,366	368,742	—	—	559,260
Substandard	—	—	—	—	—	14,263	—	—	14,263
Loss	—	—	—	—	—	177	—	—	177
Total	40,343	51,102	43,026	24,681	31,366	383,182	—	—	573,700
Home equity lines of credit
Pass	4,791	19,303	14,516	12,536	12,941	53,297	42	3,480	117,426
Total	4,791	19,303	14,516	12,536	12,941	53,297	42	3,480	117,426
Consumer, indirect
Pass	65,246	227,871	94,890	72,642	38,982	20,118	—	—	519,749
Total	65,246	227,871	94,890	72,642	38,982	20,118	—	—	519,749
Consumer, direct
Pass	9,732	32,384	16,177	10,974	4,302	5,635	—	—	79,204
Total	9,732	32,384	16,177	10,974	4,302	5,635	—	—	79,204
Deposit account overdrafts	298	—	—	—	—	—	—	—	298
Total loans, at amortized cost	$447,738	$848,201	$466,037	$299,575	$256,195	$958,266	$133,664	$25,726	$3,409,676
At March 31, 2021, Peoples had a total of $1.3 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Construction	$344	$—
Commercial real estate, other	8,854	8,467
Commercial and industrial	6,793	6,333
Residential real estate	1,667	1,670
Home equity lines of credit	400	403
Total collateral dependent loans	$18,058	$16,873
The increase in collateral dependent loans at March 31, 2021, compared to December 31, 2020, was due to one commercial construction relationship that became collateral dependent in first quarter 2021, coupled with smaller commercial real estate and commercial and industrial loan relationships.

The following tables summarize the loans that were modified as TDRs during the three months ended March 31:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2021
Construction	1	$344	$344	$344
Residential real estate	3	170	174	172
Home equity lines of credit	1	46	46	46
Consumer, indirect	4	78	78	78
Consumer, direct	3	18	18	18
Consumer	7	96	96	96
Total	12	$656	$660	$658

March 31, 2020
Commercial real estate, other	1	$265	$265	$265
Commercial and industrial	1	145	145	145
Residential real estate	3	452	483	481
Home equity lines of credit	2	41	41	41
Consumer, indirect	11	175	175	175
Consumer, direct	4	57	57	57
Consumer	15	232	232	232
Total	22	$1,135	$1,166	$1,164
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

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended March 31, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2020	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2021
Construction	$1,887	$(1,058)	$—	$—	$829
Commercial real estate, other	17,536	455	(157)	—	17,834
Commercial and industrial	12,763	(2,362)	(293)	—	10,108
Premium finance	1,095	81	(16)	—	1,160
Residential real estate	6,044	(991)	(133)	15	4,935
Home equity lines of credit	1,860	(358)	(12)	4	1,494
Consumer, indirect	8,030	(108)	(505)	105	7,522
Consumer, direct	1,081	(101)	(36)	26	970
Deposit account overdrafts	63	31	(103)	54	45
Total	$50,359	$(4,411)	$(1,255)	$204	$44,897
(a)Amount does not include the provision for unfunded commitment liability.
Peoples recorded a recovery of credit losses during the first quarter of 2021 due to the decline in the allowance for credit losses at March 31, 2021 resulting from improved economic forecasts at the end of March 2021 utilized within the CECL model. The economic forecasts utilized within the CECL model include the following economic factors: U.S. unemployment, Ohio unemployment, Ohio Gross Domestic Product, and the Ohio Case Shiller Home Price Indices. The PPP loans originated during 2021 and 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at March 31, 2021 and December 31, 2020.
As of March 31, 2021, Peoples had recorded an unfunded commitment liability of $2.4 million, a decrease compared to $2.9 million at December 31, 2020. The total amount of unfunded commitments had increased compared to December 31, 2020, but the improved economic forecast resulted in a lower unfunded commitment liability at March 31, 2021. The unfunded commitment liability is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets.

Note 5 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2021:

	Common Shares	Treasury Stock
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Release of restricted common shares	—	26,776
Cancellation of restricted common shares	—	2,133
Exercise of stock appreciation rights	—	—
Grant of restricted common shares	—	(76,819)
Grant of unrestricted common shares	—	(4,897)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,394
Disbursed out of treasury stock	—	(81)
Common shares issued under dividend reinvestment plan	7,538	—
Common shares issued under compensation plan for Boards of Directors	—	(1,789)
Common shares issued under employee stock purchase plan	—	(3,520)
Shares at March 31, 2021	21,200,940	1,630,243
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares. As of March 31, 2021, Peoples had not repurchased any common shares under the share repurchase program authorized on January 28, 2021.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2021, Peoples had no preferred shares issued or outstanding.
On April 19, 2021, Peoples' Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on May 17, 2021, to shareholders of record on May 3, 2021. The following table details the cash dividends declared per common share during the first and second quarters of 2021 and the comparable periods of 2020:

	2021	2020
First quarter	$0.35	0.34
Second quarter	0.36	0.34
Total dividends declared	$0.71	$0.68

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the three months ended March 31, 2021:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	265	—	—	265
Other comprehensive (loss) income, net of reclassifications and tax	(9,936)	27	3,346	(6,563)
Balance, March 31, 2021	$4,921	$(3,845)	$(6,038)	$(4,962)

Note 6 Employee Benefit Plans

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
Peoples also provides post-retirement health and life insurance benefits to certain former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. As of January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples only pays 100% of the cost of health benefits for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of the health benefits.  Peoples’ policy is to fund the cost of the benefits as they arise.
The expected long term rate of return on plan assets, which was determined as of January 1, 2021 is 7.0%. The following tables detail the components of the net periodic cost for the plans described above, which is included in salaries and employee benefit costs on the Consolidated Statement of Operations:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest cost	$67	$94
Expected return on plan assets	(174)	(200)
Amortization of net loss	31	30
Settlement of benefit obligation	—	368
Net periodic (income) loss	$(76)	$292

	Postretirement Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest cost	$—	$1
Amortization of net gain	(1)	(2)
Net periodic income	$(1)	$(1)
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
Peoples did not record a settlement charge for the three months ended March 31, 2021. Peoples recorded a $368,000 settlement charge during the three months ended March 31, 2020 under the noncontributory defined benefit pension plan.

Note 7 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2021	2020
Distributed earnings allocated to common shareholders	$6,777	$6,943
Undistributed earnings (loss) allocated to common shareholders	8,617	(7,782)
Net earnings (loss) allocated to common shareholders	$15,394	$(839)

Weighted-average common shares outstanding	19,282,665	20,367,564
Effect of potentially dilutive common shares	153,646	170,650
Total weighted-average diluted common shares outstanding	19,436,311	20,538,214

Earnings (loss) per common share:
Basic	$0.80	$(0.04)
Diluted	$0.79	$(0.04)
Anti-dilutive common shares excluded from calculation:
Restricted shares	—	37,284

Note 8 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in the other assets and the accrued expenses and other liabilities lines in the accompanying Unaudited Consolidated Balance Sheets and cash activity related to these derivatives is included in the activity in the net cash provided by operating activities in the Unaudited Consolidated Statements of Cash Flows.
Derivative Financial Instruments and Hedging Activities - Risk Management Objective of Using Derivative Financial Instruments
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities, and through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the values of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings . Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2021, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month FHLB advances or rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. As of March 31, 2021, the interest rate swaps were designated as cash flow hedges of $110.0 million in overnight brokered deposits, which are expected to extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were designated as cash flow hedges of 90-day brokered deposits, which are also expected to be extended every 90 days through the maturity dates of the swaps.
Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to derivative financial instruments will be reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate liabilities. During the three months ended March 31, 2021, Peoples had reclassifications of losses to interest expense of $802,000. During the three months ended March 31, 2020, Peoples had reclassifications of gains to interest expense of $118,000.
For derivative financial instruments designated as cash flow hedges, the effective portion of changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the funding associated with 90-day advances or brokered CDs used to fund the swaps are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. Effectiveness is measured by ensuring that reset dates and payment dates are matched.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.77%	0.38%
Weighted average maturity	4.1 years	4.4 years
Pre-tax unrealized losses included in AOCI	$(7,825)	$(11,879)
The following table presents net losses or gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Amount of loss (gain) recognized in AOCI, pre-tax	$4,236	$(9,730)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$10,000	$135	$—	$—
Total included in other assets	$10,000	$135	$—	$—
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$150,000	$7,960	$160,000	$12,063
Total included in accrued expenses and other liabilities	$150,000	$7,960	$160,000	$12,063

Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition as of or for the three months ended March 31, 2021 and as of or for the year ended December 31, 2020.

The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$411,704	$16,355	$415,044	$27,332
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$411,704	$16,355	$415,044	$27,332

Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the counterparties must pledge collateral. At March 31, 2021 and December 31, 2020, Peoples had zero  and $41.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged was included in "interest-bearing deposits in other banks" on the Audited Consolidated Balance Sheet as of December 31, 2020. Peoples had pledged $37.1 million and $0 in investment securities as of March 31, 2021 and December 31, 2020, respectively.

Note 9 Stock-Based Compensation

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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2021, Peoples granted an aggregate of 76,819 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2021:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	67,758	$23.71	250,992	$33.36
Awarded	—	—	76,819	31.48
Released	2,000	35.32	73,611	35.43
Forfeited	500	34.75	1,633	33.31
Outstanding at March 31	65,258	$23.27	252,567	$32.18
For the three months ended March 31, 2021, the total intrinsic value for restricted common shares released was $2.4 million compared to $2.0 million for the three months ended March 31, 2020.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Employee stock-based compensation expense:
Stock grant expense	$1,198	$1,380
Employee stock purchase plan expense	17	15
Performance unit benefit	—	(12)
Total employee stock-based compensation expense	1,215	1,383
Non-employee director stock-based compensation expense	195	182
Total stock-based compensation expense	1,410	1,565
Recognized tax benefit	(296)	(329)
Net stock-based compensation expense	$1,114	$1,236
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three months ended March 31, 2021 and 2020. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.6 million at March 31, 2021, which will be recognized over a weighted-average period of 2.0 years.
In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $135,000 during the first three months of 2021, and $120,000 during the first three months of 2020, reflecting separate grants of unrestricted common shares aggregating 4,347 and 3,680 common shares, respectively.

Note 10 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,177	$2,692
Fees related to third-party administration services (a)	94	147
Performance-based commissions (b)	1,950	1,291
Trust and investment income (a)	3,845	3,262
Electronic banking income:
Interchange income (a)	3,046	2,401
Promotional and usage income (a)	865	879
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	810	980
Transactional-based fees (b)	1,175	1,840
Commercial loan swap fees (b)	60	244
Other non-interest income transactional-based fees (b)	144	218
Total revenue from contracts with customers	$15,166	$13,954
Timing of revenue recognition:
Services transferred over time	$11,837	$10,361
Services transferred at a point in time	3,329	3,593
Total revenue from contracts with customers	$15,166	$13,954
(a) Services transferred over time.
(b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but has not yet been received related to electronic banking income and certain insurance income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled related to electronic banking income. As of March 31, 2021, there were no material changes to Peoples' revenue contracts related to the COVID-19 pandemic, and there were no changes to the likelihood of collectability under the contracts.
The following table details the change in Peoples' contract assets and contract liabilities for the period ended March 31, 2021:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2021	$1,247	$5,224
Additional income receivable	125	—
Recognition of income previously deferred	—	(448)
Balance, March 31, 2021	$1,372	$4,776

Note 11 Acquisitions

On March 29, 2021, Peoples announced that it has entered into an Agreement and Plan of Merger dated March 26, 2021 (“Merger Agreement”) with Premier Financial Bancorp, Inc. (“Premier”). The Merger Agreement calls for Premier to merge into Peoples and for Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operate 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and the District of Columbia, to merge into Peoples’ wholly owned subsidiary, Peoples Bank. The transaction is anticipated to close during the third quarter of 2021.
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 (the “Asset Purchase Agreement”), with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing” (“NSL”). Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for consideration of approximately $116.6 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired approximately $85.8 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of approximately $69.1 million. NSL originates, underwrites and services equipment leases to businesses throughout the United States. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Consideration totaling $116.6 million related to the purchase price was reflected in other assets as of March 31, 2021.
Note 12 Leases

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At March 31, 2021, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
Peoples elected certain practical expedients, in accordance with Accounting Standards Codification 842 - Leases ("ASC 842"). Peoples also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
The table below details Peoples' lease expense, which is included in net occupancy and equipment expense in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Operating lease expense	$330	$334
Short-term lease expense	72	76
Total lease expense	$402	$410
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	March 31, 2021	December 31, 2020
ROU asset:
Other assets	$6,404	$6,522
Lease liability:
Accrued expenses and other liabilities	$6,673	$6,776
Other information:
Weighted-average remaining lease term	12.3 years	12.4 years
Weighted-average discount rate	3.11%	3.14%

During the three months ended March 31, 2021 and March 31, 2020, Peoples paid cash of $320,000 and $321,000 for operating leases, respectively.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2021	$1,028
Year ending December 31, 2022	1,097
Year ending December 31, 2023	898
Year ending December 31, 2024	638
Year ending December 31, 2025	502
Thereafter	4,218
Total undiscounted lease payments	$8,381
Imputed interest	$(1,708)
Total lease liability	$6,673

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months ended March 31, 2021 and March 31, 2020. This discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
(Dollars in thousands, expect per share data)	2021	2020
Operating Data
Total interest income	$38,962	$40,862
Total interest expense	3,384	6,226
Net interest income	35,578	34,636
(Recovery of) provision for credit losses	(4,749)	16,969
Net (loss) gain on investment securities	(336)	319
Net loss on asset disposals and other transactions	(27)	(87)
Total non-interest income excluding net gains and losses (a)	17,266	15,505
Total non-interest expense	37,987	34,325
Net income (loss) (b)	15,463	(765)
Balance Sheet Data
Total investment securities	$1,065,603	$1,046,497
Loans, net of deferred fees and costs ("total loans")	3,409,676	2,911,437
Allowance for credit losses	44,897	42,833
Goodwill and other intangible assets	184,007	177,447
Total assets	5,143,052	4,469,120
Non-interest-bearing deposits	1,206,034	727,266
Brokered deposits	168,130	133,522
Other interest-bearing deposits	2,930,065	2,537,642
Short-term borrowings	67,868	259,661
Junior subordinated debentures held by subsidiary trust	7,650	7,491
Other long-term borrowings	102,645	125,300
Total stockholders' equity	578,893	583,721
Tangible assets (c)	4,959,045	4,291,673
Tangible equity (c)	394,886	406,274
Per Common Share Data
Earnings (loss) per common share – basic	$0.80	$(0.04)
Earnings (loss) per common share – diluted	0.79	(0.04)
Cash dividends declared per common share	0.35	0.34
Book value per common share (d)	29.49	28.69
Tangible book value per common share (c)(d)	$20.12	$19.97
Weighted-average number of common shares outstanding – basic	19,282,665	20,367,564
Weighted-average number of common shares outstanding – diluted	19,436,311	20,538,214
Common shares outstanding at end of period (d)	19,629,633	20,346,843
Closing share price at end of period (d)	$33.17	$22.15

	At or For the Three Months Ended
	March 31,
(Dollars in thousands, expect per share data)	2021	2020
Significant Ratios
Return on average stockholders' equity (e)	10.86%	(0.52)%
Return on average tangible equity (e)(f)	16.45%	(0.18)%
Return on average assets (e)	1.28%	(0.07)%
Return on average assets adjusted for non-core items (e)(g)	1.48%	(0.05)%
Average stockholders' equity to average assets	11.76%	13.61%
Average total loans to average deposits	82.80%	85.93%
Net interest margin (e)(h)	3.26%	3.51%
Efficiency ratio (i)	70.37%	66.64%
Efficiency ratio adjusted for non-core items (j)	65.19%	65.55%
Pre-provision net revenue to total average assets (k)	1.23%	1.45%
Dividend payout ratio (l)(m)	44.19%	NM
Total loans to deposits (d)	79.27%	85.74%
Total investment securities as percentage of total assets (d)	20.72%	23.42%
Asset Quality Ratios
Nonperforming loans as a percent of total loans (d)(n)	0.76%	0.93%
Nonperforming assets as a percent of total assets (d)(n)	0.50%	0.61%
Nonperforming assets as a percent of total loans and OREO (d)(n)	0.76%	0.94%
Criticized loans as a percent of total loans (d)(o)	3.41%	3.12%
Classified loans as a percent of total loans (d)(p)	2.23%	2.36%
Allowance for credit losses as a percent of total loans (d)	1.32%	1.47%
Allowance for credit losses as a percent of nonperforming loans (d)(n)	174.10%	158.49%
(Recovery of) provision for credit losses as a percent of average total loans	(0.57)%	2.37%
Net charge-offs as a percentage of average total loans	0.13%	0.07%
Capital Information (d)
Common equity tier 1 capital ratio (q)	12.42%	13.91%
Tier 1 risk-based capital ratio	12.65%	14.16%
Total risk-based capital ratio (tier 1 and tier 2)	13.78%	15.38%
Tier 1 leverage ratio	9.00%	10.06%
Common equity tier 1 capital	$418,089	$415,768
Tier 1 capital	425,739	423,259
Total capital (tier 1 and tier 2)	463,872	459,727
Total risk-weighted assets	$3,365,637	$2,988,263
Total stockholders' equity to total assets	11.26%	13.06%
Tangible equity to tangible assets (c)	7.96%	9.47%
(a)Total non-interest income excluding net gains and losses, is a non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found under the caption "Efficiency Ratio (Non-US GAAP)."
(b)Net income includes non-core non-interest expense totaling $2.8 million for the first three months of 2021, and $552,000 for the first three months of 2020. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (Non-US GAAP)."
(c)These amounts represent non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these Non-US GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”
(d)Data presented as of the end of the period indicated.
(e)Ratios are presented on an annualized basis.
(f)Return on average tangible equity ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption “Return on Average Tangible Equity Ratio (Non-US GAAP).”
(g)Return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution included in earnings. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)."
(h)Information presented on a fully tax-equivalent basis.
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
(j)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a Non-US GAAP financial measure since it excludes the impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption "Efficiency Ratio (Non-US GAAP).”
(k)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a Non-US GAAP financial measure since it excludes the (recovery of) provision for credit losses and all gains and losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue (Non-US GAAP).”
(l)The dividend payout ratio is calculated based on dividends declared during the period divided by net income for the period.
(m)NM = not meaningful.
(n)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(o)Includes loans categorized as special mention, substandard and doubtful.
(p)Includes loans categorized as substandard and doubtful.
(q)Peoples' capital conservation buffer was 5.78% at March 31, 2021 and 7.38% at March 31, 2020, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 - on economies (local, national and international) and markets, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the pending merger with Premier and the recently-completed acquisition of NSL, expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
(4)Peoples' ability to obtain governmental approvals of the proposed merger of Peoples with Premier on the proposed terms and schedule, and approval of the merger and adoption of the merger agreement by shareholders of Peoples or of Premier may be unsuccessful;
(5)competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, which can in turn impact Peoples' credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples' ability to attract, develop and retain qualified professionals;
(6)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the CARES Act, and the follow-up legislation enacted as the Consolidated Appropriations Act, 2021, the American Rescue Plan Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
(7)the effects of easing restrictions on participants in the financial services industry;
(8)local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and its global trading partners) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
(9)Peoples may issue equity securities in connection with future acquisitions, including the proposed merger of Peoples and Premier, if consummated, which could cause ownership and economic dilution to Peoples' current stockholders;
(10)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties' performance and creditworthiness generally, which may be less favorable than expected in light of the COVID-19 pandemic and adversely impact the amount of interest income generated;
(11)Peoples may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
(12)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;
(13)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;
(14)the discontinuation of the London Interbank Offered Rate ("LIBOR") and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
(15)adverse changes in the conditions and trends in the financial markets, including the impacts of the COVID-19 pandemic and the related responses by governmental and nongovernmental authorities to the pandemic, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
(16)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
(17)Peoples' ability to receive dividends from its subsidiaries;
(18)Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;
(19)the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;
(20)Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(21)Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(22)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;
(23)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic), legislative or regulatory initiatives (including those in response to the COVID-19 pandemic), or other factors, which may be different than anticipated;
(24)the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(25)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, or violence;

(26)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics (including COVID-19), cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts;
(27)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(28)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(29)Peoples' ability to integrate the NSL acquisition and any future acquisitions, including the pending merger of Premier into Peoples, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(30)the risk that expected revenue synergies and cost savings from the proposed merger of Peoples and Premier may not be fully realized or realized within the expected time frame;
(31)the risk that customer and employee relationships and business operations may be disrupted by the proposed merger of Peoples and Premier;
(32)Peoples' continued ability to grow deposits;
(33)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;
(34)uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic; and,
(35)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2020 Form 10-K, as well as the Unaudited Consolidated Financial Statements, Notes to the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 88 locations, including 76 full-service bank branches, and 85 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky, and west central West Virginia through its financial service units – Peoples Bank and Peoples Insurance Agency, LLC ("Peoples Insurance"), a subsidiary of Peoples Bank.  Peoples Bank also offers insurance premium finance lending nationwide through its premium finance division and, as of April 1, 2021, offers lease financing offered through its North Star Leasing division. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Consolidated Financial Statements, and Management’s Discussion and Analysis at March 31, 2021, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2020 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On March 26, 2021, Peoples and Premier Financial Bancorp, Inc. (“Premier”), signed a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which Peoples will acquire, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank & Trust, Inc. (“Citizens”). Under the terms of the Merger Agreement, Premier will merge with and into Peoples (the “Merger”), and Premier Bank and Citizens will subsequently merge with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at approximately $292.3 million. The merger is expected to close during the third quarter of 2021, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and Premier. At that time, the financial services offices of Premier Bank and Citizens will become branches of Peoples Bank.

◦Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 (the “Asset Purchase Agreement”), with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing” (“NSL”). Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for consideration of approximately $116.6 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired approximately $84 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of approximately $69.1 million. NSL originates, underwrites and services equipment leases to businesses throughout the United States. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Consideration totaling $116.6 million related to the purchase price was reflected in other assets as of March 31, 2021.

◦Peoples began originating loans during the second quarter of 2020 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with support to cover payroll and certain other specified types of expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." Peoples originated PPP loans of $130.8 million in first quarter of 2021. As of March 31, 2021, Peoples had $349.9 million in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to $366.9 million at December 31, 2020. Peoples recognized interest income of $4.7 million for deferred loan fee/cost accretion and $869,000 of interest income on PPP loans during the first quarter of 2021, compared to $3.7 million and $1.1 million, respectively, for the fourth quarter of 2020.

◦Peoples provided relief solutions to consumer and commercial borrowers, including forbearance and modifications, during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
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
◦During the first quarter of 2021, Peoples recorded a recovery of credit losses of $4.7 million, compared to a recovery of credit losses of $7.3 million in the linked quarter and a provision for credit losses of $17.0 million in the first quarter of 2020. The changes in the amount of the (recovery of) provision for credit losses compared to the linked quarter and first quarter of 2020, were related to the impact of COVID-19 on economic forecasts utilized in the CECL model.

◦For the first quarter of 2021, Peoples recorded $292,000 of expenses related to the COVID-19 pandemic, compared to $126,000 for the fourth quarter of 2020. These expenses were primarily related to a software application to assist with PPP loan origination and forgiveness, donations made to community food banks and pantries, as well as contributions to funds to support employees.

◦During the first quarter of 2021, Peoples incurred $1.9 million of acquisition-related expenses, compared to $77,000 in the fourth quarter of 2020 and $31,000 in the first quarter of 2020. The acquisition-related expenses in 2021 were primarily related to the NSL acquisition and the pending merger with Premier. The acquisition-related expenses in 2020 were primarily related to the Triumph Premium Finance acquisition.
◦Peoples incurred no pension settlement charges for the first quarter of 2021, $4,000 for linked quarter and $368,000 for the first quarter of 2020, in each of the latter two periods, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period.
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance continues to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill. As of March 31, 2021, Peoples Premium Finance loans had grown to $110.6 million.
◦On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During the first quarter of 2020, Peoples repurchased 436,137 of its common shares through its share repurchase program for a total of $10.2 million.
◦During the first quarter of 2020, Peoples recognized an additional $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of March 31, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve has indicated it is committed to a target 0% - 0.25% range for Federal Funds through at least 2023.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

EXECUTIVE SUMMARY
Peoples recorded net income of $15.5 million for the first quarter of 2021, or earnings of $0.79 per diluted common share, compared to net income of $20.6 million, or $1.05 per diluted common share, for the fourth quarter of 2020, and net loss of $0.8 million, or $0.04 per diluted share, for the first quarter of 2020. Non-core items contained in net income included gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, a donation to Peoples Bank Foundation, Inc. and COVID-19-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.11 for the first quarter of 2021, by $0.07 for the fourth quarter of 2020, and by $0.02 for the first quarter of 2020. Net income in the first quarter of 2021, was largely affected by the recovery of credit losses recorded during the quarter. The recovery of credit losses was lower than in the linked quarter due to the changes in economic developments and forecasts used in the CECL model. The recovery of credit losses was calculated under the CECL accounting methodology in accordance with ASU 2016-13, which is sensitive to future economic projections. Additional information regarding the provision for credit losses can be found later in this discussion under the caption “RESULTS OF OPERATIONS - Provision for Credit Losses.”
Net interest income was $35.6 million for the first quarter of 2021, up 4% compared to $34.3 million for the fourth quarter of 2020, and an increase of 3% compared to $34.6 million for the first quarter of 2020. Net interest margin was 3.26% for the first quarter of 2021, compared to 3.13% for the fourth quarter of 2020, and 3.51% for the first quarter of 2020. The increases in net interest income and net interest margin in the first quarter of 2021 were positively impacted by PPP loan forgiveness payments received during the first quarter. Net interest income and net interest margin continue to be impacted by the low interest rate environment caused by COVID-19 that continued throughout the first quarter of 2021. The increase in net interest income compared to the first quarter of 2020 was driven by PPP loan income, premium finance loan income and a reduction of 35 basis points on the cost of funds, which were offset partially by a reduction in the yield on loans, other than PPP and premium finance loans, and investment securities.

Accretion income, net of amortization expense, from acquisitions was $383,000 for the first quarter of 2021, $207,000 for the fourth quarter of 2020, and $1.1 million for the first quarter of 2020, which added 4 basis points, 2 basis points, and 11 basis points, respectively, to net interest margin.
During the first quarter of 2021, Peoples recorded a recovery of credit losses of $4.7 million, compared to a recovery of credit losses of $7.3 million for the fourth quarter of 2020 and a provision for credit losses of $17.0 million for the first quarter of 2020. Net charge-offs for the first quarter of 2021 were $1.1 million, or 0.13% of average total loans annualized, compared to net charge-offs of $899,000, or 0.10% of average total loans annualized, for the linked quarter and net charge-offs of $498,000, or 0.07% of average total loans annualized, for the first quarter of 2020. Changes in the amount of (recovery of) provision for credit losses compared to the linked quarter and the first quarter of 2020 were primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19.
For the first quarter of 2021, total non-interest income increased $402,000, or 2%, compared to the fourth quarter of 2020 and $1.2 million, or 7%, from the first quarter of 2020. During the first quarter of 2021, insurance income increased $2.1 million, due to the annual performance-based insurance commissions recognized in the first quarter of each year, along with growth in all lines of insurance business. The increase in insurance income was offset partially by decreases in mortgage banking income, deposit account service charges, commercial loan swap fees and other non-interest income. Non-interest income was up $1.2 million, or 7%, compared to the first quarter of 2020. Insurance income increased $1.1 million, trust and investment income increased $583,000, electronic banking income increased $631,000 and mortgage banking increased $390,000 on a quarter versus quarter basis.
Total non-interest expense increased $4.7 million, or 14%, for the first quarter of 2021 compared to the fourth quarter of 2020 and $3.7 million, or 11%, compared to the first quarter of 2020. Compared to the linked quarter, salaries and employee benefit costs were up as a result of increases of $757,000 in payroll taxes, $586,000 in stock-based compensation expense and $538,000 for an annual contribution to employees' HSA accounts. Total non-interest expense in the first quarter of 2021 contained non-core expenses including acquisition-related expenses of $1.9 million, a $500,000 contribution to Peoples Bank Foundation, Inc., $292,000 in COVID-19-related expenses and $49,000 in severance expenses. During the last quarter of 2020, non-core expenses included severance expenses of $771,000, COVID-19-related expenses of $126,000 and acquisition-related expenses of $77,000. Compared to the first quarter of 2020, total non-interest expense increased primarily due to an increase in acquisition-related expenses of $1.9 million, salaries and employee benefits of $841,000 and FDIC insurance premiums of $468,000. Acquisition-related expenses increased in the first quarter of 2021 due to the announced acquisition of NSL and the pending merger with Premier. The increase in salaries and employee benefits was due to higher sales-based commissions paid and higher employee benefits related to an increase in the annual contribution to employees' HSA accounts. FDIC insurance premiums increased as a result of the credits that Peoples had recognized at the beginning of 2020, which were fully utilized in the second quarter of 2020.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the first quarter of 2021 was 70.4%, compared to 62.4% for the fourth quarter of 2020, and 66.6% for the first quarter of 2020. The change in the efficiency ratio compared to the linked quarter was primarily due to the increase in total non-core non-interest expense mentioned above. The efficiency ratio, when adjusted for non-core items, was 65.2% for the first quarter of 2021, compared to 60.5% for the fourth quarter of 2020 and 65.5% for the first quarter of 2020.
Peoples recorded income tax expense of $3.8 million for the first quarter of 2021, compared to $4.3 million for the linked quarter and an income tax benefit of $156,000 for the first quarter of 2020. The variance between each of the comparative periods was the result of changes in pre-tax income in 2020 related to the variability in the allowance for credit losses recorded during the first three months of 2021, compared to the linked quarter and the first quarter of 2020.
At March 31, 2021, total assets were $5.14 billion, compared to $4.76 billion at December 31, 2020. The 8% increase compared to December 31, 2020 was driven by investment securities growth of $208.6 million, which was primarily the result of purchases made during the quarter to reinvest excess cash resulting from sales as part of a reorganization of a portion of the investment securities portfolio. Period-end total loan balances at March 31, 2021 increased $6.7 million, compared to December 31, 2020. The increase was driven by increases in commercial real estate balances of $7.2 million, consumer indirect loan balances of $16.2 million and commercial and industrial loan balances of $8.1 million, excluding PPP loans. The allowance for credit losses decreased to $44.9 million, or 1.32% of total loans, compared to $50.4 million and 1.48%, respectively, at December 31, 2020.
Total liabilities were $4.56 billion at March 31, 2021, up $379.1 million since December 31, 2020. The increase in total liabilities during the first three months of 2021 was primarily due to an increase in deposits of $393.8 million, or 10%, compared to December 31, 2020. The increase was driven by a growth in non-interest bearing checking accounts of $208.7 million, seasonal growth in governmental deposits of $126.6 million and an increase in savings deposits of $48.2 million, offset partially by decreases in retail and brokered certificates of deposit. The overall increase in non-interest bearing checking accounts was the result of recent economic stimulus payments to consumers and new PPP loan disbursements provided by the Consolidated Appropriations Act, 2021.
At March 31, 2021, total stockholders' equity was $578.9 million, an increase of $3.2 million compared to December 31, 2020. The increase in total stockholders' equity was driven by net income for the quarter, offset partially by a decrease in accumulated other comprehensive income of $6.3 million and dividends paid to shareholders of $6.8 million. The change in accumulated other comprehensive income was the result of the changes in the market value of available-for-sale investment securities during the period.

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
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Net interest income	$35,578	$34,308	$34,636
Taxable equivalent adjustments	257	251	272
Fully tax-equivalent net interest income	$35,835	$34,559	$34,908

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$146,957	$40	0.11%	$79,685	$26	0.13%	$73,798	$236	1.29%
Investment securities (a)(b):
Taxable	833,769	2,620	1.26%	794,237	1,922	0.97%	928,182	5,428	2.34%
Nontaxable	106,698	773	2.90%	96,421	737	3.06%	106,934	829	3.10%
Total investment securities	940,467	3,393	1.44%	890,658	2,659	1.19%	1,035,116	6,257	2.42%
Loans (b)(c):
Construction	114,204	994	3.48%	106,181	1,227	4.52%	97,839	1,251	5.06%
Commercial real estate, other	879,335	8,602	3.91%	874,248	8,715	3.90%	837,602	10,057	4.75%
Commercial and industrial	941,625	10,592	4.50%	1,022,086	10,047	3.85%	649,437	7,424	4.52%
Premium finance	107,390	1,297	4.83%	109,228	984	3.53%	—	—	—%
Residential real estate (d)	614,692	6,672	4.34%	630,755	6,657	4.22%	665,737	8,371	5.03%
Home equity lines of credit	121,864	1,187	3.95%	124,218	1,253	4.01%	131,673	1,775	5.42%
Consumer, indirect	509,845	5,203	4.14%	496,846	5,298	4.24%	415,986	4,409	4.26%
Consumer, direct	79,022	1,239	6.36%	79,835	1,308	6.52%	76,707	1,354	7.10%
Total loans	3,367,977	35,786	4.26%	3,443,397	35,489	4.06%	2,874,981	34,641	4.80%
Allowance for credit losses	(49,854)			(57,725)			(27,548)
Net loans	3,318,123	35,786	4.33%	3,385,672	35,489	4.13%	2,847,433	34,641	4.84%
Total earning assets	4,405,547	39,219	3.57%	4,356,015	38,174	3.46%	3,956,347	41,134	4.14%
Goodwill and other intangible assets	184,253			185,093			177,984
Other assets	322,276			296,870			247,296
Total assets	$4,912,076			$4,837,978			$4,381,627
Interest-bearing deposits:
Savings accounts	$646,750	$35	0.02%	$610,876	$35	0.02%	$522,893	$74	0.06%
Governmental deposit accounts	429,503	594	0.56%	402,605	555	0.55%	328,407	715	0.88%
Interest-bearing demand accounts	700,160	65	0.04%	676,133	70	0.04%	628,677	248	0.16%
Money market accounts	564,836	132	0.09%	555,188	145	0.10%	476,477	673	0.57%
Retail certificates of deposit	439,819	1,123	1.04%	455,552	1,295	1.13%	488,948	2,059	1.69%
Brokered deposits (e)	175,326	868	2.01%	252,007	818	1.29%	191,955	860	1.80%
Total interest-bearing deposits	2,956,394	2,817	0.39%	2,952,361	2,918	0.39%	2,637,357	4,629	0.71%
Borrowed funds:
Short-term FHLB advances (e)	20,000	88	1.78%	39,511	204	2.05%	206,283	994	1.94%
Repurchase agreements and other	51,089	12	0.09%	49,962	12	0.10%	47,351	45	0.38%
Total short-term borrowings	71,089	100	0.57%	89,473	216	0.96%	253,634	1,039	1.65%
Long-term FHLB advances	102,753	390	1.54%	103,167	399	1.54%	101,804	447	1.77%
Other borrowings	7,631	77	4.04%	7,592	82	4.32%	7,471	111	5.94%
Total long-term borrowings	110,384	467	1.71%	110,759	481	1.73%	109,275	558	2.05%
Total borrowed funds	181,473	567	1.26%	200,232	697	1.39%	362,909	1,597	1.77%
Total interest-bearing liabilities	3,137,867	3,384	0.44%	3,152,593	3,615	0.46%	3,000,266	6,226	0.83%
Non-interest-bearing deposits	1,110,993			1,021,586			708,512
Other liabilities	85,628			97,507			76,603
Total liabilities	4,334,488			4,271,686			3,785,381
Total stockholders’ equity	577,588			566,292			596,246
Total liabilities and stockholders’ equity	$4,912,076			$4,837,978			$4,381,627
Interest rate spread (b)		$35,835	3.13%		$34,559	3.00%		$34,908	3.31%
Net interest margin (b)			3.26%			3.13%			3.51%

(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
(c)Average balances include nonaccrual and impaired loans. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(d)Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
(e)Interest related to interest rate swap transactions is included in interest expense on short-term FHLB advances and interest expense on brokered certificates of deposit.

Average total loan balances were impacted during the first quarter of 2021 and the fourth quarter of 2020 due to the PPP loans and the premium finance loans acquired.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2021 Compared to
(Dollars in thousands)	December 31, 2020			March 31, 2020
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(27)	$41	$14	$(857)	$661	$(196)
Investment Securities (b):
Taxable	598	100	698	(2,301)	(507)	(2,808)
Nontaxable	(191)	227	36	(54)	(2)	(56)
Total investment income	407	327	734	(2,355)	(509)	(2,864)
Loans (b):
Construction	(722)	489	(233)	(1,245)	988	(257)
Commercial real estate, other	(40)	(73)	(113)	(4,225)	2,770	(1,455)
Commercial and industrial	4,601	(4,056)	545	(259)	3,427	3,168
Premium finance	424	(111)	313	—	1,297	1,297
Residential real estate	723	(708)	15	(1,089)	(610)	(1,699)
Home equity lines of credit	(30)	(36)	(66)	(461)	(127)	(588)
Consumer, indirect	(578)	483	(95)	(823)	1,617	794
Consumer, direct	(49)	(20)	(69)	(352)	237	(115)
Total loan income	4,329	(4,032)	297	(8,454)	9,599	1,145
Total interest income	$4,709	$(3,664)	$1,045	$(11,666)	$9,751	$(1,915)
INTEREST EXPENSE:
Deposits:
Savings accounts	$(6)	$6	$—	$(129)	$90	$(39)
Governmental deposit accounts	10	29	39	(1,022)	901	(121)
Interest-bearing demand accounts	(18)	13	(5)	(356)	173	(183)
Money market accounts	(29)	16	(13)	(1,298)	757	(541)
Retail certificates of deposit	(122)	(50)	(172)	(744)	(192)	(936)
Brokered deposits	1,311	(1,261)	50	373	(365)	8
Total deposit cost	1,146	(1,247)	(101)	(3,176)	1,364	(1,812)
Borrowed funds:
Short-term borrowings	(25)	(91)	(116)	(128)	(811)	(939)
Long-term borrowings	(6)	(8)	(14)	(135)	44	(91)
Total borrowed funds cost	(31)	(99)	(130)	(263)	(767)	(1,030)
Total interest expense	1,115	(1,346)	(231)	(3,439)	597	(2,842)
Fully tax-equivalent net interest income	$3,594	$(2,318)	$1,276	$(8,227)	$9,154	$927
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

Net interest income increased 4% compared to the linked quarter, as the PPP loan income and premium finance loan income, coupled with higher investment income, benefited net interest income. PPP loan income during the first quarter of 2021 included $4.7 million related to the accretion of net deferred loan fees, which was largely driven by the forgiveness of loans by the SBA, as the fees are recognized over the life of the loans, or until forgiven by the SBA. Net interest margin grew 13 basis points to 3.26% for the first quarter of 2021 compared to 3.13% for the fourth quarter of 2020. The higher net interest margin was mainly driven by the increased PPP income related to the accretion of net deferred loan fees.
Compared to the first quarter of 2020, net interest income grew 3%, as the income from PPP and premium finance loans, coupled with lower funding costs, offset the impact of reductions in variable rate loan income and increased premium amortization on investment securities, which were driven by higher prepayment speeds. In late March of 2020, the Federal Reserve lowered the Federal Funds effective target range 150 basis points to 0.00% to 0.25%. The majority of Peoples' variable rate loan portfolio is tied to LIBOR or a prime rate, which continued to be lower than historical levels. Net interest margin declined 25 basis points from 3.51% for the first quarter of 2020, largely due to the lower loan and investment yields, which were partially offset by reduced funding costs.
Accretion income, net of amortization expense, from acquisitions was $383,000 for the first quarter of 2021, $207,000 for the linked quarter and $1.1 million for the first quarter of 2020, which added 4 basis points, 2 basis points and 11 basis points, respectively, to net interest margin.
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

(Recovery of) Provision for Credit Losses
The following table details Peoples’ (recovery of) provision for credit losses:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
(Recovery of) provision for other credit losses	$(4,780)	$(7,373)	$16,824
Provision for checking account overdraft credit losses	31	96	145
(Recovery of) provision for credit losses	$(4,749)	$(7,277)	$16,969
As a percentage of average total loans (a)	(0.57)%	(0.84)%	2.37%
(a) Presented on an annualized basis.
The (recovery of) provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. During the first quarter of 2021, the recovery of credit losses was driven by the economic forecasts utilized within Peoples' CECL model, which predicted lower levels of defaults due to the COVID-19 pandemic in the current quarter. Changes in the recovery of credit losses compared to the level of recovery of credit losses during the linked quarter and the provision for credit losses during the first quarter of 2020 were primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19. Net charge-offs for the first quarter of 2021 were $1.1 million, or 0.13% of average total loans annualized, compared to $899,000, or 0.10% of average total loans annualized, for the linked quarter and $498,000, or 0.07% of average total loans annualized, for the first quarter of 2020.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net Losses Included in Total Non-Interest Income
Net losses include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Net loss on investment securities	$(336)	$(751)	$319

Net loss on asset disposals and other transactions:
Net loss on other assets	$(27)	$(109)	$(70)
Net loss on OREO	—	(119)	(17)
Net gain on other transactions	—	175	—
Net loss on asset disposals and other transactions	$(27)	$(53)	$(87)
During the first quarter of 2021 and fourth quarter of 2020, Peoples recognized net losses on investment securities related to the sale of investment securities in order to reinvest proceeds into higher yielding investment securities, while also reducing sensitivity to prepayment speeds. For the first quarter of 2020, Peoples sold several investment securities in order to recognize gains.
During the linked quarter, net loss on other assets included a market value write-down of $108,000 related to closed offices that were held for sale. Net loss on OREO during the linked quarter included a loss of $140,000 on the sale of a leasehold interest. These losses were partially offset by the net gain on other transactions due to receiving $174,000 in funds from a limited partnership investment.
During the first quarter of 2020, net loss on other assets was driven by a net loss of $95,000 on repossessed assets, which was partially offset by a net gain on the sale of a closed branch.

Total Non-Interest Income, Excluding Net Gains and Losses
For the first quarter of 2021, insurance income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Property and casualty insurance commissions	2,755	2,616	2,590
Performance-based commissions	1,950	20	1,291
Life and health insurance commissions	422	403	102
Other fees and charges	94	74	147
Insurance income	$5,221	$3,113	$4,130

Insurance income grew 68% compared to the linked quarter, which was largely driven by annual performance-based insurance commissions that are received during the first quarter of each year. Compared to the first quarter of 2020, insurance income increased 26%, and was due to higher annual performance-based insurance commissions, which grew $659,000, coupled with increased property and casualty insurance commissions.
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
E-banking income	$3,911	$3,678	$3,280
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increases in e-banking income compared to each of the linked quarter and prior year quarter were driven by the increased usage of debit cards by customers, resulting from the COVID-19 pandemic.

Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Fiduciary income	$1,902	$1,794	$1,622
Brokerage income	1,337	1,236	1,160
Employee benefits fees	606	619	480
Trust and investment income	$3,845	$3,649	$3,262
Fiduciary income is driven by managed asset balances, which grew 6% compared to the linked quarter and 17% compared to the first quarter of 2020. Increased market values of assets under administration and management, coupled with additional accounts drove the increases compared to the prior periods. Brokerage income is also driven by assets under administration and management balances, and was positively impacted by the increased market values of assets under management and new accounts compared to the linked quarter and prior year quarter.
The following table details Peoples' assets under administration and management:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
(Dollars in thousands)
Trust	$1,916,892	$1,885,324	$1,609,270	$1,552,785	$1,385,161
Brokerage	1,071,126	1,009,521	921,688	885,138	816,260
Total	$2,988,018	$2,894,845	$2,530,958	$2,437,923	$2,201,421
Quarterly average	$2,927,458	$2,663.485	$2,510,978	$2,351,701	$2,425,849
The increase in assets under administration and management at March 31, 2021, compared to each period end for 2020, was largely driven by recovery of market values, coupled with increases related to new accounts opened.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$997	$1,332	$1,649
Account maintenance fees	810	896	980
Other fees and charges	178	195	191
Deposit account service charges	$1,985	$2,423	$2,820
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges were negatively impacted during the first quarter of 2021 compared to both the fourth quarter of 2020 and first quarter of 2020, mostly due to continued fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Mortgage banking income	1,140	2,153	750
Bank owned life insurance income	446	463	582
Commercial loan swap fees	60	474	244
Other non-interest income	658	1,352	437
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Compared to the fourth quarter of 2020, mortgage banking income declined 47% as customer demand fell, and refinancing activity slowed. Mortgage banking income was 52% higher than the first quarter of 2020, as lower interest rates during the first quarter of 2021 resulted in higher customer demand than in the prior year quarter.
In the first quarter of 2021, Peoples sold $17.2 million in loans to the secondary market with servicing retained and sold $9.6 million in loans with servicing released, compared to $33.3 million and $26.7 million, respectively, in the linked quarter, and $22.0 million and $14.0 million, respectively, in the first quarter of 2020. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees declined compared to both the fourth quarter of 2020 and first quarter of 2020, as there had been increased volume of transactions during 2020 as interest rates declined early in the year.
Bank owned life insurance income was relatively flat compared to the linked quarter, but was 23% lower than the first quarter of 2020. During the first quarter of 2020, bank owned life insurance was positively impacted due to a $109,000 tax-free death benefit recognized, which was not duplicated during the first quarter of 2021.
Other non-interest income declined compared to the linked quarter as Peoples recognized $680,000 of income during the fourth quarter of 2020 in connection with the sale of restricted Class B Visa stock. The growth in other non-interest income compared to the first quarter of 2020 was due to a $152,000 increase in SBA banking income.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Base salaries and wages	$12,765	$13,527	$12,696
Sales-based and incentive compensation	3,428	2,880	2,662
Employee benefits	2,898	2,039	2,544
Payroll taxes and other employment costs	1,493	786	1,383
Stock-based compensation	1,215	622	1,362
Deferred personnel costs	(1,040)	(806)	(729)
Salaries and employee benefit costs	$20,759	$19,048	$19,918
Full-time equivalent employees:
Actual at end of period	887	894	898
Average during the period	891	895	898
Base salaries and wages decreased 6% compared to the linked quarter and increased 1% compared to the first quarter of 2020. The decrease for the first quarter of 2021 compared to linked quarter was primarily due to severance expense of $771,000 recognized in the fourth quarter of 2020. The key driver of the increase for the first quarter of 2021 compared to the first quarter of 2020 was the annual merit increases.
The increase in sales-based and incentive compensation for the first quarter of 2021 compared to the fourth quarter of 2020 was primarily due to overall company performance measures used in calculating incentive awards, partially offset by lower sales-based compensation related to mortgage banking reflecting the reduced volume of real estate loans sold in the secondary market.
The increase in employee benefits for the first quarter of 2021, compared to the linked quarter, was primarily due to annual contributions to employee health benefit accounts which resulted in expense of $538,000. These contributions occur primarily in the first quarter of each year.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the first quarter of 2021 increased $593,000 compared to the linked quarter, which included $376,000 of expense related to stock grants of retirement eligible individuals, and $210,000 of expense related to the annual vesting of prior stock grants.
The increase in payroll taxes and other employment costs, compared to linked quarter, included higher social security and unemployment taxes. Certain higher earners reached their individual taxable earnings limit for social security and unemployment taxes prior to or during the fourth quarter of 2020. Those limits reset at the beginning of the new calendar year, resulting in a higher expense during the first quarter of 2021 compared to the fourth quarter of 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The increase in deferred personnel costs compared to prior periods was driven by the recognition of $328,000 in deferred personnel costs during the first quarter of 2021 related to the origination of PPP loans.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Depreciation	$1,371	$1,436	$1,455
Repairs and maintenance costs	943	763	757
Net rent expense	340	333	305
Property taxes, utilities and other costs	673	588	637
Net occupancy and equipment expense	$3,327	$3,120	$3,154
Compared to the linked quarter and the first quarter of 2020, net occupancy and equipment expense was impacted by increased expenses for repairs and maintenance costs related to inclement weather.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Professional fees	$3,468	1,665	$1,693
Data processing and software expense	2,454	2,097	1,752
E-banking expense	1,894	1,938	1,865
Marketing expense	911	540	473
Franchise tax expense	855	861	882
Amortization of other intangible assets	620	909	729
FDIC insurance premiums	463	585	(5)
Other loan expenses	462	329	578
Communication expense	282	277	280
Other non-interest expense	2,492	1,881	3,006
Professional fees increased $1.8 million from each of the fourth quarter of 2020 and the first quarter of 2020 primarily due to investment banking fees and other acquisition-related expenses totaling $1.9 million for the purchase of NSL and the merger with Premier. Professional fees included acquisition-related expenses of $63,000 for the fourth quarter of 2020 and $15,000 for the first quarter of 2020.
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
E-banking expense was down slightly compared to the linked quarter, from a reduction in bankcard processing fees, which offset higher costs associated with increased usage by customers.
Marketing expense increased compared to the fourth quarter of 2020 and the first quarter of 2020 due to a one-time donation of $500,000 to Peoples Bank Foundation, Inc. in the first quarter of 2021.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. Expenses related to state franchise taxes, which includes Ohio FIT, were flat in the first three months of 2021 compared to the fourth quarter of 2020 and the first quarter of 2020 due to equity remaining relatively flat at March 31, 2021 compared to December 31, 2020 and March 31, 2020.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the first quarter of 2021 was down compared to the fourth quarter of 2020 as a result of the annual reduction included in the amortization schedules for prior acquisitions, which reset at the beginning of each fiscal year. Compared to the first quarter of 2020, amortization of other intangible assets declined due to the reduced amortization from previous acquisitions.
Peoples FDIC insurance premiums declined compared to the linked quarter, as PPP loans, which are included in the leverage ratio calculation on which the FDIC insurance premiums are calculated, decreased compared to December 31, 2020. The FDIC insurance premiums during the first quarter of 2020 were impacted by credits used by Peoples to offset its FDIC insurance premium. The FDIC insurance credits were related to the level of the Federal Deposit Insurance Fund ("DIF") that had continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples utilized the remaining credits that had been issued to it in the second quarter of 2020.
Other loan expenses increased slightly compared to the linked quarter due to higher expenses associated with business loans. Compared to the first quarter of 2020, other loan expenses declined mostly due to lower expenses associated with real estate loans and home equity lines of credit.
Other non-interest expense increased $611,000 compared to the linked quarter, and was mostly due to higher acquisition-related expenses offset by pension settlement charges that had been incurred in the fourth quarter of 2020. Peoples did not recognize pension settlement costs during the first quarter of 2021, however, Peoples did recognize $4,000 of pension settlement costs during the fourth quarter of 2020, and $368,000 for the first quarter of 2020.

Income Tax Expense
Peoples recorded income tax expense of $3.8 million for the first quarter of 2021, compared to income tax expense of $4.3 million for the linked quarter and an income tax benefit of $156,000 for the first quarter of 2020. The income tax expense during the first quarter of 2021 was driven by pre-tax income of $19.2 million, which was impacted by the $4.7 million recovery for credit losses recorded during the quarter. Income tax expense during the first quarter of 2021, the linked quarter and the first quarter of 2020 was heavily related to the amount of pre-tax income recognized during each period.
Additional information regarding income taxes can be found in "Note 12 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2020 Form 10-K.

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

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Pre-provision net revenue:
Income (loss) before income taxes	$19,243	$24,836	(921)
Add: provision for credit losses	—	—	16,969
Add: loss on OREO	—	119	17
Add: loss on investment securities	336	751	—
Add: loss on other assets	27	—	70
Less: recovery of credit losses	4,749	7,277	—
Less: gain on investment securities	—	—	319
Less: gain on other assets	—	66	—
Pre-provision net revenue	$14,857	$18,363	$15,816

Total average assets	$4,912,076	$4,837,978	$4,381,627
Pre-provision net revenue to total average assets (annualized)	1.23%	1.51%	1.45%
Weighted-average common shares outstanding - diluted	19,436,311	19,442,284	20,538,214
Pre-provision net revenue per common share - diluted	$0.76	$0.94	$0.77

The decrease in PPNR compared to the linked quarter was mostly due to higher non-core expenses, coupled with increased expenses typically recognized during the first quarter of each year associated with stock-based compensation, contributions to employees' flexible spending and health savings accounts, and higher payroll taxes. The decline in PPNR compared to the first quarter of 2020 was related to increased non-core costs recognized during the first quarter of 2021.

Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this non-US GAAP measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$37,987	$33,250	$34,325
Less: acquisition-related expenses	1,911	77	31
Less: pension settlement charges	—	4	368
Less: severance expenses	49	771	13
Less: COVID-19-related expenses	292	126	140
Less: Peoples Bank Foundation, Inc. contribution	500	—	—
Core non-interest expense	$35,235	$32,272	$33,773

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$37,987	$33,250	$34,325
Less: amortization of other intangible assets	620	909	729
Adjusted total non-interest expense	$37,367	$32,341	$33,596
Total non-interest income	$16,903	$16,501	$15,737
Less: net gain on investment securities	—	—	319
Add: net loss on investment securities	(336)	(751)	—
Add: net loss on asset disposals and other transactions	(27)	(53)	(87)
Total non-interest income excluding net gains and losses	$17,266	$17,305	$15,505
Net interest income	$35,578	$34,308	$34,636
Add: fully tax-equivalent adjustment (a)	257	251	272
Net interest income on a fully tax-equivalent basis	$35,835	$34,559	$34,908

Adjusted revenue	$53,101	$51,864	$50,413

Efficiency ratio	70.37%	62.36%	66.64%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$35,235	$32,272	$33,773
Less: amortization of other intangible assets	620	909	729
Adjusted core non-interest expense	$34,615	$31,363	$33,044

Core non-interest income excluding net gains and losses	$17,266	$17,305	$15,505
Net interest income on a fully tax-equivalent basis	35,835	34,559	34,908
Adjusted revenue	$53,101	$51,864	$50,413

Efficiency ratio adjusted for non-core items	65.19%	60.47%	65.55%
(a) Based on a 21% statutory federal corporate income tax rate.
The change in the efficiency ratio compared to the linked quarter was partially due to the increase in total non-core non-interest expense illustrated above, coupled with higher expenses typically incurred during the first quarter of each year.

Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income (loss)	$15,463	$20,573	$(765)
Add: net loss on investment securities	336	751	—
Less: tax effect of net loss on investment securities (a)	71	158	—
Less: net gain on investment securities	—	—	319
Add: tax effect of net gain on investment securities (a)	—	—	67
Add: net loss on asset disposals and other transactions	27	53	87
Less: tax effect of net loss on asset disposals and other transactions (a)	6	11	18
Add: acquisition-related expenses	1,911	77	31
Less: tax effect of acquisition-related expenses (a)	401	16	7
Add: pension settlement charges	—	4	368
Less: tax effect of pension settlement charges (a)	—	1	77
Add: severance expenses	49	771	13
Less: tax effect of severance expenses (a)	10	162	3
Add: COVID-19-related expenses	292	126	140
Less: tax effect of COVID-19-related expenses (a)	61	26	29
Add: Peoples Bank Foundation, Inc. contribution	500	—	—
Less: tax effect of Peoples Bank Foundation, Inc. contribution	105	—	—
Net income (loss) adjusted for non-core items (after tax)	$17,924	$21,981	$(512)
Days in the period	90	92	91
Days in the year	365	366	366
Annualized net income (loss)	$62,711	$81,845	$(3,077)
Annualized net income (loss) adjusted for non-core items (after tax)	$72,692	$87,446	$(2,059)
Return on average assets:
Annualized net income (loss)	$62,711	$81,845	$(3,077)
Total average assets	4,912,076	4,837,978	4,381,627
Return on average assets	1.28%	1.69%	(0.07)%
Return on average assets adjusted for non-core items:
Annualized net income (loss) adjusted for non-core items (after tax)	$72,692	$87,446	$(2,059)
Total average assets	4,912,076	4,837,978	4,381,627
Return on average assets adjusted for non-core items	1.48%	1.81%	(0.05)%
(a) Based on a 21% statutory federal corporate income tax rate.

The return on average assets and the return on average assets adjusted for non-core items both declined during the first quarter of 2021, compared to the linked quarter. The decreases were driven by the reduction in the amount of the recovery of credit losses and higher total non-interest expense recognized during the first quarter of 2021, compared to the fourth quarter of 2020. The return on average assets and the return on average assets adjusted for non-core items both grew compared to the first quarter of 2020, and was mostly due to the recovery of credit losses recorded during the first quarter of 2021, compared to a high provision for credit losses recorded during the first quarter of 2020. For additional information related to the changes in the (recovery of) provision for credit losses, refer to the sections in this discussion titled “(Recovery of) Provision for Credit Losses" and "Allowance for Credit Losses.”
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

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income (loss)	$15,463	$20,573	$(765)
Add: amortization of other intangible assets	620	909	729
Less: tax effect of amortization of other intangible assets (a)	130	191	153
Net income (loss) excluding amortization of other intangible assets	$15,953	$21,291	$(189)
Days in the period	90	92	91
Days in the year	365	366	366
Annualized net income (loss)	$62,711	$81,845	$(3,077)
Annualized net income (loss) excluding amortization of other intangible assets	$64,698	$84,701	$(760)
Average tangible equity:
Total average stockholders' equity	$577,588	$566,292	$596,246
Less: average goodwill and other intangible assets	184,253	185,093	177,984
Average tangible equity	$393,335	$381,199	$418,262
Return on average stockholders' equity ratio:
Annualized net income (loss)	$62,711	$81,845	$(3,077)
Average stockholders' equity	$577,588	$566,292	$596,246
Return on average stockholders' equity	10.86%	14.45%	(0.52)%
Return on average tangible equity ratio:
Annualized net income (loss) excluding amortization of other intangible assets	$64,698	$84,701	$(760)
Average tangible equity	$393,335	$381,199	$418,262
Return on average tangible equity	16.45%	22.22%	(0.18)%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios continued to be impacted by the (recovery of) provision for credit losses during each of the respective periods.
For additional information related to changes in the (recovery of) provision for credit losses, refer to the sections in this discussion titled “(Recovery of) Provision for Credit Losses" and "Allowance for Credit Losses.”

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2021, Peoples' interest-bearing deposits in other banks increased $53.9 million from December 31, 2020. The total cash and cash equivalents balance included $120.0 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2021, compared to $25.1 million at December 31, 2020. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity needs due to the COVID-19 pandemic.
Through the first three months of 2021, Peoples' total cash and cash equivalents increased $48.3 million as Peoples' net cash used in investing activities of $350.3 million was less than the sum of net cash provided by financing and operating activities of $380.2 million and $18.3 million, respectively. Peoples' investing activities reflected a net increase of $7.7 million in loans and $329.3 million in purchases of available-for-sale and held-to-maturity investment securities, which were partially offset by $100.5 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $393.4 million net increase in deposits offset partially by a decrease of $5.4 million in short-term borrowings, as well as no purchase of treasury stock under the share repurchase program and $7.1 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$18,471	$5,363	$5,383	$5,396	$6,361
States and political subdivisions	218,484	114,919	104,126	107,032	108,812
Residential mortgage-backed securities	596,181	623,218	726,992	748,867	823,893
Commercial mortgage-backed securities	27,481	4,783	10,568	12,157	17,061
Bank-issued trust preferred securities	4,730	4,730	4,633	4,399	4,708
Total fair value	$865,347	$753,013	$851,702	$877,851	$960,835
Total amortized cost	$859,120	$734,544	$829,899	$853,072	$932,179
Net unrealized gain	$6,227	$18,469	$21,803	$24,779	$28,656
Held-to-maturity securities, at amortized cost:
Obligations of:
US government sponsored agencies	$30,211	$—	$—	$—	$—
States and political subdivisions (a)	92,436	35,139	3,539	3,538	$3,838
Residential mortgage-backed securities	24,878	25,890	26,926	28,075	29,070
Commercial mortgage-backed securities	18,705	5,429	5,678	5,754	5,830
Total amortized cost	$166,230	$66,458	$36,143	$37,367	$38,738
Other investment securities	$34,026	$37,560	$40,715	$42,656	$46,924
Total investment securities:
Amortized cost	$1,059,376	$838,562	$906,757	$933,095	$1,017,841
Carrying value	$1,065,603	$857,031	$928,560	$957,874	$1,046,497

(a) Amortized cost is presented net of the allowance for credit losses of $182,000 at March 31, 2021, $60,000 at December 31, 2020 and $6,000 at each of September 30, 2020, June 30, 2020 and March 31, 2020.
At March 31, 2021, the fair value of available-for-sale securities increased $112.3 million, or 15%, compared to December 31,
2020. The increase compared to the prior quarter-end was driven by an increase in available-for-sale commercial-mortgage backed securities that were purchased during the first quarter of 2021, coupled with purchases of available for sale and held-to-maturity obligations of state and political subdivisions. During the first quarter of 2021, Peoples increased the relative size of its investment portfolio as a percent of total assets as it experienced an influx in cash from higher deposit balances.

Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Originated loans:
Construction	$75,189	$103,169	$103,948	$105,493	$106,415
Commercial real estate, other	832,399	780,324	752,480	738,292	707,339
Commercial real estate	907,588	883,493	856,428	843,785	813,754
Commercial and industrial	935,150	943,024	1,029,613	1,032,970	611,791
Premium finance	109,129	100,571	60,908	—	—
Residential real estate	306,440	281,623	284,645	285,407	293,078
Home equity lines of credit	92,540	93,296	91,701	90,612	91,344
Consumer, indirect	519,749	503,526	491,663	450,296	418,022
Consumer, direct	75,998	75,591	75,106	74,614	71,230
Consumer	595,747	579,117	566,769	524,910	489,252
Deposit account overdrafts	298	351	519	592	610
Total originated loans	$2,946,892	$2,881,475	$2,890,583	$2,778,276	$2,299,829
Acquired loans (a):
Construction	$3,510	$3,623	$4,103	$4,460	$4,450
Commercial real estate, other	132,850	149,529	160,759	176,128	190,478
Commercial real estate	136,360	153,152	164,862	180,588	194,928
Commercial and industrial	29,611	30,621	34,396	37,356	42,739
Premium finance	1,461	14,187	43,217	—	—
Residential real estate	267,260	292,384	304,804	327,677	332,288
Home equity lines of credit	24,886	27,617	30,234	32,772	36,667
Consumer, indirect	—	1	36	38	44
Consumer, direct	3,206	3,503	3,953	4,312	4,942
Consumer	3,206	3,504	3,989	4,350	4,986
Total acquired loans	$462,784	$521,465	$581,502	$582,743	$611,608
Total loans	$3,409,676	$3,402,940	$3,472,085	$3,361,019	$2,911,437
Percent of loans to total loans:
Construction	2.3%	3.1%	3.1%	3.3%	3.8%
Commercial real estate, other	28.3%	27.3%	26.3%	27.2%	30.8%
Commercial real estate	30.6%	30.4%	29.4%	30.5%	34.6%
Commercial and industrial	28.3%	28.6%	30.6%	31.9%	22.5%
Premium finance	3.2%	3.4%	3.0%	—%	—%
Residential real estate	16.8%	16.9%	17.0%	18.2%	21.5%
Home equity lines of credit	3.5%	3.6%	3.5%	3.7%	4.4%
Consumer, indirect	15.3%	14.8%	14.2%	13.4%	14.4%
Consumer, direct	2.3%	2.3%	2.3%	2.3%	2.6%
Consumer	17.6%	17.1%	16.5%	15.7%	17.0%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$469,788	$485,972	$490,170	$491,545	$503,158

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at March 31, 2021 increased $6.7 million compared to December 31, 2020. The increase compared to December 31, 2020 was mostly driven by increases in commercial real estate balances of $35.4 million, commercial and industrial loan balances of $8.1 million, excluding PPP loans, and consumer indirect loan balances of $16.0 million. These increases were partially offset by a decline in construction loan balance of $28.0 million, due to construction projects being completed and construction loans then converting to permanent financing. PPP loans decreased $17.0 million, due to the amount of loans forgiven exceeding new loan originations during the first quarter of 2021. Excluding the PPP loan balances, Peoples' originated loans grew by 3% annualized compared to December 31, 2020.

Loan growth in recent quarters has been negatively impacted by lower than usual line of credit utilization rates, both for commercial and consumer lines of credit. Compared to December 31, 2020, the declining utilization rate on line of credits resulted in a $28.8 million decrease in aggregate outstanding balances of lines of credit.
The increase compared to March 31, 2020 was largely due to the increases in PPP loans and premium finance loans, and growth in consumer indirect loans. These increases were partially offset by decreases in residential real estate loans, construction loans and lines of credit. Residential real estate loans declined due to refinance activity driven by the low-rate environment. Acquired loan balances decreased due to loans being paid off or re-underwritten, at which point Peoples no longer considers the loans acquired.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at March 31, 2021:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$45,392	$120,670	$166,062	63.0%
Assisted living facilities and nursing homes	11,457	19,006	30,463	11.6%
Land only	13,146	14,797	27,943	10.5%
Lodging and lodging related	1,875	8,966	10,841	4.1%
Mixed-use facilities	1,933	7,915	9,848	3.7%
Storage facility	205	5,804	6,009	2.3%
Other (a)	4,691	7,853	12,544	4.8%
Total construction	$78,699	$185,011	$263,710	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$73,312	$1,720	$75,032	7.5%
Non-owner occupied	66,595	3,918	70,513	7.1%
Total office buildings and complexes	139,907	5,638	145,545	14.6%
Retail facilities:
Owner occupied	38,945	399	39,344	4.0%
Non-owner occupied	57,920	250	58,170	5.9%
Total retail facilities	96,865	649	97,514	9.9%
Apartment complexes	91,523	2,140	93,663	9.4%
Mixed-use facilities:
Owner occupied	54,807	1,593	56,400	5.7%
Non-owner occupied	35,789	786	36,575	3.7%
Total mixed-use facilities	90,596	2,379	92,975	9.4%
Light industrial facilities:
Owner occupied	56,619	1,319	57,938	5.8%
Non-owner occupied	21,406	1,088	22,494	2.3%
Total light industrial facilities	78,025	2,407	80,432	8.1%
Assisted living facilities and nursing homes	74,693	1,011	75,704	7.6%
Warehouse facilities:
Owner occupied	37,391	1,400	38,791	3.9%
Non-owner occupied	27,457	12	27,469	2.8%
Total warehouse facilities	64,848	1,412	66,260	6.7%
Lodging and lodging related:
Owner occupied	12,295	—	12,295	1.2%
Non-owner occupied	39,960	—	39,960	4.0%
Total lodging and lodging related	52,255	—	52,255	5.2%
Education services:
Owner occupied	15,477	98	15,575	1.6%
Non-owner occupied	26,093	4,000	30,093	3.0%
Total education services	41,570	4,098	45,668	4.6%
Gas station facilities:
Owner occupied	18,878	22	18,900	1.9%
Non-owner occupied	5,005	—	5,005	0.5%
Total gas station facilities	23,883	22	23,905	2.4%
Other (a)	211,084	9,028	220,112	22.1%
Total commercial real estate, other	$965,249	$28,784	$994,033	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were not material at either March 31, 2021 or December 31, 2020.
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created a new loan guarantee program called the PPP targeted to provide small businesses with support to cover payroll and certain other specified expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness.
Peoples is a PPP participating lender, and as of March 31, 2021, Peoples had aggregate outstanding principal balances of PPP loans of $349.9 million included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $9.3 million at March 31, 2021. For the first quarter of 2021, Peoples recorded amortization of net deferred loan origination fees of $4.7 million on PPP loans. The net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.
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
At March 31, 2021, Peoples had approximately $13.0 million of deferments outstanding. Of this total, commercial loan deferments comprised approximately $12.0 million, while consumer loans totaled approximately $1.0 million. Subsequent to March 31, 2021, one larger hotel operator requested additional payment relief beyond the original three months previously provided. Peoples granted an additional three months of interest-only payments to the borrower, which increased Peoples' total deferments to $31.0 million as of March 31, 2021.
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial real estate	$18,663	$19,423	$21,549	$21,810	$13,884
Commercial and industrial	10,108	12,763	13,099	10,106	8,743
Total commercial	28,771	32,186	34,648	31,916	22,627
Premium finance	1,160	1,095	986	—	—
Residential real estate	4,935	6,044	5,988	6,380	5,744
Home equity lines of credit	1,494	1,860	1,797	1,755	1,695
Consumer, indirect	7,522	8,030	12,772	12,293	10,878
Consumer, direct	970	1,081	1,861	1,941	1,803
Consumer	8,492	9,111	14,633	14,234	12,681
Deposit account overdrafts	45	63	76	77	86
Allowance for credit losses	$44,897	$50,359	$58,128	$54,362	$42,833
As a percent of total loans	1.32%	1.48%	1.67%	1.62%	1.47%
During the first quarter of 2021, Peoples decreased its allowance for credit losses due to the recent developments related to COVID-19 and the resulting impact on the economic assumptions used in estimating the allowance for credit losses under the CECL model, offset by an increase in specific reserves of $3.5 million related to five commercial relationships compared to December 31 2020.
During much of 2020, Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts that included the impact of COVID-19 on certain economic factors. These forecasts included higher unemployment rates nationally and in Ohio, and lower Ohio Gross Domestic Product, which are the key assumptions within the CECL model, compared to prior periods. During the third quarter of 2020, Peoples also recorded allowance for credit losses associated with the loans acquired from Triumph Premium Finance on July 1, 2020, which included $84.7 million in loans at the acquisition date.
The allowance for credit losses as a percent of total loans was negatively impacted by PPP loans, for which there is an SBA guarantee and no related allowance for credit losses is recorded. At March 31, 2021, PPP loans negatively impacted the allowance for credit losses as a percent of total loans by 15 basis points, compared to 18 basis points at December 31, 2020, 26 basis points at September 30, 2020 and 23 basis points at June 30, 2020.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2020 Form 10-K and "Note 4 Loans" of the Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Gross charge-offs:
Commercial real estate, other	$96	$274	$109	$135	$10
Commercial and industrial	293	465	146	15	937
Premium finance	16	1	2	—	—
Residential real estate	133	98	121	16	118
Home equity lines of credit	12	80	—	9	14
Consumer, indirect	505	498	370	336	721
Consumer, direct	36	59	15	51	62
Consumer	541	557	385	387	783
Deposit account overdrafts	103	139	202	119	213
Total gross charge-offs	$1,194	$1,614	$965	$681	$2,075
Recoveries:
Commercial real estate, other	$(61)	$74	$4	$6	$116
Commercial and industrial	—	512	—	805	1,204
Premium finance	—	—	—	—	—
Residential real estate	15	45	100	100	57
Home equity lines of credit	4	1	2	8	1
Consumer, indirect	105	41	64	72	125
Consumer, direct	26	12	13	10	14
Consumer	131	53	77	82	139
Deposit account overdrafts	54	30	47	49	60
Total recoveries	$143	$715	$230	$1,050	$1,577
Net charge-offs (recoveries):
Commercial real estate, other	$157	$200	$105	$129	$(106)
Commercial and industrial	293	(47)	146	(790)	(267)
Premium finance	16	1	2	—	—
Residential real estate	118	53	21	(84)	61
Home equity lines of credit	8	79	(2)	1	13
Consumer, indirect	400	457	306	264	596
Consumer, direct	10	47	2	41	48
Consumer	410	504	308	305	644
Deposit account overdrafts	49	109	155	70	153
Total net charge-offs (recoveries)	$1,051	$899	$735	$(369)	$498
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	0.02%	0.02%	0.01%	0.02%	(0.01)%
Commercial and industrial	0.04%	(0.01)%	0.02%	(0.11)%	(0.04)%
Premium finance	—%	—%	—%	—%	—%
Residential real estate	0.01%	0.01%	—%	(0.01)%	0.01%
Consumer, indirect	0.05%	0.05%	0.03%	0.03%	0.08%
Consumer, direct	—%	0.01%	—%	0.01%	0.01%
Consumer	0.05%	0.06%	0.03%	0.04%	0.09%
Deposit account overdrafts	0.01%	0.02%	0.02%	0.01%	0.02%
Total	0.13%	0.10%	0.08%	(0.05)%	0.07%
Each with "--%" not meaningful.
Net charge-offs during the first quarter of 2021 were 0.13% of average total loans on an annualized basis. The higher net charge-offs during the first quarter of 2021, compared to the linked quarter and the first quarter of 2020, were related to recoveries of $508,000 for the fourth quarter of 2020 and of $1.2 million for the first quarter of 2020, on a single commercial loan relationship that had been previously charged-off.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Loans 90+ days past due and accruing:
Commercial real estate, other	$55	$—	$80	$130	$—
Commercial and industrial	—	50	74	—	806
Premium finance	109	205	—	—	—
Residential real estate	662	1,975	2,548	1,618	557
Home equity lines of credit	180	82	27	46	143
Consumer, indirect	24	39	86	57	—
Consumer, direct	14	17	—	29	37
Consumer	38	56	86	86	37
Total loans 90+ days past due and accruing	$1,044	$2,368	$2,815	$1,880	$1,543
Nonaccrual loans:
Construction	$4	$4	$4	$4	$99
Commercial real estate, other	8,084	8,744	8,762	9,413	9,167
Commercial real estate	8,088	8,748	8,766	9,417	9,266
Commercial and industrial	4,067	4,017	4,067	4,745	4,408
Residential real estate	6,182	6,080	6,027	8,867	6,156
Home equity lines of credit	624	708	754	687	978
Consumer, indirect	825	883	801	802	637
Consumer, direct	146	160	148	208	122
Consumer	971	1,043	949	1,010	759
Total nonaccrual loans	$19,932	$20,596	$20,563	$24,726	$21,567
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$337	367	$772	$265	$410
Commercial and industrial	2,034	2,175	2,250	—	602
Residential real estate	2,064	2,295	2,481	38	2,484
Home equity lines of credit	156	159	165	—	174
Consumer, indirect	206	190	160	—	197
Consumer, direct	15	11	45	—	48
Consumer	221	201	205	—	245
Total nonaccrual TDRs	$4,812	$5,197	$5,873	$303	$3,915
Total nonperforming loans ("NPLs")	$25,788	$28,161	$29,251	$26,909	$27,025
OREO:
Commercial	$—	$—	$145	$145	$145
Residential	$134	$134	$148	$91	$81
Total OREO	$134	$134	$293	$236	$226
Total nonperforming assets ("NPAs")	$25,922	$28,295	$29,544	$27,145	$27,251

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Criticized loans (a)	$116,424	$126,619	$123,219	$105,499	$90,881
Classified loans (b)	76,095	72,518	76,009	66,567	68,787
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.76%	0.82%	0.84%	0.80%	0.93%
NPAs as a percent of total assets (c)(d)	0.50%	0.59%	0.60%	0.54%	0.61%
NPAs as a percent of total loans and OREO (c)(d)	0.76%	0.84%	0.85%	0.80%	0.94%
Allowance for credit losses as a percent of NPLs (c)(d)	174.10%	180.14%	198.72%	202.02%	158.49%
Criticized loans as a percent of total loans (a)(c)	3.41%	3.72%	3.55%	3.14%	3.12%
Classified loans as a percent of total loans (b)(c)	2.23%	2.13%	2.19%	1.98%	2.36%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
During the first quarter of 2021, nonperforming assets decreased $2.3 million compared to December 31, 2020. This decline was mostly due to several small relationships in both loans 90+ days past due and accruing and nonaccrual loans. The nonperforming loans as a percent of total loans and nonperforming assets as a percent of total assets ratios both decreased compared to December 31, 2020, due to the lower amount of nonperforming loans at the end of the first quarter of 2021.
Criticized loans, which are those categorized as special mention, substandard or doubtful, decreased $10.2 million, or 8%, compared to December 31, 2020 and increased $25.5 million, or 28%, compared to March 31, 2020. The decrease in the amount of criticized loans compared to December 31, 2020 was primarily due to the upgrade of four commercial relationships, totaling $3.9 million, paydowns of $5.6 million, and $1.8 million of normal amortization. Compared to March 31, 2020, the increase in the amount of criticized loans was largely due to the downgrades of a few commercial relationships based on updated information on the borrowers that became available. Classified loans, which are those categorized as substandard or doubtful, grew $3.6 million, or 5%, compared to December 31, 2020, and were up $7.3 million, or 11%, compared to March 31, 2020.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered to be current are those that were less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not TDRs within the scope of ASC 310-40.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Non-interest-bearing deposits (a)	$1,206,034	$997,323	$982,912	$1,005,732	$727,266
Interest-bearing deposits:
Interest-bearing demand accounts (a)	722,470	692,113	666,134	666,181	637,011
Savings accounts	676,345	628,190	589,625	580,703	527,295
Retail certificates of deposit ("CDs")	433,214	445,930	461,216	474,593	487,153
Money market deposit accounts	586,099	591,373	581,398	598,641	485,999
Governmental deposit accounts	511,937	385,384	409,967	377,787	400,184
Brokered deposits	168,130	170,146	260,753	321,247	133,522
Total interest-bearing deposits	3,098,195	2,913,136	2,969,093	3,019,152	2,671,164
Total deposits	$4,304,229	$3,910,459	$3,952,005	$4,024,884	$3,398,430
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2021, period-end deposits increased $393.8 million, or 10%, compared to December 31, 2020, and increased $905.8 million, or 27%, compared to March 31, 2020. The increases in total deposits compared to December 31, 2020 and March 31, 2020, were related to increases in non-interest bearing deposits due to customers maintaining higher balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In prior quarterly periods in the table above, Peoples experienced increases in most low-cost deposit categories.
In the prior third and fourth quarters of 2020 noted in the table above, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of Deposit Account Registry Services. The change in brokered deposits was partially offset by the issuance of 90-day brokered deposits to fund interest rate swaps. The swaps will pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of March 31, 2021, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, of which $110.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps hedged 90-day brokered deposits, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Total demand deposit accounts comprised 45% of total deposits at March 31, 2021, compared to 43% at December 31, 2020, and 40% at March 31, 2020. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, while utilizing brokered deposits as a funding source when necessary.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Short-term borrowings:
Overnight borrowings	$—	$—	$—	$—	$64,000
FHLB 90-day advances	—	—	110,000	110,000	110,000
Current portion of long-term FHLB advances	20,000	20,000	25,000	25,000	45,000
Retail repurchase agreements	47,868	53,261	47,063	42,912	40,661
Total short-term borrowings	$67,868	$73,261	$182,063	$177,912	$259,661
Long-term borrowings:
FHLB advances	$102,645	102,957	$103,815	$105,005	$125,300
Junior subordinated debt securities	7,650	7,611	7,571	7,531	7,491
Total long-term borrowings	$110,295	$110,568	$111,386	$112,536	$132,791
Total borrowed funds	$178,163	$183,829	$293,449	$290,448	$392,452
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds declined 3% compared to December 31, 2020, as Peoples utilized cash and cash equivalents, coupled with paydowns and proceeds from maturities from its investment securities portfolio to satisfy most of its liquidity needs. The decline in borrowed funds at March 31, 2021, compared to March 31, 2020 was mostly due to the reduced need of overnight borrowings to fund liquidity needs as Peoples experienced an influx in deposit balances during the period, which was mostly related to PPP proceeds and government fiscal stimulus payments.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities decreased $9.0 million, or 10%, compared to December 31, 2020 and $12.8 million compared to March 31, 2020. The decreases were due to changes related to the fair value of swap derivatives as of March 31, 2021. These decreases were partially offset by increases in accrued interest payable and other liabilities. Additional information regarding Peoples' interest rate swaps can be found in "Note 8 Derivative Financial Instruments" of the Notes to the Unaudited Consolidated Financial Statements.

Capital/Stockholders’ Equity
At March 31, 2021, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2021, Peoples had a capital conservation buffer of 5.78%. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at March 31, 2021.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Capital Amounts:
Common Equity Tier 1	$418,089	$409,400	$398,553	$408,619	$415,768
Tier 1	425,739	417,011	406,124	416,150	423,259
Total (Tier 1 and Tier 2)	463,872	456,384	445,101	454,641	459,727
Net risk-weighted assets	$3,365,637	$3,146,767	$3,106,817	$3,072,178	$2,988,263
Capital Ratios:
Common Equity Tier 1	12.42%	13.01%	12.83%	13.30%	13.91%
Tier 1	12.65%	13.25%	13.07%	13.55%	14.16%
Total (Tier 1 and Tier 2)	13.78%	14.50%	14.33%	14.80%	15.38%
Tier 1 leverage ratio	9.00%	8.97%	8.62%	8.97%	10.06%
During the first quarter of 2021, Peoples' net income of $15.5 million exceeded dividends declared of $6.8 million, which increased Peoples' capital levels. Net risk-weighted assets also grew compared to December 31, 2020, due to loan and investment growth. The NSL acquisition negatively impacted the regulatory capital ratios at March 31, 2021, as the purchase price was included in net risk-weighted assets and there was no capital issued in connection with the acquisition.
During 2020, Peoples repurchased common shares during each quarter of the year, which reduced regulatory capital levels. Peoples also completed the premium finance company acquisition on July 1, 2020, which impacted regulatory capital levels due to the recognition of goodwill and intangibles associated with the acquisition. Peoples did not purchase any common shares in the first quarter of 2021.
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
The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Unaudited Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Tangible equity:
Total stockholders' equity	$578,893	$575,673	$566,856	$569,177	$583,721
Less: goodwill and other intangible assets	184,007	184,597	185,397	176,625	177,447
Tangible equity	$394,886	$391,076	$381,459	$392,552	$406,274
Tangible assets:
Total assets	$5,143,052	$4,760,764	$4,911,807	$4,985,819	$4,469,120
Less: goodwill and other intangible assets	184,007	184,597	185,397	176,625	177,447
Tangible assets	$4,959,045	$4,576,167	$4,726,410	$4,809,194	$4,291,673
Tangible book value per common share:
Tangible equity	$394,886	$391,076	$381,459	$392,552	$406,274
Common shares outstanding	19,629,633	19,563,979	19,721,783	19,925,083	20,346,843
Tangible book value per common share	$20.12	$19.99	$19.34	$19.70	$19.97
Tangible equity to tangible assets ratio:
Tangible equity	$394,886	$391,076	$381,459	$392,552	$406,274
Tangible assets	$4,959,045	$4,576,167	$4,726,410	$4,809,194	$4,291,673
Tangible equity to tangible assets	7.96%	8.55%	8.07%	8.16%	9.47%
Tangible book value per common share grew to $20.12 at March 31, 2021, compared to $19.99 at December 31, 2020. The improvement in tangible book value per common share was mostly due to higher capital levels as net income exceeded dividends declared, which was net of changes in accumulated other comprehensive loss caused by the change in fair value of investment securities, during the first quarter of 2021.
The tangible equity to tangible assets ratio declined at March 31, 2021 compared to December 31, 2020. This decline was driven by higher tangible assets related to increases in investment securities, cash and cash equivalents, and other assets. The increase in other assets was driven by the NSL acquisition, for which the purchase price was paid and recorded on March 31, 2021. The declines in the tangible equity to tangible assets ratio during much of 2020 was due to reduced equity as Peoples recorded higher provision for credit losses during the second and third quarters of 2020, while it recorded a recovery of credit losses during the fourth quarter of 2020. Peoples also repurchased common shares in each quarter of 2020, contributing to the decline in the tangible equity to tangible assets ratio during those periods and did not repurchase any common shares during the first quarter of 2021.

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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2020 Form 10-K.
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
300	$20,996	15.8%	$22,034	17.3%	$58,993	6.8%	$117,235	15.7%
200	14,620	11.0%	15,899	12.5%	49,661	5.7%	95,189	12.7%
100	8,008	6.0%	8,981	7.1%	35,670	4.1%	60,384	8.1%
(100)	(9,098)	(6.8)%	(7,030)	(5.5)%	(107,184)	(12.4)%	(116,205)	(15.5)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages will prepay. These prepayment speeds affect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lesser or greater impact on net interest income.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2021, consideration of the bear steepener and bull flattener scenarios provide insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At March 31, 2021, the bear steepener scenario resulted in an increase in both net interest income and economic value of equity of 1.7% and 7.0%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At March 31, 2021, the bull flattener scenario resulted in a decrease in both net interest income and economic value of equity of 1.2% and 2.7%, respectively. Peoples was within the policy limitations for this alternative scenario as of March 31, 2021, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2021, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 8 Derivative Financial Instruments” of the Notes to the Unaudited Consolidated Financial Statements.
At March 31, 2021, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2020 was largely attributable to increased effective duration in the investment securities portfolio.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2020 Form 10-K.
At March 31, 2021, Peoples Bank had liquid assets of $179.6 million, which represented 3.1% of total assets and unfunded loan commitments. Peoples also had an additional $207.5 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Peoples is authorized to utilize the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund originations under the PPP; however, Peoples did not use this borrowing line during the first quarter of 2021 and had no outstanding balance at March 31, 2021.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Home equity lines of credit	$124,027	$117,792	$113,185	$116,634	$113,605
Unadvanced construction loans	190,715	141,009	123,338	113,119	97,153
Other loan commitments	555,102	535,250	498,472	426,776	413,515
Loan commitments	$869,844	$794,051	$734,995	$656,529	$624,273
Standby letters of credit	$10,295	$14,342	$13,177	$12,280	$12,883
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

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 1A RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2020 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party's majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2021:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2021	—		$—		—	$11,431,179
February 1 – 28, 2021	26,426	(2)	$31.34	(2)	—	$11,431,179
March 1 – 31, 2021	1,010	(2)(3)	$31.81	(2)(3)	—	$11,431,179
Total	27,436		$31.36		—	$11,431,179
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares, which Peoples' Board of Directors had authorized on February 27, 2020 and which was terminated on January 28, 2021. There were no shares repurchased under either plan during the three months ended March 31, 2021.
(2)Information reported includes: an aggregate of 26,426 common shares and 380 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during February and March, respectively.
(3)Information reported includes 660 common shares purchased in open market transactions during March by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Incorporated herein by reference to Exhibit 2.1 to the Current Report of Peoples Bancorp Inc. ("Peoples") on Form 8-K dated and filed on March 31, 2021 (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (This document represents the Amended Articles of Incorporation of Peoples Bancorp Inc. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772)

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Notice of Removal of Administrator and Appointment and Replacement, dated February 11, 2021, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.3(c) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 0-16772) ("Peoples' 2020 Form 10-K")

10.1	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and Other Employees of Peoples Bancorp Inc [Effective beginning with the fiscal year beginning January 1, 2021]	Incorporated herein by reference to Exhibit 10.4 to Peoples' 2020 Form 10-K

10.2	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.5 to Peoples' 2020 Form 10-K

10.3	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.6 to Peoples' 2020 Form 10-K

10.4	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.7 to Peoples' 2020 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the three months ended March 31, 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 29, 2021	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	April 29, 2021	By: /s/	KATIE BAILEY
KATIE BAILEY
Executive Vice President,
Chief Financial Officer and Treasurer