Form 10-Q
period 2021-06-30
PEOPLES BANCORP INC
filed 2021-07-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           OR
 For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,663,124 common shares, without par value, at July 29, 2021.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$57,239	$60,902
Interest-bearing deposits in other banks	188,834	91,198
Total cash and cash equivalents	246,073	152,100
Available-for-sale investment securities, at fair value (amortized cost of $839,682 at June 30, 2021 and $734,544 at December 31, 2020) (a)	849,637	753,013
Held-to-maturity investment securities, at amortized cost (fair value of $179,887 at June 30, 2021 and $68,082 at December 31, 2020) (a)	180,224	66,458
Other investment securities	32,584	37,560
Total investment securities (a)	1,062,445	857,031
Loans and leases, net of deferred fees and costs (b)	3,372,199	3,402,940
Allowance for credit losses	(47,942)	(50,359)
Net loans	3,324,257	3,352,581
Loans held for sale	2,751	4,659
Bank premises and equipment, net of accumulated depreciation	58,548	60,094
Bank owned life insurance	72,482	71,591
Goodwill	196,500	171,260
Other intangible assets	25,076	13,337
Other assets	79,502	78,111
Total assets	$5,067,634	$4,760,764
Liabilities
Deposits:
Non-interest-bearing	$1,181,045	$997,323
Interest-bearing	3,051,578	2,913,136
Total deposits	4,232,623	3,910,459
Short-term borrowings	66,496	73,261
Long-term borrowings	95,081	110,568
Accrued expenses and other liabilities	87,929	90,803
Total liabilities	4,482,129	4,185,091
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2021 and at December 31, 2020	—	—
Common stock, no par value, 24,000,000 shares authorized, 21,208,689 shares issued at June 30, 2021 and 21,193,402 shares issued at December 31, 2020, including shares held in treasury	422,652	422,536
Retained earnings	202,359	190,691
Accumulated other comprehensive (loss) income, net of deferred income taxes	(2,222)	1,336
Treasury stock, at cost, 1,605,492 shares at June 30, 2021 and 1,686,046 shares at December 31, 2020	(37,284)	(38,890)
Total stockholders’ equity	585,505	575,673
Total liabilities and stockholders’ equity	$5,067,634	$4,760,764
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $201, respectively, at June 30, 2021 and $0 and $60, respectively, at December 31, 2020.
(b)    Also referred to throughout this document as "total loans" and "loans held for investment."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$38,711	$34,483	$74,448	$69,071
Interest and dividends on taxable investment securities	3,168	4,141	5,742	9,524
Interest on tax-exempt investment securities	865	634	1,476	1,289
Other interest income	53	48	93	284
Total interest income	42,797	39,306	81,759	80,168
Interest expense:
Interest on deposits	2,577	3,284	5,394	7,913
Interest on short-term borrowings	92	574	192	1,613
Interest on long-term borrowings	468	588	935	1,146
Total interest expense	3,137	4,446	6,521	10,672
Net interest income	39,660	34,860	75,238	69,496
Provision for (recovery of) credit losses	3,088	11,834	(1,661)	28,803
Net interest income after provision for (recovery of) credit losses	36,572	23,026	76,899	40,693
Non-interest income:
Electronic banking income	4,418	3,523	8,329	6,803
Trust and investment income	4,220	3,316	8,065	6,578
Insurance income	3,335	3,191	8,556	7,321
Deposit account service charges	2,044	1,909	4,029	4,729
Mortgage banking income	820	938	1,960	1,688
Bank owned life insurance income	446	470	892	1,052
Commercial loan swap fees	61	955	121	1,199
Net loss on asset disposals and other transactions	(124)	(122)	(151)	(209)
Net (loss) gain on investment securities	(202)	62	(538)	381
Other non-interest income	803	422	1,461	859
Total non-interest income	15,821	14,664	32,724	30,401
Non-interest expense:
Salaries and employee benefit costs	21,928	17,985	42,687	37,903
Professional fees	3,565	1,834	7,033	3,527
Net occupancy and equipment expense	3,289	3,151	6,616	6,305
Data processing and software expense	2,411	1,754	4,865	3,506
Electronic banking expense	2,075	1,879	3,969	3,744
Amortization of other intangible assets	1,368	728	1,988	1,457
Franchise tax expense	822	881	1,677	1,763
Marketing expense	676	632	1,587	1,105
Other loan expenses	494	335	956	913
Communication expense	386	294	668	574
FDIC insurance premium	326	152	789	147
Other non-interest expense	2,559	2,180	5,051	5,186
Total non-interest expense	39,899	31,805	77,886	66,130
Income before income taxes	12,494	5,885	31,737	4,964
Income tax expense	2,391	1,136	6,171	980
Net income	$10,103	$4,749	$25,566	$3,984
Earnings per common share - basic	$0.52	$0.24	$1.32	$0.19
Earnings per common share - diluted	$0.51	$0.23	$1.31	$0.19
Weighted-average number of common shares outstanding - basic	19,317,454	19,720,315	19,300,156	20,043,329
Weighted-average number of common shares outstanding - diluted	19,461,934	19,858,880	19,448,544	20,183,222
Cash dividends declared	$7,065	$6,814	$13,898	$13,852
Cash dividends declared per common share	$0.36	$0.34	$0.71	$0.68

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$10,103	$4,749	$25,566	$3,984
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	3,525	(3,814)	(9,053)	18,454
Related tax (expense) benefit	(741)	801	1,901	(3,875)
Reclassification adjustment for net loss (gain) included in net income	202	(62)	538	(381)
Related tax (benefit) expense	(42)	13	(113)	80
Net effect on other comprehensive income (loss)	2,944	(3,062)	(6,727)	14,278
Defined benefit plan:
Net gain (loss) arising during the period	3	(156)	8	(521)
Related tax benefit (expense)	—	33	(1)	109
Amortization of unrecognized gain and service cost on benefit plans	31	36	61	64
Related tax expense	(6)	(8)	(13)	(14)
Recognition of gain due to settlement and curtailment	—	151	—	519
Related tax expense	—	(32)	—	(109)
Net effect on other comprehensive income	28	24	55	48
Cash flow hedges:
Net (loss) gain arising during the period	(294)	(734)	3,942	(10,464)
Related tax benefit (expense)	62	154	(828)	2,197
Net effect on other comprehensive (loss) income	(232)	(580)	3,114	(8,267)
Total other comprehensive income (loss), net of tax	2,740	(3,618)	(3,558)	6,059
Total comprehensive income	$12,843	$1,131	$22,008	$10,043

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	25,566	—	—	25,566
Other comprehensive loss, net of tax	—	—	(3,558)	—	(3,558)
Cash dividends declared	—	(13,898)	—	—	(13,898)
Reissuance of treasury stock for common share awards	(2,172)	—	—	2,172	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(998)	(998)
Common shares issued under dividend reinvestment plan	378	—	—	—	378
Common shares issued under compensation plan for Boards of Directors	65	—	—	184	249
Common shares issued under employee stock purchase plan	61	—	—	174	235
Stock-based compensation	1,784	—	—	—	1,784
Balance, June 30, 2021	$422,652	$202,359	$(2,222)	$(37,284)	$585,505

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	3,984	—	—	3,984
Other comprehensive income, net of tax	—	—	6,059	—	6,059
Cash dividends declared	—	(13,852)	—	—	(13,852)
Reissuance of treasury stock for common share awards	(2,262)	—	—	2,262	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(986)	(986)
Common shares repurchased under share repurchase program then in effect	—	—	—	(20,000)	(20,000)
Common shares issued under dividend reinvestment plan	243	—	—	—	243
Common shares issued under compensation plan for Boards of Directors	20	—	—	253	273
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Common shares issued under employee stock purchase plan	(17)	—	—	216	199
Stock-based compensation	2,335	—	—	—	2,335
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, June 30, 2020	$421,236	$173,572	$4,634	$(30,265)	$569,177
(a)On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$38,675	$30,042
Investing activities:
Available-for-sale investment securities:
Purchases	(317,502)	(89,445)
Proceeds from sales	58,483	11,582
Proceeds from principal payments, calls and prepayments	146,148	147,546
Held-to-maturity investment securities:
Purchases	(116,941)	(8,404)
Proceeds from principal payments	2,586	2,667
Other investment securities:
Purchases	(541)	(5,470)
Proceeds from sales	5,696	5,516
Net decrease (increase) in loans held for investment	116,441	(479,619)
Net expenditures for premises and equipment	(2,850)	(2,722)
Proceeds from sales of other real estate owned	113	56
Proceeds from bank owned life insurance contracts	—	109
Business acquisitions, net of cash received	(116,644)	(96,973)
Investment in limited partnership and tax credit funds	(4,996)	(15)
Net cash used in investing activities	(230,007)	(515,172)
Financing activities:
Net increase in non-interest-bearing deposits	183,722	334,524
Net increase in interest-bearing deposits	138,442	398,838
Net decrease in short-term borrowings	(21,765)	(159,065)
Proceeds from long-term borrowings	—	50,000
Payments on long-term borrowings	(563)	(667)
Cash dividends paid	(13,898)	(13,473)
Purchase of treasury stock under share repurchase program	—	(20,000)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(998)	(986)
Proceeds from issuance of common shares	365	40
Net cash provided by financing activities	285,305	589,211
Net increase in cash and cash equivalents	93,973	104,081
Cash and cash equivalents at beginning of period	152,100	115,193
Cash and cash equivalents at end of period	$246,073	$219,274

Supplemental cash flow information:
Interest paid	$7,374	$11,334
Income taxes paid	5,250	—
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	210	81
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	79	27

 See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Peoples' 2020 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2020 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2021 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Condensed Consolidated Balance Sheet at December 31, 2020, contained herein, has been derived from the audited Condensed Consolidated Balance Sheet included in Peoples’ 2020 Form 10-K.
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required principal or interest payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, leases are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged off amounts are credited to the allowance for credit losses.
Leases acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" leases. These leases are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other leases. The initial allowance for credit losses determined on a collective basis is allocated to individual leases. The total of the purchase price and allowance for credit losses is the initial amortized cost basis of these leases. The variance between the initial amortized cost basis and the fair value of the lease is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the lease.
Leases acquired by Peoples in a business combination that are not considered purchased credit deteriorated are recorded at the fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to a leases' cost basis and is accreted or amortized to interest income over the leases' remaining life using the level yield method.
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2020 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
Accounting Standards Update ("ASU") 2021-05 - Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This guidance addresses stakeholders' concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. This ASU is effective for fiscal years beginning after December 15, 2021, for all entities. Peoples will adopt the guidance as required.
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU is effective as of March 12, 2020 through

December 31, 2022. Per the guidance, Peoples is continuing to evaluate the impact of ASU 2020-04 on Peoples' condensed consolidated financial statements.
ASU 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. These amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this ASU did not have a material effect on Peoples financial statements.
Note 2 Fair Value of Assets and Liabilities

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, Peoples measures, records and reports various types of assets and liabilities at fair value on either a recurring or a non-recurring basis in the Unaudited Condensed Consolidated Financial Statements. Those assets and liabilities are presented below in the sections entitled “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis.”
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$14,235	$—	$—	$5,363	$—
States and political subdivisions	—	223,853	—	—	114,919	—
Residential mortgage-backed securities	—	579,152	—	—	623,218	—
Commercial mortgage-backed securities	—	27,631	—	—	4,783	—
Bank-issued trust preferred securities	—	4,766	—	—	4,730	—
Total available-for-sale securities	—	849,637	—	—	753,013	—
Equity investment securities (a)	135	237	—	107	192	—
Derivative assets (b)	—	17,957	—	—	27,332	—
Liabilities:
Derivative liabilities (c)	$—	$26,073	$—	$—	$39,395	$—
(a)    Included in "Other investment securities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(b)    Included in "Other assets" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(c)    Included in "Accrued expenses and other liabilities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 9 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Available-for-Sale Investment Securities: The fair values reported by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.

Equity Investment Securities: The fair values of Peoples' equity investment securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets and Liabilities: The fair value for derivative instruments is determined based on market prices, broker-dealer quotations on similar products, or other related market input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Other real estate owned ("OREO")	$—	$—	$239	$—	$—	$134
Servicing rights (a)(b)	$—	$—	$2,399	$—	$—	$2,591
(a) Included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(b) Peoples established a valuation allowance on servicing rights of $16 at June 30, 2021 and $161 at December 31, 2020, as the fair value of the servicing rights was less than the carrying value.

Other Real Estate Owned: OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis. Peoples assesses the carrying value of OREO quarterly for impairment considering market activity and recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach (Level 3).

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$246,073	$246,073	$152,100	$152,100
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	30,103	29,445	—	—
States and political subdivisions	2	102,224	101,740	35,139	35,484
Residential mortgage-backed securities	2	24,067	24,743	25,890	26,742
Commercial mortgage-backed securities	2	23,830	23,959	5,429	5,856
Total held-to-maturity securities		180,224	179,887	66,458	68,082
Other investment securities:
Federal Home Loan Bank ("FHLB") stock	2	16,523	16,523	21,718	21,718
Federal Reserve Bank ("FRB") stock	2	13,311	13,311	13,311	13,311
Nonqualified deferred compensation (a)	2	2,013	2,013	1,867	1,867
Other investment securities	2	365	365	365	365
Other investment securities (b)		32,212	32,212	37,261	37,261
Loans and leases, net of deferred fees and costs	3	3,372,199	3,487,505	3,402,940	3,458,732
Loans held for sale	2	2,751	2,919	4,659	4,733
Bank owned life insurance	3	72,482	72,482	71,591	71,591
Liabilities:
Deposits	2	$4,232,623	$3,963,511	$3,910,459	$3,773,602
Short-term borrowings	2	66,496	67,000	73,261	74,170
Long-term borrowings	2	95,081	99,328	110,568	117,364
(a) Nonqualified deferred compensation includes mutual funds as part of the investment.
(b)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2021 and at December 31, 2020, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.

 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instruments.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Loans and Leases, Net of Deferred Fees and Costs: The fair value of portfolio loans assumes sale of the underlying notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loans and other market factors, including liquidity.
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally 1-4 family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. Peoples uses a valuation model using quoted market prices of similar instruments in arriving at the fair value (Level 2).
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
Certain assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  These assets and liabilities include the following: customer relationships, the deposit base, and other information required to compute Peoples’ aggregate fair value that are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of:
U.S. government sponsored agencies	$14,345	$85	$(195)	$14,235
States and political subdivisions	221,354	4,212	(1,713)	223,853
Residential mortgage-backed securities	571,447	11,712	(4,007)	579,152
Commercial mortgage-backed securities	27,840	112	(321)	27,631
Bank-issued trust preferred securities	4,696	242	(172)	4,766
Total available-for-sale securities	$839,682	$16,363	$(6,408)	$849,637
December 31, 2020
Obligations of:
U.S. government sponsored agencies	$4,960	$403	$—	$5,363
States and political subdivisions	110,401	4,642	(124)	114,919
Residential mortgage-backed securities	609,865	15,377	(2,024)	623,218
Commercial mortgage-backed securities	4,622	161	—	4,783
Bank-issued trust preferred securities	4,696	192	(158)	4,730
Total available-for-sale securities	$734,544	$20,775	$(2,306)	$753,013

The gross unrealized losses related to residential mortgage-backed securities and obligations of states and political subdivisions at June 30, 2021 and at December 31, 2020, were attributed to changes in market interest rates and spreads since the securities were purchased.

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross gains realized	$297	$65	$636	$384
Gross losses realized	(499)	(3)	(1,174)	(3)
Net (loss) gain realized	$(202)	$62	$(538)	$381
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2021
Obligations of:
U.S. government sponsored agencies	$10,655	$195	$2	$—	$—	$—	$10,655	$195
States and political subdivisions	73,895	1,713	28	—	—	—	73,895	1,713
Residential mortgage-backed securities	228,726	3,744	45	12,636	263	12	241,362	4,007
Commercial mortgage-backed securities	20,302	321	6	—	—	—	20,302	321
Bank-issued trust preferred securities	—	—	—	1,828	172	2	1,828	172
Total	$333,578	$5,973	81	$14,464	$435	14	$348,042	$6,408
December 31, 2020
Obligations of:
States and political subdivisions	$17,651	$124	5	$—	$—	—	$17,651	$124
Residential mortgage-backed securities	156,659	1,795	45	9,892	229	13	166,551	2,024
Bank-issued trust preferred securities	494	6	1	1,848	152	2	2,342	158
Total	$174,804	$1,925	51	$11,740	$381	15	$186,544	$2,306

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At June 30, 2021, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2021, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2021 and December 31, 2020 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $4.3 million at June 30, 2021 and $2.7 million at December 31, 2020.
At June 30, 2021, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2021 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2021.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$1,995	$2,500	$9,850	$14,345
States and political subdivisions	7,714	26,841	53,403	133,396	221,354
Residential mortgage-backed securities	1	3,652	42,869	524,925	571,447
Commercial mortgage-backed securities	1,319	798	9,912	15,811	27,840
Bank-issued trust preferred securities	—	—	4,696	—	4,696
Total available-for-sale securities	$9,034	$33,286	$113,380	$683,982	$839,682
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$2,080	$2,489	$9,666	$14,235
States and political subdivisions	7,774	27,879	54,874	133,326	223,853
Residential mortgage-backed securities	1	3,688	43,101	532,362	579,152
Commercial mortgage-backed securities	1,337	814	9,860	15,620	27,631
Bank-issued trust preferred securities	—	—	4,766	—	4,766
Total available-for-sale securities	$9,112	$34,461	$115,090	$690,974	$849,637
Total weighted-average yield	2.20%	2.42%	1.91%	1.81%	1.85%

Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of:
U.S. government sponsored agencies	$30,103	$—	$99	$(757)	$29,445
States and political subdivisions	102,425	(201)	1,079	(1,563)	101,740
Residential mortgage-backed securities	24,067	—	676	—	24,743
Commercial mortgage-backed securities	23,830	—	324	(195)	23,959
Total held-to-maturity securities	$180,425	$(201)	$2,178	$(2,515)	$179,887
December 31, 2020
Obligations of:
States and political subdivisions	$35,199	$(60)	$510	$(165)	$35,484
Residential mortgage-backed securities	25,890	—	852	—	26,742
Commercial mortgage-backed securities	5,429	—	427	—	5,856
Total held-to-maturity securities	$66,518	$(60)	$1,789	$(165)	$68,082

There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three and six months ended June 30, 2021 and 2020.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of states and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. Since December 31, 2020, Peoples purchased securities and designated them as held-to maturity and, as a result, at June 30, 2021, Peoples recorded $201,000 of allowance for credit losses for held-to-maturity securities, compared to $60,000 at December 31, 2020.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2021
Obligations of:
U.S. government sponsored agencies	$25,860	$757	5	—	—	—	$25,860	$757
States and political subdivisions	47,469	1,563	14	—	—	—	47,469	1,563
Commercial mortgage-backed securities	11,534	195	2	—	—	—	11,534	195
Total	$84,863	$2,515	21	$—	$—	—	$84,863	$2,515
December 31, 2020
Obligations of:
States and political subdivisions	$18,662	$165	5	$—	$—	—	$18,662	$165
Total	$18,662	$165	5	$—	$—	—	$18,662	$165
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2021.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$30,103	$30,103
States and political subdivisions	—	989	2,511	98,925	102,425
Residential mortgage-backed securities	—	2,211	—	21,856	24,067
Commercial mortgage-backed securities	—	362	3,683	19,785	23,830
Total held-to-maturity securities	$—	$3,562	$6,194	$170,669	$180,425
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$29,445	$29,445
States and political subdivisions	—	1,141	2,812	97,787	101,740
Residential mortgage-backed securities	—	2,302	—	22,441	24,743
Commercial mortgage-backed securities	—	366	3,951	19,642	23,959
Total held-to-maturity securities	$—	$3,809	$6,763	$169,315	$179,887
Total weighted-average yield	—%	0.23%	3.08%	2.13%	2.12%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB of Cincinnati and FRB of Cleveland stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB stock	$16,523	$21,718
FRB stock	13,311	13,311
Nonqualified deferred compensation	2,013	1,867
Equity investment securities	372	299
Other investment securities	365	365
Total other investment securities	$32,584	$37,560
During the six months ended June 30, 2021, Peoples redeemed $5.2 million of FHLB stock.
During the three and six months ended June 30, 2021, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in unrealized gain of $42,000 and $73,000, respectively.

During the three and six months ended June 30, 2020, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in unrealized gain $16,000 and unrealized loss of $15,000, respectively.
At June 30, 2021, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB as well as to derivative counterparties as collateral on unrealized interest rate and cash flow hedge swaps.
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2021	December 31, 2020

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$559,889	$547,244
Held-to-maturity	118,803	28,287
Securing collateral for cash flow hedge swaps:
Available-for-sale	39,640	—
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	2,300	2,175

Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' primary market areas of northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky and west central West Virginia. Peoples also originates insurance premium finance loans and leases nationwide through its Peoples Premium Finance and North Star Leasing divisions. Loans and leases throughout this document are referred to as "total loans" and "loans held for investment".
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Construction	$100,599	$106,792
Commercial real estate, other	948,260	929,853
Commercial and industrial	805,751	973,645
Premium finance	117,088	114,758
Leases	95,643	—
Residential real estate	566,597	574,007
Home equity lines of credit	118,401	120,913
Consumer, indirect	537,926	503,527
Consumer, direct	81,436	79,094
Deposit account overdrafts	498	351
Total loans, at amortized cost	$3,372,199	$3,402,940

Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 (the “Asset Purchase Agreement”), with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as North Star Leasing (“NSL”). Effective after the close of business on March 31, 2021, Peoples acquired $83.3 million in leases from NSL, of which $5.2 million were acquired as purchased credit deteriorated assets. Refer to Note 12, Acquisitions for more detail on the acquisition of leases from NSL.

Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020. Peoples originated PPP loans of $159.2 million during the first six months of 2021 and $488.9 million of PPP loans during the full year of 2020. At June 30, 2021, the PPP loans had an amortized cost of $187.6 million, and were included in commercial and industrial loan balances. As of June 30, 2021, deferred loan origination fees, net of deferred origination costs, totaled $7.1 million. During the second quarter of 2021, Peoples recorded amortization of net deferred loan origination fees of $3.4 million on PPP loans compared to $1.9 million for the second quarter of 2020. Peoples recorded accretion of net deferred loan origination fees of $8.1 million and $1.9 million, for the six months ended June 30, 2021 and 2020, respectively. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in "Net interest income".
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $8.6 million at June 30, 2021 and $10.9 million at December 31, 2020.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing were as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$4	$—	$4	$—
Commercial real estate, other	8,064	1,361	9,111	—
Commercial and industrial	5,712	161	6,192	50
Premium finance	—	216	—	204
Leases	—	1,522	—	—
Residential real estate	7,595	342	8,375	1,975
Home equity lines of credit	701	60	867	82
Consumer, indirect	897	39	1,073	39
Consumer, direct	106	40	171	17
Total loans, at amortized cost	$23,079	$3,741	$25,793	$2,367
(a) There were $1.0 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2021 and $1.3 million at December 31, 2020.

During the first six months of 2021, nonaccrual loans decreased compared to December 31, 2020, mostly due to three commercial loans and two consumer loans being charged-off coupled with three commercial and one consumer loan payoffs. As of June 30, 2021, the short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, Peoples had made were insignificant. Under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made under the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due at June 30, 2021. During the second quarter of 2021, accruing loans, 90+ days past due increased primarily due to the leases acquired from NSL.
The amount of interest income recognized on loans past due 90 days or more during the three and six months ended June 30, 2021 was $324,000 and $676,000, respectively.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2021
Construction	$—	$—	$4	$4	$100,595	$100,599
Commercial real estate, other	1,134	739	8,834	10,707	937,553	948,260
Commercial and industrial	50	264	5,873	6,187	799,564	805,751
Premium finance	397	122	216	735	116,353	117,088
Leases	344	527	1,522	2,393	93,250	95,643
Residential real estate	969	1,573	3,656	6,198	560,399	566,597
Home equity lines of credit	397	276	620	1,293	117,108	118,401
Consumer, indirect	2,660	531	214	3,405	534,521	537,926
Consumer, direct	145	35	88	268	81,168	81,436
Deposit account overdrafts	—	—	—	—	498	498
Total loans, at amortized cost	$6,096	$4,067	$21,027	$31,190	$3,341,009	$3,372,199
December 31, 2020
Construction	$—	$344	$4	$348	$106,444	$106,792
Commercial real estate, other	1,943	283	8,643	10,869	918,984	929,853
Commercial and industrial	567	552	4,535	5,654	967,991	973,645
Premium finance	928	1,073	204	2,205	112,553	114,758
Residential real estate	6,739	2,688	5,512	14,939	559,068	574,007
Home equity lines of credit	309	58	780	1,147	119,766	120,913
Consumer, indirect	4,362	733	348	5,443	498,084	503,527
Consumer, direct	424	43	123	590	78,504	79,094
Deposit account overdrafts	—	—	—	—	351	351
Total loans, at amortized cost	$15,272	$5,774	$20,149	$41,195	$3,361,745	$3,402,940
Delinquency trends remained stable, as 99.1% of Peoples' portfolio was considered “current” at June 30, 2021, compared to 98.8% at December 31, 2020.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Loans pledged to FHLB	$736,321	$740,584
Loans pledged to FRB	120,531	107,340
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
“Doubtful” (grade 7): Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of each of these loans as an estimated loss is deferred until its more exact status may be determined.
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements when they meet those criteria. Leases are categorized as special mention, substandard, or loss based upon delinquency status and the prospect of collecting the remaining net investment balance owed under the lease. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being “pass" for disclosure purposes.

The following table summarizes the risk category of loans within Peoples' loan portfolio based upon the most recent analysis performed at June 30, 2021:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans		Total Loans
Construction
Pass	$23,080	$38,402	$34,630	$174	$659	$1,308	$158	$2,673	$98,411
Special mention	—	—	—	733	—	140	—	—	873
Substandard	—	—	—	81	169	1,065	—	—	1,315
Total	23,080	38,402	34,630	988	828	2,513	158	2,673	100,599
Commercial real estate, other
Pass	65,033	142,574	155,870	96,168	120,622	293,473	14,188	1,179	887,928
Special mention	—	238	2,760	326	4,631	18,339	—	52	26,294
Substandard	—	—	3,876	332	2,371	26,987	401	45	33,967
Doubtful	—	—	—	—	—	71	—	—	71
Total	65,033	142,812	162,506	96,826	127,624	338,870	14,589	1,276	948,260
Commercial and industrial
Pass	221,601	144,522	87,868	68,320	32,283	100,174	115,827	15,989	770,595
Special mention	66	1,289	1,891	3,289	165	992	9,250	11	16,942
Substandard	96	1,974	2,021	871	2,060	4,073	5,445	1,114	16,540
Doubtful	—	—	—	—	—	1,650	—	187	1,650
Loss	24	—	—	—	—	—	—	—	24
Total	221,787	147,785	91,780	72,480	34,508	106,889	130,522	17,301	805,751
Premium finance
Pass	95,511	21,574	3	—	—	—	—	—	117,088
Total	95,511	21,574	3	—	—	—	—	—	117,088
Leases
Pass	31,474	35,759	20,089	5,462	710	100	—	—	93,594
Special mention	118	161	232	16	1	—	—	—	528
Substandard	—	158	725	619	19	—	—	—	1,521
Total	31,592	36,078	21,046	6,097	730	100	—	—	95,643
Residential real estate
Pass	74,948	49,625	40,159	21,960	28,634	337,193	—	—	552,519
Substandard	—	—	—	—	—	13,959	—	—	13,959
Loss	—	—	—	—	—	119	—	—	119
Total	74,948	49,625	40,159	21,960	28,634	351,271	—	—	566,597
Home equity lines of credit
Pass	12,264	19,065	13,607	12,138	12,329	48,958	40	3,176	118,401
Total	12,264	19,065	13,607	12,138	12,329	48,958	40	3,176	118,401
Consumer, indirect
Pass	139,845	205,542	83,362	61,699	32,046	15,432	—	—	537,926
Total	139,845	205,542	83,362	61,699	32,046	15,432	—	—	537,926
Consumer, direct
Pass	22,265	28,186	13,957	9,057	3,505	4,466	—	—	81,436
Total	22,265	28,186	13,957	9,057	3,505	4,466	—	—	81,436
Deposit account overdrafts	498	—	—	—	—	—	—	—	498
Total loans, at amortized cost	$686,823	$689,069	$461,050	$281,245	$240,204	$868,499	$145,309	$24,426	$3,372,199

At June 30, 2021, Peoples had a total of $1.3 million of loans secured by residential real estate mortgages that were in the process of foreclosure.
Collateral Dependent Loans
Peoples has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
• Construction loans are typically secured by owner occupied commercial real estate or non-owner occupied investment real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
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
•Commercial and industrial loans are general secured by equipment, inventory, accounts receivable, and other commercial property.
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium Finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Construction	$344	$—
Commercial real estate, other	8,000	8,467
Commercial and industrial	5,047	6,333
Residential real estate	1,322	1,670
Home equity lines of credit	395	403
Total collateral dependent loans	$15,108	$16,873
The decrease in collateral dependent loans at June 30, 2021, compared to December 31, 2020, was due to one commercial and industrial relationship that was no longer collateral dependent at June 30, 2021.

The following tables summarize the loans that were modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2021
Commercial real estate, other	1	$23	$23	$23
Leases	4	225	233	233
Residential real estate	5	245	245	245
Home equity lines of credit	4	260	260	258
Consumer, indirect	6	62	62	62
Consumer, direct	5	38	38	38
Consumer	11	100	100	100
Total	25	$853	$861	$859

June 30, 2020
Residential real estate	5	$303	$303	$303
Home equity lines of credit	2	14	14	14
Consumer, indirect	8	62	62	62
Total	15	$379	$379	$379
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2021
Construction	1	$344	$344	$344
Commercial real estate, other	1	23	23	23
Leases	4	225	233	233
Residential real estate	8	415	419	416
Home equity lines of credit	4	260	260	258
Consumer, indirect	10	140	140	135
Consumer, direct	7	50	50	50
Consumer	17	190	190	185
Total	35	$1,457	$1,469	$1,459

June 30, 2020
Commercial real estate, other	1	$265	$265	$265
Commercial and industrial	1	145	145	145
Residential real estate	8	756	786	783
Home equity lines of credit	4	55	55	53
Consumer, indirect	13	128	128	122
Consumer, direct	3	51	51	49
Consumer	16	179	179	171
Total	30	$1,400	$1,430	$1,417
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for TDRs, as defined in ASC 310-40.
Peoples did not have any loans that were modified as a TDR during the last twelve months that subsequently defaulted. Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended June 30, 2021 and June 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2021
Construction	$829	$—	$—	$85	$—	$—	$914
Commercial real estate, other	17,834	—	—	(601)	(4)	4	17,233
Commercial and industrial	10,108	—	—	(1,435)	(5)	18	8,686
Premium finance	1,160	—	—	(155)	(7)	—	998
Leases	—	493	3,288	349	(525)	110	3,715
Residential real estate	4,935	—	—	(2)	(136)	40	4,837
Home equity lines of credit	1,494	—	—	14	(4)	—	1,504
Consumer, indirect	7,522	—	—	1,525	(269)	63	8,841
Consumer, direct	970	—	—	211	(31)	11	1,161
Deposit account overdrafts	45	—	—	53	(89)	44	53
Total	$44,897	$493	$3,288	$44	$(1,070)	$290	$47,942
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, March 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2020
Construction	$1,742	$—	$—	$920	$—	$—	$2,662
Commercial real estate, other	12,142	—	—	7,135	(135)	6	19,148
Commercial and industrial	8,743	—	—	573	(15)	805	10,106
Residential real estate	5,744	—	—	552	(16)	100	6,380
Home equity lines of credit	1,695	—	—	61	(9)	8	1,755
Consumer, indirect	10,878	—	—	1,679	(336)	72	12,293
Consumer, direct	1,803	—	—	179	(51)	10	1,941
Deposit account overdrafts	86	—	—	61	(119)	49	77
Total	$42,833	$—	$—	$11,160	$(681)	$1,050	$54,362
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

Changes in the allowance for credit losses for the six months ended June 30, 2021 and June 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2021
Construction	$1,887	$—	$—	$(973)	$—	$—	$914
Commercial real estate, other	17,536	—	—	(146)	(161)	4	17,233
Commercial and industrial	12,763	—	—	(3,797)	(298)	18	8,686
Premium finance	1,095	—	—	(74)	(23)	—	998
Leases	—	493	3,288	349	(525)	110	3,715
Residential real estate	6,044	—	—	(993)	(269)	55	4,837
Home equity lines of credit	1,860	—	—	(344)	(16)	4	1,504
Consumer, indirect	8,030	—	—	1,417	(774)	168	8,841
Consumer, direct	1,081	—	—	110	(67)	37	1,161
Deposit account overdrafts	63	—	—	84	(192)	98	53
Total	$50,359	$493	$3,288	$(4,367)	$(2,325)	$494	$47,942
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, January 1, 2020 (b)	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2020
Construction	$600	$51	$—	$2,011	$—	$—	$2,662
Commercial real estate, other	7,193	1,356	—	10,622	(145)	122	19,148
Commercial and industrial	4,960	860	—	3,229	(952)	2,009	10,106
Residential real estate	3,977	383	—	1,997	(134)	157	6,380
Home equity lines of credit	1,570	2	—	197	(23)	9	1,755
Consumer, indirect	5,389	—	—	7,764	(1,057)	197	12,293
Consumer, direct	856	34	—	1,140	(113)	24	1,941
Deposit account overdrafts	94	—	—	206	(332)	109	77
Total	$24,639	$2,686	$—	$27,166	$(2,756)	$2,627	$54,362
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
(b)Peoples adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.

During the second quarter of 2021, Peoples recorded provision for credit losses to establish the allowance for credit losses of $3.3 million on the leases acquired from NSL. Additionally, the decrease in specific reserves on individually evaluated loans resulted in a reduction of provision for credit losses of $916,000 during the second quarter of 2021. Lastly, economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19 continued to improve. The PPP loans originated during 2021 and 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at June 30, 2021 and at December 31, 2020.
At June 30, 2021, Peoples had recorded an allowance for unfunded commitments of $2.2 million, a decrease compared to $2.4 million at March 31, 2021, and $2.9 million at December 31, 2020. The total amount of unfunded commitments had increased compared to March 31, 2021 and December 31, 2020, but the improved economic forecast resulted in a lower allowance for unfunded commitments at June 30, 2021. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.

Note 5 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Retail CDs:
$100,000 or more	$199,597	$220,532
Less than $100,000	217,869	225,398
Retail CDs	417,466	445,930
Interest-bearing deposit accounts	732,478	692,113
Savings accounts	689,086	628,190
Money market deposit accounts	547,412	591,373
Governmental deposit accounts	498,390	385,384
Brokered deposit accounts (a)	166,746	170,146
Total interest-bearing deposits	3,051,578	2,913,136
Non-interest-bearing deposits	1,181,045	997,323
Total deposits	$4,232,623	$3,910,459
(a) Brokered deposit accounts include $50.0 million of 90-day brokered CDs and $110.0 million of brokered demand deposits.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $70.5 million and $89.0 million at June 30, 2021 and December 31, 2020, respectively.

The contractual maturities of retail CDs and brokered CDs and demand deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2021 (a)	$194,268	$162,051	$356,319
Year ending December 31, 2022	129,533	4,205	133,738
Year ending December 31, 2023	33,191	490	33,681
Year ending December 31, 2024	39,483	—	39,483
Year ending December 31, 2025	11,855	—	11,855
Thereafter	9,136	—	9,136
Total CDs	$417,466	$166,746	$584,212
(a) Brokered deposit accounts include $50.0 million of 90-day brokered CDs and $110.0 million of brokered demand deposits.

At June 30, 2021, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, of which $50.0 million were funded by 90-day brokered CDs and $110.0 million were funded by brokered demand and savings deposits. Brokered CDs and deposits used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 9 Derivative Financial Instruments."

Note 6 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2021:

	Common Shares	Treasury Stock
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Release of restricted common shares	—	27,772
Cancellation of restricted common shares	—	4,607
Grant of restricted common shares	—	(97,941)
Grant of unrestricted common shares	—	(4,897)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,040
Disbursed out of treasury stock	—	(2,983)
Common shares issued under dividend reinvestment plan	15,287	—
Common shares issued under compensation plan for Boards of Directors	—	(3,643)
Common shares issued under employee stock purchase plan	—	(7,509)
Shares at June 30, 2021	21,208,689	1,605,492
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares. At June 30, 2021, Peoples had not repurchased any common shares under the share repurchase program authorized on January 28, 2021.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2021, Peoples had no preferred shares issued or outstanding.
On July 19, 2021, Peoples' Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on August 16, 2021, to shareholders of record on August 2, 2021. The following table details the cash dividends declared per common share during the first three quarters of 2021 and the comparable periods of 2020:

	2021	2020
First quarter	$0.35	0.34
Second quarter	0.36	0.34
Third quarter	0.36	0.34
Total dividends declared	$1.07	$1.02
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the six months ended June 30, 2021:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	425	—	—	425
Other comprehensive (loss) income, net of reclassifications and tax	(7,152)	55	3,114	(3,983)
Balance, June 30, 2021	$7,865	$(3,817)	$(6,270)	$(2,222)

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
The expected long-term rate of return on plan assets, which was determined as of January 1, 2021, is 7.0%. The following tables detail the components of the net periodic cost for the plans described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest cost	$67	$82	$134	$176
Expected return on plan assets	(175)	(190)	(349)	(390)
Amortization of net loss	32	36	63	66
Settlement of benefit obligation	—	151	—	519
Net periodic (income) loss	$(76)	$79	$(152)	$371

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
Peoples did not record a settlement charge during the three and six months ended June 30, 2021. Peoples recorded settlement charges of $151,000 and $519,000, respectively, during the three and six months ended June 30, 2020 under the noncontributory defined benefit pension plan.

Note 8 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2021	2020	2021	2020
Distributed earnings allocated to common shareholders	$6,983	$6,709	$13,760	$13,652
Undistributed earnings (loss) allocated to common shareholders	3,034	(2,051)	11,656	(9,842)
Net earnings allocated to common shareholders	$10,017	$4,658	$25,416	$3,810

Weighted-average common shares outstanding	19,317,454	19,720,315	19,300,156	20,043,329
Effect of potentially dilutive common shares	144,480	138,565	148,388	139,893
Total weighted-average diluted common shares outstanding	19,461,934	19,858,880	19,448,544	20,183,222

Earnings per common share:
Basic	$0.52	$0.24	$1.32	$0.19
Diluted	$0.51	$0.23	$1.31	$0.19
Anti-dilutive common shares excluded from calculation:
Restricted shares	—	77,371	—	57,170

Note 9 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in the "Other assets" and the "Accrued expenses and other liabilities" lines in the accompanying Unaudited Consolidated Balance Sheets and cash activity related to these derivatives is included in the activity in the net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2021, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and brokered demand deposits, which will continue to be rolled through the life of the swaps. At June 30, 2021, the interest rate swaps were designated as cash flow hedges of $110.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were designated as cash flow hedges of 90-day brokered CDs, which are also expected to be extended every 90 days through the maturity dates of the swaps.
Amounts reported in accumulated other comprehensive (loss) income ("AOCI") related to derivative financial instruments will be reclassified to interest income or interest expense as interest payments are made or received on Peoples' variable-rate liabilities. During the three and six months ended June 30, 2021, Peoples had reclassifications of losses to earnings of $796,000 and $1.6 million, respectively. During the three and six months ended June 30, 2020, Peoples had reclassifications of losses to earnings of $365,000 and $483,000, respectively. During the next twelve months, Peoples estimates that minimal interest expense will be reclassified.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portion of changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the funding associated with 90-day brokered CDs used to fund the swaps are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Notional amount	$160,000	$160,000
Weighted average pay rates	2.18%	2.18%
Weighted average receive rates	0.69%	0.38%
Weighted average maturity	3.9 years	4.4 years
Pre-tax unrealized losses included in AOCI	$(7,937)	$(11,879)
The following table presents net gains or losses recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount of (gain) loss recognized in AOCI, pre-tax	$294	$734	$(3,942)	$10,464
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$160,000	$8,116	$160,000	$12,063
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the six months ended June 30, 2021 and at or for the year ended December 31, 2020.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$410,062	$17,957	$415,044	$27,332
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$410,062	$17,957	$415,044	$27,332

Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the counterparties must pledge collateral. At June 30, 2021 and December 31, 2020, Peoples had zero and $41.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged was included in "Interest-bearing deposits in other banks" on the Audited Consolidated Balance Sheet as of December 31, 2020. Peoples had pledged $39.6 million and zero in investment securities at June 30, 2021 and December 31, 2020, respectively.

Note 10 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2020 and 2021, Peoples granted unrestricted common shares to non-employee directors (in addition to their directors' fees paid in common shares). In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2021, Peoples granted an aggregate of 76,819 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2021:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	67,758	$23.71	250,992	$33.36
Awarded	21,122	33.14	76,819	31.48
Released	4,877	34.98	73,611	35.43
Forfeited	500	34.75	4,107	32.57
Outstanding at June 30	83,503	$25.37	250,093	$32.19
For the six months ended June 30, 2021, the total intrinsic value for restricted common shares released was $2.5 million compared to $2.0 million for the six months ended June 30, 2020.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Employee stock-based compensation expense:
Stock grant expense	$585	$955	$1,784	$2,335
Employee stock purchase plan expense	18	15	$34	$30
Performance unit benefit	—	—	$—	$(12)
Total employee stock-based compensation expense	603	970	$1,818	$2,353
Non-employee director stock-based compensation expense	55	53	$250	$235
Total stock-based compensation expense	658	1,023	$2,068	$2,588
Recognized tax benefit	(138)	(214)	(434)	(543)
Net stock-based compensation expense	$520	$809	$1,634	$2,045
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the six months ended June 30, 2021 and 2020. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.7 million at June 30, 2021, which will be recognized over a weighted-average period of 2.1 years. On April 1, 2020, an aggregate of 18,952 unrestricted common shares were granted as a one-time special award to employees under the level of Vice
President, with a related stock-based compensation expense of $396,000 being recognized.

In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $135,000 during the first six months of 2021, and $120,000 during the first six months of 2020, reflecting separate grants of unrestricted common shares aggregating 4,347 and 3,680 common shares, respectively.

Note 11 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,195	$2,933	$6,371	$5,625
Fees related to third-party administration services (a)	106	120	200	267
Performance-based commissions (b)	34	138	1,985	1,429
Trust and investment income (a)	4,220	3,316	8,065	6,578
Electronic banking income:
Interchange income (a)	3,603	2,844	6,650	5,244
Promotional and usage income (a)	815	679	1,679	1,559
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	853	849	1,664	1,829
Transactional-based fees (b)	1,191	1,060	2,366	2,900
Commercial loan swap fees (b)	61	955	121	1,199
Other non-interest income transactional-based fees (b)	249	220	393	428
Total revenue from contracts with customers	$14,327	$13,114	$29,494	$27,058
Timing of revenue recognition:
Services transferred over time	$12,792	$10,741	$24,629	$21,102
Services transferred at a point in time	1,535	2,373	4,865	5,956
Total revenue from contracts with customers	$14,327	$13,114	$29,494	$27,058
(a) Services transferred over time.
(b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but has not yet been received related to electronic banking income and certain insurance income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled related to electronic banking income. As of June 30, 2021, there were no material changes to Peoples' revenue contracts related to the COVID-19 pandemic, and there were no changes to the likelihood of collectability under the contracts.
The following table details the change in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2021:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2021	$1,247	$5,224
Additional income receivable	142	—
Recognition of income previously deferred	—	(222)
Balance, June 30, 2021	$1,389	$5,002

Note 12 Acquisitions

On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000. Peoples accounted for this transaction as a business combination under the acquisition method.
On March 29, 2021, Peoples announced that it had entered into an Agreement and Plan of Merger dated March 26, 2021 (“Merger Agreement”) with Premier Financial Bancorp, Inc. (“Premier”). The Merger Agreement calls for Premier to merge into Peoples and for Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operate 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and the District of Columbia, to merge into Peoples’ wholly-owned subsidiary, Peoples Bank. The transaction is subject to certain closing conditions and is anticipated to close during the third quarter of 2021.
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 (the “Asset Purchase Agreement”), with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total cash consideration of $116.5 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL originates, underwrites and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $25.2 million and preliminary other intangibles of $13.5 million, which included customer relationship intangible and non-compete agreements related to this transaction. Peoples also recorded preliminary contingent consideration related to the bonus earn-out provision of $2.3 million. As of June 30, 2021, leases had grown to $95.6 million. Peoples accounted for this transaction as a business combination under the acquisition method.
The goodwill recorded associated with the NSL acquisition is related to expected synergies to be gained from the combination of NSL with Peoples' operations. The employees retained from the NSL acquisition should allow Peoples to continue to grow the lease portfolio, along with Peoples' resources, and should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill.
The bonus earn-out provision recorded by Peoples related to the NSL acquisition was determined based on a weighting of probability of outcomes, at present value. Peoples predominately weighted the outcomes of the factors at around a 100% payout expectation of the base earn-out, which is approximately $2.5 million in total, with some weighting into the bonus expectation, which is an additional $625,000 of potential payout. Peoples anticipates that NSL will meet the minimums for the base earn-out payment, and will likely meet the targets set at acquisition for a 100% payout of the base earn-out.
The following table provides the preliminary purchase price calculation as of the date of acquisition for NSL, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)
Total purchase price (a)	$118,846

Net assets at fair value
Assets
Cash and due from banks	$216
Leases	83,326
Allowance for credit losses	(493)
Net leases	82,833
Bank premises and equipment, net of accumulated depreciation	470
Other intangible assets	13,535
Other assets	845
Total assets	$97,899
Liabilities
Accrued expenses and other liabilities	$4,247
Total liabilities	$4,247
Net assets	$93,652
Goodwill	$25,194
(a) Includes preliminary contingent consideration related to the bonus earn-out provision of $2.3 million.

Acquired leases are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired leases as of the acquisition date:

(Dollars in thousands)
Non-purchased credit deteriorated leases
Contractual cash flows	$85,762
Nonaccretable difference	3,456
Expected cash flows	82,306
Accretable yield	1,020
Fair value	$83,326
Acquired purchased credit deteriorated leases are reported net of the unamortized fair value adjustment. The following table details the fair value adjustment for acquired purchased credit deteriorated leases as of the acquisition date:

(Dollars in thousands)
Purchased credit deteriorated leases
Par value	$5,248
Allowance for credit losses	(493)
Premium	85
Fair value	$4,840
Peoples recorded acquisition-related expenses during the second quarter of 2021, which included $7,000 in salaries and employee benefit costs; $2.0 million in professional fees; $6,000 in net occupancy and equipment expense; $43,000 in data processing and software expense; $15,000 in marketing expense; and $334,000 in other non-interest expense. For the first six months of 2021, Peoples recognized acquisition-related expenses of $7,000 in salaries and employee benefit costs; $3.8 million in professional fees; $6,000 in net occupancy and equipment expense; $43,000 in data processing and software expense; $17,000 in marketing expense; and $445,000 in other non-interest expense.

Note 13 Leases

Peoples has elected certain practical expedients, in accordance with Accounting Standards Codification 842 - Leases ("ASC 842"). Peoples has also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
Lessor Arrangements
Peoples began investing in leases with the acquisition of leases from NSL. The leases acquired were determined to be sales-type leases, as the premise for the leases are dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. As a lessor, Peoples' originates commercial leases either directly to the customer or indirectly through vendor programs. Leases consist of automotive, construction, healthcare, manufacturing, office, restaurant, and other equipment. These sales-type leases do not typically contain residual value guarantees, however, Peoples reduces its residual asset risk by obtaining security deposits from the lessee. Additional information regarding Peoples' sales-type leases can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2021
Interest and fees on leases (a)	$4,215	4,215
Other non-interest income	245	245
Total lease income	$4,460	$4,460
(a)Included in "Interest and fees on loans" on the Unaudited Consolidated Statements of Operations.
For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed
Consolidated Financial Statements.

The following table summarizes the net investments in sales-type leases, which are included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2021
Lease payments receivable, at amortized cost	$120,404
Estimated residual values	155
Initial direct costs	453
Deferred revenue	(25,369)
Total leases, at amortized cost	95,643
Allowance for credit losses - leases	(3,715)
Net investment in sales-type leases	$91,928

The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2021	$23,671
Year ending December 31, 2022	40,037
Year ending December 31, 2023	29,146
Year ending December 31, 2024	17,567
Year ending December 31, 2025	8,564
Thereafter	1,419
Lease payment receivables, at amortized cost	$120,404

Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At June 30, 2021, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$350	$327	680	661
Short-term lease expense	100	84	172	160
Total lease expense	$450	$411	$852	$821

Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases:

(Dollars in thousands)	June 30, 2021	December 31, 2020
ROU asset:
Other assets	$6,577	$6,522
Lease liability:
Accrued expenses and other liabilities	$6,863	$6,776
Other information:
Weighted-average remaining lease term	11.8 years	12.4 years
Weighted-average discount rate	2.94%	3.14%

During the three and six months ended June 30, 2021, Peoples paid cash of $340,000 and $660,000, respectively, for operating leases. During the three and six months ended June 30, 2020, Peoples paid cash of $319,000 and $640,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2021	$789
Year ending December 31, 2022	1,194
Year ending December 31, 2023	996
Year ending December 31, 2024	724
Year ending December 31, 2025	586
Thereafter	4,240
Total undiscounted lease payments	$8,529
Imputed interest	$(1,666)
Total lease liability	$6,863

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three and six months ended June 30, 2021 and June 30, 2020. This discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands, expect per share data)	2021	2020	2021	2020
Operating Data (a)
Total interest income	$42,797	$39,306	$81,759	$80,168
Total interest expense	3,137	4,446	6,521	10,672
Net interest income	39,660	34,860	75,238	69,496
Provision for (recovery of) credit losses	3,088	11,834	(1,661)	28,803
Net (loss) gain on investment securities	(202)	62	(538)	381
Net loss on asset disposals and other transactions	(124)	(122)	(151)	(209)
Total non-interest income excluding net gains and losses (b)	16,147	14,724	33,413	30,229
Total non-interest expense	39,899	31,805	77,886	66,130
Net income (c)	10,103	4,749	25,566	3,984
Balance Sheet Data (a)
Total investment securities	$1,062,445	$957,874	$1,062,445	$957,874
Loans and leases, net of deferred fees and costs ("total loans")	3,372,199	3,361,019	3,372,199	3,361,019
Allowance for credit losses	47,942	54,362	47,942	54,362
Goodwill and other intangible assets	221,576	176,625	221,576	176,625
Total assets	5,067,634	4,985,819	5,067,634	4,985,819
Non-interest-bearing deposits	1,181,045	1,005,732	1,181,045	1,005,732
Brokered deposits	166,746	321,247	166,746	321,247
Other interest-bearing deposits	2,884,832	2,697,905	2,884,832	2,697,905
Short-term borrowings	66,496	177,912	66,496	177,912
Junior subordinated debentures held by subsidiary trust	7,688	7,531	7,688	7,531
Other long-term borrowings	87,393	105,005	87,393	105,005
Total stockholders' equity	585,505	569,177	585,505	569,177
Tangible assets (d)	4,846,058	4,809,194	4,846,058	4,809,194
Tangible equity (d)	363,929	392,552	363,929	392,552
Per Common Share Data (a)
Earnings per common share – basic	$0.52	$0.24	$1.32	$0.19
Earnings per common share – diluted	0.51	0.23	1.31	0.19
Cash dividends declared per common share	0.36	0.34	0.71	0.68
Book value per common share (e)	29.78	28.57	29.78	28.57
Tangible book value per common share (d)(e)	$18.51	$19.70	$18.51	$19.70
Weighted-average number of common shares outstanding – basic	19,317,454	19,720,315	19,300,156	20,043,329
Weighted-average number of common shares outstanding – diluted	19,461,934	19,858,880	19,448,544	20,183,222
Common shares outstanding at end of period (e)	19,660,877	19,925,083	19,660,877	19,925,083
Closing share price at end of period (e)	$29.62	$21.28	$29.62	$21.28

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands, expect per share data)	2021	2020	2021	2020
Significant Ratios (a)
Return on average stockholders' equity (f)	6.96%	3.34%	8.89%	1.37%
Return on average tangible equity (f)(g)	12.49%	5.42%	14.55%	2.54%
Return on average assets (f)	0.78%	0.40%	1.02%	0.17%
Return on average assets adjusted for non-core items (f)(h)	0.96%	0.48%	1.21%	0.23%
Average stockholders' equity to average assets	11.23%	11.85%	11.48%	12.69%
Average total loans to average deposits	78.87%	85.00%	80.76%	85.43%
Net interest margin (f)(i)	3.45%	3.19%	3.36%	3.34%
Efficiency ratio (j)	68.64%	62.34%	69.49%	64.50%
Efficiency ratio adjusted for non-core items (k)	63.97%	59.94%	64.56%	62.76%
Pre-provision net revenue to total average assets (l)	1.23%	1.48%	1.23%	1.47%
Dividend payout ratio (m)(n)	69.93%	NM	54.36%	NM
Total loans to deposits (e)	79.74%	83.93%	79.74%	83.93%
Total investment securities as percentage of total assets (e)	20.97%	19.21%	20.97%	19.21%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (e)(o)	0.79%	0.80%	0.79%	0.80%
Nonperforming assets as a percent of total assets (e)(o)	0.53%	0.54%	0.53%	0.54%
Nonperforming assets as a percent of total loans and OREO (e)(o)	0.80%	0.80%	0.80%	0.80%
Criticized loans as a percent of total loans (e)(p)	3.37%	3.14%	3.37%	3.14%
Classified loans as a percent of total loans (e)(q)	2.05%	1.98%	2.05%	1.98%
Allowance for credit losses as a percent of total loans (e)	1.42%	1.62%	1.42%	1.62%
Allowance for credit losses as a percent of nonperforming loans (e)(o)	178.75%	202.02%	178.75%	202.02%
Provision for (recovery of) credit losses as a percent of average total loans	0.36%	1.46%	(0.10)%	1.89%
Net charge-offs (recoveries) as a percentage of average total loans	0.09%	(0.05)%	0.11%	0.01%
Capital Information (a)(e)
Common equity tier 1 capital ratio (r)	11.34%	13.30%	11.34%	13.30%
Tier 1 risk-based capital ratio	11.56%	13.55%	11.56%	13.55%
Total risk-based capital ratio (tier 1 and tier 2)	12.75%	14.80%	12.75%	14.80%
Tier 1 leverage ratio	7.87%	8.97%	7.87%	8.97%
Common equity tier 1 capital	$383,502	$408,619	$383,502	$408,619
Tier 1 capital	391,190	416,150	391,190	416,150
Total capital (tier 1 and tier 2)	431,424	454,641	431,424	454,641
Total risk-weighted assets	$3,382,736	$3,072,178	$3,382,736	$3,072,178
Total stockholders' equity to total assets	11.55%	11.42%	11.55%	11.42%
Tangible equity to tangible assets (d)	7.51%	8.16%	7.51%	8.16%
(a)Reflects the impact of the acquisition of NSL beginning April 1, 2021.
(b)Total non-interest income excluding net gains and losses, is a Non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found under the caption "Efficiency Ratio (Non-US GAAP)."
(c)Net income included non-core non-interest expense totaling $2.6 million for the second quarter of 2021 and $5.4 million for the first six months of 2021. For the second quarter of 2020, net income included non-interest expenses of $1.2 million and $1.7 million for the first six months of 2020. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (Non-US GAAP)."
(d)These amounts represent Non-US GAAP financial measures since they exclude the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity and total assets.  Additional information regarding the calculation of these Non-US GAAP financial measures can be found under the caption “Capital/Stockholders’ Equity.”
(e)Data presented as of the end of the period indicated.
(f)Ratios are presented on an annualized basis.
(g)Return on average tangible equity ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of amortization of other intangible assets from earnings and it excludes the balance sheet impact of goodwill and other intangible assets acquired through acquisitions on total stockholders’ equity. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption “Return on Average Tangible Equity Ratio (Non-US GAAP).”
(h)Return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution included in earnings. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)."

(i)Information presented on a fully tax-equivalent basis, using a statutory federal corporate income tax rate of 21%.
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
(l)Pre-provision net revenue is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense. This ratio represents a Non-US GAAP financial measure since it excludes the provision for (recovery of) credit losses and all gains and losses included in earnings. This measure is a key metric used by federal bank regulatory agencies in their evaluation of capital adequacy for financial institutions. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption “Pre-Provision Net Revenue (Non-US GAAP).”
(m)The dividend payout ratio is calculated based on dividends declared during the period divided by net income for the period.
(n)NM = not meaningful.
(o)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(p)Includes loans categorized as special mention, substandard and doubtful.
(q)Includes loans categorized as substandard and doubtful.
(r)Peoples' capital conservation buffer was 4.75% at June 30, 2021 and 6.80% at June 30, 2020, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses, including in particular the rules and regulations promulgated and to be promulgated under the CARES Act, and the follow-up legislation enacted as the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Basel III regulatory capital reform;
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
(8)Peoples may issue equity securities in connection with future acquisitions, including the proposed merger of Peoples and Premier, if consummated, which could cause ownership and economic dilution to Peoples' current shareholders;
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
(12)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the Current Expected Credit Loss ("CECL") model;
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
(24)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, misappropriation or violence;

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
(28)Peoples' ability to integrate the NSL acquisition and any future acquisitions, including the pending merger of Premier into Peoples, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(29)the risk that expected revenue synergies and cost savings from the proposed merger of Peoples and Premier may not be fully realized or realized within the expected time frame;
(30)the risk that customer and employee relationships and business operations may be disrupted by the proposed merger of Peoples and Premier;
(31)Peoples' continued ability to grow deposits;
(32)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;
(33)uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic; and,
(34)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the headings "Part I - ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and "Part II - ITEM 1A. RISK FACTORS" of this Form 10-Q.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2020 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples offers diversified financial products and services through 89 locations, including 76 full-service bank branches, and 85 Automated Teller Machines ("ATMs") in northeastern, central, southwestern and southeastern Ohio, central and eastern Kentucky, and west central West Virginia through its financial service units – Peoples Bank and Peoples Insurance, a subsidiary of Peoples Bank.  Peoples Bank also offers insurance premium finance lending nationwide through its Peoples Premium Finance division and, as of April 1, 2021, offers lease financing offered through its North Star Leasing division. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Peoples’ products and services include a complete line of banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples also offers a complete array of insurance products, commercial leasing and premium financing solutions, and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and Management’s Discussion and Analysis at June 30, 2021, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2020 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc. This transaction closed on May 4, 2021 pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 to be paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded preliminary customer relationship intangible assets of $230,000 and preliminary goodwill of $46,000, related to this transaction.

◦On March 26, 2021, Peoples and Premier Financial Bancorp, Inc. (“Premier”) signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Peoples will acquire, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank & Trust, Inc. (“Citizens”). Under the terms of the Merger Agreement, Premier will merge with and into Peoples (the “Merger”), and Premier Bank and Citizens will subsequently merge with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at approximately $292.3 million. The Merger is expected to close during the third quarter of 2021, subject to the satisfaction of customary closing conditions. At that time, the financial services offices of Premier Bank and Citizens will become branches of Peoples Bank. Premier shareholders approved the Merger at a special shareholder meeting held on July 1, 2021. Peoples' shareholders approved the Merger on July 22, 2021. Peoples has received approval of the proposed Merger from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions.

◦Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 (the “Asset Purchase Agreement”), with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total consideration of $118.8 million, including a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL originates, underwrites and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $25.2 million and preliminary other intangibles of $13.5 million, which included customer relationship intangible and non-compete agreements related to this transaction. Peoples also recorded preliminary contingent consideration related to the bonus earn-out provision of $2.3 million. As of June 30, 2021, leases had grown to $95.6 million.

◦Peoples began originating loans during the second quarter of 2020 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with support to cover payroll and certain other specified types of expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." Peoples originated PPP loans of $22.0 million in second quarter of 2021. As of June 30, 2021, Peoples had $187.6 million in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to $366.9 million at December 31, 2020. Peoples recognized interest income of $3.4 million for deferred loan fee/cost accretion and $726,000 of interest income on PPP loans during the second quarter of 2021, compared to $4.7 million and $869,000, respectively, for the first quarter of 2021 and $1.9 million and $918,000, respectively, for the second quarter of 2020. During the first six months of 2021, Peoples recognized interest income of $8.1 million for deferred loan fee/cost accretion and $1.6 million of interest income on PPP loans compared to $1.9 million for deferred loan/ fee costs accretion and $918,000 of interest income during the first six months of 2020.

◦Peoples provided relief solutions to consumer and commercial borrowers, including forbearance and modifications, during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."

◦On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of its outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of its outstanding common shares, which Peoples' Board of Directors had authorized on February 27, 2020 and which was terminated on January 28, 2021. There were no share repurchases during the first six months of 2021, under the existing share repurchase program. On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During the second quarter of 2020, Peoples repurchased 447,931 of its common shares through its then-effective share repurchase program for a total of $9.8 million. For the first six months of 2020, Peoples repurchased 884,068 in common shares for a total of $20.0 million.
◦During the second quarter of 2021, Peoples recorded a provision for credit losses of $3.1 million, compared to a recovery of credit losses of $4.7 million in the linked quarter and a provision for credit losses of $11.8 million in the second quarter of 2020. The change in the amount of the provision for credit losses compared to the linked quarter was attributable to the day-one impact of the $3.3 million allowance for credit losses related to the leases acquired from NSL. The change in the amount of the provision for credit losses compared to the second quarter of 2020 was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, offset by the day-one allowance for credit losses required that resulted from the acquisition of leases from NSL in the second quarter of 2021.

◦For the second quarter of 2021, Peoples recorded $210,000 of expenses related to the COVID-19 pandemic, compared to $292,000 for the first quarter of 2021 and $918,000 for the second quarter of 2020. These expenses were primarily related to providing Peoples' employees meals in support of local businesses, assisting employees with childcare and elder care needs, as well as taking extra precautions in cleaning facilities. Also included in the COVID-19-related expenses was the purchase of a computer software application in the first quarter of 2021 used in assisting clients with the PPP application and forgiveness process.

◦During the second quarter of 2021, Peoples incurred $2.4 million of acquisition-related expenses, compared to $1.9 million in the first quarter of 2021 and $47,000 in the second quarter of 2020. Acquisition-related expenses for the six months ended June 30, 2021 were $4.3 million, compared to $77,000 for the same period last year. The acquisition-related expenses in 2021 were primarily related to the NSL acquisition and the pending merger with Premier. The acquisition-related expenses in 2020 were primarily related to the Triumph Premium Finance acquisition.
◦Peoples incurred no pension settlement charges for the second quarter of 2021. Peoples incurred $151,000 for the second quarter of 2020, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the period. Peoples recorded no pension settlement charges for the six months ended June 30, 2021 and $519,000 for the six months ended June 30, 2020.
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance continues to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill. As of June 30, 2021, Peoples Premium Finance loans had grown to $117.1 million.
◦During the first quarter of 2020, Peoples recognized an additional $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of June 30, 2021. According to the Chair of the Board of Governors of the Federal Reserve, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity. Furthermore, the Federal Reserve has officially indicated it is committed to a target 0% - 0.25% range for Federal Funds through at least 2023 and has not provided updated official guidance.
The impact of these transactions and events, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

EXECUTIVE SUMMARY
Peoples recorded net income of $10.1 million for the second quarter of 2021, or earnings of $0.51 per diluted common share, compared to net income of $15.5 million, or $0.79 per diluted common share, for the first quarter of 2021, and net income of $4.7 million, or $0.23 per diluted share, for the second quarter of 2020. Non-core items, and the related tax effect of each, contained in net income included gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and the contribution to Peoples Bank Foundation, Inc. Non-core items negatively impacted earnings per diluted common share by $0.10 for the second quarter of 2021, by $0.11 for the first quarter of 2021, and by $0.06 for the second quarter of 2020. Net income in the second quarter of 2021, was largely affected by the acquisition of NSL.
For the first six months of 2021, net income was $25.6 million, or earnings of $1.31 per diluted common share, compared to net income of $4.0 million, or earnings of $0.19 per diluted common share for the six months ended June 30, 2020. The increase in earnings was impacted primarily by the recovery of credit losses in 2021 as compared to the provision for credit losses in 2020. Non-core items negatively impacted earnings per diluted common share by $0.21 and $0.08 for the six months ended June 30, 2021, and 2020, respectively.
Net interest income was $39.7 million for the second quarter of 2021, up 11% compared to $35.6 million for the first quarter of 2021, and an increase of 14% compared to $34.9 million for the second quarter of 2020. Net interest margin was 3.45% for the second quarter of 2021, compared to 3.26% for the first quarter of 2021, and 3.19% for the second quarter of 2020. The increases in net interest income and net interest margin reflected the positive impact of leases acquired from NSL and PPP loan forgiveness payments received during the second quarter of 2021. Net interest income and net interest margin continue to be impacted by the low interest rate environment caused by COVID-19 that continued throughout the second quarter of 2021. Interest income on leases was $4.2 million for the second quarter of 2021. A reduction in the cost of funds benefited net interest income compared to the linked quarter, and also contributed to the improvement in net interest margin. For the first six months of 2021, net interest income increased $5.7 million, or 8%, compared to the first six months of 2020, while net interest margin increased two basis points to 3.36%. The change in net interest income was the result of lower funding costs due to a shift from higher cost overnight FHLB advances to lower cost brokered deposits, as well as a higher volume of loans due to the NSL and Premium Finance acquisitions.
Accretion income, net of amortization expense, from acquisitions was $821,000 for the second quarter of 2021, $383,000 for the first quarter of 2021, and $955,000 for the second quarter of 2020, which added 7 basis points, 4 basis points, and 9 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $1.2 million for the six months ended June 30, 2021, compared to $2.0 million for the six months ended June 30, 2020, which added 6 and 10 basis points, respectively, to net interest margin.
During the second quarter of 2021, Peoples recorded a provision for credit losses of $3.1 million, compared to a recovery of credit losses of $4.7 million for the first quarter of 2021 and a provision for credit losses of $11.8 million for the second quarter of 2020. Net charge-offs for the second quarter of 2021 were $780,000, or 0.09% of average total loans annualized, compared to net charge-offs of $1.1 million, or 0.13% of average total loans annualized, for the linked quarter and net recoveries of $369,000, or (0.05)% of average total loans annualized, for the second quarter of 2020. Net charge-offs for the second quarter of 2021 included $414,000 in leases that were charged-off. The change in the amount of provision for credit losses compared to the linked quarter was primarily due to the day-one allowance for credit losses of $3.3 million related to the leases acquired from NSL, which was recognized in the second quarter of 2021. As the lease portfolio grew over the second quarter of 2021, an additional reserve of $427,000 was required for leases, based on the CECL model. Compared to the second quarter of 2020, the change in the provision for credit losses was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, offset by the day-one allowance for credit losses required that resulted from the acquisition of leases from NSL in the second quarter of 2021.
The recovery of credit losses during the first six months of 2021 was $1.7 million, compared to a provision for credit losses of $28.8 million for the first six months of 2020. Net charge-offs for the first six months of 2021 were $1.8 million, or 0.11% of average total loans annualized, compared to net charge-offs of $129,000, for the first six months of 2020. The change in the provision for credit losses was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, offset by the day-one allowance for credit losses required that resulted from the acquisition of NSL in the second quarter of 2021.
For the second quarter of 2021, total non-interest income decreased $1.1 million, or 6%, compared to the first quarter of 2021 and increased $1.2 million, or 8%, from the second quarter of 2020. During the first quarter of 2021, insurance income included $2.0 million, due to the annual performance-based insurance commissions recognized in the first quarter of each year, that did not reoccur in the second quarter of 2021, but was offset partially by growth in all lines of insurance business. The decrease in insurance income was offset partially by increases in trust and investment income, and electronic banking income. The increase in non-interest income compared to the second quarter of 2020 was due primarily to an increase in trust and investment income of $904,000 and electronic banking income of $895,000.

For the six months ended June 30, 2021, total non-interest income increased $2.3 million compared to the six months ended June 30, 2020. This increase was driven by increases in electronic banking income, trust and investment income, and insurance income, offset partially by a decline in commercial loan swap fees.
Total non-interest expense increased $1.9 million, or 5%, for the second quarter of 2021 compared to the first quarter of 2021 and $8.1 million, or 25%, compared to the second quarter of 2020. Compared to the linked quarter, the acquisition of leases from NSL added $1.0 million in salaries and employee benefit costs and $695,000 in intangible asset amortization during the second quarter of 2021. Total non-interest expense in the second quarter of 2021 contained non-core expenses including acquisition-related expenses of $2.3 million, $210,000 in COVID-19-related expenses and $14,000 in severance expenses. During the first quarter of 2021, non-core expenses included acquisition-related expenses of $1.9 million, a $500,000 contribution to Peoples Bank Foundation, Inc., $292,000 in COVID-19-related expenses and $49,000 in severance expenses. Compared to the second quarter of 2020, total non-interest expense increased primarily due to increases in salaries and employee benefit costs of $3.9 million, acquisition-related expenses of $2.4 million, and amortization of intangible assets of $640,000. The increase in salaries and employee benefit costs was primarily the result of the acquisitions of NSL and Premium Finance, coupled with deferred costs associated with PPP loans recognized in second quarter of 2020. The increase in amortization of intangible assets were primarily the result of the acquisitions of NSL and Premium Finance. Acquisition-related expenses increased in the second quarter of 2021 due to the closing of the NSL acquisition and pending merger with Premier.
During the first six months of 2021, total non-interest expense increased $11.8 million compared to the same period last year. The variance was driven primarily by increases of $4.8 in salaries and employee benefit costs, $4.2 million in acquisition-related expenses, and data processing and software costs of $1.4 million. These changes were partially offset by decreases in pension settlement charges and COVID-19-related expenses. Similar to the quarterly comparisons, the acquisitions of NSL and Premium Finance and the recognition of deferred costs on PPP loans in the second quarter drove increased salaries and employee benefit costs, as well as amortization of intangible assets.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the second quarter of 2021 was 68.6%, compared to 70.4% for the first quarter of 2021, and 62.3% for the second quarter of 2020. The change in the efficiency ratio compared to the linked quarter was primarily due to the increase in net interest income. The efficiency ratio, when adjusted for non-core items, was 64.0% for the second quarter of 2021, compared to 65.2% for the first quarter of 2021 and 59.9% for the second quarter of 2020. The efficiency ratio for the six months ended June 30, 2021 was 69.5% compared to 64.5% for the six months ended June 30, 2020. When adjusted for non-core items, the efficiency ratio was 64.7% for the first half of 2021 compared to 62.8% for the first half of 2020. Peoples continues to control expenses, while recognizing some necessary costs in order to continue growing the company.
Peoples recorded income tax expense of $2.4 million for the second quarter of 2021, compared to $3.8 million for the linked quarter and $1.1 million for the second quarter of 2020. The variance between each of the comparative periods was primarily the result of changes in pre-tax income related to the variability in the allowance for credit losses recorded during the second quarter of 2021, compared to the linked quarter and the second quarter of 2020.
At June 30, 2021, total assets were $5.07 billion, compared to $4.76 billion at December 31, 2020. The 6% increase compared to December 31, 2020 was driven by investment securities growth of $205.4 million, which was primarily the result of purchases made during the first six months of 2021 as part of a reorganization of a portion of the investment securities portfolio. Period-end total loan balances at June 30, 2021 decreased $30.7 million, compared to December 31, 2020. The decrease was driven by PPP loan forgiveness for the first six months of 2021, offset partially by the $83.3 million of leases acquired from NSL and continued growth in consumer indirect loans of $34.4 million. Excluding PPP loans and the lease activity, period-end loan balances grew 3% annualized for the six months ended June 30, 2021. The allowance for credit losses at June 30, 2021 decreased to $47.9 million, or 1.42% of total loans, compared to $50.4 million and 1.48%, respectively, at December 31, 2020. Total assets declined $75.4 million, or 1%, compared to the linked quarter. The decline was the result of a decline in loans of $37.5 million, along with a decrease in other assets.
Total liabilities were $4.48 billion at June 30, 2021, up $297.0 million since December 31, 2020. The increase in total liabilities during the first six months of 2021 was primarily due to an increase in deposits of $322.2 million, or 8%, compared to December 31, 2020. The increase was driven by a growth in non-interest-bearing checking accounts of $183.7 million, seasonal growth in governmental deposits of $113.0 million and an increase in savings deposits of $60.9 million, offset partially by decreases in retail and brokered certificates of deposit. The overall increase in non-interest-bearing checking accounts was the result of economic stimulus payments to consumers and PPP loan disbursements provided by the Consolidated Appropriations Act, 2021. Total liabilities decreased $82.0 million compared to the linked quarter. The decrease was driven by a decline in interest-bearing deposits of $46.6 million and a decrease in non-interest-bearing deposits of $25.0 million.
At June 30, 2021, total stockholders' equity was $585.5 million, an increase of $9.8 million compared to December 31, 2020. The increase in total stockholders' equity was driven by net income for the first six months of 2021, offset partially by dividends paid to shareholders of $13.9 million and a decrease in accumulated other comprehensive income, net of deferred income taxes, of $3.6 million. The change in accumulated other comprehensive income, net of deferred income taxes, was the result of the changes in the market value of available-for-sale investment securities during the period. Total stockholders' equity at June 30, 2021 increased by $6.6 million compared to March 31, 2021, which was driven by net income for the quarter and an increase in accumulated other comprehensive income of $2.7 million, partially offset by dividends paid to shareholders of $7.1 million. The change in accumulated other comprehensive income was the result of the changes in the market value of available-for-sale investment securities during the period.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue.  The amount of net interest income earned by Peoples each quarter is affected by various factors, including changes in market interest rates due to the Federal Reserve’s monetary policy, the level and degree of pricing competition for loans and deposits in Peoples’ markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Net interest income	$39,660	$35,578	$34,860	$75,238	$69,496
Taxable equivalent adjustments	324	257	269	578	541
Fully tax-equivalent net interest income	$39,984	$35,835	$35,129	$75,816	$70,037

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$180,730	$53	0.12%	$146,957	$40	0.11%	$164,487	$48	0.12%
Investment securities (a)(b):
Taxable	883,948	3,217	1.45%	833,769	2,620	1.26%	903,227	4,188	1.85%
Nontaxable	168,015	1,095	2.61%	106,698	773	2.90%	103,169	802	3.11%
Total investment securities	1,051,963	4,312	1.64%	940,467	3,393	1.44%	1,006,396	4,990	1.98%
Loans (b)(c):
Construction	87,075	979	4.45%	114,204	994	3.48%	121,982	1,226	3.98%
Commercial real estate, other	916,604	8,829	3.81%	879,335	8,602	3.91%	849,070	8,873	4.13%
Commercial and industrial	887,756	9,241	4.12%	941,625	10,592	4.50%	979,206	8,842	3.57%
Premium finance	108,387	1,298	4.74%	107,390	1,297	4.83%	—	—	—%
Leases	86,519	4,215	19.27%	—	—	—%	—	—	—%
Residential real estate (d)	607,691	6,429	4.23%	614,692	6,672	4.34%	682,216	8,257	4.84%
Home equity lines of credit	119,354	1,180	3.97%	121,864	1,187	3.95%	128,632	1,493	4.67%
Consumer, indirect	529,180	5,313	4.03%	509,845	5,203	4.14%	421,972	4,554	4.34%
Consumer, direct	80,409	1,272	6.35%	79,022	1,239	6.36%	77,830	1,292	6.68%
Total loans	3,422,975	38,756	4.50%	3,367,977	35,786	4.26%	3,260,908	34,537	4.22%
Allowance for credit losses	(46,967)			(49,854)			(48,768)
Net loans	3,376,008	38,756	4.56%	3,318,123	35,786	4.33%	3,212,140	34,537	4.28%
Total earning assets	4,608,701	43,121	3.72%	4,405,547	39,219	3.57%	4,383,023	39,575	3.60%
Goodwill and other intangible assets	222,553			184,253			177,012
Other assets	351,892			322,276			267,981
Total assets	$5,183,146			$4,912,076			$4,828,016
Interest-bearing deposits:
Savings accounts	$680,825	$21	0.01%	$646,750	$35	0.02%	$563,213	$33	0.02%
Governmental deposit accounts	496,906	551	0.44%	429,503	594	0.56%	370,999	445	0.48%
Interest-bearing demand accounts	733,913	66	0.04%	700,160	65	0.04%	655,711	71	0.04%
Money market accounts	564,593	94	0.07%	564,836	132	0.09%	575,858	364	0.25%
Retail certificates of deposit (e)	424,279	980	0.93%	439,819	1,123	1.04%	481,305	1,870	1.56%
Brokered deposits (e)	167,109	865	2.08%	175,326	868	2.01%	192,230	501	1.05%
Total interest-bearing deposits	3,067,625	2,577	0.34%	2,956,394	2,817	0.39%	2,839,316	3,284	0.47%
Borrowed funds:
Short-term FHLB advances	19,176	81	1.69%	20,000	88	1.78%	137,659	559	1.63%
Repurchase agreements and other	50,852	11	0.09%	51,089	12	0.09%	46,330	15	0.13%
Total short-term borrowings	70,028	92	0.53%	71,089	100	0.57%	183,989	574	1.25%
Long-term FHLB advances	101,161	392	1.55%	102,753	390	1.54%	122,960	491	1.61%
Other borrowings	7,669	76	3.96%	7,631	77	4.04%	12,438	97	3.12%
Total long-term borrowings	108,830	468	1.72%	110,384	467	1.71%	135,398	588	1.75%
Total borrowed funds	178,858	560	1.26%	181,473	567	1.26%	319,387	1,162	1.46%
Total interest-bearing liabilities	3,246,483	3,137	0.39%	3,137,867	3,384	0.44%	3,158,703	4,446	0.57%
Non-interest-bearing deposits	1,272,623			1,110,993			997,179
Other liabilities	82,209			85,628			99,993
Total liabilities	4,601,315			4,334,488			4,255,875
Total stockholders’ equity	581,831			577,588			572,141
Total liabilities and stockholders’ equity	$5,183,146			$4,912,076			$4,828,016
Interest rate spread (b)		$39,984	3.33%		$35,835	3.13%		$35,129	3.03%
Net interest margin (b)			3.45%			3.26%			3.19%

	For the Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$163,937	$93	0.11%	$119,143	$284	0.48%
Investment securities (a)(b):
Taxable	858,999	5,834	1.36%	915,704	9,616	2.10%
Nontaxable	137,527	1,868	2.72%	105,051	1,631	3.11%
Total investment securities	996,526	7,702	1.55%	1,020,755	11,247	2.20%
Loans (b)(c):
Construction	100,565	1,973	3.90%	109,910	2,477	4.46%
Commercial real estate, other	898,072	17,431	3.86%	843,336	18,930	4.44%
Commercial and industrial	914,542	19,833	4.31%	814,321	16,266	3.95%
Premium finance	107,891	2,595	4.78%	—	—	—%
Leases	43,499	4,215	19.27%	—	—	—%
Residential real estate (d)	611,172	13,101	4.29%	673,976	16,628	4.93%
Home equity lines of credit	120,602	2,367	3.96%	130,152	3,268	5.05%
Consumer, indirect	519,566	10,516	4.08%	418,979	8,963	4.30%
Consumer, direct	79,718	2,511	6.35%	77,269	2,646	6.89%
Total loans	3,395,627	74,542	4.38%	3,067,943	69,178	4.49%
Allowance for credit losses	(48,403)			(38,158)
Net loans	3,347,224	74,542	4.45%	3,029,785	69,178	4.54%
Total earning assets	4,507,687	82,337	3.65%	4,169,683	80,709	3.85%
Goodwill and other intangible assets	203,509			177,498
Other assets	337,164			257,640
Total assets	$5,048,360			$4,604,821
Interest-bearing deposits:
Savings accounts	$663,882	$56	0.02%	$543,053	$107	0.04%
Governmental deposit accounts	463,391	1,145	0.50%	349,703	1,160	0.67%
Interest-bearing demand accounts	717,129	131	0.04%	642,194	319	0.10%
Money market accounts	564,714	226	0.08%	526,168	1,054	0.40%
Retail certificates of deposit (e)	432,006	2,103	0.98%	485,126	3,929	1.63%
Brokered deposits (e)	171,194	1,733	2.04%	192,093	1,344	1.41%
Total interest-bearing deposits	3,012,316	5,394	0.36%	2,738,337	7,913	0.58%
Borrowed funds:
Short-term FHLB advances	19,586	169	1.74%	171,971	1,553	1.82%
Repurchase agreements and other	50,969	23	0.09%	46,840	60	0.26%
Total short-term borrowings	70,555	192	0.55%	218,811	1,613	1.48%
Long-term FHLB advances	101,952	782	1.55%	112,382	938	1.68%
Repurchase agreement and other borrowings	7,650	153	4.00%	9,954	208	4.18%
Total long-term borrowings	109,602	935	1.72%	122,336	1,146	1.88%
Total borrowed funds	180,157	1,127	1.26%	341,147	2,759	1.62%
Total interest-bearing liabilities	3,192,473	6,521	0.41%	3,079,484	10,672	0.70%
Non-interest-bearing deposits	1,192,254			852,846
Other liabilities	83,912			88,298
Total liabilities	4,468,639			4,020,628
Stockholders’ equity	579,721			584,193
Total liabilities and stockholders’ equity	$5,048,360			$4,604,821
Interest rate spread (b)		$75,816	3.24%		$70,037	3.15%
Net interest margin (b)			3.36%			3.34%
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

(e)Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances for the 2020 periods presented and interest expense on brokered deposits for all periods presented.

Average total loan balances were impacted during the second quarter of 2021 by the addition of the lease balances associated with the acquisition from NSL, as well as a reduction in commercial and industrial loan balances as a result of recent forgiveness of PPP loans. Compared to the second quarter of 2020, average total deposit balances grew significantly due to the influx of funds from the PPP loan proceeds, changed customer spending habits and federal stimulus provided to customers.
In addition, average total loan balances for the first six months of 2021 were higher than the prior year period due to the lease and premium finance balances acquired, and the PPP loans originated since the start of the pandemic. The average total deposit balances compared to 2020 grew considerably due to the influx of funds from the PPP loan proceeds, changed customer spending habits and federal stimulus provided to customers.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2021 Compared to						Six Months Ended June 30, 2021 Compared to
(Dollars in thousands)	March 31, 2021			June 30, 2020			June 30, 2020
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$4	$9	$13	$(3)	$8	$5	$(381)	$190	$(191)
Investment Securities (b):
Taxable	432	165	597	(882)	(89)	(971)	(3,218)	(564)	(3,782)
Nontaxable	(480)	802	322	(764)	1,057	293	(515)	752	237
Total investment income	(48)	967	919	(1,646)	968	(678)	(3,733)	188	(3,545)
Loans (b):
Construction	1,010	(1,025)	(15)	741	(988)	(247)	(300)	(204)	(504)
Commercial real estate, other	(1,026)	1,253	227	(2,792)	2,748	(44)	(4,247)	2,748	(1,499)
Commercial and industrial	(807)	(544)	(1,351)	4,303	(3,904)	399	1,522	2,045	3,567
Premium finance	(64)	65	1	—	1,298	1,298	—	2,595	2,595
Leases	—	4,215	4,215	—	4,215	4,215	—	4,215	4,215
Residential real estate	(168)	(75)	(243)	(979)	(849)	(1,828)	(2,062)	(1,465)	(3,527)
Home equity lines of credit	31	(38)	(7)	(211)	(102)	(313)	(673)	(228)	(901)
Consumer, indirect	(619)	729	110	(1,897)	2,656	759	(1,250)	2,803	1,553
Consumer, direct	(16)	49	33	(227)	207	(20)	(345)	210	(135)
Total loan income	(1,659)	4,629	2,970	(1,062)	5,281	4,219	(7,355)	12,719	5,364
Total interest income	$(1,703)	$5,605	$3,902	$(2,711)	$6,257	$3,546	$(11,469)	$13,097	$1,628
INTEREST EXPENSE:
Deposits:
Savings accounts	$(25)	$11	$(14)	$(47)	$35	$(12)	$(106)	$55	$(51)
Governmental deposit accounts	(455)	412	(43)	(203)	309	106	(670)	655	(15)
Interest-bearing demand accounts	(11)	12	1	(43)	38	(5)	(285)	97	(188)
Money market accounts	(38)	—	(38)	(263)	(3)	(266)	(1,043)	236	(807)
Retail certificates of deposit	(107)	(36)	(143)	(689)	(201)	(890)	(1,432)	(394)	(1,826)
Brokered deposits	138	(141)	(3)	785	(425)	360	787	(419)	368
Total deposit cost	(498)	258	(240)	(460)	(247)	(707)	(2,749)	230	(2,519)
Borrowed funds:
Short-term borrowings	(5)	(3)	(8)	131	(613)	(482)	(115)	(1,306)	(1,421)
Long-term borrowings	16	(15)	1	(22)	(98)	(120)	(80)	(131)	(211)
Total borrowed funds cost	11	(18)	(7)	109	(711)	(602)	(195)	(1,437)	(1,632)
Total interest expense	(487)	240	(247)	(351)	(958)	(1,309)	(2,944)	(1,207)	(4,151)
Fully tax-equivalent net interest income	$(1,216)	$5,365	$4,149	$(2,360)	$7,215	$4,855	$(8,525)	$14,304	$5,779
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a 21% statutory federal corporate income tax rate.

Net interest income grew 11% compared to the linked quarter, benefiting from the leases acquired from NSL and the recent restructuring of the investment portfolio, coupled with lower deposit costs. During the second quarter of 2021, Peoples recognized $3.4 million of income related to the deferred loan fees on the PPP loans, which was down $1.4 million from the linked quarter. Net interest margin grew 19 basis points to 3.45% for the second quarter of 2021 compared to 3.26% for the linked quarter. The increase in net interest margin was driven by the leases, which added 29 basis points to net interest margin for the quarter, while excess liquidity resulted in inflated cash balances which reduced net interest margin by 13 basis points. The PPP loan income added 15 basis points to net interest margin during the second quarter of 2021.
Compared to the second quarter of 2020, net interest income increased 14%, which was due to the acquired leases, premium finance loans and additional PPP income from the deferred loan fees recognized, as well as controlled funding costs. These increases were partially offset by lower investment yields compared to the second quarter of 2020. Net interest margin expanded 26 basis points compared to 3.19% for the second quarter of 2020. Higher loan yields and controlled funding costs contributed to the increase compared to the prior year quarter. In late March of 2020, the Federal Reserve lowered the Federal Funds effective target range 150 basis points to 0.00% to 0.25%. The majority of Peoples' variable rate loan portfolio is tied to LIBOR or a prime rate, which continued to be lower than historical levels.
For the first six months of 2021, net interest income grew 8%, and was driven by the premium finance and lease acquisitions, and the PPP loan income from the deferred loan fees recognized upon forgiveness by the SBA. Compared to the first half of 2020, net interest margin grew by 2 basis points, as lower earning asset yields were more than offset by declines in funding costs.
Accretion income, net of amortization expense, from acquisitions was $821,000 for the second quarter of 2021, $383,000 for the linked quarter and $955,000 for the first quarter of 2020, which added 7 basis points, 4 basis points and 9 basis points, respectively, to net interest margin. For the first six months of 2020, accretion income, net of amortization expense, from acquisitions totaled $1.2 million, and added 6 basis points to net interest margin compared to $2.0 million, and 10 basis points for 2020. The increase in accretion was a result of the acquisition from NSL.
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

Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Provision for (recovery of) other credit losses	$3,035	$(4,780)	$11,773	$(1,745)	$28,597
Provision for checking account overdraft credit losses	53	31	61	84	206
Provision for (recovery of) credit losses	$3,088	$(4,749)	$11,834	$(1,661)	$28,803
As a percentage of average total loans (a)	0.36%	0.57%	1.46%	(0.10)%	1.89%
(a) Presented on an annualized basis.
The provision for (recovery of) credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The change in the provision for credit losses compared to the linked quarter was primarily due to the day-one allowance for credit losses of $3.3 million related to the leases acquired from NSL, which was recognized in the second quarter of 2021. Excluding leases, the reduction of specific reserves on individually evaluated loans positively impacted the allowance for credit losses for the second quarter of 2021. Compared to the second quarter of 2020, the change in the provision for credit losses was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, offset with the day-one allowance for credit losses resulting from the acquisition of NSL in the second quarter of 2021. Net charge-offs for the second quarter of 2021 were $0.8 million, or 0.09% of average total loans annualized, compared to $1.1 million, or 0.13% of average total loans annualized, for the linked quarter and net recoveries of $369,000, or (0.05)% of average total loans annualized, for the second quarter of 2020.
Compared to the first six months of 2020, provision for credit losses declined significantly, as the economic forecasts utilized within the CECL model experienced notable recovery compared to those utilized during 2020, which had been impacted by the COVID-19 pandemic.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net (Loss) Gain Included in Total Non-Interest Income
Net losses include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Net (loss) gain on investment securities	$(202)	$(336)	$62	$(538)	$381

Net loss on asset disposals and other transactions:
Net loss on other assets	$(132)	$(27)	$(145)	$(159)	$(215)
Net gain (loss) on OREO	8	—	1	8	(16)
Net gain on other transactions	—	—	22	—	22
Net loss on asset disposals and other transactions	$(124)	$(27)	$(122)	$(151)	$(209)
During each of the second and first quarters of 2021, Peoples recognized a net loss on investment securities related to the sale of investment securities in order to reinvest proceeds into higher yielding investment securities, while also reducing sensitivity to prepayment speeds.
During the second quarter of 2021, net loss on other assets was due to a market value write-down of $208,000 related to a closed office that was held for sale, which was partially offset by a net gain of $76,000 on repossessed assets. During the second quarter of 2020, net loss on other assets was driven by a net loss of $118,000 on repossessed assets, which was partially offset by a net gain on the sale of a closed branch.
For the first six months of 2021, net loss on investment securities was recorded due to the sale of investment securities in order to reinvest proceeds into higher yielding investment securities. The first six months of 2020 included a net gain on investment securities that was recorded in connection with sales of investment securities. For the first six months of 2020, net loss on other assets was driven by losses on repossessed assets.

Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, accounted for 29% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) compared to 33% for the linked quarter and 30% for the second quarter of 2020. The recent decline in this ratio was driven by the higher net interest income from the recent completed acquisitions and the PPP loan income. Total non-interest income, excluding net gains and losses, accounted for 31% of Peoples' total revenues for the six months ended June 30, 2021, compared to 30% for the six months ended June 30, 2020.
For the second quarter of 2021, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
E-banking income	$4,418	$3,911	$3,523	$8,329	$6,803
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The increases in e-banking income compared to each of the linked quarter and prior year quarter were driven by the increased usage of debit cards by customers, resulting from the COVID-19 pandemic. The increased usage has continued through the first half of 2021, resulting in higher e-banking income compared to the same period in 2020.
Peoples' fiduciary and brokerage revenues continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Fiduciary income	$2,095	$1,902	$1,780	$3,997	$3,402
Brokerage income	1,494	1,337	999	2,831	2,159
Employee benefit fees	631	606	537	1,237	1,017
Trust and investment income	$4,220	$3,845	$3,316	$8,065	$6,578
Fiduciary and brokerage income are mostly driven by values of assets under administration and management, which have increased in recent periods as the market values of existing accounts have been positively impacted and grown, coupled with new accounts added compared to prior periods. Employee benefit fees continue to increase compared to prior periods as Peoples focuses on growing the number of employee benefit plans it manages.
The following table details Peoples' assets under administration and management:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
(Dollars in thousands)
Trust	$1,963,884	$1,916,892	$1,885,324	$1,609,270	$1,552,785
Brokerage	1,119,247	1,071,126	1,009,521	921,688	885,138
Total	$3,083,131	$2,988,018	$2,894,845	$2,530,958	$2,437,923
Quarterly average	$3,051,027	$2,927,458	$2,663.485	$2,510,978	$2,351,701
The increase in assets under administration and management at June 30, 2021, compared to each prior period end, was largely driven by the recovery of market values, coupled with increases related to new accounts opened.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Property and casualty insurance commissions	$2,765	$2,755	$2,506	$5,520	$5,096
Life and health insurance commissions	430	422	427	852	529
Performance-based commissions	35	1,950	138	1,985	1,429
Other fees and charges	105	94	120	199	267
Insurance income	$3,335	$5,221	$3,191	$8,556	$7,321
For the second quarter of 2021, insurance income declined 36% compared to the linked quarter, which was mostly due to the annual performance-based insurance commissions that are received during the first quarter of each year. Compared to the second quarter of 2020, insurance income grew 5%, as property and casualty insurance commissions increased. For the first six months of 2021, insurance income increased $1.2 million, or 17%. This increase was driven by higher property and casualty, and life and health insurance commissions, along with higher performance-based commissions. The insurance income compared to prior periods was positively impacted by the addition of new customers.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Overdraft and non-sufficient funds fees	$1,012	$997	$876	$2,009	$2,525
Account maintenance fees	854	810	849	1,664	1,829
Other fees and charges	178	178	184	356	375
Deposit account service charges	$2,044	$1,985	$1,909	$4,029	$4,729
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges for the second quarter of 2021 grew compared to the linked quarter and the second quarter of 2020. Deposit account service charges were negatively impacted during the first quarter of 2021 and the second quarter of 2020, mostly due to fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. For the first six months of 2021, compared to the same period of 2020, deposit account service charges declined and were impacted by the COVID-19 pandemic items already mentioned.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Mortgage banking income	820	1,140	938	1,960	1,688
Bank owned life insurance income	446	446	470	892	1,052
Commercial loan swap fees	61	60	955	121	1,199
Other non-interest income	803	658	422	1,461	859
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined during the second quarter of 2021, compared to the linked quarter and the prior year quarter as refinancing activity slowed. Compared to the first six months of 2020, mortgage banking income grew 16%, as lower interest rates during the first half of 2021 resulted in higher customer demand than in the prior year.
In the second quarter of 2021, Peoples sold $15.8 million in loans to the secondary market with servicing retained and sold $7.8 million in loans with servicing released, compared to $17.2 million and $9.6 million, respectively, in the linked quarter, and $21.4 million and $42.0 million, respectively, in the second quarter of 2020. For the first six months of 2021, Peoples sold $33.0 million in loans to the secondary market with servicing retained and sold $17.4 million in loans with servicing released, compared to $43.4 million and $56.0 million, respectively, for the first half of 2020. The volume of sales has a direct impact on the amount of mortgage banking income.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees were relatively flat compared to the linked quarter, and were much lower than the second quarter of 2020, as customers took advantage of declining rates during the second quarter of 2020 and executed a high volume of swaps. Compared to the first half of 2020, commercial loan swap fees declined due to a lower volume of transactions during 2021.
Bank owned life insurance income was flat compared to the linked quarter, and was down 5% compared to the second quarter of 2020. For the first six months of 2021, bank owned life insurance declined 15%, and was primarily due to a $109,000 tax-free death benefit recognized during the first quarter of 2020, which was not duplicated during 2021.
Other non-interest income increased compared to the linked quarter and the second quarter of 2020. Other non-interest income increased in the second quarter of 2021 due to other fee income of $245,000 recognized on leases related to the sale of leases and early termination of leases. Compared to the first half of 2020, other non-interest income grew $602,000 as a result of the acquisition of leases from NSL, coupled with higher SBA income unrelated to PPP loans.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Base salaries and wages	$13,488	$12,765	$12,774	$26,253	$25,470
Sales-based and incentive compensation	4,593	3,428	3,165	8,021	5,827
Employee benefits	2,821	2,898	1,997	5,719	4,541
Payroll taxes and other employment costs	1,343	1,493	1,074	2,836	2,436
Stock-based compensation	604	1,215	970	1,819	2,353
Deferred personnel costs	(921)	(1,040)	(1,995)	(1,961)	(2,724)
Salaries and employee benefit costs	$21,928	$20,759	$17,985	$42,687	$37,903
Full-time equivalent employees:
Actual at end of period	925	887	894	925	894
Average during the period	914	891	892	907	895
Base salaries and wages increased 6% compared to each of the linked quarter and the second quarter of 2020. The increase for the second quarter of 2021 compared to prior periods was primarily due to the acquisition from NSL, which added $736,000 in base salaries and wages. For the first six months of 2021, base salaries and wages increased 3% compared to the first six months of 2020 as a result of additional employees from the acquisitions of Premium Finance and NSL.
The increase in sales-based and incentive compensation for the second quarter of 2021 compared to prior periods was primarily due to overall company performance relative to measures used in calculating incentive awards, coupled with higher incentive compensation related to trust and investments reflected in the growth of income. For the first six months of 2021 compared to the same period in 2020, the increase was driven by the overall company performance relative to measures used in calculating incentive awards and higher sales-based compensation from insurance, trust and investments, and mortgage banking.
The increase in employee benefits for first six months of 2021, compared to first six months of 2020, was due to an increase to the employer 401(k) match made during 2021, as well as higher medical costs with the addition of the Premium Finance and NSL employees.
The decrease in payroll taxes and other employment costs, compared to linked quarter, was due to lower social security and unemployment taxes during the second quarter, which was related to certain associates reaching the maximum limit for contribution. The increase in payroll taxes and other employment costs for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily related to higher base salaries and wages, coupled with the additional associates of Premium Finance and NSL.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the second quarter of 2021 decreased $612,000 compared to the linked quarter, as the first quarter included $376,000 of expense related to stock grants of retirement eligible individuals, and $210,000 of expense related to the annual vesting of prior stock grants. Stock-based compensation for the first six months of 2021 decreased compared to the first six months of 2020 due to an additional $396,000 of unrestricted grants of common share awards to associates at the level of Assistant Vice President or below granted in the second quarter of 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The increase in deferred personnel costs in the first six months of 2021 compared to first six months of 2020 was driven by the recognition of $921,000 in deferred personnel costs during the second quarter of 2020 related to the origination of PPP loans.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Depreciation	$1,398	$1,371	$1,557	$2,769	$3,012
Repairs and maintenance costs	903	943	701	1,846	1,458
Net rent expense	382	340	315	722	620
Property taxes, utilities and other costs	606	673	578	1,279	1,215
Net occupancy and equipment expense	$3,289	$3,327	$3,151	$6,616	$6,305
Depreciation on capitalized assets has declined during the first two quarters of 2021, compared to both the second quarter of 2020, and the first six months of 2020 as a result of certain capitalized assets and improvements reaching the end of their depreciable lives. In addition, Peoples recognized higher building maintenance costs during the first half of 2021, compared to 2020 due to various projects including painting, window replacements, drive-thru enhancements and parking lot sealing.
Net occupancy and equipment expense increased 5% compared to the first six months of 2020 mainly due to increased expenses associated with maintaining the Premium Finance location for a full period and the acquisition from NSL in second quarter of 2021.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Professional fees	$3,565	3,468	$1,834	$7,033	$3,527
Data processing and software expense	2,411	2,454	1,754	4,865	3,506
E-banking expense	2,075	1,894	1,879	3,969	3,744
Amortization of other intangible assets	1,368	620	728	1,988	1,457
Franchise tax expense	822	855	881	1,677	1,763
Marketing expense	676	911	632	1,587	1,105
Other loan expenses	494	462	335	956	913
Communication expense	386	282	294	668	574
FDIC insurance premiums	326	463	152	789	147
Other non-interest expense	2,559	2,492	2,180	5,051	5,186
Professional fees increased $97,000 from the linked quarter and $1.7 million from the second quarter of 2020 primarily due to investment banking fees and other acquisition-related expenses, which were related to the purchase from NSL and the pending merger with Premier. Professional fees included acquisition-related expenses of $1.8 million for each of the second quarter of 2021 and first quarter of 2021, and $29,000 for the second quarter of 2020. For the first half of 2021, professional fees nearly doubled compared to the prior year, and included $3.8 million of acquisition-related expenses for 2021, compared to $43,000 for 2020.
The change in data processing and software expense compared to prior periods was driven by systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features in the latter part of 2020 and first quarter of 2021.
E-banking expense was up slightly compared to the linked quarter, and is directly correlated to e-banking income, with the increase due to higher costs associated with chargeback fees, offset by a decline in ATM processing charges.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the second quarter of 2021 was up $748,000 compared to the first quarter of 2021 and $640,000 compared to the second quarter of 2020 as a result of the NSL acquisition effective after the close of business on March 31, 2021 and the Premium Finance acquisition completed on July 1, 2020.
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
Marketing expense decreased compared to the first quarter of 2021 due primarily to a one-time contribution of $500,000 to Peoples Bank Foundation, Inc. in the first quarter of 2021.

Other loan expenses increased slightly compared to the linked quarter due to higher expenses associated with business loans. Compared to the second quarter of 2020, other loan expenses increased mostly due to higher expenses associated with real estate loans and home equity lines of credit.
Compared to the linked quarter, second quarter of 2020, and first six months of 2020, communications expense grew, as a result of upgraded networking to certain branches, along with increased costs compared to the prior periods among certain vendors that provide communication services.
Peoples' FDIC insurance premiums declined compared to the linked quarter, as PPP loans, which are included in the leverage ratio calculation on which the FDIC insurance premiums are calculated, decreased compared to December 31, 2020. Compared to the second quarter of 2020, and the first six months of 2020, the FDIC insurance premiums grew as a result of credits used by Peoples during the first two quarters of 2020 to offset its FDIC insurance premium. The FDIC insurance credits were related to the level of the Federal Deposit Insurance Fund ("DIF") that had continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples utilized the remaining credits that had been issued to it in the second quarter of 2020.
Other non-interest expense increased $379,000 compared to the second quarter of 2020, and was mostly due to higher acquisition-related expenses recognized during the second quarter of 2021.
Income Tax Expense
Peoples recorded income tax expense of $2.4 million for the second quarter of 2021, compared to income tax expense of $3.8 million for the linked quarter and income tax expense of $1.1 million for the second quarter of 2020. Income tax expense during the second quarter of 2021, the linked quarter and the second quarter of 2020 was heavily related to the amount of pre-tax income recognized during each period. Peoples recorded income tax expense of $6.1 million for the six months ended June 30, 2021, compared to $980,000 for the six months ended June 30, 2020.
Additional information regarding income taxes can be found in "Note 12 Income Taxes" of the Notes to the Condensed Consolidated Financial Statements included in Peoples' 2020 Form 10-K.
Pre-Provision Net Revenue (Non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a Non-US GAAP financial measure since it excludes the provision for (recovery of) credit losses and all gains and losses included in earnings.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Pre-provision net revenue:
Income before income taxes	$12,494	$19,243	5,885	$31,737	$4,964
Add: provision for credit losses	3,088	—	11,834	—	28,803
Add: loss on OREO	—	—	—	—	17
Add: loss on investment securities	202	336	—	538	—
Add: loss on other assets	132	27	145	159	215
Less: gain on OREO	8	—	1	8	1
Less: recovery of credit losses	—	4,749	—	1,661	—
Less: gain on investment securities	—	—	62	—	381
Less: gain on other assets	—	—	22	—	22
Pre-provision net revenue	$15,908	$14,857	$17,779	$30,765	$33,595

Total average assets	$5,183,146	$4,912,076	$4,828,016	$5,048,360	$4,604,821
Pre-provision net revenue to total average assets (annualized)	1.23%	1.23%	1.48%	1.23%	1.47%
Weighted-average common shares outstanding - diluted	19,461,934	19,436,311	19,858,880	19,448,544	20,183,222
Pre-provision net revenue per common share - diluted	$0.81	$0.76	$0.89	$1.63	$1.66

The decrease in PPNR compared to the linked quarter was mostly due to higher non-core acquisition-related expenses. The decline in PPNR compared to the second quarter of 2020 was related to increased non-core acquisition-related expenses recognized during the second quarter of 2021.

Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Core non-interest expense:
Total non-interest expense	$39,899	$37,987	$31,805	$77,886	66,130
Less: acquisition-related expenses	2,400	1,911	47	4,311	77
Less: pension settlement charges	—	—	151	—	519
Less: severance expenses	14	49	79	63	92
Less: COVID-19-related expenses	210	292	918	502	1,058
Less: Peoples Bank Foundation, Inc. contribution	—	500	—	500	—
Core non-interest expense	$37,275	$35,235	$30,610	$72,510	$64,384

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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Efficiency ratio:
Total non-interest expense	$39,899	$37,987	$31,805	$77,886	$66,130
Less: amortization of other intangible assets	1,368	620	728	1,988	1,457
Adjusted total non-interest expense	$38,531	$37,367	$31,077	$75,898	$64,673
Total non-interest income	$15,821	$16,903	$14,664	$32,724	$30,401
Less: net gain on investment securities	—	—	62	—	381
Add: net loss on investment securities	(202)	(336)	—	(538)	—
Add: net loss on asset disposals and other transactions	(124)	(27)	(122)	(151)	(209)
Total non-interest income excluding net gains and losses	$16,147	$17,266	$14,724	$33,413	$30,229
Net interest income	$39,660	$35,578	$34,860	$75,238	$69,496
Add: fully tax-equivalent adjustment (a)	324	257	269	578	541
Net interest income on a fully tax-equivalent basis	$39,984	$35,835	$35,129	$75,816	$70,037

Adjusted revenue	$56,131	$53,101	$49,853	$109,229	$100,266

Efficiency ratio	68.64%	70.37%	62.34%	69.49%	64.50%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$37,275	$35,235	$30,610	$72,510	$64,384
Less: amortization of other intangible assets	1,368	620	728	1,988	1,457
Adjusted core non-interest expense	$35,907	$34,615	$29,882	$70,522	$62,927

Core non-interest income excluding net gains and losses	$16,147	$17,266	$14,724	$33,413	$30,229
Net interest income on a fully tax-equivalent basis	39,984	35,835	35,129	75,816	70,037
Adjusted revenue	$56,131	$53,101	$49,853	$109,229	$100,266

Efficiency ratio adjusted for non-core items	63.97%	65.19%	59.94%	64.56%	62.76%
(a) Based on a 21% statutory federal corporate income tax rate.
The improvement in the efficiency ratio compared to the linked quarter was largely due to higher net interest income, which was driven by the NSL acquired leases, and grew at a faster pace than total non-interest expense. Compared to the second quarter of 2020, the efficiency ratio for the second quarter of 2021 increased, and was due to increased total non-interest expense, which included the operating expenses associated with the NSL and Premium Finance acquired divisions, coupled with a smaller impact of deferred loan costs during 2021 related to PPP loans, higher sales and incentive compensation from increased production and higher acquisition-related expenses and other non-core items recognized during the period.
For the first six months of 2021, the efficiency ratio grew due to higher total non-interest expense associated with the operating expenses associated with the NSL and Premium Finance acquired divisions, and a reduction in deferred loan costs from the PPP loans, as well as increased sales and incentive-based compensation from higher production.

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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020

Annualized net income adjusted for non-core items:
Net income	$10,103	$15,463	$4,749	$25,566	$3,984
Add: net loss on investment securities	202	336	—	538	—
Less: tax effect of net loss on investment securities (a)	42	71	—	113	—
Less: net gain on investment securities	—	—	62	—	381
Add: tax effect of net gain on investment securities (a)	—	—	13	—	80
Add: net loss on asset disposals and other transactions	124	27	122	151	209
Less: tax effect of net loss on asset disposals and other transactions (a)	26	6	26	32	44
Add: acquisition-related expenses	2,400	1,911	47	4,311	77
Less: tax effect of acquisition-related expenses (a)	504	401	10	905	16
Add: pension settlement charges	—	—	151	—	519
Less: tax effect of pension settlement charges (a)	—	—	32	—	109
Add: severance expenses	14	49	79	63	92
Less: tax effect of severance expenses (a)	3	10	17	13	20
Add: COVID-19-related expenses	210	292	918	502	1,058
Less: tax effect of COVID-19-related expenses (a)	44	61	193	105	222
Add: Peoples Bank Foundation, Inc. contribution	—	500	—	500	—
Less: tax effect of Peoples Bank Foundation, Inc. contribution (a)	—	105	—	105	—
Net income adjusted for non-core items (after tax)	$12,434	$17,924	$5,739	$30,358	$5,227
Days in the period	91	90	91	181	182
Days in the year	365	365	366	365	366
Annualized net income	$40,523	$62,711	$19,100	$51,556	$8,012
Annualized net income adjusted for non-core items (after tax)	$49,873	$72,692	$23,082	$61,219	$10,511
Return on average assets:
Annualized net income	$40,523	$62,711	$19,100	$51,556	$8,012
Total average assets	5,183,146	4,912,076	4,828,016	5,048,360	4,604,821
Return on average assets	0.78%	1.28%	0.40%	1.02%	0.17%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$49,873	$72,692	$23,082	$61,219	$10,511
Total average assets	5,183,146	4,912,076	4,828,016	5,048,360	4,604,821
Return on average assets adjusted for non-core items	0.96%	1.48%	0.48%	1.21%	0.23%
(a) Based on a 21% statutory federal corporate income tax rate.

The return on average assets declined during the second quarter of 2021, compared to the linked quarter. The decrease was driven by the provision for credit losses recognized in the second quarter due to the NSL acquisition and higher total non-interest expense recognized during the second quarter of 2021, which was mostly due to sales and incentive compensation related to increased production, and a higher company match to the 401(k) plan that was retroactive to the beginning of 2021. The return on average assets adjusted for non-core items declined compared to the linked quarter due to the higher sales and incentive compensation and the increased 401(k) match for participants.
The return on average assets and the return on average assets adjusted for non-core items both grew compared to the second quarter of 2020 These increases were mostly due to the high provision for credit losses related to the COVID-19 pandemic recorded during the second quarter of 2020. The return on average assets and the return on average assets adjusted for non-core items both grew compared to the first six months of 2020. The increases were mostly due to the previously mentioned high provision for credit losses recorded during the first half of 2020. For additional information related to the changes in the provision for (recovery of) credit losses, refer to the sections in this discussion titled “Provision for (Recovery of) Credit Losses" and "Allowance for Credit Losses.”
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

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in thousands)				2021	2020
Annualized net income excluding amortization of other intangible assets:
Net income	$10,103	$15,463	$4,749	$25,566	$3,984
Add: amortization of other intangible assets	1,368	620	728	1,988	1,457
Less: tax effect of amortization of other intangible assets (a)	287	130	153	417	306
Net income excluding amortization of other intangible assets	$11,184	$15,953	$5,324	$27,137	$5,135
Days in the period	91	90	91	181	182
Days in the year	365	365	366	365	366
Annualized net income	$40,523	$62,711	$19,100	$51,556	$8,012
Annualized net income excluding amortization of other intangible assets	$44,859	$64,698	$21,413	$54,724	$10,326
Average tangible equity:
Total average stockholders' equity	$581,831	$577,588	$572,141	$579,721	$584,193
Less: average goodwill and other intangible assets	222,553	184,253	177,012	203,509	177,498
Average tangible equity	$359,278	$393,335	$395,129	$376,212	$406,695
Return on average stockholders' equity ratio:
Annualized net income	$40,523	$62,711	$19,100	$51,556	$8,012
Average stockholders' equity	$581,831	$577,588	$572,141	$579,721	$584,193
Return on average stockholders' equity	6.96%	10.86%	3.34%	8.89%	1.37%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$44,859	$64,698	$21,413	$54,724	$10,326
Average tangible equity	$359,278	$393,335	$395,129	$376,212	$406,695
Return on average tangible equity	12.49%	16.45%	5.42%	14.55%	2.54%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios were impacted by the provision for (recovery of) credit losses during each of the respective periods, as well as non-core items recognized during the periods. During the first two quarters of 2020, Peoples recorded high amounts of provision for credit losses, which negatively impacted net income, as a result of the COVID-19 pandemic. Additionally, intangible assets grew at June 30, 2021, compared to March 31, 2021, as Peoples recorded the intangibles and goodwill associated with the NSL acquisition, which reduced average tangible equity.
For additional information related to changes in the provision for (recovery of) credit losses, refer to the sections in this discussion titled “Provision for (Recovery of) Credit Losses" and "Allowance for Credit Losses.”

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2021, Peoples' interest-bearing deposits in other banks had increased $97.6 million from December 31, 2020. The total cash and cash equivalents balance included $173.0 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2021, compared to $25.1 million at December 31, 2020. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity needs due to the COVID-19 pandemic.
Through the first six months of 2021, Peoples' total cash and cash equivalents increased $94.0 million as Peoples' net cash used in investing activities of $230.0 million was less than the sum of net cash provided by financing activities and operating activities of $285.3 million and $38.7 million, respectively. Peoples' investing activities reflected a net decrease of $116.4 million in loans and an aggregate of $434.4 million in purchases of available-for-sale and held-to-maturity investment securities, which were partially offset by an aggregate of $207.2 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $322.2 million net increase in deposits, offset partially by a decrease of $21.8 million in short-term borrowings, as well as no purchases of treasury stock under the share repurchase program and $13.9 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$14,235	$18,471	$5,363	$5,383	$5,396
States and political subdivisions	223,853	218,484	114,919	104,126	107,032
Residential mortgage-backed securities	579,152	596,181	623,218	726,992	748,867
Commercial mortgage-backed securities	27,631	27,481	4,783	10,568	12,157
Bank-issued trust preferred securities	4,766	4,730	4,730	4,633	4,399
Total fair value	$849,637	$865,347	$753,013	$851,702	$877,851
Total amortized cost	$839,682	$859,120	$734,544	$829,899	$853,072
Net unrealized gain	$9,955	$6,227	$18,469	$21,803	$24,779
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	$30,103	$30,211	$—	$—	$—
States and political subdivisions (a)	102,224	92,436	35,139	3,539	3,538
Residential mortgage-backed securities	24,067	24,878	25,890	26,926	28,075
Commercial mortgage-backed securities	23,830	18,705	5,429	5,678	5,754
Total amortized cost	$180,224	$166,230	$66,458	$36,143	$37,367
Other investment securities	$32,584	$34,026	$37,560	$40,715	$42,656
Total investment securities:
Amortized cost	$1,052,490	$1,059,376	$838,562	$906,757	$933,095
Carrying value	$1,062,445	$1,065,603	$857,031	$928,560	$957,874

(a)Amortized cost is presented net of the allowance for credit losses of $201 at June 30, 2021, $182 at March 31, 2021, $60 at December 31, 2020 and $6 at each of September 30, 2020 and June 30, 2020.
At June 30, 2021, the fair value of available-for-sale securities decreased $15.7 million, or 2%, compared to March 31,
2021, as purchases during the quarter did not outpace sales of investment securities and normal monthly amortization. The increase compared to December 31, 2020 was driven by an increase in available-for-sale commercial-mortgage backed securities that were purchased during the first quarter of 2021, coupled with purchases of available for sale and held-to-maturity obligations of state and political subdivisions, which were purchased in an effort to reduce the impact of premium amortization, which had been high on the securities that were sold. At December 31, 2020, the investment security portfolio decreased compared to prior periods, as Peoples had worked to execute the strategy to sell securities that had high premium amortization, and reinvest into investment securities; however, not all proceeds from those sales had been reinvested by December 31, 2020.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Originated loans:
Construction	$97,424	$75,189	$103,169	$103,948	$105,493
Commercial real estate, other	836,613	832,399	780,324	752,480	738,292
Commercial real estate	934,037	907,588	883,493	856,428	843,785
Commercial and industrial	778,122	935,150	943,024	1,029,613	1,032,970
Premium finance	117,039	109,129	100,571	60,908	—
Leases	24,217	—	—	—	—
Residential real estate	324,321	306,440	281,623	284,645	285,407
Home equity lines of credit	95,376	92,540	93,296	91,701	90,612
Consumer, indirect	537,926	519,749	503,526	491,663	450,296
Consumer, direct	78,736	75,998	75,591	75,106	74,614
Consumer	616,662	595,747	579,117	566,769	524,910
Deposit account overdrafts	498	298	351	519	592
Total originated loans	$2,890,272	$2,946,892	$2,881,475	$2,890,583	$2,778,276
Acquired loans (a):
Construction	$3,175	$3,510	$3,623	$4,103	$4,460
Commercial real estate, other	111,647	132,850	149,529	160,759	176,128
Commercial real estate	114,822	136,360	153,152	164,862	180,588
Commercial and industrial	27,629	29,611	30,621	34,396	37,356
Premium finance	49	1,461	14,187	43,217	—
Leases	71,426	—	—	—	—
Residential real estate	242,276	267,260	292,384	304,804	327,677
Home equity lines of credit	23,025	24,886	27,617	30,234	32,772
Consumer, indirect	—	—	1	36	38
Consumer, direct	2,700	3,206	3,503	3,953	4,312
Consumer	2,700	3,206	3,504	3,989	4,350
Total acquired loans	$481,927	$462,784	$521,465	$581,502	$582,743
Total loans	$3,372,199	$3,409,676	$3,402,940	$3,472,085	$3,361,019
Percent of loans to total loans:
Construction	3.0%	2.3%	3.1%	3.1%	3.3%
Commercial real estate, other	28.1%	28.3%	27.3%	26.3%	27.2%
Commercial real estate	31.1%	30.6%	30.4%	29.4%	30.5%
Commercial and industrial	23.9%	28.3%	28.6%	30.6%	31.9%
Premium finance	3.5%	3.2%	3.4%	3.0%	—%
Leases	2.8%	—%	—%	—%	—%
Residential real estate	16.8%	16.8%	16.9%	17.0%	18.2%
Home equity lines of credit	3.5%	3.5%	3.6%	3.5%	3.7%
Consumer, indirect	16.0%	15.3%	14.8%	14.2%	13.4%
Consumer, direct	2.4%	2.3%	2.3%	2.3%	2.3%
Consumer	18.4%	17.6%	17.1%	16.5%	15.7%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$454,399	$469,788	$485,972	$490,170	$491,545

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at June 30, 2021 decreased $37.5 million compared to March 31, 2021. The decrease compared to March 31, 2021 was mostly driven by a decline in commercial and industrial loan balances due to $186.4 million in forgiveness proceeds received on PPP loans during the second quarter. This decrease was partially offset by $95.6 million in leases acquired from NSL, coupled with growth in commercial real estate and consumer indirect loans. Excluding the PPP loan balances, Peoples' total originated loans grew by 4% annualized compared to March 31, 2021.
The decline in construction loan balances of $28.0 million at March 31, 2021, compared to December 31, 2020, was mainly due to construction projects being completed and construction loans then converting to permanent financing. Compared to June 30, 2020, the growth in loans at September 30, 2020, was a result of the loans acquired through the Premium Finance acquisition, higher consumer indirect loan balances, which were up $41.4 million, or 37% annualized, and commercial real estate loan balances, which increased $14.2 million, or 8% annualized.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at June 30, 2021:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$57,756	$114,967	$172,723	57.1%
Mixed-use facilities	4,164	27,586	31,750	10.5%
Land only	16,388	11,396	27,784	9.2%
Assisted living facilities and nursing homes	13,694	9,876	23,570	7.8%
Office buildings and complexes	927	15,503	16,430	5.4%
Lodging and lodging related	3,839	7,002	10,841	3.6%
Storage facility	1,393	5,004	6,397	2.1%
Other (a)	2,438	10,718	13,156	4.3%
Total construction	$100,599	$202,052	$302,651	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$69,765	$2,470	$72,235	7.4%
Non-owner occupied	66,428	3,943	70,371	7.2%
Total office buildings and complexes	136,193	6,413	142,606	14.6%
Retail facilities:
Owner occupied	37,579	263	37,842	3.9%
Non-owner occupied	53,238	250	53,488	5.5%
Total retail facilities	90,817	513	91,330	9.4%
Mixed-use facilities:
Owner occupied	51,668	1,593	53,261	5.4%
Non-owner occupied	35,412	807	36,219	3.7%
Total mixed-use facilities	87,080	2,400	89,480	9.1%
Apartment complexes	84,046	2,538	86,584	8.8%
Light industrial facilities:
Owner occupied	61,683	1,261	62,944	6.4%
Non-owner occupied	20,300	2,254	22,554	2.3%
Total light industrial facilities	81,983	3,515	85,498	8.7%
Assisted living facilities and nursing homes	74,573	387	74,960	7.7%
Warehouse facilities:
Owner occupied	36,806	1,400	38,206	3.9%
Non-owner occupied	27,400	15	27,415	2.8%
Total warehouse facilities	64,206	1,415	65,621	6.7%
Lodging and lodging related:
Owner occupied	12,179	—	12,179	1.2%
Non-owner occupied	40,920	—	40,920	4.2%
Total lodging and lodging related	53,099	—	53,099	5.4%
Education services:
Owner occupied	13,561	98	13,659	1.4%
Non-owner occupied	18,964	4,000	22,964	2.3%
Total education services	32,525	4,098	36,623	3.7%
Gas station facilities:
Owner occupied	18,442	22	18,464	1.9%
Non-owner occupied	4,936	—	4,936	0.5%
Total gas station facilities	23,378	22	23,400	2.4%
Restaurant/bar facilities:
Owner occupied	13,044	372	13,416	1.4%
Non-owner occupied	6,097	—	6,097	0.6%
Total restaurant/bar facilities	19,141	372	19,513	2.0%
Other (a)	201,219	9,447	210,666	21.5%
Total commercial real estate, other	$948,260	$31,120	$979,380	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky and West Virginia. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at either June 30, 2021 or December 31, 2020. The repayment of Premium Finance loans are secured by the underlying insurance policy, and therefore, have no geographical impact from a repayment perspective.
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
Peoples is a PPP participating lender, and the PPP loans originated are included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The following tables detail Peoples' PPP loans and related income:

(Dollars in millions)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
PPP aggregate outstanding principal balances	$194.7	$349.9	$374.8	$472.0	$457.7
PPP net deferred loan origination fees	7.1	9.3	7.9	11.6	13.6

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30,
(Dollars in millions)				2021	2020
Amortization of net deferred loan origination fees	$3.4	$4.7	$1.9	$8.1	$1.9
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
At June 30, 2021, Peoples had approximately $17.5 million of deferments outstanding. Of this total, commercial loan deferments comprised approximately $17.0 million, while consumer loans totaled approximately $0.5 million. The increase in commercial loan modifications compared to $13.0 million at March 31, 2021 was related to one hotel operator; however, the aggregate payment relief totaled 6 months, which is consistent with the approach taken with other customers within that industry. At December 31, 2020, Peoples had $21.0 million in loan deferments, $13.6 million at September 30, 2020 and $486.0 million at June 30, 2020. The significant decline in the deferments during the third quarter of 2020 was a result of improvement in the overall economy after restrictions in place had been lifted, and business and customers were returning to work, enabling them to meet their obligations.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Commercial real estate	$18,147	$18,663	$19,423	$21,549	$21,810
Commercial and industrial	8,686	10,108	12,763	13,099	10,106
Premium finance	998	1,160	1,095	986	—
Leases	3,715	—	—	—	—
Total commercial	31,546	29,931	33,281	35,634	31,916
Residential real estate	4,837	4,935	6,044	5,988	6,380
Home equity lines of credit	1,504	1,494	1,860	1,797	1,755
Consumer, indirect	8,841	7,522	8,030	12,772	12,293
Consumer, direct	1,161	970	1,081	1,861	1,941
Consumer	10,002	8,492	9,111	14,633	14,234
Deposit account overdrafts	53	45	63	76	77
Allowance for credit losses	$47,942	$44,897	$50,359	$58,128	$54,362
As a percent of total loans	1.42%	1.32%	1.48%	1.67%	1.62%
During the second quarter of 2021, Peoples increased its allowance for credit losses due to the establishment of an allowance for credit losses on the leases acquired from NSL. Peoples recorded $3.3 million in provision for credit losses during the second quarter of 2021 in order to establish the allowance for credit losses for the acquired leases on acquisition date and added an additional $427,000 in allowance for credit losses on growth in leases during the second quarter of 2021. The declines in the commercial and industrial, and the residential real estate allowances for credit losses at June 30, 2021, compared to March 31, 2021 and December 31, 2020, were largely due improved economic factors in recent periods. Compared to March 31, 2021, the allowance for credit losses associated with consumer, indirect increased as a result of growth within that portfolio that occurred during the second quarter of 2021. The decrease in allowance for credit losses for March 31, 2021 compared to December 31, 2020, and from December 31, 2020 compared to September 30, 2020, was due to developments related to COVID-19 and the resulting positive impact on the economic assumptions used in estimating the allowance for credit losses under the CECL model.
During much of 2020, Peoples increased its allowance for credit losses based on CECL model results, which incorporated economic forecasts that included the impact of COVID-19 on certain economic factors. These forecasts included higher unemployment rates nationally and in Ohio, and lower Ohio Gross Domestic Product, which are the key assumptions within the CECL model, compared to prior periods. During the third quarter of 2020, Peoples also recorded allowance for credit losses associated with the loans acquired from Triumph Premium Finance on July 1, 2020, which had included $84.7 million in loans at the acquisition date.
The allowance for credit losses as a percent of total loans was negatively impacted by PPP loans, for which there is an SBA guarantee and no related allowance for credit losses is recorded. At June 30, 2021, PPP loans negatively impacted the allowance for credit losses as a percent of total loans by 9 basis points, compared to 15 basis points at March 31, 2021, 18 basis points at December 31, 2020, 26 basis points at September 30, 2020 and 23 basis points at June 30, 2020.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2020 Form 10-K and "Note 4 Loans" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Gross charge-offs:
Commercial real estate, other	$4	$157	$274	$109	$135
Commercial and industrial	5	293	465	146	15
Premium finance	7	16	1	2	—
Leases	525	—	—	—	—
Residential real estate	136	133	98	121	16
Home equity lines of credit	4	12	80	—	9

	Three Months Ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Consumer, indirect	269	505	498	370	336
Consumer, direct	31	36	59	15	51
Consumer	300	541	557	385	387
Deposit account overdrafts	89	103	139	202	119
Total gross charge-offs	$1,070	$1,255	$1,614	$965	$681
Recoveries:
Commercial real estate, other	$4	$—	$74	$4	$6
Commercial and industrial	18	—	512	—	805
Premium finance	—	—	—	—	—
Leases	110	—	—	—	—
Residential real estate	40	15	45	100	100
Home equity lines of credit	—	4	1	2	8
Consumer, indirect	63	105	41	64	72
Consumer, direct	11	26	12	13	10
Consumer	74	131	53	77	82
Deposit account overdrafts	44	54	30	47	49
Total recoveries	$290	$204	$715	$230	$1,050
Net charge-offs (recoveries):
Commercial real estate, other	$—	$157	$200	$105	$129
Commercial and industrial	(13)	293	(47)	146	(790)
Premium finance	7	16	1	2	—
Leases	415	—	—	—	—
Residential real estate	96	118	53	21	(84)
Home equity lines of credit	4	8	79	(2)	1
Consumer, indirect	206	400	457	306	264
Consumer, direct	20	10	47	2	41
Consumer	226	410	504	308	305
Deposit account overdrafts	45	49	109	155	70
Total net charge-offs (recoveries)	$780	$1,051	$899	$735	$(369)
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	—%	0.02%	0.02%	0.01%	0.02%
Commercial and industrial	—%	0.04%	(0.01)%	0.02%	(0.11)%
Leases	0.05%	—%	—%	—%	—%
Residential real estate	0.01%	0.01%	0.01%	—%	(0.01)%
Consumer, indirect	0.02%	0.05%	0.05%	0.03%	0.03%
Consumer, direct	—%	—%	0.01%	—%	0.01%
Consumer	0.02%	0.05%	0.06%	0.03%	0.04%
Deposit account overdrafts	0.01%	0.01%	0.02%	0.02%	0.01%
Total	0.09%	0.13%	0.10%	0.08%	(0.05)%
Each with "--%" not meaningful.
Net charge-offs during the second quarter of 2021 were 0.09% of average total loans on an annualized basis. Gross charge-offs in many loan categories declined compared to the linked quarter, while also being impacted by the charge-offs related to leases acquired from NSL, which were not recognized in prior periods. Peoples recognized a $450,000 charge-off on a commercial and industrial loan relationship, while also recording a $508,000 recovery on a previously charged-off commercial and industrial loan relationship during the fourth quarter of 2020. During the second quarter of 2020, Peoples recorded a $750,000 recovery on a commercial loan relationship that had been previously charged-off.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,361	$55	$—	$80	$130
Commercial and industrial	161	—	50	74	—
Premium finance	216	109	205	—	—
Leases	1,522	—	—	—	—
Residential real estate	342	662	1,975	2,548	1,618
Home equity lines of credit	60	180	82	27	46
Consumer, indirect	39	24	39	86	57
Consumer, direct	40	14	17	—	29
Consumer	79	38	56	86	86
Total loans 90+ days past due and accruing	$3,741	$1,044	$2,368	$2,815	$1,880
Nonaccrual loans:
Construction	$4	$4	$4	$4	$4
Commercial real estate, other	7,965	8,084	8,744	8,762	9,413
Commercial real estate	7,969	8,088	8,748	8,766	9,417
Commercial and industrial	3,938	4,067	4,017	4,067	4,745
Residential real estate	5,811	6,182	6,080	6,027	8,867
Home equity lines of credit	572	624	708	754	687
Consumer, indirect	704	825	883	801	802
Consumer, direct	100	146	160	148	208
Consumer	804	971	1,043	949	1,010
Total nonaccrual loans	$19,094	$19,932	$20,596	$20,563	$24,726
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$99	$337	367	$772	$265
Commercial and industrial	1,774	2,034	2,175	2,250	—
Residential real estate	1,784	2,064	2,295	2,481	38
Home equity lines of credit	129	156	159	165	—
Consumer, indirect	193	206	190	160	—
Consumer, direct	6	15	11	45	—
Consumer	199	221	201	205	—
Total nonaccrual TDRs	$3,985	$4,812	$5,197	$5,873	$303
Total nonperforming loans ("NPLs")	$26,820	$25,788	$28,161	$29,251	$26,909
OREO:
Commercial	$—	$—	$—	$145	$145
Residential	$239	$134	$134	$148	$91
Total OREO	$239	$134	$134	$293	$236
Total nonperforming assets ("NPAs")	$27,059	$25,922	$28,295	$29,544	$27,145

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Criticized loans (a)	$113,802	$116,424	$126,619	$123,219	$105,499
Classified loans (b)	69,166	76,095	72,518	76,009	66,567
Asset Quality Ratios:
NPLs as a percent of total loans (c)(d)	0.79%	0.76%	0.82%	0.84%	0.80%
NPAs as a percent of total assets (c)(d)	0.53%	0.50%	0.59%	0.60%	0.54%
NPAs as a percent of total loans and OREO (c)(d)	0.80%	0.76%	0.84%	0.85%	0.80%
Allowance for credit losses as a percent of NPLs (c)(d)	178.75%	174.10%	180.14%	198.72%	202.02%
Criticized loans as a percent of total loans (a)(c)	3.37%	3.41%	3.72%	3.55%	3.14%
Classified loans as a percent of total loans (b)(c)	2.05%	2.23%	2.13%	2.19%	1.98%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
During the second quarter of 2021, nonperforming assets increased $1.1 million, or 4%, compared to March 31, 2021. The increase in nonperforming assets compared to the prior quarter was primarily attributable to nonperforming leases acquired from NSL. The nonperforming loans as a percent of total loans and nonperforming assets as a percent of total assets ratios both increased compared to March 31, 2021, due to the acquired nonperforming leases. Nonperforming assets declined $2.3 million at March 31, 2021, compared to December 31, 2020, and was mostly due to several small relationships in both loans 90+ days past due and accruing and nonaccrual loans. Compared to June 30, 2020, the nonperforming assets grew $2.4 million at September 30, 2020, which was partially due to an increase in nonaccrual loans related to the relationship for which Peoples placed a specific reserve at September 30, 2020, while loans 90+ days past due and accruing also increased due to several smaller residential real estate loans.
Criticized loans, which are those categorized as special mention, substandard or doubtful, decreased $2.6 million, or 2%, compared to March 31, 2021 and increased $8.3 million, or 8%, compared to June 30, 2020. The decrease in the amount of criticized loans compared to March 31, 2021 was primarily due to the payoff of several smaller commercial loans. Criticized loans also declined $10.2 million at March 31, 2021, compared to December 31, 2020, which was primarily due to the upgrade of four commercial relationships, totaling $3.9 million, paydowns of $5.6 million, and $1.8 million of normal amortization. The increase of $17.7 million in criticized loans at September 30, 2020, from June 30, 2020, was attributable to $17.5 million of downgrades that were related to COVID-19.
Classified loans, which are those categorized as substandard or doubtful, decreased by $6.9 million, or 9%, compared to March 31, 2021, and were up $2.6 million, or 4%, compared to June 30, 2020. The decrease in classified loans, compared to March 31, 2021, was driven by the upgrade of one commercial and industrial loan relationship, and the payoff of several smaller commercial loans. Classified loans increased $9.4 million at September 30, 2020, compared to June 30, 2020, as there were $9.3 million of downgrades to classified loans that were related to COVID-19 during that period.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Non-interest-bearing deposits (a)	$1,181,045	$1,206,034	$997,323	$982,912	$1,005,732
Interest-bearing deposits:
Interest-bearing demand accounts (a)	732,478	722,470	692,113	666,134	666,181
Savings accounts	689,086	676,345	628,190	589,625	580,703
Retail certificates of deposit ("CDs")	417,466	433,214	445,930	461,216	474,593
Money market deposit accounts	547,412	586,099	591,373	581,398	598,641
Governmental deposit accounts	498,390	511,937	385,384	409,967	377,787
Brokered deposits	166,746	168,130	170,146	260,753	321,247
Total interest-bearing deposits	3,051,578	3,098,195	2,913,136	2,969,093	3,019,152
Total deposits	$4,232,623	$4,304,229	$3,910,459	$3,952,005	$4,024,884
Demand deposits as a percent of total deposits	45%	45%	43%	42%	42%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2021, period-end deposits decreased $71.7 million, or 2%, compared to March 31, 2021, and increased $207.7 million, or 5%, compared to June 30, 2020. The decrease in total deposits compared to March 31, 2021 was related to declines in money market deposits, non-interest bearing deposits, and retail CDs. At March 31, 2021, compared to December 31, 2020, Peoples experienced a significant increase in governmental deposit accounts, which was mostly due to seasonal fluctuation within these accounts.
Total deposits in all periods presented were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In prior quarterly periods in the table above, Peoples experienced increases in most low-cost deposit categories.
Peoples reduced its reliance on brokered deposits in each quarterly period, beginning after June 30, 2020. This decline was largely due to the increase in deposit balances from customers, which allowed Peoples to reduce its position in the higher-cost brokered CDs during each period. As part of its funding strategy, Peoples utilizes 90-day brokered deposits to fund interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of June 30, 2021, Peoples had seventeen effective interest rate swaps, with an aggregate notional value of $160.0 million, of which $110.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps hedged 90-day brokered deposits, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Demand deposits as a percent of total deposits grew at March 31, 2021 compared to December 31, 2020, and at December 31, 2020 compared to September 30, 2020, which increases were mostly due to an influx of deposits from customers as they maintained higher balances, PPP loan proceeds, fiscal stimulus and changes in customer spending habits resulting from the COVID-19 pandemic. Peoples continues its deposit strategy of growing low-cost core deposits, such as checking and savings accounts, while utilizing brokered deposits as a funding source when necessary.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Short-term borrowings:
FHLB 90-day advances	$—	$—	$—	$110,000	$110,000
Current portion of long-term FHLB advances	15,000	20,000	20,000	25,000	25,000
Retail repurchase agreements	51,496	47,868	53,261	47,063	42,912
Total short-term borrowings	$66,496	$67,868	$73,261	$182,063	$177,912
Long-term borrowings:
FHLB advances	$87,393	$102,645	102,957	$103,815	$105,005
Junior subordinated debt securities	7,688	7,650	7,611	7,571	7,531
Total long-term borrowings	$95,081	$110,295	$110,568	$111,386	$112,536
Total borrowed funds	$161,577	$178,163	$183,829	$293,449	$290,448
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds declined 9% compared to March 31, 2021, as Peoples utilized cash and cash equivalents, coupled with paydowns and proceeds from maturities from its investment securities portfolio to satisfy most of its liquidity needs. The decline in borrowed funds at June 30, 2021, compared to June 30, 2020 was mostly due to swap funding being moved to brokered deposits rather than the use of rolling 90-day advances to fund liquidity needs, coupled with the influx in deposit balances during the period, which was mostly related to PPP proceeds and government fiscal stimulus payments.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $6.2 million, or 8%, compared to March 31, 2021 and decreased $13.4 million compared to June 30, 2020. The increase compared to the end of the first quarter of 2021 was the result of an increase in interest payable and other liabilities coupled with changes related to the fair value of swap derivatives at June 30, 2021. The decrease compared to the end of the second quarter of 2020 was the result of a decrease in the fair value of swap derivatives offset by an increase in interest payable and other liabilities. Additional information regarding Peoples' interest rate swaps can be found in "Note 8 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital/Stockholders’ Equity
At June 30, 2021, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2021, Peoples had a capital conservation buffer of 4.75%. As such, Peoples exceeded the minimum ratios including the capital conservation buffer at June 30, 2021.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Capital Amounts:
Common Equity Tier 1	$383,502	$418,089	$409,400	$398,553	$408,619
Tier 1	391,190	425,739	417,011	406,124	416,150
Total (Tier 1 and Tier 2)	431,424	463,872	456,384	445,101	454,641
Net risk-weighted assets	$3,382,736	$3,365,637	$3,146,767	$3,106,817	$3,072,178
Capital Ratios:
Common Equity Tier 1	11.34%	12.42%	13.01%	12.83%	13.30%
Tier 1	11.56%	12.65%	13.25%	13.07%	13.55%
Total (Tier 1 and Tier 2)	12.75%	13.78%	14.50%	14.33%	14.80%
Tier 1 leverage ratio	7.87%	9.00%	8.97%	8.62%	8.97%
During the second quarter of 2021, Peoples' net income of $10.1 million exceeded dividends declared of $7.1 million and regulatory capital levels declined due to the recognition of goodwill and intangibles associated with the NSL acquisition. Net risk-weighted assets grew compared to March 31, 2021 mostly due to the forgiveness of PPP loans, which had no related risk-weighting, along with loan growth in other categories during the quarter. The NSL acquisition negatively impacted the regulatory capital ratios at March 31, 2021, as the purchase price was included in net risk-weighted assets and there was no capital issued in connection with the acquisition.
During 2020, Peoples repurchased common shares during each quarter of the year, which reduced regulatory capital levels. Peoples also completed the Premium Finance company acquisition on July 1, 2020, which impacted regulatory capital levels due to the recognition of goodwill and intangibles associated with the acquisition. Peoples did not repurchase any common shares in the six months of 2021.
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

The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Tangible equity:
Total stockholders' equity	$585,505	$578,893	$575,673	$566,856	$569,177
Less: goodwill and other intangible assets	221,576	184,007	184,597	185,397	176,625
Tangible equity	$363,929	$394,886	$391,076	$381,459	$392,552
Tangible assets:
Total assets	$5,067,634	$5,143,052	$4,760,764	$4,911,807	$4,985,819
Less: goodwill and other intangible assets	221,576	184,007	184,597	185,397	176,625
Tangible assets	$4,846,058	$4,959,045	$4,576,167	$4,726,410	$4,809,194
Tangible book value per common share:
Tangible equity	$363,929	$394,886	$391,076	$381,459	$392,552
Common shares outstanding	19,660,877	19,629,633	19,563,979	19,721,783	19,925,083
Tangible book value per common share	$18.51	$20.12	$19.99	$19.34	$19.70
Tangible equity to tangible assets ratio:
Tangible equity	$363,929	$394,886	$391,076	$381,459	$392,552
Tangible assets	$4,846,058	$4,959,045	$4,576,167	$4,726,410	$4,809,194
Tangible equity to tangible assets	7.51%	7.96%	8.55%	8.07%	8.16%
Tangible book value per common share declined to $18.51 at June 30, 2021, compared to $20.12 at March 31, 2021. The change in tangible book value per common share was mostly due to the acquisition from NSL and the additional intangible assets from that acquisition recorded during the second quarter of 2021. The increase in tangible book value per common share at December 31, 2020, compared to September 30, 2020, was the result of higher stockholders' equity as net income exceeded dividends declared during the period, as well as a reduction in common shares outstanding as Peoples actively repurchased common shares. The decline in the tangible book value per common share at September 30, 2020 compared to June 30, 2020, was mostly related to the repurchase of common shares during that period.
The tangible equity to tangible assets ratio declined at June 30, 2021 compared to March 31, 2021. This decline was driven by higher tangible assets related to increases in investment securities, cash and cash equivalents, and other assets, coupled with the intangible assets recorded during the second quarter of 2021 associated with the NSL acquisition. The decline in the tangible equity to tangible assets ratio at March 31, 2021 compared to December 31, 2020, was largely due to an increase in other assets that was driven by the NSL acquisition, for which the purchase price was paid and recorded on March 31, 2021. The higher tangible equity to tangible assets ratio at December 31, 2020, compared to September 30, 2020, was attributable to higher tangible equity, while tangible assets declined due to reductions in investment securities and total loans.

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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
300	$22,449	15.0%	$22,034	17.3%	$28,066	2.9%	$117,235	15.7%
200	14,972	10.0%	15,899	12.5%	27,475	2.9%	95,189	12.7%
100	7,519	5.0%	8,981	7.1%	22,391	2.4%	60,384	8.1%
(100)	(6,623)	(4.4)%	(7,030)	(5.5)%	(98,982)	(10.4)%	(116,205)	(15.5)%
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages will prepay. These prepayment speeds affect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, much like the current environment. The assumptions in the interest rate risk model could be incorrect, leading to either a lesser or greater impact on net interest income or asset duration.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2021, consideration of the bear steepener and bull flattener scenarios provide insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At June 30, 2021, the bear steepener scenario resulted in an increase in both net interest income and economic value of equity of 1.2% and 5.9%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At June 30, 2021, the bull flattener scenario resulted in a decrease in both net interest income and economic value of equity of 0.7% and 1.8%, respectively. Peoples was within the policy limitations for this alternative scenario as of June 30, 2021, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2021, Peoples had entered into seventeen interest rate swap contracts with an aggregate notional value of $160.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 8 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2021, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2020 was largely attributable to increased effective duration in the investment securities portfolio.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2020 Form 10-K.
At June 30, 2021, Peoples Bank had liquid assets of $287.3 million, which represented 5.0% of total assets and unfunded loan commitments. Peoples also had an additional $201.4 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Peoples is authorized to utilize the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund originations under the PPP; however, Peoples did not use the PPPLF during the first six months of 2021, or in 2020, and had no outstanding balance at June 30, 2021.
Since March 31, 2020, there has been an increase in deposit balances due to the influx of funds from the government fiscal stimulus, the PPP and other government actions. Peoples anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement funds are received. At the same time, we have experienced a decrease in the utilization rate for commercial lines of credit. This decrease is related to the receipt of PPP loan proceeds and other increased cash flows to certain companies. Peoples expects the commercial line of credit utilization percentage to revert back to more historical averages as time progresses. The utilization percentage for consumer line of credit products has been relatively steady.

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
Peoples Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Unaudited Condensed Consolidated Financial Statements. These activities are part of Peoples Bank's normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts and commitments to make additional capital contributions in low-income housing tax credit investments. Traditional off-balance sheet credit-related financial instruments continue to represent the most significant off-balance sheet exposure.

The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Home equity lines of credit	$134,516	$124,027	$117,792	$113,185	$116,634
Unadvanced construction loans	207,403	190,715	141,009	123,338	113,119
Other loan commitments	542,429	555,102	535,250	498,472	426,776
Loan commitments	$884,348	$869,844	$794,051	$734,995	$656,529
Standby letters of credit	$10,252	$10,295	$14,342	$13,177	$12,280
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

ITEM 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate income tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process. If adopted as proposed, the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2021:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number ( or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2021	1,268	(2)(3)	$33.26	(2)(3)	—	$11,431,179
May 1 – 31, 2021	600	(3)	$32.64	(3)	—	$11,431,179
June 1 – 30, 2021	265	(3)	$29.50	(3)	—	$11,431,179
Total	2,133		$32.62		—	$11,431,179
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of its outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended June 30, 2021.
(2)Information reported includes an aggregate of 996 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during April 2021.
(3)Information reported includes 272 common shares, 600 common shares, and 265 common shares purchased in open market transactions during April, May, and June, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Incorporated herein by reference to Exhibit 2.1 to the Current Report of Peoples Bancorp Inc. ("Peoples") on Form 8-K dated and filed on March 31, 2021 (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Filed herewith

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through July 28, 2021) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Filed herewith

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

Exhibit Number	Description	Exhibit Location

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	First Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (dated May 20, 2021, to be effective as of May 17, 2021)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 30, 2021	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	July 30, 2021	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer