Form 10-Q
period 2021-09-30
PEOPLES BANCORP INC
filed 2021-11-05
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,272,537 common shares, without par value, at November 4, 2021.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$129,842	$60,902
Interest-bearing deposits in other banks	369,840	91,198
Total cash and cash equivalents	499,682	152,100
Available-for-sale investment securities, at fair value (amortized cost of $1,294,654 at September 30, 2021 and $734,544 at December 31, 2020) (a)	1,297,090	753,013
Held-to-maturity investment securities, at amortized cost (fair value of $240,000 at September 30, 2021 and $68,082 at December 31, 2020) (a)	243,100	66,458
Other investment securities	34,486	37,560
Total investment securities (a)	1,574,676	857,031
Loans and leases, net of deferred fees and costs (b)	4,491,028	3,402,940
Allowance for credit losses	(77,382)	(50,359)
Net loans	4,413,646	3,352,581
Loans held for sale	2,699	4,659
Bank premises and equipment, net of accumulated depreciation	91,210	60,094
Bank owned life insurance	72,920	71,591
Goodwill	267,015	171,260
Other intangible assets	28,400	13,337
Other assets	109,504	78,111
Total assets	$7,059,752	$4,760,764
Liabilities
Deposits:
Non-interest-bearing	$1,559,993	$997,323
Interest-bearing	4,272,027	2,913,136
Total deposits	5,832,020	3,910,459
Short-term borrowings	184,693	73,261
Long-term borrowings	99,411	110,568
Accrued expenses and other liabilities	111,746	90,803
Total liabilities	6,227,870	4,185,091
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2021 and at December 31, 2020	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,806,435 shares issued at September 30, 2021 and 21,193,402 shares issued at December 31, 2020, including at each date shares held in treasury	685,428	422,536
Retained earnings	189,508	190,691
Accumulated other comprehensive (loss) income, net of deferred income taxes	(5,888)	1,336
Treasury stock, at cost, 1,599,593 shares at September 30, 2021 and 1,686,046 shares at December 31, 2020	(37,166)	(38,890)
Total stockholders’ equity	831,882	575,673
Total liabilities and stockholders’ equity	$7,059,752	$4,760,764
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $236, respectively, at September 30, 2021 and $0 and $60, respectively, at December 31, 2020.
(b)    Also referred to throughout this document as "total loans" and "loans held for investment."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans and leases	$40,748	$35,580	$115,196	$104,651
Interest and dividends on taxable investment securities	3,755	2,786	9,497	12,310
Interest on tax-exempt investment securities	882	614	2,358	1,903
Other interest income	82	33	175	317
Total interest income	45,467	39,013	127,226	119,181
Interest expense:
Interest on deposits	2,399	2,669	7,793	10,582
Interest on short-term borrowings	91	742	283	2,355
Interest on long-term borrowings	399	483	1,334	1,629
Total interest expense	2,889	3,894	9,410	14,566
Net interest income	42,578	35,119	117,816	104,615
Provision for credit losses	8,994	4,728	7,333	33,531
Net interest income after provision for credit losses	33,584	30,391	110,483	71,084
Non-interest income:
Electronic banking income	4,326	3,765	12,655	10,568
Trust and investment income	4,158	3,435	12,223	10,013
Insurance income	3,367	3,608	11,923	10,929
Deposit account service charges	2,549	2,266	6,578	6,995
Mortgage banking income	766	2,658	2,726	4,346
Bank owned life insurance income	437	462	1,329	1,514
Commercial loan swap fees	73	68	194	1,267
Net loss on asset disposals and other transactions	(308)	(28)	(459)	(237)
Net (loss) gain on investment securities	(166)	2	(704)	383
Other non-interest income	1,144	534	2,605	1,393
Total non-interest income	16,346	16,770	49,070	47,171
Non-interest expense:
Salaries and employee benefit costs	25,589	19,410	68,276	57,313
Professional fees	6,426	1,720	13,459	5,247
Net occupancy and equipment expense	3,551	3,383	10,167	9,688
Data processing and software expense	2,529	1,838	7,394	5,344
Electronic banking expense	2,037	2,095	6,006	5,839
Amortization of other intangible assets	1,279	857	3,267	2,314
Marketing expense	1,223	456	2,810	1,561
Franchise tax expense	810	882	2,487	2,645
FDIC insurance premium	807	570	1,596	717
Other loan expenses	487	342	1,443	1,255
Communication expense	411	283	1,079	857
Other non-interest expense	12,711	2,479	17,762	7,665
Total non-interest expense	57,860	34,315	135,746	100,445
(Loss) income before income taxes	(7,930)	12,846	23,807	17,810
Income tax (benefit) expense	(2,172)	2,636	3,999	3,616
Net (loss) income	$(5,758)	$10,210	$19,808	$14,194
(Loss) earnings per common share - basic	$(0.28)	$0.52	$0.99	$0.70
(Loss) earnings per common share - diluted	$(0.28)	$0.51	$0.99	$0.70
Weighted-average number of common shares outstanding - basic	20,640,519	19,504,503	19,751,853	19,862,409
Weighted-average number of common shares outstanding - diluted	20,789,271	19,637,689	19,890,672	19,998,353
Cash dividends declared	$7,093	$6,770	$20,991	$20,622
Cash dividends declared per common share	$0.36	$0.34	$1.07	$1.02

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net (loss) income	$(5,758)	$10,210	$19,808	$14,194
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(7,685)	(2,974)	(16,738)	15,480
Related tax benefit (expense)	1,592	624	3,493	(3,251)
Reclassification adjustment for net loss (gain) included in net (loss) income	166	(2)	704	(383)
Related tax (benefit) expense	(44)	—	(157)	80
Net effect on other comprehensive (loss) income	(5,971)	(2,352)	(12,698)	11,926
Defined benefit plan:
Net gain (loss) arising during the period	1,818	(533)	1,826	(1,054)
Related tax (expense) benefit	(407)	113	(408)	222
Amortization of unrecognized gain and service cost on benefit plans	20	33	81	97
Related tax expense	(5)	(7)	(18)	(21)
Recognition of gain due to settlement and curtailment	143	531	143	1,050
Related tax expense	(32)	(112)	(32)	(221)
Net effect on other comprehensive income	1,537	25	1,592	73
Cash flow hedges:
Net gain (loss) arising during the period	858	803	4,800	(9,661)
Related tax (expense) benefit	(90)	(168)	(918)	2,029
Net effect on other comprehensive income (loss)	768	635	3,882	(7,632)
Total other comprehensive (loss) income, net of tax	(3,666)	(1,692)	(7,224)	4,367
Total comprehensive (loss) income	$(9,424)	$8,518	$12,584	$18,561

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2021	$422,652	$202,359	$(2,222)	$(37,284)	$585,505
Net loss	—	(5,758)	—	—	(5,758)
Other comprehensive loss, net of tax	—	—	(3,666)	—	(3,666)
Cash dividends declared	—	(7,093)		—	(7,093)
Reissuance of treasury stock for common share awards	(51)	—	—	51	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(78)	(78)
Common shares issued under dividend reinvestment plan	277	—	—	—	277
Common shares issued under compensation plan for Boards of Directors	16	—	—	44	60
Common shares issued under employee stock purchase plan	37	—	—	101	138
Stock-based compensation	598	—	—	—	598
Issuance of common shares related to merger with Premier Financial Bancorp, Inc.	261,899	—	—	—	261,899
Balance, September 30, 2021	$685,428	$189,508	$(5,888)	$(37,166)	$831,882

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	19,808	—	—	19,808
Other comprehensive loss, net of tax	—	—	(7,224)	—	(7,224)
Cash dividends declared	—	(20,991)	—	—	(20,991)
Reissuance of treasury stock for common share awards	(2,223)	—	—	2,223	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,076)	(1,076)
Common shares issued under dividend reinvestment plan	655	—	—	—	655
Common shares issued under compensation plan for Boards of Directors	81	—	—	228	309
Common shares issued under employee stock purchase plan	98	—	—	275	373
Stock-based compensation	2,382	—	—	—	2,382
Issuance of common shares related to merger with Premier Financial Bancorp, Inc.	261,899	—	—	—	261,899
Balance, September 30, 2021	$685,428	$189,508	$(5,888)	$(37,166)	$831,882

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2020	$421,236	$173,572	$4,634	$(30,265)	$569,177
Net income	—	10,210	—	—	10,210
Other comprehensive income, net of tax	—	—	(1,692)	—	(1,692)
Cash dividends declared	—	(6,770)	—	—	(6,770)
Reissuance of treasury stock for common share awards	(321)	—	—	321	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(66)	(66)
Common shares repurchased under share repurchase program then in effect	—	—	—	(5,000)	(5,000)
Common shares issued under dividend reinvestment plan	220	—	—	—	220
Common shares issued under compensation plan for Boards of Directors	(11)	—	—	63	52
Common shares issued under employee stock purchase plan	(23)	—	—	134	111
Stock-based compensation	614	—	—	—	614
Balance, September 30, 2020	$421,715	$177,012	$2,942	$(34,813)	$566,856

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	14,194	—	—	14,194
Other comprehensive income, net of tax	—	—	4,367	—	4,367
Cash dividends declared	—	(20,622)	—	—	(20,622)
Reissuance of treasury stock for common share awards	(2,583)	—	—	2,583	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,052)	(1,052)
Common shares repurchased under share repurchase program then in effect	—	—	—	(25,000)	(25,000)
Common shares issued under dividend reinvestment plan	463	—	—	—	463
Common shares issued under compensation plan for Boards of Directors	9	—	—	316	325
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Common shares issued under employee stock purchase plan	(40)	—	—	350	310
Stock-based compensation	2,949	—	—	—	2,949
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, September 30, 2020	$421,715	$177,012	$2,942	$(34,813)	$566,856
(a)On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$66,722	$55,992
Investing activities:
Available-for-sale investment securities:
Purchases	(715,263)	(171,251)
Proceeds from sales	480,127	11,582
Proceeds from principal payments, calls and prepayments	227,574	248,021
Held-to-maturity investment securities:
Purchases	(181,331)	(8,404)
Proceeds from principal payments	3,774	3,834
Other investment securities:
Purchases	(1,221)	(5,901)
Proceeds from sales	8,552	7,937
Net decrease (increase) in loans held for investment	156,598	(505,161)
Net expenditures for premises and equipment	(5,893)	(3,702)
Proceeds from sales of other real estate owned	153	96
Proceeds from bank owned life insurance contracts	—	109
Business acquisitions, net of cash received	136,119	(94,856)
Investment in limited partnership and tax credit funds	(2,900)	(13)
Net cash provided by (used in) investing activities	106,289	(517,709)
Financing activities:
Net increase in non-interest-bearing deposits	69,557	311,704
Net increase in interest-bearing deposits	95,881	348,779
Net increase (decrease) in short-term borrowings	32,625	(154,914)
Proceeds from long-term borrowings	—	50,000
Payments on long-term borrowings	(2,156)	(1,857)
Cash dividends paid	(20,915)	(20,147)
Purchase of treasury stock under share repurchase program	—	(25,000)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,076)	(1,052)
Proceeds from issuance of common shares	655	262
Net cash provided by financing activities	174,571	507,775
Net increase in cash and cash equivalents	347,582	46,058
Cash and cash equivalents at beginning of period	152,100	115,193
Cash and cash equivalents at end of period	$499,682	$161,251

Supplemental cash flow information:
Interest paid	$10,262	$15,179
Income taxes paid	6,450	7,500
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	210	163
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	101	38

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2020 Form 10-K, as updated by the information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2021 (this "Form 10-Q").  Management has evaluated all significant events and transactions that occurred after September 30, 2021 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2020, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2020 Form 10-K.
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers a lease to be past due if any required principal or interest payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, the lease is typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged off amounts are credited to the allowance for credit losses.
Leases acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" leases. These leases are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other leases. The initial allowance for credit losses determined on a collective basis is allocated to individual leases. The total of the purchase price and the allowance for credit losses is the initial amortized cost basis of these leases. The variance between the initial amortized cost basis and the fair value of a lease is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the lease.
Leases acquired by Peoples in a business combination that are not considered purchased credit deteriorated are recorded at the fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to the leases' cost basis and is accreted or amortized to interest income over the leases' remaining life using the level yield method.
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
Accounting Standards Update ("ASU") 2021-05 - Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This ASU addresses stakeholders' concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. This ASU is effective for fiscal years beginning after December 15, 2021, for all entities. Peoples early adopted this ASU as of September 30, 2021. The adoption of this ASU did not have an impact on Peoples' consolidated financial statements.
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU allows relief where the benchmark interest rate is changed on a loan, lease or hedging relationship between March 12, 2020 and December 31, 2022. This ASU was early adopted as of September 30, 2021, and is not expected to have a significant impact on Peoples' consolidated financial statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform.
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. These amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Peoples adopted this ASU as of January 1, 2021. The adoption of this ASU did not have a material effect on Peoples' consolidated financial statements.
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
Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2020 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. government sponsored agencies	$—	$78,481	$—	$—	$5,363	$—
States and political subdivisions	—	252,919	—	—	114,919	—
Residential mortgage-backed securities	—	898,459	—	—	623,218	—
Commercial mortgage-backed securities	—	62,552	—	—	4,783	—
Bank-issued trust preferred securities	—	4,679	—	—	4,730	—
Total available-for-sale securities	—	1,297,090	—	—	753,013	—
Equity investment securities (a)	145	245	—	107	192	—
Derivative assets (b)	—	15,653	—	—	27,332	—
Liabilities:
Derivative liabilities (c)	$—	$22,904	$—	$—	$39,395	$—
(a)    Included in "Other investment securities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(b)    Included in "Other assets" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 10 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(c)    Included in "Accrued expenses and other liabilities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 10 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Available-for-Sale Investment Securities: The fair values reported by Peoples are determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, London Interbank Offered Rate ("LIBOR") yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.

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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy during the nine months ended September 30, 2021 and December 31, 2020.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2021			December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Loans held for sale	$—	$2,751	$—	$—	$4,733	$—
Other real estate owned ("OREO")	$—	$—	$11,268	$—	$—	$134
Servicing rights (a)(b)	$—	$—	$2,294	$—	$—	$2,591
(a) Included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(b) Peoples established a valuation allowance on servicing rights of $16 at September 30, 2021 and $161 at December 31, 2020, as the fair value of the servicing rights was less than the carrying value.

Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally 1-4 family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. Peoples uses a valuation model using quoted market prices of similar instruments in arriving at the fair value (Level 2).
Other Real Estate Owned: OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis. Peoples assesses the carrying value of OREO quarterly for impairment considering market activity and recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach (Level 3). The increase in OREO for the nine months ended September 30, 2021 was due to the OREO acquired in the Premier Financial Bancorp Inc. ("Premier") acquisition.
Servicing Rights: Servicing rights are included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. The fair value of servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3). The carrying value of servicing rights is not re-measured to fair value on a recurring basis. Peoples assesses the carrying value of servicing rights quarterly for impairment.

Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Unaudited Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$499,682	$499,682	$152,100	$152,100
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	29,995	29,147	—	—
States and political subdivisions	2	124,181	122,435	35,139	35,484
Residential mortgage-backed securities	2	41,035	41,501	25,890	26,742
Commercial mortgage-backed securities	2	47,889	46,917	5,429	5,856
Total held-to-maturity securities		243,100	240,000	66,458	68,082
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	n/a	17,918	17,918	21,718	21,718
Federal Reserve Bank ("FRB") stock	n/a	13,311	13,311	13,311	13,311
Total other investment securities at cost		31,229	31,229	35,029	35,029
Other investment securities at fair value:
Nonqualified deferred compensation (a)	2	2,083	2,083	1,867	1,867
Other investment securities (b)	2	784	784	365	365
Total other investment securities at fair value		2,867	2,867	2,232	2,232
Total other investment securities (b)		34,096	34,096	37,261	37,261
Loans and leases, net of deferred fees and costs	3	4,491,028	4,595,800	3,402,940	3,458,732
Bank owned life insurance	3	72,920	72,920	71,591	71,591
Liabilities:
Deposits	2	$5,832,020	$5,546,935	$3,910,459	$3,773,602
Short-term borrowings	2	184,693	186,028	73,261	74,170
Long-term borrowings	2	99,411	106,497	110,568	117,364
(a) Nonqualified deferred compensation includes mutual funds as part of the investment.
(b)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2021 and at December 31, 2020, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.

 For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instruments.  These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash and balances due from banks is a reasonable estimate of fair value (Level 1).
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing service in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Other Investment Securities: Other investment securities are measured at their respective redemption values due to restrictions placed on their transferability (Level 2).

Loans and Leases, Net of Deferred Fees and Costs: The fair value of portfolio loans and leases assumes sale of the underlying notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loans and other market factors, including liquidity.
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Obligations of:
U.S. government sponsored agencies	$78,916	$102	$(537)	$78,481
States and political subdivisions	252,706	3,220	(3,007)	252,919
Residential mortgage-backed securities	894,848	10,453	(6,842)	898,459
Commercial mortgage-backed securities	63,568	85	(1,101)	62,552
Bank-issued trust preferred securities	4,616	233	(170)	4,679
Total available-for-sale securities	$1,294,654	$14,093	$(11,657)	$1,297,090
December 31, 2020
Obligations of:
U.S. government sponsored agencies	$4,960	$403	$—	$5,363
States and political subdivisions	110,401	4,642	(124)	114,919
Residential mortgage-backed securities	609,865	15,377	(2,024)	623,218
Commercial mortgage-backed securities	4,622	161	—	4,783
Bank-issued trust preferred securities	4,696	192	(158)	4,730
Total available-for-sale securities	$734,544	$20,775	$(2,306)	$753,013

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross gains realized	$150	$2	$786	$386
Gross losses realized	(316)	—	(1,490)	(3)
Net (loss) gain realized	$(166)	$2	$(704)	$383
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had been in a continuous unrealized loss loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2021
Obligations of:
U.S. government sponsored agencies	$49,570	$537	$7	$—	$—	$—	$49,570	$537
States and political subdivisions	128,402	3,007	76	—	—	—	128,402	3,007
Residential mortgage-backed securities	466,518	6,079	72	36,160	763	16	502,678	6,842
Commercial mortgage-backed securities	48,974	1,101	17	—	—	—	48,974	1,101
Bank-issued trust preferred securities	—	—	—	1,830	170	2	1,830	170
Total	$693,464	$10,724	172	$37,990	$933	18	$731,454	$11,657
December 31, 2020
Obligations of:
States and political subdivisions	$17,651	$124	5	$—	$—	—	$17,651	$124
Residential mortgage-backed securities	156,659	1,795	45	9,892	229	13	166,551	2,024
Bank-issued trust preferred securities	494	6	1	1,848	152	2	2,342	158
Total	$174,804	$1,925	51	$11,740	$381	15	$186,544	$2,306

Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At September 30, 2021, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2021, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2021 and December 31, 2020 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $5.7 million at September 30, 2021 and $2.7 million at December 31, 2020.
At September 30, 2021, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2021 were attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2021.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$1,996	$66,436	$10,484	$78,916
States and political subdivisions	7,314	28,647	67,074	149,671	252,706
Residential mortgage-backed securities	7	981	56,615	837,245	894,848
Commercial mortgage-backed securities	1,887	—	34,169	27,512	63,568
Bank-issued trust preferred securities	—	—	4,616	—	4,616
Total available-for-sale securities	$9,208	$31,624	$228,910	$1,024,912	$1,294,654
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$2,069	$66,161	$10,251	$78,481
States and political subdivisions	7,375	29,538	68,100	147,906	252,919
Residential mortgage-backed securities	7	1,006	56,712	840,734	898,459
Commercial mortgage-backed securities	1,907	—	33,763	26,882	62,552
Bank-issued trust preferred securities	—	—	4,679	—	4,679
Total available-for-sale securities	$9,289	$32,613	$229,415	$1,025,773	$1,297,090
Total weighted-average yield	2.07%	2.56%	1.19%	1.58%	1.54%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Obligations of:
U.S. government sponsored agencies	$29,995	$—	$85	$(933)	$29,147
States and political subdivisions	124,417	(236)	675	(2,421)	122,435
Residential mortgage-backed securities	41,035	—	661	(195)	41,501
Commercial mortgage-backed securities	47,889	—	236	(1,208)	46,917
Total held-to-maturity securities	$243,336	$(236)	$1,657	$(4,757)	$240,000
December 31, 2020
Obligations of:
States and political subdivisions	$35,199	$(60)	$510	$(165)	$35,484
Residential mortgage-backed securities	25,890	—	852	—	26,742
Commercial mortgage-backed securities	5,429	—	427	—	5,856
Total held-to-maturity securities	$66,518	$(60)	$1,789	$(165)	$68,082
There were no gross gains or gross losses realized by Peoples from sales of held-to-maturity securities for any of the three and nine months ended September 30, 2021 and 2020.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of states and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. Since December 31, 2020, Peoples has purchased securities and designated them as held-to maturity and, as a result, at September 30, 2021, Peoples recorded $236,000 of allowance for credit losses for held-to-maturity securities, compared to $60,000 at December 31, 2020.

The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2021
Obligations of:
U.S. government sponsored agencies	$25,587	$933	5	—	—	—	$25,587	$933
States and political subdivisions	89,532	2,421	37	—	—	—	89,532	2,421
Residential mortgage-backed securities	17,426	195	2	—	—	—	17,426	195
Commercial mortgage-backed securities	39,641	1,208	11	—	—	—	39,641	1,208
Total	$172,186	$4,757	55	$—	$—	—	$172,186	$4,757
December 31, 2020
Obligations of:
States and political subdivisions	$18,662	$165	5	$—	$—	—	$18,662	$165
Total	$18,662	$165	5	$—	$—	—	$18,662	$165
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2021.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 22.3%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$29,995	$29,995
States and political subdivisions	—	989	2,511	120,917	124,417
Residential mortgage-backed securities	—	1,939	—	39,096	41,035
Commercial mortgage-backed securities	355	—	8,655	38,879	47,889
Total held-to-maturity securities	$355	$2,928	$11,166	$228,887	$243,336
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$—	$—	$29,147	$29,147
States and political subdivisions	—	1,132	2,794	118,509	122,435
Residential mortgage-backed securities	—	2,015	—	39,486	41,501
Commercial mortgage-backed securities	358	—	8,844	37,715	46,917
Total held-to-maturity securities	$358	$3,147	$11,638	$224,857	$240,000
Total weighted-average yield	2.25%	2.29%	2.37%	2.05%	2.07%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2021	December 31, 2020
FHLB stock	$17,918	$21,718
FRB stock	13,311	13,311
Nonqualified deferred compensation	2,083	1,867
Equity investment securities	390	299
Other investment securities	784	365
Total other investment securities	$34,486	$37,560

During the nine months ended September 30, 2021, Peoples redeemed $7.5 million of FHLB stock as requested by the FHLB. During the three months ended September 30, 2021, Peoples acquired $3.7 million in FHLB stock in the Merger with Premier.
During the three and nine months ended September 30, 2021, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized gain of $18,000 and $91,000, respectively. During the three and nine months ended September 30, 2020, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized gain of $1,000 and an unrealized loss of $15,000, respectively.
At September 30, 2021, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB as well as to derivative counterparties as collateral on unrealized interest rate swaps.
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2021	December 31, 2020

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$851,966	$547,244
Held-to-maturity	143,467	28,287
Securing collateral for cash flow hedge swaps:
Available-for-sale	36,314	—
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	7,036	2,175
Held-to-maturity	556	—

Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' footprint. Peoples also originates insurance premium finance loans and leases nationwide through its Peoples Premium Finance and North Star Leasing divisions, respectively. Loans and leases throughout this document are referred to as "total loans" and "loans held for investment".

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Construction	$174,784	$106,792
Commercial real estate, other	1,629,116	929,853
Commercial and industrial	858,538	973,645
Premium finance	134,755	114,758
Leases	111,446	—
Residential real estate	768,134	574,007
Home equity lines of credit	161,370	120,913
Consumer, indirect	543,256	503,527
Consumer, direct	108,702	79,094
Deposit account overdrafts	927	351
Total loans, at amortized cost	$4,491,028	$3,402,940

On September 17, 2021, Peoples completed the merger with Premier effective after the close of the business day. Peoples acquired $1.1 billion in loans, of which $285.3 million were considered purchased credit deteriorated loans. See "Note 13

Acquisitions" for more detail on the merger with Premier. Effective after the close of business on March 31, 2021, Peoples acquired $83.3 million in leases from NS Leasing, LLC (" NSL"), of which $5.2 million were considered purchased credit deteriorated leases. Refer to "Note 13 Acquisitions" for more detail on the acquisition of leases from NSL.
Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020. Peoples originated PPP loans of $159.2 million during the first nine months of 2021 and $488.9 million of PPP loans during the full year of 2020. At September 30, 2021, the PPP loans (including $28.2 million acquired from Premier) had an amortized cost of $135.8 million, and were included in commercial and industrial loan balance. As of September 30, 2021, deferred loan origination fees, net of deferred origination costs, totaled $4.0 million. During the third quarter of 2021, Peoples recorded amortization of net deferred loan origination fees of $3.8 million on PPP loans compared to $1.9 million for the third quarter of 2020. Peoples recorded accretion of net deferred loan origination fees of $11.2 million and $3.8 million, for the nine months ended September 30, 2021 and 2020, respectively. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in "Net interest income".
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $12.4 million at September 30, 2021 and $10.9 million at December 31, 2020.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing were as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$4	$—
Commercial real estate, other	17,301	1,912	9,111	—
Commercial and industrial	5,356	98	6,192	50
Premium finance	—	368	—	204
Leases	1,411	1,736	—	—
Residential real estate	9,735	1,156	8,375	1,975
Home equity lines of credit	976	61	867	82
Consumer, indirect	1,069	—	1,073	39
Consumer, direct	186	32	171	17
Total loans, at amortized cost	$36,034	$5,363	$25,793	$2,367
(a) There were $0.6 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2021 and $1.3 million at December 31, 2020.
During the first nine months of 2021, nonaccrual loans increased compared to December 31, 2020, primarily due to the non-accrual loans acquired from Premier, which added $13.0 million in nonaccrual loans at the end of the third quarter of 2021. As of September 30, 2021, the short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, Peoples had made were insignificant. Under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made in accordance with the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due at September 30, 2021. During the third quarter of 2021, accruing loans 90+ days past due increased primarily due to the loans acquired from Premier.
The amount of interest income recognized on loans past due 90 days or more during the three and nine months ended September 30, 2021 was $0.2 million and $0.9 million, respectively.

The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2021
Construction	$146	$16	$—	$162	$174,622	$174,784
Commercial real estate, other	4,513	2,349	14,116	20,978	1,608,138	1,629,116
Commercial and industrial	924	566	5,324	6,814	851,724	858,538
Premium finance	440	281	368	1,089	133,666	134,755
Leases	393	194	1,736	2,323	109,123	111,446
Residential real estate	4,138	2,649	5,353	12,140	755,994	768,134
Home equity lines of credit	487	166	758	1,411	159,959	161,370
Consumer, indirect	2,977	477	346	3,800	539,456	543,256
Consumer, direct	134	224	101	459	108,243	108,702
Deposit account overdrafts	—	—	—	—	927	927
Total loans, at amortized cost	$14,152	$6,922	$28,102	$49,176	$4,441,852	$4,491,028
December 31, 2020
Construction	$—	$344	$4	$348	$106,444	$106,792
Commercial real estate, other	1,943	283	8,643	10,869	918,984	929,853
Commercial and industrial	567	552	4,535	5,654	967,991	973,645
Premium finance	928	1,073	204	2,205	112,553	114,758
Residential real estate	6,739	2,688	5,512	14,939	559,068	574,007
Home equity lines of credit	309	58	780	1,147	119,766	120,913
Consumer, indirect	4,362	733	348	5,443	498,084	503,527
Consumer, direct	424	43	123	590	78,504	79,094
Deposit account overdrafts	—	—	—	—	351	351
Total loans, at amortized cost	$15,272	$5,774	$20,149	$41,195	$3,361,745	$3,402,940
Delinquency trends remained stable, as 98.9% of Peoples' loan portfolio was considered “current” at September 30, 2021, compared to 98.8% at December 31, 2020.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Loans pledged to FHLB	$752,382	$740,584
Loans pledged to FRB	135,504	107,340
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2020 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, including loans acquired from Premier, is as follows:
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
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loans. They are characterized by the distinct possibility that Peoples will sustain some loss if the weaknesses are not corrected.
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
Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard,” or “loss” consistent with the regulatory definitions and requirements of these classes. Leases are categorized as "special mention", "substandard", or "loss" based upon delinquency status and the prospect of collecting the remaining net investment balance owed under the lease. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as “pass" for disclosure purposes.
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2021:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans		Total Loans
Construction
Pass	$57,422	$73,789	$16,624	$3,289	$1,286	$2,829	$1,755	$4,170	$156,994
Special mention	290	—	7,185	1,092	3,805	138	—	—	12,510
Substandard	—	—	957	79	159	4,085	—	—	5,280
Total	57,712	73,789	24,766	4,460	5,250	7,052	1,755	4,170	174,784
Commercial real estate, other
Pass	195,110	266,264	240,617	153,836	160,057	427,073	23,815	12,128	1,466,772
Special mention	159	10,353	8,398	7,077	8,798	33,558	—	51	68,343
Substandard	—	1,679	6,644	2,299	5,668	76,655	371	41	93,316
Doubtful	—	—	—	—	—	669	—	—	669
Loss	—	—	—	—	—	16	—	—	16
Total	195,269	278,296	255,659	163,212	174,523	537,971	24,186	12,220	1,629,116
Commercial and industrial
Pass	241,877	135,119	90,671	67,107	30,843	102,471	154,178	14,440	822,266
Special mention	82	1,281	2,327	3,622	164	991	2,702	10	11,169

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans		Total Loans
Substandard	94	2,858	2,739	875	6,921	3,853	5,690	608	23,030
Doubtful	—	—	—	—	—	1,808	265	187	2,073
Total	242,053	139,258	95,737	71,604	37,928	109,123	162,835	15,245	858,538
Premium finance
Pass	131,142	3,613	—	—	—	—	—	—	134,755
Total	131,142	3,613	—	—	—	—	—	—	134,755
Leases
Pass	56,901	30,875	16,750	4,473	491	26	—	—	109,516
Special mention	99	10	68	17	—	—	—	—	194
Substandard	123	502	531	572	8	—	—	—	1,736
Total	57,123	31,387	17,349	5,062	499	26	—	—	111,446
Residential real estate
Pass	115,657	75,578	55,305	35,693	46,720	422,673	—	—	751,626
Substandard	—	—	—	—	—	16,079	—	—	16,079
Loss	—	—	—	—	—	429	—	—	429
Total	115,657	75,578	55,305	35,693	46,720	439,181	—	—	768,134
Home equity lines of credit
Pass	25,901	23,840	19,084	17,112	15,625	57,574	2,234	3,164	161,370
Total	25,901	23,840	19,084	17,112	15,625	57,574	2,234	3,164	161,370
Consumer, indirect
Pass	195,954	183,489	72,009	53,063	26,499	12,242	—	—	543,256
Total	195,954	183,489	72,009	53,063	26,499	12,242	—	—	543,256
Consumer, direct
Pass	42,124	30,880	15,541	9,863	3,861	6,433	—	—	108,702
Total	42,124	30,880	15,541	9,863	3,861	6,433	—	—	108,702
Deposit account overdrafts	927	—	—	—	—	—	—	—	927
Total loans, at amortized cost	$1,063,862	$840,130	$555,450	$360,069	$310,905	$1,169,602	$191,010	$34,799	$4,491,028
The following table summarizes the risk category of Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at December 31, 2020:

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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Construction	$4,276	$—
Commercial real estate, other	35,820	8,467
Commercial and industrial	11,446	6,333
Residential real estate	1,321	1,670
Home equity lines of credit	393	403
Total collateral dependent loans	$53,256	$16,873
The increase in collateral dependent loans at September 30, 2021, compared to December 31, 2020, was primarily due to $39.1 million in collateral dependent loans acquired from Premier.
Troubled Debt Restructurings
The following tables summarize the loans that were modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2021
Construction	1	$6	$6	$6
Commercial real estate, other	2	14	14	14
Commercial and industrial	3	327	327	327
Leases	2	182	184	178
Residential real estate	46	1,952	1,956	1,955
Home equity lines of credit	5	55	55	55
Consumer, indirect	9	95	95	95
Consumer, direct	3	9	9	9
Consumer	12	104	104	104
Total	71	$2,640	$2,646	$2,639

September 30, 2020
Commercial real estate, other	3	$2,214	$2,214	$1,112
Commercial and industrial	4	3,657	3,657	3,658
Residential real estate	10	608	608	608
Home equity lines of credit	3	68	68	68
Consumer, indirect	11	126	126	126
Consumer, direct	2	16	16	16
Consumer	13	142	142	142
Total	33	$6,689	$6,689	$5,588
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2021
Construction	2	$350	$350	$350
Commercial real estate, other	3	37	37	37
Commercial and industrial	3	327	327	327
Leases	5	340	348	334
Residential real estate	54	2,367	2,376	2,366
Home equity lines of credit	9	315	315	307
Consumer, indirect	16	200	200	192
Consumer, direct	8	48	48	45
Consumer	24	248	248	237
Total	100	$3,984	$4,001	$3,958

September 30, 2020
Commercial real estate, other	5	$2,533	$2,533	$1,430
Commercial and industrial	5	3,803	3,803	3,804
Residential real estate	16	1,237	1,267	1,261
Home equity lines of credit	7	123	123	121
Consumer, indirect	23	235	235	216
Consumer, direct	5	68	68	63
Consumer	28	303	303	279
Total	61	$7,999	$8,029	$6,895
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
The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification) during the nine-month periods ended September 30:

	September 30, 2021			September 30, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses
Commercial real estate, other	—	$—	—	1	$54	—
Residential real estate	3	113	—	—	—	—
Total	3	$113	$—	1	$54	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended September 30, 2021 and September 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2021
Construction	$914	$2,127	$638	$(243)	$—	$—	$3,436
Commercial real estate, other	17,233	13,374	5,384	(179)	—	4	35,816
Commercial and industrial	8,686	4,286	1,059	(3)	(654)	4	13,378
Premium finance	998	—	—	146	(7)	—	1,137
Leases	3,715	—	—	1,101	(431)	120	4,505
Residential real estate	4,837	2,394	2,645	(312)	(44)	48	9,568
Home equity lines of credit	1,504	41	674	148	(180)	37	2,224
Consumer, indirect	8,841	—	—	(2,308)	(416)	43	6,160
Consumer, direct	1,161	112	180	(362)	(29)	17	1,079
Deposit account overdrafts	53	—	—	124	(135)	37	79
Total	$47,942	$22,334	$10,580	$(1,888)	$(1,896)	$310	$77,382
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2020
Construction	$2,662	$—	$—	$(148)	$—	$—	$2,514
Commercial real estate, other	19,148	—	—	(8)	(109)	4	19,035
Commercial and industrial	10,106	—	—	3,139	(146)	—	13,099
Premium finance	—	—	990	(2)	(2)	—	986
Residential real estate	6,380	—	—	(371)	(121)	100	5,988
Home equity lines of credit	1,755	—	—	40	—	2	1,797
Consumer, indirect	12,293	—	—	785	(370)	64	12,772
Consumer, direct	1,941	—	—	(78)	(15)	13	1,861
Deposit account overdrafts	77	—	—	154	(202)	47	76
Total	$54,362	$—	$990	$3,511	$(965)	$230	$58,128
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

Changes in the allowance for credit losses for the nine months ended September 30, 2021 and September 30, 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2021
Construction	$1,887	$2,127	$638	$(1,216)	$—	$—	$3,436
Commercial real estate, other	17,536	13,374	5,384	(325)	(161)	8	35,816
Commercial and industrial	12,763	4,286	1,059	(3,800)	(952)	22	13,378
Premium finance	1,095	—	—	72	(30)	—	1,137
Leases	—	493	3,288	1,450	(956)	230	4,505
Residential real estate	6,044	2,394	2,645	(1,305)	(313)	103	9,568
Home equity lines of credit	1,860	41	674	(196)	(196)	41	2,224
Consumer, indirect	8,030	—	—	(891)	(1,190)	211	6,160
Consumer, direct	1,081	112	180	(252)	(96)	54	1,079
Deposit account overdrafts	63	—	—	208	(327)	135	79
Total	$50,359	$22,827	$13,868	$(6,255)	$(4,221)	$804	$77,382
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, January 1, 2020 (a)	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2020
Construction	$600	$51	$—	$1,863	$—	$—	$2,514
Commercial real estate, other	7,193	1,356	—	10,614	(254)	126	19,035
Commercial and industrial	4,960	860	—	6,368	(1,098)	2,009	13,099
Premium finance	—	—	990	(2)	(2)	—	986
Residential real estate	3,977	383	—	1,626	(255)	257	5,988
Home equity lines of credit	1,570	2	—	237	(23)	11	1,797
Consumer, indirect	5,389	—	—	8,549	(1,427)	261	12,772
Consumer, direct	856	34	—	1,062	(128)	37	1,861
Deposit account overdrafts	94	—	—	360	(534)	156	76
Total	$24,639	$2,686	$990	$30,677	$(3,721)	$2,857	$58,128
(a)Peoples adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) on January 1, 2020.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

During the third quarter of 2021, Peoples recorded a provision for credit losses of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier. During the second quarter of 2021, Peoples recorded provision for credit losses to establish the allowance for credit losses of $3.3 million for the acquired non-purchased credit deteriorated leases from NSL along with an increase in allowance for credit loss of $0.5 million related to the purchase credit deteriorated leases acquired from NSL. Lastly, economic assumptions and loss drivers used in the CECL model continued to improve in the current year, partially offsetting the increase in allowance driven by the aforementioned acquired loans and leases. The PPP loans originated during 2021 and 2020 are guaranteed by the SBA, and therefore, had no impact on the allowance for credit losses at September 30, 2021 and at December 31, 2020.
At September 30, 2021, Peoples had recorded an allowance for unfunded commitments of $2.4 million, an increase compared to $2.2 million at June 30, 2021, and a decrease compared to $2.9 million at December 31, 2020. The total amount of unfunded commitments had increased compared to June 30, 2021 due to the unfunded commitments associated with the Premier acquisition and decreased compared to December 31, 2020 due to the improved economic forecast conditions. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Goodwill, beginning of year	$171,260	$165,701
Goodwill recorded from acquisitions	95,755	5,559
Goodwill, end of period	$267,015	$171,260
Peoples Bank entered into the Asset Purchase Agreement, dated March 24, 2021 with NSL. The transaction closed after the close of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. On April 1, 2021, Peoples recorded $24.7 million of goodwill related to the acquisition from NSL. On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc. Peoples recorded $46,000 of goodwill from this completed acquisition. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples recorded $71.0 million of goodwill. In 2020, Peoples completed its acquisition of Premium Finance, recording $5.5 million in goodwill. Also, in 2020 Peoples Insurance completed an acquisition of a property and casualty-focused independent insurance agency for which $0.1 million of goodwill was recorded. For additional information on these acquisitions, refer to "Note 13 Acquisitions."
Other Intangible Assets
Other intangible assets were comprised of the following at end of period, September 30, 2021 and end of year, December 31, 2020:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
September 30, 2021
Gross intangibles	$25,805	$25,096	$50,901
Accumulated amortization	(17,813)	(8,256)	(26,069)
Total acquisition-related intangibles	$7,992	$16,840	$24,832
Servicing rights			2,294
Indefinite-lived intangibles			1,274
Total other intangibles			$28,400
December 31, 2020
Gross intangibles	$22,233	$12,495	$34,728
Accumulated amortization	(17,298)	(6,579)	(23,877)
Total acquisition-related intangibles	$4,935	$5,916	$10,851
Servicing rights			2,486
Total other intangibles			$13,337
Other intangible assets recorded from the above-mentioned acquisitions year-to-date as of September 30, 2021 were $13.0 million of customer relationship intangible assets related to the NSL and Peoples Insurance acquisitions, and $4.2 million of core deposit intangible assets related to Premier. Refer to "Note 13 Acquisitions" for additional information. Other intangible assets recorded in 2020 included $5.0 million of customer relationship intangible assets from the Premium Finance and Peoples Insurance acquisitions.
The following table details estimated aggregate future amortization of other intangible assets at September 30, 2021:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2021	$574	$934	$1,508
2022	1,620	4,014	5,634
2023	1,257	3,712	4,969
2024	1,058	2,733	3,791
2025	891	1,941	2,832
Thereafter	2,592	3,506	6,098
Total	$7,992	$16,840	$24,832
The weighted average amortization period of other intangible assets is 8.1 years.
Servicing Rights
The following is an analysis of activity of servicing rights for the periods ended September 30,2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Balance, beginning of year	$2,486	$2,742
Amortization	(591)	(1,121)
Servicing rights originated	415	1,026
Valuation allowance	(16)	(161)
Balance, end of period	$2,294	$2,486
Peoples accounts for its servicing rights under the amortization method, recognizing a valuation allowance when amortized cost exceeds fair value. As of September 30, 2021, Peoples has recorded a valuation allowance of $16,000 related to the decrease in the fair value of servicing rights. During 2020, Peoples recorded a valuation allowance of $161,000 related to the decrease in the fair value of servicing rights.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the periods ended September 30,2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Minimum	Maximum	Minimum	Maximum
Discount rates	8.3%	10.8%	8.3%	10.8%
Prepayment speeds	8.4%	27.2%	12.8%	21.1%
The fair value of servicing rights was $2.3 million and $2.6 million at September 30, 2021 and December 31, 2020, respectively.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Retail CDs:
$100 or more	$343,324	$220,532
Less than $100	348,356	225,398
Retail CDs	691,680	445,930
Interest-bearing deposit accounts	1,140,639	692,113
Savings accounts	1,016,755	628,190
Money market deposit accounts	637,635	591,373
Governmental deposit accounts	679,305	385,384
Brokered deposit accounts (a)	106,013	170,146
Total interest-bearing deposits	4,272,027	2,913,136
Non-interest-bearing deposits	1,559,993	997,323
Total deposits	$5,832,020	$3,910,459
(a) At September 30, 2021, brokered deposit accounts included $100.0 million of brokered demand deposits.
At December 31, 2020, brokered deposit accounts included $50.0 million of 90-day brokered CDs and
$110.0 million of brokered demand deposits

Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $134.3 million and $89.0 million at September 30, 2021 and December 31, 2020, respectively. The increase compared to December 31, 2020 was mostly due to the deposits acquired from Premier.
The contractual maturities of retail CDs and brokered CDs and demand deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2021 (a)	$142,996	$101,307	$244,303
Year ending December 31, 2022	375,448	4,216	379,664
Year ending December 31, 2023	66,339	490	66,829
Year ending December 31, 2024	62,021	—	62,021
Year ending December 31, 2025	22,021	—	22,021
Thereafter	22,855	—	22,855
Total CDs	$691,680	$106,013	$797,693
(a) Brokered deposit accounts include $100.0 million of brokered demand deposits.
At September 30, 2021, Peoples had sixteen effective interest rate swaps, with an aggregate notional value of $150.0 million, of which $100.0 million were funded by brokered demand and savings deposits. Brokered demand deposits hedged by interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2021:

	Common Shares	Treasury Stock
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Release of restricted common shares	—	29,135
Cancellation of restricted common shares	—	7,168
Grant of restricted common shares	—	(101,926)
Grant of unrestricted common shares	—	(5,747)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	5,309
Disbursed out of treasury stock	—	(2,983)
Common shares issued under dividend reinvestment plan	23,348	—
Common shares issued under compensation plan for Boards of Directors	—	(5,535)
Common shares issued under employee stock purchase plan	—	(11,874)
Issuance of common shares related to the merger with Premier Financial Bancorp, Inc.	8,589,685	—
Shares at September 30, 2021	29,806,435	1,599,593
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. At September 30, 2021, Peoples had not repurchased any common shares under the share repurchase program authorized on January 28, 2021.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2021, Peoples had no preferred shares issued or outstanding.
On October 25, 2021, Peoples' Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on November 22, 2021, to shareholders of record on November 8, 2021. The following table details the cash dividends declared per common share during the four quarters of 2021 and the comparable periods of 2020:

	2021	2020
First quarter	$0.35	0.34
Second quarter	0.36	0.34
Third quarter	0.36	0.34
Fourth quarter	$0.36	$0.35
Total dividends declared	$1.43	$1.37
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the nine months ended September 30, 2021:

(Dollars in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	547	—	—	547
Realized loss due to settlement and curtailment, net of tax	—	111	—	111
Other comprehensive (loss) income, net of reclassifications and tax	(13,245)	1,481	3,882	(7,882)
Balance, September 30, 2021	$1,894	$(2,280)	$(5,502)	$(5,888)
Note 8 Employee Benefit Plans

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
The expected long-term rate of return on plan assets, which was determined as of January 1, 2021, is 7.0%. The following table details the components of the net periodic cost for the plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest cost	$60	$80	$194	$256
Expected return on plan assets	(143)	(187)	(492)	(577)
Amortization of net loss	21	35	84	101
Settlement of benefit obligation	143	531	143	1,050
Net periodic loss (income)	$81	$459	$(71)	$830
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
Peoples recorded a settlement charge of $143,000 during the three and nine months ended September 30, 2021 under the noncontributory defined benefit pension plan. Peoples recorded settlement charges of $531,000 and $1.1 million, respectively, during the three and nine months ended September 30, 2020 under the noncontributory defined benefit pension plan.

Note 9 Earnings Per Common Share

The calculations of basic and diluted (loss) earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2021	2020	2021	2020
Net (loss) income available to common shareholders	$(5,758)	$10,210	$19,808	$14,194
Less: Dividends paid on unvested shares	(79)	(96)	(214)	(274)
Add: Undistributed earnings (loss) allocated to unvested shares	21	(2)	2	4
Net (loss) earnings allocated to common shareholders	$(5,816)	$10,112	$19,596	$13,924

Weighted-average common shares outstanding	20,640,519	19,504,503	19,751,853	19,862,409
Effect of potentially dilutive common shares	148,752	133,186	138,819	135,944
Total weighted-average diluted common shares outstanding	20,789,271	19,637,689	19,890,672	19,998,353

(Loss) earnings per common share:
Basic	$(0.28)	$0.52	$0.99	$0.70
Diluted	$(0.28)	$0.51	$0.99	$0.70
Anti-dilutive common shares excluded from calculation:
Restricted shares	—	69,459	—	67,759
Note 10 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in the "Other assets" and the "Accrued expenses and other liabilities" lines in the accompanying Unaudited Consolidated Balance Sheets, while cash activity related to these derivatives is included in the activity in "Net cash provided by operating activities" in the Unaudited Condensed Consolidated Statements of Cash Flows.
Derivative Financial Instruments and Hedging Activities - Risk Management Objective of Using Derivative Financial Instruments
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. Peoples also manages interest rate risk through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the values of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2021, Peoples had entered into sixteen interest rate swap contracts with an aggregate notional value of $150.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and brokered demand deposits, which will continue to be rolled through the life of the swaps. At September 30, 2021, the interest rate swaps were designated as cash flow hedges of $100.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps were designated as cash flow hedges of 90-day FHLB Advances.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the three and nine months ended September 30, 2021, Peoples had reclassifications of losses to earnings of $766,000 and $2.3 million, respectively. During the three and nine months ended September 30, 2020, Peoples had reclassifications of losses to earnings of $732,000 and $1.2 million, respectively. During the next twelve months, Peoples estimates that minimal interest expense will be reclassified.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Notional amount	$150,000	$160,000
Weighted average pay rates	2.13%	2.18%
Weighted average receive rates	0.76%	0.38%
Weighted average maturity	3.8 years	4.4 years
Pre-tax unrealized losses included in AOCI	$(7,143)	$(11,879)
The following table presents net gains or losses recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount of (gain) loss recognized in AOCI, pre-tax	$(858)	$(803)	$(4,800)	$9,661
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$150,000	$7,252	$160,000	$12,063
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and nine months ended September 30, 2021 and at or for the year ended December 31, 2020.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$403,208	$15,653	$415,044	$27,332
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$403,208	$15,653	$415,044	$27,332
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2021 and December 31, 2020, Peoples had zero and $41.0 million, respectively, of cash pledged, while the counterparties had no amount of cash pledged at either date. Cash pledged was included in "Interest-bearing deposits in other banks" on the Audited Consolidated Balance Sheet as of December 31, 2020. Peoples had pledged $36.3 million and zero in investment securities at September 30, 2021 and December 31, 2020, respectively.

Note 11 Stock-Based Compensation

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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2021, Peoples granted an aggregate of 76,819 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2021:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	67,758	$23.71	250,992	$33.36
Awarded	25,107	32.58	76,819	31.48
Released	(9,127)	35.63	(73,611)	35.43
Forfeited	(500)	34.75	(6,668)	32.42
Outstanding at September 30	83,238	$25.01	247,532	$32.19
For the nine months ended September 30, 2021, the total intrinsic value for restricted common shares released was $2.6 million compared to $2.0 million for the nine months ended September 30, 2020.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Employee stock-based compensation expense:
Stock grant expense	$597	$615	$2,381	$2,950
Employee stock purchase plan expense	21	17	$55	$47
Performance unit benefit	—	—	$—	$(12)
Total employee stock-based compensation expense	618	632	$2,436	$2,985
Non-employee director stock-based compensation expense	60	53	$310	$288
Total stock-based compensation expense	678	685	$2,746	$3,273
Recognized tax benefit	(151)	(144)	(612)	(687)
Net stock-based compensation expense	$527	$541	$2,134	$2,586
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the nine months ended September 30, 2021 and 2020. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $3.0 million at September 30, 2021, which will be recognized over a weighted-average period of 1.9 years. On April 1, 2020, an aggregate of 18,952 unrestricted common shares were granted as a one-time special award to employees under the level of Vice President, with a related stock-based compensation expense of $396,000 being recognized.
In addition to the portion of directors' fees paid in common shares, non-employee director stock-based compensation expense included $135,000 during the first nine months of 2021, and $120,000 during the first nine months of 2020, reflecting separate grants of unrestricted common shares aggregating 4,347 and 3,680 common shares, respectively.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,231	$3,493	$9,603	$9,117
Fees related to third-party administration services (a)	76	107	276	375
Performance-based commissions (b)	60	9	2,044	1,437
Trust and investment income (a)	4,158	3,435	12,223	10,013
Electronic banking income:
Interchange income (a)	3,280	3,011	9,930	8,255
Promotional and usage income (a)	1,046	755	2,725	2,313
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	933	848	2,597	2,677
Transactional-based fees (b)	1,616	1,418	3,981	4,318
Commercial loan swap fees (b)	73	68	194	1,267
Other non-interest income transactional-based fees (b)	207	94	601	624
Total revenue from contracts with customers	$14,680	$13,238	$44,174	$40,396
Timing of revenue recognition:
Services transferred over time	$12,724	$11,649	$37,354	$32,750
Services transferred at a point in time	1,956	1,589	6,820	7,646
Total revenue from contracts with customers	$14,680	$13,238	$44,174	$40,396
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
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2021:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2021	$1,247	$5,224
Additional income receivable	144	—
Receipt of income previously receivable	(701)	—
Recognition of income previously deferred	—	(488)
Balance, September 30, 2021	$690	$4,736

Note 13 Acquisitions

Premier Financial Bancorp, Inc.
On September 17, 2021, Peoples completed its merger with Premier. Premier merged into Peoples, and Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operate 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and Washington, D.C., merged into Peoples’ wholly-owned subsidiary, Peoples Bank. As consideration, Premier shareholders were paid 0.58 common shares of Peoples for each full share of Premier that was owned at the acquisition date, resulting in the issuance of 8,589,685 common shares by Peoples, or $261.9 million. Peoples accounted for this transaction as a business combination under the acquisition method. Peoples completed the merger in an effort to diversify and expand its franchise, and further enhance its size and scale. Peoples believes the growth potential, and attractive market areas will benefit its future financial performance.
Peoples recorded acquisition-related expenses related to the Premier merger which included $9.8 million in other non-interest expense; $4.2 million in professional fees; $3.7 million in salaries and employee benefit costs; $181,000 in marketing expense; and $83,000 in data processing and software expense.
Peoples recorded the estimate of fair value based on initial valuations available at September 17, 2021. Due to the timing of the transaction closing date and this Form 10-Q, these estimated fair values are considered preliminary as of September 30, 2021, and are subject to adjustment for up to one year after September 17, 2021. Valuations subject to change include, but are not limited to, loans, bank premises, customer deposit intangibles (included in other intangible assets), certain deposits, trust preferred securities, deferred tax assets and liabilities, and certain other assets and other liabilities.
The following table provides the preliminary purchase price calculation as of the date of the Merger with Premier, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Premier common shares		14,811,200
Number of common shares of Peoples issued for each common share of Premier		0.58
Price per Peoples common share, based at closing date		$30.49
Common share consideration		261,899
Cash paid in lieu of fractional common shares		25
Total consideration		$261,924
Net assets at fair value
Assets
Cash and due from banks		$251,763
Interest-bearing deposits in other banks		1,025
Total cash and cash equivalents		252,788
Available-for-sale investment securities		563,294
Other investment securities		4,159
Total investment securities		567,453
Loans:
Construction	97,262	93,819
Commercial real estate, other	544,950	517,315
Commercial and industrial	132,293	127,880
Residential real estate	332,269	327,508
Home equity lines of credit	46,969	45,841
Consumer	21,083	21,527
Total loans	1,174,826	1,133,890
Bank premises and equipment		33,835
Other intangible assets		4,233
OREO		11,101
Other assets		19,671
Total assets		$2,022,971

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Liabilities
Deposits:
Non-interest-bearing		$735,236
Interest-bearing		1,020,887
Total deposits		1,756,123
Short-term borrowings		63,807
Long-term borrowings		6,070
Accrued expenses and other liabilities		6,036
Total liabilities		1,832,036
Net assets		190,935
Goodwill		$70,989
The recorded goodwill associated with the Premier merger is related to expected synergies and operational efficiencies to be gained from the combination of Premier with Peoples' operations. None of the goodwill associated with the Premier merger is expected to be deductible for tax purposes. The geographic locations of Premier will allow Peoples to continue to grow the loan and deposit portfolios, while also increasing Peoples' ability to penetrate the new markets with wealth management and insurance services, which should benefit Peoples in future periods. Additional information regarding other intangibles recognized in the acquisition can be found in "Note 5 Goodwill and Other Intangible Assets."
The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash and due from banks is a reasonable estimate of fair value.
Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans are based on current market rates at the acquisition date for new originations for comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.
Bank Premises and Equipment: The fair values of premises were based on a market approach, with third-party appraisals and broker opinions of value for land, office and branch space.
OREO: The fair values of OREO were based on a market approach, with third-party appraisals and broker opinions of value for land and buildings.
Customer Deposit Intangible: The customer deposit intangible represents the low cost of funding acquired core deposits provide relative to a marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The customer deposit intangible is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
Deposits: The fair values used for the demand and savings deposits equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates being offered at the acquisition date to the contractual interest rates on such time deposits.
Borrowings: Short-term borrowings consist of overnight repurchase agreements and rates, and given their short-term nature book value approximated fair value. The fair values of long-term borrowings are estimated using discounted cash flow analyses, based on incremental borrowing rates at acquisition date for similar types of instruments.
Loans acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes loans that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" loans. Acquired purchased credit deteriorated loans are reported net of the unamortized fair value adjustment. These loans are recorded at the purchase price, and an allowance for credit losses is determined based upon discrete credit marks, along with discounted cash flow models based upon similar pools of loans, using a similar methodology as for other loans. The following table details the fair value adjustment for acquired purchased credit deteriorated loans as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated loans
Construction	$23,232	$(2,127)	$(219)	$20,886
Commercial real estate, other	176,122	(13,374)	(8,022)	154,726
Commercial and industrial	26,341	(4,286)	281	22,336
Residential real estate	56,005	(2,394)	(2,166)	51,445
Home equity lines of credit	2,014	(41)	(68)	1,905
Consumer	1,614	(112)	63	1,565
Fair value	$285,328	$(22,334)	$(10,131)	$252,863
Peoples' operating results for the three-month and nine-month periods ended September 30, 2021 include the operating results of the acquired assets and assumed liabilities of Premier subsequent to the acquisition on September 17, 2021. Due to the conversion of Premier systems during the third quarter of 2021, as well as other streamlining and integration of the operating activities into those of Peoples, historical reporting for the former Premier operations is impracticable and the disclosures of revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to the acquisition. The following table presents unaudited pro forma information as if the acquisition of Premier had occurred on January 1, 2020. The pro forma adjustments include any changes in interest income due to the accretion of discounts, or amortization of premiums, associated with the fair value adjustments to acquired loans, interest-bearing deposits, long-term borrowings, trust preferred securities and customer deposit intangibles that would have resulted had the assets and liabilities been acquired as of January 1, 2020. The pro forma information excludes Peoples' acquisition-related expenses, which primarily included, but were not limited to, salaries and employee benefit costs, severance costs, professional fees, marketing expenses and deconversion costs. Those acquisition-related expenses totaled $16.2 million and $18.1 million for the quarter and year-to-date, respectively. The pro forma information also excludes a provision of credit losses of $11.0 million recorded to establish an allowance for credit losses for non-purchased credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquired loans. The pro forma information does not necessarily reflect the results of operations that would have occurred had Peoples acquired Premier on January 1, 2020. Additionally, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma For
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income	$59,248	$52,646	$168,644	$156,285
Non-interest income	19,071	18,967	57,061	53,507
Net income	17,492	16,151	56,862	31,529
Pikeville, Kentucky Insurance Agency
On May 4, 2021, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000. Peoples accounted for this transaction as a business combination under the acquisition method.
NS Leasing, LLC
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total cash consideration of $116.5 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangibles of $14.0 million, which included a customer relationship intangible, trade-name intangible and non-compete agreements related to this transaction. Peoples recorded an additional $0.4 million in non-interest expense during the third quarter of 2021 related to an update to the estimated earn-out provision of $2.7 million. As of

September 30, 2021, leases had grown to $111.4 million. Peoples accounted for this transaction as a business combination under the acquisition method.
The recorded goodwill associated with the NSL acquisition is related to expected synergies and operational efficiencies to be gained from the combination of NSL with Peoples' operations. The employees retained from the NSL acquisition should allow Peoples to continue to grow the lease portfolio, along with Peoples' resources, and should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill.
The bonus earn-out provision recorded by Peoples related to the NSL acquisition was determined based on a weighting of probability of outcomes, at present value. Peoples predominately weighted the outcomes of the factors at around a 100% payout expectation of the base earn-out, which is $2.7 million in total. Adjusting weighting into the bonus expectation in the third quarter resulted in an additional $625,000 of potential payout. Peoples anticipates that NSL will meet the minimums for the base earn-out payment, and will likely meet the targets set at acquisition for a 100% payout of the base earn-out.
The following table provides the preliminary purchase price calculation as of the date of acquisition for NSL and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)
Total purchase price (a)	$118,846
Net assets at fair value
Assets
Cash and due from banks	$216
Net leases	82,833
Bank premises and equipment, net of accumulated depreciation	470
Other intangible assets	14,009
Other assets	1,225
Total assets	$98,753
Liabilities
Accrued expenses and other liabilities	$4,627
Total liabilities	$4,627
Net assets	$94,126
Goodwill	$24,720
(a) Includes preliminary contingent consideration related to the bonus earn-out provision of $2.3 million. Peoples recorded an additional $0.4 million in non-interest expense related to an update to the estimated earn-out provision.
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2021, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at September 30, 2021:

(Dollars in thousands)	Change in fair value
Net assets
Other intangible assets	$(474)
Other assets	(380)
Accrued expenses and other liabilities	380
Change in goodwill	$(474)
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
The following table details the fair value adjustment for acquired purchased credit deteriorated leases as of the acquisition date:

(Dollars in thousands)	NSL
Purchased credit deteriorated leases
Par value	$5,248
Allowance for credit losses	(493)
Non-credit premium	85
Fair value	$4,840
Peoples recorded acquisition-related expenses related to the NSL acquisition during the third quarter of 2021, which included $13,000 in professional fees. For the first nine months of 2021, Peoples recorded acquisition-related expenses related to the NSL acquisition which included $2.1 million in professional fees; $209,000 in other non-interest expense; $3,000 in salaries and employee benefit costs; $3,000 in data processing and software expense; $2,000 in net occupancy and equipment expense; and $2,000 in marketing expense.
Note 14 Leases

Peoples has elected certain practical expedients, in accordance with Accounting Standards Codification 842 - Leases ("ASC 842"). Peoples has also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
Lessor Arrangements
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required principal or interest payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, leases are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses.
Peoples began originating leases with the acquisition of leases from NSL. The leases acquired were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, healthcare, manufacturing, office, restaurant, and other equipment. These sales-type leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. Other non-interest income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' sales-type leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2021
Interest and fees on leases (a)	$4,810	9,025
Other non-interest income	471	716
Total lease income	$5,281	$9,741
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

The following table summarizes the net investments in sales-type leases, which are included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2021
Lease payments receivable, at amortized cost	$139,445
Estimated residual values	120
Initial direct costs	802
Deferred revenue	(28,921)
Total leases, at amortized cost	111,446
Allowance for credit losses - leases	(4,505)
Net investment in sales-type leases	$106,941
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2021	$13,980
Year ending December 31, 2022	46,706
Year ending December 31, 2023	36,524
Year ending December 31, 2024	24,093
Year ending December 31, 2025	13,605
Thereafter	4,537
Lease payments receivable, at amortized cost	$139,445
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  At September 30, 2021, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have a ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$358	$334	1,038	995
Short-term lease expense	72	71	244	231
Total lease expense	$430	$405	$1,282	$1,226
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases:

(Dollars in thousands)	September 30, 2021	December 31, 2020
ROU assets:
Other assets	$8,732	$6,522
Lease liabilities:
Accrued expenses and other liabilities	$9,040	$6,776
Other information:
Weighted-average remaining lease term	9.5 years	12.4 years
Weighted-average discount rate	2.39%	3.14%
During the three and nine months ended September 30, 2021, Peoples paid cash of $345,000 and $1,005,000, respectively, for operating leases. During the three and nine months ended September 30, 2020, Peoples paid cash of $320,000 and $960,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2021	$728
Year ending December 31, 2022	2,270
Year ending December 31, 2023	1,612
Year ending December 31, 2024	954
Year ending December 31, 2025	765
Thereafter	4,396
Total undiscounted lease payments	$10,725
Imputed interest	$(1,685)
Total lease liabilities	$9,040

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three and nine months ended September 30, 2021 and September 30, 2020. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
SELECTED FINANCIAL DATA
The following data should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the MD&A that follows:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, expect per share data)	2021	2020	2021	2020
Operating Data (a)
Total interest income	$45,467	$39,013	$127,226	$119,181
Total interest expense	2,889	3,894	9,410	14,566
Net interest income	42,578	35,119	117,816	104,615
Provision for credit losses	8,994	4,728	7,333	33,531
Net (loss) gain on investment securities	(166)	2	(704)	383
Net loss on asset disposals and other transactions	(308)	(28)	(459)	(237)
Total non-interest income excluding net gains and losses (b)	16,820	16,796	50,233	47,025
Total non-interest expense	57,860	34,315	135,746	100,445
Net (loss) income (c)	(5,758)	10,210	19,808	14,194
Balance Sheet Data (a)
Total investment securities	$1,574,676	$928,560	$1,574,676	$928,560
Loans and leases, net of deferred fees and costs ("total loans")	4,491,028	3,472,085	4,491,028	3,472,085
Allowance for credit losses	77,382	58,128	77,382	58,128
Goodwill and other intangible assets	295,415	185,397	295,415	185,397
Total assets	7,059,752	4,911,807	7,059,752	4,911,807
Non-interest-bearing deposits	1,559,993	982,912	1,559,993	982,912
Brokered deposits	106,013	260,753	106,013	260,753
Other interest-bearing deposits	4,166,014	2,697,905	4,166,014	2,697,905
Short-term borrowings	184,693	182,063	184,693	182,063
Junior subordinated debentures held by subsidiary trust	12,928	7,571	12,928	7,571
Other long-term borrowings	86,483	103,815	86,483	103,815
Total stockholders' equity	831,882	566,856	831,882	566,856
Tangible assets (d)	6,764,337	4,726,410	6,764,337	4,726,410
Tangible equity (d)	536,467	381,459	536,467	381,459
Per Common Share Data (a)
(Loss) earnings per common share – basic	$(0.28)	$0.52	$0.99	$0.70
(Loss) earnings per common share – diluted	(0.28)	0.51	0.99	0.70
Cash dividends declared per common share	0.36	0.34	1.07	1.02
Book value per common share (e)	29.43	28.74	29.43	28.74
Tangible book value per common share (d)(e)	$18.98	$19.34	$18.98	$19.34
Weighted-average number of common shares outstanding – basic	20,640,519	19,504,503	19,751,853	19,862,409
Weighted-average number of common shares outstanding – diluted	20,789,271	19,637,689	19,890,672	19,998,353
Common shares outstanding at end of period (e)	28,265,791	19,721,783	28,265,791	19,721,783
Closing share price at end of period (e)	$31.61	$19.09	$31.61	$19.09

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, expect per share data)	2021	2020	2021	2020
Significant Ratios (a)
Return on average stockholders' equity (f)	(3.64)%	7.16%	4.44%	3.28%
Return on average tangible equity (f)(g)	(4.76)%	11.36%	7.82%	5.38%
Return on average assets (f)	(0.42)%	0.83%	0.51%	0.40%
Return on average assets adjusted for non-core items (f)(h)	0.66%	0.91%	1.02%	0.47%
Average stockholders' equity to average assets	11.47%	11.56%	11.48%	12.29%
Average total loans to average deposits	77.17%	87.44%	79.48%	86.15%
Net interest margin (f)(i)	3.50%	3.14%	3.41%	3.27%
Efficiency ratio (j)	94.70%	64.12%	78.38%	64.37%
Efficiency ratio adjusted for non-core items (k)	63.93%	61.81%	64.32%	62.44%
Pre-provision net revenue to total average assets (l)	0.11%	1.43%	0.83%	1.45%
Dividend payout ratio (m)(n)	NM	66.31%	NM	145.29%
Total loans to deposits (e)	77.05%	88.04%	77.05%	88.04%
Total investment securities as percentage of total assets (e)	22.30%	18.90%	22.30%	18.90%
Asset Quality Ratios (a)
Nonperforming loans as a percent of total loans (e)(o)	0.92%	0.84%	0.92%	0.84%
Nonperforming assets as a percent of total assets (e)(o)	0.75%	0.60%	0.75%	0.60%
Nonperforming assets as a percent of total loans and OREO (e)(o)	1.17%	0.85%	1.17%	0.85%
Criticized loans as a percent of total loans (e)(p)	5.23%	3.55%	5.23%	3.55%
Classified loans as a percent of total loans (e)(q)	3.18%	2.19%	3.18%	2.19%
Allowance for credit losses as a percent of total loans (e)	1.72%	1.67%	1.72%	1.67%
Allowance for credit losses as a percent of nonperforming loans (e)(o)	186.93%	198.72%	186.93%	198.72%
Provision for credit losses as a percent of average total loans	1.01%	0.55%	0.28%	1.40%
Net charge-offs as a percentage of average total loans	0.18%	0.08%	0.13%	0.04%
Capital Information (a)(e)
Common equity tier 1 capital ratio (r)	12.30%	12.83%	12.30%	12.83%
Tier 1 risk-based capital ratio	12.58%	13.07%	12.58%	13.07%
Total risk-based capital ratio (tier 1 and tier 2)	13.83%	14.33%	13.83%	14.33%
Tier 1 leverage ratio	11.20%	8.62%	11.20%	8.62%
Common equity tier 1 capital	$567,172	$398.553	$567,172	$398.553
Tier 1 capital	580,100	406,124	580,100	406,124
Total capital (tier 1 and tier 2)	637,802	445,101	637,802	445,101
Total risk-weighted assets	$4,611,321	$3,106,817	$4,611,321	$3,106,817
Total stockholders' equity to total assets	11.78%	11.54%	11.78%	11.54%
Tangible equity to tangible assets (d)	7.93%	8.07%	7.93%	8.07%
(a)Reflects the impact of the acquisitions of Premium Finance on July 1, 2020, NSL beginning April 1, 2021, and of Premier beginning September 17, 2021.
(b)Total non-interest income excluding net gains and losses, is a Non-US GAAP financial measure since it excludes all gains and/or losses included in earnings. Additional information regarding the calculation of total non-interest income excluding net gains and losses can be found under the caption "Efficiency Ratio (Non-US GAAP)."
(c)Net loss for the for the third quarter of 2021 included non-core non-interest expense totaling $18.4 million. Net income for the first nine months of 2021 included non-core non-interest expense totaling $23.8 million. Net income for the third quarter of 2020 and for the first nine months of 2020, included non-core non-interest expenses of $1.2 million and $3.0 million, respectively. Additional information regarding the non-core non-interest expense can be found under the caption "Core Non-Interest Expense (Non-US GAAP)."
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
(h)Return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, contract negotiation expenses, COVID-19-related expenses, a Peoples Bank Foundation, Inc. contribution, pension settlement charges and severance expenses included in earnings. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption "Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)."
(i)Information presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 22.3% for 2021 and a statutory federal rate of 21% for 2020.
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
(k)The efficiency ratio adjusted for non-core items is defined as core non-interest expense (less amortization of other intangible assets) as a percentage of fully tax-equivalent net interest income plus core non-interest income excluding all gains and losses. This amount represents a Non-US GAAP financial measure since it excludes the impact of all gains and losses, acquisition-related expenses, contract negotiation expenses, COVID-19-related expenses, a Peoples Bank Foundation, Inc. contribution, pension settlement charges and severance expenses included in earnings, and uses FTE net interest income. Additional information regarding the calculation of this Non-US GAAP financial measure can be found under the caption "Efficiency Ratio (Non-US GAAP).”
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
(m)The dividend payout ratio is calculated based on dividends declared during the period divided by net income, where applicable, for the period.
(n)NM = not meaningful.
(o)Nonperforming loans include loans 90+ days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(p)Includes loans categorized as special mention, substandard and doubtful.
(q)Includes loans categorized as substandard and doubtful.
(r)Peoples' capital conservation buffer was 5.83% at September 30, 2021 and 6.33% at September 30, 2020, compared to 2.50% for the fully phased-in capital conservation buffer required at January 1, 2019.
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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), the availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the recently-completed merger with Premier and the recently-completed acquisition of NSL, and the expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
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
(13)the discontinuation of the LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(28)Peoples' ability to integrate the NSL acquisition and the merger of Premier into Peoples, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(29)the risk that expected revenue synergies and cost savings from the merger of Peoples and Premier may not be fully realized or realized within the expected time frame;
(30)Peoples' continued ability to grow deposits;
(31)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;
(32)uncertainty regarding the impact of changes to the U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic, infrastructure spending and social programs; and,
(33)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Peoples is a diversified financial services holding company that makes available a banking products, such as deposit accounts, lending products and trust services.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples also offers a complete array of insurance products, commercial leasing and premium financing solutions, and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.   Peoples Bank also offers insurance premium finance lending nationwide through its Peoples Premium Finance division and, since April 1, 2021, offers lease financing through its North Star Leasing division. As of September 30, 2021, Peoples has 135 locations, including 119 full-service bank branches in Ohio, West Virginia, Kentucky, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant account policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at September 30, 2021, which are discussed in Peoples’ 2020 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On September 17, 2021, Peoples completed its merger with Premier Financial Bancorp, Inc. (“Premier”), in which Peoples acquired, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021 ("Merger Agreement"), Premier merged with and into Peoples (the “Merger”), and Premier Bank and Citizens subsequently merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of

Peoples Bank. Peoples acquired $1.1 billion in loans and $1.8 billion in deposits. Peoples preliminarily recorded $71.0 million in goodwill and $4.2 million in other intangible assets in connection with the Merger.
◦On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 to be paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded preliminary customer relationship intangible assets of $230,000 and preliminary goodwill of $46,000, related to this transaction.
◦On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC ("NSL") pursuant to an Asset Purchase Agreement, dated March 24, 2021 in which Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus a potential earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangibles of $14.0 million, which included customer relationship intangible, trade-name intangible and non-compete agreements related to this transaction. Peoples recorded an additional $0.4 million in non-interest expense during the third quarter of 2021 related to an update to the estimated earn-out provision of $2.7 million. As of September 30, 2021, equipment leases had grown to $111.4 million.
◦Peoples began originating loans during the second quarter of 2020 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of September 30, 2021, Peoples had $135.8 million aggregate principal amount in PPP loans outstanding (including $28.2 million acquired in the merger with Premier), which were included in commercial and industrial loan balances, compared to $187.6 million at June 30, 2021 and $366.9 million at December 31, 2020. Peoples recognized interest income of $3.1 million for deferred loan fees/cost accretion and $0.4 million of interest income on PPP loans during the third quarter of 2021, compared to $3.4 million and $0.7 million, respectively, for the second quarter of 2021 and $1.9 million and $1.2 million, respectively, for the third quarter of 2020. During the first nine months of 2021, Peoples recognized interest income of $11.2 million for deferred loan fees/cost accretion and $2.0 million of interest income on PPP loans compared to $3.8 million for deferred loan fees/costs accretion and $2.1 million of interest income during the first nine months of 2020.
◦Peoples provided relief solutions to consumer and commercial borrowers, including forbearance and modifications, during the COVID-19 pandemic. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts."
◦On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. This program replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $40 million of Peoples' outstanding common shares, which Peoples' Board of Directors had authorized on February 27, 2020 and which was terminated on January 28, 2021. There were no common share repurchases during the first nine months of 2021, under the existing share repurchase program. On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. This program had replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During the third quarter of 2020, Peoples repurchased 235,684 of Peoples' common shares through Peoples' then-effective common share repurchase program for a total of $5.0 million. For the first nine months of 2020, Peoples repurchased 1,119,752 in common shares for a total of $25.0 million.
◦During the third quarter of 2021, Peoples recorded a provision for credit losses of $9.0 million, compared to a provision for credit losses of $3.1 million in the linked quarter and a provision for credit losses of $4.7 million in the third quarter of 2020. During the third quarter of 2021, Peoples recorded a provision for credit losses of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier. The change in the amount of the provision for credit losses compared to the third quarter of 2020 was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to

COVID-19, coupled with the day-one allowances for credit losses required in connection with the acquisitions of loans from Premier in the third quarter of 2021.
◦For the third quarter of 2021, Peoples recorded $181,000 of expenses related to the COVID-19 pandemic, compared to $210,000 for the second quarter of 2021 and $148,000 for the third quarter of 2020. These expenses were primarily related to providing Peoples' employees meals in support of local businesses and assisting employees with childcare and elder care needs, as well as taking extra precautions in cleaning facilities.
◦During the third quarter of 2021, Peoples incurred $16.2 million of acquisition-related expenses, compared to $2.4 million in the second quarter of 2021 and $335,000 in the third quarter of 2020. Acquisition-related expenses for the nine months ended September 30, 2021 were $20.5 million, compared to $412,000 for the same period last year. The acquisition-related expenses in 2021 were primarily related to the NSL acquisition and the Premier acquisition. The acquisition-related expenses in 2020 were primarily related to the Triumph Premium Finance acquisition.
◦Peoples incurred $0.1 million in pension settlement charges for the third quarter of 2021 compared to $0.5 million for the third quarter of 2020, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing such charges during the relevant period. Peoples recorded $0.1 million of pension settlement charges for the nine months ended September 30, 2021 and $1.1 million for the nine months ended September 30, 2020.
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Triumph Premium Finance (referred to as "Premium Finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance continues to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at the acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill related to the acquisition. As of September 30, 2021, Peoples premium finance loans had grown to $134.8 million.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of September 30, 2021.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples recorded a net loss of $5.8 million for the third quarter of 2021, or $0.28 per diluted common share, compared to net income of $10.1 million, or $0.51 per diluted common share, for the second quarter of 2021, and net income of $10.2 million, or $0.51 per diluted share, for the third quarter of 2020. Non-core items, and the related tax effect of each, in net (loss) income included acquisition-related expenses, contract negotiation expenses, COVID-19-related expenses, a contribution to Peoples Bank Foundation, Inc., pension settlement charges, severance expenses, and gains and losses on investment securities, asset disposals and other transactions. Non-core items negatively impacted earnings per diluted common share by $0.71 for the third quarter of 2021, $0.10 for the second quarter of 2021, and by $0.05 for the third quarter of 2020. Net income in the third quarter of 2021 was largely affected by the acquisition of Premier.
For the first nine months of 2021, net income was $19.8 million, or $0.99 per diluted common share, compared to net income of $14.2 million, or $0.70 per diluted common share, for the nine months ended September 30, 2020. The increase in earnings was impacted primarily by the change in provision for credit losses in 2021 as compared to 2020. Non-core items negatively impacted earnings per diluted common share by $0.98 and $0.12 for the nine months ended September 30, 2021 and 2020, respectively.
Net interest income was $42.6 million for the third quarter of 2021, up 7% compared to $39.7 million for the second quarter of 2021, and an increase of 21% compared to $35.1 million for the third quarter of 2020. Net interest margin was 3.50% for the third quarter of 2021, compared to 3.45% for the second quarter of 2021, and 3.14% for the third quarter of 2020. Compared to the linked quarter and third quarter of 2020, net interest income and margin were improved due to the growth in leases and premium finance loans, coupled with the partial period impact of the Premier acquisition and lower cost of funds. Net interest income and margin both have been negatively impacted by the excess liquidity environment present in the financial services sector since the beginning of the COVID-19 pandemic by way of increased low yielding cash reserves. Net interest income and net interest margin continue to be impacted by the low interest rate environment caused by COVID-19 that continued throughout the third quarter of 2021. For the first nine months of 2021, net interest income increased $13.2 million, or 13%, compared to the first nine months of 2020, while net interest margin increased 14 basis points to 3.41%. The change in net interest income was the result of lower funding costs due to a shift from higher cost overnight FHLB advances to lower cost brokered deposits, as well as a higher volume of loans and leases due to the Premier, NSL and Premium Finance acquisitions.

Accretion income, net of amortization expense, from acquisitions was $1.0 million for the third quarter of 2021, $0.8 million for the second quarter of 2021, and $0.5 million for the third quarter of 2020, which added 8 basis points, 7 basis points, and 5 basis points, respectively, to net interest margin. Accretion income, net of amortization expense, from acquisitions was $2.2 million for the nine months ended September 30, 2021, compared to $2.6 million for the nine months ended September 30, 2020, which added 6 and 8 basis points, respectively, to net interest margin.
During the third quarter of 2021, Peoples recorded a provision for credit losses of $9.0 million, compared to a provision for credit losses of $3.1 million for the second quarter of 2021 and a provision for credit losses of $4.7 million for the third quarter of 2020. Net charge-offs for the third quarter of 2021 were $1.6 million, or 0.18% of average total loans annualized, compared to net charge-offs of $0.8 million, or 0.09% of average total loans annualized, for the linked quarter and net charge-offs of $0.7 million, or 0.08% of average total loans annualized, for the third quarter of 2020. Net charge-offs for the third quarter of 2021 included one commercial and industrial loan aggregating $0.5 million. Net charge-offs for the second quarter of 2021 included $0.4 million in leases. During the third quarter of 2021, Peoples recorded a provision for credit losses of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier. Compared to the third quarter of 2020, the change in the provision for credit losses was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, offset by the day-one allowances for credit losses required in connection with the acquisitions of Premier in the third quarter of 2021 and NSL in the second quarter of 2021.
The provision for credit losses during the first nine months of 2021 was $7.3 million, compared to a provision for credit losses of $33.5 million for the first nine months of 2020. Net charge-offs for the first nine months of 2021 were $3.4 million, or 0.13% of average total loans annualized, compared to net charge-offs of $0.9 million, or 0.04% annualized, for the first nine months of 2020. The change in the provision for credit losses compared to the first nine months of 2020 was primarily due to improved economic factors and updated loss drivers and their impact on assumptions used in the CECL model throughout the first nine months of 2021.
For the third quarter of 2021, total non-interest income increased $0.5 million, or 3%, compared to the second quarter of 2021 and decreased $0.4 million, or 3%, from the third quarter of 2020. The rise in non-interest income compared to the linked quarter was the result of an increase in overdraft fees included in deposit account service charges of $0.5 million and a $0.2 million increase in income recognized on leases related to the early termination of leases and other fees, offset partially by declines in trust and investment income, electronic banking income and mortgage banking income. Net losses of $0.5 million realized during the third quarter of 2021 were driven primarily by losses on the disposal of fixed assets acquired from Premier and the sales of securities during the third quarter of 2021, compared to net losses of $0.3 million for the linked quarter, and net gains of $26,000 for the third quarter of 2020.
For the nine months ended September 30, 2021, total non-interest income increased $1.9 million compared to the nine months ended September 30, 2020. The increase was driven by higher trust and investment income, associated with new accounts and increased market values of assets under administration and management, coupled with higher electronic banking income and $716,000 of non-interest income contributed by the leasing business.
Total non-interest expense increased $18.0 million, or 45%, for the third quarter of 2021 compared to the second quarter of 2021, and $23.5 million, or 69%, compared to the third quarter of 2020. The increase in total non-interest expense for the third quarter of 2021 compared to the linked quarter was primarily due to the recognition of $16.5 million of acquisition-related expenses due to the closing of the Premier acquisition during the quarter. Total non-interest expense in the third quarter of 2021 also contained other non-core expenses such as a one-time expense related to contract renewal negotiations of Peoples Bank's core banking systems of $1.9 million, and $0.2 million in COVID-19-related expenses. During the second quarter of 2021, non-core expenses included acquisition-related expenses of $2.4 million and $0.2 million in COVID-19-related expenses. For the third quarter of 2020, non-core expenses included $531,000 of pension settlement charges, $335,000 of acquisition-related expenses, $192,000 of severance expenses and $148,000 of COVID-19-related expenses. Compared to the third quarter of 2020, the increase in total non-interest expense was primarily due to an increase in acquisition-related expenses of $16.2 million, an increase in salaries and employee benefit costs of $6.2 million and an increase in amortization of intangible assets of $0.4 million. The increases in salaries and employee benefit costs and amortization of intangible assets were primarily the result of the acquisitions of Premier and NSL.
For the first nine months of 2021, total non-interest expense increased $35.3 million compared to the same period last year. The variance was driven primarily by increases of $20.5 million in acquisition-related expenses. The remainder of the increase was largely due to a $7.2 million rise in salaries and employee benefit costs, which was driven by the added ongoing costs of the recent acquisitions, along with higher sales and incentive compensation from increased production, growth in medical insurance and 401(k) costs, while data processing and software costs also increased $2.1 million. These changes were partially offset by decreases in pension settlement charges and COVID-19-related expenses. Similar to the quarterly comparisons, the acquisitions of Premier, NSL and Premium Finance increased salaries and employee benefit costs, as well as amortization of intangible assets.
Peoples' efficiency ratio, calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, for the third quarter of 2021 was 94.7%, compared to 68.6% for the second quarter of 2021, and 64.1% for the third quarter of 2020. The change in the efficiency ratio compared to the linked quarter was primarily due to the acquisition-related expenses mentioned above. The efficiency ratio, when adjusted for non-core items, was 63.9% for the third quarter of 2021, compared to 64.0% for the second quarter of 2021 and 61.8% for the third quarter of 2020. The efficiency ratio for the nine months ended September 30, 2021 was 78.4% compared to 64.4% for the nine months ended September 30, 2020. When adjusted for non-core items, the efficiency ratio was 64.3% for the first nine months of

2021 compared to 62.4% for the first nine months of 2020. Peoples continues to focus on controlling expenses, while recognizing some necessary costs in order to continue growing the business.
Peoples recorded an income tax benefit of $2.2 million for the third quarter of 2021, compared to income tax expense of $2.4 million for the linked quarter and $2.6 million for the third quarter of 2020. The income tax benefit for the third quarter of 2021, compared to the income tax expense for the linked quarter, was due to the net loss recognized in the third quarter of 2021. The increase in income tax expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due to higher pre-tax income.
At September 30, 2021, total assets were $7.06 billion, compared to $5.07 billion at June 30, 2021 and $4.76 billion at December 31, 2020. Total assets grew 39% compared to June 30, 2021, and was largely attributable to the Premier acquisition, which added $1.1 billion in loans, $563.3 million in investment securities, and the recognition of goodwill on the transaction of $71.0 million. The 48% increase compared to December 31, 2020 was also driven by the Premier acquisition, along with the $83.3 million of leases acquired from NSL, subsequent growth in leases of $28.1 million, and organic loan growth of $88.2 million, offset partially by $474.2 million in forgiveness received on PPP loans during the nine months ended September 30, 2021. The allowance for credit losses at September 30, 2021 increased to $77.4 million, or 1.72% of total loans, compared to $50.4 million and 1.48%, respectively, at December 31, 2020. Total assets increased $2.0 billion, or 39%, compared to the linked quarter. The increase was a result of the Premier acquisition.
Total liabilities were $6.23 billion at September 30, 2021, up from $4.48 billion at June 30, 2021 and $4.19 billion at December 31, 2020. The increase in total liabilities compared to June 30, 2021 was primarily due to deposits acquired from Premier of $1.8 billion, as well as retail repurchase agreements of $63.8 million. Also contributing to the increase compared to December 31, 2020 was higher total deposits associated with customers maintaining higher balances due primarily to economic stimulus payments provided by the government, as well as changes in customer buying habits.
At September 30, 2021, total stockholders' equity was $831.9 million, an increase of $256.2 million compared to December 31, 2020. The increase in total stockholders' equity was driven by common shares issued for the acquisition of Premier and net income for the first nine months of 2021, offset by $21.0 million in dividends paid to shareholders and the change in accumulated other comprehensive income to an accumulated other comprehensive loss of $7.2 million.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 22.3% for 2021 and a statutory federal corporate income tax rate of 21% for 2020.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Net interest income	$42,578	$39,660	$35,119	$117,816	$104,615
Taxable equivalent adjustment	351	324	262	970	803
Fully tax-equivalent net interest income	$42,929	$39,984	$35,381	$118,786	$105,418

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$199,007	$82	0.16%	$180,730	$53	0.12%	$97,430	$33	0.13%
Investment securities (a)(b):
Taxable	979,278	3,799	1.55%	883,948	3,217	1.45%	851,092	2,832	1.33%
Nontaxable	173,459	1,136	2.62%	168,015	1,095	2.61%	101,403	778	3.07%
Total investment securities	1,152,737	4,935	1.71%	1,051,963	4,312	1.64%	952,495	3,610	1.52%
Loans (b)(c):
Construction	125,178	1,196	3.74%	87,075	979	4.45%	105,488	1,179	4.37%
Commercial real estate, other	993,259	9,507	3.75%	916,604	8,829	3.81%	857,830	8,854	4.04%
Commercial and industrial	789,555	8,933	4.43%	887,756	9,241	4.12%	1,047,105	8,145	3.04%
Premium finance	122,828	1,542	4.91%	108,387	1,298	4.74%	92,533	1,871	7.91%
Leases	97,068	4,810	19.39%	86,519	4,215	19.27%	—	—	—%
Residential real estate (d)	652,184	6,648	4.08%	607,691	6,429	4.23%	661,694	7,870	4.76%
Home equity lines of credit	126,888	1,271	3.97%	119,354	1,180	3.97%	125,351	1,278	4.06%
Consumer, indirect	541,329	5,509	4.04%	529,180	5,313	4.03%	477,962	5,103	4.25%
Consumer, direct	86,935	1,385	6.32%	80,409	1,272	6.35%	82,139	1,332	6.45%
Total loans	3,535,224	40,801	4.55%	3,422,975	38,756	4.50%	3,450,102	35,632	4.08%
Allowance for credit losses	(51,610)			(46,967)			(56,519)
Net loans	3,483,614	40,801	4.61%	3,376,008	38,756	4.56%	3,393,583	35,632	4.14%
Total earning assets	4,835,358	45,818	3.74%	4,608,701	43,121	3.72%	4,443,508	39,275	3.49%
Goodwill and other intangible assets	232,361			222,553			185,816
Other assets	407,428			351,892			277,290
Total assets	$5,475,147			$5,183,146			$4,906,614
Interest-bearing deposits:
Savings accounts	$737,771	$23	0.01%	$680,825	$21	0.01%	$589,100	$34	0.02%
Governmental deposit accounts	542,855	458	0.33%	496,906	551	0.44%	398,653	511	0.51%
Interest-bearing demand accounts	795,565	74	0.04%	733,913	66	0.04%	671,987	66	0.04%
Money market accounts	533,497	67	0.05%	564,593	94	0.07%	589,078	216	0.15%
Retail certificates of deposit (e)	457,073	951	0.83%	424,279	980	0.93%	467,431	1,524	1.30%
Brokered deposits (e)	155,779	826	2.10%	167,109	865	2.08%	258,875	318	0.49%
Total interest-bearing deposits	3,222,540	2,399	0.30%	3,067,625	2,577	0.34%	2,975,124	2,669	0.36%
Borrowed funds:
Short-term FHLB advances	17,174	78	1.80%	19,176	81	1.69%	137,174	732	2.12%
Repurchase agreements and other	63,226	13	0.08%	50,852	11	0.09%	43,184	10	0.09%
Total short-term borrowings	80,400	91	0.45%	70,028	92	0.53%	180,358	742	1.64%
Long-term FHLB advances	86,561	316	1.45%	101,161	392	1.55%	103,906	402	1.54%
Other borrowings	8,470	83	3.92%	7,669	76	3.96%	7,551	81	4.29%
Total long-term borrowings	95,031	399	1.67%	108,830	468	1.72%	111,457	483	1.73%
Total borrowed funds	175,431	490	1.11%	178,858	560	1.26%	291,815	1,225	1.67%
Total interest-bearing liabilities	3,397,971	2,889	0.34%	3,246,483	3,137	0.39%	3,266,939	3,894	0.47%
Non-interest-bearing deposits	1,358,652			1,272,623			970,353
Other liabilities	90,741			82,209			102,267
Total liabilities	4,847,364			4,601,315			4,339,559
Total stockholders’ equity	627,783			581,831			567,055
Total liabilities and stockholders’ equity	$5,475,147			$5,183,146			$4,906,614
Interest rate spread (b)		$42,929	3.40%		$39,984	3.33%		$35,381	3.02%
Net interest margin (b)			3.50%			3.45%			3.14%

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$175,755	$175	0.13%	$111,852	$317	0.38%
Investment securities (a)(b):
Taxable	899,531	9,636	1.43%	894,008	12,448	1.86%
Nontaxable	149,636	3,035	2.70%	103,827	2,409	3.09%
Total investment securities	1,049,167	12,671	1.61%	997,835	14,857	1.99%
Loans (b)(c):
Construction	108,859	3,169	3.84%	108,426	3,656	4.43%
Commercial real estate, other	930,150	26,938	3.82%	848,202	27,784	4.30%
Commercial and industrial	872,421	28,773	4.35%	892,483	24,411	3.59%
Premium finance	112,925	4,137	4.83%	31,069	1,871	7.91%
Leases	61,551	9,025	19.34%	—	—	—%
Residential real estate (d)	624,993	19,749	4.21%	669,852	24,498	4.88%
Home equity lines of credit	122,720	3,638	3.96%	128,540	4,546	4.72%
Consumer, indirect	526,900	16,025	4.07%	438,784	14,066	4.28%
Consumer, direct	82,151	3,896	6.34%	78,904	3,978	6.73%
Total loans	3,442,670	115,350	4.44%	3,196,260	104,810	4.34%
Allowance for credit losses	(49,483)			(44,323)
Net loans	3,393,187	115,350	4.50%	3,151,937	104,810	4.40%
Total earning assets	4,618,109	128,196	3.68%	4,261,624	119,984	3.73%
Goodwill and other intangible assets	213,232			180,291
Other assets	360,842			264,238
Total assets	$5,192,183			$4,706,153
Interest-bearing deposits:
Savings accounts	$688,782	$79	0.02%	$558,514	$140	0.03%
Governmental deposit accounts	490,170	1,602	0.44%	366,139	1,671	0.61%
Interest-bearing demand accounts	743,562	205	0.04%	652,198	385	0.08%
Money market accounts	554,194	294	0.07%	547,291	1,271	0.31%
Retail certificates of deposit (e)	440,454	3,054	0.93%	479,185	5,453	1.52%
Brokered deposits (e)	166,000	2,559	2.06%	214,516	1,662	1.03%
Total interest-bearing deposits	3,083,162	7,793	0.34%	2,817,843	10,582	0.50%
Borrowed funds:
Short-term FHLB advances	18,773	246	1.75%	160,287	2,285	1.90%
Repurchase agreements and other	55,100	37	0.09%	45,613	70	0.26%
Total short-term borrowings	73,873	283	0.51%	205,900	2,355	1.54%
Long-term FHLB advances	96,765	1,099	1.52%	109,536	1,341	1.64%
Repurchase agreement and other borrowings	7,926	235	3.95%	9,148	288	5.40%
Total long-term borrowings	104,691	1,334	1.70%	118,684	1,629	1.93%
Total borrowed funds	178,564	1,617	1.21%	324,584	3,984	1.64%
Total interest-bearing liabilities	3,261,726	9,410	0.39%	3,142,427	14,566	0.62%
Non-interest-bearing deposits	1,248,330			892,301
Other liabilities	86,209			92,986
Total liabilities	4,596,265			4,127,714
Stockholders’ equity	595,918			578,439
Total liabilities and stockholders’ equity	$5,192,183			$4,706,153
Interest rate spread (b)		$118,786	3.29%		$105,418	3.11%
Net interest margin (b)			3.41%			3.27%
(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a fully tax-equivalent basis, a blended federal and state corporate income tax rate of 22.3% for 2021 and a statutory federal corporate income tax rate of 21% for 2020.
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

(e)Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances and interest expense on brokered deposits for the periods presented in which FHLB advances and brokered deposits were being utilized.
Peoples completed the acquisition of Premier on September 17, 2021, which impacted average total loan and deposit balances for the partial period in which the balances were included for the third quarter of 2021. Compared to the third quarter of 2020, average total loans grew mostly due to the leases acquired. Compared to the third quarter of 2020, average total deposit balances grew significantly due to the influx of funds from the PPP loan proceeds, changed customer spending habits and federal stimulus provided to customers.
In addition, average total loan balances for the first nine months of 2021 were higher than the prior year period due to the lease, Premium Finance and Premier balances acquired, coupled with the PPP loans originated since the start of the pandemic and loan growth. The average total deposit balances compared to 2020 grew considerably due to the influx of funds from the PPP loan proceeds, changed customer spending habits and federal stimulus provided to customers, while the Premier acquired balances had a minimal impact on the period.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2021 Compared to						Nine Months Ended September 30, 2021 Compared to
(Dollars in thousands)	June 30, 2021			September 30, 2020			September 30, 2020
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$22	$7	$29	$9	$41	$50	$(314)	$172	$(142)
Investment Securities (b):
Taxable	224	358	582	506	461	967	(2,939)	127	(2,812)
Nontaxable	4	37	41	(695)	1,053	358	(489)	1,115	626
Total investment income	228	395	623	(189)	1,514	1,325	(3,428)	1,242	(2,186)
Loans (b):
Construction	(848)	1,065	217	(746)	763	17	(510)	23	(487)
Commercial real estate, other	(883)	1,561	678	(3,242)	3,895	653	(4,252)	3,406	(846)
Commercial and industrial	3,146	(3,454)	(308)	10,684	(9,896)	788	5,242	(880)	4,362
Premium finance	52	192	244	(2,749)	2,420	(329)	(1,379)	3,645	2,266
Leases	28	567	595	—	4,810	4,810	—	9,025	9,025
Residential real estate	(1,179)	1,398	219	(1,110)	(112)	(1,222)	(3,182)	(1,567)	(4,749)
Home equity lines of credit	3	88	91	(84)	77	(7)	(709)	(199)	(908)
Consumer, indirect	20	176	196	(1,347)	1,753	406	(1,121)	3,080	1,959
Consumer, direct	(33)	146	113	(176)	229	53	(320)	238	(82)
Total loan income	306	1,739	2,045	1,230	3,939	5,169	(6,231)	16,771	10,540
Total interest income	$556	$2,141	$2,697	$1,050	$5,494	$6,544	$(9,973)	$18,185	$8,212
INTEREST EXPENSE:
Deposits:
Savings accounts	$—	$2	$2	$(51)	$40	$(11)	$(104)	$43	$(61)
Governmental deposit accounts	(365)	272	(93)	(742)	689	(53)	(720)	651	(69)
Interest-bearing demand accounts	2	6	8	(21)	29	8	(257)	77	(180)
Money market accounts	(22)	(5)	(27)	(131)	(17)	(148)	(1,002)	48	(954)
Retail certificates of deposit	(372)	343	(29)	(540)	(33)	(573)	(1,987)	(412)	(2,399)
Brokered deposits	71	(110)	(39)	1,351	(844)	507	1,548	(674)	874
Total deposit cost	(686)	508	(178)	(134)	(136)	(270)	(2,522)	(267)	(2,789)
Borrowed funds:
Short-term borrowings	22	(23)	(1)	(102)	(549)	(651)	(221)	(1,851)	(2,072)
Long-term borrowings	(30)	(39)	(69)	(55)	(29)	(84)	(109)	(186)	(295)
Total borrowed funds cost	(8)	(62)	(70)	(157)	(578)	(735)	(330)	(2,037)	(2,367)
Total interest expense	(694)	446	(248)	(291)	(714)	(1,005)	(2,852)	(2,304)	(5,156)
Fully tax-equivalent net interest income	$1,250	$1,695	$2,945	$1,341	$6,208	$7,549	$(7,121)	$20,489	$13,368

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis a blended federal and state corporate income tax rate of 22.3% for 2021 and a statutory federal corporate income tax rate of 21% for 2020.
Net interest income grew 7% compared to the linked quarter, benefiting from the Premier acquisition, growth in leases and Premium Finance balances, and the overall growth in interest-earning assets, coupled with lower deposit costs. Net interest income and net interest margin both have been negatively impacted by the excess liquidity environment present in the financial services sector since the beginning of the COVID-19 pandemic by way of increased low yielding cash reserves. Peoples recognized interest income on deferred loan fees/costs of $3.1 million and $3.4 million during the third and second quarters of 2021, respectively, along with $0.4 million and $0.7 million of interest earned on PPP loans during the third and second quarters of 2021, respectively. Net interest margin grew five basis points to 3.50% for the third quarter of 2021 compared to 3.45% for the linked quarter. The increase in net interest margin was driven by the PPP income, which benefited net interest margin by 18 basis points for the third quarter of 2021 compared to 15 basis points for the second quarter of 2021, while excess liquidity resulted in inflated cash balances which reduced net interest margin by 13 basis points compared to 12 basis points for the linked quarter.
Compared to the third quarter of 2020, net interest income increased 21%, which was due to the acquired leases, premium finance loans and additional PPP income from the deferred loan fees recognized, as well as controlled funding costs. Net interest margin expanded 36 basis points compared to 3.14% for the third quarter of 2020. The lease portfolio added $4.8 million to net interest income, and 28 basis points to net interest margin, for the third quarter of 2021. In late March of 2020, the Federal Reserve lowered the Federal Funds effective target range 150 basis points to 0.00% to 0.25%. The majority of Peoples' variable rate loan portfolio is tied to LIBOR or a prime rate, which continued to be lower than historical levels.
For the first nine months of 2021, net interest income grew 13%, and was driven by the addition of the lease and premium finance portfolios, along with PPP income, coupled with lower funding costs. Compared to the first nine months of 2020, net interest margin grew by 14 basis points and was driven by the 20 basis point addition of the leasing portfolio, while the PPP income contributed 20 basis points during 2021 compared to 6 basis points for 2020.
Accretion income, net of amortization expense, from acquisitions was $1.0 million for the third quarter of 2021, $0.8 million for the linked quarter and $0.5 million for the third quarter of 2020, which added 8 basis points, 7 basis points and 5 basis points, respectively, to net interest margin. For the first nine months of 2021, accretion income, net of amortization expense, from acquisitions totaled $2.2 million, and added 6 basis points to net interest margin, compared to $2.6 million, and 8 basis points for 2020.
Additional information regarding changes in the Unaudited Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this MD&A. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this MD&A under the caption "FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity."
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Provision for other credit losses	$8,870	$3,035	$4,574	$7,125	$33,171
Provision for checking account overdraft credit losses	124	53	154	208	360
Provision for credit losses	$8,994	$3,088	$4,728	$7,333	$33,531
As a percentage of average total loans (a)	1.01%	0.36%	0.55%	0.28%	1.40%
(a) Presented on an annualized basis.
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. During the third quarter of 2021, Peoples recorded a provision for credit losses of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier. Excluding the day-one allowance for credit losses related to loans acquired from Premier, the release of allowance for credit losses was based on changes in economic factors and loss drivers used in the CECL model. Compared to the third quarter of 2020, the change in the provision for credit losses was primarily due to the impact of economic assumptions used in the CECL model and Peoples' own credit portfolio developments related to COVID-19, coupled with the day-one allowance for credit losses required in connection with the acquisitions of Premier in the third quarter of 2021 and NSL in the second quarter of 2021.

Compared to the first nine months of 2020, the provision for credit losses declined significantly, as the economic forecasts utilized within the CECL model experienced notable recovery compared to those utilized during 2020, which had been impacted by the onset of the COVID-19 pandemic.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”
Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gain include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Net (loss) gain on investment securities	$(166)	$(202)	$2	$(704)	$383
Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(270)	$(132)	$(43)	$(429)	$(258)
Net (loss) gain on OREO	(32)	8	15	(24)	(1)
Net (loss) gain on other transactions	(6)	—	—	(6)	22
Net loss on asset disposals and other transactions	$(308)	$(124)	$(28)	$(459)	$(237)
Net losses for the third quarter of 2021 were driven primarily by losses on the disposal of fixed assets acquired from Premier and the sale of investment securities during the third quarter of 2021. During the third quarter of 2021, Peoples sold a portion of its available-for-sale investment securities and reinvested the proceeds into higher-yielding investments.
For the first nine months of 2021, a net loss on investment securities was recorded due to the sale of investment securities in order to reinvest proceeds into higher-yielding investment securities. During the second quarter of 2021, net loss on other assets was due to a market value write-down of $208,000 related to a closed office that was held for sale. The first nine months of 2021 included a net loss on other assets related to the write-down of a closed office in the second quarter of 2021 and the disposal of fixed assets acquired from Premier. The first nine months of 2020 included a net gain on investment securities that was recorded in connection with sales of investment securities. For the first nine months of 2020, net loss on other assets was driven by losses on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, accounted for 28% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the three months ended September 30, 2021 compared to 29% for the linked quarter and 32% for the third quarter of 2020. The recent decline in this ratio was driven by an increase in net interest income due to the acquisition of leases acquired from NSL.
For the third quarter of 2021, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
E-banking income	$4,326	$4,418	$3,765	$12,655	$10,568
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. The decreases in e-banking income compared to each of the linked quarter and the prior year quarter were driven by the increased usage of debit cards by customers, resulting from the COVID-19 pandemic. The increased usage has continued through the first nine months of 2021, resulting in higher e-banking income compared to the same period in 2020.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Fiduciary income	$1,944	$2,095	$1,710	$5,941	$5,112
Brokerage income	1,577	1,494	1,165	4,408	3,324
Employee benefit fees	637	631	560	1,874	1,577
Trust and investment income	$4,158	$4,220	$3,435	$12,223	$10,013
Fiduciary income and brokerage income are mostly driven by the values of assets under administration and management, which have increased in recent periods as the market values of existing accounts have been positively impacted and grown, coupled with new accounts added compared to prior periods. Employee benefit fees continue to increase compared to prior periods as Peoples focuses on growing the number of employee benefit plans it manages.
The following table details Peoples' assets under administration and management:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
(Dollars in thousands)
Trust	$1,937,123	$1,963,884	$1,916,892	$1,885,324	$1,609,270
Brokerage	1,133,668	1,119,247	1,071,126	1,009,521	921,688
Total	$3,070,791	$3,083,131	$2,988,018	$2,894,845	$2,530,958
Quarterly average	$3,105,476	$3,051,027	$2,927,458	$2,663.485	$2,510,978
The slight decline in assets under administration and management at September 30, 2021, compared to each prior period end, was largely driven by the decrease in market values late in the third quarter of 2021, while the quarterly average increased compared to prior quarters.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Property and casualty insurance commissions	$2,836	$2,765	$2,528	$8,356	$7,624
Life and health insurance commissions	396	430	965	1,248	1,494
Performance-based commissions	59	35	8	2,044	1,437
Other fees and charges	76	105	107	275	374
Insurance income	$3,367	$3,335	$3,608	$11,923	$10,929
For the third quarter of 2021, insurance income was relatively flat compared to the linked quarter. Compared to the third quarter of 2020, insurance income declined 7%, driven by decreases in life and health insurance commissions, offset partially by an increase in property and casualty insurance commissions. For the first nine months of 2021, insurance income increased $1.0 million, or 9%. This increase was driven by higher property and casualty, and performance-based commissions. Annually Peoples receives performance-based income commissions that are related to how much loss is incurred by underlying policies and the overall performance of the insurance carriers. The insurance income compared to prior periods was positively impacted by the addition of new customers.

Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Overdraft and non-sufficient funds fees	$1,420	$1,012	$1,216	$3,429	$3,741
Account maintenance fees	934	854	848	2,598	2,677
Other fees and charges	195	178	202	551	577
Deposit account service charges	$2,549	$2,044	$2,266	$6,578	$6,995
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges for the third quarter of 2021 grew compared to the linked quarter and the third quarter of 2020 due largely to an increase in volume of overdraft and non-sufficient fees charged due to customer activity. Deposit account service charges were negatively impacted during the second quarter of 2021 and the third quarter of 2020, mostly due to fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. For the first nine months of 2021, compared to the same period of 2020, deposit account service charges declined and were impacted by the COVID-19 pandemic items already mentioned.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Mortgage banking income	766	820	2,658	2,726	4,346
Bank owned life insurance income	437	446	462	1,329	1,514
Commercial loan swap fees	73	61	68	194	1,267
Other non-interest income	1,144	803	534	2,605	1,393
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined during the third quarter of 2021, compared to the linked quarter and the prior year quarter as refinancing activity slowed and a lower volume of new loan originations due to the lack of inventory of homes for sale. Compared to the first nine months of 2020, mortgage banking income declined 37%, because of lower origination volume caused by a lower inventory of homes for sale and less refinancing activity because of an increase in interest rates above historically low levels experienced as a result of the COVID-19 pandemic.
In the third quarter of 2021, Peoples recognized a gain of $0.4 million on the sale of $11.0 million in loans to the secondary market with servicing retained and $0.2 million on the sale of $10.3 million in loans with servicing released. In the second quarter of 2021, Peoples recognized a gain of $0.6 million on the sale of $15.8 million in loans with servicing retained and $185,000 on the sale of $7.8 million in loans with servicing released. In the third quarter of 2020 Peoples recognized a gain of $1.6 million on the sale of $35.2 million in loans sold servicing retained and a gain of $1.0 million on $68.2 million in loans sold servicing released. For the first nine months of 2021, Peoples recognized a gain of $1.8 million on the sale of $44.0 million in loans to the secondary market with servicing retained and a gain of $0.6 million on the sale of $27.7 million in loans with servicing released. For the first nine months of 2020, Peoples recognized a gain of $2.5 million on the sale of $78.6 million in loans sold servicing retained and a gain of $1.8 million on the sale of $124.2 million in loans sold servicing released. The volume of sales has a direct impact on the amount of mortgage banking income.
Bank owned life insurance income was down compared to the linked quarter and the third quarter of 2020. For the first nine months of 2021, bank owned life insurance declined 12%, primarily due to a $109,000 tax-free death benefit recognized during the first quarter of 2020.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees were up slightly compared to the linked quarter and the third quarter of 2020. Compared to the first nine months of 2020, commercial loan swap fees declined due to a lower volume of transactions during 2021 compared to the high volume of transactions entered into during the first nine months of 2020.
Other non-interest income increased compared to the linked quarter and the third quarter of 2020 and was driven by other fee income of $0.5 million recognized on leases related to the early termination of leases and other fees in the third quarter of 2021 compared to $0.2 million recognized in the second quarter of 2021. There was no income related to the early termination of leases in the third quarter of 2020, as NSL was not acquired until the second quarter of 2021. For the nine months ended September 30, 2021, other non-interest income was higher due to the recognition of $0.6 million related to fees received for the early termination of leases and lease syndications.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Base salaries and wages	$17,493	$13,488	$13,019	$43,746	$38,489
Sales-based and incentive compensation	4,013	4,593	3,493	12,034	9,320
Employee benefits	2,619	2,821	1,930	8,338	6,471
Payroll taxes and other employment costs	1,635	1,343	1,148	4,471	3,584
Stock-based compensation	618	604	632	2,437	2,985
Deferred personnel costs	(789)	(921)	(812)	(2,750)	(3,536)
Salaries and employee benefit costs	$25,589	$21,928	$19,410	$68,276	$57,313
Full-time equivalent employees:
Actual at end of period	1,181	925	886	1,181	886
Average during the period	990	914	890	942	893
Base salaries and wages increased 30% compared to the linked quarter and increased 34% compared to the third quarter of 2020. The increase for the third quarter of 2021 compared to prior periods was primarily due to the acquisition of Premier, which included $3.4 million in acquisition-related severance expense. For the first nine months of 2021, base salaries and wages increased 14% compared to the first nine months of 2020 as a result of the acquisition-related severance expense for Premier and additional salaries associated with NSL and a full nine months of Premium Finance.
The decrease in sales-based and incentive compensation for the third quarter of 2021 compared to the linked quarter was primarily due to lower incentive compensation related to insurance and mortgage banking. For the first nine months of 2021 compared to the same period in 2020, the increase was driven by the overall company performance relative to measures used in calculating incentive awards and higher sales-based compensation from insurance and trust and investments.
The increase in employee benefits for first nine months of 2021, compared to first nine months of 2020, was due to an increase to the employer 401(k) match made during 2021, as well as higher medical costs with the addition of the Premier and NSL employees. During the second quarter of 2021, Peoples increased the matching contribution to participant's 401(k) accounts, retroactive to January 1, 2021. This true-up was completed in the second quarter of 2021 and drove the increase in employee benefits for the third quarter of 2021 compared to the third quarter of 2020.
The increase in payroll taxes and other employment costs, compared to linked quarter, was primarily due to the taxes associated with the acquisition-related severance expense recognized in the third quarter of 2021. The increase in payroll taxes and other employment costs for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily related to higher base salaries and wages, coupled with the additional associates of Premier and NSL.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the first nine months of 2021 decreased compared to the first nine months of 2020 due to an additional $396,000 of unrestricted grants of common share awards to associates at the level of Assistant Vice President or below granted in the second quarter of 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The decrease in deferred personnel costs compared to the linked quarter was due to a reduction loan origination volume. The decrease in deferred personnel costs in the first nine months of 2021 compared to first nine months of 2020 was driven by the recognition of $921,000 in deferred personnel costs during the second quarter of 2020 related to the origination of PPP loans.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Depreciation	$1,365	$1,398	$1,507	$4,134	$4,519
Repairs and maintenance costs	1,017	903	767	2,863	2,225
Net rent expense	371	382	340	1,093	960
Property taxes, utilities and other costs	798	606	769	2,077	1,984
Net occupancy and equipment expense	$3,551	$3,289	$3,383	$10,167	$9,688
Depreciation on capitalized assets has declined during the second and third quarters of 2021, compared to both the third quarter of 2020, and the first nine months of 2020 as a result of certain capitalized assets and improvements reaching the end of their depreciable lives. In addition, Peoples recognized higher building maintenance costs during the first nine months of 2021, compared to 2020 due to various projects including painting, window replacements, drive-thru enhancements and parking lot sealing. Property taxes, utilities and other costs also increased during the nine months ended September 30, 2021, compared to the first nine months of 2020 as a result of an increase in other costs, primarily driven by low-cost furniture and fixtures not capitalized, offset by a reduction in utilities and property taxes.
Net occupancy and equipment expense increased 5% compared to the first nine months of 2020 mainly due to increased expenses associated with maintaining the Premium Finance location for a full period, the acquisition from NSL in second quarter of 2021 and the partial period impact of the merger with Premier in the third quarter of 2021.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Professional fees	$6,426	$3,565	$1,720	$13,459	$5,247
Data processing and software expense	2,529	2,411	1,838	7,394	5,344
E-banking expense	2,037	2,075	2,095	6,006	5,839
Amortization of other intangible assets	1,279	1,368	857	3,267	2,314
Marketing expense	1,223	676	456	2,810	1,561
Franchise tax expense	810	822	882	2,487	2,645
FDIC insurance premiums	807	326	570	1,596	717
Other loan expenses	487	494	342	1,443	1,255
Communication expense	411	386	283	1,079	857
Other non-interest expense	12,711	2,559	2,479	17,762	7,665
Professional fees increased $2.9 million from the linked quarter and $4.7 million from the third quarter of 2020 primarily due to investment banking fees and other acquisition-related expenses, which were related to the purchase of NSL and the merger with Premier. Professional fees included acquisition-related expenses of $2.4 million for the third quarter of 2021, $1.8 million for the second quarter of 2021, and $319,000 for the third quarter of 2020. For the first nine months of 2021, professional fees nearly doubled compared to the prior year, and included $6.2 million of acquisition-related expenses for 2021, compared to $363,000 for 2020.
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
E-banking expense was down slightly compared to the linked quarter, and is directly correlated to e-banking income, with the decrease due to lower costs associated with ATM processing expenses.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. Amortization of other intangible assets for the third quarter of 2021 was down $89,000 compared to the second quarter of 2021 due to adjustments to the fair value of intangible assets acquired from NSL, and the related changes to intangible amortization post-acquisition. Amortization of other intangible assets increased $422,000 compared to the third quarter of 2020 as a result of the NSL acquisition effective after the close of business on March 31, 2021.

Marketing expense increased compared to the second quarter of 2021 due primarily to additional advertising campaigns relating to the addition of Premier locations. Additionally, in giving back to the community, Peoples' contributions increased during the third quarter of 2021 and included a donation to each of Marietta College and the Ohio Valley Museum of Discovery.
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
Peoples' FDIC insurance premiums increased compared to the linked quarter, due to a decline in the leverage ratio which was impacted by the NSL acquisition in the second quarter, and decreased compared to December 31, 2020. Compared to the first nine months of 2020, the FDIC insurance premiums grew as a result of credits used by Peoples during the first two quarters of 2020 to offset its FDIC insurance premium. The FDIC insurance credits were related to the level of the Federal Deposit Insurance Fund ("DIF") that had continued to be above the target threshold for banks with total consolidated assets of less than $10 billion to recognize credits. Peoples utilized the remaining credits that had been issued to it in the second quarter of 2020.
Other loan expenses decreased slightly compared to the linked quarter due to lower expenses associated with business loans. Compared to the third quarter of 2020, other loan expenses increased mostly due to higher expenses associated with real estate loans and home equity lines of credit. Other loan expenses for the nine months ended September 30, 2021 increased $188,000 compared to the nine months ended September 30, 2020 due to increased loan origination activity.
Compared to the linked quarter, third quarter of 2020, and first nine months of 2020, communications expense grew as a result of upgraded networking to certain branches (including new branches acquired from Premier coupled with the addition of the NSL and Premium Finance locations acquired) and increased costs compared to the prior periods among certain vendors that provide communication services.
Other non-interest expense increased $10.2 million compared to the third quarter of 2020, and was mostly due to $9.6 million in acquisition-related expenses recognized during the third quarter of 2021.
Income Tax Expense
Peoples recorded an income tax benefit of $2.2 million for the third quarter of 2021, compared to income tax expense of $2.4 million for the linked quarter and income tax expense of $2.6 million for the third quarter of 2020. The income tax benefit during the third quarter of 2021, and the income tax expense recognized during the linked quarter and the third quarter of 2020 was heavily related to the amount of pre-tax income recognized during each period. Pretax income was impacted by acquisition-related expenses associated with the Premier acquisition during the third quarter of 2021. Peoples recorded income tax expense of $4.0 million for the nine months ended September 30, 2021, compared to $3.6 million for the nine months ended September 30, 2020. Pretax income for the nine months ended September 30, 2021 was largely impacted by acquisition-related expenses, contract negotiation expenses and other non-core expenses.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Pre-provision net revenue:
(Loss) income before income taxes	$(7,930)	$12,494	$12,846	$23,807	$17,810
Add: provision for credit losses	8,994	3,088	4,728	7,333	33,531
Add: loss on OREO	32	—	—	32	17
Add: loss on investment securities	316	499	—	1,490	2
Add: loss on other assets	363	238	115	687	258
Add: loss on other transactions	6	—	—	6	—
Less: gain on OREO	—	8	15	8	16
Less: gain on investment securities	150	297	2	786	385
Less: gain on other assets	93	106	72	258	22
Pre-provision net revenue	$1,538	$15,908	$17,600	$32,303	$51,195

Total average assets	$5,475,147	$5,183,146	$4,906,614	$5,192,183	$4,706,153
Pre-provision net revenue to total average assets (annualized)	0.11%	1.23%	1.43%	0.83%	1.45%
Weighted-average common shares outstanding - diluted	20,789,271	19,461,934	19,637,689	19,890,672	19,998,353
Pre-provision net revenue per common share - diluted	$0.07	$0.81	$0.90	$1.61	$2.55
The decrease in PPNR compared to the linked quarter and the third quarter of 2020 was mostly due to higher non-core acquisition-related expenses recognized during the third quarter of 2021.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, contract negotiation expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Core non-interest expense:
Total non-interest expense	$57,860	$39,899	$34,315	$135,746	100,445
Less: acquisition-related expenses	16,209	2,400	335	20,520	412
Less: pension settlement charges	143	—	531	143	1,050
Less: severance expenses	—	14	192	63	284
Less: COVID-19-related expenses	181	210	148	683	1,206
Less: Peoples Bank Foundation, Inc. contribution	—	—	—	500	—
Less: contract negotiation expenses	1,851	—	—	1,851	—
Core non-interest expense	$39,476	$37,275	$33,109	$111,986	$97,493
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Efficiency ratio:
Total non-interest expense	$57,860	$39,899	$34,315	$135,746	$100,445
Less: amortization of other intangible assets	1,279	1,368	857	3,267	2,314
Adjusted total non-interest expense	$56,581	$38,531	$33,458	$132,479	$98,131
Total non-interest income	$16,346	$15,821	$16,770	$49,070	$47,171
Less: net gain on investment securities	—	—	2	—	383
Add: net loss on investment securities	(166)	(202)	—	(704)	—
Add: net loss on asset disposals and other transactions	(308)	(124)	(28)	(459)	(237)
Total non-interest income excluding net gains and losses	$16,820	$16,147	$16,796	$50,233	$47,025
Net interest income	$42,578	$39,660	$35,119	$117,816	$104,615
Add: fully tax-equivalent adjustment (a)	351	324	262	970	803
Net interest income on a fully tax-equivalent basis	$42,929	$39,984	$35,381	$118,786	$105,418

Adjusted revenue	$59,749	$56,131	$52,177	$169,019	$152,443

Efficiency ratio	94.70%	68.64%	64.12%	78.38%	64.37%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$39,476	$37,275	$33,109	$111,986	$97,493
Less: amortization of other intangible assets	1,279	1,368	857	3,267	2,314
Adjusted core non-interest expense	$38,197	$35,907	$32,252	$108,719	$95,179

Core non-interest income excluding net gains and losses	$16,820	$16,147	$16,796	$50,233	$47,025
Net interest income on a fully tax-equivalent basis	42,929	39,984	35,381	118,786	105,418
Adjusted revenue	$59,749	$56,131	$52,177	$169,019	$152,443

Efficiency ratio adjusted for non-core items	63.93%	63.97%	61.81%	64.32%	62.44%
(a) Based on a 21% statutory federal corporate income tax rate.
The efficiency ratio for the third quarter of 2021 was 94.7%, compared to 68.6% for the linked quarter, and 64.1% for the third quarter of 2020. The change in the efficiency ratio compared to the linked quarter was primarily due to the acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 63.9% for the third quarter of 2021, compared to 64.0% for the linked quarter and 61.8% for the third quarter of 2020. Impacting the adjusted ratios were higher salaries and employee benefits due to the Premier and NSL acquisitions along with higher advertising expenses and increased repair and maintenance expenses.
For the first nine months of 2021, the efficiency ratio grew due to higher total non-interest expense associated with the acquisition-related expenses mentioned above, operating expenses associated with the NSL and Premium Finance acquired divisions, a reduction in deferred loan costs from the PPP loans, and increased sales and incentive-based compensation from higher production.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, contract negotiation expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020

Annualized net (loss) income adjusted for non-core items:
Net (loss) income	$(5,758)	$10,103	$10,210	$19,808	$14,194
Add: net loss on investment securities	166	202	—	704	—
Less: tax effect of net loss on investment securities (a)	35	42	—	148	—
Less: net gain on investment securities	—	—	2	—	383
Add: tax effect of net gain on investment securities (a)	—	—	—	—	80
Add: net loss on asset disposals and other transactions	308	124	28	459	237
Less: tax effect of net loss on asset disposals and other transactions (a)	65	26	6	96	50
Add: acquisition-related expenses	16,209	2,400	335	20,520	412
Less: tax effect of acquisition-related expenses (a)	3,404	504	70	4,309	87
Add: pension settlement charges	143	—	531	143	1,050
Less: tax effect of pension settlement charges (a)	30	—	112	30	221
Add: severance expenses	—	14	192	63	284
Less: tax effect of severance expenses (a)	—	3	40	13	60
Add: COVID-19-related expenses	181	210	148	683	1,206
Less: tax effect of COVID-19-related expenses (a)	38	44	31	143	253
Add: Peoples Bank Foundation, Inc. contribution	—	—	—	500	—
Less: tax effect of Peoples Bank Foundation, Inc. contribution (a)	—	—	—	105	—
Add: contract negotiation fees	1,851	—	—	1,851	—
Less: tax effect of contract negotiation fees	389	—	—	389	—
Net income adjusted for non-core items (after tax)	$9,139	$12,434	$11,183	$39,498	$16,409
Days in the period	92	91	92	273	274
Days in the year	365	365	366	365	366
Annualized net (loss) income	$(22,844)	$40,523	$40,618	$26,483	$18,960
Annualized net income adjusted for non-core items (after tax)	$36,258	$49,873	$44,489	$52,809	$21,919
Return on average assets:
Annualized net (loss) income	$(22,844)	$40,523	$40,618	$26,483	$18,960
Total average assets	5,475,147	5,183,146	4,906,614	5,192,183	4,706,153
Return on average assets	(0.42)%	0.78%	0.83%	0.51%	0.40%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$36,258	$49,873	$44,489	$52,809	$21,919
Total average assets	5,475,147	5,183,146	4,906,614	5,192,183	4,706,153
Return on average assets adjusted for non-core items	0.66%	0.96%	0.91%	1.02%	0.47%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets declined during the third quarter of 2021, compared to the linked quarter and the third quarter of 2020. The decrease was driven by the provision for credit losses recognized in the third quarter due to the Premier acquisition and higher total non-interest expense recognized during the third quarter of 2021, which was mostly due to acquisition-related expenses. The return on average assets adjusted for non-core items declined compared to the linked quarter due to the higher salaries and incentive compensation. The return on average assets and the return on average assets adjusted for non-core items both grew compared to the first nine months of 2020. The increases were mostly due to the previously mentioned higher provision for credit losses recorded during the first nine months of 2020. For additional information related to the changes in the provision for (recovery of) credit losses, refer to the sections in this discussion titled “Provision for (Recovery of) Credit Losses" and "Allowance for Credit Losses.”
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

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in thousands)				2021	2020
Annualized net income excluding amortization of other intangible assets:
Net (loss) income	$(5,758)	$10,103	$10,210	$19,808	$14,194
Add: amortization of other intangible assets	1,279	1,368	857	3,267	2,314
Less: tax effect of amortization of other intangible assets (a)	269	287	180	686	486
Net income excluding amortization of other intangible assets	$(4,748)	$11,184	$10,887	$22,389	$16,022
Days in the period	92	91	92	273	274
Days in the year	365	365	366	365	366
Annualized net (loss) income	$(22,844)	$40,523	$40,618	$26,483	$18,960
Annualized net (loss) income excluding amortization of other intangible assets	$(18,837)	$44,859	$43,311	$29,934	$21,402
Average tangible equity:
Total average stockholders' equity	$627,783	$581,831	$567,055	$595,918	$578,439
Less: average goodwill and other intangible assets	232,361	222,553	185,816	213,232	180,291
Average tangible equity	$395,422	$359,278	$381,239	$382,686	$398,148
Return on average stockholders' equity ratio:
Annualized net income	$(22,844)	$40,523	$40,618	$26,483	$18,960
Average stockholders' equity	$627,783	$581,831	$567,055	$595,918	$578,439
Return on average stockholders' equity	(3.64)%	6.96%	7.16%	4.44%	3.28%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$(18,837)	$44,859	$43,311	$29,934	$21,402
Average tangible equity	$395,422	$359,278	$381,239	$382,686	$398,148
Return on average tangible equity	(4.76)%	12.49%	11.36%	7.82%	5.38%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios were impacted by the provision for (recovery of) credit losses during each of the respective periods, as well as non-core items recognized during the periods. Intangible assets grew at September 30, 2021, compared to June 30, 2021, as Peoples recorded the intangibles and goodwill associated with the Premier acquisition, which increased average tangible equity. Additionally, during the first nine months of 2020, Peoples recorded high amounts of provision for credit losses, which negatively impacted net income, as a result of the COVID-19 pandemic.
For additional information related to changes in the provision for (recovery of) credit losses, refer to the sections in this discussion titled “Provision for (Recovery of) Credit Losses" and "Allowance for Credit Losses.”

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2021, Peoples' interest-bearing deposits in other banks had increased $278.6 million from December 31, 2020. The total cash and cash equivalents balance included $321.0 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2021, compared to $25.1 million at December 31, 2020. Peoples also acquired $252.8 million in cash and cash equivalents from Premier. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity needs due to the COVID-19 pandemic.
Through the first nine months of 2021, Peoples' total cash and cash equivalents increased $347.6 million as Peoples had net cash provided by investing activities of $106.3 million, financing activities of $174.6 million and operating activities of $66.7 million. Peoples' investing activities reflected a net decrease of $156.6 million in loans and an aggregate of $896.6 million in purchases of available-for-sale and held-to-maturity investment securities, which were partially offset by an aggregate of $711.5 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $165.4 million net increase in deposits and an increase of $32.6 million in short-term borrowings, as well as no purchases of treasury stock under the share repurchase program and $20.9 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Available-for-sale securities, at fair value:
Obligations of:
U.S. government sponsored agencies	$78,481	$14,235	$18,471	$5,363	$5,383
States and political subdivisions	252,919	223,853	218,484	114,919	104,126
Residential mortgage-backed securities	898,459	579,152	596,181	623,218	726,992
Commercial mortgage-backed securities	62,552	27,631	27,481	4,783	10,568
Bank-issued trust preferred securities	4,679	4,766	4,730	4,730	4,633
Total fair value	$1,297,090	$849,637	$865,347	$753,013	$851,702
Total amortized cost	$1,294,654	$839,682	$859,120	$734,544	$829,899
Net unrealized gain	$2,436	$9,955	$6,227	$18,469	$21,803
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	$29,995	$30,103	$30,211	$—	$—
States and political subdivisions (a)	124,181	102,224	92,436	35,139	3,539
Residential mortgage-backed securities	41,035	24,067	24,878	25,890	26,926
Commercial mortgage-backed securities	47,889	23,830	18,705	5,429	5,678
Total amortized cost	$243,100	$180,224	$166,230	$66,458	$36,143
Other investment securities	$34,486	$32,584	$34,026	$37,560	$40,715
Total investment securities:
Amortized cost	$1,572,240	$1,052,490	$1,059,376	$838,562	$906,757
Carrying value	$1,574,676	$1,062,445	$1,065,603	$857,031	$928,560

(a)Amortized cost is presented net of the allowance for credit losses of $236 at September 30, 2021; $201 at June 30, 2021; $182 at March 31, 2021; $60 at December 31, 2020 and $6 at September 30, 2020.
During the third quarter of 2021, Peoples acquired, in the Premier acquisition, investment securities totaling $563.3 million. Peoples sold $400.6 million of available-for-sale investment securities and reinvested $358.7 million of the proceeds into higher-yielding investments. The increase compared to December 31, 2020 was driven by the Premier acquisition and an increase in available-for-sale commercial-mortgage backed securities that were purchased during the first nine months of 2021, coupled with purchases of available for sale and held-to-maturity obligations of state and political subdivisions, which were purchased in an effort to reduce the impact of premium amortization on the securities that were sold. At December 31, 2020, the investment security portfolio decreased compared to prior periods, as Peoples had worked to execute the strategy to sell securities that had high premium amortization, and reinvest into investment securities; however, not all proceeds from those sales had been reinvested by December 31, 2020.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Originated loans:
Construction	$108,334	$97,424	$75,189	$103,169	$103,948
Commercial real estate, other	838,333	836,613	832,399	780,324	752,480
Commercial real estate	946,667	934,037	907,588	883,493	856,428
Commercial and industrial	715,169	778,122	935,150	943,024	1,029,613
Premium finance	134,755	117,039	109,129	100,571	60,908
Leases	49,464	24,217	—	—	—
Residential real estate	334,838	324,321	306,440	281,623	284,645
Home equity lines of credit	98,806	95,376	92,540	93,296	91,701
Consumer, indirect	543,243	537,926	519,749	503,526	491,663
Consumer, direct	80,746	78,736	75,998	75,591	75,106
Consumer	623,989	616,662	595,747	579,117	566,769
Deposit account overdrafts	927	498	298	351	519
Total originated loans	$2,904,615	$2,890,272	$2,946,892	$2,881,475	$2,890,583
Acquired loans (a):
Construction	$66,450	$3,175	$3,510	$3,623	$4,103
Commercial real estate, other	790,783	111,647	132,850	149,529	160,759
Commercial real estate	857,233	114,822	136,360	153,152	164,862
Commercial and industrial	143,369	27,629	29,611	30,621	34,396
Premium finance	—	49	1,461	14,187	43,217
Leases	61,982	71,426	—	—	—
Residential real estate	433,296	242,276	267,260	292,384	304,804
Home equity lines of credit	62,564	23,025	24,886	27,617	30,234
Consumer, indirect	13	—	—	1	36
Consumer, direct	27,956	2,700	3,206	3,503	3,953
Consumer	27,969	2,700	3,206	3,504	3,989
Total acquired loans	$1,586,413	$481,927	$462,784	$521,465	$581,502
Total loans	$4,491,028	$3,372,199	$3,409,676	$3,402,940	$3,472,085
Percent of loans to total loans:
Construction	3.9%	3.0%	2.3%	3.1%	3.1%
Commercial real estate, other	36.3%	28.1%	28.3%	27.3%	26.3%
Commercial real estate	40.2%	31.1%	30.6%	30.4%	29.4%
Commercial and industrial	19.1%	23.9%	28.3%	28.6%	30.6%
Premium finance	3.0%	3.5%	3.2%	3.4%	3.0%
Leases	2.5%	2.8%	—%	—%	—%
Residential real estate	17.1%	16.8%	16.8%	16.9%	17.0%
Home equity lines of credit	3.6%	3.5%	3.5%	3.6%	3.5%
Consumer, indirect	12.1%	16.0%	15.3%	14.8%	14.2%
Consumer, direct	2.4%	2.4%	2.3%	2.3%	2.3%
Consumer	14.5%	18.4%	17.6%	17.1%	16.5%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$441,085	$454,399	$469,788	$485,972	$490,170

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

Period-end total loan balances at September 30, 2021 increased $1.1 billion compared to June 30, 2021. The increase compared to June 30, 2021 was mostly driven by $1.1 billion in loans acquired from Premier, coupled with organic growth in premium finance loans of $17.7 million, growth in leases of $15.8 million, and organic loan growth of $14.3 million, offset partially by $132.2 million in forgiveness received on PPP loans during the quarter. Excluding the PPP loan balances, Peoples' total originated loans grew by 6% annualized compared to June 30, 2021.
The decrease in commercial and industrial loan balances at June 30, 2021 compared to March 31, 2021 was mostly driven by $186.4 million in forgiveness proceeds received on PPP loans during the second quarter. This decrease was partially offset by $95.6 million in leases acquired from NSL, coupled with growth in in commercial real estate and consumer indirect loans.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at September 30, 2021:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$76,292	$135,048	$211,340	47.7%
Mixed-use facilities	14,641	43,992	58,633	13.2%
Assisted living facilities and nursing homes	15,804	30,708	46,512	10.5%
Land only	25,959	12,968	38,927	8.8%
Office buildings and complexes	3,523	15,969	19,492	4.4%
Storage facility	8,966	5,291	14,257	3.2%
Lodging and lodging related	7,784	6,091	13,875	3.1%
Retail	5,408	6,470	11,878	2.7%
Residential property	4,529	4,932	9,461	2.1%
Other (a)	11,878	7,118	18,996	4.3%
Total construction	$174,784	$268,587	$443,371	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$78,614	$3,199	$81,813	4.9%
Non-owner occupied	93,863	3,795	97,658	5.8%
Total office buildings and complexes	172,477	6,994	179,471	10.7%
Retail facilities:
Owner occupied	55,417	1,752	57,169	3.4%
Non-owner occupied	128,759	471	129,230	7.7%
Total retail facilities	184,176	2,223	186,399	11.1%
Mixed-use facilities:
Owner occupied	55,549	1,582	57,131	3.4%
Non-owner occupied	63,214	458	63,672	3.8%
Total mixed-use facilities	118,763	2,040	120,803	7.2%
Apartment complexes	98,159	1,468	99,627	5.9%
Light industrial facilities:
Owner occupied	79,414	1,531	80,945	4.8%
Non-owner occupied	34,473	757	35,230	2.1%
Total light industrial facilities	113,887	2,288	116,175	6.9%
Assisted living facilities and nursing homes	81,539	750	82,289	4.9%
Warehouse facilities:
Owner occupied	38,685	1,400	40,085	2.4%
Non-owner occupied	38,614	27	38,641	2.3%
Total warehouse facilities	77,299	1,427	78,726	4.7%
Lodging and lodging related:
Owner occupied	15,131	210	15,341	0.9%
Non-owner occupied	119,043	150	119,193	7.1%
Total lodging and lodging related	134,174	360	134,534	8.0%
Education services:
Owner occupied	15,615	98	15,713	0.9%
Non-owner occupied	22,460	4,000	26,460	1.6%
Total education services	38,075	4,098	42,173	2.5%
Restaurant/bar facilities:
Owner occupied	22,361	—	22,361	1.3%
Non-owner occupied	14,644	—	14,644	0.9%
Total restaurant/bar facilities	37,005	—	37,005	2.2%
Agriculture	32,865	1,976	34,841	2.1%
Other (a)	540,697	26,225	566,922	33.8%
Total commercial real estate, other	$1,629,116	$49,849	$1,678,965	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at either September 30, 2021 or December 31, 2020. The repayment of premium finance loans are secured by the underlying insurance policy, and therefore, have no geographical impact from a repayment perspective. The repayment of leases are secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created the PPP targeted to provide small businesses with support to cover payroll and certain other specified expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness.
Peoples is a PPP participating lender, and the PPP loans originated (including $28.2 million acquired in the merger with Premier) are included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The following tables detail Peoples' PPP loans and related income:

(Dollars in millions)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
PPP aggregate outstanding principal balances	$139.8	$194.7	$349.9	$374.8	$472.0
PPP net deferred loan origination fees	4.0	7.1	9.3	7.9	11.6

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30,
(Dollars in millions)				2021	2020
Amortization of net deferred loan origination fees	$3.1	$3.4	$1.9	$11.2	$3.8
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Commercial real estate	$39,252	$18,147	$18,663	$19,423	$21,549
Commercial and industrial	13,378	8,686	10,108	12,763	13,099
Premium finance	1,137	998	1,160	1,095	986
Leases	4,505	3,715	—	—	—
Total commercial	58,272	31,546	29,931	33,281	35,634
Residential real estate	9,568	4,837	4,935	6,044	5,988
Home equity lines of credit	2,224	1,504	1,494	1,860	1,797
Consumer, indirect	6,160	8,841	7,522	8,030	12,772
Consumer, direct	1,079	1,161	970	1,081	1,861
Consumer	7,239	10,002	8,492	9,111	14,633
Deposit account overdrafts	79	53	45	63	76
Allowance for credit losses	$77,382	$47,942	$44,897	$50,359	$58,128
As a percent of total loans	1.72%	1.42%	1.32%	1.48%	1.67%
During the third quarter of 2021, Peoples recorded a provision for credit losses of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier. The increases at September 30, 2021 compared to prior periods are due to the Premier and NSL acquisitions.
During the second quarter, Peoples increased its allowance for credit losses due to the establishment of an allowance for credit losses on the leases acquired from NSL. Peoples recorded $3.3 million in provision for credit losses during the second quarter of 2021 in order to establish the allowance for credit losses for the acquired leases and $493,000 to establish the allowance for credit losses on leases identified as purchase credit deteriorated at the acquisition date and added an additional $427,000 in allowance for credit losses on growth in leases during the second quarter of 2021. The decreases in the allowance for credit losses for March 31, 2021 compared to December 31, 2020, and from December 31, 2020 compared to September 30, 2020, were due to developments related to COVID-19 and the resulting positive impact on the economic assumptions used in estimating the allowance for credit losses under the CECL model.
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
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2020 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Gross charge-offs:
Commercial real estate, other	$—	$4	$157	$274	$109
Commercial and industrial	654	5	293	465	146
Premium finance	7	7	16	1	2
Leases	431	525	—	—	—
Residential real estate	44	136	133	98	121
Home equity lines of credit	180	4	12	80	—
Consumer, indirect	416	269	505	498	370
Consumer, direct	29	31	36	59	15
Consumer	445	300	541	557	385
Deposit account overdrafts	135	89	103	139	202
Total gross charge-offs	$1,896	$1,070	$1,255	$1,614	$965
Recoveries:
Commercial real estate, other	$4	$4	$—	$74	$4
Commercial and industrial	4	18	—	512	—
Premium finance	—	—	—	—	—
Leases	120	110	—	—	—
Residential real estate	48	40	15	45	100
Home equity lines of credit	37	—	4	1	2
Consumer, indirect	43	63	105	41	64
Consumer, direct	17	11	26	12	13
Consumer	60	74	131	53	77
Deposit account overdrafts	37	44	54	30	47
Total recoveries	$310	$290	$204	$715	$230
Net charge-offs (recoveries):
Commercial real estate, other	$(4)	$—	$157	$200	$105
Commercial and industrial	650	(13)	293	(47)	146
Premium finance	7	7	16	1	2
Leases	311	415	—	—	—
Residential real estate	(4)	96	118	53	21
Home equity lines of credit	143	4	8	79	(2)
Consumer, indirect	373	206	400	457	306
Consumer, direct	12	20	10	47	2
Consumer	385	226	410	504	308
Deposit account overdrafts	98	45	49	109	155
Total net charge-offs	$1,586	$780	$1,051	$899	$735

	Three Months Ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate, other	—%	—%	0.02%	0.02%	0.01%
Commercial and industrial	0.08%	—%	0.04%	(0.01)%	0.02%
Leases	0.03%	0.05%	—%	—%	—%
Residential real estate	—%	0.01%	0.01%	0.01%	—%
Home equity lines of credit	0.02%	—%	—%	—%	—%
Consumer, indirect	0.04%	0.02%	0.05%	0.05%	0.03%
Consumer, direct	—%	—%	—%	0.01%	—%
Consumer	0.04%	0.02%	0.05%	0.06%	0.03%
Deposit account overdrafts	0.01%	0.01%	0.01%	0.02%	0.02%
Total	0.18%	0.09%	0.13%	0.10%	0.08%
Each with "--%" not meaningful.
Net charge-offs during the third quarter of 2021 were 0.18% of average total loans on an annualized basis. Although, gross charge-offs in many loan categories declined compared to the linked quarter, the primary factor in the increase of total gross charge-offs was one commercial and industrial loan charge-off of $500,000 during the quarter. Peoples recognized a $450,000 charge-off on a commercial and industrial loan relationship, while also recording a $508,000 recovery on a previously charged-off commercial and industrial loan relationship during the fourth quarter of 2020. During the second quarter of 2020, Peoples recorded a $750,000 recovery on a commercial loan relationship that had been previously charged-off.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Loans 90+ days past due and accruing:
Commercial real estate, other	$1,912	$1,361	$55	$—	$80
Commercial and industrial	98	161	—	50	74
Premium finance	368	216	109	205	—
Leases	1,736	1,522	—	—	—
Residential real estate	1,156	342	662	1,975	2,548
Home equity lines of credit	61	60	180	82	27
Consumer, indirect	—	39	24	39	86
Consumer, direct	32	40	14	17	—
Consumer	32	79	38	56	86
Total loans 90+ days past due and accruing	$5,363	$3,741	$1,044	$2,368	$2,815
Nonaccrual loans:
Construction	$—	$4	$4	$4	$4
Commercial real estate, other	17,207	7,965	8,084	8,744	8,762
Commercial real estate	17,207	7,969	8,088	8,748	8,766
Commercial and industrial	4,133	3,938	4,067	4,017	4,067
Leases	1,411	—	—	—	—
Residential real estate	8,046	5,811	6,182	6,080	6,027
Home equity lines of credit	661	572	624	708	754
Consumer, indirect	850	704	825	883	801
Consumer, direct	177	100	146	160	148
Consumer	1,027	804	971	1,043	949
Total nonaccrual loans	$32,485	$19,094	$19,932	$20,596	$20,563
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$94	$99	$337	367	$772

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Commercial and industrial	1,223	1,774	2,034	2,175	2,250
Residential real estate	1,689	1,784	2,064	2,295	2,481
Home equity lines of credit	315	129	156	159	165
Consumer, indirect	219	193	206	190	160
Consumer, direct	9	6	15	11	45
Consumer	228	199	221	201	205
Total nonaccrual TDRs	$3,549	$3,985	$4,812	$5,197	$5,873
Total nonperforming loans ("NPLs")	$41,397	$26,820	$25,788	$28,161	$29,251
OREO:
Commercial	$10,804	$—	$—	$—	$145
Residential	$464	$239	$134	$134	$148
Total OREO	$11,268	$239	$134	$134	$293
Total nonperforming assets ("NPAs")	$52,665	$27,059	$25,922	$28,295	$29,544
Criticized loans (a)	$234,845	$113,802	$116,424	$126,619	$123,219
Classified loans (b)	142,628	69,166	76,095	72,518	76,009
Asset Quality Ratios (c):
NPLs as a percent of total loans (d)	0.92%	0.79%	0.76%	0.82%	0.84%
NPAs as a percent of total assets (d)	0.75%	0.53%	0.50%	0.59%	0.60%
NPAs as a percent of total loans and OREO(d)	1.17%	0.80%	0.76%	0.84%	0.85%
Allowance for credit losses as a percent of NPLs (d)	186.93%	178.75%	174.10%	180.14%	198.72%
Criticized loans as a percent of total loans (a)	5.23%	3.37%	3.41%	3.72%	3.55%
Classified loans as a percent of total loans (b)	3.18%	2.05%	2.23%	2.13%	2.19%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.

During the third quarter of 2021, nonperforming assets increased $25.6 million, or 95%, compared to June 30, 2021. The increase in nonperforming assets compared to the prior quarter was primarily attributable to nonperforming loans and other real estate owned acquired from Premier. The nonperforming loans as a percent of total loans and nonperforming assets as a percent of total assets ratios both increased compared to June 30, 2021, due to the acquired nonperforming loans. The increase in nonperforming assets of $1.1 million at June 30, 2021, compared to March 31, 2021, was primarily due to acquisition of NSL. Nonperforming assets declined $2.3 million at March 31, 2021, compared to December 31, 2020, and was mostly due to several small relationships in both loans 90+ days past due and accruing and nonaccrual loans.
Criticized loans, which are those categorized as special mention, substandard or doubtful, increased $121.0 million, or 106%, compared to June 30, 2021 and increased $111.6 million, or 91%, compared to September 30, 2020. The increase in the amount of criticized loans compared to June 30, 2021 was the result of criticized loans acquired from Premier, offset by the pay-off of six commercial and industrial loans with an aggregate principal balance of $12.3 million and several smaller loans. Criticized loans declined $2.6 million at June 30, 2021, which was primarily due to the payoff of several smaller commercial loans.
Classified loans, which are those categorized as substandard or doubtful, increased by $73.5 million, or 106%, compared to June 30, 2021, and were up $66.6 million, or 88%, compared to September 30, 2020. The increase was driven by loans acquired from Premier.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Non-interest-bearing deposits (a)	$1,559,993	$1,181,045	$1,206,034	$997,323	$982,912
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,140,639	732,478	722,470	692,113	666,134
Savings accounts	1,016,755	689,086	676,345	628,190	589,625
Retail certificates of deposit ("CDs")	691,680	417,466	433,214	445,930	461,216
Money market deposit accounts	637,635	547,412	586,099	591,373	581,398
Governmental deposit accounts	679,305	498,390	511,937	385,384	409,967
Brokered deposits	106,013	166,746	168,130	170,146	260,753
Total interest-bearing deposits	4,272,027	3,051,578	3,098,195	2,913,136	2,969,093
Total deposits	$5,832,020	$4,232,623	$4,304,229	$3,910,459	$3,952,005
Demand deposits as a percent of total deposits	46%	45%	45%	43%	42%
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2021, period-end deposits increased $1.6 billion, or 38%, compared to June 30, 2021, and increased $1.9 billion, or 48%, compared to September 30, 2020. The increase in total deposits compared to June 30, 2021 was driven primarily by $1.8 billion in deposits acquired in the merger with Premier including $392.2 million in non-interest bearing deposits, $652.9 million in interest-bearing demand accounts, $327.0 million in savings accounts, $285.4 million in retail CDs, $155.6 million in money market accounts and $11.1 million in brokered deposits. The decrease in total deposits at June 30, 2021 compared to March 31, 2021 was related to declines in money market deposits, non-interest bearing deposits, and retail CDs. At March 31, 2021, compared to December 31, 2020, Peoples experienced a significant increase in governmental deposit accounts, which was mostly due to seasonal fluctuation within these accounts.
Total deposits in all periods presented were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In prior quarterly periods in the table above, Peoples experienced increases in most low-cost deposit categories.
Peoples reduced its reliance on brokered deposits in each quarterly period, beginning after June 30, 2020. This decline was largely due to the increase in deposit balances from customers, which allowed Peoples to reduce its position in the higher-cost brokered CDs during each period. As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of September 30, 2021, Peoples had sixteen effective interest rate swaps, with an aggregate notional value of $150.0 million, of which $100.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $50.0 million of interest rate swaps hedged 90-day FHLB advances, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Short-term borrowings:
FHLB 90-day advances	$50,000	$—	$—	$—	$110,000
Current portion of long-term FHLB advances	15,000	15,000	20,000	20,000	25,000
Retail repurchase agreements	119,693	51,496	47,868	53,261	47,063
Total short-term borrowings	$184,693	$66,496	$67,868	$73,261	$182,063
Long-term borrowings:
FHLB advances	$86,483	$87,393	$102,645	$102,957	$103,815
Junior subordinated debt securities	12,928	7,688	7,650	7,611	7,571
Total long-term borrowings	$99,411	$95,081	$110,295	$110,568	$111,386
Total borrowed funds	$284,104	$161,577	$178,163	$183,829	$293,449
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds increased 76% compared to June 30, 2021, primarily due to the addition of $63.8 million retail repurchase agreements from Premier. The decline in borrowed funds at September 30, 2021, compared to September 30, 2020 was mostly due to swap funding being moved to brokered deposits rather than the use of rolling 90-day advances to fund liquidity needs, which was partially offset by the acquired retail repurchase agreements from Premier during the third quarter of 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $23.8 million, or 27%, compared to June 30, 2021 and increased $12.2 million compared to September 30, 2020. The increase compared to the end of the second quarter of 2021 was the result of an increase in interest payable and other liabilities offset by with changes related to the fair value of swap derivatives at September 30, 2021. The increase compared to the end of the third quarter of 2020 was also the result of an increase in accrued interest payable offset by a decrease in the fair value of swap derivatives . Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Capital/Stockholders’ Equity
At September 30, 2021, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2021, Peoples had a capital conservation buffer of 5.83%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Capital Amounts:
Common Equity Tier 1	$567,172	$383,502	$418,089	$409,400	$398,553
Tier 1	580,100	391,190	425,739	417,011	406,124
Total (Tier 1 and Tier 2)	637,802	431,424	463,872	456,384	445,101
Net risk-weighted assets	$4,611,321	$3,382,736	$3,365,637	$3,146,767	$3,106,817
Capital Ratios:
Common Equity Tier 1	12.30%	11.34%	12.42%	13.01%	12.83%
Tier 1	12.58%	11.56%	12.65%	13.25%	13.07%
Total (Tier 1 and Tier 2)	13.83%	12.75%	13.78%	14.50%	14.33%
Tier 1 leverage ratio	11.20%	7.87%	9.00%	8.97%	8.62%
During the third quarter of 2021, Peoples' reported a net loss of $5.8 million and declared dividends of $7.1 million. However, regulatory capital levels increased due to the merger with Premier. Net risk-weighted assets grew compared to June 30, 2021 mostly due to the merger with Premier, along with growth in premium finance loans and growth in leases during the quarter. The NSL acquisition negatively impacted the regulatory capital ratios at March 31, 2021, as the purchase price was included in net risk-weighted assets and there was no capital issued in connection with the NSL acquisition.
In 2020, Peoples repurchased common shares during each quarter of the year, which reduced regulatory capital levels. Peoples also completed the Premium Finance acquisition on July 1, 2020, which impacted regulatory capital levels due to the recognition of goodwill and intangibles associated with the acquisition. Peoples did not repurchase any common shares in the first nine months of 2021.
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

The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Tangible equity:
Total stockholders' equity	$831,882	$585,505	$578,893	$575,673	$566,856
Less: goodwill and other intangible assets	295,415	221,576	184,007	184,597	185,397
Tangible equity	$536,467	$363,929	$394,886	$391,076	$381,459
Tangible assets:
Total assets	$7,059,752	$5,067,634	$5,143,052	$4,760,764	$4,911,807
Less: goodwill and other intangible assets	295,415	221,576	184,007	184,597	185,397
Tangible assets	$6,764,337	$4,846,058	$4,959,045	$4,576,167	$4,726,410
Tangible book value per common share:
Tangible equity	$536,467	$363,929	$394,886	$391,076	$381,459
Common shares outstanding	28,265,791	19,660,877	19,629,633	19,563,979	19,721,783
Tangible book value per common share	$18.98	$18.51	$20.12	$19.99	$19.34
Tangible equity to tangible assets ratio:
Tangible equity	$536,467	$363,929	$394,886	$391,076	$381,459
Tangible assets	$6,764,337	$4,846,058	$4,959,045	$4,576,167	$4,726,410
Tangible equity to tangible assets	7.93%	7.51%	7.96%	8.55%	8.07%
Tangible book value per common share increased to $18.98 at September 30, 2021, compared to $18.51 at June 30, 2021. The change in tangible book value per common share was due to tangible equity increasing at a higher rate than shares outstanding during the third quarter of 2021. The increase in tangible book value per common share at December 31, 2020, compared to September 30, 2020, was the result of higher stockholders' equity as net income exceeded dividends declared during the period, as well as a reduction in common shares outstanding as Peoples actively repurchased common shares.
The tangible equity to tangible assets ratio increased at September 30, 2021 compared to June 30, 2021. This increase was driven by higher tangible assets related to the merger with Premier which provided for increases in loans, investment securities, cash and cash equivalents, and other assets, coupled with the intangible assets recorded during the third quarter of 2021 associated with the merger with Premier and the NSL acquisition. The decline in the tangible equity to tangible assets ratio at March 31, 2021 compared to December 31, 2020, was largely due to an increase in other assets that was driven by the NSL acquisition, for which the purchase price was paid and recorded on March 31, 2021. The higher tangible equity to tangible assets ratio at December 31, 2020, compared to September 30, 2020, was attributable to higher tangible equity, while tangible assets declined due to reductions in investment securities and total loans.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Increase (Decrease) in Economic Value of Equity
(in Basis Points)	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
300	$26,191	12.5%	$22,034	17.3%	$12,475	1.0%	$117,235	15.7%
200	17,360	8.3%	15,899	12.5%	11,544	0.9%	95,189	12.7%
100	8,646	4.1%	8,981	7.1%	10,550	0.8%	60,384	8.1%
(100)	(9,792)	(4.7)%	(7,030)	(5.5)%	(120,471)	(9.6)%	(116,205)	(15.5)%
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2021, consideration of the bear steepener and bull flattener scenarios provides insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At September 30, 2021, the bear steepener scenario resulted in an increase in both net interest income and the economic value of equity of 0.8% and 5.5%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At September 30, 2021, the bull flattener scenario resulted in a decrease in both net interest income and the economic value of equity of -0.5% and -0.9%, respectively. Peoples was within the policy limitations for this alternative scenario as of September 30, 2021, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2021, Peoples had entered into sixteen interest rate swap contracts with an aggregate notional value of $150.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2021, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income and the economic value of equity. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2020 was largely attributable to increased effective duration in the investment securities portfolio.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2020 Form 10-K.
At September 30, 2021, Peoples Bank had liquid assets of $607.8 million, which represented 7.7% of total assets and unfunded loan commitments. Peoples also had an additional $246.5 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Home equity lines of credit	$177,963	$134,516	$124,027	$117,792	$113,185
Unadvanced construction loans	271,483	207,403	190,715	141,009	123,338
Other loan commitments	646,374	542,429	555,102	535,250	498,472
Loan commitments	$1,095,820	$884,348	$869,844	$794,051	$734,995
Standby letters of credit	$12,358	$10,252	$10,295	$14,342	$13,177
The increase in loan commitments at September 30, 2021 was primarily the result of the Premier acquisition. Management does not anticipate that Peoples Bank’s current off-balance sheet activities will have a material impact on its future results of operations and financial condition based on historical experience and recent trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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
Changes in the federal, state, or local tax laws may negatively impact our financial performance. On October 28, 2021, President Biden unveiled his revised infrastructure plan, which removed a proposal to implement an increase in the federal corporate income tax rate, but would implement a stock buyback tax as part of a package of tax reforms to help fund the spending proposals in the plan. The revised Biden plan is in the early stages of the legislative process. If adopted as proposed, the stock buyback tax could adversely affect Peoples' determination to repurchase common shares in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2021:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2021	—		$—		—	$30,000,000
August 1 – 31, 2021	1,363	(2)	$29.07	(2)	—	$30,000,000
September 1 – 30, 2021	700	(3)	$31.22	(3)	—	$30,000,000
Total	2,063		$29.80		—	$30,000,000
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended September 30, 2021.
(2)Information reported includes an aggregate of 1,363 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during August 2021.
(3)Information reported includes 700 common shares purchased in open market transactions during September 2021 by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Incorporated herein by reference to Exhibit 2.1 to the Current Report of Peoples Bancorp Inc. ("Peoples") on Form 8-K dated and filed on March 31, 2021 (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

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

4.1(a)
Indenture, dated February 26, 2004, between First National Bankshares Corporation, as issuer, and Wilmington Trust Company, as trustee, related to Floating Rate Junior Subordinated Debt Securities due 2034
Filed herewith

4.1(b)	First Supplemental Indenture, dated January 15, 2016, between Wilmington Trust Company, as trustee, and Premier Financial Bancorp, Inc., as successor to First National Bankshares Corporation	Filed herewith

4.1(c)	Second Supplemental Indenture, dated September 17, 2021, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to Premier Financial Bancorp, Inc.	Filed herewith

4.2
Amended and Restated Declaration of Trust of FNB Capital Trust One, dated as of February 26, 2004; NOTE: Pursuant to the First Supplemental Indenture, dated January 15, 2016, between Wilmington Trust Company, as trustee, and Premier Financial Bancorp, Inc., Premier Financial Bancorp, Inc. succeeded to and was substituted for First National Bankshares Corporation as "Sponsor" and pursuant to the Second Supplemental Indenture, dated September 17, 2021, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded and was substituted for Premier Financial Bancorp, Inc. as "Sponsor"
Filed herewith

4.3
Notice of Removal of Administrators and Appointment of Replacements, dated September 17, 2021, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.
Filed herewith

4.4
Guarantee Agreement, dated February 26, 2004, between First National Bankshares Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee, related to the Capital Securities (as defined therein); NOTE: Pursuant to the First Supplemental Indenture, dated January 15, 2016, between Wilmington Trust Company, as trustee, and Premier Financial Bancorp, Inc., Premier Financial Bancorp, Inc. succeeded to and was substituted for First National Bankshares Corporation as "Guarantor" and pursuant to the Second Supplemental Indenture, dated September 17, 2021, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded and was substituted for Premier Financial Bancorp, Inc. as "Guarantor"
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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	November 5, 2021	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	November 5, 2021	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer