Form 10-K
period 2021-12-31
PEOPLES BANCORP INC
filed 2022-03-15
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $553,261,000 based upon the closing price as reported on the Nasdaq Global Select Market®.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 28,442,702 common shares, without par value, at March 11, 2022.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2022 (the "2022 Annual Meeting of Shareholders"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K (this "Form 10-K"), "Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following "ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS" of this Form 10-K.
PART I
ITEM 1 BUSINESS
The disclosures set forth in this Item are qualified by "ITEM 1A RISK FACTORS" and the section captioned "Forward-Looking Statements" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and other cautionary statements set forth elsewhere in this Form 10-K.
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank that was first chartered in 1902. Peoples' other wholly-owned subsidiaries are Peoples Investment Company ("PIC"), Peoples Risk Management, Inc., a captive insurance subsidiary and Vantage Financial ("Vantage"). Peoples also holds all of the common securities of NB&T Statutory Trust III and FNB Capital Trust One. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance"), and an asset management company, Peoples Tax Credit Equity, LLC.
Business Overview
Peoples makes available a complete line of commercial and consumer banking, trust and investment, insurance, premium financing solutions, equipment leases and equipment financing agreements through its financial subsidiaries – Peoples Bank and Peoples Insurance. These products and services include the following:
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
◦mobile banking features including check deposit, withdrawals with cardless cash, alert notifications, Apple Pay® and Samsung Pay®;
◦safe deposit rental facilities;
◦money orders and cashier's checks;
◦a full range of life, health, and property and casualty insurance products;
◦third-party insurance administration services;
◦insurance premium financing;
◦commercial equipment leasing;
◦technology equipment leasing;
◦brokerage services;
◦custom-tailored fiduciary and trust services;
◦asset management and administration services;
◦employee benefit, retirement, and health care plan administration services: and
◦underwriting, origination and servicing of equipment leases and equipment financing agreements.
Peoples' financial products and services are primarily offered through its financial service locations and ATMs in Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland, as well as through online resources that are web-based and mobile-based. Peoples' premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank's credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2021, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of internal growth and targeted acquisitions. The internal growth may include opening de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies, financial advisory books of business, insurance premium financing and equipment leasing services. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance, and investment administration and management, insurance premium financing and commercial leasing options, along with the traditional banking products offered to Peoples' clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance, investment and investment management, insurance premium financing and equipment leasing services; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On March 7, 2022, Peoples wholly-owned subsidiary, Peoples Bank, closed on its acquisition of Vantage Financial, LLC ("Vantage"), a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Under the terms of the agreement, Peoples Bank purchased 100% of the equity of Vantage for total cash consideration of $54.0 million. Peoples Bank repaid approximately $28.9 million in recourse debt on behalf of Vantage. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide array of industries. Upon completion of the transaction, Vantage became a subsidiary of Peoples Bank. As a subsidiary, Vantage will continue to operate under the name Vantage Financial, which will leverage Vantage's strong brand recognition within the equipment finance industry.
On September 17, 2021, Peoples' completed its merger with Premier Financial Bancorp, Inc. ("Premier"), in which Peoples acquired, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. ("Premier Bank") and Citizens Deposit Bank and Trust, Inc. ("Citizens"). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021, Premier merged with and into Peoples (the "Merger"), and Premier Bank and Citizens subsequently merged with and into Peoples' wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.1 billion in loans and $1.8 billion in deposits. Peoples preliminarily recorded $68.2 million in goodwill and $4.2 million in other intangible assets in connection with the Merger. Refer to "Note 20 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 to be paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000, related to this transaction. Refer to "Note 20 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC ("NSL") pursuant to an Asset Purchase Agreement, dated March 24, 2021. Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus a potential earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangibles of $14.0 million, which included a customer relationship intangible, trade name intangible and non-compete agreements related to this transaction. Peoples recorded an additional $0.6 million in non-interest expense during the last six months of 2021 related to an update to the estimated earn-out provision of $3.0 million. As of December 31, 2021, equipment leases had grown to $122.5 million. Refer to "Note 20 Acquisitions" of the Notes to the Consolidated Financial Statements for additional information.
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares, replacing the share repurchase program which had authorized Peoples to purchase up to an aggregate of $40 million of Peoples' outstanding common shares. There were no common share repurchases during 2021, under the existing share repurchase program. On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. This program had replaced the share repurchase program authorizing Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares, which Peoples' Board of Directors had approved on November 3, 2015 and which was terminated on February 27, 2020. During 2020, Peoples repurchased 1,299,577 of Peoples' common shares through Peoples' then-effective common share repurchase program for a total of $29.3 million.
Primary Market Area and Customers
Peoples considers its primary market area to be those counties with a physical branch presence and their contiguous counties. This includes Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland. Peoples currently operates 66 offices in

Ohio, 34 offices in West Virginia, 26 offices in Kentucky, three offices in Virginia, three offices in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont and a technology equipment leasing office in Minnesota. Peoples' market area consists of rural, small urban and metropolitan markets in which Peoples serves a diverse group of industries and employers. Principal industries served in Peoples' primary market area include manufacturing, distribution, commercial real estate, health care, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic area provides diversity, which helps prevent Peoples' revenue and earnings from being largely dependent upon any single industry segment.
The COVID-19 pandemic has created disruptions throughout Peoples' primary market area. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19, or variants thereof, and mitigate its effects. These steps have included vaccines, quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government fiscal stimulus, payment programs, and legislation designed to deliver monetary aid as well as other actions taken by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to monetary policy. These actions had a negative impact on the customers of Peoples, including businesses and individuals. The availability, effectiveness and acceptance of vaccines for COVID-19, or variants thereof, to the general public could continue to impact Peoples' market area and customers.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and construction loans), premium finance loans, residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and Overdraft Privilege.  Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, except for its premium finance lending and equipment leasing businesses. However, Peoples Bank may occasionally originate loans outside its primary market area.  In general, Peoples Bank retains the majority of loans and leases it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2021, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as "loans, net of deferred fees and costs"), nor did Peoples Bank have any loans outstanding to non-United States ("U.S.") entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, and construction loans. Commercial loans represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 59.3% and 59.0% of total loans at December 31, 2021 and December 31, 2020, respectively. Commercial lending inherently carries a significant risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin. However, Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2021, the commercial loan portfolio consisted of 72.6% in variable interest rate loans and 27.4% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank also originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed-rate loan while creating a variable rate asset for Peoples Bank. In addition, Peoples Bank offsets its exposure in each swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative instrument.
Peoples Bank evaluates all commercial loan relationships whose aggregate credit exposure is greater than $1.0 million on an annual basis for possible credit deterioration. This loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank's risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade in the loan quality rating or placement on nonaccrual status. Peoples Bank also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1.0 million are reviewed on an event-driven basis. Triggers for review include a borrower's request to renew a maturing loan or line of credit, actual knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality, or other similar events.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the "CARES Act"), was signed into law on March 27, 2020, to provide national emergency economic relief measures. The CARES Act amended the loan program of the Small Business Administration (the "SBA"), in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the "PPP"), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These economic relief measures were extended through the enactment in December 2020 of the Consolidated Appropriations Act, 2021. The PPP loan program ended on May 31, 2021, meaning no new PPP loans have been originated since this date.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset acquisitions, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. Also included in commercial and industrial loan balances are the PPP loans. At December 31, 2021, commercial and industrial loans comprised 19.9% of Peoples Bank's total loan portfolio compared to 28.6% at December 31, 2020.
Commercial Real Estate Loans
Peoples Bank's portfolio of commercial real estate loans comprised 34.7% of total loans at December 31, 2021, and 27.3% at December 31, 2020. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes office buildings and complexes, retail facilities, multifamily complexes, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 4.7% of Peoples Bank's total loan portfolio at both December 31, 2021 and December 31, 2020.
Construction financing is generally considered to involve higher credit risk since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of property's value upon completion proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sale of the developed real estate. Additional risk exists in these cases as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Insurance Premium Finance Loans
Peoples Bank's portfolio of insurance premium finance loans comprised 3.0% of total loans at December 31, 2021, with the portfolio having been acquired during 2020. The insurance premium finance loans are originated through independent insurance agency partners nationwide and provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 10%-20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.

Commercial Equipment Leases and Equipment Financing Agreements
Peoples Bank's portfolio of leases comprised 2.7% of total loans at December 31, 2021, with the portfolio having been acquired during 2021. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. These leases transfer substantially all of the benefits and risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded as leases on Peoples' Consolidated Balance Sheet. Revenue is recognized as a constant percentage return on the lease's carrying value. Lease origination costs are deferred and amortized as an adjustment of the related lease's yield.
Residential Real Estate Loans
Peoples Bank's portfolio of residential real estate loans comprised 17.2% of total loans at December 31, 2021, and 16.9% at December 31, 2020. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $3.8 million of residential real estate loans held for sale and was servicing $430.6 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, as of December 31, 2021. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
Peoples Bank originates both fixed rate and variable rate residential real estate loans. From time to time, Peoples Bank sells its longer-term fixed rate real estate loans into the secondary market; however, Peoples Bank may retain certain fixed rate real estate loans.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2021, outstanding home equity lines of credit comprised 3.7% of Peoples Bank's total loans, compared to 3.6% at December 31, 2020. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with five-year to 20-year terms. At December 31, 2021, Peoples Bank's home equity loan portfolio consisted of 98.5% in variable interest rate loans and 1.5% in fixed interest rate loans. Peoples Bank also offers a home equity line of credit product whose terms include a fixed rate for the first five years, which converts to a variable interest rate for the remaining five years. At December 31, 2021, 17.6% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $25.8 million and $49.9 million, respectively, and a weighted-average remaining maturity of 4.8 years. The average original loan amount under these convertible rate home equity lines of credit was $86,000 at December 31, 2021.
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
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2021, consumer indirect loans comprised 11.8% of Peoples Bank's total loan portfolio, compared to 14.8% at December 31, 2020.
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
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 2.3% of Peoples Bank's total loan portfolio at each of December 31, 2021 and December 31, 2020.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to deposit customers, both individual and business, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt out of Overdraft Privilege offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of seven charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with net charge-offs, was included in determining Peoples Bank's allowance for credit losses. At December 31, 2021, the unfunded commitment related to Overdraft Privilege was $74.0 million.
Investment Activities
At December 31, 2021, investment securities comprised 23.8% of Peoples' total assets, compared to 18.0% at December 31, 2020. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2021 included agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
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
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients. Deposit products for individuals have account terms that vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Business deposits, which include deposits from traditional commercial businesses as well as governmental entities, are obtained through an offering of multiple deposit account types as well as cash management solutions. Depending on the need of the entity, these deposits could be either interest-bearing or non-interest-bearing. The ability of Peoples Bank to offer competitive cash management solutions to its customers, enables it to obtain valuable operating account funds as well as non-operating account funds. Retail and business deposits are attractive sources of funding because of their stability and cost, relative to wholesale funding alternatives, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS") network.  Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain "one-way buy" CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source, and these deposits are classified as brokered CDs in "Note 8 Deposits" of the Notes to the Consolidated Financial Statements.
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
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 8 Deposits" of the Notes to the Consolidated Financial Statements.
Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-

effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 9 Short-Term Borrowings" and "Note 10 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements.
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies, insurance agencies and mutual fund providers. Competition within the financial services and insurance industries continues to increase as a result of mergers between, and expansion of, financial services and insurance providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Regulation") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure. In addition, financial technology companies, or "fintechs" are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans, insurance premium financing, leases and deposits, and the availability and pricing of fiduciary, employee benefit plan, brokerage and insurance services. However, some competitors may have greater resources, including additional technology offerings and higher lending limits than Peoples, which may adversely affect Peoples' ability to compete. Peoples' business strategy includes the use of a "needs-based" sales and service approach to serve customers and is intended to promote customers' continued use of multiple financial products and services. Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products. In addition, Peoples continuously works to improve its online and mobile capabilities to ensure customers are able to use its products and services utilizing many channels.
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets and certain major metropolitan areas. Management believes Peoples has developed a level of expertise in serving the financial service needs of all communities. Peoples' primary market area has expanded into larger metropolitan areas, such as central, southwestern and northeastern Ohio along with eastern Virginia, southern Maryland, Minnesota and Washington, D.C. Peoples also competes nationally when providing insurance premium financing and commercial equipment leases and equipment financing arrangements. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples' current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.
Human Capital Resources
At December 31, 2021, Peoples had 1,188 full-time equivalent employees, compared to 894 at December 31, 2020. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as other various programs and benefits. Peoples has also implemented a $15 minimum wage throughout the organization and is moving to have all associates at or above this threshold by January 2023.
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
The safety of Peoples' employees is of utmost priority, and during 2021, the COVID-19 pandemic caused several changes. A portion of Peoples' workforce continued working remotely, to facilitate a smaller number of employees in the same location if not necessary. Peoples has also expanded the cleaning and sanitization of office locations, along with providing employees with appropriate protection equipment. Peoples has supported its employees during the pandemic, and provided time off with pay for those who were fully vaccinated and have either tested positive, or those caring for a family member who has tested positive, without requiring the employee to use paid time off that has been accrued. In addition, Peoples is conducting scheduled calls to speak to employees about the changes and ask for feedback about plans regarding COVID-19, and encouraging employees who are sick to stay home.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)", "Peoples Investment Services", “Peoples Premium Finance”, “North Star Leasing” and "peoplesbancorp.com" with the U.S. Patent and Trademark Office (the "USPTO"). These service marks currently have expiration dates ranging from 2022 to 2031.
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
Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination and supervision by the Federal Reserve Board.
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
Various requirements and restrictions under the laws of the U.S, and the states of Ohio, Kentucky, West Virginia, Virginia, Washington, D.C., Maryland and Minnesota affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations that are designed to prevent unfair, deceptive and abusive acts and practices and that ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services also affect the services provided by Peoples Bank.
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
The FDIC assesses a quarterly deposit insurance premium on each insured depository institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"), the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the Deposit Insurance Fund as a percentage of all Deposit Insurance Fund insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. At September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion. On June 30, 2020, the DRR fell below the statutory minimum to 1.30%. This resulted in the FDIC adopting a restoration plan designed to restore the DRR to 1.35% within eight years, by September 30, 2028. As part of this restoration plan, all scheduled assessment rates for all insured institutions were maintained. On September 30, 2021, the DRR was 1.27%
Bank Holding Company Regulation
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
The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Initiatives Related to COVID-19
In response to the novel COVID-19 pandemic (“COVID-19”), the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Peoples and Peoples Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Peoples and Peoples Bank. Furthermore, as COVID-19 is ongoing and continues to evolve, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act.
Section 1102 of the CARES Act amended the loan program of the SBA, in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act, 2021" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.5 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. The PPP program ended May 31, 2021 and no new loans can be originated under that program.
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
On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supported the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However community banking organizations with assets approaching the $10.0 billion threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for new regulatory and reporting standards.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"), identifies five capital categories for insured depository institutions and requires the applicable regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the FDIC, the ODFI, and the Office of Comptroller of the Currency (the "OCC"), have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, and have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
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
In September 2019, the Federal Reserve Board, along with the other federal banking regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including Peoples Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if the community bank had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities and of off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework and that maintained a leverage ratio of greater than 9.0% were be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. Peoples has opted out of the simplified framework and continues to follow existing capital rules.
In October 2021, effective in November 2021, the FDIC issued a final rule to incorporate the CBLR rule into the Real Estate Lending Standards. This rule calculates the ratio of loans in excess of the supervisory loan-to-value limits ("LTV Limits") using Tier 1 capital plus the appropriate allowance for credit losses in the denominator. This rule was adopted to allow a consistent approach for calculating the ratio of loans in excess of the supervisory LTV Limits at all FDIC supervised institutions, and to avoid any regulatory burden that could arise if an FDIC supervised institution subsequently decides to switch between different capital frameworks.
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
In order to be "well capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a tier 1 leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples Bank meets the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in "Note 17 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
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
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. The most recent performance evaluation by the Federal Reserve Board (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank was conducted in 2020 and resulted in an overall rating of "Outstanding."
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of Peoples Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the Federal Reserve Board. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to "Note 17 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by the NB&T Statutory Trust III or FNB Capital Trust One, or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples will be prohibited from declaring or paying any dividends on Peoples' common shares. Even where the declaration or payment of a dividend would not otherwise be restricted under applicable laws, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.

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
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020, which became fully effective on October 20, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. In August 2021, the court overseeing the litigation challenging the Final Small Dollar Rule found in the CFPB's favor, and ordered the compliance date to be 286 days after the final judgment. Lenders are required to comply by June 13, 2022.
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
Anti-Money Laundering Act
The Anti-Money Laundering Act of 2020 (the "AMLA"), which amends the Bank Secrecy Act of 1970 (the "BSA"), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
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

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident.
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
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. The CARES Act and the Consolidated Appropriations Act, 2021 ("CAA") were enacted during 2020. These Acts provided significant funding for PPP loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. The PPP loan program expired on May 31, 2021 and no originations have been permitted after this date. Additionally, in September 2021, guidance issued for the reporting of troubled debt restructurings expired and no COVID-19-related deferments remained as of September 30, 2021. There were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, and continuing political change and impact of the COVID-19 pandemic makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
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
COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for Peoples’ products and services has been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Peoples’ business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The extent to which COVID-19 impacts Peoples’ business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

As of December 31, 2021, Peoples held and serviced PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. While a large number of PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, Peoples still has credit risk on the remaining PPP loans in the event the SBA determines that there is a deficiency in the manner in which Peoples originated, funded or serviced such loans, including any issue with the eligibility of a borrower to receive funding. Peoples could face additional risks in our administrative capabilities to service PPP loans and to properly determine loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which Peoples originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19, including new variants thereof, has also caused Peoples to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in Peoples' offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware and other cybersecurity attacks, all of which could expose Peoples to risks of data or financial loss, and could seriously disrupt Peoples' operations and the operations of any impacted customers.
COVID-19, including the rise of new variants thereof, or a new pandemic, could subject Peoples to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on Peoples' business, financial condition, liquidity and results of operations:
•demand for Peoples' products and services may decline, making it difficult to grow assets and income;
•if the economy continues to be unable to fully re-open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•Peoples' allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect Peoples' net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to Peoples;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in Peoples recording a valuation allowance against current outstanding deferred tax assets;
•Peoples relies on third-party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on Peoples; and
•continued adverse economic conditions could result in protracted volatility in the price of Peoples' common shares.

Moreover, Peoples' future success and profitability substantially depend on the management skills of the executive officers and directors, many of whom have held officer and director positions with Peoples for many years. The unanticipated loss or unavailability of key employees due to COVID-19, including new variants thereof, or any similar pandemic, could harm Peoples' ability to operate our business or execute our business strategy. Peoples may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession or market correction. Peoples’ business could be materially and adversely affected by any such recession or market correction.
Peoples continues to closely monitor COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact Peoples’ business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this Item.
•Changes in economic and political conditions could adversely affect Peoples' earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of Peoples' borrowers to repay loans and the value of the collateral securing Peoples' loans.
Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond Peoples’ control may adversely affect Peoples Bank’s deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank’s borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Disruptions in U.S. and global financial markets and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples’ earnings and capital, as well as the ability of Peoples Bank’s customers to repay loans.
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
Peoples’ net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. A prolonged period of extremely volatile and unstable market conditions would likely increase Peoples’ funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples’ assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples’ assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples’ net income, results of operations and financial condition. Peoples cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 outbreak or the precise effects that they may have on Peoples activities and financial results.
See the sections captioned “Interest Income and Expense” and “Interest Rate Sensitivity and Liquidity” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K for further discussion related to Peoples’ interest rate risk.
•A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively impact Peoples' income and expenses, and the value of various financial instruments.
LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.
These differences could lead to a greater disconnect between Peoples’ costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.
Peoples has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under financial instruments referencing new rates will differ from those referencing LIBOR. The transition will change Peoples’ market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with Peoples’ customers could adversely impact our reputation. Although Peoples is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on Peoples’ business, financial condition and results of operations.
In 2019, Peoples Bank formed a LIBOR Change Committee. The goal of the LIBOR Change Committee was to monitor Peoples Bank’s efforts to ensure an orderly transition away from LIBOR by the end of 2021, if necessary. The LIBOR Change Committee has taken actions to ensure that documentation in the loan portfolios provides for a substitution of an index if the original index is either no longer available or is replaced by a new index. Documentation on interest rate swaps has been amended in the International Swaps and Derivative Association agreements. While Peoples Bank’s securities portfolio is not heavily invested in variable rate securities, there is LIBOR exposure in the agency collateralized mortgage obligation sector. Peoples Bank will be monitoring the transition of these securities to the new index over the next several months.
•Changes in market rates and economic conditions could cause the interest rate swaps Peoples Bank has entered into to become ineffective.
The accounting treatment of the interest rate swaps entered into by Peoples as part of its interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. As of December 31, 2021, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were funded by brokered demand and savings deposits and $40.0 million were funded with FHLB advances. Brokered CDs and deposits are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. As of December 31, 2021, the termination value of derivative financial instruments in a net liability position was $12.1 million, which included accrued interest but excluded any adjustment for nonperformance risk. As of December 31, 2021, Peoples had $28.1 million collateral posted with certain of our derivative counterparties. However, the counterparties had no collateral posted against their obligations under these agreements. If Peoples had breached any of the provisions of the agreements at December 31, 2021, Peoples could have been required to settle our obligations under the agreements at the termination value.
Business Operations Risks
•Peoples is exposed to operational risk.
Similar to any large organization, Peoples is exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, cyber, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are heightened in light of COVID-19.
Peoples may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Peoples could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems. Although Peoples has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to Peoples.
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
Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social, and governance practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect Peoples’ ability to attract and keep customers, could expose Peoples to potential litigation or regulatory action, and could have a material adverse effect on the price of Peoples’ common shares or result in heightened volatility.
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples) or that Peoples' (or our vendors’) consumer compliance business continuity, and data security systems will prove to be inadequate.
Current and future restrictions on the access of Peoples' workforce to our facilities could limit Peoples' ability to meet customer service expectations and have a material adverse effect on operations. Peoples relies on business processes and branch activity that largely depends on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties.
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
•Peoples’ policies concerning COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
Peoples requires any new employees to be fully-vaccinated, with few exceptions. Peoples cannot predict with any amount of certainty the impact that this policy will have on our workforce. Additional vaccine mandates may be announced in jurisdictions in which Peoples’ businesses operate. Peoples’ implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on Peoples’ business, financial condition, and results of operations.
•Failures or material breaches in security of Peoples' systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on Peoples' results of operations and financial condition and the price of Peoples' common shares.
Peoples collects, processes, and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples’ dependence upon automated systems to record and process Peoples’ transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not become inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-party service providers. Peoples’ inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples’ business operations. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. Peoples could be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where the individual purposefully sabotages or fraudulently manipulates Peoples’ operations or systems. Peoples may not be able to prevent employee or third-party errors or misconduct, and the precautions Peoples takes to detect this type of activity might prove ineffective. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
Peoples is also at risk of the impact of natural disasters, terrorism and international hostilities on Peoples’ systems or from the effects of outages or other failures involving power or communications systems operated by others.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although Peoples has policies and procedures in place to verify the authenticity of our customers, Peoples cannot ensure that such policies and procedures will prevent all fraudulent transfers.
Peoples has implemented security controls to prevent unauthorized access to our computer systems, and Peoples requires that our third-party service providers maintain similar controls. However, Peoples’ management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use it to compete with Peoples. While Peoples maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Peoples’ cyber insurance coverage.
Further, Peoples may be affected by data breaches at retailers and other third parties who participate in data interchanges with Peoples and our customers that involve the theft of customer credit and debit card data, which may include the theft of Peoples’ consumer and business debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in Peoples incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Peoples’ operations.
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
•Noncompliance with the BSA and other anti-money laundering statutes and regulations could cause Peoples a material financial loss.
The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Additionally, regulatory guidance adopted by federal bank regulators addressing how banks select, engage and manage their third-party relationships, could affect the circumstances and conditions under which Peoples works with third parties and the cost of managing such relationships.
•Peoples' failure to be in compliance with any material provision or covenant of its debt instruments could have a material adverse effect on Peoples' liquidity and operations.
On April 2, 2020, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement had an original one-year term, which has been extended by a second one-year term, and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants contained in the U.S. Bank Loan Agreement may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of such covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
A breach of any of the covenants or restrictions contained in any of the existing or future financing agreements, including financial covenants, could result in an event of default under the agreements. Such a default could allow the lenders under the financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide Peoples with further funds. If any of these events occur, Peoples may not have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or Peoples may not be able to find additional or alternative financing to refinance any such accelerated obligations. Even if additional or alternative financing is obtained, it may be on terms that are unfavorable to Peoples. The U.S. Bank Loan Agreement matures on March 31, 2022. Peoples is in the process of renewing this facility and expects that it will be renewed prior to such expiration.
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
Peoples' risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples' commercial borrowers and the financial circumstances of Peoples' consumer borrowers. COVID-19 has caused, and is likely to continue to cause, business shutdowns and slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage, auto and other consumer loan payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples' customers to be unable to make scheduled loan payments.
Additional information regarding Peoples' credit exposure concentration as of December 31, 2021 can be found in the section captioned "Loan Concentration" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

•Peoples' allowance for credit losses may be insufficient to absorb the expected, lifetime losses in our loan portfolio.
Peoples maintains an allowance for credit losses that is believed to be a reasonable estimate of the expected losses within the CECL model, based on management's quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of Peoples' loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples' allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of "Critical Accounting Policies" included in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
Peoples' estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond Peoples' control, and the losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the allowance for credit losses will be adequate in the future.
If Peoples' assumptions prove to be incorrect, Peoples' allowance for credit losses may not be sufficient to cover the expected losses from our loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on Peoples' financial condition and results of operations. In addition, bank regulators periodically review Peoples' allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments – Credit Losses", which replaced the incurred loss model with the CECL model, an expected loss model. The new accounting guidance became effective for Peoples beginning January 1, 2020, and included most debt instruments under the new framework. The new accounting guidance under the CECL model requires banks to record, at the time of origination, credit losses expected throughout the life of financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and reinsurance receivables, and off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in leases recognized by a lessor. Under the CECL model, Peoples is required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions used by Peoples in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Peoples' financial condition and results of operations.
The adoption of CECL by Peoples resulted in a reduction to the retained earnings balance of $3.7 million, net of income tax, and a pre-tax increase to the allowance for credit losses of $5.8 million. Due to the COVID-19 pandemic, Peoples’ financial results were negatively impacted as deteriorating economic conditions forecasted increased Peoples’ expectations for credit losses, resulting in higher provision for credit losses during 2020. Improvement in the economic forecasts used in the CECL model during 2021 resulted in a lower provision for credit losses for the year ended December 31, 2021. As a result of the implementation of the CECL model, the time horizon over which Peoples is required to estimate future credit losses expanded, which could result in increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.

•Peoples' accounting estimates and risk management processes rely on analytical and forecasting models.
The processes Peoples uses to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on Peoples' financial condition and results of operations, depend upon the use of analytical and, in some cases, forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the model may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the model Peoples uses for interest rate risk and asset-liability management are inadequate, Peoples may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the model used by Peoples for determining our expected credit losses is inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the model used by Peoples to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Peoples could realize upon sale or settlement of such financial instruments. Any such failure in Peoples' analytical or forecasting models could have a material adverse effect on Peoples' business, financial condition and results of operations.

•Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but such capital may not be available when needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal bank regulators have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support the businesses or to finance acquisitions, if any, or for other unanticipated reasons. The ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of Peoples' control. Therefore, there can be no assurance that additional capital will be available or that capital will be available on acceptable terms. The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.
•Peoples and Peoples Bank operate in a highly regulated industry, and the laws and regulations that govern Peoples’ operations, corporate governance, executive compensation and financial accounting, or financial reporting, including changes in, or failure to comply with, such laws and regulations may adversely affect Peoples.
The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect Peoples' shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, restrict the ability of Peoples Bank to guarantee Peoples' debt, and impose limitations on Peoples’ business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. generally accepted accounting principles ("US GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations, and the intensity of the supervision to which Peoples is subject, have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit our ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect the results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.
•Peoples may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Peoples’ future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. Peoples may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect Peoples’ growth, revenue and net income.
•Peoples may not be able to attract and retain key employees.
Peoples' success depends, in large part, on our ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and Peoples may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact Peoples' ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation equal to or greater than what is offered in metropolitan areas to attract or retain key employees, which may adversely affect salaries and employee benefit costs.
Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, Peoples' incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on Peoples' compensation practices, causing Peoples to make changes that may affect our ability to offer competitive compensation to these individuals or that place Peoples at a disadvantage to non-financial service competitors. Peoples' ability to attract and retain talented employees may be affected by these restrictions, or any new executive compensation limits or regulations.

•Peoples' ability to pay dividends is limited, and Peoples may not be in the position to pay dividends in the future.
Although Peoples has paid dividends on our common shares in the past, Peoples may, at the discretion of Peoples' Board of Directors, reduce or eliminate dividends in the future, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of our liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on our business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation – Dividend Restrictions" in "ITEM 1 BUSINESS" of this Form 10-K and "Note 17 Regulatory Matters" of the Notes to the Consolidated Financial Statements.
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
When Peoples Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if Peoples Bank is later found to have breached any representation or warranty Peoples Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While Peoples Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties and borrower fraud, there can be no assurance that a breach or fraud will not occur. Required repurchases, substitutions or indemnifications could have an adverse effect on Peoples’ liquidity, results of operations and financial condition.
•Peoples and our subsidiaries are subject to examinations and challenges by tax authorities.
In the normal course of business, Peoples and our subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken regarding their respective tax returns. State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income, or deductions or the allocation of income among tax jurisdictions.
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
•Peoples has identified a material weakness in its internal control over financial reporting. If Peoples fails to remediate the material weaknesses, or if Peoples fails to establish and maintain effective internal control over financial reporting, its ability to accurately and timely report financial results could be adversely affected.
The effectiveness of any controls or procedures is subject to certain inherent limitations, and as a result, there can be no assurance that our controls and procedures will prevent or detect misstatements. Even an effective system of internal control over financial reporting will provide only reasonable, not absolute, assurance with respect to financial statement preparation. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer of Peoples and the Executive Vice President and Chief Financial Officer of Peoples, management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2021 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment of Peoples’ internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a control deficiency during the fiscal year ended December 31, 2021, that constituted a material weakness as described within “ITEM 9A. CONTROLS & PROCEDURES.”

However, as disclosed in the "Report of Management's Assessment of Internal Control Over Financial Reporting", Peoples' management is in the process of implementing certain changes to Peoples' internal controls to remediate the material weakness disclosed in the "Report of Management's Assessment of Internal Control Over Financial Reporting."
If Peoples fails to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgments, all of which could negatively affect investor confidence and adversely impact our stock price.
Legislative, Regulatory and Tax Change Risks
•Legislative or regulatory changes or actions could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Board, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the Deposit Insurance Fund, not Peoples' shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs implemented in connection therewith, and Peoples' management cannot predict the effect of those changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples' business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the appropriateness of an institution's allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending our business and may lead to penalties that materially affect Peoples and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and our shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples' market area.
Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
•Changes in accounting standards, policies, estimates or procedures may impact Peoples' reported financial condition or results of operations.
The entities responsible for setting accounting standards, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples' Consolidated Financial Statements. The pace of change continues to accelerate and changes in accounting standards can be difficult to predict and can materially impact how Peoples records and reports our financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised guidance retroactively, resulting in the restatement of prior period financial statements.
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
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The Deposit Insurance Fund is funded by fees assessed on insured depository institutions, such as Peoples Bank. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on our common shares at the current rate or at all.
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
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and our competitors may have greater resources to pay such acquisition prices. In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. If Peoples fails to receive the appropriate approvals, we will not be able to consummate an acquisition that we believe is in our best interest.
Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions we complete. Future acquisitions may also result in other unforeseen difficulties, including in the integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, Peoples may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of Peoples' shareholders. Recent changes in the stock price of financial institutions could impact the valuation of potential target companies and, therefore, Peoples' ability to compete for acquisitions.
•Changes in retail distribution strategies and consumer behavior may adversely impact Peoples’ investments in our financial service office premises and equipment and other assets, and may lead to increased expenditures to change our retail distribution channel.
Peoples has significant investments in financial service office premises and equipment for our financial service office network, including 13 financial service offices as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Peoples’ products and services, could affect the value of Peoples’ financial service office network or other retail distribution assets and may cause Peoples to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain and other "fintech" technologies could result in additional changes in Peoples’ retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform Peoples’ retail distribution channel.
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
While Peoples generally invests in securities issued by U.S. government agencies and sponsored entities and domestic state and local governments with limited credit risk, certain investment securities held by Peoples possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Even securities issued by governmental agencies and sponsored entities may entail risk depending on political and economic changes. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.
•Peoples is subject to environmental liability risk associated with lending activities.
A significant portion of Peoples’ loan portfolio is secured by real property. During the ordinary course of business, Peoples forecloses on and takes title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Peoples may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws and evolving regulation may require Peoples to incur substantial expenses and may materially reduce the affected property’s value or limit Peoples’ ability to use or sell the affected property. In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase Peoples’ exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Peoples’ business, financial condition and results of operations.
•The value of Peoples’ goodwill and other intangible assets may decline in the future.
As of December 31, 2021, Peoples had $291.0 million of goodwill and other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Peoples’ common shares may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If Peoples were to conclude that a future write-down of goodwill and other intangible assets is necessary, the appropriate charge will be recorded, which could have a material adverse effect on Peoples' business, financial condition and results of operations.
•Peoples is at risk of increased losses from fraud.
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud. In addition to fraud committed directly against Peoples, Peoples may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate consumers and thereby commit fraud.
•Peoples may not be able to remain competitive.
Peoples experiences significant competition in originating loans, obtaining deposits, and maintaining and growing insurance and trust customers, principally from other commercial banks, savings associations, credit unions, trust and brokerage companies, insurance agencies, fintechs and online service providers. Several of Peoples' competitors have greater resources, larger branch systems and wider arrays of banking and non-banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that Peoples originates and the interest rates we can charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds that have historically been held as bank deposits in brokerage accounts, mutual funds, or high yield savings accounts with online banks. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Digital or cryptocurrencies, blockchain, and other “fintech” technologies are designed to enhance transactional security and have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples' financial condition and results of operations.  If Peoples is unable to compete effectively, Peoples will lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples' competitive environment, see the section captioned "Competition" in "ITEM 1 BUSINESS" of this Form 10-K.
•Climate change, severe weather, natural disasters, acts of war or terrorism, the emergence of a pandemic and other adverse external events could significantly impact Peoples' business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or concern about a possible pandemic, and other adverse external events could have a significant impact on Peoples' ability to conduct business or upon third parties who perform operational services for Peoples or our customers. Such events could affect the stability of Peoples' deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, disrupt the infrastructure that supports Peoples' business and the communities Peoples is located in, negatively impact financial markets and interest rates, result in lost revenue or cause Peoples to incur additional expenses.

•Peoples or one of our subsidiaries may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on Peoples' financial condition, results of operations and cash flows.
Peoples and our subsidiaries may be involved from time to time in a variety of litigation arising out of their respective businesses. The risk of litigation increases in times of increased troubled loan collection activity. Peoples' insurance may not cover all claims that may be asserted against Peoples and our subsidiaries, and any claims asserted against them, regardless of merit or eventual outcome, may harm their respective reputations. Should the ultimate judgments or settlements in any litigation exceed the applicable insurance coverage, they could have a material adverse effect on Peoples' financial condition, results of operations and cash flows. In addition, Peoples or one of our subsidiaries may not be able to obtain appropriate types or levels of insurance in the future or to obtain adequate replacement policies with acceptable terms.
•Defaults by larger financial institutions could adversely affect Peoples' business, earnings and financial condition.
Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity and credit problems and/or losses or defaults by other financial institutions. This "systemic risk" may adversely affect Peoples' business.
Additionally, Peoples' investment portfolio continues to include a limited amount of investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in the future. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize impairment losses on our investment in bank-issued trust preferred securities in future periods.
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

ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2021, Peoples Bank operated 66 offices in Ohio, 34 locations in West Virginia, 26 offices in Kentucky, three offices in Virginia, three offices in Washington D.C., one location in Maryland, an insurance premium finance lending office in Missouri and an equipment leasing office in Vermont. Of these 135 offices, 33 are leased and the rest are owned by Peoples Bank.
Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Sciotoville, Ohio and in Pikeville, Kentucky.

Rent expense on the leased properties totaled $2.0 million in 2021 and $1.6 million in 2020, which excludes intercompany rent expense. The following properties have a lease term expiring on or before June 2023:

Location	Address	Lease Expiration Date
DuPont Circle	1604 17th Street Washingtion, DC	March 2022 (a)
Cincinnati West Loan Production Office	6701 Ruwes Oak Drive, Suite 4 Cincinnati, Ohio	April 2022 (b)
Charleston Commercial Office	10 Hale Street Charleston, West Virginia	May 2022 (c)
Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2023 (a)
Premium Finance	600 SW Jefferson, Suite 204 Lee's Summit, Missouri	August 2022 (a)
Spencer	303 Main Street Spencer, West Virginia	November 2022 (d)
West Hamlin	40 Lincoln Plaza Branchland, West Virginia	December 2022 (a)
K Street	1501 K Street, NW Washington, DC	December 2022 (a)
Sciotoville Insurance	6606 Gallia Street Sciotoville, Ohio	December 2022 (e)
Vanceburg AA Highway	67 Commercial Drive, Suite 3 Vanceburg, Kentucky	February 2023 (a)
Proctorville	7604 County Road 107 Proctorville, Ohio	February 2023 (a)
North Star Leasing	747 Pine Street Burlington, Vermont	March 2023 (f)
Akron Business Production Office	354 South Main Street, Suite 200 Akron, Ohio	June 2023 (a)
North Canton Loan Production Office	125 South Main Street North Canton, Ohio	June 2023 (g)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement is in final extension.
(c) Current lease agreement has one three-year extension remaining.
(d) Current lease agreement will change to a month-to-month lease upon expiration.
(e) Current lease has one one-year extension remaining.
(f) Current lease has two three-year extensions remaining.
(g) Current lease agreement has one two-year extension remaining.

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
ITEM 3 LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, Peoples' management believes the pending legal proceedings are ordinary routine litigation incidental to the business of Peoples and its subsidiaries and that they will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2021, Peoples had 3,944 shareholders of record.
Peoples plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in "Note 17 Regulatory Matters" of the Notes to the Consolidated Financial Statements, as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples' common shares during the three months ended December 31, 2021:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2021	425	(2)	$32.94	(2)	—	$30,000,000
November 1 – 30, 2021	—		$—		—	$30,000,000
December 1 – 31, 2021	6,297	(2)(3)(4)	$31.00	(2)(3)(4)	—	$30,000,000
Total	6,722		$31.12		—	$30,000,000
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021. There were no common shares repurchased under the share repurchase program during the three months ended December 31, 2021.
(2)Information includes 425 common shares and 700 common shares purchased in open market transactions during October and December by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3) Information reported includes an aggregate of 350 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during December 2021.
(4) Information reported includes an aggregate of 5,247 common shares withheld to satisfy income taxes associated with unrestricted common shares which were granted during December 2021 and were not subject to vesting requirements.

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2016, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 3,000 in order of descending market capitalization in the Russell 3000 Index. The second is the Russell 2000 Financial Services Index, which is comprised of the financial services companies within the Russell 2000 Index.
COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG
PEOPLES BANCORP INC., RUSSELL 2000 INDEX,
AND RUSSELL 2000 FINANCIAL SERVICES INDEX

	At December 31,
	2016	2017	2018	2019	2020	2021
Peoples Bancorp Inc.	$100.00	$103.10	$98.18	$117.76	$97.42	$119.67
Russell 2000 Index	$100.00	$114.63	$101.99	$127.98	$153.49	$176.18
Russell 2000 Financial Services Index	$100.00	$105.73	$94.17	$116.86	$114.48	$148.56

ITEM 6 [RESERVED]

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
(1)the ever-changing effects of the COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), the availability, effectiveness and acceptance of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the recently-completed merger with Premier and recently-completed acquisitions of NSL and Vantage, and the expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
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
(7)local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, closing of border crossings and changes in the relationship of the U.S. and its global trading partners) and the impact these conditions may have on Peoples, its customers and its counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(11)future credit quality and performance, including expectations regarding future credit losses and the allowance for credit losses;
(12)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;
(13)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;
(14)the discontinuation of LIBOR and other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(17)the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income and our loan originations;
(18)Peoples' ability to receive dividends from its subsidiaries;
(19)Peoples' ability to maintain required capital levels and adequate sources of funding and liquidity;
(20)the impact of larger or similar-sized financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity;
(21)Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(22)Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(23)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and its subsidiaries are highly dependent;
(24)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions (including as a result of the COVID-19 pandemic), legislative or regulatory initiatives (including those in response to the COVID-19 pandemic), or other factors, which may be different than anticipated;
(25)the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(26)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, misappropriation or violence;
(27)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics (including COVID-19), cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts;
(28)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(29)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(30)changes in law or requirements imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(31)the effect of a fall in stock market prices on the asset and wealth management business;
(32)Peoples' continued ability to grow deposits;
(33)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;
(34)uncertainty regarding the impact of the current U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic, infrastructure spending and social programs; and,
(35)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the SEC, including those risk factors included in the disclosures under the heading "ITEM 1A RISK FACTORS" of this Form 10-K.

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
◦On March 7, 2022, Peoples wholly-owned subsidiary, Peoples Bank, closed on its acquisition of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Under the terms of the agreement, Peoples Bank purchased 100% of the equity of Vantage for total cash consideration of $54.0 million. Peoples Bank repaid approximately $28.9 million in recourse debt on behalf of Vantage. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide array of industries. Upon completion of the transaction, Vantage became a subsidiary of Peoples Bank. As a subsidiary, Vantage will continue to operate under the name Vantage Financial, which will leverage Vantage's strong brand recognition within the equipment finance industry.
◦On September 17, 2021, Peoples completed its merger with Premier Financial Bancorp, Inc. (“Premier”), in which Peoples acquired, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021, Premier merged with and into Peoples (the “Merger”), and Premier Bank and Citizens subsequently merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.1 billion in loans and $1.8 billion in deposits. Peoples preliminarily recorded $68.2 million in goodwill and $4.2 million in other intangible assets in connection with the Merger.
◦On May 4, 2021, Peoples Insurance Agency, LLC ("Peoples Insurance") acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 to be paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000, related to this transaction.
◦On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC ("NSL") pursuant to an Asset Purchase Agreement, dated March 24, 2021, in which Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus a potential earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangibles of $14.0 million, which included a customer relationship intangible, trade name intangible and non-compete agreements related to this transaction. Peoples recorded an additional $0.6 million in non-interest expense during the last six months of 2021 related to an update to the estimated earn-out provision of $3.0 million. As of December 31, 2021, equipment leases had grown to $122.5 million.
◦Peoples began originating loans during the second quarter of 2020 and continued to originate loans during the first five months of 2021 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of December 31, 2021, Peoples had $87.1 million aggregate principal amount in PPP loans outstanding (including $23.4 million acquired in the Merger with Premier), which were included in commercial and industrial loan balances, compared to $366.9 million at December 31, 2020. Peoples recognized interest income of $13.0 million for deferred loan fees/cost accretion and $2.3 million of interest income on PPP loans during 2021 compared to $7.5 million for deferred loan fees/cost accretion and $3.2 million of interest income during 2020.
◦On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares, replacing the share repurchase program which had authorized Peoples to purchase up to an aggregate of $40 million of Peoples' outstanding common shares. During 2021, Peoples did not repurchase any common shares under the share repurchase program authorized on January 28, 2021. On February 27, 2020, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares, replacing the share repurchase program which had authorized Peoples to purchase up to an aggregate of $20.0 million of Peoples' outstanding common shares. During 2020, Peoples repurchased 1,299,577 of Peoples' common shares through Peoples' then-effective common share repurchase program for a total of $29.3 million.
◦During 2021, Peoples recorded a provision for credit losses of $0.7 million, compared to $26.3 million for 2020 and $2.5 million for 2019. The lower provision for credit losses recognized in 2021 was the result of improvement in loss drivers and Moody's economic outlook published in December 2021.

◦During 2021, Peoples recorded $1.2 million of expenses related to the COVID-19 pandemic, compared to $1.3 million for 2020. During the fourth quarter of 2021, Peoples awarded common shares to all associates who were at the Assistant Vice President level or below. The remainder of the COVID-19-related expenses were primarily related to providing Peoples' employees meals in support of local businesses, assisting employees with childcare and elder care needs, incentivizing employees to be vaccinated and taking extra precautions in cleaning facilities.
◦During 2021, Peoples incurred $21.4 million of acquisition-related expenses, compared to $0.5 million for 2020 and $7.3 million for 2019. The acquisition-related expenses in 2021 were primarily related to the NSL acquisition and the Premier acquisition, while the expenses during 2020 and 2019 were due to the Triumph Premium Finance and First Prestonsburg acquisitions, respectively.
◦Peoples incurred $0.1 million in pension settlement charges in 2021 compared to $1.1 million in 2020, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing settlement charges during the period. There were no such settlement charges during 2019.
◦On April 2, 2020, Peoples entered into a First Amendment to the Loan Agreement with U.S. Bank National Association (the “U.S. Bank Loan Agreement”), entered into on April 3, 2019, to extend the maturity. A Second Amendment to the U.S. Bank Loan Agreement entered into on April 1, 2021 extends the maturity from April 1, 2021 to March 31, 2022. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
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
◦During 2020, Peoples recognized $109,000 in bank owned life insurance ("BOLI") income related to tax-free death benefits, compared to $482,000 in 2019. Peoples recognized no BOLI income related to death benefits in 2021.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve Board first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020 and then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target

Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate as of December 31, 2021. According to the Chair of the Federal Reserve Board, the Federal Funds Target Rate is not likely to drop below this range. However, the Federal Reserve Board does have other tools available that it can employ and has expressed an intention to do so in order to maintain a targeted level of liquidity.
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
Allowance for Credit Losses
Peoples adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2020, and began using the CECL model to estimate its allowance for credit losses. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns, and reasonable and supportable forecast periods. Peoples identified 18 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes U.S. unemployment, Ohio unemployment and Ohio Gross Domestic Product as economic factors in modeling.
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
There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2021 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic conditions could reduce currently estimated cash flows for both commercial and consumer borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
To demonstrate the sensitivity to key economic parameters used in the measurement of the allowance for credit losses at December 31, 2021, management calculated the difference between the modeled allowance for credit losses at December 31, 2021, compared to one based on an adverse scenario. The adverse scenario reflected increases of 100 basis points in both U.S. and Ohio unemployment, and a decline in Ohio Gross Domestic Product of 100 basis points. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in the allowance for credit losses of approximately $3.4 million at December 31, 2021.
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
Based on recent acquisitions, loans and leases acquired through business combinations have comprised the majority of purchase accounting adjustments in arriving at the fair values of acquired assets and liabilities, with the most significant adjustments relating to the creditworthiness of the acquired portfolios. The assumptions and inputs impacting the allowance for credit losses are discussed in the above paragraphs of this section of Management's Discussion and Analysis. Those same judgments drive the measurement of the credit adjustments of acquired loan and lease portfolios when arriving at fair value. For further information regarding business combination accounting, please refer to “Note 20 Acquisitions” of the Notes to the Consolidated Financial Statements.
Goodwill
Peoples records goodwill as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, and, in any case, at least annually. For further information regarding the fair values of assets and liabilities recently acquired in business combinations, please refer to “Note 20 Acquisitions” of the Notes to the Consolidated Financial Statements.
The value of recorded goodwill is supported by revenue that is driven by the volume of business transacted and Peoples' ability to provide quality, cost-effective services in a competitive market place. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill impairment exists when the carrying value of the reporting unit (as defined by US GAAP) exceeds its fair value and an impairment loss is recognized in earnings in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
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
Peoples performs its required annual impairment test as of October 1st each year. Peoples first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In this evaluation, Peoples assesses relevant events and circumstances, which may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events specific to Peoples, significant changes in the reporting unit, or a sustained decrease in stock price. If Peoples determines that it is more-

likely-than-not that the fair value of the reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary.
At October 1, 2021, management completed a qualitative assessment of goodwill. This test resulted in management concluding it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. For further information regarding goodwill, refer to "Note 7 Goodwill and Other Intangible Assets" of the Notes to the Consolidated Financial Statements.
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
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2021 was $47.6 million, compared to $34.8 million for 2020 and $53.7 million for 2019, representing earnings per diluted common share of $2.15, $1.73 and $2.63, respectively. The increase in earnings compared to 2020 was driven by a lower provision for credit losses, which was a result of improved economic factors and updated loss drivers and their impact on assumptions used in the CECL model throughout 2021. Non-core items, and the related tax effect of each, in net income included acquisition-related expenses, contract negotiation expenses, COVID-19-related expenses, a contribution to Peoples Bank Foundation, Inc., pension settlement charges, severance expenses, losses on investment securities, and gains and losses on asset disposals and other transactions. Non-core items negatively impacted earnings per diluted common share by $0.85 for 2021 compared to $0.22 for 2020 and $0.30 for 2019.
Net interest income increased 24% to $172.6 million for 2021, compared to $138.9 million for 2020, and totaled $140.8 million for 2019. Net interest margin was 3.40% in 2021, compared to 3.24% in 2020 and 3.69% in 2019. The increase in net interest income and net interest margin compared to 2020 was largely due to the impact of PPP loan forgiveness and lower funding costs due to customers' maintaining higher cash balances, as well as a higher volume of loans due to the Premier and Premium Finance acquisitions coupled with higher-yielding leases acquired from NSL and organic loan growth. Net interest margin compressed during 2020 as loan yields declined due to the low interest rate environment and investment securities yields decreased as premium amortization increased due to higher refinancing activity. Included in net interest income during 2021 and 2020 was the impact of the PPP loans. Peoples recognized interest income on deferred loan fees/costs of $13.0 million and $7.5 million during the 2021 and 2020, respectively, along with $2.3 million and $3.2 million of interest earned on PPP loans during 2021 and 2020, respectively. Funding costs were controlled during 2021, and declined 20 basis points compared to 2020. Net interest income in 2019 was largely driven by loan growth, which was positively impacted by the First Prestonsburg and ASB acquisitions, and higher loan yields. Accretion income, net of amortization expense, from acquisitions totaled $3.2 million for 2021, $2.8 million for 2020, and $4.9 million for 2019, adding 7 basis points, 7 basis points, and 12 basis points, respectively, to the net interest margin.
The provision for credit losses for 2021 was $0.7 million for 2021, compared to $26.3 million for 2020 and $2.5 million for 2019. Net charge-offs for 2021 were $4.7 million compared to $1.8 million for 2020 and $1.1 million for 2019. Net charge-offs as a percent of average total loans were 0.13% for 2021, 0.05% for 2020 and 0.04% for 2019. The lower provision for credit losses recognized in 2021 was the result of improvement in loss drivers and Moody's economic outlook published in December 2021. The provision for credit losses recognized in 2020 was due to the impact the COVID-19 pandemic had on the economic forecasts and qualitative factors used in the CECL model. The provision for credit losses recognized in 2019 was a result of lower net charge-offs in 2019, which included a $1.8 million recovery on a previously charged-off loan.
Total non-interest income increased 8% compared to 2020. All non-interest income categories were impacted by the Premier acquisition, with the exception of mortgage banking income and commercial loan swap fees. Mortgage banking income decreased due to the volume of refinance activity experienced in 2020 when interest rates declined, which was not repeated in 2021. Swap fee income also decreased as a result of lower customer demand caused by the sustained lower rate environment in 2021. Total non-interest income for 2020 was largely impacted by deposit account service charges, which was driven by the COVID-19 pandemic and the higher balances being maintained by customers throughout 2020. The decline in deposit account service charges during 2020, compared to 2019, was partially offset by higher mortgage banking income, as a result of higher refinancing activity in 2020 due to the low interest rate environment. Increases in trust and investment income and electronic banking income in 2020, compared to 2019, were more than offset by decreases in insurance income, commercial loan swap fee income and bank owned life insurance income. Total non-interest income was positively impacted during 2019 due to the additional deposit accounts and cardholders associated with the acquisitions of First Prestonsburg and ASB.
Total non-interest expense was $183.7 million for 2021, an increase of $50.0 million compared to 2020. The acquisitions of Premier and NSL increased acquisition-related expenses included in other expenses, professional fees, salaries and employee benefit costs, as well as net occupancy and equipment expenses, and amortization of intangible assets. Total non-interest expense for 2020 decreased $3.6 million, or 3%, from 2019 and was driven by a reduction in acquisition-related expenses. Declines in salaries and employee benefit costs, which were mostly due to increased deferred personnel costs associated with the origination of PPP loans, were partially offset by higher data processing and software expense that was largely a result of implementation of new software, coupled with higher core processing costs. Peoples also recorded higher FDIC insurance expense during 2020 compared to 2019, as credits had been received and recognized during 2019, and were fully utilized during the second quarter of 2020. Included in total non-interest expense during 2021 were certain non-core expenses which included acquisition-related expenses of $21.4 million, COVID-19-related expenses of $1.2 million, contract negotiation expenses of $1.2 million and a Peoples Bank Foundation, Inc. contribution of $0.5 million. Non-core expenses for 2020 included COVID-19-related expenses of $1.3 million, severance expenses and pension settlement charges that totaled $1.1 million each, and acquisition-related expenses of $0.5 million. During 2019, non-core expenses included $7.3 million of acquisition-related expenses. Total non-interest expense for 2019 was mostly impacted by increases in salaries and employee benefit costs, net occupancy and equipment expense, electronic banking expense and data processing and software expense, largely attributable to the acquisitions in 2019, which were partially offset by lower FDIC insurance expense and professional fees.
Peoples' efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, was 73.6% for 2021, compared to 63.9% for 2020 and 64.7% for 2019. The increase in the efficiency ratio during 2021 was caused by increased non-core expenses discussed above. The improvement in the efficiency ratio during 2020 was mostly due to a reduction in total non-interest expense, which more than offset declines in revenue. The efficiency ratio during 2019 was impacted by higher total revenue, which outpaced increases in total non-interest expense. The efficiency ratio, when adjusted for non-core items, was 63.5% for 2021, 61.9% for 2020 and 61.1% for 2019.
Income tax expense totaled $9.4 million for 2021, compared to $7.9 million for 2020 and $11.7 million for 2019. The effective tax rate for 2021 was 16.5%, 18.5% for 2020 and 17.8% for 2019. The variance in income tax expense for 2021 compared to 2020, was the result of higher pre-tax income in 2021 that resulted from the acquisitions of Premier and NSL.
Total assets increased 48% to $7.06 billion at December 31, 2021, compared to $4.76 billion at year-end 2020. The key contributor to the increase was the assets acquired from the Premier and NSL acquisitions. The allowance for credit losses increased to $64.0 million or 1.43% of total loans, net of deferred fees and costs, compared to $50.4 million and 1.48%, respectively, at December 31, 2020. The increase in the allowance for credit losses compared to December 31, 2020 was due to a $16.9 million increase in the allowance for credit losses related to the purchased credit deteriorated loans acquired from Premier, the establishment of an allowance for credit losses for non-purchased credit deteriorated loans of $11.7 million, and a liability for unfunded commitments of $0.4 million. For the NSL acquisition, Peoples recorded $3.3 million in provision for credit losses during 2021 in order to establish the allowance for credit losses for the acquired leases and $493,000 to establish the allowance for credit losses on purchased credit deteriorated leases.
Total liabilities were $6.22 billion at December 31, 2021, an increase of $2.0 billion since December 31, 2020. Total deposits increased $2.0 billion, to $5.86 billion at December 31, 2021. The significant increase in deposits compared to December 31, 2020 was largely due to deposits acquired from Premier. Total demand deposits comprised 48% of total deposits at December 31, 2021 and were 43% of total deposits at December 31, 2020.
Total stockholders' equity was $845.0 million at December 31, 2021, an increase of 47% from December 31, 2020. The increase compared to 2020 was due to common shares issued for the Premier acquisition and net income for 2021 of $47.6 million, offset partially by dividends paid of $31.2 million and $13.0 million in accumulated other comprehensive losses.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed "well capitalized." Peoples' tier 1 capital ratio was 12.81% at December 31, 2021, versus 13.25% at December 31, 2020, while the total capital ratio was 14.06% at December 31, 2021, versus 14.50% at December 31, 2020. The common equity tier 1 risk-based capital ratio was 12.52% at December 31, 2021 compared to 13.01% at December 31, 2020. Compared to December 31, 2020, the change in the capital ratios was due to a lower provision for credit losses recognized during 2021, partially offset by increased acquisition-related expenses and dividends paid to shareholders. Peoples' book value and tangible book value per share were $29.86 and $19.58, respectively, at December 31, 2021, compared to $29.43 and $19.99, respectively, at December 31, 2020. Additional information regarding capital requirements can be found in "Note 17 Regulatory Matters" of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on investments, loans and leases, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue and was 71% of total revenue during 2021. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 22.3% for 2021, and a statutory federal corporate income tax rate of 21% for 2020 and 2019. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Net interest income	$172,553	$138,923	$140,838
Taxable equivalent adjustments	1,349	1,054	1,068
FTE net interest income	$173,902	$139,977	$141,906

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2021			2020			2019
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$219,849	$313	0.14%	$103,767	$343	0.33%	$43,157	$919	2.13%
Investment securities (a)(b)(c):
Taxable	1,042,419	15,219	1.46%	868,930	14,370	1.65%	870,921	23,420	2.69%
Nontaxable	163,095	4,326	2.65%	101,965	3,146	3.09%	106,437	3,331	3.13%
Total investment securities	1,205,514	19,545	1.62%	970,895	17,516	1.80%	977,358	26,751	2.74%
Loans (b)(c)(d):
Construction	131,834	5,130	3.84%	107,862	4,883	4.45%	111,734	6,008	5.30%
Commercial real estate, other	1,061,323	42,308	3.93%	854,749	36,499	4.20%	829,581	44,574	5.30%
Commercial and industrial	870,682	37,321	4.23%	925,060	34,458	3.66%	601,900	31,611	5.18%
Premium finance	118,242	5,872	4.90%	50,687	2,855	5.54%	—	—	—%
Leases	74,442	13,572	17.98%	—	—	—%	—	—	—%
Residential real estate (e)	700,691	29,686	4.24%	660,025	31,155	4.72%	641,053	30,671	4.78%
Home equity lines of credit	133,340	5,410	4.06%	127,454	5,799	4.55%	132,235	7,715	5.83%
Consumer, indirect	529,994	21,480	4.05%	453,379	19,364	4.27%	416,768	17,350	4.16%
Consumer, direct	88,611	5,501	6.21%	79,138	5,286	6.68%	78,838	5,564	7.06%
Total loans	3,709,159	166,280	4.44%	3,258,354	140,299	4.26%	2,812,109	143,493	5.06%
Allowance for credit losses	(56,038)			(47,692)			(21,239)
Net loans	3,653,121	166,280	4.51%	3,210,662	140,299	4.33%	2,790,870	143,493	5.10%
Total earning assets	5,078,484	186,138	3.64%	4,285,324	158,158	3.66%	3,811,385	171,163	4.46%
Goodwill and other intangible assets	234,667			181,526			173,529
Other assets	359,443			272,439			237,568
Total assets	$5,672,594			$4,739,289			$4,222,482
Interest-bearing deposits:
Savings accounts	$772,726	$112	0.01%	$571,676	$175	0.03%	$511,112	$437	0.09%
Government deposit accounts	529,955	2,035	0.38%	375,305	2,226	0.59%	323,768	3,220	0.99%
Interest-bearing demand accounts	848,526	303	0.04%	658,214	455	0.07%	605,637	1,111	0.18%
Money market accounts	575,237	390	0.07%	549,276	1,416	0.26%	425,207	2,745	0.65%
Retail certificates of deposit	497,181	3,952	0.79%	473,244	6,748	1.43%	465,381	8,002	1.72%
Brokered deposits (f)	150,716	3,130	2.08%	223,940	2,480	1.11%	272,553	6,695	2.46%
Total interest-bearing deposits	3,374,341	9,922	0.29%	2,851,655	13,500	0.47%	2,603,658	22,210	0.85%
Borrowed funds:
Short-term FHLB advances (f)	30,289	475	1.57%	129,928	2,489	1.92%	197,987	4,455	2.25%
Repurchase agreements and other	70,674	66	0.09%	46,706	82	0.18%	46,812	257	0.55%
Total short-term borrowings	100,963	541	0.54%	176,634	2,571	1.46%	244,799	4,712	1.92%
Long-term FHLB advances	94,050	1,413	1.50%	107,935	1,740	1.61%	87,472	1,814	2.07%
Other borrowings	9,364	360	3.79%	8,757	370	4.23%	7,368	521	7.07%
Total long-term borrowings	103,414	1,773	1.71%	116,692	2,110	1.81%	94,840	2,335	2.46%
Total borrowed funds	204,377	2,314	1.13%	293,326	4,681	1.59%	339,639	7,047	2.07%
Total interest-bearing liabilities	3,578,718	12,236	0.34%	3,144,981	18,181	0.58%	2,943,297	29,257	0.99%
Non-interest-bearing deposits	1,347,702			924,799			653,082
Other liabilities	89,541			94,123			59,980
Total liabilities	5,015,961			4,163,903			3,656,359
Stockholders’ equity	656,633			575,386			566,123
Total liabilities and stockholders’ equity	$5,672,594			$4,739,289			$4,222,482
Interest rate spread (b)		$173,902	3.30%		$139,977	3.08%		$141,906	3.47%
Net interest margin (b)			3.40%			3.24%			3.69%
(a) Average balances are based on carrying value.
(b) Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 22.3% for 2021, and a statutory federal corporate income tax rate of 21% for 2020 and 2019.
(c) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model, recording an adjustment in cost basis of purchased credit deteriorated assets to reflect the addition of $2.6 million to establish the allowance for credit losses; an increase to the allowance for credit losses (which was the "allowance for loan losses" prior to January 1, 2020) of $5.8 million; the addition of $1.5 million unfunded commitment liability included in accrued expenses and other liabilities; and a cumulative-effect adjustment to reduce retained earnings of $3.7 million, net of statutory corporate federal income tax.
(d) Average balances include nonaccrual, impaired loans, and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(e) Loans held for sale are included in the average loan balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
(f) Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances and interest expense on brokered deposits for the periods presented in which FHLB advances and brokered deposits were being utilized.
On September 17, 2021, Peoples acquired Premier, which included $1.1 billion in loans and $1.8 billion in deposits. Additionally, Peoples acquired North Star Leasing on April 1, 2021 and an insurance premium finance division on July 1, 2020. During 2021, Peoples had excess cash which increased short-term investments, due to PPP forgiveness and increased deposit balances.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2020 to 2021			Changes from 2019 to 2020
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(258)	$228	$(30)	$(1,163)	$587	$(576)
Investment Securities (b):
Taxable	(4,274)	5,123	849	(8,997)	(53)	(9,050)
Nontaxable	(1,431)	2,611	1,180	(46)	(139)	(185)
Total investment income	(5,705)	7,734	2,029	(9,043)	(192)	(9,235)
Loans (b):
Construction	(723)	970	247	(925)	(200)	(1,125)
Commercial real estate, other	(2,414)	8,223	5,809	(9,372)	1,297	(8,075)
Commercial and industrial	4,955	(2,092)	2,863	(10,807)	13,654	2,847
Premium finance	(358)	3,375	3,017	—	2,855	2,855
Leases	—	13,572	13,572	—	—	—
Residential real estate	(3,315)	1,846	(1,469)	(416)	900	484
Home equity lines of credit	(648)	259	(389)	(1,646)	(270)	(1,916)
Consumer, indirect	(1,028)	3,144	2,116	459	1,555	2,014
Consumer, direct	(391)	606	215	(298)	20	(278)
Total loan income	(3,922)	29,903	25,981	(23,005)	19,811	(3,194)
Total interest income	(9,885)	37,865	27,980	(33,211)	20,206	(13,005)
INTEREST EXPENSE:
Deposits:
Savings accounts	(112)	49	(63)	(309)	47	(262)
Government deposit accounts	(934)	743	(191)	(1,448)	454	(994)
Interest-bearing demand accounts	(260)	108	(152)	(745)	89	(656)
Money market accounts	(1,090)	64	(1,026)	(1,973)	644	(1,329)
Retail certificates of deposit	(3,122)	326	(2,796)	(1,387)	133	(1,254)
Brokered deposit	1,654	(1,004)	650	(3,182)	(1,033)	(4,215)
Total deposit cost	(3,864)	286	(3,578)	(9,044)	334	(8,710)
Borrowed funds:
Short-term borrowings	(433)	(1,597)	(2,030)	(1,605)	(536)	(2,141)
Long-term borrowings	(177)	(160)	(337)	(687)	462	(225)
Total borrowed funds cost	(610)	(1,757)	(2,367)	(2,292)	(74)	(2,366)
Total interest expense	(4,474)	(1,471)	(5,945)	(11,336)	260	(11,076)
Net interest income	$(5,411)	$39,336	$33,925	$(21,875)	$19,946	$(1,929)
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 22.3% for 2021 and a statutory federal corporate income tax rate of 21% for 2020 and 2019.

During 2021, net interest income grew 24%, and the increase was primarily driven by the acquired Premier and leasing divisions, coupled with growth in Peoples' core business. Net interest margin improved 16 basis points compared to 2020, as loan yields improved and offset declining investment yields, while controlled funding costs benefited net interest margin. Peoples recorded $15.3 million in PPP income during 2021, which was mostly due to the forgiveness of loans, resulting in accretion of net deferred loan fees and costs, and positively impacted net interest margin by 16 basis points. Accretion income, net of amortization expense, from acquisitions, added $3.2 million to net interest income and 7 basis points to net interest margin.
For 2020, net interest income decreased $1.9 million, or 1% compared to 2019, and net interest margin declined to 3.24%, compared to 3.69% for 2019. Net interest income and net interest margin were negatively impacted by the low interest rate environment during 2020, which also led to a $5.0 million increase in premium amortization on Peoples' investment securities portfolio during 2020, compared to 2019. Peoples recorded $10.7 million in interest income on PPP loans during 2020, which included the impact of accretion of net deferred loan fees and costs, which added 2 basis points to net interest margin. Premium finance loans added $2.9 million of interest income during 2020, and 2 basis points to net interest margin. Funding costs declined to 58 basis points compared to 99 basis points for 2019, which was driven by reductions in interest rates on deposits, coupled with controlled borrowing costs. During 2020, Peoples recognized accretion income, net of amortization expense, from acquisitions of $2.8 million, which added 7 basis points to net interest margin, compared to $4.9 million and 12 basis points in 2019.
Additional interest income in 2021 from prepayment fees and interest recovered on nonaccrual loans was $825,000, compared to $738,000 in 2020 and $564,000 in 2019.
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

(Dollars in thousands)	2021	2020	2019
Provision for other credit losses	$339	$25,798	$1,845
Provision for checking account overdrafts	392	456	659
Provision for credit losses	$731	$26,254	$2,504
As a percent of average total loans	0.02%	0.81%	0.09%
The provision for credit losses represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  The CECL methodology utilized by Peoples relies on economic forecasts, as well as other key assumptions including prepayments, probability of default and loss given default. Under the incurred loss model (the accounting methodology prior to 2020), the process for estimating allowance for loan losses considered various factors that affect losses, such as changes in Peoples’ loan quality and historical loss experience. Given the relatively low recent loss history, the incurred loss model was highly dependent on qualitative factors to arrive at an appropriate allowance for loan losses in periods prior to 2020. These qualitative factors included current economic conditions, and other environmental factors such as changes in real estate market conditions and unemployment.
During 2021, Peoples recorded a lower provision for credit losses compared to a sizable provision for credit losses during 2020. 2020 was impacted by the COVID-19 pandemic, which drove a higher provision for credit losses. During 2021 economic factors and loss drivers improved and resulted in a reduction in the allowance for credit losses, resulting in a lower provision for credit losses. The improvement in economic factors and loss drivers for 2021 were partially offset by the provision for credit losses required to establish the allowance for credit losses for acquired non-purchased credit deteriorated loans and leases during 2021.
During 2020, the COVID-19 pandemic caused the economic outlook and assumptions used in the CECL model to be unfavorable, and as a result, caused the need for additional provision for credit losses to be recorded resulting in a higher allowance for credit losses at the end of the year, compared to 2019.
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
The following table details the net gains (losses) for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2021	2020	2019
Net (loss) gain on investment securities	$(862)	$(368)	$164

Net gain (loss) on asset disposals and other transactions:
Net loss on other assets	$(460)	$(367)	$(692)
Net gain (loss) on OREO	56	(120)	(98)
Net gain on other transactions	897	197	8
Net gain (loss) on asset disposals and other transactions	$493	$(290)	$(782)
During 2021, net gains on other transactions were driven by the sale of $59.8 million of predominantly purchased credit deteriorated loans acquired in the Premier Merger ($52.9 million of which were criticized or classified) primarily in the hospitality industry. Peoples recognized a gain of $897,000 related to the discount recorded on those loans when they were acquired from Premier.
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
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: electronic banking income ("e-banking"); trust and investment income; insurance income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. As a result, total non-interest income excluding net gains and losses accounted for 28.6% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2021, compared to 31.7% in 2020 and 31.5% in 2019.
The decline in Peoples' total non-interest income excluding net gains and losses, as a percent of total revenue during 2021 compared to 2020, was largely due to the Premier Merger and the North Star Leasing acquisition, which caused improved net interest income, resulting in a smaller portion of total revenue being provided by other revenue sources.
E-banking income comprised the largest portion of Peoples' total non-interest income excluding net gains and losses, for 2021. The following table shows Peoples' e-banking income for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
E-banking income	$18,010	$14,246	$13,680
Peoples' e-banking services include ATM and debit cards, direct deposit services, Internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. During 2021, e-banking income increased $3.8 million, or 26%, and was driven by the combination of the addition of the Premier acquired accounts, along with increased usage of debit cards. The growth in e-banking income in 2020 of $566,000, or 4%, compared to 2019, was largely due to increased usage of debit cards, coupled with the full year impact of the addition of the First Prestonsburg acquired accounts. In 2021, Peoples' customers used their debit cards to complete $1.4 billion of transactions, versus $1.0 billion in 2020 and $913.7 million in 2019.

Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Fiduciary	$7,930	$6,906	$6,761
Brokerage	5,966	4,560	4,198
Employee benefit plan fees	2,560	2,196	2,200
Trust and investment income	$16,456	$13,662	$13,159
For 2021, trust and investment income grew 20%, as Peoples added new accounts and the underlying market values of assets under administration and management grew, compared to 2020. Peoples also increased its employee benefit plans business during 2021, compared to 2020. During 2020, trust and investment income increased $503,000, or 4%, compared to 2019, while employee benefit plan fees for 2020 were relatively flat compared to 2019.
The following table details Peoples’ assets under administration and management at year-end December 31:

(Dollars in thousands)	2021	2020	2019
Trust	$2,009,871	$1,885,324	$1,572,933
Brokerage	1,183,927	1,009,521	944,002
Total	$3,193,798	$2,894,845	$2,516,935
Annual average	$3,053,807	$2,510,596	$2,382,017
During 2021, Peoples grew assets under administration and management by over 10%, which was partially due to new accounts as well as improved market values, resulting in increased fiduciary and brokerage income compared to 2020. For 2020, Peoples grew assets under management by 15% compared to 2019, as a result of new accounts and higher market values, driving the increase in both fiduciary and brokerage income compared to the prior year. Peoples has had success in recent years in increasing client accounts within its fiduciary and brokerage business, while the market values of existing assets under administration and management have also increased.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Property and casualty insurance commissions	$11,192	$10,240	$10,605
Performance-based commissions	2,044	1,457	1,530
Life and health insurance commissions	1,627	1,897	2,065
Other fees and charges	389	448	602
Insurance income	$15,252	$14,042	$14,802
Insurance income grew 9% for 2021, compared to 2020. This increase was driven by higher property and casualty insurance commissions, as Peoples added new accounts, and higher performance-based commissions. Insurance income declined 5% during 2020, compared to 2019, and decreased across each category of insurance income. This decline was mostly due to the impact of the COVID-19 pandemic. The majority of performance-based commissions typically is recorded annually in the first quarter and is based on a combination of factors, such as loss experience of insurance policies sold, production volumes and overall financial performance of the individual insurance carriers.
Deposit account service charges are based on the costs associated with services provided by Peoples.  The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Overdraft and non-sufficient funds fees	$5,528	$5,073	$7,069
Account maintenance fees	3,808	3,573	3,832
Other fees and charges	807	772	799
Deposit account service charges	$10,143	$9,418	$11,700
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  Management periodically evaluates these fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges were positively impacted during 2021 by the Premier Merger and associated additional accounts, while growth was also experienced within fees on existing accounts, which had previously declined since the beginning of the COVID-19 pandemic. During 2020, deposit account service charges declined 20% as customer habits changed as a result of the COVID-19 pandemic, with customers maintaining higher balances, coupled with fiscal stimulus funds provided by the government to individuals and proceeds from PPP loans to businesses compared to 2019.
The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Mortgage banking income	$3,439	$6,499	$4,328
Bank owned life insurance income	1,767	1,977	2,430
Commercial loan swap fees	543	1,741	2,228
Other non-interest income	$3,644	$2,745	$2,565
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. During 2021, mortgage banking declined by 47% and was driven by lower customer demand due to the low rate environment that had been in place since the beginning of 2020. During 2020, mortgage banking income increased by 50% compared to 2019, as the low interest rate environment during the year resulted in heavy refinance activity. In 2021, Peoples sold approximately $57.6 million of loans to the secondary market with servicing retained and sold approximately $37.4 million in loans with servicing released, compared to approximately $111.9 million and $150.9 million, respectively, in 2020. Peoples sold $98.2 million of loans to the secondary market with servicing retained and $55.4 million of loans with servicing released during 2019. The volume of sales has a direct impact on the amount of mortgage banking income.
BOLI income declined 11% during 2021, compared to 2020, and was mostly due to the 2020 recognition of a $109,000 tax-free death benefit that exceeded the cash surrender value of the insurance policies. BOLI income declined $453,000 during 2020, compared to 2019, with the reduction largely driven by the recognition of $482,000 of tax-free death benefits that exceeded the cash surrender value of the insurance policies during 2019. Peoples purchased no additional BOLI policies during 2021, 2020 and 2019.
Commercial loan swap fees are largely dependent on the timing and volume of customer activity. For 2021, commercial loan swap fees declined 69%, as customer demand decreased due to the continued low interest rate environment. The low interest rate environment also resulted in lower commercial loan swap fees during 2020, which were down $487,000 compared to 2019.
Other non-interest income grew during 2021, and was positively impacted by the non-interest income recognized by the leasing division, which contributed $1.3 million of income. Other non-interest income during 2020 and 2019 included additional income related to gains recorded on the sale of restricted Class B Visa stock of $680,000 and $787,000, respectively. There were no similar gains recorded during 2021.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Base salaries and wages	$60,622	$52,016	$51,835
Sales-based and incentive compensation	16,668	12,200	11,850
Employee benefit costs	11,091	8,510	8,497
Stock-based compensation	3,515	3,607	3,655
Deferred personnel costs	(3,695)	(4,342)	(2,768)
Payroll taxes and other employment costs	6,411	4,370	4,791
Salaries and employee benefit costs	$94,612	$76,361	$77,860
Full-time equivalent employees:
Actual at end of the period	1,188	894	900
Average during the period	1,003	894	900
Base salaries and wages increased in 2021 by $8.6 million, or 17%, compared to 2020, and were impacted by the acquisitions of Premier and North Star Leasing. During 2021, Peoples incurred $3.8 million of one-time expenses associated with acquisitions, whereas Peoples incurred $1.1 million in severance expenses in 2020, due primarily to a management restructuring that occurred in the latter half of 2020. Base salaries and wages in 2020 were relatively flat compared to 2019. Base salaries and wages were impacted by merit increases, as well as continued movement towards a $15 per hour minimum wage throughout Peoples' organization. The $15 per hour minimum is being phased in and will largely be implemented by January 1, 2023. Base salaries and wages were also impacted by the addition of employees, primarily as a result of the First Prestonsburg acquisition in 2019.

Sales-based and incentive compensation increased in 2021 compared to 2020, largely due to higher incentive compensation related to the overall company performance measures combined with trust and investment income growth. During 2020, sales-based and incentive compensation increased compared to 2019 due to mortgage banking income growth from an increase in real estate loans sold in the secondary market. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
Employee benefit costs increased $2.6 million compared to 2020, and were impacted by the Premier and North Star Leasing acquisitions creating an increase in the number of participants in the insurance plan. During 2020, employee benefit costs were relatively flat compared to 2019.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, and an adjustment is made at the vesting date to reverse expense for non-vested awards. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Stock-based compensation was relatively flat for 2021, compared to 2020 and 2019.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs decreased in 2021 compared to 2020. Materially impacting the comparison was the recognition of $921,000 in deferred personnel costs during 2020 related to the origination of PPP loans. Increased production in residential real estate and indirect consumer loans, coupled with PPP loan originations, resulted in higher deferred personnel costs in 2020 compared to 2019. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption "Loans" within "FINANCIAL CONDITION."
Payroll taxes and other employee costs increased during 2021 as a result of the higher base salaries, sales-based and incentive compensation, and employee benefits. During 2020, $454,000 in dividends were received from Ohio Bureau of Workers' Compensation in an effort to ease the impact of COVID-19 on the state's business community and workforce.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2021	2020	2019
Depreciation expense	$6,143	$5,955	$5,702
Repairs and maintenance costs	3,972	2,988	3,016
Net rent expense	1,723	1,293	1,022
Property taxes, utilities and other costs	3,080	2,572	2,691
Net occupancy and equipment expense	$14,918	$12,808	$12,431
Net occupancy and equipment expense grew 16% during 2021, compared to 2020, driven by the recent acquisitions and ongoing costs related to the larger footprint. During 2020, net occupancy and equipment expense increased primarily due to increased depreciation expense and net rent expense. The increase in depreciation expense was due to a full year of depreciation related to the First Prestonsburg acquisition in 2019, while net rent expense increased due to the addition of new leases for the recent insurance acquisition and insurance premium finance acquisition, as well as a full year of rent expense for the First Prestonsburg branches.
The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Professional fees	$15,783	$6,912	$7,095
Data processing and software expense	10,542	7,441	6,332
E-banking expense	8,885	7,777	7,186
Amortization of other intangible assets	4,775	3,223	3,359
Marketing expense	3,658	2,101	2,291
Franchise tax expense	3,357	3,506	3,071
Other loan expenses	2,001	1,584	1,956
FDIC insurance expense	1,976	1,302	602
Communication expense	1,657	1,134	1,181
Other non-interest expense	$21,573	$9,546	$13,886

Total non-interest expense during 2021 increased considerably due to acquisition-related expenses, which totaled $21.4 million, and impacted several lines. Additionally, Peoples had increased ongoing expenses associated with the Premier and North Star Leasing acquisition during 2021, and the full year impact of the Premium Finance acquisition completed during 2020.
Data processing and software expense includes software support, maintenance and depreciation expense. During 2021, data processing and software expense grew due to systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features in the latter part of 2020 and first quarter of 2021. The higher expense during 2021 also reflected increases related to the Premier acquisition. The increase in data processing and software expense for 2020 was driven by systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense increased during 2021, as customer usage increased, coupled with the additional accounts acquired from Premier. E-banking expense was up for 2020, compared to 2019, due to an increased usage by customers as a result of the COVID-19 pandemic, which in turn increased the volume of transactions involving debit cards and Peoples' internet and mobile banking service.
Peoples' amortization of other intangible assets is driven by acquisition-related activity. During 2021, amortization of other intangible assets increased as a result of the recent acquisitions of Premier and North Star Leasing and the full year impact of premium finance. Amortization of other intangible assets declined in 2020 due to the reduced amortization from previous acquisitions.
Marketing expense, which includes advertising, donations, marketing campaigns, and other public relations costs, was higher for 2021, compared to 2020, and was mostly due to additional advertising campaigns relating to the addition of the Premier locations. Additionally, Peoples' donations increased during 2021, which included a $500,000 special contribution to the Peoples Bank Foundation, Inc., and donations to each of Marietta College and the Ohio Valley Museum of Discovery. Marketing expense decreased slightly in 2020, compared to 2019, due to declines in electronic and print media, ad agency fees and other public relations expenses.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity at year-end, in the states where Peoples has a physical presence. Franchise tax expense declined slightly for 2021, and was driven by a change in the calculation for Kentucky, which become income-based instead of an equity-based calculation, and reduced the related tax expense for 2021, compared to 2020. During 2020, franchise tax expense increased compared to 2019, due to higher equity as of December 31, 2019, coupled with additional taxes in Kentucky as a result of the First Prestonsburg acquisition in 2019. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
During 2021, other loan expenses increased mostly due to the higher volume of indirect consumer loan originations during 2020 and related recognition of deferred costs, which lowered expense during 2020, and was not duplicated during 2021. Other loan expenses declined during 2020, primarily due to the higher deferral of costs associated with an increase in the origination volume of consumer indirect loans.
FDIC insurance expense increased during 2021, and was partially due to credits used by Peoples during the first two quarters of 2020 to offset its FDIC insurance premium, coupled with a lower leverage ratio during early 2020, which negatively impacted insurance expense for 2021. Peoples recorded higher FDIC insurance expense during 2020 compared to the prior year, as credits were received and recognized during 2019, and were fully utilized during the second quarter of 2020. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."
Communication expense increased 46% during 2021, compared to 2020, and grew as a result of the upgrading of the network to certain branches (including new branches acquired from Premier coupled with the addition of the NSL location and the full year impact of the location of Premium Finance that was acquired) and increased costs compared to the prior periods among certain vendors that provide communication services. Communication expense was relatively flat for 2020 compared to 2019.
Other non-interest expense increased $12.0 million in 2021 compared to 2020, and decreased $4.3 million in 2020 compared to 2019. Other non-interest expense increased considerably during 2021, and was primarily related to acquisition-related expenses recognized.
Income Tax Expense
A key driver for the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, BOLI, stock awards that settled or vested during the year, and investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of

Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in "Note 13 Income Taxes" of the Notes to the Consolidated Financial Statements.
For the full year of 2021, income tax expense totaled $9.4 million, compared to $7.9 million in 2020, and $11.7 million in 2019, and the effective tax rate for 2021 was 16.5%, compared to 18.5% for 2020, and 17.8% for 2019. Income tax expense increased during 2021, and was due to higher pre-tax income, which benefited from the recent acquisitions and reduced provision for credit losses. The decrease in income tax expense in 2020 compared to 2019 was the result of lower pre-tax income in 2020 related to the increase in the provision for credit losses recorded during 2020.
For 2021, the effective tax rate was down 2% compared to 2020. Income tax expense for 2021 was impacted by an income tax benefit related to an adjustment from the prior period of $1.1 million. During 2020, income tax expense and the effective tax rate were positively impacted by tax-exempt interest income, non-taxable BOLI income and the full-year impact of the investment in Peoples Risk Management, Inc., which reduced income tax expense by $412,000. Income tax expense for 2020 was also impacted by additional income tax expense related to an adjustment from the prior year of $863,000.
Peoples also recorded a tax expense of $74,000 in 2021, and tax benefits of $5,000 in 2020, and $195,000 in 2019 related to stock awards that settled or vested during the year, with the substantial majority recorded in the first quarter of each year.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2021	2020	2019
Income before income taxes	$56,970	$42,646	$65,358
Add: provision for credit losses (a)	731	26,254	2,504
Add: net loss on OREO	—	120	98
Add: net loss on investment securities	862	368	—
Add: net loss on other assets	252	170	692
Less: net gain on OREO	56	—	—
Less: net gain on investment securities	—	—	164
Less: net gain on other assets	—	—	8
Less: net gain on other transactions	897	—	—
Pre-provision net revenue	$57,862	$69,558	$68,480

Total average assets	$5,672,594	$4,739,289	$4,222,482
Pre-provision net revenue to total average assets	1.02%	1.47%	1.62%
Weighted-average common shares outstanding - diluted	21,959,883	19,843,806	20,273,725
Pre-provision net revenue per common share - diluted	$2.63	$3.49	$3.37
(a)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. Prior to the adoption of CECL, the provision for credit losses was the "provision for loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, which includes held-to-maturity investment securities and the unfunded commitment liability.
During 2021, PPNR declined, and was heavily impacted by the $21.4 million in acquisition-related expenses, which more than offset the positive impact of higher total revenue compared to 2020. PPNR increased in 2020 mostly due to the reduction in acquisition-related expenses incurred during 2020, compared to 2019, offset by a decrease in net interest income due to the low interest rate environment.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is non-US GAAP financial measure since it excludes the impact of all acquisition-related expenses, contract negotiation expenses, pension settlement charges, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.

The following tables provide reconciliations of these non-US GAAP financial measures to the amounts of total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2021	2020	2019

Core non-interest expense:
Total non-interest expense	$183,737	$133,695	$137,250
Less: COVID-19-related expenses	1,248	1,332	—
Less: severance expenses	79	1,055	270
Less: pension settlement charges	143	1,054	—
Less: acquisition-related expenses	21,423	489	7,287
Less: Peoples Bank Foundation, Inc. contribution	500	—	—
Less: contract negotiation expenses	1,248	—	—
Core non-interest expense	$159,096	$129,765	$129,693
The increase in core non-interest expense for 2021, compared to 2020, was driven by higher ongoing costs associated with recent acquisitions. This includes the impact of the Premier acquisition since September 17, 2021, North Star Leasing since April 1, 2021, and the full year impact of the Premium Finance acquisition that was completed on July 1, 2020.
Efficiency Ratio (non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income excluding net gains and losses. This financial measure is non-US GAAP since it excludes amortization of other intangible assets and all gains and/or losses included in earnings, and uses FTE net interest income.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2021	2020	2019

Efficiency ratio:
Total non-interest expense	$183,737	$133,695	$137,250
Less: amortization of other intangible assets	4,775	3,223	3,359
Adjusted total non-interest expense	178,962	130,472	133,891

Total non-interest income	68,885	63,672	64,274
Less: net (loss) gain on investment securities	(862)	(368)	164
Less: net gain (loss) on asset disposals and other transactions	493	(290)	(782)
Total non-interest income excluding net gains and losses	69,254	64,330	64,892

Net interest income	172,553	138,923	140,838
Add: fully-tax-equivalent adjustment (a)	1,349	1,054	1,068
Net interest income on a fully-tax equivalent basis	173,902	139,977	141,906

Adjusted revenue	$243,156	$204,307	$206,798

Efficiency ratio	73.60%	63.86%	64.74%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$159,096	$129,765	$129,693
Less: amortization of other intangible assets	4,775	3,223	3,359
Adjusted core non-interest expense	154,321	126,542	126,334

Core non-interest income excluding net gains and losses	69,254	64,330	64,892
Net interest income on a fully-tax-equivalent basis	173,902	139,977	141,906
Adjusted core revenue	$243,156	$204,307	$206,798

Efficiency ratio adjusted for non-core items	63.47%	61.94%	61.09%
(a)Based on 21% statutory federal corporate income tax rate for 2021, 2020 and 2019.

The efficiency ratio increased during 2021, and was largely due to the acquisition-related expenses. The efficiency ratio, when adjusted for non-core items, increased compared to 2020, and was driven by the higher non-interest expense, coupled with the continued low interest rate environment and related impact to net interest income. The efficiency ratio for 2020 improved due to a decrease in non-interest expense. The higher efficiency ratio adjusted for non-core items for 2020, compared to 2019, was driven by lower revenue, while adjusted core non-interest expense was relatively flat.
Managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. Peoples was also negatively impacted during 2021 and 2020 by the low interest rate environment and the related reduction to net interest income.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses, Peoples Bank Foundation, Inc. and contract negotiation non-recurring expenses in earnings.
The following table provides a reconciliation of this non-US GAAP financial measure to the amount of net income reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2021	2020	2019

Net income adjusted for non-core items:
Net income	$47,555	$34,767	$53,695
Add: net loss on investment securities	862	368	—
Less: tax effect of net loss on investment securities (a)	181	77	—
Less: net gain on investment securities	—	—	164
Add: tax effect of net gain on investment securities (a)	—	—	34
Add: net loss on asset disposals and other transactions	—	290	782
Less: tax effect of net loss on asset disposals and other transactions (a)	—	61	164
Less: net gain on asset disposals and other transactions (a)	493	—	—
Add: tax effect of net loss on asset disposals and other transactions (a)	104	—	—
Add: acquisition-related expenses	21,423	1,459	7,530
Less: tax effect of acquisition-related expenses (a)	4,499	306	1,581
Add: severance expenses	79	1,055	270
Less: tax effect of severance expenses (a)	17	222	57
Add: pension settlement charges	143	1,054	—
Less: tax effect of pension settlement charges (a)	30	221	—
Add: COVID-19-related expenses	1,248	1,332	—
Less: tax effect of COVID-19-related expenses (a)	262	280	—
Add: Peoples Bank Foundation, Inc. contribution	500	—	—
Less: tax effect of Peoples Bank Foundation, Inc. contribution	105	—	—
Add: contract negotiation expenses	1,248	—	—
Less: tax effect of contract negotiation expenses	262	—	—
Net income adjusted for non-core items (after tax)	$67,313	$39,158	$60,345
Return on average assets:
Net income	$47,555	$34,767	$53,695
Total average assets	5,672,594	4,739,289	4,222,482
Return on average assets	0.84%	0.73%	1.27%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$67,313	$39,158	$60,345
Total average assets	5,672,594	4,739,289	4,222,482
Return on average assets adjusted for non-core items	1.19%	0.83%	1.43%
(a) Based on a 21% statutory federal corporate income tax rate for 2021, 2020 and 2019.

The return on average assets and return on average assets adjusted for non-core items, both increased compared to 2020, as Peoples recorded a lower provision for credit losses during 2021 compared to 2020, while net income improved due to recent acquisitions and core growth. The decreases in return on average assets and return on average assets, adjusted for non-core items for 2020 compared to 2019, were driven by a reduction in income due to the implementation of CECL, which was impacted by the COVID-19 pandemic.
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

(Dollars in thousands)	2021	2020	2019
Net income excluding amortization of other intangible assets:
Net income	$47,555	$34,767	$53,695
Add: amortization of other intangible assets	4,775	3,223	3,359
Less: tax effect of amortization of other intangible assets (a)	1,003	677	705
Net income excluding amortization of other intangible assets	51,327	37,313	56,349
Average tangible equity:
Total average stockholders' equity	$656,633	$575,386	$566,123
Less: average goodwill and other intangible assets	234,667	181,526	173,529
Average tangible equity	$421,966	$393,860	$392,594
Return on average stockholders' equity ratio:
Net income	$47,555	$34,767	$53,695
Average stockholders' equity	$656,633	$575,386	$566,123
Return on average stockholders' equity	7.24%	6.04%	9.48%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$51,327	$37,313	$56,349
Average tangible equity	$421,966	$393,860	$392,594
Return on average tangible equity	12.16%	9.47%	14.35%
(a) Based on a 21% statutory federal corporate income tax rate for 2021, 2020 and 2019.
Return on average stockholders' equity and return on average tangible equity both improved compared to 2020, and were driven by the recent acquisitions, core growth and reduced provision for credit losses. The decrease in return on average tangible equity for 2020, compared to 2019, was driven by a reduction in net income due to the implementation of CECL, which was negatively impacted by the COVID-19 pandemic.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs.  At December 31, 2021, excess cash reserves at the FRB of Cleveland were $318.1 million, compared to $25.1 million at December 31, 2020. Peoples also acquired $248.4 million in cash and cash equivalents from Premier. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances, coupled with increased liquidity needs due to the COVID-19 pandemic.
In 2021, Peoples' total cash and cash equivalents increased $263.6 million, as cash provided by operating activities and financing activities of $156.4 million and $181.6 million, respectively, were partially offset by cash used in investing activities of $74.4 million. Peoples' investing activities reflected a net decrease of $113.5 million in loans and $852.5 million in purchases of available-for-sale investment securities, which were primarily offset by $849.1 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $200.8 million net increase in deposits and increase of $14.4 million in short-term borrowings, as well as $31.0 million of cash dividends paid.
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
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	Weighted average yield	2021	2020	2019
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	1.05%	$35,604	$—	$—
U.S. government sponsored agencies	0.07%	81,739	5,363	8,209
States and political subdivisions	2.23%	259,319	114,919	114,104
Residential mortgage-backed securities	1.58%	828,517	623,218	791,009
Commercial mortgage-backed securities	1.37%	63,519	4,783	18,088
Bank-issued trust preferred securities	3.00%	6,795	4,730	4,691
Total fair value		$1,275,493	$753,013	$936,101
Total amortized cost		$1,283,146	$734,544	$929,395
Net unrealized (loss) gain		$(7,653)	$18,469	$6,706

Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	2.03%	$36,431	$—	$—
States and political subdivisions (a)	2.23%	$151,402	$35,139	$4,346
Residential mortgage-backed securities	1.90%	110,708	25,890	21,494
Commercial mortgage-backed securities	1.80%	75,588	5,429	5,907
Total amortized cost		$374,129	$66,458	$31,747

Other investment securities		$33,987	$37,560	$42,730

Total investment securities:
Amortized cost		$1,691,262	$838,562	$1,003,872
Carrying value		$1,683,609	$857,031	$1,010,578
(a)Amortized cost is presented net of the allowance for credit losses of $286 at December 31, 2021 and $60 at December 31, 2020.

At December 31, 2021, Peoples' investment securities represented approximately 23.8% of total assets, compared to 18.0% at December 31, 2020. During 2021, Peoples acquired, in the Premier acquisition, investment securities totaling $552.0 million and subsequently sold $395.2 million of available-for-sale securities. The increase in investment securities compared to 2020 also reflected Peoples' continued reinvestment of proceeds from available-for-sale investment securities and the investment of excess cash in higher-yielding investment securities. During 2021, Peoples acquired from Premier, and made investments into, tax-exempt securities, which are included in obligations of state and political subdivisions. The investments into these securities were made in an effort to reduce exposure to amortizing investment securities, while also maintaining an appropriate level of risk-adjusted yield.
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

Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2021	2020	2019
Originated loans:
Construction	$137,437	$103,169	$83,283
Commercial real estate, other	861,610	780,324	671,576
Commercial real estate	999,047	883,493	754,859
Commercial and industrial	779,064	943,024	622,175
Premium finance	136,121	100,571	—
Leases	69,169	—	—
Residential real estate	350,595	281,623	314,935
Home equity lines of credit	104,176	93,296	93,013
Consumer, indirect	530,532	503,526	417,127
Consumer, direct	81,330	75,591	70,852
Consumer	611,862	579,117	487,979
Deposit account overdrafts	756	351	878
Total originated loans	$3,050,790	$2,881,475	$2,273,839
Acquired loans:
Construction	$72,795	$3,623	$5,235
Commercial real estate, other	688,471	149,529	161,662
Commercial real estate	761,266	153,152	166,897
Commercial and industrial	112,328	30,621	40,818
Premium finance	15	14,187	—
Leases	53,339	—	—
Residential real estate	421,123	292,384	346,541
Home equity lines of credit	59,417	27,617	39,691
Consumer, indirect	—	1	58
Consumer, direct	23,322	3,503	5,681
Consumer	23,322	3,504	5,739
Total acquired loans (a)	$1,430,810	$521,465	$599,686
Total loans	$4,481,600	$3,402,940	$2,873,525
Average total loans	3,709,159	3,258,354	2,812,109
Average allowance for credit losses	(56,038)	(47,692)	(21,239)
Average loans, net of average allowance for credit losses	$3,653,121	$3,210,662	$2,790,870

(Dollars in thousands)	2021	2020	2019
Percent of loans to total loans:
Construction	4.7%	3.1%	3.1%
Commercial real estate, other	34.7%	27.3%	29.0%
Commercial real estate	39.4%	30.4%	32.1%
Commercial and industrial	19.9%	28.6%	23.1%
Premium finance	3.0%	3.4%	—%
Leases	2.7%	—%	—%
Residential real estate	17.2%	16.9%	23.0%
Home equity lines of credit	3.7%	3.6%	4.6%
Consumer, indirect	11.8%	14.8%	14.5%
Consumer, direct	2.3%	2.3%	2.7%
Consumer	14.1%	17.1%	17.2%
Deposit account overdrafts (b)	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$430,597	$485,972	$496,802
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals, and increase in lines of credit).
(b)NM=not meaningful.
As of December 31, 2021, total loans increased 32%, compared to December 31, 2020, which was driven by the Premier and North Star Leasing acquisitions, coupled with core growth. The Premier acquisition added $1.1 billion in loans at December 31, 2021, which were comprised of $96.1 million in construction; $534.9 million in commercial real estate, other; $132.1 million in commercial and industrial; $331.1 million in residential real estate; $45.9 million in home equity lines of credit; and $21.6 million of consumer, direct loan balances. During 2021, the outstanding balance of SBA PPP loans declined $279.8 million, from $366.9 million at December 31, 2020, to $87.1 million at December 31, 2021, which was mainly due to forgiveness proceeds received from the SBA.
During 2020, total loans grew 18%, or $529.4 million. The growth compared to December 31, 2019 was mostly driven by PPP loans added during 2020, which are included in commercial and industrial loan balances, and the new loans being originated through the acquired premium finance sector. At December 31, 2020, PPP loan balances totaled $366.9 million, while the premium finance loans totaled $114.8 million. Consumer indirect loans also contributed to the growth during 2020, and were up $86.3 million, or 21%.

The following table details the maturities of Peoples' loan portfolio at December 31, 2021:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total	% of Total
Construction:
Fixed	$6,503	$15,680	$9,839	$13	$32,035	15.2%
Variable	36,976	90,558	31,254	19,409	178,197	84.8%
Total	43,479	106,238	41,093	19,422	210,232	100.0%
Commercial real estate, other:
Fixed	42,107	151,471	215,692	9,183	418,453	27.0%
Variable	91,549	238,760	485,195	316,124	1,131,628	73.0%
Total	133,656	390,231	700,887	325,307	1,550,081	100.0%
Commercial and industrial:
Fixed	104,468	160,955	44,023	214	309,660	34.7%
Variable	167,851	132,487	266,573	14,821	581,732	65.3%
Total	272,319	293,442	310,596	15,035	891,392	100.0%
Premium finance:
Fixed	136,136	—	—	—	136,136	100.0%
Leases:
Fixed	122,508	—	—	—	122,508	100.0%
Residential real estate:
Fixed	72,874	14,169	174,673	217,831	479,547	62.1%
Variable	11,655	7,158	93,301	180,057	292,171	37.9%
Total	84,529	21,327	267,974	397,888	771,718	100.0%
Home equity lines of credit:
Fixed	5	458	1,019	872	2,354	1.4%
Variable	1,493	34,292	103,086	22,368	161,239	98.6%
Total	1,498	34,750	104,105	23,240	163,593	100.0%
Consumer, indirect:
Fixed	4,070	239,873	286,589	—	530,532	100.0%
Consumer, direct:
Fixed	3,671	59,469	34,948	291	98,379	94.0%
Variable	555	2,246	2,945	527	6,273	6.0%
Total	4,226	61,715	37,893	818	104,652	100.0%
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2021:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$69,717	$121,583	$191,300	44.1%
Mixed-use facilities	29,419	34,168	63,587	14.7%
Assisted living facilities and nursing homes	19,183	25,960	45,143	10.4%
Office buildings and complexes	7,161	14,438	21,599	5.0%
Residential property	8,545	11,658	20,203	4.7%
Lodging and lodging related	12,447	1,635	14,082	3.2%
Retail	9,132	2,747	11,879	2.7%
Other (a)	54,628	11,554	65,943	15.2%
Construction	$210,232	$223,743	$433,736	100.0%
Commercial real estate, other:
Retail facilities:
Owner occupied	55,513	1,965	57,478	3.6%
Non-owner occupied	134,230	1,736	135,966	8.5%
Total retail	189,743	3,701	193,444	12.1%
Office buildings and complexes:
Owner occupied	77,603	3,492	81,095	5.1%
Non-owner occupied	94,634	4,822	99,456	6.2%
Total office buildings and complexes	172,237	8,314	180,551	11.3%
Light industrial facilities:
Owner occupied	91,329	1,891	93,220	5.8%
Non-owner occupied	38,666	633	39,299	2.5%
Total light industrial facilities	129,995	2,524	132,519	8.3%
Mixed commercial use facilities:
Owner occupied	53,673	424	54,097	3.4%
Non-owner occupied	58,716	4,000	62,716	3.9%
Total mixed commercial use facilities	112,389	4,424	116,813	7.3%
Lodging and lodging related:
Owner occupied	13,941	—	13,941	0.9%
Non-owner occupied	85,713	150	85,863	5.4%
Total lodging and lodging related	99,654	150	99,804	6.3%
Apartment complexes	93,246	3,508	96,754	6.1%
Warehouse facilities:
Owner occupied	40,271	2,790	43,061	2.7%
Non-owner occupied	40,176	74	40,250	2.5%
Total warehouse facilities	80,447	2,864	83,311	5.2%

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total
Assisted living facilities and nursing homes	$81,349	$750	$82,099	5.1%
Education services:
Owner occupied	16,896	98	16,994	1.1%
Non-owner occupied	22,508	4,000	26,508	1.7%
Total education services	39,404	4,098	43,502	2.8%
Restaurant/bar facilities:
Owner occupied	24,482	50	24,532	1.5%
Non-owner occupied	12,908	253	13,161	0.8%
Total restaurant/bar facilities	37,390	303	37,693	2.3%
Healthcare:
Owner occupied	26,085	422	26,507	1.7%
Non-owner occupied	11,482	—	11,482	0.7%
Total healthcare facilities	37,567	422	37,989	2.4%
Agriculture	30,792	1,536	32,328	2.0%
Other (a)	445,868	15,446	461,314	28.8%
Commercial real estate, other	$1,550,081	$48,040	$1,598,121	100.0%
(a)All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at either December 31, 2021 or December 31, 2020.
Additional information regarding Peoples' loan portfolio can be found in "Note 4 Loans and Leases" of the Notes to the Consolidated Financial Statements.
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created a new loan guarantee program called the PPP targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders are not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. The PPP expired on May 31, 2021 and no new originations will be made under the program; however, forgiveness proceeds will continue to be received until the loans are paid in full.
Peoples is a PPP participating lender, and the PPP loans originated (including $23.4 million acquired in the merger with Premier) are included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The following tables detail Peoples' PPP loans and related income at December 31:

(Dollars in millions)	2021	2020
PPP aggregate outstanding principal balances	$89.3	$374.8
PPP net deferred loan origination fees	2.2	7.9
Amortization of net deferred loan origination fees	13.0	7.5

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
The following details management's allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2021	2020	2019
Commercial real estate	$32,146	$19,423	$7,333
Commercial and industrial	11,063	12,763	8,432
Total commercial	43,209	32,186	15,765
Premium finance	379	1,095	—
Leases	4,797	—	—
Residential real estate	7,233	6,044	1,191
Home equity lines of credit	2,005	1,860	546
Consumer, indirect	5,326	8,030	2,937
Consumer, direct	961	1,081	294
Consumer	6,287	9,111	3,231
Deposit account overdrafts	57	63	94
Originated allowance for credit losses	63,967	50,359	20,827
Acquired allowance for credit losses (a)	—	—	729
Allowance for credit losses (b)	$63,967	$50,359	$21,556
As a percent of total loans	1.43%	1.48%	0.75%
(a)Beginning on January 1, 2020, the amounts previously included in "acquired allowance for credit losses" were included in the "originated allowance for credit losses" under the CECL model.
(b)Beginning on January 1, 2020, Peoples calculated the allowance for credit losses using the CECL model, while 2019 used the incurred loss model.
During 2021, the allowance for credit losses grew 27%, which was largely due to the Premier and North Star Leasing acquisitions, and the related need to establish an allowance for credit losses on those portfolios, coupled with organic growth in loan balances during 2021. The North Star Leasing acquisition added $3.3 million to the allowance for credit losses at the acquisition date, of which $493,000 was established for purchased credit deteriorated loans as part of the acquisition accounting, and the remainder was established through the recording of a provision for credit losses. The Premier acquisition added $28.6 million to the allowance for credit losses during the third quarter of 2021, of which $16.9 million was established for purchased credit deteriorated loans as part of the acquisition accounting, and the remainder was established using provision for credit losses. Also during 2021, economic factors and loss drivers improved compared to 2020, and had a positive impact on the CECL model. The allowance for credit losses as a percent of total loans increased slightly during 2021, compared to 2020.
The allowance for credit losses as a percent of total loans was relatively stable at December 31, 2021 compared to December 31, 2020, and was mostly due to the composition of Peoples' loan and lease portfolio. The increase in the allowance for credit losses as a percent of total loans grew at December 31, 2020 compared to December 31, 2019, as a result of the implementation of the CECL model, along with the impact of the COVID-19 pandemic on economic forecasts.
Peoples implemented ASU 2016-13 on January 1, 2020, which resulted in an increase of $5.8 million in the allowance for credit losses. The remaining significant increase in the allowance for credit losses at December 31, 2020 compared to December 31, 2019 was mostly due to the recent COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model. Peoples calculates its allowance for credit losses using a discounted cash flow model, and incorporates economic forecasts.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans and Leases" of the Notes to the Consolidated Financial Statements.
The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Allowance for credit losses, January 1	$50,359	$25,868	$20,195
Gross charge-offs:
Commercial real estate (a)	387	528	156
Commercial and industrial	1,057	1,565	1,062
Premium finance	45	3	—
Leases	1,434	—	—
Residential real estate	385	353	312
Home equity lines of credit	197	103	55
Consumer, indirect	1,756	1,923	1,829
Consumer, direct	152	187	211
Consumer	1,908	2,110	2,040
Deposit account overdrafts	575	673	851
Total gross charge-offs	5,988	5,335	4,476
Recoveries:
Commercial real estate	204	200	151
Commercial and industrial	26	2,521	2,415
Premium finance	—	—	—
Leases	339	—	—
Residential real estate	143	302	229
Home equity lines of credit	41	12	11
Consumer, indirect	253	302	270
Consumer, direct	112	49	52
Consumer	365	351	322
Deposit account overdrafts	177	186	205
Total recoveries	1,295	3,572	3,333
Net charge-offs (recoveries):
Commercial real estate	183	328	5
Commercial and industrial	1,031	(956)	(1,353)
Premium finance	45	3	—
Leases	1,095	—	—
Residential real estate	242	51	83
Home equity lines of credit	156	91	44
Consumer, indirect	1,503	1,621	1,559
Consumer, direct	40	138	159
Consumer	1,543	1,759	1,718
Deposit account overdrafts	398	487	646
Total net charge-offs	$4,693	$1,763	$1,143
Provision for credit losses, December 31 (b)(c)(d)	731	26,254	2,504
Initial allowance for purchased credit deteriorated assets	$17,570	$—	$—
Allowance for credit losses, December 31 (e)	$63,967	$50,359	$21,556
Net charge-offs (recoveries) as a percent of average total loans:
Commercial real estate	—%	0.01%	—%
Commercial and industrial	0.03%	(0.03)%	(0.05)%
Premium finance	—%	—%	—%
Leases	0.03%	—%	—%
Residential real estate	0.01%	—%	—%
Home equity lines of credit	—%	—%	—%
Consumer, indirect	0.05%	0.05%	0.06%
Consumer, direct	—%	—%	0.01%
Consumer	0.05%	0.05%	0.07%
Deposit account overdrafts	0.01%	0.02%	0.02%
Total	0.13%	0.05%	0.04%
(a)Includes nonimpaired loan charge-offs of $2 in 2019.
(b)Includes purchased credit impaired loan provision for credit losses of $19 in 2019.
(c)Includes nonimpaired loan provision for credit losses of $215 in 2019.

(d)Amount does not include the provision for unfunded commitment liability.
(e)Beginning on January 1, 2020, the amounts previously included in "acquired allowance for credit losses" were included in the "originated allowance for credit losses" under the CECL model.
During 2021, net charge-offs as a percent of average total loans increased to 0.13%, compared to 0.05% for 2020. This increase was driven by the additional net charge-offs related to lease balances, coupled with the impact of a recovery of $2.5 million on a single commercial loan relationship during 2020, which lowered the ratio for that period. Prior to the acquisition, North Star Leasing was experiencing net charge-off rates of around 3% of average lease balances, and Peoples anticipates that net charge-off levels will increase in future periods as the net charge-offs for the leasing division return to this historical rate.
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
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2021	2020	2019
Loans 90+ days past due and accruing (a):
Construction	$90	$—	$—
Commercial real estate, other	689	—	907
Commercial and industrial	1,139	50	155
Premium finance	865	589	—
Leases	—	—	—
Residential real estate	805	1,975	2,677
Home equity lines of credit	50	82	108
Consumer, indirect	—	39	—
Consumer, direct	85	17	85
Consumer	85	56	85
Total loans 90+ days past due and accruing	3,723	2,752	3,932
Nonaccrual loans (a):
Construction	6	4	411
Commercial real estate, other	16,849	8,744	6,699
Commercial real estate	16,855	8,748	7,110
Commercial and industrial	2,505	4,017	1,824
Leases	1,581	—	—
Residential real estate	8,016	6,080	4,471
Home equity lines of credit	687	708	955
Consumer, indirect	1,302	883	629
Consumer, direct	273	160	48
Consumer	1,575	1,043	677
Total nonaccrual loans	31,219	20,596	15,037

(Dollars in thousands)	2021	2020	2019
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	$218	$367	$102
Commercial and industrial	1,067	2,175	331
Leases	—	—	—
Residential real estate	1,631	2,295	1,890
Home equity lines of credit	352	159	210
Consumer, indirect	272	190	211
Consumer, direct	6	11	—
Total nonaccrual TDRs	3,546	5,197	2,744
Total nonperforming loans (NPLs)	38,488	28,545	21,713
OREO:
Commercial	9,105	—	145
Residential	391	134	82
Total OREO	9,496	134	227
Total nonperforming assets (NPAs)	$47,984	$28,679	$21,940
Criticized loans (b)	$194,016	$126,619	$96,830
Classified loans (c)	106,547	72,518	66,154
Asset Quality Ratios:
Nonaccrual loans as a percent of total loans (d)	0.78%	0.76%	0.62%
NPLs as a percent of total loans (d)(e)	0.86%	0.82%	0.75%
NPAs as a percent of total assets (d)(e)	0.68%	0.59%	0.50%
NPAs as a percent of total loans and OREO (d)(e)	1.07%	0.84%	0.76%
Allowance for credit losses as a percent of nonaccrual loans (d)	184.00%	195.24%	121.23%
Allowance for credit losses as a percent of NPLs (d)(e)	166.20%	180.14%	99.28%
Criticized loans as a percent of total loans (b)(d)	4.33%	3.72%	3.37%
Classified loans as a percent of total loans (c)(d)	2.38%	2.13%	2.30%
(a)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. The accounting for purchased credit deteriorated loans under CECL resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020. As of December 31, 2019, these loans were presented as 90+ days past due and accruing. Although they were not accruing contractual interest income, they were accreting income from the discount that was recognized due to acquisition accounting.
(b)Includes loans categorized as special mention, substandard or doubtful.
(c)Includes loans categorized as substandard or doubtful.
(d)Data presented as of the end of the year indicated.
(e)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Nonperforming assets grew 67% during 2021 compared to 2020. These increases were primarily driven by the Premier acquisition. At the same time, criticized loans, which are those categorized as special mention, substandard or doubtful, grew $67.4 million, or 53%, while classified loans, which are those categorized as substandard or doubtful, increased $34.0 million, or 47%, compared to December 31, 2020. These increases were also due to the Premier acquisition.
Nonperforming loans increased in 2020 due to two commercial relationships aggregating $3.2 million and several smaller commercial relationships being placed on nonaccrual. Criticized loans increased $29.8 million, or 31%, at December 31, 2020, compared to December 31, 2019, while classified loans grew $6.4 million, or 10%, at December 31, 2020, compared to December 31, 2019. During 2020, Peoples downgraded several relationships due to the COVID-19 pandemic. The COVID-related downgrades contributed $29.8 million of additional criticized loans and $9.4 million of additional classified loans compared to balances at December 31, 2019.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.3 million for 2021, $1.6 million for 2020 and $1.4 million for 2019. No portion of these amounts were recorded during 2021, 2020 or 2019.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2021, based on all significant information currently available.  Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 4 Loans and Leases" of the Notes to the Consolidated Financial Statements.
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2021	2020	2019
Non-interest-bearing deposits (a)	$1,641,422	$997,323	$671,208
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,167,460	692,113	635,720
Savings accounts	1,036,738	628,190	521,914
Retail CDs	643,759	445,930	490,830
Money market deposit accounts	651,169	591,373	469,893
Governmental deposit accounts	617,259	385,384	293,908
Brokered deposits	104,745	170,146	207,939
Total interest-bearing deposits	4,221,130	2,913,136	2,620,204
Total deposits	$5,862,552	$3,910,459	$3,291,412
(a) The sum of amounts presented are considered total demand deposits.
The significant increase in deposits compared to December 31, 2020 was largely due to deposits acquired from Premier. Total demand deposits comprised 48% of total deposits at December 31, 2021 and were 43% of total deposits at December 31, 2020. At December 31, 2021, the period-end deposit increase of $2.0 billion, or 50%, compared to December 31, 2020, was primarily due to deposits acquired from Premier. Also, throughout 2021 and 2020, customers maintained higher balances due to changes in customer habits in light of the COVID-19 pandemic, as well as fiscal stimulus funds and PPP loan proceeds. During 2020, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered demand and savings deposits to fund interest rate swaps. As of December 31, 2021, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, which were funded by $40.0 million in 90-day FHLB advances and $100.0 million in overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
The increase in total deposits between December 31, 2020 and December 31, 2019 was largely due to an increase of $326.1 million in non-interest bearing deposits. The growth in non-interest-bearing deposits was related to customers maintaining higher balances due to changes in customer habits in light of the COVID-19 pandemic, as well as fiscal stimulus funds and PPP loan proceeds. During 2020, Peoples had reduced its reliance on higher-rate brokered deposits, which included one-way buy Certificate of

Deposit Account Registry Services. This was partially offset by the issuance of 90-day brokered demand and savings deposits to fund interest rate swaps.
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
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2021	2020	2019
3 months or less	$71,374	$55,402	$36,623
Over 3 to 6 months	74,529	56,516	48,581
Over 6 to 12 months	83,094	36,448	49,796
Over 12 months	90,864	70,452	104,914
Total	$319,861	$218,818	$239,914
Additional information regarding Peoples' deposits can be found in "Note 8 Deposits" of the Notes to the Consolidated Financial Statements.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2021	2020	2019
Short-term borrowings:
Overnight borrowings	$—	$—	$141,000
FHLB 90-day advances	40,000	—	110,000
Current portion of long-term FHLB advances	15,000	20,000	23,009
Repurchase agreements	111,482	53,261	42,968
Total short-term borrowings	166,482	73,261	316,977
Long-term borrowings:
FHLB advances	85,825	102,957	75,672
Junior subordinated debt securities	13,650	7,611	7,451
Total long-term borrowings	99,475	110,568	83,123
Total borrowed funds	$265,957	$183,829	$400,100
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Peoples continually evaluates the overall balance sheet position given the interest rate environment. During 2021, Peoples' repurchase agreements grew mostly due to accounts associated with the Premier acquisition. Peoples also acquired additional junior subordinated debt securities in the Premier acquisition, leading to the increase in long-term borrowings compared to 2020.
During 2020, long-term FHLB advances increased due to borrowing under a $50.0 million long-term FHLB putable, non-amortizing fixed rate advance and the reclassification of $20.0 million to short-term borrowings as the time to maturity of these advances had become less than one year.
In 2019, Peoples' short-term FHLB advances generally consisted of overnight borrowings maintained in connection with the management of Peoples' daily liquidity position.
During 2019, Peoples had seventeen effective interest rate swaps with an aggregate notional value of $160.0 million, of which $110.0 million were funded by FHLB 90-day advances. The remaining $50.0 million were funded by 90-day brokered CDs. Long-term FHLB advances declined by $26.7 million due to the reclassification to short-term borrowings as the time to maturity of these advances had become less than one year.
On April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association, the term of which has been extended to March 31, 2022 through an amendment in April 2021. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million.

Additional information regarding Peoples' borrowed funds can be found in "Note 9 Short-Term Borrowings" and "Note 10 Long-Term Borrowings" of the Notes to the Consolidated Financial Statements.
Capital/Stockholders’ Equity
During 2021, Peoples' total stockholders' equity grew 47%, mostly due to the issuance of $261.9 million in common shares related to the Premier acquisition. Peoples also recorded net income of $47.6 million, which exceeded dividends paid of $31.2 million.
At December 31, 2021, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position.
During 2020, total stockholders' equity declined mainly due to the repurchase of common shares in the amount of $29.3 million and dividends paid to shareholders of $27.5 million, partially offset by net income of $34.8 million. Also contributing to the decline was the implementation of ASU 2016-13 on January 1, 2020, in which Peoples recorded a one-time transition adjustment to reduce retained earnings by $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for purchased credit deteriorated loans), the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes. Based on current accounting guidance, Peoples is electing to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period.
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 6.06% at December 31, 2021, 6.50% at December 31, 2020 and 7.58% at December 31, 2019. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2021.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2021	2020	2019
Capital Amounts:
Common equity tier 1	$577,565	$409,400	$427,415
Tier 1	591,215	417,011	434,866
Total (tier 1 and tier 2)	648,948	456,384	456,422
Net risk-weighted assets	$4,614,259	$3,146,767	$2,930,355
Capital Ratios:
Common equity tier 1	12.52%	13.01%	14.59%
Tier 1	12.81%	13.25%	14.84%
Total (tier 1 and tier 2)	14.06%	14.50%	15.58%
Tier 1 leverage ratio	8.67%	8.97%	10.41%
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

The following table reconciles the calculation of these non-US GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2021	2020	2019
Tangible equity:
Total stockholders' equity	$845,025	$575,673	$594,393
Less: goodwill and other intangible assets	291,009	184,597	177,503
Tangible equity	$554,016	$391,076	$416,890

Tangible assets:
Total assets	$7,063,521	$4,760,764	$4,354,165
Less: goodwill and other intangible assets	291,009	184,597	177,503
Tangible assets	$6,772,512	$4,576,167	$4,176,662

Tangible book value per common share:
Tangible equity	$554,016	$391,076	$416,890
Common shares outstanding	28,297,771	19,563,979	20,698,941

Tangible book value per common share	$19.58	$19.99	$20.14

Tangible equity to tangible assets ratio:
Tangible equity	$554,016	$391,076	$416,890
Tangible assets	$6,772,512	$4,576,167	$4,176,662

Tangible equity to tangible assets	8.18%	8.55%	9.98%
The tangible equity to tangible assets ratio declined during 2021, compared to 2020. This reduction was mainly due to the acquisition of North Star Leasing, for which no stockholders' equity was issued and additional goodwill and intangibles were recorded. The decline in tangible equity to tangible assets at December 31, 2020, compared to 2019, was partially due to the origination of PPP loans during 2020, coupled with the repurchase of common shares completed during the year and dividends paid to shareholders, which exceeded net income for the year.
Future Outlook
During 2021, Peoples successfully closed the largest acquisition in its history, along with the acquisition of a specialty financing leasing business that has significant growth potential. During 2022, Peoples will look to expand on the progress made with recent acquisitions, both strengthening the pipeline of referrals between lines of businesses for new clients, as well as growing the specialty finance lending and leasing portfolios.
Net interest income is expected to improve considerably over 2021, as the full year impact of Premier and the acquired leasing business are recognized for 2022. People also anticipates core growth that will contribute to overall higher net interest income than for 2021, while it anticipates that net interest margin will be between 3.50% and 3.60%, excluding any potential increase to the Federal Funds Target Rate. Net interest margin for 2022 will be positively impacted by the full year recognition of the accretion income, net of amortization expense, associated with the Premier acquisition. However, the impact of this improvement will be muted by the lower accretion of net deferred loan fees and costs from the PPP loan forgiveness, which will be much smaller during 2022 than it was during 2021. During 2021, Peoples has significantly improved its deposit costs, which declined 18 basis points to 29 basis points, but will have less opportunity to further decrease deposit costs during 2022. Peoples has also had a negative impact to net interest margin during 2021 as a result of excess liquidity, and anticipates that to continue through portions of 2022.
Total non-interest income, excluding net gains and losses, will benefit from both the acquisitions during 2021, as the Premier acquisition will positively impact electronic banking income and deposit account service charges, while the leasing division will continue to provide a boost from its fee-based income. For 2022, Peoples anticipates growth of 14% to 16% compared to 2021, in total non-interest income, excluding net gains and losses. This increase includes expected growth within trust and investment income, and insurance income, which increased 20% and 9%, respectively, for 2021, compared to 2020.
Excluding acquisition-related expenses, total non-interest expense is anticipated to grow for 2022, which will be mostly due to the additional ongoing costs associated with the recent acquisitions. During 2021, Peoples worked to reduce future data processing and software costs associated with its core processor, and will begin to recognize those savings during 2022. The efficiency ratio for 2022 is expected to improve as Peoples fully recognizes the cost savings associated with the acquisitions, and anticipates an efficiency ratio in the high 50% range.

The balance sheet mix of Peoples will be continually evaluated in an effort to mitigate exposure risk, as interest rates are anticipated to increase during 2022. Peoples will work to effectively deploy its excess liquidity into higher yielding opportunities, as they arise.
Peoples will continue to place importance on loan growth. It anticipates that the annual loan growth for 2022, compared to 2021, will be between 6% and 8%. This growth excludes any PPP loan payoffs, and incorporates the expected increases in specialty finance loan and lease balances. At the same time, Peoples will focus on maintaining a high credit quality standard when underwriting new business. While Peoples will focus on asset quality, Peoples anticipates an annual gross charge-off rate, as a percent of average total loans, of between 25 to 40 basis points. This rate includes the expectation of returning to historical charge-off rates for loans, as well as the addition of the leasing portfolio charge-offs, which are traditionally higher than loan charge-off rates.
Peoples does not anticipate a significant amount of deposit growth for 2022, as deposit balances have remained inflated in recent periods. The influx of deposits during the COVID-19 pandemic, which was the result of fiscal stimulus, PPP proceeds and changed consumer spending habits, is not expected to continue into 2022. While Peoples does not anticipate significant runoff of deposits, it does not believe there will be large growth during 2022.
Capital is a key priority for Peoples, and continues to be a source of strength. Peoples' regulatory capital ratios at December 31, 2021 exceeded the minimums needed to be considered well capitalized. Peoples intends to make meaningful investments with capital as opportunities arise, such as acquisitions, and return shareholder value in the form of dividends.
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
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples' IRR management policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and the economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples' IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples' IRR is provided by the Board of Directors of Peoples Bank, which reviews and approves Peoples' IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed at December 31, 2020.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
300	$24,903	11.7%	$22,034	17.3%	$(24,232)	(2.0)%	$117,235	15.7%
200	16,312	7.7%	15,899	12.5%	(16,541)	(1.3)%	95,189	12.7%
100	7,899	3.7%	8,981	7.1%	(5,308)	(0.4)%	60,384	8.1%
(100)	(8,615)	(4.1)%	(7,030)	(5.5)%	(91,568)	(7.4)%	(116,205)	(15.5)%

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
Estimated changes in net interest income and economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. As of December 31, 2021, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2021, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, remain constant, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs, resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2021, the bear steepener scenario resulted in an increase in both net interest income and the economic value of equity of 0.6% and 4.5%, respectively.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2021, the bear flattener scenario resulted in an increase in net interest income of 1.0% and a decline in the economic value of equity of 3.7%.

During 2021, Peoples' Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table illustrates this point as net interest income increases in the rising rate scenarios.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2021, Peoples had thirteen interest rate swap contracts, with an aggregate notional value of $125.0 million. Additional information regarding Peoples' interest rate swaps can be found in "Note 15 Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements.
An asset/liability model used to produce the analysis above requires assumptions to be made such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits. These business assumptions are based on business plans, economic and market trends, and available industry data. Management believes that its methodology for developing such assumptions is reasonable; however, there can be no assurance that modeled results will be achieved. The asset/liability model along with key modeling assumptions are subjected to a third-party review annually for effectiveness and regulatory compliance.
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB of Cleveland), and the market value of unpledged U.S. government and agency securities. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. At December 31, 2021, Peoples maintained liquid assets of $723.4 million, representing 9.2% of total assets plus unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. At December 31, 2021, Peoples maintained liquefiable assets of $991.6 million, representing 12.6% of total assets plus unfunded loan commitments.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. As of December 31, 2021, Peoples had a ratio of 7.53 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. As of December 31, 2021, Peoples had a ratio of 8.28 times, which was within policy limits.
Peoples maintains multiple contingent sources of liquidity including secured wholesale funding lines and unsecured brokered deposit networks. Peoples' primary sources of secured wholesale funding are the FHLB of Cincinnati and the FRB of Cleveland. As of December 31, 2021, Peoples had unused collateral-based borrowing capacities of $427.5 million and $174.4 million, respectively, available with the FHLB of Cincinnati and the FRB of Cleveland. Together, these unused borrowing capacities represent 7.6% of total assets and unfunded loan commitments. Additionally, Peoples had $241.8 million of unpledged loan collateral eligible to secure additional borrowing capacity with the FRB of Cleveland.
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
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank's business operations. The LCFP contains various indicators, termed key risk indicators ("KRIs") that are monitored on a monthly basis, at a minimum. The KRIs include both internal and external indicators and include loan delinquency levels, criticized and classified loan levels, the ratios of non-performing loans to loans and to total assets, the total loan to total deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists, and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRIs under base, mild, moderate and severe scenarios.
The LCFP is reviewed and updated at least on an annual basis by the ALCO and Peoples Bank's Board of Directors. Additionally, testing of the LCFP is required on an annual basis. Various stress scenarios and the related actions are simulated according to the LCFP. The results are reviewed and discussed and changes or revisions are made to the LCFP accordingly. Additionally, the LCFP is subjected to a third-party review annually for effectiveness and regulatory compliance.
Since March 31, 2020, there has been an increase in deposit balances due to the influx of funds from fiscal stimulus, the PPP and other government actions. Peoples anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated PPP loans are forgiven and loan reimbursement funds are received. At the same time, we have experienced a decrease in the utilization rate for commercial lines of credit. This decrease is related to the receipt of PPP loan proceeds and other increased cash flows for certain companies. Peoples expects the commercial line of credit utilization percentage to revert back to more historical averages as time progresses.
Overall, management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
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
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	16
Operating lease obligations	6
Long-term borrowing obligations	10
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
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following "ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS" of this Form 10-K.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation and supervision of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of a material weakness in internal controls over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below.
Management's Annual Report on Internal Control Over Financial Reporting
The "Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 80 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 81 of this Form 10-K.
Ernst & Young LLP (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited Peoples' consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses the opinion that management has not maintained effective internal control over financial reporting as of December 31, 2021, is included in the "Report of Independent Registered Public Accounting Firm"

Changes in Internal Control Over Financial Reporting
Except for the material weakness identified, there were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting. However, as disclosed in the “Report of Management’s Assessment of Internal Control Over Financial Reporting”, Peoples’ management is in the process of implementing certain changes to Peoples’ internal controls to remediate the material weakness disclosed in the “Report of Management’s Assessment of Internal Control Over Financial Reporting.”

ITEM 9B OTHER INFORMATION
None.
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

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
With the supervision and participation of Peoples' President and Chief Executive Officer and its Peoples' Executive Vice President, Chief Financial Officer and Treasurer, Peoples' management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2021, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
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
Control deficiencies were identified by Peoples’ management related to the accounting for loans acquired in the September 17, 2021 merger with Premier, specifically the designation of those acquired loans as either purchased credit deteriorated ("PCD") or non-PCD, the designation of PCD loans as either pooled or individually assessed, and the estimation and calculation of expected credit losses on individually assessed loans. Based upon an internal review by Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, it was determined that the deficiencies in the design of controls supporting acquired purchased credit deteriorated loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Peoples’ annual or interim financial statements will not be prevented or detected on a timely basis. To address the financial disclosure impact by the identified control deficiencies, Peoples recorded a reduction in "Goodwill" of $6.1 million, a decrease in "Other Assets" of $1.7 million, a decrease in the “Allowance for credit losses” of $3.7 million, an increase in “Loans and leases, net of deferred fees and costs” of $2.2 million, and a decrease in “Accrued expenses and other liabilities” of $0.4 million as of December 31, 2021, with an offsetting reduction in net income for the 2021 fiscal year of approximately $1.5 million. The impact of the material weakness (and related control deficiencies) on Peoples’ consolidated financial statements for the interim periods ended September 30, 2021 and December 31, 2021 are not considered material. Materiality was evaluated both quantitatively and qualitatively in accordance with the guidance provided by Staff Accounting Bulletin No. 99 – Materiality. As such, the material weakness (and related control deficiencies) did not result in a material misstatement in Peoples’ previously filed condensed consolidated financial statements for the periods ended September 30, 2021, and such financial statements can still be relied upon. To remediate the material weakness, Peoples’ management is in the process of implementing certain changes to Peoples’ internal controls, and will implement additional internal controls during 2022 in order to remediate the control deficiencies that led to the material weakness. Specifically, Peoples’ management plans to enhance documentation and review of the criteria used to support the aforementioned designations relating to PCD accounting, and engage independent third-party advisors to assess the reasonableness of the allowance for credit losses assigned to individually assessed PCD loans. Peoples’ management believes these remediation measures will strengthen Peoples’ internal control over financial reporting and remediate the material weakness (and related control deficiencies) identified.
Peoples' management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2021, and, based on this assessment, has concluded Peoples' internal control over financial reporting was not effective at a reasonable assurance level as of that date due to the material weakness in internal control over financial reporting noted above.
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
Chief Financial Officer and Treasurer
March 15, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Peoples Bancorp Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s accounting for purchased credit deteriorated loans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 15, 2022, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Charleston, West Virginia
March 15, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2022 expressed an adverse opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for the allowance for credit losses in 2020, due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (ASU 326): Measurement of Credit Losses on Financial Statements.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for the Allowance for Credit Losses

Description of the Matter
As discussed in Note 1 and Note 4 of the financial statements, management estimates the allowance for credit losses (ACL) based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, the Company uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis, and a discounted cash flow methodology in determining an ACL for each segment. Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan segments to reflect the impact these factors may have on expected losses in the loan portfolio. These include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks. The Company’s loan and lease portfolio totaled $4.48 billion as of December 31, 2021, and the associated ACL was $64.0 million.
Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the judgment and estimates required in evaluating management’s determination of the qualitative factors applied to the ACL. Management’s identification and measurement of qualitative factors specific to economic conditions and collateral is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s processes for establishing the ACL through the year ended December 31, 2021, including the qualitative factor adjustments made to the loss rates for each segment. We evaluated the design and tested the operating effectiveness of controls over the Company’s ACL processes, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative factors and the completeness and accuracy of the data utilized to support management’s assessment.
To test the qualitative factors, we performed audit procedures that included, among others, the evaluation of the appropriateness of management’s methodology and assessment of whether all relevant risks were reflected in the ACL and the basis for the qualitative factors. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external market data utilized in management’s estimate and considered the existence of new or contrary information. We evaluated the data by independently obtaining and comparing it to other third party macro-economic data. We also compared the total ACL, inclusive of the qualitative factors, to the Company’s historical losses considering changes in the current economic environment to evaluate whether the ACL appropriately reflects losses expected in the portfolio. Additionally, we evaluated whether the overall ACL, inclusive of the qualitative factors, appropriately reflected losses expected in the loan portfolio by comparing to peer bank data.

Accounting for Business Combinations
Description of the Matter
As discussed in Note 20 to the consolidated financial statements, the Company acquired Premier Financial Bancorp, Inc. (Premier) on September 17, 2021 (Day 1) for total consideration of $261.9 million, consisting of 8.6 million common shares of Peoples Bancorp Inc. The Company acquired $1.16 billion of loans, net of fair value adjustments, a portion of which were classified as purchased credit deteriorated (PCD) loans. Management concluded that a portion of the PCD loans do not share similar risk characteristics with other PCD loans and identified these for individual analysis. The Day 1 ACL for the individually analyzed PCD loans involved significant management judgment.
Auditing the Company's accounting for its acquisition of Premier was complex due to the estimation uncertainty in determining the Day 1 ACL for individually analyzed PCD loans, primarily due to the sensitivity of the ACL measurement to the significant underlying assumptions.

How We Addressed the Matter in Our Audit
To test the Day 1 ACL for the individually analyzed PCD loans, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the analysis and significant assumptions. We involved our specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions used in the Day 1 ACL.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Charleston, West Virginia
March 15, 2022

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$74,354	$60,902
Interest-bearing deposits in other banks	341,373	91,198
Total cash and cash equivalents	415,727	152,100
Available-for-sale investment securities, at fair value (amortized cost of $1,283,146 at December 31, 2021 and $734,544 at December 31, 2020) (a)	1,275,493	753,013
Held-to-maturity investment securities, at amortized cost (fair value of $369,955 at December 31, 2021 and $68,082 at December 31, 2020) (a)	374,129	66,458
Other investment securities	33,987	37,560
Total investment securities (a)	1,683,609	857,031
Loans and leases, net of deferred fees and costs (b)	4,481,600	3,402,940
Allowance for credit losses	(63,967)	(50,359)
Net loans	4,417,633	3,352,581
Loans held for sale	3,791	4,659
Bank premises and equipment, net of accumulated depreciation	89,260	60,094
Bank owned life insurance	73,358	71,591
Goodwill	264,193	171,260
Other intangible assets	26,816	13,337
Other assets	89,134	78,111
Total assets	$7,063,521	$4,760,764
Liabilities
Deposits:
Non-interest-bearing	$1,641,422	$997,323
Interest-bearing	4,221,130	2,913,136
Total deposits	5,862,552	3,910,459
Short-term borrowings	166,482	73,261
Long-term borrowings	99,475	110,568
Accrued expenses and other liabilities	89,987	90,803
Total liabilities	6,218,496	4,185,091
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized and no shares issued at December 31, 2021 and December 31, 2020	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,814,401 shares issued at December 31, 2021 and 21,193,402 shares issued at December 31, 2020, including shares held in treasury	686,282	422,536
Retained earnings	207,076	190,691
Accumulated other comprehensive (loss) income, net of deferred income taxes	(11,619)	1,336
Treasury stock, at cost, 1,577,359 shares at December 31, 2021 and 1,686,046 shares at December 31, 2020	(36,714)	(38,890)
Total stockholders’ equity	845,025	575,673
Total liabilities and stockholders’ equity	$7,063,521	$4,760,764

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $286, respectively, as of December 31, 2021 and $0 and $60, respectively, at December 31, 2020.
(b)Also referred to throughout this Form 10-K as "total loans" and "loans held for investment."

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2021	2020	2019
Interest income:
Interest and fees on loans	$166,081	$140,090	$143,340
Interest and dividends on taxable investment securities	15,033	14,188	23,205
Interest on tax-exempt investment securities	3,362	2,484	2,631
Other interest income	313	342	919
Total interest income	184,789	157,104	170,095
Interest expense:
Interest on deposits	9,922	13,500	22,210
Interest on short-term borrowings	541	2,571	4,712
Interest on long-term borrowings	1,773	2,110	2,335
Total interest expense	12,236	18,181	29,257
Net interest income	172,553	138,923	140,838
Provision for credit losses (a)	731	26,254	2,504
Net interest income after provision for credit losses	171,822	112,669	138,334
Non-interest income:
Electronic banking income	18,010	14,246	13,680
Trust and investment income	16,456	13,662	13,159
Insurance income	15,252	14,042	14,802
Deposit account service charges	10,143	9,418	11,700
Mortgage banking income	3,439	6,499	4,328
Bank owned life insurance income	1,767	1,977	2,430
Net gain (loss) on asset disposals and other transactions	493	(290)	(782)
Commercial loan swap fees	543	1,741	2,228
Net (loss) gain on investment securities	(862)	(368)	164
Other non-interest income (b)	3,644	2,745	2,565
Total non-interest income	68,885	63,672	64,274
Non-interest expense:
Salaries and employee benefit costs	94,612	76,361	77,860
Net occupancy and equipment expense	14,918	12,808	12,431
Professional fees	15,783	6,912	7,095
Data processing and software expense	10,542	7,441	6,332
Electronic banking expense	8,885	7,777	7,186
Amortization of other intangible assets	4,775	3,223	3,359
Marketing expense	3,658	2,101	2,291
Franchise tax expense	3,357	3,506	3,071
Other loan expenses	2,001	1,584	1,956
FDIC insurance expense	1,976	1,302	602
Communication expense	1,657	1,134	1,181
Other non-interest expense	21,573	9,546	13,886
Total non-interest expense	183,737	133,695	137,250
Income before income taxes	56,970	42,646	65,358
Income tax expense	9,415	7,879	11,663
Net income	$47,555	$34,767	$53,695
Earnings per common share – basic	$2.17	$1.74	$2.65
Earnings per common share – diluted	$2.15	$1.73	$2.63
Weighted-average number of common shares outstanding – basic	21,816,511	19,721,772	20,120,119
Weighted-average number of common shares outstanding – diluted	21,959,883	19,843,806	20,273,725
(a) On January 1, 2020, Peoples adopted ASU 2016-13 and adopted the CECL model. Prior to the adoption of the CECL model, the provision for credit losses was the
"provision for loan losses." The provision for credit losses includes changes related to the allowance for credit losses on loans, held-to-maturity investment securities, and the unfunded commitment liability.
(b) Includes realized and unrealized gains on equity investment securities recorded in other non-interest income of $111, $660, and $831 for the years ended December 31, 2021, December 31, 2020 , and December 31, 2019, respectively.

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2021	2020	2019
Net income	$47,555	$34,767	$53,695
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(26,985)	11,394	19,635
Related benefit (expense)	5,777	(2,393)	(4,123)
Reclassification adjustment for net loss (gain) included in net income	862	368	(164)
Related tax (benefit) expense	(192)	(77)	34
Net effect on other comprehensive (loss) income	(20,538)	9,292	15,382
Defined benefit plans:
Net gain (loss) arising during the period	2,318	(1,072)	(385)
Related tax (expense) benefit	(518)	225	81
Amortization of unrecognized gain on service benefit plans	103	127	72
Related tax expense	(23)	(27)	(15)
Reclassification from accumulated other comprehensive income or loss ("AOCI")	143	1,054	—
Related tax expense	(32)	(221)	—
Net effect on other comprehensive income (loss)	1,991	86	(247)
Cash flow hedges:
Net income (loss) arising during the period	6,999	(8,376)	(4,591)
Related tax (expense) benefit	(1,407)	1,759	964
Net effect on other comprehensive income (loss)	5,592	(6,617)	(3,627)
Total other comprehensive (loss) income, net of tax	(12,955)	2,761	11,508
Total comprehensive income	$34,600	$37,528	$65,203

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2018	$386,814	$160,346	$(12,933)	$(14,087)	$520,140
Net income	—	53,695	—	—	53,695
Other comprehensive income, net of tax	—	—	11,508	—	11,508
Cash dividends declared	—	(26,892)	—	—	(26,892)
Reissuance of treasury stock for common share awards	(2,931)	—	—	2,931	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	53	53
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(845)	(845)
Common shares repurchased under share repurchase program	—	—	—	(805)	(805)
Common shares issued under dividend reinvestment plan	904	—	—	—	904
Common shares issued under compensation plan for Boards of Directors	78	—	—	235	313
Stock-based compensation	3,462	—	—	—	3,462
Common shares issued under employee stock purchase plan	112	—	—	311	423
Issuance of common shares related to merger with First Prestonsburg Bancshares Inc. ("First Prestonsburg")	32,437	—	—	—	32,437
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	34,767	—	—	34,767
Other comprehensive income, net of tax	—	—	2,761	—	2,761
Cash dividends declared	—	(27,516)	—	—	(27,516)
Reissuance of treasury stock for common share awards	(2,729)	—	—	2,729	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,128)	(1,128)
Common shares repurchased under share repurchase program	—	—	—	(29,281)	(29,281)
Common shares issued under dividend reinvestment plan	799	—	—	—	799
Common shares issued under compensation plan for Boards of Directors	17	—	—	360	377
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Stock-based compensation	3,556	—	—	—	3,556
Common shares issued under employee stock purchase plan	(24)	—	—	440	416
Impact of adoption of new accounting standard, net of taxes (a)	—	(3,709)	—	—	(3,709)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	$—	$47,555	$—	$—	$47,555
Other comprehensive loss, net of tax	—	—	(12,955)	—	(12,955)
Cash dividends declared	—	(31,170)	—	—	(31,170)
Reissuance of treasury stock for common share awards	(2,740)	—	—	2,740	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,306)	(1,306)
Common shares issued under dividend reinvestment plan	910	—	—	—	910
Common shares issued under compensation plan for Boards of Directors	98	—	—	276	374
Common shares issued under employee stock purchase plan	143	—	—	392	535
Stock-based compensation	3,436	—	—	—	3,436
Issuance of common shares related to merger with Premier	261,899	—	—	—	261,899
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
(a)On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$47,555	$34,767	$53,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	24,643	25,639	17,861
Provision for credit losses	731	26,254	2,504
Bank owned life insurance income	(1,767)	(1,977)	(2,430)
Net loss (gain) on investment securities	862	368	(164)
Fair value adjustment on equity investment securities	(111)	(660)	(831)
Loans originated for sale	(94,154)	(260,974)	(156,058)
Proceeds from sales of loans	157,349	268,363	157,752
Net gains on sales of loans	(2,994)	(6,446)	(3,667)
Deferred income tax expense (benefit)	2,874	(8,101)	109
Increase in accrued expenses	2,433	799	366
Decrease (increase) in interest receivable	1,435	(865)	613
Increase (decrease) in other assets	2,874	1,006	(1,227)
Non cash lease expense	48	47	55
Other, net	14,642	7,263	(1,421)
Net cash provided by operating activities	156,420	85,483	67,157
Investing activities:
Available-for-sale investment securities:
Purchases	(852,542)	(261,395)	(271,924)
Proceeds from sales	544,096	82,610	72,706
Proceeds from principal payments, calls and prepayments	297,693	356,854	199,870
Held-to-maturity investment securities:
Purchases	(316,346)	(40,112)	—
Proceeds from principal payments	7,333	5,123	4,945
Other investment securities:
Purchases	(1,415)	(6,261)	(3,114)
Proceeds from sales	9,299	12,180	7,340
Proceeds from insurance claim	—	—	26
Net increase (decrease) in loans held for investment	113,467	(444,128)	(10,661)
Net expenditures for premises and equipment	(6,685)	(4,299)	(2,809)
Proceeds from sales of other real estate owned	2,073	269	239
Proceeds from bank owned life insurance	—	108	1,642
Business acquisitions, net of cash received	132,719	(94,856)	7,814
Investment in limited partnership and tax credit funds	(4,125)	(12)	(5,021)
Net cash (used in) provided by investing activities	(74,433)	(393,919)	1,053
Financing activities:
Net increase in non-interest-bearing deposits	150,986	326,115	4,832
Net increase in interest-bearing deposits	49,774	292,822	72,841
Net increase (decrease) in short-term borrowings	14,414	(263,716)	(76,809)
Proceeds from long-term borrowings	—	50,000	—
Payments on long-term borrowings	(2,132)	(2,715)	(3,501)
Cash dividends paid	(31,002)	(27,052)	(25,942)
Repurchase of treasury stock under share repurchase program	—	(29,281)	(805)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,306)	(1,128)	(845)
Proceeds from issuance of common shares	906	594	6
Contingent consideration payments made after a business acquisition	—	(296)	(406)
Net cash provided by (used in) financing activities	181,640	345,343	(30,629)
Net increase in cash, cash equivalents and restricted cash	263,627	36,907	37,581
Cash, cash equivalents and restricted cash at beginning of period	152,100	115,193	77,612
Cash, cash equivalents, and restricted cash at end of period	$415,727	$152,100	$115,193

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2021	2020	2019
Supplemental cash flow information:
Interest paid	$13,391	$18,939	$28,887
Income taxes paid	6,693	12,500	11,450
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$298	$296	$153
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	75	—	4

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products primarily offered through its 135 financial service offices and ATMs including 119 full-service branches in Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland, as well as through online resources that are web-based and mobile-based. Peoples' insurance premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank's credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to US GAAP and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The following is a summary of significant accounting policies followed in the preparation of the financial statements:
Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with those of Peoples from the acquisition date forward. Costs related to the acquisition are expensed as incurred. The purchase price paid over the fair value of the net assets acquired, including intangible assets with finite lives, is recorded as goodwill.
Consolidation: Peoples' Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest of greater than 50%.
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank (along with its wholly-owned subsidiaries), Peoples Investment Company, Peoples Risk Management, Inc., NB&T Statutory Trust III, and FNB Capital Trust One, for which Peoples holds all of the common securities. All intercompany accounts and transactions have been eliminated.
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
Operating Segments: Peoples' business activities are currently confined to one reportable operating segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, insurance, investment and trust solutions.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Peoples had no restricted funds at December 31, 2021, and $41.0 million of restricted funds at December 31, 2020, held in interest-bearing deposits in other banks, which were being used as collateral and not available for withdrawal. During 2021, Peoples began collateralizing with investment securities in lieu of cash and cash equivalents held in other banks.

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
Peoples determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in total stockholders' equity as a separate component of AOCI, net of applicable deferred income taxes.
Certain restricted equity investment securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported in "Other investment securities" on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the "FHLB") and the Federal Reserve Bank of Cleveland (the "FRB").
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
Loans and leases: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. Leases originated by Peoples are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future.
Peoples considers loans and leases past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan or lease agreement. Upon detection of the reduced ability of a borrower or lessee to meet cash flow obligations, consumer and residential real estate loans and leases are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Loans and leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged off amounts are credited to the allowance for credit losses.
Loans and leases acquired in a business combination that have evidence of more than insignificant credit deterioration, which includes loans and leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" loans or leases. These loans are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other loans or leases. The initial allowance for credit losses determined on a collective basis is allocated to individual loans or leases. The total of the purchase price and allowance for credit losses is the net amount expected to be collected for purchased credit deteriorated loans or leases. The variance between the initial amortized cost basis and the par value of the loan is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the loan. The variance between the initial amortized cost basis and the fair value of a lease is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the lease.
Loans and leases acquired in a business combination that are not considered purchased credit deteriorated are recorded at fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to each loan's or lease's cost basis and is accreted or amortized to interest income over the loan's or lease's remaining life using the level yield method. At acquisition date, Peoples records provision for credit losses to establish the allowance for credit losses for these acquired loans.
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

Loans originated with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan's transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's fair value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for credit losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in income.
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
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 18 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes the U.S. unemployment, Ohio unemployment, and Ohio Gross Domestic Product as economic factors in modeling.
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

The primary factors considered when classifying residential real estate loans, home equity lines of credit and consumer loans include the loan's past due status and any declaration of bankruptcy by the borrower(s). The classification of residential real estate loans and home equity lines of credit also takes into consideration the current value of the underlying collateral.
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
On August 3, 2020, federal and state banking regulators issued a joint statement, encouraging financial institutions to consider prudent accommodation options to mitigate losses for the borrower and financial institution beyond the initial accommodation period. In this guidance, institutions should also provide consumers with available options for repaying missed payments at the end of their accommodation to avoid delinquencies, as well as options for changes to terms to support sustainable and affordable payments for the long term. These considerations should also include prudent risk management practices at the financial institution based on the credit risk of the borrower. Peoples is actively working with its affected customers to address any further accommodation needs while carefully evaluating the associated credit risk of the borrowers.
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
Under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was subsequently extended under legislation enacted in December 2020, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then received payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due. If Peoples agrees to a payment deferral for a borrower under the CARES Act, this may result in no contractual payments being past due, and the loans are not considered past due during the period of the deferral. Under the guidance, during the time that Peoples maintains these short-term arrangements with borrowers, it should not report the loans as nonaccrual.
Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets owned. Major improvements to leased facilities are capitalized and included in bank premises at cost less accumulated depreciation, which is calculated on the straight-line method over the lesser of the remaining term for the leased facility or the estimated economic life of the improvement.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition or business combination over the fair value of the net assets acquired in the business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1.
Peoples' other intangible assets include customer relationship intangible assets, core deposit intangible assets, indefinite-lived trade name and servicing rights representing the net present value of future economic benefits to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
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
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives, which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets in either "Other assets" or "Accrued expenses and other liabilities". The valuation of such commitments considers the servicing release premium, but does not consider other expected cash flows related to the servicing of the future loan. Management determined these derivatives did not have a material effect on Peoples' financial position, results of operations or cash flows.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in other assets and totaled $16.6 million and $13.0 million at December 31, 2021 and 2020, respectively.
Other Real Estate Owned ("OREO"): OREO, included in "Other assets" on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $9.5 million at December 31, 2021 and $134,000 at December 31, 2020.
Securities Sold Under Agreements to Repurchase ("Repurchase Agreements"): Peoples enters into Repurchase Agreements with customers and other financial services companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in "Note 9 Short-Term Borrowings" and "Note 10 Long-Term Borrowings," as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in "Note 3 Investment Securities." The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
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
Advertising Costs: Advertising costs are expensed as incurred.
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
A tax position is initially recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in "Note 13 Income Taxes."
Earnings per Share ("EPS"): Basic and diluted EPS are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include non-vested restricted common shares using the treasury stock method.
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
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update is effective as of March 12, 2020 through December 31, 2022. This ASU was early adopted as of September 30, 2021, and did not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform.
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for fiscal years beginning after December 15, 2021. Peoples adopted this guidance as of December 31, 2021, and it did not have a material impact on Peoples' Consolidated Financial Statements.
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This accounting guidance replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model, referred to as the Current Expected Credit Loss ("CECL") methodology. Under the CECL methodology, Peoples is required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity investment securities, at the net amount expected to be collected. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification ("ASC") 326-20, and should be accounted for according to ASC 842.

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
Peoples adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost on January 1, 2020. Reporting periods beginning after December 31, 2019 are presented as required by ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable US GAAP requirements. Peoples used the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired assets and accounted for under ASC 310-30.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2021 and December 31, 2020, there were no assets and liabilities measured on a recurring basis that were considered Level 3 measurements.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$35,604	$—	$—	$—
U.S. government sponsored agencies	—	81,739	—	5,363
States and political subdivisions	—	259,319	—	114,919
Residential mortgage-backed securities	—	828,517	—	623,218
Commercial mortgage-backed securities	—	63,519	—	4,783
Bank-issued trust preferred securities	—	6,795	—	4,730
Total available-for-sale securities	35,604	1,239,889	—	753,013
Equity investment securities (a)	160	184	107	192
Derivative assets (b)	—	12,163	—	27,332
Liabilities:
Derivative liabilities (c)	$—	$17,183	$—	$39,395
(a) Included in "Other investment securities" on the Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities."
(b) Included in "Other assets" on the Consolidated Balance Sheets. For additional information, see "Note 15 Derivative Financial Instruments."
(c) Included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets. For additional information, see "Note 15 Derivative Financial Instruments."
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2021 and December 31, 2020, there were no assets and liabilities measured on a non-recurring basis that were considered Level 1 measurements.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Loans held for sale	$3,813	$—	$4,733	$—
OREO	—	9,496	—	134
Servicing rights (a)(b)	—	2,609	—	2,591
(a) Included in "Other intangible assets" on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or estimated fair value.
(b) Peoples established a valuation allowance on servicing rights of $12 at December 31, 2021 and $161 at December 31, 2020, as the fair value of the servicing rights was less than the carrying value.

Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally 1-4 family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. Peoples uses a valuation model using quoted market prices of similar instruments in arriving at the fair value (Level 2).
Other Real Estate Owned: OREO, included in "Other assets" on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
Servicing Rights: Servicing rights are included in "Other intangible assets" on the Consolidated Balance Sheets. The fair value of servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3). The carrying value of servicing rights is not re-measured to fair value on a recurring basis. Peoples assesses the carrying value of servicing rights quarterly for impairment.
Financial Instruments Not Required to be Measured and Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities, and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$415,727	$415,727	$152,100	$152,100
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	36,431	35,513	—	—
States and political subdivisions (a)	2	151,688	150,138	35,199	35,484
Residential mortgage-backed securities	2	110,708	110,159	25,890	26,742
Commercial mortgage-backed securities	2	75,588	74,145	5,429	5,856
Total held-to-maturity securities		374,415	369,955	66,518	68,082
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	17,308	17,308	21,718	21,718
Federal Reserve Bank ("FRB") stock	N/A	13,311	13,311	13,311	13,311
Total other investment securities at cost		30,619	30,619	35,029	35,029
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,240	2,240	1,867	1,867
Other investment securities (c)	2	784	784	365	365
Total other investment securities at fair value		33,643	33,643	37,261	37,261
Loans and leases, net of deferred fees and cost (d)	3	4,481,600	4,510,605	3,402,940	3,408,373
Bank owned life insurance	2	73,358	73,358	71,591	71,591
Financial liabilities:
Deposits	2	$5,862,552	$5,546,552	$3,910,459	$3,773,602
Short-term borrowings	2	166,482	164,990	73,261	74,170
Long-term borrowings	2	99,475	101,664	110,568	117,364
(a) Held-to-maturity investment securities are presented gross of allowance for credit losses of $286 and $60, as of December 31, 2021 and December 31, 2020, respectively.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c) "Other investment securities", as reported on the Consolidated Balance Sheets, also included equity investment securities at December 31, 2021 and at December 31, 2020, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and cost are presented gross of allowance for credit losses of $64.0 million and $50.4 million, as of December 31,2021 and December 31,2020, respectively.

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
Other Investment Securities: Other investment securities at cost are not recorded at fair value as they are not marketable securities. Other investment securities at fair value are valued using quoted prices in an active market (Level 1) or quoted prices in less active markets (Level 2).
Loans and Leases, Net of Deferred Fees and Costs: The fair value of portfolio loans and leases assumes sale of the underlying notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held-to-maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans (Level 3). Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loans and other market factors, including liquidity.
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
Obligations of:
U.S. Treasury and government agencies	$35,609	$12	$(17)	$35,604
U.S. government sponsored agencies	83,019	58	(1,338)	81,739
States and political subdivisions	259,508	3,187	(3,376)	259,319
Residential mortgage-backed securities	833,328	6,565	(11,376)	828,517
Commercial mortgage-backed securities	64,971	42	(1,494)	63,519
Bank-issued trust preferred securities	6,711	215	(131)	6,795
Total available-for-sale securities	$1,283,146	$10,079	$(17,732)	$1,275,493
2020
Obligations of:
U.S. government sponsored agencies	$4,960	$403	$—	$5,363
States and political subdivisions	110,401	4,642	(124)	114,919
Residential mortgage-backed securities	609,865	15,377	(2,024)	623,218
Commercial mortgage-backed securities	4,622	161	—	4,783
Bank-issued trust preferred securities	4,696	192	(158)	4,730
Total available-for-sale securities	$734,544	$20,775	$(2,306)	$753,013
The unrealized losses related to residential mortgage-backed securities at December 31, 2021 and 2020 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2021	2020	2019
Gross gains realized	$1,184	$655	$252
Gross losses realized	2,046	1,023	88
Net (loss) gain realized	$(862)	$(368)	$164
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2021
Obligations of:
U.S. Treasury and government agencies	$16,914	$17	6	$—	$—	—	$16,914	$17
U.S. government sponsored agencies	72,406	1,192	13	4,854	146	1	77,260	1,338
States and political subdivisions	101,397	2,075	71	30,853	1,301	11	132,250	3,376
Residential mortgage-backed securities	573,139	9,051	113	51,103	2,325	14	624,242	11,376
Commercial mortgage-backed securities	60,134	1,494	21	—	—	—	60,134	1,494
Bank-issued trust preferred securities	2,991	9	1	878	122	1	3,869	131
Total	$826,981	$13,838	225	$87,688	$3,894	27	$914,669	$17,732
2020
Obligations of:
States and political subdivisions	$17,651	$124	5	$—	$—	—	$17,651	$124
Residential mortgage-backed securities	156,659	1,795	45	9,892	229	13	166,551	2,024
Bank-issued trust preferred securities	494	6	1	1,848	152	2	2,342	158
Total	$174,804	$1,925	51	$11,740	$381	15	$186,544	$2,306
Management systematically evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2021, management concluded no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2021, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2021 and 2020 were largely attributable to changes in market interest rates and spreads since the securities were purchased. Accrued interest receivable is not included in investment securities balances, and is presented in the "Other assets" line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $5.5 million at December 31, 2021 and $2.7 million at December 31, 2020.
At December 31, 2021, approximately 99% of the fair value of mortgage-backed securities that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or two positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Neither of the two positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans underlying these securities.
The unrealized losses with respect to the one bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2021 were primarily attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2021.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$35,609	$—	$—	$35,609
U.S. government sponsored agencies	2,000	3,423	69,274	8,322	83,019
States and political subdivisions	6,228	36,763	72,742	143,775	259,508
Residential mortgage-backed securities	3	5,371	58,364	769,590	833,328
Commercial mortgage-backed securities	1,480	923	35,174	27,394	64,971
Bank-issued trust preferred securities	—	—	6,711	—	6,711
Total available-for-sale securities	$9,711	$82,089	$242,265	$949,081	$1,283,146
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$35,604	$—	$—	$35,604
U.S. government sponsored agencies	2,020	3,461	68,176	8,082	81,739
States and political subdivisions	6,275	37,660	73,096	142,288	259,319
Residential mortgage-backed securities	3	5,384	58,058	765,072	828,517
Commercial mortgage-backed securities	1,488	926	34,396	26,709	63,519
Bank-issued trust preferred securities	—	—	6,795	—	6,795
Total available-for-sale securities	$9,786	$83,035	$240,521	$942,151	$1,275,493
Total weighted-average yield	1.71%	1.18%	1.11%	1.72%	1.57%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
Obligations of:
U.S. government sponsored agencies	$36,431	$—	$86	$(1,004)	$35,513
States and political subdivisions	151,688	$(286)	1,006	(2,270)	150,138
Residential mortgage-backed securities	110,708	—	370	(919)	110,159
Commercial mortgage-backed securities	75,588	—	182	(1,625)	74,145
Total held-to-maturity securities	$374,415	$(286)	$1,644	$(5,818)	$369,955
2020
Obligations of:
States and political subdivisions	$35,199	$(60)	$510	$(165)	$35,484
Residential mortgage-backed securities	25,890	—	852	—	26,742
Commercial mortgage-backed securities	5,429	—	427	—	5,856
Total held-to-maturity securities	$66,518	$(60)	$1,789	$(165)	$68,082
There were no sales of held-to-maturity securities for the years ended December 31, 2021 and December 31, 2020.
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

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2021
Obligations of:
U.S. government sponsored agencies	$17,328	$504	6	$14,635	$500	2	$31,963	$1,004
States and political subdivisions	61,954	1,041	34	27,328	1,229	6	$89,282	$2,270
Residential mortgage-backed securities	88,937	919	17	—	—	—	$88,937	$919
Commercial mortgage-backed securities	67,338	1,625	21	—	—	—	$67,338	$1,625
Total	$235,557	$4,089	78	$41,963	$1,729	8	$277,520	$5,818
2020
Obligations of:
States and political subdivisions	$18,662	$165	5	$—	$—	—	$18,662	$165
Total	$18,662	$165	5	$—	$—	—	$18,662	$165
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2021.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a statutory federal corporate income tax rate of 21%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$6,546	$—	$29,885	$36,431
States and political subdivisions	—	3,202	6,766	141,720	151,688
Residential mortgage-backed securities	—	1,730	—	108,978	110,708
Commercial mortgage-backed securities	349	2,000	16,073	57,166	75,588
Total held-to-maturity securities	$349	$13,478	$22,839	$337,749	$374,415
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$6,524	$—	$28,989	$35,513
States and political subdivisions	—	3,384	7,013	139,741	150,138
Residential mortgage-backed securities	—	1,784	—	108,375	110,159
Commercial mortgage-backed securities	350	1,987	16,062	55,746	74,145
Total held-to-maturity securities	$350	$13,679	$23,075	$332,851	$369,955
Total weighted-average yield	2.22%	2.08%	1.96%	2.03%	2.03%
Other Investment Securities
Peoples' other investment securities on the Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock, and other equity investment securities.

The following table summarizes the carrying value of Peoples' other investment securities at December 31:

(Dollars in thousands)	2021	2020
FHLB stock	$17,308	$21,718
FRB stock	13,311	13,311
Nonqualified deferred compensation	2,240	1,867
Equity investment securities	344	299
Other investment securities	784	365
Total other investment securities	$33,987	$37,560
Peoples redeemed $8.2 million and $10.5 million of FHLB stock in 2021 and 2020, respectively, in order to be in compliance with the requirements of the FHLB. Peoples purchased $3.8 million and $5.0 million of additional FHLB stock during 2021 and 2020, respectively, as a result of the FHLB's capital requirements on FHLB advances during the year.
During 2021, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2021 in other non-interest income, resulting in a realized net gain of $111,000. During 2020, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2020 in "Other non-interest income", resulting in unrealized gain of $19,000. Net realized gains on sales of equity investment securities included in other non-interest income during 2020 consisted of a realized gain of $680,000 related to the sale of restricted Class B Visa stock, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.
At December 31, 2021, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
At December 31, 2021 and 2020, Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and Repurchase Agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities and held-to-maturity securities as collateral for cash flow hedge swaps and to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples' pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2021	2020
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$795,496	$547,734
Held-to-maturity	160,643	16,971
Securing collateral for cash flow hedge swaps:
Available-for-sale	18,208	—
Held-to-maturity	9,936	—
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	6,504	1,685
Held-to-maturity	549	11,316

Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' footprint. Peoples also originates insurance premium finance loans and leases nationwide through its Peoples Premium Finance and North Star Leasing divisions, respectively. Loans and leases throughout this Form 10-K are referred to as "total loans" and "loans held for investment".
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2021	2020
Construction	$210,232	$106,792
Commercial real estate, other	1,550,081	929,853
Commercial and industrial	891,392	973,645
Premium finance	136,136	114,758
Leases	122,508	—
Residential real estate	771,718	574,007
Home equity lines of credit	163,593	120,913
Consumer, indirect	530,532	503,527
Consumer, direct	104,652	79,094
Deposit account overdrafts	756	351
Total loans, at amortized cost	$4,481,600	$3,402,940
Net deferred loan origination costs were $13.5 million and $5.1 million at December 31, 2021 and 2020, respectively.
On September 17, 2021, Peoples completed the merger with Premier effective after the close of the business day. Peoples acquired $1.1 billion in net loans, of which $176.2 million were considered purchased credit deteriorated loans. Effective after the close of business on March 31, 2021, Peoples acquired $83.3 million in leases from NS Leasing, LLC ("NSL"), of which $5.2 million were considered purchased credit deteriorated leases. Refer to "Note 20 Acquisitions" for more detail on the loans acquired from Premier and of leases acquired from NSL.
Peoples began participating as a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender during the second quarter of 2020, and originated $488.9 million of PPP loans during 2020 and $159.1 million during 2021. At December 31, 2021, the PPP loans had an amortized cost of $87.1 million, and were included in commercial and industrial loan balances. Peoples recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.2 million at December 31, 2021. During 2021 and 2020, Peoples recorded accretion of net deferred loan origination fees of $13.0 million and $7.5 million, respectively, on PPP loans. The remaining net deferred loan origination fees will be accreted over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The PPP expired on May 31, 2021 and no new originations were made under the program; however, forgiveness proceeds will continue to be received until the loans are paid in full.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses as Peoples elected the practical expedient not to measure allowance for credit losses for accrued interest receivables. Interest receivable on loans was $12.0 million at December 31, 2021 and $10.9 million at December 31, 2020.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2021		2020
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$6	$90	$4	$—
Commercial real estate, other	17,067	689	9,111	—
Commercial and industrial	3,572	1,139	6,192	50
Premium finance	—	865	—	589
Leases	1,581	—	—	—
Residential real estate	9,647	805	8,375	1,975
Home equity lines of credit	1,039	50	867	82
Consumer, indirect	1,574	—	1,073	39
Consumer, direct	279	85	171	17
Total loans, at amortized cost	$34,765	$3,723	$25,793	$2,752
(a)There were $2.6 million of nonaccrual loans for which there was no allowance for credit losses as of December 31, 2021 and $1.3 million of such loans at December 31, 2020.
As of December 31, 2021, Peoples had made short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, in amounts which were insignificant. Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made in accordance with the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due as of December 31, 2021 and 2020.
The amount of interest income recognized on loans past due 90 days or more during 2021 and 2020 was $1.3 million and $1.6 million, respectively .
The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2021
Construction	$658	$—	$90	$748	$209,484	$210,232
Commercial real estate, other	2,891	1,600	12,561	17,052	1,533,029	1,550,081
Commercial and industrial	1,132	1,278	3,595	6,005	885,387	891,392
Premium finance	751	266	865	1,882	134,254	136,136
Leases	426	247	1,581	2,254	120,254	122,508
Residential real estate	8,276	2,241	5,188	15,705	756,013	771,718
Home equity lines of credit	1,137	619	625	2,381	161,212	163,593
Consumer, indirect	4,220	895	615	5,730	524,802	530,532
Consumer, direct	457	135	200	792	103,860	104,652
Deposit account overdrafts	—	—	—	—	756	756
Total loans, at amortized cost	$19,948	$7,281	$25,320	$52,549	$4,429,051	$4,481,600
2020
Construction	$—	$344	$4	$348	$106,444	$106,792
Commercial real estate, other	1,943	283	8,643	10,869	918,984	929,853
Commercial and industrial	567	552	4,535	5,654	967,991	973,645
Premium finance	928	1,073	204	2,205	112,553	114,758
Residential real estate	6,739	2,688	5,512	14,939	559,068	574,007
Home equity lines of credit	309	58	780	1,147	119,766	120,913
Consumer, indirect	4,362	733	348	5,443	498,084	503,527
Consumer, direct	424	43	123	590	78,504	79,094
Deposit account overdrafts	—	—	—	—	351	351
Total loans, at amortized cost	$15,272	$5,774	$20,149	$41,195	$3,361,745	$3,402,940
Delinquency trends remained stable as 98.8% of Peoples' portfolio was considered "current" at December 31, 2021, compared to 98.8% at December 31, 2020.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, commercial real estate and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged are summarized as follows at December 31:

(Dollars in thousands)	2021	2020
Loans pledged to FHLB	$769,863	$740,584
Loans pledged to FRB	294,728	107,340
During 2021, Peoples pledged additional collateral to the FHLB and FRB to secure potential funding needs in light of the COVID-19 pandemic, as well as to fund the PPP loan originations that occurred during 2021 and 2020.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2021, no related party loan was past due 90 or more days, a TDR or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2020	$13,131
Acquired loans	14,868
New loans and disbursements	2,763
Repayments	(4,899)
Balance, December 31, 2021	$25,863
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

The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31, 2021:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$85,276	$78,026	$29,514	$3,498	$1,233	$2,982	$2,411	$6,948	$202,940
Special mention	290	—	—	735	3,850	137	—	—	5,012
Substandard	—	—	947	77	153	1,103	—	—	2,280
Total	85,566	78,026	30,461	4,310	5,236	4,222	2,411	6,948	210,232
Commercial real estate, other
Pass	253,259	259,113	217,938	143,094	143,975	392,212	21,320	11,940	1,430,911
Special mention	157	2,716	7,875	3,839	6,292	31,626	—	49	52,505
Substandard	—	1,675	824	691	3,124	59,415	371	37	66,100
Doubtful	—	—	—	—	—	542	—	—	542
Loss	—	—	—	—	—	23	—	—	23
Total	253,416	263,504	226,637	147,624	153,391	483,818	21,691	12,026	1,550,081
Commercial and industrial
Pass	299,117	105,646	84,144	56,361	22,182	100,030	174,848	15,888	842,328
Special mention	82	11,745	2,559	2,179	132	5,445	7,563	9	29,705
Substandard	465	2,059	2,691	812	4,995	3,342	3,085	367	17,449
Doubtful	—	—	—	—	—	1,648	262	100	1,910
Total	299,664	119,450	89,394	59,352	27,309	110,465	185,758	16,364	891,392
Premium finance
Pass	135,896	240	—	—	—	—	—	—	136,136
Total	135,896	240	—	—	—	—	—	—	136,136
Leases
Pass	78,048	25,954	13,368	2,972	337	—		—	120,679
Special mention	34	29	22	159	4	—			248
Substandard	196	438	462	479	6	—			1,581
Total	78,278	26,421	13,852	3,610	347	—	—	—	122,508
Residential real estate
Pass	141,845	74,169	53,434	33,690	44,377	407,541	—	—	755,056
Substandard	—	—	—	—	—	16,302	—	—	16,302
Loss	—	—	—	—	—	360	—	—	360
Total	141,845	74,169	53,434	33,690	44,377	424,203	—	—	771,718
Home equity lines of credit
Pass	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Total	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Consumer, indirect
Pass	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Total	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Consumer, direct
Pass	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Total	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Deposit account overdrafts	756	—	—	—	—	—	—	—	756
Total loans, at amortized cost	$1,304,914	$775,708	$508,459	$318,793	$270,623	$1,091,276	$211,827	$38,625	$4,481,600
The following tables summarize the risk category of Peoples' loan portfolio based upon the most recent analysis performed at December 31, 2020:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$27,670	$56,361	$554	$15,089	$824	$1,194	$3,199	$2,003	$104,891
Special mention	—	—	496	—	—	143	—	—	639
Substandard	—	—	—	186	—	1,076	—	—	1,262
Total	27,670	56,361	1,050	15,275	824	2,413	3,199	2,003	106,792
Commercial real estate, other
Pass	116,441	125,373	99,522	94,465	99,668	215,385	109,160	9,748	860,014
Special mention	297	5,806	999	5,296	5,125	12,932	3,967	60	34,422
Substandard	—	1,191	677	1,709	1,663	27,066	3,033	110	35,339
Doubtful	—	—	—	—	—	78	—	—	78
Total	116,738	132,370	101,198	101,470	106,456	255,461	116,160	9,918	929,853
Commercial and industrial
Pass	409,237	97,362	67,284	38,450	45,026	77,009	199,597	30,680	933,965
Special mention	1,034	366	2,018	287	1,453	1,452	12,429	526	19,039
Substandard	2,226	3,569	2,873	2,167	318	4,163	3,436	1,083	18,752
Doubtful	—	—	—	—	1,698	191	—	187	1,889
Total	412,497	101,297	72,175	40,904	48,495	82,815	215,462	32,476	973,645
Premium finance
Pass	114,758	—	—	—	—	—	—	—	114,758
Total	114,758	—	—	—	—	—	—	—	114,758
Residential real estate
Pass	47,147	40,223	24,235	29,142	43,105	309,795	65,168	305	558,815
Substandard	—	—	—	—	—	15,048	—	—	15,048
Loss	—	—	—	—	—	144	—	—	144
Total	47,147	40,223	24,235	29,142	43,105	324,987	65,168	305	574,007
Home equity lines of credit
Pass	16,469	13,513	12,548	12,382	11,869	40,626	13,506	4,091	120,913
Total	16,469	13,513	12,548	12,382	11,869	40,626	13,506	4,091	120,913
Consumer, indirect
Pass	210,014	92,696	71,807	39,608	17,156	11,563	60,683	—	503,527
Total	210,014	92,696	71,807	39,608	17,156	11,563	60,683	—	503,527
Consumer, direct
Pass	31,689	15,923	11,085	4,531	2,529	4,193	9,144	—	79,094
Total	31,689	15,923	11,085	4,531	2,529	4,193	9,144	—	79,094
Deposit account overdrafts	351	—	—	—	—	—	—	—	351
Total loans, at amortized cost	$977,333	$452,383	$294,098	$243,312	$230,434	$722,058	$483,322	$48,793	$3,402,940

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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans at December 31:

(Dollars in thousands)	2021	2020
Construction	$1,291	$—
Commercial real estate, other	37,220	8,467
Commercial and industrial	8,340	6,333
Residential real estate	2,877	1,670
Home equity lines of credit	391	403
Total collateral dependent loans	$50,119	$16,873
The increase in collateral dependent loans at December 31, 2021 compared to December 31, 2020, was primarily due to $37.1 million in collateral dependent loans acquired from Premier.
The following table summarizes the loans that were modified as TDRs during the years ended 2021 and 2020.

		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2021
Construction	1	$344	$344	$344
Commercial real estate, other	7	218	218	217
Commercial and industrial	1	187	188	100
Residential real estate	55	2,513	2,574	2,464
Home equity lines of credit	14	500	500	489
Consumer, indirect	16	207	207	184
Consumer, direct	11	59	60	53
Consumer	27	266	267	237
Total	105	$4,028	$4,091	$3,851

2020
Commercial real estate, other	5	$2,294	$2,294	$2,217
Commercial and industrial	6	3,820	3,820	3,736
Residential real estate	16	1,388	1,423	1,406
Home equity lines of credit	7	123	123	116
Consumer, indirect	27	349	349	313
Consumer, direct	7	99	99	89
Consumer	34	448	448	402
Total	68	$8,073	$8,108	$7,877
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans modified into a TDR during year that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

	2021			2020
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses
Commercial real estate, other	—	$—	$—	1	$54	$—
Residential real estate	3	156	—	—	—	—
Consumer, indirect	1	26	—	1	15	—
Total	4	$182	$—	2	$69	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
Changes in the allowance for credit losses for 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2021
Construction	$1,887	$2,006	$(894)	$—	$—	$2,999
Commercial real estate, other	17,536	9,636	2,158	(387)	204	29,147
Commercial and industrial	12,763	4,048	(4,717)	(1,057)	26	11,063
Premium finance	1,095	—	(671)	(45)	—	379
Leases	—	493	5,399	(1,434)	339	4,797
Residential real estate	6,044	1,206	225	(385)	143	7,233
Home equity lines of credit	1,860	66	235	(197)	41	2,005
Consumer, indirect	8,030	—	(1,201)	(1,756)	253	5,326
Consumer, direct	1,081	115	(195)	(152)	112	961
Deposit account overdrafts	63	—	392	(575)	177	57
Total	$50,359	$17,570	$731	$(5,988)	$1,295	$63,967
(a) Amount does not include the provision for unfunded commitment liability.
Changes in the allowance for credit losses for 2020 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2020	Impact of CECL Implementation for Purchased Credit Deteriorated Assets	Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2020
Construction	$600	$51	$1,236	$—	$—	$1,887
Commercial real estate, other	7,193	1,356	9,315	(528)	200	17,536
Commercial and industrial	4,960	860	5,987	(1,565)	2,521	12,763
Premium finance	—	—	1,098	(3)	—	1,095
Residential real estate	3,977	383	1,735	(353)	302	6,044
Home equity lines of credit	1,570	2	379	(103)	12	1,860
Consumer, indirect	5,389	—	4,262	(1,923)	302	8,030
Consumer, direct	856	34	329	(187)	49	1,081
Deposit account overdrafts	94	—	456	(673)	186	63
Total	$24,639	$2,686	$24,797	$(5,335)	$3,572	$50,359
(a)Amount does not include the provision for unfunded commitment liability.
During 2021, the increase in allowance for credit loss was largely due to the Premier and North Star Leasing acquisitions, and the related need to establish an allowance for credit losses on those portfolios, coupled with organic growth in loan balances. The North Star Leasing acquisition added $3.3 million in allowance for credit losses at the acquisition date, of which $0.5 million was established for purchased credit deteriorated loans as part of the acquisition accounting, and the remainder was established using provision for credit losses. The Premier acquisition added $28.6 million to the allowance for credit losses during the third quarter of 2021, of which $16.9 million was established for purchased credit deteriorated loans as part of the acquisition accounting, and the remainder was established using provision for credit losses. Also during 2021, economic factors and loss drivers improved compared to 2020, and had a positive impact on the CECL model. The allowance for credit losses as a percent of total loans decreased slightly during 2021, compared to 2020. There were no purchased credit deteriorated loans acquired in the acquisition of Premium Finance.
As of December 31, 2021, Peoples had recorded an unfunded commitment liability of $2.5 million, a decrease compared to the $2.9 million that was recorded as of December 31, 2020. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. During 2021, Peoples recorded a recovery of credit losses on unfunded commitments of $360,000, compared to a provision for credit losses on unfunded commitments of $1.4 million for 2020. The change in the allowance for unfunded commitments is reflected in the "Provision for credit losses" line of the Consolidated Statements of Income.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 are summarized as follows:

(Dollars in thousands)	2021	2020
Land	$19,921	$15,035
Building and premises	101,234	74,807
Furniture, fixtures and equipment	36,319	32,482
Total bank premises and equipment	157,474	122,324
Accumulated depreciation	(68,214)	(62,230)
Net book value	$89,260	$60,094
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty to years and two to ten years, respectively.  Depreciation expense was $6.1 million in 2021 and $6.0 million in 2020.

Note 6 Leases

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
Peoples began originating leases with the acquisition of leases from NSL. The leases acquired were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, healthcare, manufacturing, office, restaurant, and other equipment. These sales-type leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. Other non-interest income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' sales-type leases can be found in "Note 4 Loans and Leases".
The table below details Peoples' lease income at December 31:

(Dollars in thousands)	2021
Interest and fees on leases (a)	$13,572
Other non-interest income	1,293
Total lease income	$14,865
(a)Included in "Interest and fees on loans" on the Consolidated Statements of Income. For additional information, see "Note 4 Loans and Leases" of the Notes to the Consolidated Financial Statements.

The following table summarizes the net investments in sales-type leases, which are included in "Loans and leases, net of deferred costs" on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2021
Lease payments receivable, at amortized cost	$152,202
Estimated residual values	129
Initial direct costs	1,427
Deferred revenue	(31,250)
Total leases, at amortized cost	122,508
Allowance for credit losses - leases	(4,797)
Net investment in sales-type leases	$117,711
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
2022	$54,090
2023	42,991
2024	29,620
2025	17,861
2026	6,759
Thereafter	881
Lease payments receivable, at amortized cost	$152,202
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years.  Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At December 31, 2021, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives and nonlease components.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Consolidated Statements of Income at December 31:

(Dollars in thousands)	2021	2020
Operating lease expense	$1,632	$1,308
Short-term lease expense	411	322
Total lease expense	$2,043	$1,630
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases on the Consolidated Balance Sheet at December 31:

(Dollars in thousands)	2021	2020
Right-of-use asset:
Other assets	$7,911	$6,522
Lease liability:
Accrued expenses and other liabilities	$8,674	$6,776
Other information:
Weighted-average remaining lease term	9.5 years	12.4 years
Weighted-average discount rate	2.36%	3.14%
Cash paid during the year for operating leases	$1,585	$1,260
Additions for right-of-use assets obtained during the year ended	$2,482	$62
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
2022	$2,287
2023	1,766
2024	956
2025	766
2026	589
Thereafter	3,806
Total undiscounted lease payments	$10,170
Imputed interest	(1,496)
Total lease liability	$8,674

Note 7 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2021	2020
Goodwill, beginning of year	$171,260	$165,701
Goodwill recorded from acquisitions	92,933	5,559
Goodwill, end of year	$264,193	$171,260
Peoples performed a qualitative assessment of goodwill as of October 1, 2021, and concluded it was not more likely than not that the fair value of Peoples' reporting unit was less than its carrying amount.
On April 1, 2021, Peoples preliminarily recorded $24.7 million of goodwill related to the acquisition of NSL. On May 4, 2021, Peoples Insurance recorded $46,000 of goodwill from the acquisition of an insurance agency. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples preliminarily recorded $68.2 million of goodwill.
On January 1, 2020, Peoples Insurance acquired a property and casualty-focused independent insurance agency, for which Peoples recorded $0.1 million of goodwill. On July 1, 2020, Peoples completed its acquisition of Triumph Premium Finance, for which Peoples recorded $5.5 million of goodwill. For additional information on these acquisitions, refer to "Note 20 Acquisitions."
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2021
Gross intangibles	$22,233	$12,495	$34,728
Intangibles recorded from acquisitions (a)	4,233	13,014	17,247
Accumulated amortization	(19,048)	(9,603)	(28,651)
Total acquisition-related intangibles	$7,418	$15,906	$23,324
Servicing rights			2,218
Indefinite-lived trade name intangible			1,274
Total other intangibles			$26,816
2020
Gross intangibles	$22,233	$7,480	$29,713
Intangibles recorded from acquisitions	—	5,015	5,015
Accumulated amortization	(17,298)	(6,579)	(23,877)
Total acquisition-related intangibles	$4,935	$5,916	$10,851
Servicing rights			2,486
Total other intangibles			$13,337
(a)Peoples included in customer relationship intangibles an intangible asset related to a non-compete agreement in the amount of $0.3 million
Peoples performed other intangible assets impairment testing as of October 1, 2021 and concluded there was no impairment in the recorded value of other intangible assets as of October 1, 2021. During the annual impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more-likely-than-not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the above mentioned acquisitions in 2021 were $12.7 million of customer relationship intangible assets and $4.2 million of core deposit intangible assets. Refer to "Note 20 Acquisitions" for additional information. Other intangible assets recorded in 2020 included $5.0 million of customer relationship intangible assets from the Premium Finance and Peoples Insurance acquisitions.

The following table details estimated aggregate future amortization of other intangible assets at December 31, 2021:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2022	$1,620	$4,014	$5,634
2023	1,257	3,712	4,969
2024	1,058	2,733	3,791
2025	891	1,941	2,832
2026	731	1,369	2,100
Thereafter	1,861	2,137	3,998
Total	$7,418	$15,906	$23,324
The weighted average amortization period of other intangibles is 9.6 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Balance, beginning of year	$2,486	$2,742	$2,655
Amortization	(775)	(1,121)	(871)
Servicing rights originated	519	1,026	958
Servicing rights acquired	—	—	—
Valuation allowance	(12)	(161)	—
Balance, end of year	$2,218	$2,486	$2,742
As of December 31, 2021 and 2020, Peoples recorded a valuation allowance of $12,000 and $161,000 related to the decrease in the fair value of servicing rights.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the years ended December 31:

	2021		2020
	Minimum	Maximum	Minimum	Maximum
Discount rates	8.3%	10.8%	8.3%	10.8%
Prepayment speeds	8.9%	27.1%	12.8%	21.1%
The fair value of servicing rights was $2.6 million at both December 31, 2021 and 2020.

Note 8 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2021	2020
Retail CDs:
$100 or more	$320,574	$220,532
Less than $100	323,185	225,398
Total retail CDs	643,759	445,930
Interest-bearing deposit accounts	1,167,460	692,113
Savings accounts	1,036,738	628,190
Money market deposit accounts	651,169	591,373
Governmental deposit accounts	617,259	385,384
Brokered deposit accounts	104,745	170,146
Total interest-bearing deposits	4,221,130	2,913,136
Non-interest-bearing deposits	1,641,422	997,323
Total deposits	$5,862,552	$3,910,459
Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000, or otherwise uninsured, were $121.3 million and $89.0 million at December 31, 2021 and 2020, respectively, and are broken out below by time remaining until maturity.

(Dollars in thousands)	2021	2020
3 months or less	$23,779	$27,857
Over 3 to 6 months	26,964	20,441
Over 6 to 12 months	34,434	8,229
Over 12 months	36,115	32,424
Total	$121,292	$88,951
The contractual maturities of CDs and brokered demand and savings deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2022 (a)	$453,610	$104,252	$557,862
2023	77,311	493	77,804
2024	64,471	—	64,471
2025	21,676	—	21,676
2026	26,553	—	26,553
Thereafter	138	—	138
Total CDs	$643,759	$104,745	$748,504
(a) Brokered includes $100.0 million of brokered demand and savings deposits.
Deposits from related parties were $12.6 million and $11.5 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were funded by brokered demand deposits. In the fourth quarter of 2021, Peoples terminated three interest rate swap agreements with an aggregate notional value of $25.0 million, of which $15 million were brokered deposits that were not immediately terminated, but instead allowed to mature. Brokered deposits used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 15 Derivative Financial Instruments."

Note 9 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other	Total
2021
Ending balance	$111,482	$55,000	$—	$166,482
Average balance	70,674	30,289	—	100,963
Highest month-end balance	119,693	65,017	—	184,693
Interest expense	$66	$475	$—	$541
Weighted-average interest rate:
End of year	0.09%	0.74%	—%	0.31%
During the year	0.09%	1.57%	—%	0.54%
2020
Ending balance	$53,261	$20,000	$—	$73,261
Average balance	44,902	129,928	1,803	176,633
Highest month-end balance	53,261	235,989	64,000	279,773
Interest expense	$77	$2,489	$5	$2,571
Weighted-average interest rate:
End of year	0.06%	1.78%	—%	0.53%
During the year	0.17%	1.92%	0.25%	1.46%
2019
Ending balance	$42,968	$274,009	$—	$316,977
Average balance	46,686	197,987	126	244,799
Highest month-end balance	49,081	274,009	2,200	316,977
Interest expense	$257	$4,455	$—	$4,712
Weighted-average interest rate:
End of year	0.37%	1.74%	—%	1.55%
During the year	0.57%	2.25%	—%	1.92%
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in "Note 10 Long-Term Borrowings," are collateralized by residential mortgage loans and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples reclassified $15.0 million and $20.0 million of FHLB advances from long-term borrowings to short-term borrowings in 2021 and 2020, respectively, due to maturity dates of less than one year. Peoples' FHLB advances of $70.0 million and $163.0 million matured in 2021 and 2020, respectively.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2021, Peoples had available Federal Reserve Discount Window credit of $174.4 million.
As of April 3, 2019, Peoples entered into a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement has a one-year term, which was renewed as of April 1, 2021, and provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $20.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.

The U.S. Bank Loan Agreement is unsecured, and contains certain negative and financial covenants. The financial covenants are applicable to Peoples and its subsidiaries, and are usual and customary for comparable transactions.
As of December 31, 2021, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on March 31, 2022. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 10 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2021		2020
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$80,000	1.42%	$95,000	1.52%
FHLB amortizing, fixed rate advances	5,825	1.77%	7,957	1.75%
Junior subordinated debt securities	13,650	3.37%	7,611	4.25%
Long-term borrowings	$99,475	1.71%	$110,568	1.72%
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2021, Peoples did not borrow any additional long-term advances from the FHLB. At December 31, 2021, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 0.77% to 3.20%, mature between 2026 and 2030. Outstanding long-term FHLB amortizing, fixed rate advances, which have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031. Peoples also reclassified one long-term FHLB non-amortizing advance during 2021 totaling $15.0 million to short-term borrowings as the time to maturity became less than one year.
The FHLB putable, non-amortizing, fixed rate advances have maturities ranging from five to nine years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.
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
The “Junior subordinated debt securities” are comprised of two trust preferred securities assumed from two prior acquisitions. On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. (“NB&T”), which included a trust preferred security due in 2037 with a $9 million par value and a $6.6 million fair value at acquisition. As of December 31, 2021, this trust preferred security had a carrying value of $7.8 million with a yield of 3.52%, inclusive of the impact of fair value adjustments. On September 17, 2021, Peoples completed its acquisition of Premier, which included a trust preferred security due in 2034 with a $6.2 million par value and a $6.1 million fair value at acquisition. As of December 31, 2021, this trust preferred security had a carrying value of $5.9 million and a yield of 3.18%, inclusive of the impact of fair value adjustments. These trust preferred securities are considered tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

At December 31, 2021, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate (a)
2022	$1,528	1.53%
2023	1,150	1.49%
2024	856	1.46%
2025	627	1.42%
2026	20,362	2.16%
Thereafter	74,952	1.47%
Total long-term borrowings	$99,475	1.61%
(a)    The weighted-average rate includes the impact of accreting the current book value of the junior subordinated debt securities to face value over the period. The weighted-average rates for the FHLB advances are 1.72% in 2022, 1.73% in 2023, 1.74% in 2024, 1.76% in 2025, 2.16% in 2026, and 1.18% thereafter.

Note 11 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2018	20,124,378	601,289
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(133,926)
Release of restricted common shares	—	19,174
Cancellation of restricted common shares	—	11,113
Grant of common shares	—	(5,130)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,227
Disbursed out of treasury stock	—	(2,187)
Common shares purchased under repurchase program	—	26,427
Common shares issued under dividend reinvestment plan	26,287	—
Common shares issued under compensation plan for Boards of Directors	—	(6,755)
Common shares issued under employee stock purchase plan	—	(13,050)
Issuance of common shares related to acquisition of First Prestonsburg	1,005,478	—
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(128,402)
Release of restricted common shares	—	27,391
Cancellation of restricted common shares	—	33,689
Grant of common shares	—	(23,482)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	12,005
Disbursed out of treasury stock	—	(2,362)
Common shares repurchased under repurchase program	—	1,299,577
Common shares issued under dividend reinvestment plan	37,259	—
Common shares issued under compensation plan for Boards of Directors	—	(11,553)
Common shares issued under performance unit awards	—	(6,127)
Common shares issued under employee stock purchase plan	—	(18,872)
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(109,385)
Release of restricted common shares	—	34,732
Cancellation of restricted common shares	—	8,129
Grant of common shares		(21,587)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,089
Disbursed out of treasury stock	—	(2,983)
Common shares issued under dividend reinvestment plan	31,314	—
Common shares issued under compensation plan for Boards of Directors	—	(7,589)
Common shares issued under performance unit awards	—	—
Common shares issued under employee stock purchase plan	—	(17,093)
Issuance of common shares related to acquisition of Premier	8,589,685	—
Shares at December 31, 2021	29,814,401	1,577,359
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of its outstanding common shares. During 2021, Peoples did not repurchase any common shares under the share repurchase program authorized on January 28, 2021.
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
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2021, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2021	2020
First Quarter	$0.35	$0.34
Second Quarter	0.36	0.34
Third Quarter	0.36	0.34
Fourth Quarter	0.36	0.35
Total dividends declared	$1.43	$1.37
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(10,082)	$(3,711)	$860	$(12,933)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	(130)	—	—	(130)
Other comprehensive income (loss), net of reclassifications and tax	15,512	(247)	(3,627)	11,638
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	291	—	—	291
Realized loss due to settlement and curtailment, net of tax	—	833	—	833
Other comprehensive income (loss), net of reclassifications and tax	9,001	(747)	(6,617)	1,637
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	670	—	—	670
Realized loss due to settlement and curtailment, net of tax	—	111	—	111
Other comprehensive (loss) income, net of reclassifications and tax	(21,208)	1,880	5,592	(13,736)
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)

Note 12 Employee Benefit Plans

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
The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets of the plans for the years ended December 31, 2021 and 2020, and a statement of the funded status as of December 31, 2021 and 2020:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2021	2020	2021	2020
Change in benefit obligation:
Obligation at January 1	$12,310	$12,668	$71	$75
Interest cost	259	326	2	2
Plan participants’ contributions	—	—	51	59
Actuarial (gain) loss	(1,367)	1,708	1	6
Benefit payments	(220)	(238)	(63)	(71)
Settlements	(519)	(2,154)	—	—
Accumulated benefit obligation at December 31	$10,463	$12,310	$62	$71

Change in plan assets:
Fair value of plan assets at January 1	$10,852	$11,866	$—	$—
Actual return on plan assets	1,605	1,378	—	—
Employer contributions	—	—	12	12
Plan participants’ contributions	—	—	51	59
Benefit payments	(220)	(238)	(63)	(71)
Settlements	(519)	(2,154)	—	—
Fair value of plan assets at December 31	$11,718	$10,852	$—	$—
Funded status at December 31	$1,255	$(1,458)	$(62)	$(71)
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$1,255	$—	$—	$—
Accrued benefit liability	$—	$(1,458)	$(62)	$(71)
Net amount recognized	$1,255	$(1,458)	$(62)	$(71)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net loss (gain)	1,861	3,918	(37)	(39)
Total	$1,861	$3,918	$(37)	$(39)
Weighted-average assumptions at year-end:
Discount rate	2.71%	2.38%	2.71%	2.38%

The estimated costs relating to Peoples’ pension benefits that will be amortized from AOCI into net periodic cost over the next fiscal year are $83,000.
Net Periodic (Benefit) Cost
The following table details the components of the net periodic (benefit) cost for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2021	2020	2019	2021	2020	2019
Interest cost	$259	$326	$438	$2	$2	$3
Expected return on plan assets	(658)	(747)	(782)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net loss (gain)	107	132	78	(4)	(5)	(5)
Settlement of benefit obligation	143	1,054	—	—	—	—
Net periodic (benefit) cost	$(149)	$765	$(266)	$(2)	$(3)	$(3)

Weighted-average assumptions:
Discount rate	2.44%	2.53%	4.20%	2.38%	3.12%	4.20%
Expected return on plan assets	7.00%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2021 and grade down to an ultimate rate of 4.0% in 2070. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
There were $143,000 in settlement charges recorded in 2021, compared to $1.1 million recorded in 2020, and none recorded in 2019.
Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the pension plan's total assets is based on a weighted average of the expected return of each category of the pension plan's assets. Peoples' investment strategy for the pension plan's assets continues to allocate 60%-75% to equity securities.
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

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
2021
Equity securities:
Mutual funds – equity	$8,516	$8,516
Debt securities:
Mutual funds – taxable income	2,912	2,912
Total fair value of pension assets	$11,428	$11,428
2020
Equity securities:
Mutual funds – equity	$7,794	$7,794
Debt securities:
Mutual funds – taxable income	2,898	2,898
Total fair value of pension assets	$10,692	$10,692
Pension plan assets also included cash and cash equivalents of $284,000 and accrued income of $1,000 at December 31, 2021. Cash and cash equivalents were $152,000 and accrued income was $8,000 at December 31, 2020. For further information regarding levels of input used to measure fair value, refer to "Note 2 Fair Value of Financial Instruments."
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2021 or 2020.
Cash Flows
Peoples expects to make between $10,000 to $15,000 of contributions to its pension plan in 2022; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2022	$1,429	$10
2023	858	9
2024	903	8
2025	652	7
2026	914	6
2027 to 2031	3,199	19
Total	$7,955	$59
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. From January 1, 2011, until December 31, 2019, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $3.5 million in 2021, $2.5 million in 2020 and $2.0 million in 2019. Beginning January 1, 2020, Peoples began matching 100% of participants' contributions that did not exceed 4% of the participants' compensation, plus 50% of participants' contributions between 4% and 6% of the participants' compensation. As of January 1, 2021, Peoples began matching 100% of participants' contributions up to 6% of the participants' compensation.

Note 13 Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

(Dollars in thousands)	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$11,954	21.0%	$8,956	21.0%	$13,725	21.0%
Differences in rate resulting from:
Nondeductible acquisition costs	269	0.5%	—	—%	—	—%
Stock awards	74	0.1%	(5)	—%	(135)	(0.2)%
Bank owned life insurance	(371)	(0.6)%	(415)	(1.0)%	(510)	(0.8)%
Investments in tax credit funds	(381)	(0.7)%	(415)	(1.0)%	(530)	(0.8)%
Captive insurance benefit	(435)	(0.8)%	(412)	(1.0)%	—	—%
Tax-exempt interest income	(835)	(1.5)%	(668)	(1.6)%	(659)	(1.0)%
Fixed asset depreciation	(1,142)	(2.0)%	—	—%	—	—%
Other, net	282	0.5%	838	2.1%	(228)	(0.4)%
Income tax expense	$9,415	16.5%	$7,879	18.5%	$11,663	17.8%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Current income tax expense	$6,541	$15,980	$11,554
Deferred income tax expense (benefit)	2,874	(8,101)	109
Income tax expense	$9,415	$7,879	$11,663
The significant components of Peoples' deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$17,473	$13,819
Accrued employee benefits	2,161	2,706
Lease obligation	1,960	1,423
Available-for-sale securities	1,905	—
Tax credit investments	1,096	1,799
Derivative instruments	1,088	2,494
Net operating loss carryforward	223	—
Other	561	5
Gross deferred tax assets	$26,467	$22,246
Valuation allowance	$158	$—
Total deferred tax assets	$26,309	$22,246
Deferred tax liabilities:
Bank premises and equipment	$3,838	$3,274
Deferred loan income	5,249	2,174
Purchase accounting adjustments	3,166	4,522
Lease right-of-use assets	1,788	1,370
Available-for-sale securities	—	3,886
Other	662	583
Total deferred tax liabilities	$14,703	$15,809
Net deferred tax asset (liability)	$11,606	$6,437

As of December 31, 2021, Peoples acquired a net operating loss carryforward of approximately $0.3 million related to the Premier merger, net of a valuation allowance of $158,000, which will be available to offset future taxable income.

The federal income tax benefit from sales of investment securities was $181,000 in 2021 and $77,000 in 2020. The federal income tax expense from sale of investment securities was $34,000 in 2019.
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

(Dollars in thousands)	2021	2020
Uncertain tax positions, beginning of year	$149	$250
Gross increase based on tax positions related to current year	$—	$12
Gross decrease due to the statute of limitations	$(43)	$(113)
Uncertain tax positions, end of year	$106	$149
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2020. The years open to examination by state taxing authorities vary by jurisdiction.

Note 14 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2021	2020	2019
Net income available to common shareholders	$47,555	$34,767	$53,695
Less: Dividends paid on unvested shares	(295)	(367)	(348)
Add: Undistributed earnings (loss) allocated to unvested shares	(26)	(5)	(47)
Net earnings allocated to common shareholders	$47,234	$34,395	$53,300

Weighted-average common shares outstanding	21,816,511	19,721,772	20,120,119
Effect of potentially dilutive common shares	143,372	122,034	153,606
Total weighted-average diluted common shares outstanding	21,959,883	19,843,806	20,273,725

Earnings per common share:
Basic	$2.17	$1.74	$2.65
Diluted	$2.15	$1.73	$2.63

Anti-dilutive common shares excluded from calculation:
Restricted shares	275	64,145	—

Note 15 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in "Other assets" and "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and in the net other adjustments to reconcile net income to "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2021, Peoples had entered into thirteen interest rate swaps with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and brokered demand deposits, which will continue to be rolled through the life of the swaps. At December 31, 2021, the interest rate swaps were designated as cash flow hedges of $85.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps were designated as cash flow hedges of 90-day FHLB Advances. In the fourth quarter of 2021, Peoples terminated three interest rate swap agreements with an aggregate notional value of $25.0 million which were designated as cash flow hedges. The terminations resulted in a pre-tax loss of $0.2 million. The associated

$10.0 million in FHLB advances and $15.0 million in brokered demand deposits were not immediately terminated but instead allowed to mature.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the years ended December 31, 2021 and December 31, 2020, Peoples had reclassifications of loss to earnings of $3.5 million and gains to interest expense of $2.0 million, respectively.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2021	2020
Notional amount	$125,000	$160,000
Weighted average pay rates	2.26%	2.18%
Weighted average receive rates	1.10%	0.38%
Weighted average maturity	3.6 years	4.4 years
Pre-tax unrealized losses included in AOCI	(4,879)	(11,879)
The following table presents net losses or gains recorded in AOCI and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2021	2020
Amount of loss recognized in AOCI, pre-tax	$6,999	$8,376
The following table reflects the cash flow hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

	2021		2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$125,000	$5,020	$160,000	$12,063
Total included in "Accrued expenses and other liabilities"	$125,000	$5,020	$160,000	$12,063
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples. Peoples offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition at the year ended December 31,2021 and 2020.

The following table reflects the non-designated hedges, which are included in the Consolidated Balance Sheets at fair value, at December 31:

	2021		2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$419,733	$12,163	$415,044	$27,332
Total included in "Other assets"	419,733	12,163	415,044	27,332

Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$419,733	$12,163	$415,044	$27,332
Total included in "Accrued expenses and other liabilities"	419,733	12,163	415,044	27,332
Pledged Collateral
Peoples pledges or receives collateral for all interest swaps. When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps are in a net asset position, the respective counterparties must pledge collateral. At December 31, 2021 and December 31, 2020, Peoples had $28.1 million and zero, respectively, in investment securities pledged. At December 31, 2021 and December 31, 2020, Peoples had zero and $41.0 million, respectively, of cash pledged. Cash pledged is included in "Interest-bearing deposits in other banks" on the Consolidated Balance Sheets. Investment securities pledged are included in "Available-for-sale investment securities" and "Held-to-maturity investment securities" on the Consolidated Balance Sheets.
Note 16 Off-Balance Sheet Risk

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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2021	2020
Home equity lines of credit	$177,262	$117,792
Unadvanced construction loans	227,135	141,009
Other loan commitments	577,170	535,250
Loan commitments	981,567	794,051
Standby letters of credit	$12,805	$14,342

Note 17 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB of Cleveland, based on the amount of total deposits. Average required reserve balances were $0 and $3.7 million in 2021 and 2020, respectively.
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

At December 31, 2021, Peoples Bank had approximately $33.6 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2021, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2021.
As of December 31, 2021, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples' or Peoples Bank's category.
Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:

	2021		2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$577,565	12.52%	$409,400	13.01%
For capital adequacy	207,642	4.50%	141,605	4.50%
To be well capitalized	299,927	6.50%	204,540	6.50%
Tier 1 (b)
Actual	$591,215	12.81%	$417,011	13.25%
For capital adequacy	276,856	6.00%	188,806	6.00%
To be well capitalized	369,141	8.00%	251,741	8.00%
Total Capital (c)
Actual	$648,948	14.06%	$456,384	14.50%
For capital adequacy	369,141	8.00%	251,741	8.00%
To be well capitalized	461,426	10.00%	314,677	10.00%
Tier 1 Leverage (d)
Actual	$591,215	8.67%	$417,011	8.97%
For capital adequacy	272,916	4.00%	186,049	4.00%
To be well capitalized	341,145	5.00%	232,561	5.00%
Capital Conservation Buffer	$279,807	6.06%	$204,643	6.50%
Fully phased in	115,356	2.50%	78,669	2.50%
Net Risk-Weighted Assets	$4,614,259		$3,146,767

	2021		2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$566,594	12.30%	$395,753	12.58%
For capital adequacy	207,318	4.50%	141,513	4.50%
To be well capitalized	299,460	6.50%	204,408	6.50%
Tier 1 (b)
Actual	$566,594	12.30%	$395,753	12.58%
For capital adequacy	276,424	6.00%	188,684	6.00%
To be well capitalized	368,566	8.00%	251,579	8.00%
Total Capital (c)
Actual	$624,238	13.55%	$435,101	13.84%
For capital adequacy	368,566	8.00%	251,579	8.00%
To be well capitalized	460,707	10.00%	314,473	10.00%
Tier 1 Leverage (d)
Actual	$566,594	8.32%	$395,753	12.58%
For capital adequacy	272,284	4.00%	185,845	4.00%
To be well capitalized	340,355	5.00%	232,306	5.00%
Capital Conservation Buffer	$255,672	5.55%	$183,522	5.84%
Fully phased in	115,177	2.50%	78,618	2.50%
Net Risk-Weighted Assets	$4,607,072		$3,144,734
(a) Ratio represents common equity tier 1 capital to net risk-weighted assets
(b) Ratio represents tier 1 capital to net risk-weighted assets
(c) Ratio represents total capital to net risk-weighted assets
(d) Ratio represents tier 1 capital to average assets

Note 18 Stock-Based Compensation

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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2021, Peoples granted an aggregate of 77,094 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2021, Peoples granted, to certain key employees, an aggregate of 32,291 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.

The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2021:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	67,758	$23.71	250,992	$33.36
Awarded	32,291	32.45	77,094	31.48
Released	(10,127)	$35.54	(73,611)	$35.43
Forfeited	(1,000)	32.48	(7,129)	32.42
Outstanding at December 31	88,922	$25.44	247,346	$32.19
The total intrinsic value of restricted common shares released was $2.6 million, $2.0 million and $1.8 million in 2021, 2020 and 2019, respectively.
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

(Dollars in thousands)	2021	2020	2019
Employee stock-based compensation expense:
Restricted common share grant expense	$3,436	$3,556	$3,462
Employee stock purchase plan expense	79	63	63
Performance stock unit (benefit) expense	—	(12)	130
Total employee stock-based compensation expense	3,515	3,607	3,655
Non-employee director stock-based compensation expense	375	340	308
Total stock-based compensation expense	3,890	3,947	3,963
Recognized tax benefit	(867)	(818)	(832)
Net expense recognized	$3,023	$3,129	$3,131
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2021, 2020 and 2019. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $2.6 million at December 31, 2021, which will be recognized over a weighted-average period of 1.8 years. In 2021, the Board of Directors granted 4,347 unrestricted common shares to non-employee directors, with related stock-based compensation of $135,000.

Note 19 Revenue

The following table details Peoples' revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2021	2020
Insurance income:
Commission and fees from sale of insurance policies (a)	$12,819	$12,137
Fees related to third-party administration services (a)	389	448
Performance-based commissions (b)	2,044	1,457
Trust and investment income (a)	16,456	13,662
Electronic banking income:
Interchange income (a)	14,254	11,160
Promotional and usage income (a)	3,756	3,086
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	3,807	3,573
Transactional-based fees (b)	6,336	5,845
Commercial loan swap fees (b)	543	1,741
Other non-interest income transactional-based fees (b)	968	820
Total	$61,372	$53,929

Timing of revenue recognition:
Services transferred over time	$51,481	$44,066
Services transferred at a point in time	9,891	9,863
Total	$61,372	$53,929
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples' contract assets and contract liabilities for the period ended December 31, 2021:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2021	$1,247	$5,224
Additional income receivable	197	—
Receipt of income previously receivable	(701)	—
Recognition of income previously deferred	—	(413)
Balance, December 31, 2021	$743	$4,811
For more information on Peoples' revenue recognition policies, see "Note 1 Summary of Significant Accounting Policies."
Note 20 Acquisitions

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

Peoples recorded acquisition-related expenses of $19.5 million related to the Premier merger, which included $9.7 million in other non-interest expense; $5.1 million in professional fees; $3.8 million in salaries and employee benefit costs; $0.4 million in net occupancy and equipment expense, $0.2 million in marketing expense; $66,000 in net occupancy and equipment expense; $62,000 in data processing and software expense; and $54,000 in communication expense.
The estimated fair values below were considered preliminary as of December 31, 2021, and are subject to adjustment for up to one year after September 17, 2021. Valuations subject to change include, but are not limited to, loans, including the designation of such as PCD, deferred tax assets and liabilities, and certain other assets and other liabilities.
The following table provides the preliminary purchase price calculation as of the date of the merger with Premier, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Premier common shares		14,811,200
Number of common shares of Peoples issued for each common share of Premier		0.58
Price per Peoples common share, based at closing date		$30.49
Common share consideration		261,899
Cash paid in lieu of fractional common shares		25
Total consideration		$261,924
Net assets at fair value
Assets
Cash and due from banks		$248,360
Interest-bearing deposits in other banks		1,025
Total cash and cash equivalents		249,385
Available-for-sale investment securities		551,953
Other investment securities		4,159
Total investment securities		556,112
Loans:
Construction	97,262	96,051
Commercial real estate, other	544,950	534,910
Commercial and industrial	132,293	132,097
Residential real estate	332,269	331,110
Home equity lines of credit	46,969	45,887
Consumer	21,083	21,636
Total loans	1,174,826	1,161,691
Allowance for Credit Losses (on PCD Loans)		(16,944)
Net loans		1,144,747
Bank premises and equipment		30,098
Other intangible assets		4,233
OREO		11,081

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Other assets		27,335
Total assets		$2,022,991
Liabilities
Deposits:
Non-interest-bearing		$733,157
Interest-bearing		1,018,387
Total deposits		1,751,544
Short-term borrowings		63,807
Long-term borrowings		6,070
Accrued expenses and other liabilities		7,813
Total liabilities		1,829,234
Net assets		193,757
Goodwill		$68,167
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2021, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at December 31, 2021:

(Dollars in thousands)	Change in fair value
Net assets
Cash and cash equivalents	$(3,403)
Total investment securities	(11,341)
Net loans	10,857
Bank premises and equipment, net of accumulated depreciation	(3,737)
OREO	(20)
Other assets	7,664
Deposits	4,579
Accrued expenses and other liabilities	(1,777)
Change in goodwill	$2,822
The recorded goodwill associated with the Premier merger is related to expected synergies and operational efficiencies to be gained from the combination of Premier with Peoples' operations. None of the goodwill associated with the Premier merger is expected to be deductible for tax purposes. The geographic locations of Premier will allow Peoples to continue to grow the loan and deposit portfolios, while also increasing Peoples' ability to penetrate the new markets with wealth management and insurance services, which should benefit Peoples in future periods. Additional information regarding other intangibles recognized in the acquisition can be found in "Note 7 Goodwill and Other Intangible Assets."
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
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans are based on current market rates at the acquisition date for new originations for comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Fair values for loans that were individually assessed were based on third-party valuations.
Bank Premises and Equipment: The fair values of premises were based on a market approach, with third-party appraisals and broker opinions of value obtained for land, office and branch space.
OREO: The fair values of OREO were based on a market approach, with third-party appraisals and broker opinions of value obtained for land and buildings.
Customer Deposit Intangible: The customer deposit intangible represents the low cost of funding acquired core deposits provide relative to a marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, the net maintenance cost of the deposit base, the alternative cost of funds, and the interest costs associated with customer deposits. The customer deposit intangible is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
Deposits: The fair values used for the demand and savings deposits equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates being offered at the acquisition date to the contractual interest rates on such time deposits.
Borrowings: Short-term borrowings consist of overnight repurchase agreements, and given their short-term nature book value approximated fair value. The fair values of long-term borrowings, including trust preferred securities, are estimated using discounted cash flow analyses, based on incremental borrowing rates at acquisition date for similar types of instruments.
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

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated loans
Construction	$20,231	$(2,006)	$(198)	$18,027
Commercial real estate, other	105,185	(9,503)	(2,184)	93,498
Commercial and industrial	15,205	(4,048)	241	11,398
Residential real estate	31,973	(1,206)	(669)	30,098
Home equity lines of credit	2,014	(66)	(103)	1,845
Consumer	1,614	(115)	60	1,559
Fair value	$176,222	$(16,944)	$(2,853)	$156,425
Peoples' operating results for 2021 include the operating results of the acquired assets and assumed liabilities of Premier subsequent to the acquisition on September 17, 2021. Due to the conversion of Premier systems during the third quarter of 2021, as well as other streamlining and integration of the operating activities into those of Peoples, historical reporting for the former Premier operations is impracticable and the disclosures of revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to the acquisition. The following table presents unaudited pro forma information as if the acquisition of Premier had occurred on January 1, 2020. The pro forma adjustments include any changes in interest income due to the accretion of discounts, or amortization of premiums, associated with the fair value adjustments to acquired loans, interest-bearing deposits, long-term borrowings, trust preferred securities and customer deposit intangibles that would have resulted had the assets and liabilities been acquired as of January 1, 2020. The pro forma information excludes Peoples' acquisition-related expenses, which primarily included, but were not limited to, salaries and employee benefit costs, severance costs, professional fees, marketing expenses and deconversion costs. Those acquisition-related expenses totaled $19.0 million and $0.9 million for 2021 and 2020, respectively. The pro forma information also excludes a provision of credit losses of $12.1 million recorded to establish an allowance for credit losses for non-purchased credit deteriorated loans of $11.7 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquired loans. The pro forma information does not necessarily reflect the results of operations that would have occurred had Peoples acquired Premier on January 1, 2020. Additionally, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma For
	Twelve Months Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Net interest income	$240,143	$209,065
Non-interest income	79,540	72,118
Net income	91,394	58,663
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
NS Leasing, LLC
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total cash consideration of $116.5 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangibles of $14.0 million, which included a customer relationship intangible, trade name intangible and non-compete agreements related to this transaction. Peoples recorded an additional $0.7 million in non-interest expense during the third and fourth quarters of 2021 related to an update to the estimated earn-out provision of $3.0 million. The bonus earn-out provision recorded by Peoples related to the NSL acquisition was determined based on a weighting of probability of outcomes, at present value. Peoples predominately weighted the outcomes of the factors at approximately 100% payout expectation of the base earn-out, which is $2.5 million in total. Adjusting weighting into the bonus earn-out expectation in the third and fourth quarter resulted in an additional $0.7 million of potential payout. NSL met the minimums for the base earn-out payment and the targets set at acquisition for a 100% payout of the base earn-out. As of December 31, 2021, leases had grown to $122.5 million. Peoples accounted for this transaction as a business combination under the acquisition method.
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
(a) Includes preliminary contingent consideration related to the bonus earn-out provision of $2.3 million. Peoples recorded an additional $0.7 million in non-interest expense related to an update to the estimated earn-out provision.
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
Peoples recorded acquisition-related expenses related to the NSL acquisition which included $2.1 million in professional fees; $0.2 million in other non-interest expense; $3,000 in salaries and employee benefit costs; $3,000 in data processing and software expense; $2,000 in net occupancy and equipment expense; and $2,000 in marketing expense.

Note 21 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	15,202	14,313
Due from subsidiary bank	547	659
Other investment securities	220	225
Investments in subsidiaries:
Bank	834,037	561,870
Non-bank	12,278	11,771
Other assets	5,248	3,546
Total assets	$867,582	$592,434
Liabilities:
Accrued expenses and other liabilities	$5,660	$6,253
Dividends payable	767	602
Mandatorily redeemable capital securities of subsidiary trusts	16,130	9,906
Total liabilities	22,557	16,761
Total stockholders' equity	845,025	575,673
Total liabilities and stockholders' equity	$867,582	$592,434

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Dividends from subsidiary bank	$29,000	$49,000	$37,000
Dividends from non-bank subsidiary	1,750	—	—
Interest and other income	73	16	81
Total income	30,823	49,016	37,081
Expense:
Trust preferred securities expense	367	373	534
Intercompany management fees	1,303	1,369	1,607
Other expense	5,675	5,376	5,432
Total expense	7,345	7,118	7,573
Income before federal income taxes and equity in undistributed earnings of subsidiaries	23,478	41,898	29,508
Applicable income tax expense	(1,295)	(1,128)	(1,670)
Equity in (excess dividends from) undistributed earnings of subsidiaries	22,782	(8,259)	22,517
Net income	$47,555	$34,767	$53,695

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating activities
Net income	$47,555	$34,767	$53,695
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	6,224	161	168
(Equity in) excess dividends from undistributed earnings of subsidiaries	(22,782)	8,259	(22,517)
Gain on investment securities	—	(8)	—
Other, net	3,930	8,492	3,801
Net cash provided by operating activities	34,927	51,671	35,147
Investing activities
Net proceeds from sales and maturities of investment securities	10	10	—
Investment in subsidiaries	(16,282)	(35,238)	(18,874)
Decrease in receivable from subsidiary	16,344	34,719	18,869
Business combinations, net of cash received	(710)	—	(1,438)
Other, net	(1,998)	(76)	226
Net cash used in investing activities	(2,636)	(585)	(1,217)
Financing activities
Purchase of treasury stock	(1,306)	(30,409)	(1,650)
Proceeds from issuance of common shares	906	594	6
Cash dividends paid	(31,002)	(27,052)	(25,942)
Net cash used in financing activities	(31,402)	(56,867)	(27,586)
Net increase (decrease) in cash and cash equivalents	889	(5,781)	6,344
Cash and cash equivalents at the beginning of year	14,363	20,144	13,800
Cash and cash equivalents at the end of year	$15,252	$14,363	$20,144
Supplemental cash flow information:
Interest paid	$331	$385	$544

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "NOMINATING PROCEDURES" of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 28, 2022 ("Peoples' Definitive Proxy Statement"), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2021 Annual Meeting of Shareholders held on April 22, 2021.
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
ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS," "SUMMARY COMPENSATION TABLE FOR 2021," "GRANTS OF PLAN-BASED AWARDS FOR 2021," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021," "OPTION EXERCISES AND STOCK VESTED FOR 2021," "PENSION BENEFITS FOR 2021," "NON-QUALIFIED DEFERRED COMPENSATION FOR 2021," "OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS," "DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.

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
Equity Compensation Plan Information
The table below provides information as of December 31, 2021, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
(i)the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan");
(ii)the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Directors' Deferred Compensation Plan"); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	378,457	(1)	$—	(2)	754,416	(3)
Total	378,457		$—		754,416
(1)Includes an aggregate of 336,268 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 42,189 common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.
(2)The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Equity Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.
(3)Includes 556,711 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2021, as well as 197,705 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in "Note 18 Stock-Based Compensation" of the Notes to the Consolidated Financial Statements.
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

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
The following reports of the independent registered public accounting firm and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by "ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and set forth immediately following "ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS" of this Form 10-K:
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
(c)     Financial Statement Schedules
None
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the preliminary proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on January 19, 2018 (Registration No. 333-222054)

2.2	Agreement and Plan of Merger, dated as of October 29, 2018, as amended on December 18, 2018, between Peoples Bancorp Inc. and First Prestonsburg Bancshares Inc.+	Included as Annex A to the preliminary proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on December 20, 2018 (Registration No. 333-228745)

2.3	Agreement and Plan of Merger, dated as of March 26, 2021, between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.++	Included as Annex A to the preliminary proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

 +Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K, as in effect at the time of filing of the Agreement and Plan of Merger. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

 ++Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc. for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

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
Incorporated herein by reference to Exhibit 4.2(a) to Peoples' June 30, 2015 Form 10-Q

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples' June 30, 2015 Form 10-Q

4.3(c)	Notice of Removal of Administrator and Appointment of Replacement, dated February 11, 2021, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

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
Incorporated herein by reference to Exhibit 4.3 to Peoples' June 30, 2015 Form 10-Q

4.5(a)	Indenture, dated as of February 26, 2004, between First National Bankshares Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debt Securities Due 2034	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2021 (File No. 0-16772) ("Peoples' September 30, 2021 Form 10-Q")

4.5(b)	First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., as successor to First National Bankshares Corporation	Incorporated herein by reference to Exhibit 4.1(b) to Peoples' September 30, 2021 Form 10-Q

4.5(c)	Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., as successor to Premier Financial Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.1 (c) to Peoples' September 30, 2021 Form 10-Q

4.6
Amended and Restated Declaration of Trust of FNB Capital Trust One, dated as of February 26, 2004 NOTE: Pursuant to the First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Bancorp, Inc., Premier Bancorp, Inc., succeeded to and was substituted for First National Bankshares Corporation as "Sponsor" and pursuant to the Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc., succeeded and was substituted for Premier Financial Bancorp, Inc. as "Sponsor"
Incorporated herein by reference to Exhibit 4.2 to Peoples' September 30, 2021 Form 10-Q

4.7	Notice of Removal of Administrators and Appointment of Replacements, dated September 17, 2021, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.3 to Peoples' September 30, 2021 Form 10-Q

4.8
Guarantee Agreement, dated as of February 26, 2004, between First National Bankshares Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, related to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., Premier Financial Bancorp, Inc. succeeded to and was substituted for First National Bankshares Corporation as "Guarantor" and pursuant to the Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded and was substituted for Premier Financial Bancorp, Inc. as "Guarantor"
Incorporated herein by reference to Exhibit 4.4 to Peoples' September 30, 2021 Form 10-Q

4.9	Description of Common Shares of Peoples Bancorp Inc.	Filed herewith

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2015 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2012 and ending with the fiscal year ended December 31, 2019]*	Incorporated herein by reference to Exhibit 10.2(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2011 (File No. 0-16772)

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for fiscal year ended December 31, 2020]*	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2019 (File No. 0-16772) ("Peoples' 2019 Form 10-K")

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2021]*	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

10.5	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.6	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.8	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 26, 2018; successor to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

10.9	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 *	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2018 (File No. 0-16772) ("Peoples' September 30, 2018 Form 10-Q")

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2018 Form 10-Q

10.11	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.12	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.13	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)
10.14	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.15	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015 and prior to January 1, 2018*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2015 (File No. 0-16772)

10.16	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.18	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2017 (File No. 0-16772)

10.19	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to Peoples' 2019 Form 10-K

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.21	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form-10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2020 (File No. 0-16772) ("Peoples September 30, 2020 Form 10-Q")

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2020 Form 10-Q

10.23	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to Peoples' September 30, 2020 Form 10-Q

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	March 15, 2022	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director (Principal Executive Officer)	3/15/2022
Charles W. Sulerzyski

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	3/15/2022
Katie Bailey

/s/ TARA M. ABRAHAM*		Director	3/15/2022
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	3/15/2022
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	3/15/2022
George W. Broughton

/s/ DAVID F. DIERKER*		Director	3/15/2022
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	3/15/2022
James S. Huggins

/s/ BROOKE W. JAMES*		Director	3/15/2022
Brooke W. James

/s/ KEVIN R. REEVES*		Director	3/15/2022
Kevin R. Reeves

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	3/15/2022
Susan D. Rector

/s/ DOUGLAS V. REYNOLDS*		Director	3/15/2022
Douglas V. Reynolds

/s/ FRANCES A. SKINNER*		Director	3/15/2022
Frances A. Skinner

/s/ MICHAEL N. VITTORIO*		Director	3/15/2022
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact