Form 10-Q
period 2022-03-31
PEOPLES BANCORP INC
filed 2022-05-06
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,345,281 common shares, without par value, at May 5, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$114,073	$74,354
Interest-bearing deposits in other banks	291,606	341,373
Total cash and cash equivalents	405,679	415,727
Available-for-sale investment securities, at fair value (amortized cost of $1,381,259 at March 31, 2022 and $1,283,146 at December 31, 2021) (a)	1,301,839	1,275,493
Held-to-maturity investment securities, at amortized cost (fair value of $347,978 at March 31, 2022 and $369,955 at December 31, 2021) (a)	384,656	374,129
Other investment securities	41,840	33,987
Total investment securities (a)	1,728,335	1,683,609
Loans and leases, net of deferred fees and costs (b)	4,547,153	4,481,600
Allowance for credit losses	(54,768)	(63,967)
Net loans and leases (c)	4,492,385	4,417,633
Loans held for sale	1,460	3,791
Bank premises and equipment, net of accumulated depreciation	89,886	89,260
Bank owned life insurance	73,789	73,358
Goodwill	303,651	264,193
Other intangible assets	38,214	26,816
Other assets	105,862	89,134
Total assets	$7,239,261	$7,063,521
Liabilities
Deposits:
Non-interest-bearing	$1,666,668	$1,641,422
Interest-bearing	4,336,258	4,221,130
Total deposits	6,002,926	5,862,552
Short-term borrowings	144,275	166,482
Long-term borrowings	201,610	99,475
Accrued expenses and other liabilities	82,110	89,987
Total liabilities	6,430,921	6,218,496
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2022 and at December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,824,684 shares issued at March 31, 2022 and 29,814,401 shares issued at December 31, 2021, including at each date shares held in treasury	684,243	686,282
Retained earnings	220,477	207,076
Accumulated other comprehensive loss, net of deferred income taxes	(62,667)	(11,619)
Treasury stock, at cost, 1,434,441 shares at March 31, 2022 and 1,577,359 shares at December 31, 2021	(33,713)	(36,714)
Total stockholders’ equity	808,340	845,025
Total liabilities and stockholders’ equity	$7,239,261	$7,063,521
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $286, respectively, at March 31, 2022 and $0 and $286, respectively, at December 31, 2021.
(b)    Also referred to throughout this document as "total loans" and "loans held for investment."
(c)    Also referred to throughout this documents as "net loans"

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest income:
Interest and fees on loans and leases	$50,200	$35,737
Interest and dividends on taxable investment securities	6,050	2,574
Interest on tax-exempt investment securities	1,015	611
Other interest income	160	40
Total interest income	57,425	38,962
Interest expense:
Interest on deposits	2,053	2,817
Interest on short-term borrowings	338	100
Interest on long-term borrowings	724	467
Total interest expense	3,115	3,384
Net interest income	54,310	35,578
Recovery of credit losses	(6,807)	(4,749)
Net interest income after recovery of credit losses	61,117	40,327
Non-interest income:
Electronic banking income	5,253	3,911
Insurance income	4,731	5,221
Trust and investment income	4,276	3,845
Deposit account service charges	3,426	1,985
Mortgage banking income	436	1,140
Bank owned life insurance income	431	446
Commercial loan swap fees	168	60
Net loss on asset disposals and other transactions	(127)	(27)
Net gain (loss) on investment securities	130	(336)
Other non-interest income	1,326	658
Total non-interest income	20,050	16,903
Non-interest expense:
Salaries and employee benefit costs	27,729	20,759
Net occupancy and equipment expense	5,088	3,327
Professional fees	3,672	3,468
Data processing and software expense	2,916	2,454
Electronic banking expense	2,759	1,894
Amortization of other intangible assets	1,708	620
FDIC insurance premiums	1,194	463
Marketing expense	995	911
Other loan expenses	832	462
Franchise tax expense	764	855
Communication expense	625	282
Other non-interest expense	3,347	2,492
Total non-interest expense	51,629	37,987
Income before income taxes	29,538	19,243
Income tax expense	5,961	3,780
Net income	$23,577	$15,463
Earnings per common share - basic	$0.84	$0.80
Earnings per common share - diluted	$0.84	$0.79
Weighted-average number of common shares outstanding - basic	28,006,165	19,282,665
Weighted-average number of common shares outstanding - diluted	28,129,131	19,436,311
Cash dividends declared	$10,176	$6,833
Cash dividends declared per common share	$0.36	$0.35

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Net income	$23,577	$15,463
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding loss arising during the period	(71,637)	(12,578)
Related tax benefit	16,448	2,642
Reclassification adjustment for net (loss) gain included in net income	(130)	336
Related tax benefit (expense)	30	(71)
Net effect on other comprehensive loss	(55,289)	(9,671)
Defined benefit plan:
Net (loss) gain arising during the period	(14)	5
Related tax benefit (expense)	3	(1)
Amortization of unrecognized gain and service cost on benefit plans	21	30
Related tax expense	(5)	(7)
Net effect on other comprehensive income	5	27
Cash flow hedges:
Net gain arising during the period	5,456	4,236
Related tax expense	(1,220)	(890)
Net effect on other comprehensive income	4,236	3,346
Total other comprehensive loss, net of tax	(51,048)	(6,298)
Total comprehensive (loss) income	$(27,471)	$9,165

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	23,577	—	—	23,577
Other comprehensive loss, net of tax	—	—	(51,048)	—	(51,048)
Cash dividends declared	—	(10,176)	—	—	(10,176)
Reissuance of treasury stock for common share awards	(3,998)	—	—	3,998	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,230)	(1,230)
Common shares issued under dividend reinvestment plan	305	—	—	—	305
Common shares issued under compensation plan for Boards of Directors	31	—	—	93	124
Common shares issued under employee stock purchase plan	46	—	—	140	186
Stock-based compensation	1,577	—	—	—	1,577
Balance, March 31, 2022	$684,243	$220,477	$(62,667)	$(33,713)	$808,340

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	15,463	—	—	15,463
Other comprehensive loss, net of tax	—	—	(6,298)	—	(6,298)
Cash dividends declared	—	(6,833)	—	—	(6,833)
Reissuance of treasury stock for common share awards	(1,740)	—	—	1,740	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	2	2
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(911)	(911)
Common shares issued under dividend reinvestment plan	288	—	—	—	288
Common shares issued under compensation plan for Boards of Directors	53	—	—	141	194
Common shares issued under employee stock purchase plan	35	—	—	82	117
Stock-based compensation	1,198	—	—	—	1,198
Balance, March 31, 2021	$422,370	$199,321	$(4,962)	$(37,836)	$578,893

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$15,710	$18,322
Investing activities:
Available-for-sale investment securities:
Purchases	(165,305)	(228,162)
Proceeds from sales	4,218	25,015
Proceeds from principal payments, calls and prepayments	60,520	74,377
Held-to-maturity investment securities:
Purchases	(15,463)	(101,177)
Proceeds from principal payments	4,512	1,115
Other investment securities:
Purchases	(8,208)	(282)
Proceeds from sales	237	3,878
Net decrease (increase) in loans held for investment	75,740	(7,749)
Net expenditures for premises and equipment	(2,053)	(311)
Proceeds from sales of other real estate owned	124	—
Business acquisitions, net of cash received	(80,532)	(117,000)
(Investment in) proceeds from limited partnership and tax credit funds	(1,151)	4
Net cash used in investing activities	(127,361)	(350,292)
Financing activities:
Net increase in non-interest-bearing deposits	25,246	208,711
Net increase in interest-bearing deposits	115,255	185,059
Net decrease in short-term borrowings	(27,252)	(5,393)
Payments on long-term borrowings	(260)	(311)
Cash dividends paid	(10,438)	(7,080)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,230)	(911)
Proceeds from issuance of common shares	282	286
Contingent consideration payments made after a business acquisition	—	(116)
Net cash provided by financing activities	101,603	380,245
Net (decrease) increase in cash and cash equivalents	(10,048)	48,275
Cash and cash equivalents at beginning of period	415,727	152,100
Cash and cash equivalents at end of period	$405,679	$200,375

Supplemental cash flow information:
Interest paid	$2,656	$4,199
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	36	—
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	726	53

 See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Peoples' 2021 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2021 Form 10-K, as updated by the information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2022 (this "Form 10-Q").  Management has evaluated all significant events and transactions that occurred after March 31, 2022 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2021, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2021 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2021 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
ASU 2022-01 - Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815). This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The update expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. For entities that have already adopted ASU 2017-12, as Peoples has, the amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in the ASU may also be early adopted, including adoption in any interim period. Peoples is currently evaluating the impact of the amendments in the ASU on Peoples' consolidated financial statements.
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on disclosures to include current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in the ASU may also be early adopted, including adoption in any interim period. Peoples is currently evaluating the impact of the amendments in the ASU on Peoples' consolidated financial statements.
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

Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2021 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2022			December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$167,406	$—	$—	$35,604	$—	$—
U.S. government sponsored agencies	—	80,654	—	—	81,739	—
States and political subdivisions	—	231,644	—	—	259,319	—
Residential mortgage-backed securities	—	753,353	—	—	828,517	—
Commercial mortgage-backed securities	—	58,112	—	—	63,519	—
Bank-issued trust preferred securities	—	10,670	—	—	6,795	—
Total available-for-sale securities	$167,406	$1,134,433	$—	$35,604	$1,239,889	$—
Equity investment securities (a)	145	192	—	160	184	—
Derivative assets (b)	—	11,588	—	—	12,163	—
Liabilities:
Derivative liabilities (c)	$—	$11,150	$—	$—	$17,183	$—
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Equity Investment Securities: The fair values of Peoples' equity investment securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Unaudited Consolidated Balance Sheets at their fair value within other assets, and accrued expenses and other liabilities, respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at March 31, 2022 and December 31, 2021.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2022		December 31, 2021
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral Dependent Loans	$—	$9,395	$—	$430
Loans held for sale (a)	$1,291	$—	$418	$—
Other real estate owned ("OREO")	$—	$35	$—	$87
Servicing rights (b)(c)	$—	$20	$—	$22
(a) Loans held for sale are presented gross of allowance for credit losses of $24 and $0 as of March 31,2022 and December 31,2021, respectively.
(b) Included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) As of March 31, 2022, Peoples recorded a minimal addition to the valuation allowance related to changes in the fair value of servicing rights. Peoples established a valuation allowance on servicing rights of $12 at March 31, 2022 and December 31, 2021. The fair value of the servicing rights was less than the carrying value on 10 year fixed rate loans.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$405,679	$405,679	$415,727	$415,727
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	38,486	34,281	36,431	35,513
States and political subdivisions (a)	2	151,503	133,694	151,688	150,138
Residential mortgage-backed securities	2	115,613	108,199	110,708	110,159
Commercial mortgage-backed securities	2	79,340	71,804	75,588	74,145
Total held-to-maturity securities		384,942	347,978	374,415	369,955
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	17,308	17,308	17,308	17,308
Federal Reserve Bank ("FRB") stock	N/A	21,189	21,189	13,311	13,311
Total other investment securities at cost		38,497	38,497	30,619	30,619
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,222	2,222	2,240	2,240
Other investment securities (c)	2	784	784	784	784
Total other investment securities		41,503	41,503	33,643	33,643
Loans and leases, net of deferred fees and costs (d)	3	4,547,153	4,361,994	4,481,600	4,510,605
Bank owned life insurance	2	73,789	73,789	73,358	73,358
Liabilities:
Deposits	2	$6,002,926	$5,297,652	$5,862,552	$5,546,552
Short-term borrowings	2	144,275	145,091	166,482	164,990
Long-term borrowings	2	201,610	206,652	99,475	101,664
(a) Held-to-maturity investment securities are presented gross of allowance for credit losses of $286 as of March 31, 2022 and December 31, 2021.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at March 31, 2022 and at December 31, 2021, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and cost are presented gross of allowance for credit losses of $54.8 million and $64.0 million, as of March 31, 2022 and December 31, 2021, respectively.

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These financial instruments include cash and cash equivalents, and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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
Loans and Leases, Net of Deferred Fees and Costs: The fair value of portfolio loans and leases assumes sale of the underlying notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held-to-maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans and leases (Level 3). Fair values for loans and leases are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans and leases with similar terms, the credit risk associated with the loans and leases and other market factors, including liquidity.
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value (Level 2). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Deposits: The fair value of fixed-maturity certificates of deposit ("CDs") is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2). Demand and other non-fixed-maturity deposits are estimated using a discounted cash flow calculation based on maturity, attrition and re-pricing assumptions.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Obligations of:
U.S. Treasury and government agencies	$169,331	$1	$(1,926)	$167,406
U.S. government sponsored agencies	87,219	12	(6,577)	80,654
States and political subdivisions	249,884	508	(18,748)	231,644
Residential mortgage-backed securities	800,014	2,192	(48,853)	753,353
Commercial mortgage-backed securities	64,086	1	(5,975)	58,112
Bank-issued trust preferred securities	10,725	170	(225)	10,670
Total available-for-sale securities	$1,381,259	$2,884	$(82,304)	$1,301,839
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$35,609	$12	$(17)	$35,604
U.S. government sponsored agencies	83,019	58	(1,338)	81,739
States and political subdivisions	259,508	3,187	(3,376)	259,319
Residential mortgage-backed securities	833,328	6,565	(11,376)	828,517
Commercial mortgage-backed securities	64,971	42	(1,494)	63,519
Bank-issued trust preferred securities	6,711	215	(131)	6,795
Total available-for-sale securities	$1,283,146	$10,079	$(17,732)	$1,275,493

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Gross gains realized	$146	$339
Gross losses realized	(16)	(675)
Net gain (loss) realized	$130	$(336)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2022
Obligations of:
U.S. Treasury and government agencies	$107,070	$1,926	24	$—	$—	—	$107,070	$1,926
U.S. government sponsored agencies	71,303	5,610	18	7,343	967	2	78,646	6,577
States and political subdivisions	129,520	11,628	102	48,104	7,120	19	177,624	18,748
Residential mortgage-backed securities	632,616	40,240	198	79,024	8,613	20	711,640	48,853
Commercial mortgage-backed securities	39,447	3,665	18	17,882	2,310	6	57,329	5,975
Bank-issued trust preferred securities	4,852	147	2	922	78	1	5,774	225
Total	$984,808	$63,216	362	$153,275	$19,088	48	$1,138,083	$82,304
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$16,914	$17	6	$—	$—	—	$16,914	$17
U.S. government sponsored agencies	72,406	1,192	13	4,854	146	1	77,260	1,338
States and political subdivisions	101,397	2,075	71	30,853	1,301	11	132,250	3,376
Residential mortgage-backed securities	573,139	9,051	113	51,103	2,325	14	624,242	11,376
Commercial mortgage-backed securities	60,134	1,494	21	—	—	—	60,134	1,494
Bank-issued trust preferred securities	2,991	9	1	878	122	1	3,869	131
Total	$826,981	$13,838	225	$87,688	$3,894	27	$914,669	$17,732
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At March 31, 2022, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2022, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2022 and December 31, 2021 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $7.0 million at March 31, 2022 and $5.5 million at December 31, 2021.
At March 31, 2022, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. All three positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-

backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized loss with respect to the one bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2022 were attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2022.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$169,331	$—	$—	$169,331
U.S. government sponsored agencies	2,404	9,704	66,801	8,310	87,219
States and political subdivisions	4,827	33,985	69,174	141,898	249,884
Residential mortgage-backed securities	45	3,113	63,424	733,432	800,014
Commercial mortgage-backed securities	1,043	916	36,333	25,794	64,086
Bank-issued trust preferred securities	—	4,225	6,500	—	10,725
Total available-for-sale securities	$8,319	$221,274	$242,232	$909,434	$1,381,259
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$167,406	$—	$—	$167,406
U.S. government sponsored agencies	2,407	9,386	61,518	7,343	80,654
States and political subdivisions	4,841	33,447	65,666	127,690	231,644
Residential mortgage-backed securities	45	3,084	60,633	689,591	753,353
Commercial mortgage-backed securities	1,043	893	33,214	22,962	58,112
Bank-issued trust preferred securities	—	4,388	6,282	—	10,670
Total available-for-sale securities	$8,336	$218,604	$227,313	$847,586	$1,301,839
Total weighted-average yield	2.07%	1.91%	1.52%	1.75%	1.74%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Obligations of:
U.S. government sponsored agencies	$38,486	$—	$—	$(4,205)	$34,281
States and political subdivisions	151,503	(286)	228	(17,751)	133,694
Residential mortgage-backed securities	115,613	—	13	(7,427)	108,199
Commercial mortgage-backed securities	79,340	—	10	(7,546)	71,804
Total held-to-maturity securities	$384,942	$(286)	$251	$(36,929)	$347,978
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$36,431	$—	$86	$(1,004)	$35,513
States and political subdivisions	151,688	(286)	1,006	(2,270)	150,138
Residential mortgage-backed securities	110,708	—	370	(919)	110,159
Commercial mortgage-backed securities	75,588	—	182	(1,625)	74,145
Total held-to-maturity securities	$374,415	$(286)	$1,644	$(5,818)	$369,955
There were no sales of held-to-maturity securities for either of the three months ended March 31, 2022 or 2021.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of states and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. Peoples recorded $286,000 of allowance for credit losses for held-to-maturity securities at each of March 31, 2022, and December 31, 2021.

The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2022
Obligations of:
U.S. government sponsored agencies	$11,406	$757	4	22,875	3,448	5	$34,281	$4,205
States and political subdivisions	100,780	12,979	62	29,521	4,772	9	130,301	17,751
Residential mortgage-backed securities	104,302	7,427	22	—	—	—	104,302	7,427
Commercial mortgage-backed securities	58,933	6,128	25	6,976	1,418	1	65,909	7,546
Total	$275,421	$27,291	113	$59,372	$9,638	15	$334,793	$36,929
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$17,328	$504	6	14,635	500	2	$31,963	$1,004
States and political subdivisions	61,954	1,041	34	27,328	1,229	6	89,282	2,270
Residential mortgage-backed securities	88,937	919	17	—	—	—	88,937	919
Commercial mortgage-backed securities	67,338	1,625	21	—	—	—	67,338	1,625
Total	$235,557	$4,089	78	$41,963	$1,729	8	$277,520	$5,818
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2022.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 22.9% and 22.3% for the periods ending March 31, 2022 and December 31, 2021, respectively.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$6,537	$2,173	$29,776	$38,486
States and political subdivisions	—	5,204	6,104	140,195	151,503
Residential mortgage-backed securities	—	1,550	—	114,063	115,613
Commercial mortgage-backed securities	342	3,138	20,504	55,356	79,340
Total held-to-maturity securities	$342	$16,429	$28,781	$339,390	$384,942
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$6,194	$2,026	$26,061	$34,281
States and political subdivisions	—	5,158	5,589	122,947	133,694
Residential mortgage-backed securities	—	1,561	—	106,638	108,199
Commercial mortgage-backed securities	342	3,147	19,035	49,280	71,804
Total held-to-maturity securities	$342	$16,060	$26,650	$304,926	$347,978
Total weighted-average yield	2.16%	1.80%	1.87%	2.02%	2.00%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2022	December 31, 2021
FHLB stock	$17,308	$17,308
FRB stock	21,189	13,311
Nonqualified deferred compensation	2,222	2,240
Equity investment securities	337	344
Other investment securities	784	784
Total other investment securities	$41,840	$33,987
During the three months ended March 31, 2022, Peoples purchased $7.9 million of FRB stock as requested by the FRB as a result of the Premier acquisition.
During the three months ended March 31, 2022 and 2021, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized loss of $7,000 and an unrealized gain of $31,000.
At March 31, 2022, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2022	December 31, 2021

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$835,391	$795,496
Held-to-maturity	275,525	160,643
Securing collateral for cash flow hedge swaps:
Available-for-sale	5,711	18,208
Held-to-maturity	—	9,936
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	5,686	6,504
Held-to-maturity	543	549

Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' footprint. Peoples also originates insurance premium finance loans and leases nationwide through its Peoples Premium Finance and North Star Leasing divisions, and Vantage Financial, LLC ("Vantage") subsidiary, respectively. Loans and leases throughout this document are referred to as "total loans" and "loans held for investment".

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Construction	$238,305	$210,232
Commercial real estate, other	1,457,232	1,550,081
Commercial and industrial	887,151	891,392
Premium finance	145,813	136,136
Leases	267,068	122,508
Residential real estate	756,429	771,718
Home equity lines of credit	162,288	163,593
Consumer, indirect	524,778	530,532
Consumer, direct	107,390	104,652
Deposit account overdrafts	699	756
Total loans, at amortized cost	$4,547,153	$4,481,600

On March 7, 2022, Peoples completed the acquisition of Vantage, which included $140.3 million of leases. During the first quarter of 2022, Peoples experienced elevated levels of payoffs and amortization of previously-acquired loans, which partially offset loan growth.
Peoples is a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender. At March 31, 2022, the PPP loans had an amortized cost of $41.9 million, and were included in the commercial and industrial loan balances. As of March 31, 2022, deferred loan origination fees, net of deferred origination costs, totaled $1.0 million for PPP loans. During the first quarter of 2022, Peoples recorded amortization of net deferred loan origination fees of $1.2 million on PPP loans compared to $4.7 million for the first quarter of 2021. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in "Net interest income".
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $11.2 million at March 31, 2022 and $12.0 million at December 31, 2021.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing were as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$6	$—	$6	$90
Commercial real estate, other	14,942	603	17,067	689
Commercial and industrial	3,393	53	3,572	1,139
Premium finance	—	613	—	865
Leases	1,731	3,921	1,581	—
Residential real estate	9,135	677	9,647	805
Home equity lines of credit	937	75	1,039	50
Consumer, indirect	1,628	17	1,574	—
Consumer, direct	231	—	279	85
Total loans, at amortized cost	$32,003	$5,959	$34,765	$3,723
(a) There were $3.0 million of nonaccrual loans for which there was no allowance for credit losses at March 31, 2022 and $2.6 million at December 31, 2021.
During the first three months of 2022, nonaccrual loans declined compared to December 31, 2021, which was due to the payoff of one commercial relationship, coupled with other smaller reductions. The increase in accruing loans 90+ days past due, compared to December 31, 2021, was the result of the additional leases acquired from Vantage, the majority of which related to in-process renewals. As of March 31, 2022, the short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers, Peoples had made were insignificant. Under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made in accordance with the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due at March 31, 2022.
The amount of interest income recognized on loans past due 90 days or more during the three months ended March 31, 2022 was $0.3 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2022
Construction	$—	$50	$—	$50	$238,255	$238,305
Commercial real estate, other	1,348	402	11,607	13,357	1,443,875	1,457,232
Commercial and industrial	2,195	344	2,528	5,067	882,084	887,151
Premium finance	488	396	613	1,497	144,316	145,813
Leases	691	2,097	4,318	7,106	259,962	267,068
Residential real estate	7,594	1,408	4,827	13,829	742,600	756,429
Home equity lines of credit	1,305	178	576	2,059	160,229	162,288
Consumer, indirect	3,432	648	537	4,617	520,161	524,778
Consumer, direct	243	27	110	380	107,010	107,390
Deposit account overdrafts	—	—	—	—	699	699
Total loans, at amortized cost	$17,296	$5,550	$25,116	$47,962	$4,499,191	$4,547,153

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2021
Construction	$658	$—	$90	$748	$209,484	$210,232
Commercial real estate, other	2,891	1,600	12,561	17,052	1,533,029	1,550,081
Commercial and industrial	1,132	1,278	3,595	6,005	885,387	891,392
Premium finance	751	266	865	1,882	134,254	136,136
Leases	426	247	1,581	2,254	120,254	122,508
Residential real estate	8,276	2,241	5,188	15,705	756,013	771,718
Home equity lines of credit	1,137	619	625	2,381	161,212	163,593
Consumer, indirect	4,220	895	615	5,730	524,802	530,532
Consumer, direct	457	135	200	792	103,860	104,652
Deposit account overdrafts	—	—	—	—	756	756
Total loans, at amortized cost	$19,948	$7,281	$25,320	$52,549	$4,429,051	$4,481,600
Delinquency trends remained stable, as 98.9% of Peoples' loan portfolio was considered “current” at March 31, 2022, compared to 98.8% at December 31, 2021.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Loans pledged to FHLB	$778,724	$769,863
Loans pledged to FRB	354,788	294,728
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2021 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, including loans acquired from Premier Financial Bancorp, Inc. ("Premier"), is as follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at March 31, 2022:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans		Total Loans
Construction
Pass	$10,938	$103,230	$82,437	$28,828	$1,505	$3,778	$2,230	$8,303	$232,946
Special mention	—	290	—	—	735	2,088	—	—	3,113
Substandard	—	—	—	936	74	1,236	—	—	2,246
Total	10,938	103,520	82,437	29,764	2,314	7,102	2,230	8,303	238,305
Commercial real estate, other
Pass	41,514	233,605	237,601	211,205	123,682	474,266	22,142	5,788	1,344,015
Special mention	—	369	2,990	7,204	3,803	29,427	—	47	43,793
Substandard	—	685	1,790	1,548	692	64,160	363	34	69,238
Doubtful	—	—	—	—	—	170	—	—	170
Loss	—	—	—	—	—	16	—	—	16
Total	41,514	234,659	242,381	219,957	128,177	568,039	22,505	5,869	1,457,232
Commercial and industrial
Pass	42,086	244,652	102,825	83,851	51,733	123,134	185,861	14,262	834,142
Special mention	—	80	11,521	2,765	2,135	5,348	11,783	8	33,632
Substandard	50	452	1,757	2,357	1,303	8,431	3,646	354	17,996
Doubtful	—	—	—	—	—	1,120	261	100	1,381
Total	42,136	245,184	116,103	88,973	55,171	138,033	201,551	14,724	887,151
Premium finance
Pass	78,071	67,706	—	36	—	—	—	—	145,813
Total	78,071	67,706	—	36	—	—	—	—	145,813
Leases
Pass	37,400	120,040	57,017	31,453	8,625	2,978		—	257,513
Special mention	29	5,084	143	191	92	—			5,539
Substandard	249	2,154	475	597	536	5			4,016
Total	37,678	127,278	57,635	32,241	9,253	2,983	—	—	267,068

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans		Total Loans
Residential real estate
Pass	25,271	143,964	67,907	48,501	32,489	421,537	—	—	739,669
Substandard	—	—	—	—	—	16,569	—	—	16,569
Loss	—	—	—	—	—	191	—	—	191
Total	25,271	143,964	67,907	48,501	32,489	438,297	—	—	756,429
Home equity lines of credit
Pass	7,216	36,184	21,568	17,212	15,275	63,211	1,622	3,705	162,288
Total	7,216	36,184	21,568	17,212	15,275	63,211	1,622	3,705	162,288
Consumer, indirect
Pass	54,119	206,803	144,551	55,214	39,004	25,087	—	—	524,778
Total	54,119	206,803	144,551	55,214	39,004	25,087	—	—	524,778
Consumer, direct
Pass	16,378	42,203	23,228	11,259	6,952	7,370	—	—	107,390
Total	16,378	42,203	23,228	11,259	6,952	7,370	—	—	107,390
Deposit account overdrafts	699	—	—	—	—	—	—	—	699
Total loans, at amortized cost	$314,020	$1,207,501	$755,810	$503,157	$288,635	$1,250,122	$227,908	$32,601	$4,547,153
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at December 31, 2021:

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
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Construction	$1,279	$1,291
Commercial real estate, other	12,333	37,220
Commercial and industrial	3,139	8,340
Residential real estate	2,007	2,877
Home equity lines of credit	388	391
Total collateral dependent loans	$19,146	$50,119
The decrease in collateral dependent loans at March 31, 2022, compared to December 31, 2021, was primarily due to three large commercial relationships that were no longer considered collateral dependent at March 31, 2022.

Troubled Debt Restructurings
The following tables summarize the loans that were modified as TDRs during the three months ended March 31:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
March 31, 2022
Construction	1	$344	$344	$343
Commercial real estate, other	1	102	102	102
Commercial and industrial	1	4	4	4
Residential real estate	10	493	502	501
Home equity lines of credit	1	22	22	21
Consumer, indirect	10	106	106	105
Consumer, direct	2	14	14	14
Consumer	12	120	120	119
Total	26	$1,085	$1,094	$1,090

March 31, 2021
Construction	1	$344	$344	$344
Residential real estate	3	170	174	172
Home equity lines of credit	1	46	46	46
Consumer, indirect	4	78	78	78
Consumer, direct	3	18	18	18
Consumer	7	96	96	96
Total	12	$656	$660	$658
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Three Months Ended
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
Peoples did not have any loans that were modified as a TDR during the first three months ended March 31, 2022 or March 31, 2021 that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

Peoples had no commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three months ended March 31, 2022 and March 31, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2022
Construction	$2,999	$—	$(268)	$—	$—	$2,731
Commercial real estate, other	29,147	(217)	(7,646)	(278)	49	21,055
Commercial and industrial	11,063	(165)	(325)	(463)	4	10,114
Premium finance	379	—	(20)	(14)	—	345
Leases	4,797	132	1,243	(473)	176	5,875
Residential real estate	7,233	(521)	78	(309)	14	6,495
Home equity lines of credit	2,005	(11)	(113)	(16)	29	1,894
Consumer, indirect	5,326	(41)	186	(385)	86	5,172
Consumer, direct	961	—	200	(136)	11	1,036
Deposit account overdrafts	57	—	199	(259)	54	51
Total	$63,967	$(823)	$(6,466)	$(2,333)	$423	$54,768
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2020	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2021
Construction	$1,887	$(1,058)	$—	$—	$829
Commercial real estate, other	17,536	455	(157)	—	17,834
Commercial and industrial	12,763	(2,362)	(293)	—	10,108
Premium finance	1,095	81	(16)	—	1,160
Residential real estate	6,044	(991)	(133)	15	4,935
Home equity lines of credit	1,860	(358)	(12)	4	1,494
Consumer, indirect	8,030	(108)	(505)	105	7,522
Consumer, direct	1,081	(101)	(36)	26	970
Deposit account overdrafts	63	31	(103)	54	45
Total	$50,359	$(4,411)	$(1,255)	$204	$44,897
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
During the first quarter of 2022, Peoples recorded a recovery of credit losses of $6.8 million driven by a continued improvement in economic factors and changes in loss drivers used in the CECL model. Leases designated as purchased-credit deteriorated ("PCD") acquired from Vantage increased the allowance for credit losses by $132,000. Net charge-offs for the first quarter of 2022 were $1.9 million, and included charge-offs of two commercial and industrial loans aggregating $0.7 million.
At March 31, 2022, Peoples had recorded an allowance for unfunded commitments of $2.2 million, a decrease compared to $2.5 million at December 31, 2021. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Recovery of credit losses" line of the Unaudited Consolidated Statements of Operations.

Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Goodwill, beginning of year	$264,193	$171,260
Goodwill recorded from acquisitions	39,458	92,933
Goodwill, end of period	$303,651	$264,193
Peoples Bank entered into an Asset Purchase Agreement, dated March 7, 2022 with Vantage, at which point Vantage became a legal subsidiary of Peoples Bank. In the current quarter, Peoples preliminarily recorded $40.4 million of goodwill related to this acquisition, which was offset by adjustments to Premier's goodwill balance during the measurement period. On April 1, 2021, Peoples recorded $24.7 million of goodwill related to the acquisition of NS Leasing, LLC ("NSL"). On May 4, 2021, Peoples Insurance recorded $46,000 of goodwill from the acquisition of an insurance agency. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples preliminarily recorded $67.2 million of goodwill. For additional information on these acquisitions, refer to "Note 13 Acquisitions."
Other Intangible Assets
Other intangible assets were comprised of the following at end of period, March 31, 2022, and end of year, December 31, 2021:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
March 31, 2022
Gross intangibles	$26,467	$25,174	$51,641
Intangibles recorded from acquisitions (a)	—	11,990	11,990
Accumulated amortization	(19,464)	(10,561)	(30,025)
Total acquisition-related intangibles	$7,003	$26,603	$33,606
Servicing rights			2,117
Indefinite-lived intangibles (b)			2,491
Total other intangibles			$38,214
December 31, 2021
Gross intangibles	$22,233	$12,495	$34,728
Intangibles recorded from acquisitions (c)	4,233	13,014	17,247
Accumulated amortization	(19,048)	(9,603)	(28,651)
Total acquisition-related intangibles	$7,418	$15,906	$23,324
Servicing rights			2,218
Indefinite-lived intangibles (d)			1,274
Total other intangibles			$26,816
(a) Customer Relationship intangible assets included $1.2 million of non-compete intangible assets related to the Vantage acquisition.
(b) Included $1.2 million of trade name intangible assets related to the Vantage acquisition and $1.3 million of trade name intangible assets related to the NSL acquisition.
(c) Customer Relationship intangible assets consisted of $0.3 million of non-compete intangible assets related to the NSL acquisition.
(d) Included $1.3 million of trade name intangible assets related to the NSL acquisition.

Other intangible assets preliminarily recorded for the three months ended March 31, 2022 included $10.8 million of customer relationship intangible assets, $1.2 million of trade name intangible assets, and $1.2 million of non-compete intangible assets related to the Vantage acquisition.
Other intangible assets recorded in 2021 included $12.7 million of customer relationship intangible assets related to the NSL acquisition, $4.2 million of core deposit intangible assets related to the Premier merger, and $0.3 million of non-compete intangible assets, and $1.3 million of trade name intangible assets, both related to the NSL acquisition. Refer to "Note 13 Acquisitions" for additional information.
The following table details estimated aggregate future amortization of other intangible assets at March 31, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2022	$1,204	$4,558	$5,762
2023	1,257	5,888	7,145
2024	1,058	5,014	6,072
2025	891	3,944	4,835
2026	731	2,803	3,534
Thereafter	1,862	4,396	6,258
Total	$7,003	$26,603	$33,606
The weighted average amortization period of other intangible assets is 9.8 years.
Servicing Rights
The following is an analysis of activity of servicing rights for the periods ended March 31, 2022 and December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Balance, beginning of year	$2,218	$2,486
Amortization	(167)	(775)
Servicing rights originated	66	519
Valuation allowance	—	(12)
Balance, end of period	$2,117	$2,218
Peoples accounts for its servicing rights under the amortization method, recognizing a valuation allowance when amortized cost exceeds fair value. As of March 31, 2022, Peoples recorded a minimal addition to the valuation allowance related to changes in the fair value of servicing rights. During 2021, Peoples recorded a valuation allowance of $12,000 related to the decrease in the fair value of servicing rights.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the periods ended March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Minimum	Maximum	Minimum	Maximum
Discount rates	8.5%	11.0%	8.3%	10.8%
Prepayment speeds	12.6%	22.7%	8.9%	27.1%
The fair value of servicing rights was $3.0 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Retail CDs:
$100 or more	$305,357	$320,574
Less than $100	307,579	323,185
Retail CDs	612,936	643,759
Interest-bearing deposit accounts	1,179,199	1,167,460
Savings accounts	1,065,678	1,036,738
Money market deposit accounts	656,266	651,169
Governmental deposit accounts	734,784	617,259
Brokered deposit accounts (a)	87,395	104,745
Total interest-bearing deposits	4,336,258	4,221,130
Non-interest-bearing deposits	1,666,668	1,641,422
Total deposits	$6,002,926	$5,862,552

Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $118.1 million and $121.3 million at March 31, 2022 and December 31, 2021, respectively.
The contractual maturities of retail CDs, brokered CDs and demand deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining nine months ending December 31, 2022 (a)	$366,748	$86,901	$453,649
Year ending December 31, 2023	121,358	494	121,852
Year ending December 31, 2024	69,069	—	69,069
Year ending December 31, 2025	25,252	—	25,252
Year ending December 31, 2026	26,079	—	26,079
Thereafter	4,430	—	4,430
Total CDs	$612,936	$87,395	$700,331
(a) Brokered deposit accounts include $85.0 million of brokered demand deposits.
At March 31, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were funded by brokered demand and savings deposits. Brokered demand deposits hedged by interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2022:

	Common Shares	Treasury Stock
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Release of restricted common shares	—	35,474
Cancellation of restricted common shares	—	1,377
Grant of restricted common shares	—	(171,499)
Grant of unrestricted common shares	—	(700)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	2,203
Common shares issued under dividend reinvestment plan	10,283	—
Common shares issued under compensation plan for Boards of Directors	—	(3,964)
Common shares issued under employee stock purchase plan	—	(5,809)
Shares at March 31, 2022	29,824,684	1,434,441
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At March 31, 2022, Peoples had not repurchased any common shares under the share repurchase program authorized on January 28, 2021.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2022, Peoples had no preferred shares issued or outstanding.
On April 25, 2022, Peoples' Board of Directors declared a quarterly cash dividend of $0.38 per common share, payable on May 23, 2022, to shareholders of record on May 9, 2022. The following table details the cash dividends declared per common share during the two quarters of 2022 and the comparable periods of 2021:

	2022	2021
First quarter	$0.36	$0.35
Second quarter	0.38	0.36
Total dividends declared	$0.74	$0.71
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the three months ended March 31, 2022:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(100)	—	—	(100)
Other comprehensive (loss) income, net of reclassifications and tax	(55,189)	5	4,236	(50,948)
Balance, March 31, 2022	$(61,235)	$(1,876)	$444	$(62,667)

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
The expected long-term rate of return on plan assets, which was determined as of January 1, 2022, is 7.0%. The following table details the components of the net periodic cost for the plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Interest cost	$66	$67
Expected return on plan assets	(168)	(174)
Amortization of net loss	20	31
Settlement of benefit obligation	—	—
Net periodic income	$(82)	$(76)
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
Peoples did not record a settlement charge for the three months ended March 31, 2022 or March 31, 2021 under the noncontributory defined benefit pension plan.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2022	2021
Net income available to common shareholders	$23,577	$15,463
Less: Dividends paid on unvested common shares	(48)	(54)
Add: Undistributed loss allocated to unvested common shares	(21)	(15)
Net earnings allocated to common shareholders	$23,508	$15,394

Weighted-average common shares outstanding	28,006,165	19,282,665
Effect of potentially dilutive common shares	122,966	153,646
Total weighted-average diluted common shares outstanding	28,129,131	19,436,311

Earnings per common share:
Basic	$0.84	$0.80
Diluted	$0.84	$0.79
Anti-dilutive common shares excluded from calculation:
Restricted common shares	—	—
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At March 31, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and 90-day FHLB Advances, which will continue to be rolled through the life of the swaps. At March 31, 2022, the interest rate swaps were designated as cash flow hedges of $85.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps were designated as cash flow hedges of 90-day FHLB Advances.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended March 31, 2022, and March 31, 2021, Peoples had reclassifications of losses to earnings of $0.6 million and $0.8 million, respectively. During the next twelve months, based on interest rates, yield curves, and notional amounts, Peoples estimates that approximately $1.0 million of AOCI will be reclassified to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Notional amount	$125,000	$125,000
Weighted average pay rates	2.26%	2.26%
Weighted average receive rates	2.35%	1.1%
Weighted average maturity	3.3 years	3.6 years
Pre-tax unrealized gain (losses) included in AOCI	$577	$(4,879)
The following table presents net gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Amount of gains recognized in AOCI, pre-tax	$5,456	$4,236
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$75,000	$1,319	$—	$—
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$50,000	$881	$125,000	$5,020
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months ended March 31, 2022 and as of or for the year ended December 31, 2021.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$422,015	$10,269	$419,733	$12,163
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$422,015	$10,269	$419,733	$12,163
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At March 31, 2022 and December 31, 2021, Peoples had zero cash pledged, while the counterparties had no amount of cash pledged at either date. Peoples had pledged $5.7 million and $28.1 million in investment securities at March 31, 2022 and December 31, 2021, respectively.
Note 11 Stock-Based Compensation

Under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 891,340.  The maximum number of common shares that can be issued for incentive stock options is 500,000 common shares.  Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. Additionally, in 2021, Peoples granted unrestricted common shares to non-employee directors (in addition to their directors' fees paid in common shares). In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2022, Peoples granted an aggregate of 154,645 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2022:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	88,922	$25.44	247,346	$32.19
Awarded	16,854	31.44	154,645	32.21
Released	—	—	(100,091)	32.20
Forfeited	—	—	(1,377)	32.28
Outstanding at March 31, 2022	105,776	$26.39	300,523	$32.19
For the three months ended March 31, 2022, the total intrinsic value for restricted common shares released was $3.3 million compared to $2.4 million for the three months ended March 31, 2021.
Stock-Based Compensation
Peoples recognizes stock-based compensation, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted and unrestricted common shares, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. For performance unit awards, Peoples recognizes stock-based compensation over the performance period, based on the portion of the awards that was expected to vest based on the expected level of achievement of the two performance goals. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples' common shares at a discount of 15%. The following table summarizes the amount of stock-based compensation expense and related tax benefit recognized for each period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Employee stock-based compensation expense:
Stock grant expense	$1,577	$1,198
Employee stock purchase plan expense	28	17
Total employee stock-based compensation expense	1,605	1,215
Non-employee director stock-based compensation expense	124	195
Total stock-based compensation expense	1,729	1,410
Recognized tax benefit	(396)	(296)
Net stock-based compensation expense	$1,333	$1,114
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the three months ended March 31, 2022 and 2021. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $5.3 million at March 31, 2022, which will be recognized over a weighted-average period of 2.3 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,313	$3,177
Fees related to third-party administration services (a)	72	94
Performance-based commissions (b)	1,346	1,950
Trust and investment income (a)	4,276	3,845
Electronic banking income:
Interchange income (a)	4,113	3,046
Promotional and usage income (a)	1,140	865
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,311	810
Transactional-based fees (b)	2,115	1,175
Commercial loan swap fees (b)	168	60
Other non-interest income transactional-based fees (b)	257	144
Total revenue from contracts with customers	$18,111	$15,166
Timing of revenue recognition:
Services transferred over time	$14,225	$11,837
Services transferred at a point in time	3,886	3,329
Total revenue from contracts with customers	$18,111	$15,166
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
The following table details the changes in Peoples' contract assets and contract liabilities for the three-month period ended March 31, 2022:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2022	$743	$4,811
Additional income receivable	74	—
Recognition of income previously deferred	—	(349)
Balance, March 31, 2022	$817	$4,462

Note 13 Acquisitions

Vantage Financial, LLC
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage Financial, LLC (“Vantage”), a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage's lease business, including $140.2 million in leases and certain third-party debt in the amount of $107.4 million. Under the terms of the agreement, Peoples Bank paid cash consideration of $54.0 million, and also repaid $28.9 million in recourse debt on behalf of Vantage, for total consideration of $82.9 million. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide-array of industries.
Peoples recorded acquisition-related expenses related to the Vantage acquisition, which included $0.8 million in professional fees.
The following table provides the preliminary purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values. Peoples recorded the estimates of fair value based on initial valuations available at March 7, 2022. Due to the timing of the transaction closing date and the filing date for this Form 10-Q, these estimated fair values were considered preliminary as of March 31, 2022, and are subject to adjustment for up to one year after March 7, 2022. Valuations subject to change include leases, other intangible assets and borrowings.

(Dollars in thousands)	Fair Value
Total Purchase Price	$82,893
Net assets at fair value
Assets
Cash and due from banks	$1,444
Leases	140,346
Allowance for credit losses	(132)
Net leases	140,214
Bank premises and equipment	1,926
Other intangible assets	13,207
Other assets	1,603
Total assets	$158,394
Liabilities
Borrowings	$107,409
Accrued expenses and other liabilities	$8,479
Total liabilities	$115,888
Net assets	$42,506
Goodwill	$40,387
The goodwill recorded in connection with the Vantage acquisition is related to expected synergies to be gained from the combination of Vantage with Peoples' operations. The employees retained from the Vantage acquisition should allow Peoples to continue to grow the lease portfolio, along with Peoples' resources, and should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill.
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
Peoples recorded acquisition-related expenses related to the Premier merger during the first quarter of 2022 of $137,000.
Peoples recorded the estimate of fair value based on initial valuations available at September 17, 2021, and has revised fair values of the acquired assets and liabilities in the periods since based on subsequent information obtained where those facts and circumstances existed as of the acquisition date. The estimates of fair value are subject to adjustment for up to one year after September 17, 2021. Valuations subject to change include loans and deferred tax assets and liabilities.
The following table provides the preliminary purchase price calculation as of the date of the merger with Premier, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Premier common shares		14,811,200
Number of common shares of Peoples issued for each common share of Premier		0.58
Price per Peoples common share, based at closing date		$30.49
Common share consideration		261,899
Cash paid in lieu of fractional common shares		25
Total consideration		$261,924
Net assets at fair value
Assets
Cash and due from banks		$248,360
Interest-bearing deposits in other banks		1,025
Total cash and cash equivalents		249,385
Available-for-sale investment securities		551,953
Other investment securities		4,159
Total investment securities		556,112
Loans:
Construction	97,262	96,025
Commercial real estate, other	544,950	534,850
Commercial and industrial	132,293	132,083
Residential real estate	332,269	331,552
Home equity lines of credit	46,969	45,910
Consumer	20,961	21,513
Total loans	1,174,704	1,161,933
Allowance for credit losses (on PCD loans)		(15,988)
Net loans		1,145,945
Bank premises and equipment		30,098
Other intangible assets		4,233
OREO		11,081
Other assets		27,067
Total assets		$2,023,921
Liabilities
Deposits:
Non-interest-bearing		$733,157
Interest-bearing		1,018,387
Total deposits		1,751,544
Short-term borrowings		63,807
Long-term borrowings		6,070
Accrued expenses and other liabilities		7,813
Total liabilities		1,829,234
Net assets		194,687
Goodwill		$67,237

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended March 31, 2022, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at March 31, 2022:

(Dollars in thousands)	Change in fair value
Net assets
Net loans	$(1,198)
Other assets	268
Change in goodwill	$(930)
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

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated loans
Construction	$20,143	$(2,005)	$(214)	$17,924
Commercial real estate, other	97,991	(9,286)	(2,112)	86,593
Commercial and industrial	11,285	(3,883)	210	7,612
Residential real estate	18,001	(685)	(250)	17,066
Home equity lines of credit	1,291	(55)	(72)	1,164
Consumer	929	(74)	37	892
Fair value	$149,640	$(15,988)	$(2,401)	$131,251
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
NS Leasing, LLC
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 with NS Leasing, LLC, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total cash consideration of $116.5 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangibles of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction. Peoples also recorded and paid an earn-out provision of approximately $3.0 million. As of March 31, 2022, leases had grown to $136.6 million. Peoples accounted for this transaction as a business combination under the acquisition method.
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
The following table provides the purchase price calculation as of the date of acquisition for NSL and the assets acquired and liabilities assumed at their recorded fair values.

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
Peoples recorded acquisition-related expenses related to the NSL acquisition during the first quarter of 2022, which included $89,000 in professional fees.

Note 14 Leases

Peoples has elected certain practical expedients, in accordance with Accounting Standards Codification 842 - Leases ("ASC 842"). As a lessor, Peoples has made an accounting policy election to exclude from consideration in the contract, and from variable payments not included in the consideration in the contract, all sales and other similar taxes assessed. Peoples has also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
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
Peoples began originating leases with the acquisition of leases from NSL in the second quarter of 2021, and expanded its lease portfolio with the acquisition of Vantage in the current quarter. The leases acquired from NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. The leases acquired from Vantage were determined to be either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, healthcare, manufacturing, office, restaurant, information technology and other equipment. These leases include estimated residual value, which are assessed for impairment as part of the allowance for credit losses. Other non-interest income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

Three Months Ended
(Dollars in thousands)	March 31, 2022
Interest and fees on leases (a)	$6,102
Other non-interest income	775
Total lease income	$6,877
(a)Included in "Interest and fees on loans and leases" on the Unaudited Consolidated Statements of Operations.
For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed
Consolidated Financial Statements.

The following table summarizes the net investments in leases, which are included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2022
Lease payments receivable, at amortized cost	$290,903
Estimated residual values	21,018
Initial direct costs	1,728
Deferred revenue	(46,581)
Total leases, at amortized cost	267,068
Allowance for credit losses - leases	(5,875)
Net investment in leases	$261,193
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2022	$56,604
Year ending December 31, 2023	68,183
Year ending December 31, 2024	71,616
Year ending December 31, 2025	53,443
Year ending December 31, 2026	30,780
Thereafter	10,277
Lease payments receivable, at amortized cost	$290,903
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  At March 31, 2022, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have a ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Operating lease expense	$603	$330
Short-term lease expense	168	72
Total lease expense	$771	$402
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	March 31, 2022	December 31, 2021
ROU assets:
Other assets	$7,606	$7,911
Lease liabilities:
Accrued expenses and other liabilities	$8,363	$8,674
Other information:
Weighted-average remaining lease term	8.5 years	9.5 years
Weighted-average discount rate	2.15%	2.36%
During the three months ended March 31, 2022 and March 31, 2021, Peoples paid cash of $590,000 and $320,000, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2022	$2,090
Year ending December 31, 2023	1,985
Year ending December 31, 2024	1,184
Year ending December 31, 2025	723
Year ending December 31, 2026	553
Thereafter	3,376
Total undiscounted lease payments	$9,911
Imputed interest	$(1,548)
Total lease liabilities	$8,363

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months ended March 31, 2022 and March 31, 2021. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
Certain statements in this Form 10-Q, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by the fact they are not historical facts and include words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "will likely," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," "continue," "remain," and similar expressions.
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
(1)the ever-changing effects of the global COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), the availability, effectiveness and acceptance of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the recently-completed merger with Premier and the recently-completed acquisitions of NSL and Vantage, and the expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
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
(14)the replacement of the London Interbank Offered Rate ("LIBOR") with other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(29)Peoples' ability to integrate the NSL and Vantage acquisitions, and the merger of Premier into Peoples, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(30)the risk that expected revenue synergies and cost savings from the merger of Peoples and Premier may not be fully realized or realized within the expected time frame;
(31)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(32)the effect of a fall in stock market prices on the asset and wealth management business;
(33)Peoples' continued ability to grow deposits;
(34)the impact of future governmental and regulatory actions upon Peoples' participation in and execution of government programs related to the COVID-19 pandemic;

(35)uncertainty regarding the impact of the current U.S. presidential administration and Congress on the regulatory landscape, capital markets, elevated government debt, potential changes in tax legislation that may increase tax rates and the response to and management of the COVID-19 pandemic, infrastructure spending and social programs; and,
(36)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website.

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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2021 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples Insurance Agency, LLC ("Peoples Insurance") also offers a complete array of insurance products, commercial leasing and premium financing solutions, and makes available custom-tailored fiduciary, employee benefit plan and asset management services.  Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.   Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division, and lease financing through its North Star Leasing division since April 1, 2021, and as of March 7, 2022 through Vantage, a subsidiary of Peoples Bank. As of March 31, 2022, Peoples has 136 locations, including 119 full-service bank branches in Ohio, West Virginia, Kentucky, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant account policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at March 31, 2022, which have been updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q, and should be read in conjunction with the policies disclosed in Peoples’ 2021 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite Agency, Inc. ("Elite"), pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $3.8 million.

◦On March 7, 2022, Peoples completed its acquisition of Vantage pursuant to an Asset Purchase Agreement, dated February 16, 2022, in which Peoples Bank purchased 100% of the equity of Vantage. Peoples Bank acquired assets comprising Vantage's lease business, including $140.2 million in leases and certain third-party debt in the amount of $107.4 million. Peoples paid total consideration of $82.9 million. Based in Excelsior, Minnesota, Vantage offers mid-ticket equipment leases primarily for business essential information technology equipment across a wide-array of industries. Peoples recorded preliminary goodwill in the amount of $40.4 million and preliminary other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction. .
◦On September 17, 2021, Peoples completed its merger with Premier, in which Peoples acquired, in an all-stock merger, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021 ("Merger Agreement"), Premier merged with and into Peoples (the “Merger”), and Premier Bank and Citizens subsequently merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.2 billion in loans, $1.8 billion in deposits and recorded preliminary goodwill of $67.2 million and other intangible assets of $4.2 million in connection with the Merger on September 17, 2021.
◦On May 4, 2021, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 to be paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000, related to this transaction.
◦On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC ("NSL") pursuant to an Asset Purchase Agreement, dated March 24, 2021 in which Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus a potential earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangibles of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦Peoples began originating loans during the second quarter of 2020, and continued to originate loans during the first five months of 2021 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). As of March 31, 2022, Peoples had $41.9 million aggregate principal amount in PPP loans outstanding (including $15.0 million acquired in the merger with Premier), which were included in commercial and industrial loan balances, compared to $87.1 million (including $23.4 million acquired in the merger with Premier) at December 31, 2021. Peoples recognized interest income of $1.2 million for deferred loan fees/costs and $154,000 of interest income on PPP loans during the first quarter of 2022, compared to $1.8 million and $282,000, respectively, for the fourth quarter of 2021, and $4.7 million and $0.9 million, respectively, for the first quarter of 2021.
◦During the first quarter of 2022, Peoples recorded a recovery of credit losses of $6.8 million, compared to $6.6 million in the linked quarter and $4.7 million in the first quarter of 2021. The release of credit losses for these periods was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. For more information, please refer to the section titled "RESULTS OF OPERATIONS - (Recovery of) Provision for Credit Losses" found later in this discussion.
◦During the first quarter of 2022, Peoples incurred $1.4 million of acquisition-related expenses, compared to $0.9 million in the fourth quarter of 2021 and $1.9 million in the first quarter of 2021. The acquisition-related expenses in 2022 were primarily related to the Vantage acquisition, while the 2021 expenses were primarily related to the NSL acquisition and the Premier merger.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve Board first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020, then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate until March 16, 2022. The Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, and has stated it anticipates continuing to raise rates throughout 2022.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.

EXECUTIVE SUMMARY
Peoples reported net income of $23.6 million for the first quarter of 2022, representing income per diluted common share of $0.84. In comparison, Peoples recognized earnings per diluted common share of $0.98 for the fourth quarter of 2021, and earnings per diluted common share of $0.79 for the first quarter of 2021. Non-core items, and the related tax effect of each, in net income primarily included acquisition-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.04 for the first quarter of 2022, $0.02 for the fourth quarter of 2021, and $0.13 for the first quarter of 2021.
Net interest income was $54.3 million for the first quarter of 2022, a decrease of $0.4 million, or 1%, compared to the linked quarter. Net interest margin was 3.41% for the first quarter of 2022, compared to 3.37% for the linked quarter. The decrease in net interest income was driven primarily by higher funding costs resulting from the Vantage acquisition, partially offset by accretion income recognized on the commercial real estate portfolio. Net interest income and net interest margin both continue to be impacted by the excess liquidity environment present in the financial services sector since the beginning of the COVID-19 pandemic by way of increased low yielding cash reserves. The impact of the recent increase in the Federal Reserve benchmark interest rate was not meaningful for the current quarter given the proximity of its timing to quarter-end. Net interest income for the first quarter of 2022 increased $18.7 million, or 53%, compared to the first quarter of 2021. Net interest margin increased 15 basis points compared to 3.26% for the first quarter of 2021. The increase in net interest income compared to the first quarter of 2021 was driven by lower funding costs, which were primarily attributable to deposits acquired from Premier.
Accretion income, net of amortization expense, from acquisitions was $2.7 million for the first quarter of 2022, $1.0 million for the fourth quarter of 2021 and $0.4 million for the first quarter of 2021, which added 17 basis points, 6 basis points and 4 basis points, respectively, to net interest margin. Accretion income for the current quarter was driven by payoffs on several large commercial loans.
The recovery of credit losses was $6.8 million for the first quarter of 2022, compared to $6.6 million for the linked quarter and $4.7 million for the first quarter of 2021. The changes in the recovery of credit losses compared to the linked quarter and prior year quarter were primarily due to continued improvement in economic factors and changes in loss drivers used in the CECL model. Net charge-offs for the first quarter of 2022 were $1.9 million, or 0.17% of average total loans annualized, compared to net charge-offs of $1.3 million, or 0.11% of average total loans annualized, for the linked quarter and net charge-offs of $1.1 million, or 0.13% of average total loans annualized, for the first quarter of 2021. Net charge-offs for the first quarter of 2022 included two commercial and industrial loans aggregating $0.7 million. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Total non-interest income, excluding net gains and losses, for the first quarter of 2022 was up $1.0 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was the result of higher insurance income, which included annual performance-based insurance commissions of $1.3 million that are recognized in the first quarter of each year, offset partially by a decline in mortgage banking income. Compared to the first quarter of 2021, non-interest income, excluding net gains and losses, increased $2.8 million. Deposit account service charges increased $1.4 million and electronic banking income increased $1.3 million. The increase in deposit account service charges was primarily attributable to overdraft and NSF fees driven higher by a larger customer base following the merger with Premier. Electronic banking income increased in the first quarter of 2022 due to an increase in interchange income earned from customers' debit card usage, driven partially by customers added in the Premier merger.
Total non-interest expense was up $3.6 million, or 8%, for the three months ended March 31, 2022, compared to the linked quarter. The increase in total non-interest expense for the first quarter of 2022 was attributable to increases in salaries and employee benefit costs, professional fees and FDIC insurance premiums. The increase in salaries and employee benefit costs was driven by merit increases, employer contributions to health savings accounts, stock-based compensation expense and higher payroll taxes, which are generally higher in the first quarter. Total non-interest expense in the first quarter of 2022 also contained non-core expenses, including acquisition-related expenses of $1.4 million. During the fourth quarter of 2021, non-core expenses included acquisition-related expenses of $0.9 million. Compared to the first quarter of 2021, total non-interest expense increased $13.6 million, or 36%, primarily due to an increase in salaries and employee benefit costs of $7.0 million, an increase in net occupancy and equipment costs of $1.8 million, an increase in amortization of intangible assets of $1.1 million, and an increase in the FDIC insurance premiums of $1.0 million. Those increases were primarily the result of the acquisitions of Premier and NSL. During the first quarter of 2021, non-core expenses included acquisition-related expenses of $1.9 million and a contribution to the Peoples Bank Foundation, Inc. of $0.5 million.
The efficiency ratio for the first quarter of 2022 was 66.8%, compared to 62.7% for the linked quarter, and 70.4% for the first quarter of 2021. The change in the efficiency ratio compared to the linked quarter was primarily due to the increases in salaries and employee benefit costs, professional fees and the FDIC insurance premiums mentioned above. The efficiency ratio, adjusted for non-core items, was 64.8% for the first quarter of 2022, compared to 61.5% for the linked quarter and 65.2% for the first quarter of 2021. The efficiency ratio is typically higher in the first quarter of the year driven by the aforementioned salaries and employee benefit costs, and specifically by higher payroll taxes, employer contributions to health savings accounts and stock-based compensation expenses for certain employees. Peoples continues to focus on controlling expenses, while recognizing some necessary costs in order to continue growing the business.

Peoples recorded income tax expense of $6.0 million for the first quarter of 2022, compared to income tax expense of $5.4 million for the linked quarter and $3.8 million for the first quarter of 2021. The increase in income tax expense for the first quarter of 2022, compared to the linked quarter, was due to an increase in Peoples' effective tax rate. The increase for the three months ended March 31, 2022, compared to the three months ended March 30, 2021, was largely driven by higher pre-tax income.
At March 31, 2022, total assets were $7.24 billion, compared to $7.06 billion at December 31, 2021 and $5.14 billion at March 31, 2021. The growth in total assets of 2% compared to December 31, 2021 was largely attributable to the Vantage acquisition, which added $140.2 million in leases as of the acquisition date. The 41% increase compared to March 31, 2021 was driven primarily by $1.1 billion of loans and $0.6 billion of investment securities added in the Premier merger as of the merger date, along with leases acquired from North Star and Vantage totaling $223.2 million, both as of the acquisition date. The allowance for credit losses at March 31, 2022 decreased to $54.8 million, or 1.20% of total loans, compared to $64.0 million and 1.43%, respectively, at December 31, 2021, and $44.9 million and 1.32%, respectively, at March 31, 2021.
Total liabilities were $6.43 billion at March 31, 2022, up from $6.22 billion at December 31, 2021 and $4.56 billion at March 31, 2021. The increase in total liabilities compared to December 31, 2021 was primarily due to seasonal growth in governmental deposits of $117.5 million, and $107.4 million of long-term borrowings assumed from Vantage. Also contributing to the increase compared to March 31, 2021 was $1.75 billion in deposits acquired from Premier.
At March 31, 2022, total stockholders' equity was $808.3 million, a decrease of $36.7 million compared to December 31, 2021. The decrease in total stockholders' equity reflected an other comprehensive loss of $51.0 million and dividends paid during the quarter of $10.2 million, partially offset by net income for the quarter of $23.3 million. Total stockholders' equity at March 31, 2022 increased $229.2 million, or 40%, compared to March 31, 2021, which was mainly due to common shares issued for the acquisition of Premier and $55.7 million in net income during the prior twelve-month period, offset by an increase in accumulated other comprehensive loss of $57.7 million and dividends paid of $34.5 million.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 22.9%.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Net interest income	$54,310	$54,737	$35,578
Taxable equivalent adjustment	391	379	257
Fully tax-equivalent net interest income	$54,701	$55,116	$35,835

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$332,098	$160	0.20%	$350,692	$138	0.16%	$146,957	$40	0.11%
Investment securities (a)(b):
Taxable	1,465,998	6,096	1.66%	1,466,423	5,583	1.52%	833,769	2,620	1.26%
Nontaxable	204,381	1,316	2.58%	203,034	1,291	2.54%	106,698	773	2.90%
Total investment securities	1,670,379	7,412	1.78%	1,669,457	6,874	1.65%	940,467	3,393	1.44%
Loans (b)(c):
Construction	225,676	2,155	3.82%	200,009	1,961	3.84%	114,204	994	3.48%
Commercial real estate, other	1,362,434	14,782	4.34%	1,450,566	15,370	4.15%	879,335	8,602	3.91%
Commercial and industrial	888,598	8,023	3.61%	865,519	8,548	3.86%	941,625	10,592	4.50%
Premium finance	132,758	1,164	3.51%	134,023	1,735	5.07%	107,390	1,297	4.83%
Leases	162,277	6,102	15.04%	112,694	4,547	15.79%	—	—	—%
Residential real estate (d)	913,730	9,766	4.28%	925,316	9,937	4.30%	614,692	6,672	4.34%
Home equity lines of credit	163,339	1,612	4.00%	164,851	1,772	4.26%	121,864	1,187	3.95%
Consumer, indirect	523,770	5,045	3.91%	539,176	5,455	4.01%	509,845	5,203	4.14%
Consumer, direct	106,298	1,595	6.09%	107,780	1,605	5.91%	79,022	1,239	6.36%
Total loans	4,478,880	50,244	4.50%	4,499,934	50,930	4.46%	3,367,977	35,786	4.26%
Allowance for credit losses	(61,947)			(75,488)			(49,854)
Net loans	4,416,933	50,244	4.56%	4,424,446	50,930	4.53%	3,318,123	35,786	4.33%
Total earning assets	6,419,410	57,816	3.61%	6,444,595	57,942	3.55%	4,405,547	39,219	3.57%
Goodwill and other intangible assets	304,124			298,276			184,253
Other assets	344,282			356,004			322,276
Total assets	$7,067,816			$7,098,875			$4,912,076
Interest-bearing deposits:
Savings accounts	$1,050,813	$34	0.01%	$1,021,821	$33	0.01%	$646,750	$35	0.02%
Governmental deposit accounts	670,419	447	0.27%	648,013	433	0.27%	429,503	594	0.56%
Interest-bearing demand accounts	1,171,266	92	0.03%	1,159,995	98	0.03%	700,160	65	0.04%
Money market accounts	650,272	97	0.06%	637,681	96	0.06%	564,836	132	0.09%
Retail certificates of deposit (e)	626,978	871	0.56%	665,513	898	0.54%	439,819	1,123	1.04%
Brokered deposits (e)	91,531	512	2.27%	105,364	571	2.15%	175,326	868	2.01%
Total interest-bearing deposits	4,261,279	2,053	0.20%	4,238,387	2,129	0.20%	2,956,394	2,817	0.39%
Borrowed funds:
Short-term FHLB advances	55,000	313	2.31%	64,461	228	1.40%	20,000	88	1.78%
Repurchase agreements and other	99,346	25	0.10%	116,887	30	0.10%	51,089	12	0.09%
Total short-term borrowings	154,346	338	0.89%	181,348	258	0.56%	71,089	100	0.57%
Long-term FHLB advances	85,653	306	1.45%	85,991	314	1.45%	102,753	390	1.54%
Other borrowings	43,445	418	3.85%	13,631	125	3.59%	7,631	77	4.04%
Total long-term borrowings	129,098	724	2.26%	99,622	439	1.75%	110,384	467	1.71%
Total borrowed funds	283,444	1,062	1.51%	280,970	697	0.99%	181,473	567	1.26%
Total interest-bearing liabilities	4,544,723	3,115	0.28%	4,519,357	2,826	0.25%	3,137,867	3,384	0.44%
Non-interest-bearing deposits	1,606,665			1,642,577			1,110,993
Other liabilities	81,676			100,144			85,628
Total liabilities	6,233,064			6,262,078			4,334,488
Total stockholders’ equity	834,752			836,797			577,588
Total liabilities and stockholders’ equity	$7,067,816			$7,098,875			$4,912,076
Interest rate spread (b)		$54,701	3.33%		$55,116	3.30%		$35,835	3.13%
Net interest margin (b)			3.41%			3.37%			3.26%

(a)Average balances are based on carrying value.

(b)Interest income and yields are presented on a fully tax-equivalent basis, a blended federal and state corporate income tax rate of 22.9%.
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
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, which included; (i) Vantage on March 7, 2022, which added to average lease and borrowed funds balances; (ii) Premier on September 17, 2021, which added to average short-term investments, average total investment securities, average total loans and average total deposits; and (iii) NSL on April 1, 2021, which added to average lease balances. Peoples has maintained high cash balances in recent periods due to an influx of deposits, coupled with PPP proceeds.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2022 Compared to
(Dollars in thousands)	December 31, 2021			March 31, 2021
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$60	$(38)	$22	$43	$77	$120
Investment Securities (b):
Taxable	521	(8)	513	1,042	2,434	3,476
Nontaxable	15	10	25	(555)	1,098	543
Total investment income	536	2	538	487	3,532	4,019
Loans (b):
Construction	(59)	253	194	105	1,056	1,161
Commercial real estate, other	2,918	(3,506)	(588)	1,024	5,156	6,180
Commercial and industrial	(1,641)	1,116	(525)	(1,999)	(570)	(2,569)
Premium finance	(554)	(17)	(571)	(1,388)	1,255	(133)
Leases	(1,369)	2,924	1,555	—	6,102	6,102
Residential real estate	(47)	(124)	(171)	(699)	3,793	3,094
Home equity lines of credit	(139)	(21)	(160)	16	409	425
Consumer, indirect	(198)	(212)	(410)	(882)	724	(158)
Consumer, direct	114	(124)	(10)	(345)	701	356
Total loan income	(975)	289	(686)	(4,168)	18,626	14,458
Total interest income	$(379)	$253	$(126)	$(3,638)	$22,235	$18,597
INTEREST EXPENSE:
Deposits:
Savings accounts	$(2)	$3	$1	$(70)	$69	$(1)
Governmental deposit accounts	5	9	14	(1,368)	1,221	(147)
Interest-bearing demand accounts	(12)	6	(6)	(62)	89	27
Money market accounts	—	1	1	(139)	104	(35)
Retail certificates of deposit	183	(210)	(27)	(2,135)	1,883	(252)
Brokered deposits	158	(217)	(59)	643	(999)	(356)
Total deposit cost	332	(408)	(76)	(3,131)	2,367	(764)
Borrowed funds:
Short-term borrowings	289	(209)	80	33	205	238
Long-term borrowings	7	278	285	(46)	303	257
Total borrowed funds cost	296	69	365	(13)	508	495
Total interest expense	628	(339)	289	(3,144)	2,875	(269)
Fully tax-equivalent net interest income	$(1,007)	$592	$(415)	$(494)	$19,360	$18,866
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis a blended federal and state corporate income tax rate of 22.9%.
Net interest income declined by 1% compared to the linked quarter, and was driven lower by higher funding costs, which were due to the borrowings associated with the Vantage acquisition, which were partially offset by accretion income recognized on the commercial real estate loan portfolio. Net interest margin increased 4 basis points for the first quarter of 2022, compared to the fourth quarter of 2021, and was driven by higher investment securities and loan yields, which were tempered by increased funding costs. Net interest income and net interest margin both have been negatively impacted by the excess liquidity environment present in the financial services sector since the beginning of the COVID-19 pandemic by way of increased low yielding cash reserves. Peoples recognized interest income on deferred loan fees/costs of $1.2 million, $1.8 million and $4.7 million during the first quarter of 2022 and the fourth and first quarters of 2021, respectively, along with $154,000, $282,000, and $0.8 million of interest earned on PPP loans, respectively. The recent increase in the Federal Reserve benchmark interest rate did not have a meaningful impact during the first quarter of 2021, given the proximity of its timing to quarter-end.

Compared to the first quarter of 2021, net interest income increased 53%, and was driven by the Vantage and NSL acquisitions, and the Premier merger coupled with organic growth. Net interest margin expanded by 15 basis points and was primarily due to the leasing portfolio, which added 24 basis points to net interest margin, coupled with lower funding costs.
Accretion income, net of amortization expense, from acquisitions was $2.7 million for the first quarter of 2022, $1.0 million for the linked quarter and $0.4 million for the first quarter of 2021, which added 17 basis points, 6 basis points and 4 basis points, respectively, to net interest margin. PPP income added $1.4 million for the first quarter of 2022, $2.1 million for the linked quarter and $5.6 million for the first quarter of 2021, which added 5 basis points, 6 basis points and 28 basis points, respectively, to net interest margin.
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
Recovery of Credit Losses
The following table details Peoples’ (recovery of) provision for credit losses:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Recovery of other credit losses	$(7,006)	$(6,786)	$(4,780)
Provision for checking account overdraft credit losses	199	184	31
Recovery of credit losses	$(6,807)	$(6,602)	$(4,749)
As a percentage of average total loans (a)	(0.62)%	(0.58)%	(0.57)%
(a) Presented on an annualized basis.
The (recovery of) provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. For the first quarter of 2022, the recovery of credit losses was related to an improvement in the economic forecast, along with payoffs of several loans during the quarter, which were partially offset by $387,000 for the establishment of an allowance for credit losses for the non-purchased credit deteriorated leases from the Vantage acquisition.
The recovery of credit losses during the fourth quarter of 2021 was a result of the sale of acquired Premier loans, which reduced the required allowance for credit losses, coupled with improvements in the economic forecast. The recovery of credit losses during the first quarter of 2021 was also driven by improvements in the economic forecast compared to the prior period.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”
Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and gains for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Net gain (loss) on investment securities	$130	$(158)	$(336)
Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(22)	$(31)	$(27)
Net (loss) gain on OREO	(1)	80	—
Net (loss) gain on other transactions	(104)	903	—
Net (loss) gain on asset disposals and other transactions	$(127)	$952	$(27)
For the first three months of 2022, Peoples sold several investment securities, resulting a net gain on investment securities, which was offset by a net loss on other transactions primarily driven by an adjustment to the gain on sale of loans recognized in the fourth quarter of 2022, and was driven by changes to the acquisition-date fair value of Premier loans acquired that were subsequently sold.
During the first and fourth quarters of 2021, Peoples recognized net losses on investment securities in order to reinvest proceeds into higher yielding investment securities. During the fourth quarter of 2021, the net gain on other transactions was driven by the sale of $59.8 million of predominantly purchased credit deteriorated loans acquired in the Premier merger ($52.9 million of which were criticized or classified) primarily in the hospitality industry. Peoples recognized a gain of $897,000 related to the discount recorded on those loans when they were acquired from Premier.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 27% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the three months ended March 31, 2022, compared to 26% for the linked quarter and 33% for the first quarter of 2021. The decline in this ratio compared to the first quarter of 2021 was driven by the recent merger with Premier and acquisition of NSL, which increased net interest income.
For the first quarter of 2022, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
E-banking income	$5,253	$5,355	$3,911
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income declined slightly from the linked quarter, driven by a seasonal decrease typically experienced in the first quarter compared to the fourth quarter; however, it grew 34% compared to the first quarter of 2021. This increase was driven by the addition of the Premier customers during the third quarter of 2021, coupled with increased usage of debit cards by customers.
The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Property and casualty insurance commissions	$2,862	$2,836	$2,755
Performance-based commissions	1,346	—	1,950
Life and health insurance commissions	452	379	421
Other fees and charges	72	114	95
Insurance income	$4,732	$3,329	$5,221
During the first quarter of 2022, Peoples' insurance income grew 42%. This increase was mostly due to the recognition of $1.3 million of performance-based insurance commissions, which are annual in nature and typically occur in the first quarter of each year. Compared to the first quarter of 2021, insurance income declined 9% and was driven by lower performance-based commissions, which are unpredictable, and are related to how much loss is incurred within underlying policies and the overall performance of the insurance carriers.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Fiduciary income	$1,965	$1,989	$1,902
Brokerage income	1,649	1,559	1,337
Employee benefit fees	662	686	606
Trust and investment income	$4,276	$4,234	$3,845
Fiduciary income and brokerage income are mostly driven by the values of assets under administration and management, which were relatively stable compared to the linked quarter. An improvement in the values of assets under administration and management, coupled with new accounts added, contributed to the growth in trust and investment income compared to the first quarter of 2021.
The following table details Peoples' assets under administration and management:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
(Dollars in thousands)
Trust	$1,927,828	$2,009.871	$1,937.123	$1,963,884	$1,916,892
Brokerage	1,152,530	1,183.927	1,133.668	1,119,247	1,071,126
Total	$3,080,358	$3,193.798	$3,070,791	$3,083,131	$2,988,018
Quarterly average	$3,106,021	$3,126.398	$3,077.554	$3,051,027	$2,927,458
The slight decline in assets under administration and management at March 31, 2022, compared to year-end, was driven by a decrease in market values during the first quarter of 2022 as the market became more volatile. The improvement compared to March 31, 2021 was mostly due to new accounts added, as well as a recovery in market values from earlier in the COVID-19 pandemic.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,902	$2,099	$997
Account maintenance fees	1,311	1,210	810
Other fees and charges	213	256	178
Deposit account service charges	$3,426	$3,565	$1,985
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges decreased 4% compared to the linked quarter, as increases in account maintenance fees were more than offset by reductions in overdraft and non-sufficient funds fees. Compared to the first quarter of 2021, deposit account service charges increased 73%, resulting from the additional customers associated with the Premier acquisition, coupled with increased customer activity in recent quarters, compared to the very low levels of early 2021 associated with fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Mortgage banking income	436	713	1,140
Bank owned life insurance income	431	438	446
Commercial loan swap fees	168	349	60
Other non-interest income	1,326	1,039	658
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined during the first quarter of 2022, compared to the linked quarter and the first quarter of 2021, as refinancing activity slowed and there was a lower volume of new loan originations due to the lack of inventory of homes for sale.
In the first quarter of 2022, Peoples sold $7.2 million in loans to the secondary market with servicing retained and $7.9 million in loans with servicing released compared to $13.7 million and $9.7 million, respectively, for the fourth quarter of 2021, and $17.2 million and $9.6 million, respectively, for the first quarter of 2021.
Bank owned life insurance income was relatively flat for the first quarter of 2022, fourth quarter of 2021 and first quarter of 2021, as there had been no changes to the underlying assets compared to prior periods.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. Commercial loan swap fees declined compared to the fourth quarter of 2021, mainly due to one large swap entered into during the fourth quarter of 2021. Commercial loan swap fees were higher during the first quarter of 2022, compared to the first quarter of 2021, and was the result of increased volume of customer activity.

Other non-interest income increased 28% compared to the linked quarter, and was driven by higher fee income associated with the leasing division, which grew $198,000. Compared to the first quarter of 2021, other non-interest income doubled, and was related to $775,000 of fee income from the leasing division.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Base salaries and wages	$17,676	$16,876	$12,765
Sales-based and incentive compensation	3,636	4,634	3,428
Employee benefits	3,621	2,753	2,898
Payroll taxes and other employment costs	2,091	1,940	1,493
Stock-based compensation	1,605	1,078	1,215
Deferred personnel costs	(900)	(945)	(1,040)
Salaries and employee benefit costs	$27,729	$26,337	$20,759
Full-time equivalent employees:
Actual at end of period	1,245	1,188	887
Average during the period	1,215	1,185	891
Base salaries and wages increased 5% compared to the linked quarter and increased 38% compared to the first quarter of 2021. The increase for the first quarter of 2022 compared to the linked quarter was driven by the annual merit increases. The key driver of the increase compared to the first quarter of 2021was the additional salaries associated with Premier and NSL.
The decrease in sales-based and incentive compensation for the first quarter of 2022 compared to the linked quarter was primarily due to overall company performance measures used in calculating incentive awards.
The increase in employee benefits for first quarter of 2022, compared to the linked quarter, was primarily due to annual contributions to employee health benefit accounts which resulted in expense of $620,000. These contributions occur primary in the first quarter of each year. The increase in employee benefits compared to the first quarter of 2021 was due to higher medical costs with the addition of the Premier and NSL employees.
The increase in payroll taxes and other employment costs compared to the first quarter of 2021, was primarily related to higher base salaries and wages, coupled with the additional associates of Premier and NSL.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the first quarter of 2022 increased $528,000 compared to the linked quarter, which included expense related to stock grants of retirement eligible individuals and the annual vesting of prior stock grants.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The decrease in deferred personnel costs compared to the first quarter of 2021 was primarily due to a reduction in loan origination volume as Peoples originated PPP loans during the first quarter of 2021.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Depreciation	$1,823	$2,009	$1,371
Repairs and maintenance costs	1,378	1,108	943
Net rent expense	685	630	340
Property taxes, utilities and other costs	1,202	1,004	673
Net occupancy and equipment expense	$5,088	$4,751	$3,327
Depreciation on capitalized assets declined compared to the linked quarter as a result of certain capitalized assets and improvements reaching the end of their depreciable lives. For the first quarter of 2022, compared to the fourth quarter of 2021, repairs and maintenance costs grew as Peoples' experienced increased costs across its footprint, which was partially due to higher snow removal costs. Compared to the first quarter of 2021, net occupancy and equipment expense increased 53% and was driven by the additional geographic locations from recent acquisitions.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Professional fees	$3,672	$2,324	$3,468
Data processing and software expense	2,916	3,148	2,454
E-banking expense	2,759	2,879	1,894
Amortization of other intangible assets	1,708	1,508	620
FDIC insurance premiums	1,194	380	463
Marketing expense	995	848	911
Other loan expenses	832	558	462
Franchise tax expense	764	870	855
Communication expense	625	578	282
Other non-interest expense	3,347	3,811	2,492
Professional fees increased $1.3 million from the linked quarter primarily due to higher exam and audit fees, coupled with investment banking fees and other acquisition-related expenses related to the purchase of Vantage. Peoples also recorded a benefit of $603,000 for a true-up of expense related to contact negotiations during the fourth quarter of 2021. Professional fees included acquisition-related expenses of $1.0 million for the first quarter of 2022, $917,000 for the fourth quarter of 2021, and $1.9 million for the first quarter of 2021.
Data processing and software expense declined 7% compared to the linked quarter, and was up 19% compared to the first quarter of 2021. The decline compared to the linked quarter was related to a negotiated reduction in costs from Peoples' core provider. The increase compared to the first quarter of 2021 was due to software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
E-banking expense declined compared to the linked quarter, and is directly correlated to e-banking income, which experienced a seasonal decline compared to the fourth quarter of 2021. Compared to the first quarter of 2021, e-banking expense grew 46%, as customer activity increased and there was a higher number of accounts related to the Premier merger.
Amortization of other intangible assets is associated with acquisition-related activity, and grew 13% compared to the linked quarter, as Peoples completed the Vantage acquisition. Compared to the first quarter of 2021, amortization of other intangible assets increased $1.1 million as Peoples merged with Premier, and acquired NSL and Vantage on April 1, 2021, September 17, 2021 and March 7, 2022, respectively.
Peoples' FDIC insurance premiums increased compared to the linked quarter and first quarter of 2021, as Peoples recorded the increased premiums after the acquisition of Premier. Peoples also recorded an adjustment to FDIC insurance premiums during the first quarter of 2022 related to the fourth quarter of 2021, based on an invoice received during the first quarter of 2022.
Marketing expense grew 17% compared to the linked quarter and 9% compared to the first quarter of 2021. The increase was mainly due to higher media advertising expenses and donations compared to prior periods, which are seasonally higher in the first quarter.

Other loan expenses increased $274,000 compared to the linked quarter and were driven by higher commercial loan expenses. Compared to the first quarter of 2021, other loan expenses grew $370,000 and were mostly related to higher residential real estate loan expenses.
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
Communications expense increased 8% compared to the linked quarter and was up $343,000 compared to the first quarter of 2021. The increase compared to the linked quarter was due to a credit received from a communications provider during the fourth quarter of 2021. The growth compared to the first quarter of 2021 was due to upgraded networking to certain branches (including new branches acquired from Premier coupled with the addition of the NSL location acquired) and increased costs compared to the prior periods among certain vendors that provide communication services.
Other non-interest expense declined 12% compared to the linked quarter and was impacted by lower travel and entertainment expense, coupled with lower postage costs. Compared to the first quarter of 2021, other non-interest expense grew 34% as Peoples recognized higher ongoing costs after its recent acquisitions, mostly due to increased postage, travel and entertainment, insurance and supplies expense.
Income Tax Expense
Peoples recorded an income tax expense of $6.0 million for the first quarter of 2022, compared to income tax expense of $5.4 million for the linked quarter and income tax expense of $3.8 million for the first quarter of 2021. The increase in income tax expense for the first quarter of 2022, compared to the linked quarter, was due to an increase in Peoples' effective tax rate. The increase in income tax expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was largely driven by higher pre-tax income.
Additional information regarding income taxes can be found in "Note 13 Income Taxes" of the Notes to the Condensed Consolidated Financial Statements included in Peoples' 2021 Form 10-K.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$29,538	$33,163	$19,243
Add: loss on OREO	1	—	—
Add: loss on investment securities	—	158	336
Add: loss on other assets	22	31	27
Add: loss on other transactions	104	—	—
Less: gain on OREO	—	80	—
Less: recovery of credit losses	6,807	6,602	4,749
Less: gain on investment securities	130	—	—
Less: gain on other transactions	—	903	—
Pre-provision net revenue	$22,728	$25,767	$14,857

Total average assets	$7,067,816	$7,098,875	$4,912,076
Pre-provision net revenue to total average assets (annualized)	1.30%	1.44%	1.23%
Weighted-average common shares outstanding - diluted	28,129,131	28,114,980	19,436,311
Pre-provision net revenue per common share - diluted	$0.81	$0.92	$0.76
The decline in PPNR compared to the linked quarter was driven by increased total non-interest expense from higher salaries and employee benefit costs, professional fees and FDIC insurance premiums. The PPNR grew compared to the first quarter of 2021 and was mostly due to the impact of the Premier merger and Vantage and NSL acquisitions improving net interest income, coupled with higher non-interest income.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, contract negotiation benefits, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$51,629	$47,991	$37,987
Less: acquisition-related expenses	1,373	903	1,911
Less: severance expenses	—	16	49
Less: COVID-19-related expenses	94	565	292
Less: Peoples Bank Foundation, Inc. contribution	—	—	500
Add: contract negotiation benefits	—	603	—
Core non-interest expense	$50,162	$47,110	$35,235
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$51,629	$47,991	$37,987
Less: amortization of other intangible assets	1,708	1,508	620
Adjusted total non-interest expense	49,921	46,483	37,367
Total non-interest income	20,050	19,815	16,903
Less: net gain (loss) on investment securities	130	(158)	(336)
Less: net (loss) gain on asset disposals and other transactions	(127)	952	(27)
Total non-interest income excluding net gains and losses	20,047	19,021	17,266
Net interest income	54,310	54,737	35,578
Add: fully tax-equivalent adjustment (a)	391	379	257
Net interest income on a fully tax-equivalent basis	54,701	55,116	35,835
Adjusted revenue	$74,748	$74,137	$53,101
Efficiency ratio	66.79%	62.70%	70.37%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$50,162	$47,110	$35,235
Less: amortization of other intangible assets	1,708	1,508	620
Adjusted core non-interest expense	48,454	45,602	34,615
Core non-interest income excluding net gains and losses	20,047	19,021	17,266
Net interest income on a fully tax-equivalent basis	54,701	55,116	35,835
Adjusted revenue	$74,748	$74,137	$53,101
Efficiency ratio adjusted for non-core items	64.82%	61.51%	65.19%
(a) Based on a tax rate of 22.9% for period ending March, 31, 2022, 22.3% for period ending December 31, 2021, and 21.0% for period ending March 31, 2021.
The efficiency ratio for the first quarter of 2022 increased compared to the linked quarter, as growth in salaries and employee benefit costs, professional fees and FDIC insurance premiums resulted in higher total non-interest expense. The efficiency ratio, adjusted for non-core items, also grew and was attributable to the items previously mentioned. Additionally, compared to the first quarter of 2021, the efficiency ratio and adjusted efficiency ratio, both declined due to improvements in net interest income from the recent acquisitions, coupled with higher non-interest income, outpacing increases in total non-interest expense.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, contract negotiation benefits, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$23,577	$27,747	$15,463
Add: net loss on investment securities	—	158	336
Less: tax effect of net loss on investment securities (a)	—	33	71
Less: net gain on investment securities	130	—	—
Add: tax effect of net gain on investment securities (a)	27	—	—
Add: net loss on asset disposals and other transactions	127	—	27
Less: tax effect of net loss on asset disposals and other transactions (a)	27	—	6
Less: net gain on asset disposals and other transactions	—	953	—
Add: tax effect of net loss on asset disposals and other transactions (a)	—	200	—
Add: acquisition-related expenses	1,373	903	1,911
Less: tax effect of acquisition-related expenses (a)	288	190	401
Add: severance expenses	—	16	49
Less: tax effect of severance expenses (a)	—	3	10
Add: COVID-19-related expenses	94	565	292
Less: tax effect of COVID-19-related expenses (a)	20	119	61
Add: Peoples Bank Foundation, Inc. contribution	—	—	500
Less: tax effect of Peoples Bank Foundation, Inc. contribution (a)	—	—	105
Less: refund of contract negotiation benefits	—	603	—
Add: tax effect of refund of contract negotiation fees (a)	—	127	—
Net income adjusted for non-core items (after tax)	$24,733	$27,815	$17,924
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$95,618	$110,083	$62,711
Annualized net income adjusted for non-core items (after tax)	$100,306	$110,353	$72,692
Return on average assets:
Annualized net income	$95,618	$110,083	$62,711
Total average assets	7,067,816	7,098,875	4,912,076
Return on average assets	1.35%	1.55%	1.28%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$100,306	$110,353	$72,692
Total average assets	7,067,816	7,098,875	4,912,076
Return on average assets adjusted for non-core items	1.42%	1.55%	1.48%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets declined compared to the linked quarter, and was primarily due to higher total non-interest expense from increased salaries and employee benefit costs, professional fees and FDIC insurance premiums. The increase in return on average assets for the first quarter of 2022, compared to the first quarter of 2021, was attributable to higher net interest income and non-interest income, which were driven by the recent acquisitions. At the same time, the decline in return on average assets, adjusted for non-core items, was due to the improvement in annualized net income, adjusted for non-core items, not outpacing the higher average total assets.
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

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$23,577	$27,747	$15,463
Add: amortization of other intangible assets	1,708	1,508	620
Less: tax effect of amortization of other intangible assets (a)	359	317	130
Net income excluding amortization of other intangible assets	$24,926	$28,938	$15,953
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$95,618	$110,083	$62,711
Annualized net income excluding amortization of other intangible assets	$101,089	$114,808	$64,698
Average tangible equity:
Total average stockholders' equity	$834,752	$836,797	$577,588
Less: average goodwill and other intangible assets	304,124	298,276	184,253
Average tangible equity	$530,628	$538,521	$393,335
Return on average stockholders' equity ratio:
Annualized net income	$95,618	$110,083	$62,711
Average stockholders' equity	$834,752	$836,797	$577,588
Return on average stockholders' equity	11.45%	13.16%	10.86%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$101,089	$114,808	$64,698
Average tangible equity	$530,628	$538,521	$393,335
Return on average tangible equity	19.05%	21.32%	16.45%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios were negatively impacted by higher total non-interest expense during the first quarter of 2022, compared to the linked quarter. Total non-interest expense is seasonally higher during the first quarter of each year due to annual stock grants resulting in increased stock-based compensation, health saving account employer contributions and payroll taxes. At the same time, the average tangible equity was negatively impacted by the Vantage acquisition, for which People did not issue any equity, and recorded additional goodwill and other intangible assets. Additionally, average tangible equity declined compared to the fourth quarter of 2021 due to a higher accumulated other comprehensive loss during the first quarter of 2022 as a result of the impact of the interest rate environment on the available-for-sale investment securities portfolio. Compared to the first quarter of 2021, the return on average stockholders' equity and average tangible equity ratios were positively impacted by the recent acquisitions, and the related increase in net interest income, coupled with higher non-interest income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2022, Peoples' interest-bearing deposits in other banks decreased $49.8 million from December 31, 2021. The total cash and cash equivalents balance included $268.7 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2022, compared to $318.1 million at December 31, 2021. Peoples paid $82.9 million for the Vantage acquisition during the first quarter of 2022. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2022, Peoples' total cash and cash equivalents decreased $10.0 million as Peoples had net cash used in investing activities of $127.4 million, which more than offset cash provided by financing activities of $101.6 million and by operating activities of $15.7 million. Peoples' investing activities reflected purchases of available-for-sale investment securities totaling $165.3 million, cash outflows for business combinations of $80.5 million, net of decreases in loans held for investment of $75.7 million and proceeds from principal payments, calls and prepayments of available-for-sale investment securities of $60.5 million. The cash provided by financing activities was largely driven by increases in interest-bearing deposits of $115.3 million, which was driven by higher governmental deposits, which are seasonal in nature.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	1.86%	$167,406	$35,604	$—	$—	$—
U.S. government sponsored agencies	0.14%	80,654	81,739	78,481	14,235	18,471
States and political subdivisions	2.20%	231,644	259,319	252,919	223,853	218,484
Residential mortgage-backed securities	1.62%	753,353	828,517	898,459	579,152	596,181
Commercial mortgage-backed securities	1.39%	58,112	63,519	62,552	27,631	27,481
Bank-issued trust preferred securities	1.51%	10,670	6,795	4,679	4,766	4,730
Total fair value		$1,301,839	$1,275,493	$1,297,090	$849,637	$865,347
Total amortized cost		$1,381,259	$1,283,146	$1,294,654	$839,682	$859,120
Net unrealized (loss) gain		$(79,420)	$(7,653)	$2,436	$9,955	$6,227
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	1.64%	$38,486	$36,431	$29,995	$30,103	$30,211
States and political subdivisions (a)	2.24%	151,217	151,402	124,181	102,224	92,436
Residential mortgage-backed securities	1.87%	115,613	110,708	41,035	24,067	24,878
Commercial mortgage-backed securities	1.76%	79,340	75,588	47,889	23,830	18,705
Total amortized cost		$384,656	$374,129	$243,100	$180,224	$166,230
Other investment securities		$41,840	$33,987	$34,486	$32,584	$34,026
Total investment securities:
Amortized cost		$1,807,755	$1,691,262	$1,572,240	$1,052,490	$1,059,376
Carrying value		$1,728,335	$1,683,609	$1,574,676	$1,062,445	$1,065,603

(a)Amortized cost is presented net of the allowance for credit losses of $286 at March 31, 2022 and December 31, 2021; $236 at September 30, 2021; $201 at June 30, 2021 and $182 at March 31, 2021.
For the first quarter of 2022, total investment securities increased, and was largely due to investments made in U.S. Treasury and government agencies' obligations late in the quarter, in an effort to deploy cash, improve investment yields and reduce risk. At the same time, unrealized losses on the available-for-sale investment securities portfolio were driven by the increased interest rate environment, and was deemed temporary in nature. During the third quarter of 2021, Peoples acquired investment securities in the Premier acquisition, driving the increase compared to June 30, 2021.

Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Originated loans:
Construction	$171,934	$137,437	$108,334	$97,424	$75,189
Commercial real estate, other	854,721	861,610	838,333	836,613	832,399
Commercial real estate	1,026,655	999,047	946,667	934,037	907,588
Commercial and industrial	791,307	779,064	715,169	778,122	935,150
Premium finance	145,813	136,121	134,755	117,039	109,129
Leases	97,168	69,169	49,464	24,217	—
Residential real estate	364,989	350,595	334,838	324,321	306,440
Home equity lines of credit	107,414	104,176	98,806	95,376	92,540
Consumer, indirect	524,778	530,532	543,243	537,926	519,749
Consumer, direct	87,994	81,330	80,746	78,736	75,998
Consumer	612,772	611,862	623,989	616,662	595,747
Deposit account overdrafts	699	756	927	498	298
Total originated loans	$3,146,817	$3,050,790	$2,904,615	$2,890,272	$2,946,892
Acquired loans (a):
Construction	$66,371	$72,795	$66,450	$3,175	$3,510
Commercial real estate, other	602,511	688,471	790,783	111,647	132,850
Commercial real estate	668,882	761,266	857,233	114,822	136,360
Commercial and industrial	95,844	112,328	143,369	27,629	29,611
Premium finance	—	15	—	49	1,461
Leases	169,900	53,339	61,982	71,426	—
Residential real estate	391,440	421,123	433,296	242,276	267,260
Home equity lines of credit	54,874	59,417	62,564	23,025	24,886
Consumer, indirect	—	—	13	—	—
Consumer, direct	19,396	23,322	27,956	2,700	3,206
Consumer	19,396	23,322	27,969	2,700	3,206
Total acquired loans	$1,400,336	$1,430,810	$1,586,413	$481,927	$462,784
Total loans	$4,547,153	$4,481,600	$4,491,028	$3,372,199	$3,409,676
Percent of loans to total loans:
Construction	5.2%	4.7%	3.9%	3.0%	2.3%
Commercial real estate, other	32.1%	34.7%	36.3%	28.1%	28.3%
Commercial real estate	37.3%	39.4%	40.2%	31.1%	30.6%
Commercial and industrial	19.5%	19.9%	19.1%	23.9%	28.3%
Premium finance	3.2%	3.0%	3.0%	3.5%	3.2%
Leases	5.9%	2.7%	2.5%	2.8%	—%
Residential real estate	16.6%	17.2%	17.1%	16.8%	16.8%
Home equity lines of credit	3.6%	3.7%	3.6%	3.5%	3.5%
Consumer, indirect	11.5%	11.8%	12.1%	16.0%	15.3%
Consumer, direct	2.4%	2.3%	2.4%	2.4%	2.3%
Consumer	13.9%	14.1%	14.5%	18.4%	17.6%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$420,024	$430,597	$441,085	$454,399	$469,788

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at March 31, 2022 increased $65.6 million compared to December 31, 2021, and was driven by leases acquired from Vantage, coupled with originated growth, and was partially offset by payoffs of previously-acquired loans and PPP loan forgiveness. The originated loan growth was mostly in construction loans, which grew $34.5 million, commercial and industrial balances, which were up $12.2 million, and premium finance loans, which increased $9.7 million.

The increase in loans at September 30, 2021, compared to June 30, 2021, was primarily due to the Premier acquisition, which added $1.1 billion in loans.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at March 31, 2022:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$84,783	$103,538	$188,321	43.0%
Mixed-use facilities	34,822	26,481	61,303	14.0%
Assisted living facilities and nursing homes	23,464	21,050	44,514	10.2%
Land only	22,415	6,157	28,572	6.5%
Office buildings and complexes	8,587	13,013	21,600	4.9%
Storage facility	5,742	644	6,386	1.5%
Lodging and lodging related	12,596	1,472	14,068	3.2%
Retail	9,167	2,709	11,876	2.7%
Residential property	7,863	9,791	17,654	4.0%
Other (a)	28,866	14,508	43,374	10.0%
Total construction	$238,305	$199,363	$437,668	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$77,603	$3,492	$81,095	5.4%
Non-owner occupied	94,634	4,822	99,456	6.6%
Total office buildings and complexes	172,237	8,314	180,551	12.0%
Retail facilities:
Owner occupied	55,513	1,965	57,478	3.8%
Non-owner occupied	134,230	1,736	135,966	9.0%
Total retail facilities	189,743	3,701	193,444	12.8%
Mixed-use facilities:
Owner occupied	53,673	424	54,097	3.6%
Non-owner occupied	58,716	4,000	62,716	4.2%
Total mixed-use facilities	112,389	4,424	116,813	7.8%
Apartment complexes	93,246	3,508	96,754	6.4%
Light industrial facilities:
Owner occupied	91,329	1,891	93,220	6.2%
Non-owner occupied	38,666	633	39,299	2.6%
Total light industrial facilities	129,995	2,524	132,519	8.8%
Assisted living facilities and nursing homes	81,349	750	82,099	5.4%
Warehouse facilities:
Owner occupied	40,271	2,790	43,061	2.9%
Non-owner occupied	40,176	74	40,250	2.7%
Total warehouse facilities	80,447	2,864	83,311	5.6%
Lodging and lodging related:
Owner occupied	13,941	—	13,941	0.9%
Non-owner occupied	85,713	150	85,863	5.7%
Total lodging and lodging related	99,654	150	99,804	6.6%
Education services:
Owner occupied	16,896	98	16,994	1.1%
Non-owner occupied	22,508	4,000	26,508	1.8%
Total education services	39,404	4,098	43,502	2.9%
Healthcare facilities:
Owner occupied	26,085	422	26,507	1.8%
Non-owner occupied	11,482	—	11,482	0.8%
Total healthcare facilities	37,567	422	37,989	2.6%
Restaurant/bar facilities:
Owner occupied	24,482	—	24,482	1.6%
Non-owner occupied	12,908	—	12,908	0.9%
Total restaurant/bar facilities	37,390	—	37,390	2.5%
Agriculture	30,792	1,536	32,328	2.1%
Other (a)	353,019	17,558	370,577	24.5%
Total commercial real estate, other	$1,457,232	$49,849	$1,507,081	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both March 31, 2022 and December 31, 2021. The repayment of premium finance loans are secured by the underlying insurance policy prepaid premium, and therefore, have no geographical impact from a repayment perspective. The repayment of leases are secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
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

(Dollars in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
PPP aggregate outstanding principal balances	$42.9	$89.3	$139.8	$194.7	$349.9
PPP net deferred loan origination fees	1.0	2.2	4.0	7.1	9.3
Accretion of net deferred loan origination fees	1.2	1.8	3.1	3.4	4.7
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial real estate	$23,786	$32,146	$39,252	$18,147	$18,663
Commercial and industrial	10,114	11,063	13,378	8,686	10,108
Premium finance	345	379	1,137	998	1,160
Leases	5,875	4,797	4,505	3,715	—
Residential real estate	6,495	7,233	9,568	4,837	4,935
Home equity lines of credit	1,894	2,005	2,224	1,504	1,494
Consumer, indirect	5,172	5,326	6,160	8,841	7,522
Consumer, direct	1,036	961	1,079	1,161	970
Deposit account overdrafts	51	57	79	53	45
Allowance for credit losses	$54,768	$63,967	$77,382	$47,942	$44,897
As a percent of total loans	1.20%	1.43%	1.72%	1.42%	1.32%
At March 31, 2022, the reduction in the allowance for credit losses compared to December 31, 2021 was due to improvements in economic forecasts and loss drivers, along with reductions in loan balances from acquired loan from payoffs during the quarter. Peoples recorded $387,000 of provision for credit losses during the first quarter of 2022 to establish the allowance for credit losses for non-purchased credit deteriorated leases acquired from Vantage.
The increase in the allowance for credit losses at September 30, 2021, compared to June 30, 2021, was related to the provision for credit losses recorded of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the acquisition of Premier. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2021 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Gross charge-offs:
Commercial real estate, other	$278	$226	$—	$4	$157
Commercial and industrial	463	105	654	5	293
Premium finance	14	15	7	7	16
Leases	473	478	431	525	—
Residential real estate	309	72	44	136	133
Home equity lines of credit	16	1	180	4	12
Consumer, indirect	385	566	416	269	505
Consumer, direct	136	56	29	31	36
Consumer	521	622	445	300	541
Deposit account overdrafts	259	248	135	89	103
Total gross charge-offs	$2,333	$1,767	$1,896	$1,070	$1,255
Recoveries:
Commercial real estate, other	$49	$196	$4	$4	$—
Commercial and industrial	4	4	4	18	—
Premium finance	—	—	—	—	—
Leases	176	109	120	110	—
Residential real estate	14	40	48	40	15
Home equity lines of credit	29	—	37	—	4
Consumer, indirect	86	42	43	63	105
Consumer, direct	11	58	17	11	26
Consumer	97	100	60	74	131
Deposit account overdrafts	54	42	37	44	54
Total recoveries	$423	$491	$310	$290	$204
Net charge-offs (recoveries):
Commercial real estate, other	$229	$30	$(4)	$—	$157
Commercial and industrial	459	101	650	(13)	293
Premium finance	14	15	7	7	16
Leases	297	369	311	415	—
Residential real estate	295	32	(4)	96	118
Home equity lines of credit	(13)	1	143	4	8
Consumer, indirect	299	524	373	206	400
Consumer, direct	125	(2)	12	20	10
Consumer	424	522	385	226	410
Deposit account overdrafts	205	206	98	45	49
Total net charge-offs	$1,910	$1,276	$1,586	$780	$1,051
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate, other	0.02%	—%	—%	—%	0.02%
Commercial and industrial	0.03%	0.01%	0.08%	—%	0.04%
Leases	0.03%	0.03%	0.03%	0.05%	—%
Residential real estate	0.03%	—%	—%	0.01%	0.01%
Home equity lines of credit	—%	—%	0.02%	—%	—%
Consumer, indirect	0.03%	0.05%	0.04%	0.02%	0.05%
Consumer, direct	0.01%	—%	—%	—%	—%
Consumer	0.04%	0.05%	0.04%	0.02%	0.05%
Deposit account overdrafts	0.02%	0.02%	0.01%	0.01%	0.01%
Total	0.17%	0.11%	0.18%	0.09%	0.13%
Each with "--%" not meaningful.
Net charge-offs during the first quarter of 2022 were 0.17% of average total loans on an annualized basis. Peoples has anticipated an increase in the net charge-offs to average total loans, as recent periods have been below historical levels. Higher residential real estate gross charge-offs contributed to the increase, coupled with lower recoveries experienced on commercial real estate loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Loans 90+ days past due and accruing:
Construction	$—	$90	$—	$—	$—
Commercial real estate, other	603	689	1,912	1,361	55
Commercial and industrial	53	1,139	98	161	—
Premium finance	613	865	368	216	109
Leases	3,921	—	1,736	1,522	—
Residential real estate	677	805	1,156	342	662
Home equity lines of credit	75	50	61	60	180
Consumer, indirect	17	—	—	39	24
Consumer, direct	—	85	32	40	14
Consumer	17	85	32	79	38
Total loans 90+ days past due and accruing	$5,959	$3,723	$5,363	$3,741	$1,044
Nonaccrual loans:
Construction	$6	$6	$—	$4	$4
Commercial real estate, other	14,745	16,849	17,207	7,965	8,084
Commercial and industrial	2,394	2,505	4,133	3,938	4,067
Leases	1,731	1,581	1,411	—	—
Residential real estate	7,459	8,016	8,046	5,811	6,182
Home equity lines of credit	604	687	661	572	624
Consumer, indirect	1,408	1,302	850	704	825
Consumer, direct	231	273	177	100	146
Consumer	1,639	1,575	1,027	804	971
Total nonaccrual loans	$28,578	$31,219	$32,485	$19,094	$19,932
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$197	$218	$94	99	$337
Commercial and industrial	999	1,067	1,223	1,774	2,034
Residential real estate	1,676	1,631	1,689	1,784	2,064
Home equity lines of credit	333	352	315	129	156
Consumer, indirect	220	272	219	193	206
Consumer, direct	—	6	9	6	15
Consumer	220	278	228	199	221
Total nonaccrual TDRs	$3,425	$3,546	$3,549	$3,985	$4,812
Total nonperforming loans ("NPLs")	$37,962	$38,488	$41,397	$26,820	$25,788
OREO:
Commercial	$9,106	$9,105	$10,804	$—	$—
Residential	301	391	464	239	134
Total OREO	$9,407	$9,496	$11,268	$239	$134
Total nonperforming assets ("NPAs")	$47,369	$47,984	$52,665	$27,059	$25,922
Criticized loans (a)	$190,315	$194,016	$234,845	$113,802	$116,424
Classified loans (b)	109,530	106,547	142,628	69,166	76,095

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.70%	0.78%	0.80%	0.68%	0.73%
NPLs as a percent of total loans (d)	0.83%	0.86%	0.92%	0.79%	0.76%
NPAs as a percent of total assets (d)	0.65%	0.68%	0.75%	0.53%	0.50%
NPAs as a percent of total loans and OREO(d)	1.04%	1.07%	1.17%	0.80%	0.76%
Allowance for credit losses as a percent of nonaccrual loans (d)	171.13%	184.00%	214.75%	207.73%	181.45%
Allowance for credit losses as a percent of NPLs (d)	144.27%	166.20%	186.93%	178.75%	174.10%
Criticized loans as a percent of total loans (a)	4.19%	4.33%	5.23%	3.37%	3.41%
Classified loans as a percent of total loans (b)	2.41%	2.38%	3.18%	2.05%	2.23%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Compared to December 31, 2021, Peoples' nonperforming assets declined to 0.65%, from 0.68%, with the reduction being driven by decreases in nonaccrual loans, which were partially due to a $1.5 million payoff of one commercial relationship. Loans 90+ days past due and accruing increased compared to December 31, 2021, mostly due to the Vantage acquisition. During the first quarter of 2022, criticized loans, which are those categorized as special mention, substandard or doubtful, declined $3.7 million, while classified loans, which are those categorized as substandard or doubtful, grew $3.0 million.
During the third quarter of 2021, nonperforming assets, criticized and classified loans increased due to the Premier merger.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Non-interest-bearing deposits (a)	$1,666,668	$1,641,422	$1,559,993	$1,181,045	$1,206,034
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,179,199	1,167,460	1,140,639	732,478	722,470
Savings accounts	1,065,678	1,036,738	1,016,755	689,086	676,345
Retail certificates of deposit ("CDs")	612,936	643,759	691,680	417,466	433,214
Money market deposit accounts	656,266	651,169	637,635	547,412	586,099
Governmental deposit accounts	734,784	617,259	679,305	498,390	511,937
Brokered deposits	87,395	104,745	106,013	166,746	168,130
Total interest-bearing deposits	4,336,258	4,221,130	4,272,027	3,051,578	3,098,195
Total deposits	$6,002,926	$5,862,552	$5,832,020	$4,232,623	$4,304,229
Demand deposits as a percent of total deposits	47%	48%	46%	45%	45%
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2022, period-end deposits increased $140.4 million, or 2%, compared to December 31, 2021, and increased $1.7 billion, or 39%, compared to March 31, 2021. The increase compared to December 31, 2021, was driven by seasonal growth in governmental deposits of $117.5 million, an increase in non-interest bearing checking deposits of $30.8 million, and an increase in savings deposits of $28.9 million, offset partially by decreases in retail and brokered certificates of deposits. The increase in total deposits at September 30, 2021, compared to June 30, 2021, was driven by deposits acquired from Premier. Total deposits in all periods presented were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In prior quarterly periods in the table above, Peoples experienced increases in most low-cost deposit categories.
Peoples reduced its reliance on brokered deposits in each quarterly period, beginning after June 30, 2020. This decline was largely due to the increase in deposit balances from customers, which allowed Peoples to reduce its position in the higher-cost brokered CDs during each period. As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of March 31, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps hedged 90-day FHLB advances, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Short-term borrowings:
FHLB 90-day advances	$40,000	$40,000	$50,000	$—	$—
Current portion of long-term FHLB advances	15,000	15,000	15,000	15,000	20,000
Retail repurchase agreements	89,275	111,482	119,693	51,496	47,868
Total short-term borrowings	$144,275	$166,482	$184,693	$66,496	$67,868
Long-term borrowings:
FHLB advances	$85,564	$85,825	$86,483	$87,393	$102,645
Vantage non-recourse debt	102,364	—	—	—	—
Junior subordinated debt securities	13,682	13,650	12,928	7,688	7,650
Total long-term borrowings	$201,610	$99,475	$99,411	$95,081	$110,295
Total borrowed funds	$345,885	$265,957	$284,104	$161,577	$178,163
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Borrowed funds increased compared to December 31, 2021, driven by non-recourse debt assumed in the Vantage acquisition partially offset by a decline in retail repurchase agreements of $22.2 million. The increase in total borrowed funds at

September 30, 2021, compared to June 30, 2021, was primarily due to the addition of $63.8 million retail repurchase agreements from Premier.
Capital/Stockholders’ Equity
At March 31, 2022, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2022, Peoples had a capital conservation buffer of 4.78%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Capital Amounts:
Common Equity Tier 1	$547,215	$577,565	$567,172	$383,502	$418,089
Tier 1	560,897	591,215	580,100	391,190	425,739
Total (Tier 1 and Tier 2)	607,493	648,948	637,802	431,424	463,872
Net risk-weighted assets	$4,752,428	$4,614,258	$4,611,321	$3,382,736	$3,365,637
Capital Ratios:
Common Equity Tier 1	11.51%	12.52%	12.30%	11.34%	12.42%
Tier 1	11.80%	12.81%	12.58%	11.56%	12.65%
Total (Tier 1 and Tier 2)	12.78%	14.06%	13.83%	12.75%	13.78%
Tier 1 leverage ratio	8.29%	8.67%	11.20%	7.87%	9.00%
Peoples' regulatory capital and related ratio levels declined during the first quarter of 2022. The ratios were negatively impacted by the cash acquisition of Vantage, for which Peoples recorded goodwill and intangible assets, which impact was partially offset by net income exceeding dividends declared during the period. Peoples believes this reduction in regulatory capital and ratios is temporary, and will be recovered in future periods. As of September 30, 2021, regulatory capital ratios increased compared to June 30, 2021 due to the Premier acquisition, which included an equity issuance of $261.9 million. At June 30, 2021, regulatory capital ratios declined compared to March 31, 2021, which was the result of the NSL acquisition, for which Peoples paid cash and recorded goodwill and intangible assets.
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

The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Tangible equity:
Total stockholders' equity	$808,340	$845,025	$831,882	$585,505	$578,893
Less: goodwill and other intangible assets	341,865	291,009	295,415	221,576	184,007
Tangible equity	$466,475	$554,016	$536,467	$363,929	$394,886
Tangible assets:
Total assets	$7,239,261	$7,063,521	$7,059,752	$5,067,634	$5,143,052
Less: goodwill and other intangible assets	341,865	291,009	295,415	221,576	184,007
Tangible assets	$6,897,396	$6,772,512	$6,764,337	$4,846,058	$4,959,045
Tangible book value per common share:
Tangible equity	$466,475	$554,016	$536,467	$363,929	$394,886
Common shares outstanding	28,453,175	28,297,771	28,265,791	19,660,877	19,629,633
Tangible book value per common share	$16.39	$19.58	$18.98	$18.51	$20.12
Tangible equity to tangible assets ratio:
Tangible equity	$466,475	$554,016	$536,467	$363,929	$394,886
Tangible assets	$6,897,396	$6,772,512	$6,764,337	$4,846,058	$4,959,045
Tangible equity to tangible assets	6.76%	8.18%	7.93%	7.51%	7.96%
Tangible book value per common share declined to $16.39 at March 31, 2022, compared to $19.58 at December 31, 2021. The change in tangible book value per common share was due to tangible equity declining as the Vantage acquisition included no issuance of equity, coupled with the addition of goodwill and other intangible assets. Also contributing to the decline compared to December 31, 2021, was a $51.0 million reduction in accumulated other comprehensive loss. The increase in tangible equity to tangible assets at September 30, 2021, was attributable to the Premier acquisition, and related equity issued. The decline in tangible equity to tangible assets at June 30, 2021, compared to March 31, 2021, was due to the NSL acquisition.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2021 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
300	$24,211	10.5%	$24,903	11.7%	$(30,884)	(2.4)%	$(24,232)	(2.0)%
200	15,448	6.7%	16,312	7.7%	(25,145)	(1.9)%	(16,541)	(1.3)%
100	7,094	3.1%	7,899	7.1%	(15,656)	(1.2)%	(5,308)	(0.4)%
(100)	(8,348)	(3.6)%	(8,615)	(4.1)%	(41,873)	(3.2)%	(91,568)	(7.4)%
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages will prepay. These prepayment speeds affect the amount forecasted for cash flow reinvestment, premium amortization, and discount accretion assumed in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer term interest rates decline, and decrease as interest rates increase. The assumptions in the interest rate risk model could be incorrect, leading to either a lesser or greater impact on net interest income or asset duration.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2022, consideration of the bear steepener and bull flattener scenarios provides insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At March 31, 2022, the bear steepener scenario resulted in an increase in both net interest income and the economic value of equity of 0.2% and 2.9%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At March 31, 2022, the bull flattener scenario resulted in a decrease in net interest income and an increase in the economic value of equity of -0.1% and 0.8%, respectively. Peoples was within the policy limitations for this alternative scenario as of March 31, 2022, which sets the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2022, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2021 was largely attributable to increased effective duration in the investment securities portfolio.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2021 Form 10-K.
At March 31, 2022, Peoples Bank had liquid assets of $582.5 million, which represented 7.3% of total assets and unfunded loan commitments. Peoples also had an additional $238.4 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Home equity lines of credit	$184,616	$177,262	$177,963	$134,516	$124,027
Unadvanced construction loans	203,719	227,135	271,483	207,403	190,715
Other loan commitments	616,696	577,170	646,374	542,429	555,102
Loan commitments	$1,005,031	$981,567	$1,095,820	$884,348	$869,844
Standby letters of credit	$12,729	$12,805	$12,358	$10,252	$10,295

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
(b)information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(c)as previously disclosed within "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K, Peoples did not design effective controls supporting acquired purchased credit deteriorated loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting; and
(d)as part of Peoples' efforts to remediate the material weakness described above, new controls and procedures have been designed and are in process of being implemented. Therefore, Peoples' President and Chief Executive Officer, and its Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2022, Peoples' disclosure controls and procedures were not effective. Despite the foregoing, Management has concluded the financial statements fairly present in all material respects, Peoples' financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with US GAAP.
 Changes in Internal Control Over Financial Reporting
The remediation activities described above, and discussed in further detail in "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K, are changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2022. These changes may materially affect, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2021 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and Peoples' business for an unknown period of time. Any of the above-mentioned factors could affect Peoples' business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and Peoples' 2021 Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2022:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2022	650	(3)	$32.91	(3)	—	$30,000,000
February 1 – 28, 2022	35,474	(2)	$32.63	(2)	—	$30,000,000
March 1 – 31, 2022	735	(3)	$32.75	(3)	—	$30,000,000
Total	36,859		$32.64		—	$30,000,000
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended March 31, 2022.
(2)Information reported includes an aggregate of 35,474 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during February 2022.
(3)Information reported includes 650 common shares and 735 common shares purchased in open market transactions during January 2022 and March 2022, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Summary of perquisites for Executive Officers of Peoples Bancorp Inc.	Incorporated herein b reference to Exhibit 10.5 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0-16772) ("Peoples' 2021 Form 10-K")

10.2	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith

10.3	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein b reference to Exhibit 10.7 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0-16772) ("Peoples' 2021 Form 10-K")

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 6, 2022	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 6, 2022	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer